Form 10QSB
period 1996-09-30
QUADRAMED CORP
filed 1996-11-15
CIK 1018833

     THIS DOCUMENT IS A COPY OF THE FORM 10-QSB FILED ON NOVEMBER 15, 1996
              PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

                            ------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 0-21031

                             QUADRAMED CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                   DELAWARE                                     52-1992861
         (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)
   80 E. SIR FRANCIS DRAKE BLVD., SUITE 2A,
                  LARKSPUR, CA                                    94939
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 461-7725

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     QUADRAMED CORPORATION HAS NOT BEEN SUBJECT TO THE FILING REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, FOR THE PAST 90 DAYS. THIS FORM 10-QSB IS THE COMPANY'S FIRST FILING REQUIRED UNDER SUCH ACT.

     As of October 31, 1996, there were 5,692,683 shares of the Registrant's Common Stock outstanding, par value $0.01.

     This quarterly report on Form 10-QSB consists of 26 pages of which this is page 1. The Exhibit Index is located at page 23.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             QUADRAMED CORPORATION

                               TABLE OF CONTENTS

                                                                                     PAGE NUMBER
                                                                                     -----------
PART I.    FINANCIAL INFORMATION
           Item 1.   Financial Statements (unaudited)
                     Condensed Consolidated Balance Sheets as of September 30, 1996
                     and December 31, 1995.........................................       3.
                     Condensed Consolidated Statements of Operations for the three
                     and nine months ended September 30, 1996 and 1995.............       4.
                     Condensed Consolidated Statements of Cash Flows for the nine
                     months ended September 30, 1996 and 1995......................       5.
                     Notes to Condensed Consolidated Financial Statements..........       6.
           Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.....................................       7.
PART II.   OTHER INFORMATION
           Item 1.   Legal Proceedings.............................................      16.
           Item 2.   Changes in Securities.........................................      18.
           Item 3.   Defaults Upon Senior Securities...............................      18.
           Item 4.   Submission of Matters to a Vote of Security Holders...........      18.
           Item 5.   Other Information.............................................      18.
           Item 6.   Exhibits and Reports on Form 8-K..............................      18.
SIGNATURES.........................................................................      20.

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                             QUADRAMED CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1996              1995
                                                                     -------------     ------------
                                                                      (UNAUDITED)
                                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................................     $   103          $    121
  Restricted cash..................................................          31               163
  Accounts receivable, net.........................................       3,265             2,413
  Prepaid and other................................................         328               203
                                                                        -------           -------
          Total current assets.....................................       3,727             2,900
                                                                        -------           -------
EQUIPMENT AND SOFTWARE:
  Equipment and software...........................................       2,175             1,883
  Accumulated depreciation and amortization........................      (1,118)             (662)
                                                                        -------           -------
          Equipment and software, net..............................       1,057             1,221
                                                                        -------           -------
OTHER ASSETS:
  Capitalized software development costs, net......................         541               196
  Acquired software, net...........................................       1,698             1,940
  Goodwill, net....................................................       2,088             2,349
  Deferred offering costs..........................................         737                --
  Other............................................................          41                52
                                                                        -------           -------
          Total other assets.......................................       5,105             4,537
                                                                        -------           -------
                                                                        $ 9,889          $  8,658
                                                                        =======           =======

                           LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Line of credit...................................................     $   973          $     --
  Current maturities of capital lease obligations..................          75               155
  Accounts payable.................................................       1,928             1,119
  Accrued liabilities..............................................       1,675             1,725
  Unremitted customer collections..................................          75                62
  Amount payable related to acquisition of Health Care Design
     Systems.......................................................       1,250             4,250
  Deferred revenue.................................................       1,000             1,970
                                                                        -------           -------
          Total current liabilities................................       6,976             9,281
                                                                        -------           -------
OTHER LIABILITIES:
  Amount payable related to acquisition of Health Care Design
     Systems.......................................................       3,750             4,500
  Capital lease obligations, less current portion..................         198               237
                                                                        -------           -------
          Total other liabilities..................................       3,948             4,737
                                                                        -------           -------
  TOTAL LIABILITIES................................................      10,924            14,018
                                                                        -------           -------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock..................................................          25                18
  Common stock.....................................................           4                 3
  Deferred compensation............................................        (359)               --
  Additional paid-in capital.......................................      13,668             9,139
  Accumulated deficit..............................................     (14,373)          (14,520)
                                                                        -------           -------
          Total stockholders' equity (deficit).....................      (1,035)           (5,360)
                                                                        -------           -------
                                                                        $ 9,889          $  8,658
                                                                        =======           =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             QUADRAMED CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          THREE MONTHS
                                                              ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                        -----------------     -------------------
                                                         1996       1995       1996        1995
                                                        ------     ------     -------     -------
REVENUES:
  Licenses............................................  $3,894     $  727     $11,021     $ 2,130
  Services............................................     507        684       2,146       2,394
                                                        ------     ------     -------     -------
          Total revenues..............................   4,401      1,411      13,167       4,524
                                                        ------     ------     -------     -------
OPERATING EXPENSES:
  Cost of licenses....................................   1,449        393       4,518       1,154
  Cost of services....................................     713        834       2,135       2,881
  General and administration..........................     892        612       2,369       1,677
  Sales and marketing.................................     509        263       1,676         810
  Research and development............................     542         49       1,641         194
  Amortization of goodwill............................     120          6         329          44
                                                        ------     ------     -------     -------
          Total operating expenses....................   4,225      2,157      12,668       6,760
                                                        ------     ------     -------     -------
INCOME (LOSS) FROM OPERATIONS.........................     176       (746)        499      (2,236)
OTHER INCOME (EXPENSE):
  Interest income.....................................      --         14          --          61
  Interest expense....................................    (127)        (2)       (329)        (45)
  Other income, net...................................       1          3         (22)          8
                                                        ------     ------     -------     -------
          Total other income (expense)................    (126)        15        (351)         24
                                                        ------     ------     -------     -------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES.......      50       (731)        148      (2,212)
  Provision for income tax............................      --         --          --          --
                                                        ------     ------     -------     -------
NET INCOME (LOSS).....................................  $   50     $ (731)    $   148     $(2,212)
                                                        ======     ======     =======     =======
NET INCOME (LOSS) PER SHARE...........................  $ 0.01     $(0.18)    $  0.03     $ (0.53)
                                                        ======     ======     =======     =======
WEIGHTED AVERAGE SHARES OUTSTANDING...................   4,568      4,144       4,493       4,144
                                                        ======     ======     =======     =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................................  $   148     $(2,212)
                                                                           -------     -------
  Adjustments to reconcile net income (loss) to net cash used for operating activities --
     Depreciation & amortization.........................................    1,044         326
     Amortization of deferred compensation...............................       22          --
  Changes in assets and liabilities --
     Accounts receivable, net............................................     (852)       (139)
     Restricted cash.....................................................      132        (163)
     Other assets........................................................       11         (41)
     Prepaid expenses and other..........................................     (125)       (133)
     Accounts payable and accrued liabilities............................      759        (473)
     Borrowings to fund advances to customers............................       --        (241)
     Unremitted customer collections.....................................       13        (147)
     Deferred revenue....................................................     (970)          4
                                                                           -------     -------
          Cash provided by (used in) operating activities................      182      (3,219)
                                                                           -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment & software......................................     (292)       (121)
  Capitalization of computer software development costs..................     (353)       (142)
  Additions to intangible assets.........................................      (78)        (25)
                                                                           -------     -------
          Cash used for investing activities.............................     (723)       (288)
                                                                           -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal on capital lease obligations.....................     (119)        (39)
  Borrowings under notes payable.........................................   (3,750)       (750)
  Borrowings under line of credit........................................      973          --
  Issuance of convertible preferred stock................................    3,890       4,999
  Issuance of common stock...............................................      209           5
  Proceeds from exercise of common stock options.........................       57          --
  Deferred offering costs................................................     (737)         --
                                                                           -------     -------
          Cash provided by financing activities..........................      523       4,215
                                                                           -------     -------
Net increase (decrease) in cash and cash equivalents.....................      (18)        708
CASH AND CASH EQUIVALENTS, beginning of period...........................      121         130
                                                                           -------     -------
CASH AND CASH EQUIVALENTS, end of period.................................  $   103     $   838
                                                                           =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest.................................................  $   279     $    --
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING TRANSACTIONS
  Conversion of notes payable to related parties to convertible preferred
     stock...............................................................  $ 3,890     $ 4,254

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             QUADRAMED CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995 included in the Company's Form SB-2 Registration Statement declared effective by the SEC on October 10, 1996. The unaudited information contained herein has been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of the Company's management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1996 or any other future period.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUES

     The Company licenses a variety of products and provides a variety of services. The product suite is comprised of three primary elements: financial management, decision support and EDI software. Each of these elements includes a variety of products which can be licensed individually or as a suite of interrelated products. EDI and DRG[Check] products are generally licensed under term arrangements (which range from one year to three years) which typically include monthly payments over the term of the arrangement. The financial management and decision support products are generally licensed on a perpetual basis.

     Revenues from term licenses of EDI products are recognized ratably over the term of the license arrangement, beginning at the date of installation. Revenues from perpetual licenses of the financial management and decision support products and DRG[Check] term arrangements that are longer than one year are recognized upon shipment of the software if there are no significant post-delivery obligations, payment of the license fee is due within one year and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

     The Company provides business office outsourcing and reimbursement consulting services to certain hospitals under contract service arrangements. Business office outsourcing revenues typically consist of fixed monthly fees plus incentive-based payments that are based on a percentage of dollars recovered for the provider for which the service is being performed. The monthly fees are recognized as revenue on a monthly basis at the end of each month. Incentive fees are recognized as the conditions upon which such fees are based are realized based on collection of accounts from payors. Reimbursement consulting services typically consist of fixed fee services and additional incentive payments based on a certain percentage of revenue returns realized by the customer as a result of the services provided by the Company. The fixed fee portion is recognized as revenue upon the completion of the project. Incentive amounts are recognized upon cash collection from the customer.

     Other services are also provided to certain of the Company's licensees of software product, which consist primarily of consulting and post-contract customer support. Consulting services generally consist of installation of software at customer sites and is recognized upon completion of installation. Such services generally do not include customization or modification of the underlying software code. If included in a license agreement, such services are unbundled at their fair market value based on the value established by the independent sale of such services to customers. If customization of the software code is performed, the license and service fees are recognized together on a percentage-of-completion basis during the customization period. Post-contract customer support is recognized ratably over the term of the support period. If support is included in a perpetual license agreement or a DRG[Check] term arrangement that is longer than one year, such amounts are unbundled from the license fee at its fair market value based on the value established by the independent sale of such support to customers.

NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of Convertible Preferred Stock (using the if converted method) and stock options and warrants (using the treasury stock method). Common stock options and warrants are excluded from the computation if their effect is antidilutive except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and staff policy, such computations include all common and common equivalent shares issued within the 12 months preceding the filing date of the Company's initial public offering as if they were outstanding for all periods presented (under the treasury stock method using an assumed initial public offering price). Convertible Preferred Stock outstanding during the period is included (using the if converted method) in the computation as common equivalent shares even though the effect is antidilutive. Primary and fully diluted earnings per share were substantially the same in all periods presented.

3.  INITIAL PUBLIC OFFERING

     On October 10, 1996, the Company completed its initial public offering of 2,500,000 shares of common stock, which raised net proceeds of approximately $28,000,000. A portion of the net proceeds were immediately used to retire $5,000,000 of indebtedness incurred in connection with the Company's acquisition of the net assets of Healthcare Design Systems and to retire $973,000 outstanding under its line of credit agreement.

4.  STOCK PURCHASE PLAN

1996 EMPLOYEE STOCK PURCHASE PLAN

     The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors in June 1996. A total of 200,000 shares of Common Stock has been reserved for issuance under the Purchase Plan. The Purchase Plan will enable eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Company's Common Stock on the first day or the last day of each six-month purchase period. No shares have been issued under the Purchase Plan as of September 30, 1996.

5.  REINCORPORATION IN DELAWARE

     In June and July 1996, the Company's Board of Directors and shareholders, respectively, authorized the reincorporation of the Company in Delaware, and on August 29, 1996 such reincorporation was completed. Effective October 10, 1996, the Company was authorized to issue 20,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Except for the historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties and that actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are:
(i) variability in quarterly operating results, (ii) identification, consummation and assimilation of acquisitions, (iii) demand for the Company's products and services in the health care information systems and services markets, (iv) legislative or market-driven reforms in the health care industry,
(v) the Company's ability to develop and introduce new products, (vi) management of the Company's changing operations, (vii) dependence on key personnel, (viii) development by competitors of new or superior products or entry into the market of new competitors, (ix) risks related to product defects, (x) risks associated with pending litigation, (xi) dependence on intellectual property rights, (xii) volatility in the Company's stock price, (xiii) the success or failure of strategic alliances, (xiv) risk of interruption in data processing, and (xv) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission, including the registration statement on Form SB-2 related to the Company's recent initial public offering.

OVERVIEW

     QuadraMed develops, markets and sells a suite of financial management and decision support software products and services designed to enable health care providers to increase operational efficiency and measure the cost of care and to facilitate the negotiation of managed care contracts and capitation agreements. The Company was formed in September 1993 and has completed a number of acquisitions. In October 1993, QuadraMed acquired the net assets of Coast Micro, Inc., through which the Company acquired the predecessor of the Company's EDI product. In November 1993, the Company acquired the net assets of Seton Financial, through which the Company acquired the foundation of its business office outsourcing business. In December 1995, the Company purchased the net assets of Healthcare Design Systems, and thereby acquired the predecessors of several of the Company's decision support and other related software products.

     The Company has experienced operating margins at differing levels related to licenses and services. The service business has historically realized fluctuating margins that were significantly lower than margins associated with licenses.

     The Company believes it will experience seasonal patterns in its operating results, with the second and fourth fiscal quarters having slightly higher revenues and net income. The Company attributes this seasonality in large part to software licenses that are based on annual renewals. In addition, the signing of a major perpetual license agreement could generate an increase in revenues and net income for any given quarter or fiscal year. The Company typically experiences long sales cycles for new customers that may extend over several quarters. As a result, the Company believes that quarterly results of operations will continue to be subject to significant fluctuations and that its results of operations for any particular quarter or year may not be indicative of results of operations for future periods.

     The Company believes continued significant investment in the development of new products and the further development and integration of technologies acquired from Healthcare Design Systems into the Company's suite of products, as well as the expansion of its direct sales force, are critical to its success. Specifically, the Company's development plans include enhancing the functionality of its products and rewriting certain of its products, including those acquired from Healthcare Design Systems, to function within the Microsoft Windows(TM) NT operating system. Accordingly, the aggregate amounts invested in research and development and sales and marketing are expected to increase.

REVENUES

     Revenues for the quarter ended September 30, 1996 increased 212% to $4,401,000, compared to $1,411,000 for the same period last year. For the nine months ended September 30, 1996, revenues were $13,167,000, an increase of 191% over revenues of $4,524,000 in the same period last year. The significant increase in revenues was due principally to sales of newly acquired products, integration of the Company's products and an increase in the number of customers.

     License revenues for the quarter ended September 30, 1996 increased 436% to $3,894,000, compared to $727,000 in the same quarter last year. License revenues for the nine months ended September 30, 1996 increased 417% to $11,021,000 compared to $2,130,000 in the same period last year. The significant increase in license revenues was primarily due to sales of newly acquired products and, to a lesser extent, integration of the Company's products and an increase in new customers.

     Service revenues for the quarter ended September 30, 1996 decreased 26% to $507,000, compared to $684,000 in the same period last year. For the nine months ended September 30, 1996, service revenues decreased 10% to $2,146,000 compared to $2,394,000 in the same period last year. The decrease in service revenues reflects a small decrease in the number of customers in the Company's outsourcing business which is comprised of projects with a defined period of service. The Company believes that its planned augmentation in sales and marketing efforts for this business will contribute to maintaining and perhaps increasing service revenues related to the outsourcing business, although there can be no assurance in this regard.

COST OF REVENUES

     Cost of license revenues for the quarter ended September 30, 1996 increased to $1,449,000 from $393,000 in the same period last year. Cost of licenses includes installation, customer support and royalties. As a percentage of license revenues, cost of licenses decreased to 37% in the third quarter of 1996 from 54% in the third quarter of 1995. For the nine months ended September 30, 1996, cost of license revenues increased to $4,518,000 from $1,154,000 in the same period last year. As a percentage of license revenues, cost of licenses decreased to 41% in the nine months ended September 30, 1996 from 54% in the nine months ended September 30, 1995. The increase in cost of licenses reflects an increase in the number installations. The decrease in cost of licenses as a percentage of license revenues reflects the significant increase in license revenues during the periods, combined with only a moderate increase in the costs associated with such license revenues.

     Cost of service revenues for the quarter ended September 30, 1996 decreased to $713,000 from $834,000 in the same period last year. Cost of services includes expenses associated with services performed in connection with business office outsourcing and reimbursement consulting. As a percentage of service revenues, cost of services increased to 141% in the third quarter of 1996 from 122% in the third quarter of 1995. The decline in cost of services reflects a decrease in the number of personnel who support the service business. The increase in cost of services as a percentage of service revenues is principally due to fewer customers in the Company's business office outsourcing business. Cost of services for the nine months ended September 30, 1996 decreased to $2,135,000 from $2,881,000 in the same period last year. As a percentage of service revenues, cost of services decreased to 99% in the nine months ended September 30, 1996, from 120% in the same period last year. The decrease in cost of services for the nine months ended September 30, 1996 and as a percentage of total revenues is principally due to reduced personnel supporting the service business.

OPERATING EXPENSES

     General and administration. General and administration expenses for the quarter ended September 30, 1996 increased 46% to $892,000, or 20% of total revenues from $612,000, or 43% of total revenues in the same period last year. For the nine months ended September 30, 1996, general and administration expenses increased 41% to $2,369,000, or 18% of total revenues from $1,677,000, or 37% of total revenues in the same period last year. Increases in general and administration expense reflect the addition of personnel associated with an acquisition in December 1995 and higher communication and travel costs associated with establishing an office on the East Coast. The Company believes that general and administration expenses will increase in the future, but should decline slightly as a percentage of total revenues, although there can be no assurance in this regard.

     Sales and Marketing. Sales and marketing expenses for the quarter ended September 30, 1996 increased 94% to $509,000, or 12% of total revenues from $263,000, or 19% of total revenues in the same period last year. For the nine months ended September 30, 1996, sales and marketing expenses increased 107% to $1,676,000, or 13% of total revenues from $810,000, or 18% of total revenues in the same period last year. The increase in sales and marketing expenses resulted primarily from the addition of sales personnel and project managers, whose responsibilities include selling and marketing their respective products. The increase in sales and marketing expenses can also be attributed in part to increased advertising expenditures. The Company believes sales and marketing expenses will continue to increase primarily due to the hiring of additional sales and marketing personnel, but should remain relatively constant as a percentage of total revenues, although there can be no assurance in this regard.

     Research and Development. Research and development expenses for the quarter ended September 30, 1996 increased to $542,000, or 12% of total revenues from $49,000, or 3% of total revenues in the same period last year. For the nine months ended September 30, 1996, research and development expenses increased to $1,641,000, or 12% of total revenues from $194,000, or 4% of total revenues in the same period last year. The increase in research and development expenses represents a significant increase in the number of personnel dedicated to the development and enhancement of the Company's products. The Company intends to continue to invest heavily in the development of new products and in the further integration of acquired technologies into the Company's suite of products and, accordingly, believes that these expenses will increase significantly in the future.

     Amortization of goodwill. Amortization of goodwill increased for the quarter ended September 30, 1996 to $120,000 from $6,000 in the same period last year. Amortization of goodwill also increased for the nine months ended September 30, 1996 to $329,000 from $44,000 in the same period last year. The increase in amortization is primarily the result of amortization of goodwill associated with an acquisition in December 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was $182,000 and $(3,219,000) in the nine months ended September 30, 1996 and 1995, respectively. Net cash used in operating activities in the nine months ended September 30, 1995 was primarily due to the net loss for the period and the payment of accounts payable and accrued liabilities using the proceeds from the issuance of convertible Preferred Stock. Net cash provided by operating activities in the nine months ended September 30, 1996 was principally due to earnings before depreciation and amortization and an increase in the Company's accounts payable and accrued liabilities. This was partially offset by an increase in the Company's accounts receivable and a decrease in deferred revenue. The increase in accounts payable and accrued liabilities was principally due to deferred offering costs for the Company's recent initial public offering and the deferral of payments to vendors. The increase in accounts receivable was primarily due to an increase in volume of monthly billings, while deferred revenue decreased primarily due to the timing of payments from customers.

     Net cash used in investing activities was $723,000 and $288,000 in the nine months ended September 30, 1996 and 1995, respectively. Investing activities primarily included additions to capital equipment and the capitalization of computer software development costs.

     Net cash provided by financing activities was $523,000 and $4,215,000 in the nine months ended September 30, 1996 and 1995, respectively. Financing activities in the nine months ended September 30, 1995 related to the issuance of convertible Preferred Stock. In the nine months ended September 30, 1996, financing related to the issuance of convertible notes and the exchange of such notes for Series B Preferred Stock and borrowings under the Company's line of credit.

     The Company has a credit facility to borrow up to $1,200,000 at the bank's prime rate plus 1.5% for additional working capital, and financing equipment purchases. The credit facility contains certain restrictions, including, among others, obtaining written approval from the bank prior to the payment of dividends, as well as maintaining minimum liquidity, tangible net worth and net income levels. The Company was in technical violation of certain covenants in the credit facility concerning net worth and working capital. However, the Company received a waiver from the bank to cure the technical violation of these covenants. The outstanding balance under the line of credit at September 30, 1996 was $973,000 which was repaid in full after the closing of the Company's recent initial public offering in October 1996.

     In connection with the acquisition of the net assets of Healthcare Design Systems, the Company paid $3,800,000 at the closing and issued a note payable for the purchase price of $5,000,000. After the closing of the initial public offering in October 1996, the Company paid the $5,000,000 due under the note payable, of which $1,500,000 was deposited into an escrow account until purchase price adjustments have been finalized.

                      FACTORS AFFECTING FUTURE PERFORMANCE

DEPENDENCE ON HOSPITAL MARKET; MARKET ACCEPTANCE; DEPENDENCE ON STRATEGIC ALLIANCES; SYSTEM ENHANCEMENTS

     The Company's customers are typically hospitals and other health care providers, and substantially all of the Company's revenues in 1995 and the nine months ended September 30, 1996 were derived from the sale of software products and services to hospitals. The Company's performance is dependent on continued demand for its products in the health care information systems and services industry. Consolidation in the health care information systems and services industry could have a material adverse effect on the Company due to the decrease in the number of potential purchasers of the Company's products and services or the acquisition of one or more of the Company's customers by an acquiror that uses products that compete with those of the Company. Legislative or market-driven reforms could also have unpredictable effects on the Company's business, financial condition and results of operations. In addition, the decision to purchase the Company's products often involves the approval of several individuals within hospitals and other health care providers. Consequently, it is difficult for the Company to predict the timing or outcome of the buying decisions of customers or potential customers.

     The Company's future performance is also dependent in part on the success of its marketing strategy which involves, to a substantial degree, a reliance upon strategic alliance partners to sell the Company's products as a component of the integrated systems being marketed by such partner or to endorse the Company's products. If these strategic alliance partners elect to remove their product endorsement or elect not to include the Company's products as components in their integrated systems or are unsuccessful in achieving significant sales of the systems into which the Company's products are to be integrated, the Company's business, financial condition and results of operations would be materially adversely affected.

     Moreover, the Company's future performance will depend in large part upon the Company's ability to provide the increasing functionality required by its customers through the timely development and successful introduction of new products and enhancements to its existing suite of products. The Company has historically devoted significant resources to product enhancements and research and development and believes that significant continuing development efforts will be required to sustain the Company's operations. There can be no assurance that the Company will successfully develop, acquire, introduce and market new product enhancements or products, or that product enhancements or new products developed by the Company will meet the requirements of hospitals and other health care providers and achieve market acceptance.

RISKS ASSOCIATED WITH ACQUISITIONS

     The Company has expanded, and intends to continue to expand, in substantial part through acquisitions of products, technologies and businesses. The Company's ability to expand successfully through acquisitions depends on many factors, including the successful identification and acquisition of products, technologies or businesses and management's ability to effectively negotiate and consummate acquisitions and integrate and operate the new products, technologies or businesses. There is significant competition for acquisition opportunities in the Company's industry, which may intensify due to consolidation in the health care industry, increasing the costs of capitalizing on acquisition opportunities. The Company competes for acquisition opportunities with other companies that have significantly greater financial and management resources than the Company. The inability to successfully identify appropriate acquisition opportunities, consummate acquisitions or successfully integrate acquired products, technologies, operations, personnel or businesses could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, acquisitions may divert management's attention from other business concerns, expose the

Company to the risks of entering markets in which the Company has no direct prior experience or to risks associated with the market acceptance of acquired products and technologies, or result in the loss of key employees of the Company or the acquired company. Moreover, future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and the recognition of amortization expenses related to goodwill and other intangible assets, which could adversely affect the Company's business, financial condition and results of operations. The acquisition of the net assets of Healthcare Design Systems, completed in December 1995, substantially increased the number and complexity of value added software products offered by the Company. The further integration of the Healthcare Design Systems products and operations into the products and operations of the Company will divert management attention from other matters, will place further pressure on the Company's executive officers and may result in additional administrative expense. As part of the Healthcare Design Systems acquisition, the Company must assimilate approximately 45 new employees into its operations. Failure to complete successfully this integration of products and operations and assimilation of new employees could have a material adverse effect on the Company's business, financial condition and results of operations.

POTENTIAL VARIABILITY IN QUARTERLY OPERATING RESULTS

     The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including the following: variability in demand for the Company's products and services; the number, timing and significance of announcements and releases of product enhancements and new products by the Company and its competitors; the timing and significance of announcements concerning the Company's present or prospective strategic alliances; the termination of, or a reduction in, offerings of the Company's products and services; the loss of customers due to consolidation in the health care industry, delays in product delivery requested by customers; the timing of revenue recognition; the amount of backlog at the beginning of any particular quarter; customer budgeting cycles and changes in customer budgets; investments by the Company in marketing, sales, research and development, and administrative personnel necessary to support the Company's anticipated operations; marketing and sales promotional activities; software defects and other quality factors; and general economic conditions. In particular, the timing of revenue recognition can be affected by many factors, including the timing of customer purchases which are difficult to predict given the complex procurement decision process that exists in most health care providers. As a result, the Company typically experiences sales cycles that extend over several quarters for new customers. There can be no assurance that the Company will not experience delays in recognizing revenues in the future. Moreover, the Company's operating expense levels are relatively fixed and, to a large degree, are based on anticipated revenues. If revenues are below expectations, net income is likely to be disproportionately affected. Further, it is likely that in some future quarter the Company's revenues, backlog or operating results will be below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially adversely affected.

HIGHLY COMPETITIVE MARKET

     Competition in the market for the Company's products and services is intense and is expected to increase. The Company's competitors include other providers of health care information software and services, as well as health care consulting firms. The Company's principal competitors include CIS Technologies, Inc., a division of National Data Corporation, Inc., and Sophisticated Software, Inc. in the market for its EDI products; Healthcare Cost Consultants, Inc. ("HCC"), a division of CIS Technologies, Inc. and Trego Systems, Inc. in the market for its contract management products; IMNET Systems, Inc., Optika Imaging Systems, Inc. and LanVision Systems, Inc. in the market for its electronic document management products; Transition Systems, Inc. ("TSI") and Healthcare Microsystems, Inc., a division of Health Management Systems Inc. ("HMS"), HCIA Inc. and MediQual Systems, Inc. in the market for its decision support products; and HMS and ARTRAC, a division of Medaphis Corp., in the market for its business office outsourcing services. In addition, current and prospective customers evaluate the Company's capabilities against the merits of their existing information systems and expertise. Furthermore, major health care information companies not presently offering products that compete with those offered by the Company may enter the Company's markets. Increased competition could result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the health care industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

NEED TO MANAGE CHANGING OPERATIONS; DEPENDENCE UPON KEY PERSONNEL

     The Company's anticipated future operations may place a strain on its management systems and resources. The Company expects that it will be required to continue to improve its financial and management controls, reporting systems and procedures, and will need to expand, train and manage its work force. There can be no assurance that the Company will be able to effectively manage these tasks, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. In 1994, 1995 and 1996 the Company experienced significant turnover in its sales personnel, including its Senior Vice President of Sales. The Company has hired in the last year and intends to continue to hire a significant number of additional sales personnel. Thus, a substantial percentage of the Company's sales force is currently inexperienced in selling the Company's products and will remain so for some time. In addition, competition for experienced sales personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain highly qualified employees in the future. If the Company is unable to hire and retain such personnel, particularly those in key positions, the Company's business, financial condition and results of operations could be materially adversely affected. The Company's future success also depends in significant part upon the continued service of its executive officers, its product managers and other key sales, marketing, and development personnel. In April 1996, the Company hired a new President, who must be successfully integrated into its management team. The loss of the services of any of its executive officers or other key employees or the inability of the Company to successfully integrate its new President into its management team could have a material adverse effect on the Company's business, financial condition and results of operations. Additions of new and departures of existing personnel can be disruptive and could have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED PROPRIETARY RIGHTS; RISK OF INFRINGEMENT

     The Company relies on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual provisions to protect its proprietary rights. The Company has not filed any patent applications covering its technology or registered any of its copyrights with state or federal agencies. There can be no assurance that measures taken by the Company to protect its intellectual property will be adequate or that the Company's competitors will not independently develop products and services that are substantially equivalent or superior to those of the Company. Substantial litigation regarding intellectual property rights exists in the software industry, and the Company expects that software products may be increasingly subject to third-party infringement claims as the number of competitors in the Company's industry segment grows and the functionality of products overlaps. Although the Company believes that its products do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. In addition, any such claim may require the Company to incur substantial litigation expenses or subject the Company to significant liabilities and could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK OF PRODUCT DEFECTS; FAILURE TO MEET PERFORMANCE CRITERIA

     Products such as those offered by the Company frequently contain errors or failures, especially when first introduced or when new versions are released. Although the Company conducts extensive testing, the Company has discovered software errors in certain of its enhancements and products after their introduction. The Company is currently developing various new applications as well as new versions of certain of its existing applications designed to function with the Microsoft Windows(TM) NT operating system. There can be no assurance that, despite testing by the Company and by current and potential customers, errors or performance failures will not occur in these products under development or in other enhancements or products after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, diversion of development resources, damage to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH PENDING LITIGATION

     The Company is a defendant in several legal proceedings any of which, if resolved adversely to the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has agreed to issue to certain principal stockholders additional shares of Common Stock without payment of further consideration in the event that the Company is required to pay damages or issue equity securities in excess of agreed-upon amounts to the plaintiffs in certain pending litigation. Any issuance of Common Stock under this arrangement or in the related litigation will cause dilution to the Company's other stockholders, and such dilution could be significant.

RISK OF INTERRUPTION OF DATA PROCESSING

     The Company currently processes large amounts of customer data at its facilities in Larkspur, California and Neptune, New Jersey. While the Company has safeguards for emergencies such as power interruption or breakdown in temperature controls, the Company has no mirror processing site to which processing could be transferred in the case of a catastrophic event at either of these facilities. The occurrence of a major catastrophic event at either the Larkspur facility or the Neptune facility could lead to an interruption of data processing and could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS RELATED TO PRODUCT CONVERSION TO WINDOWS

     The Company intends to enhance its products to run on the Microsoft Windows(TM) NT operating system. Some potential clients may delay purchasing decisions until Windows(TM) NT versions of the Company's products are available. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful and timely development, introduction and marketing of the new Windows(TM) NT versions of its products, or that such products will achieve or sustain market acceptance. The occurrence of product conversion problems or the failure to achieve or sustain market acceptance of the Windows(TM) NT versions could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS RELATED TO OUTSOURCING BUSINESS

     The Company provides business office outsourcing, including the billing and collection of receivables. The infrastructure for the Company's outsourcing business was acquired by the Company from Seton Financial in November 1993, and the Company typically uses its software products to provide outsourcing services. As a result, the Company has not been required to make significant investments since the acquisition of Seton Financial in order to service existing outsourcing contracts. However, if the Company experiences a period of substantial expansion in its outsourcing business, the Company may be required to make substantial investments in capital assets and personnel, and there can be no assurance that the Company will be able to assess accurately the investment required and negotiate and perform in a profitable manner any of the outsourcing contracts it may be awarded. The Company's failure to estimate accurately the resources and related expenses required for a project or its failure to complete its contractual obligations in a manner consistent with the project plan upon which its contract was based could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's failure to meet a client's expectations in the performance of its services could damage the Company's reputation and adversely affect its ability to attract new business. Finally, the Company could incur substantial costs and expend significant resources correcting errors in its work, and could possibly become liable for damages caused by such errors.

GOVERNMENT REGULATION

     The United States Food and Drug Administration (the "FDA") is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act. Computer products are subject to regulation when they are used or are intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. The FDA could determine in the future that any predictive aspects of the Company's products make them clinical decision tools subject to FDA regulation. Compliance with these regulations could be burdensome, time consuming and expensive. The Company also could become subject to future legislation and regulations concerning the development and marketing of health care software systems. These could increase the cost and time necessary to market new products and could affect the Company in other respects not presently foreseeable. The Company cannot predict the effect of possible future legislation and regulation.

     The confidentiality of patient records and the circumstances under which such records may be released for inclusion in the Company's databases are subject to substantial regulation by state governments. These state laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance with these laws and regulations is at present principally the responsibility of the hospital, physician or other health care provider, regulations governing patient confidentiality rights are evolving rapidly. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of such information to implement security measures that may require substantial expenditures by the Company. There can be no assurance that changes to state or federal laws will not materially restrict the ability of health care providers to submit information from patient records using the Company's products.

UNCERTAINTY IN THE HEALTH CARE INDUSTRY

     The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of health care organizations. Changes in current health care financing and reimbursement systems could result in the need for unplanned product enhancements, in delays or cancellations of product orders or shipments or in the revocation of endorsement of the Company's products by hospital associations or other customers. Any of such occurrences could have a material adverse effect on the Company's business, financial condition and results of operations. During the past several years, the United States health care industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates. Certain proposals to reform the U.S. health care system are periodically under consideration by Congress. These programs may contain proposals to increase government involvement in health care and otherwise change the operating environment for the Company's customers. Health care organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments in cost containment tools and related technology such as the Company's products. The Company cannot predict what impact, if any, such factors might have on its business, financial condition and results of operations. In addition, many health care providers are consolidating to create integrated health care delivery systems with greater regional market power. As a result, these emerging systems could have greater bargaining power, which may lead to price erosion of the Company's products. The failure of the Company to maintain adequate price levels would have a material adverse effect on the Company's business, financial condition and results of operations. Other legislative or market-driven reforms could have unpredictable effects on the Company's business, financial condition and results of operations.

RISK OF PRODUCT-RELATED CLAIMS

     Certain of the Company's products and services relate to the payment or collection of health care claims. Any failure by employees of the Company or by the Company's products to accurately process or collect such claims could result in claims against the Company by its customers. The Company has been and currently is involved in claims for money damages related to services provided by its accounts receivable management business. The Company maintains insurance to protect against certain claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of, or excluded from, its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. Even unsuccessful claims could result in the Company's expenditure of funds in litigation and management time and resources. There can be no assurance that the Company will not be subject to material claims in the future, that such claims will not result in liability in excess of its insurance coverage, that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates. In addition, if liability of the Company were to be established, substantial revisions to its products could be required that may cause the Company to incur additional unanticipated research and development expenses.

POSSIBLE VOLATILITY OF STOCK PRICE

     The stock market historically has experienced volatility which has affected the market price of securities of many companies and which has sometimes been unrelated to the operating performance of such companies. The trading price of the Company's Common Stock could also be subject to significant fluctuations in response to variations in quarterly results of operations, announcements of new products or acquisitions by the Company or its competitors, governmental regulatory action, other developments or disputes with respect to proprietary rights, general trends in the industry and overall market conditions, and other factors. The market price of the Company's Common Stock may also be significantly affected by factors such as announcements of new products by the Company's competitors, as well as variations in the market conditions in the medical cost containment or software industries in general. The market price may also be affected by movements in prices of equity securities in general.

                          PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS.

     Pendleton, et al. v. QuadraMed Corporation, et al. In February 1995, Richard W. Pendleton ("Pendleton") and Daniel T. Soldahl ("Soldahl") filed a lawsuit now pending in state court in Marin County, California, naming QuadraMed, James D. Durham and Walter Channing, Jr. as defendants (collectively, the "Defendants"). An amended complaint added Coast Micro, Inc. ("Coast") as a plaintiff. The plaintiffs allege breach of contract, breach of the implied covenant of good faith and fair dealing, intentional and negligent misrepresentation, suppression of fact, breach of employment contract, interference with contractual relationship and conspiracy in connection with the October 1993 purchase by QuadraMed of the assets of Coast. Pendleton, Soldahl and Coast allege money damages in the amount of $27 million and Pendleton and Soldahl seek certain equitable relief, including the issuance of options covering approximately two percent of the Company's outstanding Common Stock after this offering, as well as punitive damages. In August 1995, QuadraMed filed a cross-complaint naming Pendleton and VantageMed Corporation ("VantageMed") as cross-defendants (collectively, the "Cross-Defendants") and alleging fraud, misappropriation of trade secrets, interference with economic relations and conspiracy. QuadraMed is seeking an unspecified amount of money damages and an injunction against disclosure or use by Cross-Defendants of QuadraMed's confidential information and against further interference by CrossDefendants with QuadraMed's economic relations with others.

     The Company believes, based in part on its discussions with its litigation counsel, that it has meritorious defenses to the above-described claims and it intends to defend the litigation vigorously. However, due to the nature of the litigation and because the lawsuit is in the pre-trial discovery stage, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. With regard to Pendleton and Soldahl's claims for the issuance of stock options, it is the Company's position that such parties are only entitled to stock options covering less than one percent of the Company's outstanding capital stock after this offering. Regardless of the ultimate outcome of the litigation, it could result in significant diversion of time by the Company's personnel. While after consideration of the nature of the claims and facts relating to the litigation, and after consultation with litigation counsel, management believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations, the results of these proceedings, including any potential settlement, are uncertain, and there can be no assurance to that effect. The proceedings are likely to cause the Company to issue stock options to each of Pendleton and Soldahl, and, as a consequence, additional shares to certain investors pursuant to an agreement, resulting in dilution to investors participating in this offering.

     THCS Holding, Inc. et al. v. Innovative Financial Strategies, Inc. et al. In May 1994, THCS Holding, Inc. ("THCS") and QuadraMed filed a lawsuit now pending in the Superior Court of California, Marin County, naming Innovative Financial Strategies ("IFS"), Don McCrea-Hendrick ("McCrea-Hendrick") and Ron L. Ziuraitis ("Ziuraitis") as defendants (collectively, the "Defendants"). THCS and QuadraMed allege breach of contract, defamation, trade libel and interference with economic relations and are seeking money damages and an injunction against any further interference with their economic relationships. The litigation follows a series of events which culminated in a December 1993 agreement under which THCS sold its stock in Trim Healthcare Systems, Inc. ("Trim") to McCrea-Hendrick and Ziuraitis. In October 1994, the Defendants (for purposes of the cross-complaint, the "Cross-Complainants") filed a cross-complaint. In April 1996, Trim was added as a Cross-Complainant. The amended cross-complaint names THCS, QuadraMed, certain of their investors and James D. Durham, QuadraMed's Chief Executive Officer, as defendants and alleges, against QuadraMed, fraudulent transfer, conspiracy, interference with prospective economic advantage, intentional misrepresentation and conspiracy. The Company has agreed to indemnify Mr. Durham against expenses incurred by him in this litigation for actions in his capacity as an executive officer and director of QuadraMed. In their claims against QuadraMed, the Cross-Complainants are seeking money damages ranging in amount from approximately $750,000 to $9.8 million, punitive damages and certain equitable relief. In connection with the November 1994 and January 1995 Series B financings of the Company, New Enterprises Associates V, L.P. and CW Ventures II L.P., investors in QuadraMed, agreed to indemnify QuadraMed for certain amounts paid in settlement or pursuant to a judgment in the litigation.

     The Company believes, based in part on its discussions with its litigation counsel, that it has meritorious defenses to such claims, and it intends to defend the litigation vigorously. However, due to the nature of the litigation and because the lawsuit is in the pre-trial discovery stage, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. Regardless of the ultimate outcome of the litigation, it could result in significant diversion of time by the Company's personnel. While after consideration of the nature of the claims and facts relating to the litigation, and after consultation with litigation counsel, management believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations, the results of these proceedings, including any potential settlement, are uncertain and there can be no assurance to that effect.

     Seton Financial. Seton Financial, a division of QuadraMed ("Seton"), is a defendant in two separate lawsuits in which the plaintiffs allege losses resulting from Seton's role in processing and collecting health care benefit receivables for health care providers. The plaintiff in one action (filed in January 1996 and pending in the United States District Court for the District of New Jersey) is American Infusion, Inc. and the plaintiffs in the other action (filed in October 1995 and pending in the Superior Court of California, Marin County) are Option Care, Inc., River City Pharmacists, Inc., Jergensen/Zwick Inc., Pharmacare, Inc., Pharmacare, Inc. Fresno, Pharmacare, Inc. Visalia, Option Care Enterprises, Inc., and Owens Pharmacy, Inc. American

Infusion alleges damages in the amount of $5.3 million and plaintiffs in the other action allege damages in excess of $800,000. Both plaintiffs also seek punitive damages. Each of the plaintiffs alleges losses as a result of Seton's role in collecting health care benefit receivables. These actions are being defended by the Company's errors and omissions insurance carrier under a reservation of rights that entitles the insurance carrier to seek reimbursement from the Company of amounts paid if it later determines that the losses are not covered by the policy. The errors and omissions insurance policy has a policy limit of $1.0 million. The Company believes, based in part on its discussions with its litigation counsel, that it has meritorious defenses to all of the claims, and it intends to defend the litigation vigorously. However, due to the nature of the litigation and because the lawsuits are at an early pre-trial stage, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. While management believes that the resolution of these matters will not have a material adverse effect on the Company's business, financial condition and results of operations, the results of these proceedings, including any potential settlement, are uncertain and there can be no assurance to that effect.

     ITEM 2.  CHANGES IN SECURITIES. None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. None

     ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS. None

     ITEM 5.  OTHER INFORMATION. None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a. Exhibits

 2.1    Form of Agreement and Plan of Merger by and between QuadraMed Corporation, a Delaware corporation and QuadraMed Corporation, a California corporation.(1)
 2.2    Assets Purchase Agreement dated December 31, 1995, by and among QuadraMed Acquisition
        Corporation, Kaden Arnone, Inc. and its stockholders.(1)
 2.3    Exchange Agreement dated June 25, 1996, by and among QuadraMed Holdings, Inc.,
        QuadraMed Corporation, and certain stockholders listed on Schedule A thereto.(1)
 3.1    The Company's Second Amended and Restated Certificate of Incorporation.(2)
 3.2    The Company's Amended and Restated Bylaws.(3)
 4.1    Reference is made to Exhibits 3.1 and 3.2.(2)(3)
 4.2    Form of certificate of the Company's Common Stock.(1)
 4.3    Form of Exchange Agreement dated March 16, 1994, by and among the Company, THCS
        Holding, Inc. and certain stockholders listed on Schedule A thereto.(1)
 4.4    Amended and Restated Agreement Regarding Adjustment Shares dated June 25, 1996, by and among the Company, QuadNet Corporation and the individuals listed on Schedule A thereto.(4)
 4.5    Amended and Restated Shareholder Rights Agreement dated June 25, 1996, by and between the Company and the investors listed on Schedule A thereto.(5)
 4.6    Stock Purchase Warrant dated September 27, 1995 issued to James D. Durham.(6)
 4.7    Stock Purchase Warrant dated June 26, 1996 issued to James D. Durham.(7)
 4.8    Form of Warrant to Purchase Common Stock.(8)
10.1    1996 Stock Incentive Plan of the Company.(1)
10.2    1996 Employee Stock Purchase Plan of the Company.(1)
10.3    Summary Plan Description, QuadraMed Corporation 401(k) Plan.(1)
10.4    Form of Indemnification Agreement between the Company and its directors and executive officers.(1)
10.5    Reserved.
10.6    Lease dated February 26, 1996 for facilities located at 1345 Campus Parkway, Building
        M, Block #930, Lot #51.02, Neptune, New Jersey.(1)

10.7    Lease dated May 23, 1994 for facilities located at 80 East Sir Francis Drake
        Boulevard, Suite 2A, Larkspur, California.(1)
10.8    Lease Agreement dated December 14, 1989 for facilities located at 1130 East Shaw
        Avenue, Suites 108 and 209, Fresno, California.(1)
10.9    Employment Agreement dated March 1, 1994 by and between James D. Durham and the
        Company.(1)
10.10   Stock Purchase Agreement dated March 3, 1994, by and between the Company and James D.
        Durham.(1)
10.11   Letter dated April 17, 1995 from James D. Durham, as President and Chief Executive of
        QuadraMed Corporation, to John V. Cracchiolo regarding terms of employment.(1)
10.12   Letter dated March 14, 1996 from James D. Durham, as President and Chief Executive
        Officer of QuadraMed Corporation, to Robert Burrows regarding terms of employment.
10.13   Letter from Walter Channing to Thomas McNulty effective December 1995, regarding service as Chairman of the Board of Directors.(1)
10.14   Agreement dated May 11, 1994, by and between Colson Investments and the Company.(1)
10.15   Credit Terms and Conditions dated January 18, 1996, by and between Imperial Bank and the Company, with addendum thereto.(1)
10.16   Security and Loan Agreement (Accounts Receivable) dated January 18, 1996, by and between Imperial Bank and the Company(1), and as amended by Amendment No. 1 to
        Security and Loan Agreement (Accounts Receivable) dated January 18, 1996, by and between the Company and Imperial Bank.
10.17   General Security Agreement (Tangible and Intangible Personal Property) dated January
        18, 1996, by and between Imperial Bank and the Company.(1)
10.18   ERA/Secondary Billing and Claimstar Licenses Agreement dated April 10, 1995, by and between the Company and Blue Cross of California, as amended by the Second Amendment dated April 19, 1995.(1)
10.19   Cooperative Agreement dated June 30, 1995, by and between The Compucare Company and the Company, with Amendment thereto.(1)
10.20   Agreement dated April 1, 1995, by and between the Company and National Electronic
        Information Corporation (now Envoy Corporation).(1)
10.21   QuadraMed Corporation Cooperative Marketing Agreement dated August 15, 1995, by and between the Company and Health Systems Design Corporation.(1)
10.22   Agreement to Market QuadraMed Software dated June 1, 1996 between the Company and
        Health Communication Services, Inc.(1)
10.23   Joint Marketing and Services Agreement dated November 1, 1995, by and between
        QuadraMed Acquisition Corporation, the Company and Kaden Arnone, Inc.(1)
10.24   License Agreement dated November 1, 1994, by and between the Company and
        Learned-Mahn, Inc.(1)
10.25   Master Agreement dated June 1, 1995, by and between Premier Health Alliance, Inc. and the Company.(1)
10.26   Agreement dated October 3, 1995, by and between Shared Services Healthcare, Inc. and the Company.(1)
10.27   Letter Agreement dated March 3, 1994 by and between NJUP Plus and the Company.(1)
10.28   Endorsement Agreement dated November 1, 1994, by and between ServiShare of Iowa and the Company, relating to ContraQ.(1)
10.29   Endorsement Agreement dated November 1, 1994, by and between ServiShare of Iowa and the Company, relating to ClaimStar.(1)
10.30   Memorandum of Understanding dated October 24, 1995, by and between the Company and
        St. Anthony Publishing, Inc. (now NexUS Capital Healthcare Information Corp.).(1)
10.31   Software Development Agreement dated August 3, 1995, by and between St. Joseph's
        Hospital of Atlanta, Inc. and the Company.(1)

10.32   Letter Agreement dated December 27, 1995, by and between the Company and UniHealth, with related Joint Development Proposal for a Capitation Management System dated
        October 20, 1995.(1)
11.1    Calculation of Net Income (Loss) Per Share.
27.1    Financial Data Schedule.

---------------
(1) Incorporated herein by reference from the exhibit with the same number to the Company's Registration Statement on Form SB-2, No. 333-5180, as filed with the Commission on June 28, 1996, as amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto, as filed with the Commission on July 26, 1996, September 9, 1996, and October 2, 1996, respectively (collectively "Form SB-2").

(2) Incorporated herein by reference from Exhibit 3.2 to the Company's Registration Statement on Form SB-2.

(3) Incorporated herein by reference from Exhibit 3.4 to the Company's Registration Statement on Form SB-2.

(4) Incorporated herein by reference from Exhibit 4.7 to the Company's Registration Statement on Form SB-2.

(5) Incorporated herein by reference from Exhibit 4.8 to the Company's Registration Statement on Form SB-2.

(6) Incorporated herein by reference from Exhibit 4.9 to the Company's Registration Statement on Form SB-2.

(7) Incorporated herein by reference from Exhibit 4.10 to the Company's Registration Statement on Form SB-2.

(8) Incorporated herein by reference from Exhibit 4.11 to the Company's Registration Statement on Form SB-2.

     b. Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          QUADRAMED CORPORATION
                                          (Company)

Date: November 13, 1996                   By: /s/  JOHN V. CRACCHIOLO
                                            ------------------------------------
                                            John V. Cracchiolo
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                              Officer)

                                 EXHIBIT INDEX

                                                                                      SEQUENTIALLY
EXHIBIT                                                                                 NUMBERED
  NO.                                                                                     PAGE
-------                                                                               ------------
 10.16    Amendment No. 1 to Security and Loan Agreement (Accounts Receivable) dated
          January 18, 1996, by and between QuadraMed Corporation and Imperial
          Bank......................................................................       24
 11.1     Calculation of Net Income (Loss) Per Share................................       25
 27.1     Financial Data Schedule...................................................       26