Form 10KSB
period 1996-12-31
QUADRAMED CORP
filed 1997-03-28
CIK 1018833

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB
                            ------------------------
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR
[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-21031
                            ------------------------
                             QUADRAMED CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                   DELAWARE                                     52-1992861
         (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER IDENTIFICATION NO.)
      OF INCORPORATION OR ORGANIZATION)

                         80 E. SIR FRANCIS DRAKE BLVD.
                                    SUITE 2A
                               LARKSPUR, CA 94939
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

                                 (415) 461-7725
                 ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: None. SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: Common
                                     Stock

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended December 31, 1996 were $19,088,000.

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 10, 1997 was $33,147,171.

     The number of shares of common stock outstanding on March 10, 1997 was 6,017,067.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

================================================================================

                                     PART I

ITEM 1.  BUSINESS

     Except for the historical financial information contained herein, the matters discussed in this Annual Report on Form 10-KSB may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties and that actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in "Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That Might Affect Future Operating Results" and other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission, including the registration statement on Form SB-2 related to the Company's initial public offering.

OVERVIEW

     QuadraMed Corporation ("QuadraMed" or the "Company") develops, markets and sells a suite of financial management, decision support and electronic data interchange software products and services designed to enable health care providers to increase operational efficiency and measure the cost of care and to facilitate the negotiation of managed care contracts and capitation agreements. QuadraMed has developed an all-payor, open systems-based electronic data interchange ("EDI") system designed to collect clinical and financial data efficiently from its provider customers and speed the reimbursement of their third-party claims. The Company's financial management products are designed to increase the accuracy and timeliness of reimbursement, as well as to improve work flow through the use of electronic files and document imaging for management of clinical and financial information and patient records. By accessing the enhanced data stream created by the Company's products, the Company's decision support products enable providers to measure clinical outcomes and the resources consumed in achieving such outcomes. The modular design of the Company's products enables customers to purchase the entire suite of products as an integrated solution or to purchase applications individually, adding functionality as their needs evolve. The Company's products and services, which have been purchased by over 410 health care providers and eight payors, are designed to operate with, enhance and prolong the life of legacy health care information systems while providing the functionality required in today's competitive health care environment. In addition to its software products, the Company provides business office outsourcing and reimbursement consulting services.

     The Company offers a suite of products, called QuanTIM, which is designed to improve the operational efficiencies, work flow and clinical, financial and administrative decision making of health care providers. QuanTIM captures detailed clinical and financial encounter data at the patient level that is utilized by the Company's financial management and decision support applications. Because the Company's EDI software products enable providers to edit claims at providers' sites and format claims data for all payors, the Company's customers gain access to a detailed database of information for use with the Company's decision support products, which measure outcomes and resource allocation. These EDI products offer detailed information from disparate information systems allowing consistent, enterprise-wide decision support analysis. The Company's financial management products allow providers to track contract terms and to hierarchically review medical records information to ensure that a bill is properly coded and includes all services rendered. This capability facilitates providers' ability to obtain timely and accurate reimbursement and to measure the profitability of managed care contracts. Moreover, through electronic document imaging and information transfer, the Company's products improve work flow, allowing providers to move toward a paperless environment for reimbursement and decision support functions.

     The Company was incorporated in September 1993 in California under the name QuadraMed Corporation, in conjunction with the acquisition of Coast Micro, Inc., an EDI company in October 1993. In December 1993, the Company acquired Seton Financial and Criterion Healthcare Management, both accounts receivable management services companies. In December 1993, the Company acquired certain assets of Trim Healthcare Systems, Inc., a reimbursement consulting services company. In June 1994, the Company acquired Health Information Technology, Inc., a vendor of managed care contract administration software, and in December 1994 the Company purchased HealthView, a clinically-based provider profiling system, from HealthSynq Corporation. In December 1995, the Company acquired the net assets of Healthcare Design Systems, a health care information services company. The Company was reincorporated in Delaware under its current name in August 1996. In December 1996, the Company, through its wholly owned subsidiary InterMed Acquisition Corporation, a Delaware corporation, completed the acquisition and merger of InterMed Healthcare Systems Inc., a provider of client-server information systems that assist health care payors in managing administrative and financial transactions with providers. Following the acquisition of InterMed Healthcare Systems Inc., the Company implemented a divisional structure to enhance and focus its sales efforts. The Company's three divisions are Value-Added Systems, EDI and Business Office Outsourcing Services. Unless the context otherwise requires, references herein to the "Company" and "QuadraMed" refer to QuadraMed Corporation, a Delaware corporation, its wholly owned subsidiaries and QuadraMed Corporation, its California predecessor. The Company's executive offices are located at 80 East Sir Francis Drake Blvd., Ste. 2A, Larkspur, CA 94939. Its telephone number is (415) 461-7725.

     The Company's strategy is to continue to strengthen its position as a leading provider of financial management, decision support and EDI software in the healthcare market. In addition, the Company plans to leverage its software products to expand its outsourcing business. Key elements of the Company's strategy include (i) expanding its customer base through its direct sales force, strategic alliances and hospital association endorsements, (ii) leveraging its existing customer base through cross-selling of its products, (iii) selectively acquiring complementary products and services, (iv) capitalizing on outsourcing opportunities to expand its outsourcing customer base and (v) continuing to devote considerable resources to developing proprietary state-of-the-art technology. See "Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That Might Affect Future Operating Results."

     The Company's customers are typically hospitals and other health care providers, and substantially all of the Company's revenues in 1996 and 1995 were derived from the sale of software products and services to hospitals. The Company's performance is dependent on continued demand for its products in the health care information systems and services industry. Consolidation in the health care information systems and services industry could have a material adverse effect on the Company due to the decrease in the number of potential purchasers of the Company's products and services or the acquisition of one or more of the Company's customers by an acquiror that uses products that compete with those of the Company. Legislative or market-driven reforms could also have unpredictable effects on the Company's business, financial condition and results of operations. In addition, the decision to purchase the Company's products often involves the approval of several individuals within hospitals and other health care providers. Consequently, it is difficult for the Company to predict the timing or outcome of the buying decisions of customers or potential customers.

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

     The acquisition and merger of InterMed Healthcare Systems Inc. in December 1996 increased the number and complexity of software products offered by the Company. The further integration of this company's products and operations into the products and operations of the Company will divert management attention from other matters, will place further pressure on the Company's executive officers and may result in additional administrative expense. Failure to successfully complete this integration of products and operations could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, financial condition and results of operations. Additions of new and departures of existing personnel can be disruptive and could have a material adverse effect on the Company's business, financial condition and results of operations.

     DRGX(R) is a registered trademark of the Company. ASCX(TM), QuadraMed(TM), QuanTIM(TM) and the logo of the Company are trademarks of the Company. All other trademarks and trade names referred to in this Annual Report on Form 10-KSB are the property of their respective owners.

THE QUANTIM SUITE OF PRODUCTS

     QuanTIM, The Information Management system, is QuadraMed's suite of financial management, decision support and EDI software products designed to improve operational efficiencies, work flow and financial and clinical decision making of health care providers. QuanTIM, with its modular architecture and flexible electronic interface, is designed to utilize data from disparate health care information systems and to allow its users to extend the life and functionality of legacy hospital information and practice management systems. QuanTIM may be licensed either as an integrated suite or as individual applications. As a result of this modular design, additional applications can be readily integrated into customers' existing applications.

     The Company's QuanTIM suite consists of three software product categories: financial management, decision support and EDI. The Company's financial management products are designed to enable providers to effectively administer their contracts to increase the accuracy and timeliness of reimbursement, and to improve work flow through the use of electronic files and document imaging for management of clinical and financial information and patient records. The Company's decision support products use edited, accurate claims data for clinical and financial resource utilization monitoring, provider profiling and clinical outcomes monitoring. The Company's EDI products provide an all-claims, all-payor electronic claims editing and submission system and an electronic remittance advice system that receives and posts payment information to the customer's financial management system.

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

  Financial Management Products

     The Company's financial management products, which are described below, allow providers to track managed care and capitated contract terms and to hierarchically review medical records information to ensure that a bill is properly coded and includes all services rendered. The Company's customers use this capability to obtain timely and accurate reimbursement and to measure the profitability of managed care contracts.

     QuanTIM Contract Management. QuanTIM Contract Management is a software application that tracks providers' multiple managed care, capitated, governmental and other payor contract terms, including coverage and reimbursement for individual diagnoses and procedures. The application calculates expected reimbursement and the contractual allowance, which is the difference between the standard charge generated by the provider and the actual amount owed by the payor under the contract. Expected reimbursement and contractual allowance amounts can be posted automatically to the provider's financial information system at the time of billing. QuanTIM Contract Management allows providers to measure the allocation of revenues and the profitability of contracts based on specific payor contract terms. QuanTIM Contract Management's pricing module eliminates labor intensive, error prone manual repricing of bills, a process that often leads to inaccurate reimbursement and financial statements. In addition, QuanTIM Contract Management is used as a modeling tool for managed care contract negotiation and detailed analysis of contract performance.

     QuanTIM DRGX. QuanTIM DRGX is a software application designed to assist providers in managing the complexities of the diagnosis related groups ("DRG") reimbursement system and to ensure equitable payment based on the submission of a complete and accurate claim. QuanTIM DRGX is not designed to encode or group information to maximize DRG reimbursement, but instead is designed to ensure appropriate reimbursement based on accurate and complete billing information. This product interfaces with legacy financial and medical records information systems prior to billing to hierarchically review all billing records on a concurrent basis and to select those bills that have a clinical, financial or statistical reason to be held in the billing cycle until medical claim coding can be completed. The product serves as a "safety net," catching revenues that would otherwise be lost through billing of incomplete or inaccurately coded data.

     QuanTIM ASCX. QuanTIM ASCX is a software application designed to assist in managing the complexities of ambulatory surgical center ("ASC") reimbursement and outpatient coding systems. ASC coding is often based on incomplete medical record information, resulting in missing charges or inaccurate coding of procedures performed and inaccurate assignment of payment level classifications. QuanTIM ASCX flags incomplete or inaccurate medical claim coding by hierarchically reviewing billing records prior to billing and identifying those bills that have clinical, financial or statistical reasons for review.

     QuanTIM Electronic Document Management. QuanTIM Electronic Document Management is a software application for patient accounting and medical record departments that captures, indexes, stores and retrieves paper-based demographic, clinical and financial information and records. This product is based on an open software architecture which utilizes electronic files that integrate financial and ancillary department electronic information with scanned images of paper documents. The Company believes that this application improves provider work flow, reduces administrative cost and helps providers move toward paperless business offices and medical records departments. Multi-user access to the electronic patient account file reduces the need for paper files and storage while offering access to account information from any work station. The combination of existing electronic financial information and scanned images with multi-user capabilities effectively creates a complete electronic patient account file that can be efficiently routed through billing and administration departments, thus improving work flow. In addition to licensing this software application, the Company offers customers the option of purchasing the hardware required to implement this solution.

  Decision Support Products

     The Company's decision support products, which are described below, generally include database analysis software and national and regional benchmark data that may be licensed to the customer. The customer provides its own internally generated clinical and financial information to the Company, and the Company performs risk and severity adjustments on such information based on patient demographics and health status and formats it for comparison against the national and regional data. The updated and adjusted data sets are returned to the customer for use with the database analysis software.

     The Company's QuanTIM Performance Measurement System has been accepted for inclusion on the Joint Commission on Accreditation of Healthcare Organization's initial list of performance measurement systems.

     QuanTIM Clinical Performance Measurement. QuanTIM Clinical Performance Measurement is a software application that measures clinical outcomes and resource utilization based on diagnosis, patient, physician and other variables. This product is used as a benchmarking tool to compare hospital-level information against 101 risk and severity adjusted outcome indicators. The benchmarking information is derived from a standardized national set of 10 million patient records. The outcomes database is organized into six major categories: overall mortality, obstetrics, surgery, neonatal, radiology and general medical. The customer typically produces reports that compare its performance against competitor or peer group providers and against expected outcomes derived from the national and regional data set.

     QuanTIM Financial Performance Measurement. QuanTIM Financial Performance Measurement is a software application that employs cost accounting, length-of-stay, and other benchmark information to allow customers to measure cost, clinical resource utilization and profitability by physician, payor, diagnosis and procedure. Most providers have access to charge and reimbursement information for procedures and diagnoses, but do not have accurate measures for the cost of care in these categories. Therefore, these providers cannot accurately track profitability by procedure or diagnosis. Through an interface with QuanTIM Clinical Performance Measurement, providers can benchmark the risk adjusted outcomes and financial performance by physician, diagnosis, patient and other variables. This application can also be used to analyze the profitability of managed care and capitated contracts.

     QuanTIM Market Analysis Performance Measurement. QuanTIM Market Analysis Performance Measurement is a software application that consists of licensed software and database information that is derived from statewide and national hospital billing data sets and other demographic and population statistics.

This application enables customers to perform market share, community health assessment, managed care activity and physician admitting pattern analyses.

EDI PRODUCTS.

     The Company's EDI products, which are described below, enable providers to edit claims at providers' sites and format detailed claims data for all payors, giving the Company's customers access to a detailed database of information for use with QuadraMed's financial management and decision support products.

     QuanTIM EDI. QuanTIM EDI is a software application that downloads summary and detailed claims data from existing legacy financial information systems, and then edits this data and formats it to meet payor-specific requirements, including unique data fields. As part of the editing process, QuanTIM EDI screens the data for payor-specific demographic, diagnosis or procedure information and identifies illogical data inputs that are not within expected ranges. For example, the software would alert the operator if it encountered inputs that indicated that a male patient had given birth. After the standardized claim has been edited for payor-specific requirements, QuanTIM EDI transmits the claim to the payor.

     QuanTIM ERA. QuanTIM ERA is a software application that receives detailed payment information, known as electronic remittance advices, from payors, posts this information to a provider's legacy financial system and generates a secondary bill for another insurance carrier, if appropriate.

     QuanTIM Payor Solutions. QuanTIM Payor Solutions is the core of QuadraMed's electronic transaction management system. Designed to be implemented as a complete turnkey solution, QuanTIM Payor Solutions fully automates health and claims data interchange requirements in both indemnity and managed care environments. The system creates an EDI foundation which allows for advanced transaction clearinghouse services for a provider base while dramatically lowering the cost of doing business. QuanTIM Payor Solutions gives insurance payors of all types the power to process reimbursement transactions electronically. QuanTIM Payor Solutions fully automates health data interchange requirements. It provides receipt and transmission of multiple data formats and payor specific validation of all transaction data, as well as reporting capabilities for management of all healthcare transactions. This unique software product acts as a front-end processor to a client's existing review process, enabling a payor to communicate directly with healthcare providers.

OUTSOURCING AND CONSULTING BUSINESSES

     In addition to its QuanTIM software applications, the Company provides business office outsourcing and reimbursement consulting services, which are described below. The Company often makes use of its software applications in delivering such services.

     Business Office Outsourcing. The Company offers partial and full outsourcing of business office services for hospitals, physicians, home health care agencies and other providers. The focus of these services is to increase cash flow and to improve operational efficiencies for health care providers. Under full outsourcing arrangements, the Company hires and/or replaces existing business office personnel and systems. The Company typically implements selected components of its QuanTIM suite of products to enhance the efficiency of the business office. Under partial outsourcing arrangements, the Company bills and collects receivables that have aged beyond a certain point or that involve selected payors.

     The infrastructure for the Company's outsourcing business was acquired by the Company from Seton Financial in December 1993, and the Company typically uses its software products to provide outsourcing services. As a result, the Company has not been required to make significant investments since the acquisition of Seton Financial in order to service existing outsourcing contracts. However, if the Company experiences a period of substantial expansion in its outsourcing business, the Company may be required to make substantial investments in capital assets and personnel, and there can be no assurance that the Company will be able to assess accurately the investment required and negotiate and perform in a profitable manner any of the outsourcing contracts it may be awarded. The Company's failure to estimate accurately the resources and related expenses required for a project or its failure to complete its contractual obligations in a manner consistent with the project plan upon which its contract was based could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's failure to meet a client's expectations in the performance of its services could damage the Company's reputation and adversely affect its ability to attract new business. Finally, the Company could incur substantial costs and expend significant resources correcting errors in its work, and could possibly become liable for damages caused by such errors.

     Reimbursement Consulting Services. The Company also provides reimbursement consulting services to update and organize a provider's standard billing and charge information to facilitate appropriate reimbursement for the provider. The Company's reimbursement consulting services include reviewing Current Procedural Terminology ("CPT") coding, which is a line item description of each outpatient service offered by a provider, to ensure that the providers' CPT codes are current, accurate and complete. The Company also reviews a customer's Charge Description Master, which is a provider's comprehensive price list, to assure that such charges are complete, accurate and considered to be reasonable and customary for the provider's service area. The Company also provides clinical pricing analysis and lost charge review and rebilling projects for hospitals and other health care providers.

     Certain of the Company's products and services relate to the payment or collection of health care claims. Any failure by employees of the Company or by the Company's products to accurately process or collect such claims could result in claims against the Company by its customers. The Company has been and currently is involved in claims for money damages related to services provided by its accounts receivable management business. The Company maintains insurance to protect against certain claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of, or excluded from, its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. Even unsuccessful claims could result in the Company's expenditure of funds in litigation, management time and resources. There can be no assurance that the Company will not be subject to material claims in the future, that such claims will not result in liability in excess of its insurance coverage, that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates. In addition, if liability of the Company were to be established, substantial revisions to its products could be required that may cause the Company to incur additional unanticipated research and development expenses.

PRODUCTS UNDER DEVELOPMENT AND JOINT DEVELOPMENT PRODUCTS

     The Company's development plans include enhancing the functionality of its products and rewriting certain of its products to function with the Microsoft Windows(TM) NT operating system. The Windows(TM) NT versions of some of the Company's Products were released in late 1996, and the Company expects that the Windows(TM) NT versions of some of its other products, which are currently under development, will be released in 1997. The Company believes that rewriting certain of its products for the Windows(TM) NT operating system will enhance the integration of the QuanTIM suite of products through the sharing of a common database and user interface.

     In addition, the Company is developing an Internet strategy with the goal of facilitating customer access to QuadraMed products. The Company is evaluating a number of potential methods for deriving revenue from providing Internet access to its products. The Company markets selected products through a web site that contains descriptions of the Company and these products. The Company plans to enhance its customer support by disseminating operations reports and software releases via the Internet and by establishing e-mail access to the Company's customer support team. The Company is also developing a strategy for offering Internet access to its proprietary and public databases to allow customers to generate performance measurement reports, as well as access to its suite of EDI software products for electronic claims submission and receipt of remittance advices through the Company's claims network center.

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

     The Company has employed a joint development strategy to design certain of its products, having worked with the New Jersey Hospital Association to develop its DRGX product in 1989 and to develop QuanTIM Clinical Performance Measurement in 1994. In exchange for joint development funding, the Company typically pays its joint development partners royalties based on sales of the jointly developed product. The Company is currently involved in two joint development projects that are expected to result in new software products. Software products currently under development include:

     - A capitation management application designed to manage capitation payments to providers, risk pool accounting, modeling and forecasting in both inpatient and outpatient settings. The capitation management application is being funded and developed jointly by the Company and UniHealth, a Southern California-based multi-hospital and medical group health care organization. The Company intends to market this product as its next generation contract management application. The Company anticipates that the capitation management application will be completed in 1997.

     - A bundled payment management application designed to administer the component claims processing and reporting for HCFA's Coronary Artery Bypass Graft ("CABG") demonstration project as well as HCFA and other payor bundled payment and global pricing methodologies. Currently, most payor and physician financial information systems generally cannot allocate bundled pricing reimbursement to physicians, hospitals and other providers. The bundled payment management application is being funded and developed jointly by the Company and St. Joseph's Hospital in Atlanta, Georgia, one of the CABG demonstration hospitals. The Company intends to market this application as its own product and intends to release the initial version in 1997.

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

     Moreover, products such as those offered by the Company frequently contain errors or failures, especially when first introduced or when new versions are released. Although the Company conducts extensive testing, the Company has discovered software errors in certain of its enhancements and products after their introduction. There can be no assurance that, despite testing by the Company and by current and potential customers, errors or performance failures will not occur in these products under development or in other enhancements or products after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, diversion of development resources, damage to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, financial condition and results of operations.

CUSTOMERS

     Historically, QuadraMed has marketed its products primarily to hospitals, with additional marketing to hospital associations, physician groups, payors and self-administered employers. Substantially all of the Company's revenues in 1995 and 1996 were derived from the sale of software products and services to hospitals. With the industry trend toward the formation of integrated health care delivery systems ("IDSs"), the Company has designed its product suite to accommodate this emerging industry sector.

     As of December 31, 1996, QuadraMed had more than 397 customers, approximately 85% of which were hospitals, located in 33 states and the District of Columbia. The Company expects to maintain a high percentage of hospital customers, but also expects its customer mix to begin to shift toward other providers, including integrated IDSs, as well as payors and employers.

SALES AND MARKETING

     As of December 31, 1996, the Company employed 15 direct sales representatives and product managers, and a telemarketing and marketing support staff of three individuals. The Company markets its sales and services through direct sales contacts, through its strategic alliances, through participation in trade shows and through advertisements in industry publications. In addition, senior management plays an active role in the sales process by cultivating industry contacts.

     Strategic Alliances. The Company expects to supplement its direct sales efforts through strategic alliances. To date, these alliances have taken two forms: (i) agreement by the alliance partner to sell or sublicense certain of the Company's products through such partner's sales force and (ii) agreement by the alliance partner to endorse the Company's products with or without providing sales representation. The Company has entered into most of its existing strategic alliances in the last 18 months and, consequently, sales resulting from these alliances have been immaterial. However, the Company's future performance is dependent in part on the success of its marketing strategy which involves, to a substantial degree, a reliance upon strategic alliance partners to sell the Company's products as a component of the integrated systems being marketed by such partner or to endorse the Company's products. If these strategic alliance partners elect to remove their product endorsement or elect not to include the Company's products as components in their integrated systems or are unsuccessful in achieving significant sales of the systems into which the Company's products are to be integrated, the Company's business, financial condition and results of operations would be materially adversely affected.

     Strategic alliances currently in place include the following:

                                                          QUANTIM PRODUCTS
                ALLIANCE PARTNER(1)                     ENDORSED/REPRESENTED
        ------------------------------------    ------------------------------------
        The Compucare Company                   EDI
                                                ERA

        Health Communication Services, Inc.     DRGX
                                                Contract Management

        Health Systems Design Corporation(2)    EDI

        Kaden Arnone, Inc.                      All Current Products

        McFaul & Lyons, Inc.                    Performance Measurement

        Premier Health Alliance, Inc.(2)        Market Analysis Performance
                                                Measurement

        Shared Services Healthcare, Inc.(2)     Contract Management

---------------
(1) In addition, Blue Cross of California may sublicense the Company's QuanTIM ERA product in the course of licensing its own products, but does not endorse this product in any manner. The Medicare program does not endorse or promote the Company's QuanTIM ERA product in any manner.

(2) Products endorsed without sales representation.

     Hospital Association Endorsements. The Company has endorsement agreements for certain of its products with state and regional hospital associations in New Jersey, Iowa, Northern and Central California, Connecticut, Florida, Maryland, New York, Ohio, Pennsylvania and West Virginia.

     The New Jersey Hospital Association ("NJHA") has been a strategic partner with the Company since December 1989. The Company is also a subcontractor to the Health Research and Education Trust of New Jersey ("HRET"), a subsidiary of NJHA. QuadraMed provides information processing services to HRET to assist HRET in fulfilling New Jersey state data reporting requirements, including inpatient, same day surgical and uniform billing data. In addition, the Company has a strategic marketing relationship with NJUP Plus, a for-profit subsidiary of NJHA, for marketing and customer support assistance for its DRGX customers.

     The Association of Iowa Hospitals & Health Systems selected QuadraMed in mid-1994 as its sole endorsed vendor of EDI products and services. The need for an EDI vendor in Iowa hospitals was brought about by state legislation requiring that all health care transactions be conducted electronically. To date, the Company has licensed its EDI products to 91 Iowa providers.

INDUSTRY ADVISORY COUNSEL

     In early 1996, QuadraMed established an Industry Advisory Counsel ("IAC") and invited several senior executives from its customers and industry consulting organizations to participate. The IAC meets quarterly to review and critique sales and industry strategies, pricing and operational policies and other matters which chart the direction and growth of the Company. Current IAC members include:

           NAME                          POSITION                           COMPANY
---------------------------  ---------------------------------  -------------------------------
Patrick Ahearn.............  Vice President Finance             Medical Center at Princeton,
                                                                Princeton, N.J.
John Comstock..............  President & Chief Executive        Sioux Valley Memorial Hospital,
                             Officer                            Cherokee, IA
Scott Gross................  Chief Executive Officer            Primus Management, San
                                                                Francisco, CA
Ed Heller..................  Consultant                         Weston, MA
Mark Scott.................  Executive Vice President & Chief   Pittsburgh Mercy Health System,
                             Financial Officer                  Pittsburgh, PA

TECHNOLOGY

     Software Architecture. The Company uses industry standard software whenever possible to minimize development and maintenance costs. The QuanTIM suite of products operates on the DOS and Novell Netware operating systems. Certain of the Company's current products operate on all versions of the Windows(TM) NT operating system. The Windows(TM) NT versions of some of the Company's products were released in late 1996, and the Company expects that Windows(TM) NT versions of certain other products, which are currently under development, will be released in 1997. All major software components of QuanTIM are assembled in a modular architecture for application independence and to facilitate the replacement of modules as new technology becomes available and as market demand dictates.

     The QuanTIM imaging product operates on a UNIX operating system in addition to those described above. This client/server application was developed using C++ for the Windows(TM) for Workgroups client environment. The server uses Borland's InterBase as its database engine. Industry standard image processor software tools are also employed within the application.

     Hardware Platform. The Company's software products operate on PC-based single and multi-user hardware platforms. In addition, the Company also offers its imaging product on Sun Microsystems platforms. These platforms also include high capacity storage devices for the large storage requirements of document imaging.

RESEARCH AND DEVELOPMENT

     The Company employs 38 people in the areas of product design, research and development and 22 people in the areas of quality assurance and technical support. In addition, the Company is currently involved in joint development projects with UniHealth and St. Joseph's Hospital in Atlanta, Georgia and provides all of the programmers for these projects. The Company's product development strategy is focused on continually enhancing existing products by increasing their functionality and ease of use. In addition, the Company is enhancing the reporting capabilities for its performance measurement clinical and financial applications, expanding its outpatient and inpatient databases and improving its comparative reporting and benchmarking capabilities with third-party databases. See
"-- Products Under Development and Joint Development Projects."

     In 1994, 1995 and 1996, the Company's research and development expenses totalled $767,000, $653,000 and $2,499,000, respectively, representing 12.6%, 8.6% and 13.1%, respectively, of its total revenues. See "Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

     Competition in the market for the Company's products and services is intense and is expected to increase. The Company's competitors include other providers of health care information software and services, as well as health care consulting firms. The Company's principal competitors include CIS Technologies, Inc., a division of National Data Corporation, and Sophisticated Software, Inc. in the market for its EDI products; Healthcare Cost Consultants, Inc. ("HCC"), a division of CIS Technologies, Inc., and Trego Systems, Inc. in the market for its contract management products; IMNET Systems, Inc., Optika Imaging Systems, Inc. and LanVision Systems, Inc. in the market for its electronic document management products; Transition Systems, Inc. ("TSI") and Healthcare Microsystems, Inc., a division of Health Management Systems Inc. ("HMS"), HCIA Inc. and MediQual Systems, Inc. in the market for its decision support products; and HMS and ARTRAC, a division of Medaphis Corp., in the market for its accounts receivable management services. In addition, current and prospective customers evaluate the Company's capabilities against the merits of their existing information systems and expertise. Furthermore, major health care information companies not presently offering products that compete with those offered by the Company may enter the Company's markets. Increased competition could result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the health care industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations. The Company believes that the principal competitive factors in its markets are product functionality and features, price, customer support and firm reputation.

GOVERNMENT REGULATION AND UNCERTAINTY IN THE HEALTH CARE INDUSTRY

     The United States Food and Drug Administration (the "FDA") is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act. Computer products are subject to regulation when they are used or are intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. The FDA could determine the future that any predictive aspects of the Company's products make them clinical decision tools subject to FDA regulation. Compliance with these regulations could be burdensome, time consuming and expensive. The Company also could become subject to future legislation and regulations concerning the development and marketing of health care software systems. These could increase the cost and time necessary to market new products and could affect the Company in other respects not presently foreseeable. The Company cannot predict the effect of possible future legislation and regulation.

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

     The health care industry is highly regulated and subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of health care organizations. The Company's products are designed to function within the structure of the health care financing and reimbursement system currently being used in the United States. Changes in current health care financing and reimbursement systems could result in the need for unplanned product enhancements, delays or cancellations of product orders or shipments, or the revocation of endorsement of the Company's products by hospital associations or other customers. Any of such occurrences could have a material adverse effect on the Company's business, financial condition and results of operations. During the past several years, the United States health care industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates. Certain proposals to reform the U.S. health care system are periodically considered by Congress and certain state legislatures. These programs may contain proposals to increase governmental involvement in health care and otherwise change the operating environment for the Company's customers and potential customers. Health care organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's products. On the other hand, changes in the regulatory environment have increased and may continue to increase the needs of health care organizations for cost-effective information management and thereby enhance the marketability of the Company's products and services. The Company cannot predict with any certainty what impact, if any, such proposals or health care reforms might have on the Company's business, results of operations and financial condition. In addition, many health care providers are consolidating to create integrated health care delivery systems with greater regional market power. As a result, these emerging systems could have greater bargaining power, which may lead to price erosion of the Company's products. The failure of the Company to maintain adequate price levels would have a material adverse effect on the Company's business, financial condition and results of operations. Other legislative or market-driven reforms could have unpredictable effects on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY

     The Company considers its methodologies, computer software and many of its databases to be proprietary. The Company seeks to protect its proprietary information through nondisclosure agreements with its employees. The Company's policy is to have employees enter into nondisclosure agreements containing provisions prohibiting the disclosure of confidential information to anyone outside the Company, requiring disclosure to the Company of any new ideas, developments, discoveries or inventions conceived during employment, and requiring assignment to the Company of proprietary rights to such matters that are related to the Company's business.

     The Company also relies on a combination of trade secrets, copyright and trademark laws, contractual provisions and technical measures to protect its rights in various methodologies, systems, products and databases. The Company has no patents or copyrights covering its software technology. Any infringement or misappropriation of the Company's proprietary software and databases would disadvantage the Company in its efforts to retain and attract new customers in a highly competitive market and could cause the Company to lose revenues or incur substantial litigation expense.

     There can be no assurance that measures taken by the Company to protect its intellectual property will be adequate or that the Company's competitors will not independently develop products and services that are substantially equivalent or superior to those of the Company. Substantial litigation regarding intellectual property rights exists in the software industry, and the Company expects that software products may be increasingly subject to third-party infringement claims as the number of competitors in the Company's industry segment grows and the functionality of products overlaps. However, due to the nature of its application software, the Company believes that patent, trade secret and copyright protection are less significant than the Company's ability to further develop, enhance and modify its current products.

     Although the Company believes that its products do not infringe on the intellectual rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future, or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. Any such claim may require the Company to incur substantial litigation expenses or subject the Company to significant liabilities and could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of December 31, 1996, the Company employed 171 people, including 23 in general administration, 38 in product design, research and development, 20 in sales and marketing and 90 in operations, quality assurance and technical support. None of the Company's employees is represented by a union or other collective bargaining group. The Company believes its relationship with its employees to be satisfactory.

ITEM 2.  PROPERTIES

     The Company's executive and corporate offices are located in Larkspur, California, in approximately 11,500 square feet of leased office space under a lease that expires in June 1998. The Company also maintains offices in Fresno, California; Neptune, New Jersey; Kansas City, Missouri; Atlanta, Georgia; Denver, Colorado; Boca Raton, Florida; and Pittsburgh, Pennsylvania.

     The Company believes that its facilities are adequate for its current operations.

ITEM 3.  LEGAL PROCEEDINGS

  Pendleton, et al. v. QuadraMed Corporation, et al.

     In February 1995, Richard W. Pendleton ("Pendleton") and Daniel T. Soldahl ("Soldahl") filed a lawsuit now pending in state court in Marin County, California, naming QuadraMed, James D. Durham and Walter Channing, Jr. as defendants (collectively, the "Defendants"). An amended complaint added Coast Micro, Inc. ("Coast") as a plaintiff. The plaintiffs allege breach of contract, breach of the implied covenant of good faith and fair dealing, intentional and negligent misrepresentation, suppression of fact, breach of employment contract, interference with contractual relationship and conspiracy in connection with the October 1993 purchase by QuadraMed of the assets of Coast. Pendleton, Soldahl and Coast allege money damages in the amount of $27 million and Pendleton and Soldahl seek certain equitable relief, including the issuance of options covering approximately two percent of the Company's outstanding Common Stock, as well as punitive damages. In August 1995, QuadraMed filed a cross-complaint naming Pendleton and VantageMed Corporation ("VantageMed") as cross-defendants (collectively, the "Cross-Defendants") and alleging fraud, misappropriation of trade secrets, interference with economic relations and conspiracy. QuadraMed is seeking an unspecified amount of money damages and an injunction against disclosure or use by Cross-Defendants of QuadraMed's confidential information and against further interference by Cross-Defendants with QuadraMed's economic relations with others. On February 26, 1997, the parties reached a settlement in principle of this litigation, and the Company's Board of Directors subsequently approved this settlement in principle on February 27, 1997. On March 5, 1997, the parties agreed to a forty-five (45) day stay of all litigation activities in this litigation, effective February 26, 1997, in order to allow the parties adequate time for the preparation and execution of a written settlement agreement. In the event that the parties do not execute the written settlement agreement before the expiration of the forty-five (45) day stay, there shall be no further stay of this litigation except by written agreement of all parties and approval of the court.

     The Company believes, based in part on its discussions with its litigation counsel, that it has meritorious defenses to the above-described claims and it intends to defend the litigation vigorously. However, due to the nature of the litigation and because the lawsuit is in the pre-trial discovery stage, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. With regard to Pendleton and Soldahl's claims for the issuance of stock options, it is the Company's position that such parties are only entitled to stock options covering less than one percent of the Company's outstanding Common Stock. Regardless of the ultimate outcome of the litigation, it could result in significant diversion of time by the Company's personnel. While after consideration of the nature of the claims and facts relating to the litigation, and after consultation with litigation counsel, management believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations, the results of these proceedings, including any potential settlement, are uncertain, and there can be no assurance to that effect. The proceedings are likely to cause the Company to issue stock options to each of Pendleton and Soldahl, and, as a consequence, additional shares to certain investors pursuant to an agreement, resulting in dilution to investors.

  Seton Financial

     Seton Financial, acquired by QuadraMed in December 1993 ("Seton"), is a defendant in two separate lawsuits in which the plaintiffs allege losses resulting from Seton's role in processing and collecting health care benefit receivables for health care providers. The plaintiff in one action (filed in January 1996 and pending in the United States District Court for the District of New Jersey) is American Infusion, Inc. and the plaintiffs in the other action (filed in October 1995 and pending in the Superior Court of California, Marin County) are Option Care, Inc., River City Pharmacists, Inc., Jergensen/Zwick Inc., Pharmacare, Inc., Pharmacare, Inc. Fresno, Pharmacare, Inc. Visalia, Option Care Enterprises, Inc., and Owens Pharmacy, Inc. American Infusion alleges damages in the amount of $5.3 million and plaintiffs in the other action allege damages in excess of $800,000. Both plaintiffs also seek punitive damages. Each of the plaintiffs alleges losses as a result of Seton's role in collecting health care benefit receivables. These actions are being defended by the Company's errors and omissions insurance carrier under a reservation of rights that entitles the insurance carrier to seek reimbursement from the Company of amounts paid if it later determines that the losses are not covered by the policy. The errors and omissions insurance policy has a policy limit of $1.0 million. The Company believes, based in part on its discussions with its litigation counsel, that it has meritorious defenses to all of the claims, and it intends to defend the litigation vigorously. However, due to the nature of the litigation and because the lawsuits are at an early pre-trial stage, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. While management believes that the resolution of these matters will not have a material adverse effect on the Company's business, financial condition and results of operations, the results of these proceedings, including any potential settlement, are uncertain and there can be no assurance to that effect.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     No matters were submitted during the fourth quarter of fiscal 1996 to a vote of securityholders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "QMDC" since October 10, 1996. The Company's initial public offering price was $12.00 per share. No public trading market in the Company's Common Stock existed prior to October 10, 1996. As of December 31, 1996, there were approximately 38 holders of record of the Company's Common Stock. The following table shows the high and low closing sales prices for the Common Stock of the Company for the periods indicated, as reported by the Nasdaq National
Market:

                                                                         HIGH     LOW
                                                                         ----     ---
        Quarter ended December 31, 1996 (beginning October 10, 1996)...  13 1/2   8 1/2

DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on the Common Stock. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. In addition, the Company's credit agreement contains provisions that restrict the payment of dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED CONSOLIDATED FINANCIAL DATA

     The statement of operations data set forth below for the years ended December 31, 1994, 1995 and 1996 and the balance sheet data at December 31, 1995 and 1996, are derived from, and are qualified by reference to, the audited financial statements and should be read in conjunction with the consolidated financial statements and the notes thereto.

                                                                 YEARS ENDED DECEMBER 31
                                                       -------------------------------------------
                                                       1992    1993     1994      1995      1996
                                                       ----   ------   -------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Licenses...........................................  $175   $  482   $ 1,437   $ 4,420   $16,223
  Services...........................................    --       35     4,665     3,183     2,865
                                                       -----  ------   --------  --------  --------
          Total revenues.............................   175      517     6,102     7,603    19,088
Operating expenses:
  Cost of licenses...................................   138      349     2,557     2,676     7,294
  Cost of services...................................    --      117     3,476     3,657     2,683
  General and administration.........................    --      161     2,039     2,439     3,221
  Sales and marketing................................    51       91     1,874     1,225     2,434
  Research and development...........................    63      130       767       653     2,499
  Amortization of goodwill...........................    --        6       169        50       460
  Write-off of acquired research and development
     in process......................................    --      456        --     6,240        --
                                                       -----  ------   --------  --------  --------
          Total operating expenses...................   252    1,310    10,882    16,940    18,591
Income (loss) from operations........................   (77)    (793)   (4,780)   (9,337)      497
Interest income (expense), net.......................    (3)     (11)      (85)     (110)     (329)
Other income (expense), net..........................    --       --        --        13       (15)
                                                       -----  ------   --------  --------  --------
  Net income (loss)..................................  $(80)  $ (804)  $(4,865)  $(9,434)  $   153
                                                       =====  ======   ========  ========  ========
  Pro forma net loss per share.......................                            $ (2.13)       --
                                                                                 ========  ========
  Pro forma weighted average shares outstanding......                              4,435        --
                                                                                 ========  ========
  Net income per share...............................                                 --   $  0.10
                                                                                 ========  ========
  Weighted average shares outstanding................                                 --     5,089
                                                                                 ========  ========

CONSOLIDATED BALANCE SHEET DATA:

                                                                      DECEMBER 31,
                                                      --------------------------------------------
                                                      1992    1993      1994      1995      1996
                                                      ----   -------   -------   -------   -------
                                                      (IN THOUSANDS)
Cash and cash equivalents...........................  $ 19   $   253   $   164   $   266   $18,486
Working capital (deficit)...........................    46    (1,866)   (1,494)   (6,372)   18,357
Intangible assets...................................    --       669       125     4,289     3,655
Total assets........................................   130     2,123     2,801     9,533    29,569
Total debt..........................................    54     1,794     1,794    10,267       228
Stockholders' equity (deficit)......................    72      (667)   (1,457)   (5,817)   24,893

OVERVIEW

     QuadraMed develops, markets and sells a suite of financial management, decision support and electronic data interchange software products and services designed to enable health care providers to increase operational efficiency and measure the cost of care and to facilitate the negotiation of managed care contracts and capitation agreements. The Company was formed in September 1993 and has completed a number of acquisitions. In October 1993, QuadraMed acquired the net assets of Coast Micro, Inc., through which the Company acquired the predecessor of the Company's EDI product. In December 1993, the Company acquired the net assets of Seton Financial, through which the Company acquired the foundation of its business office outsourcing business. In December 1995, the Company purchased the net assets of Healthcare Design Systems, and thereby acquired the predecessors of several of the Company's decision support and other related software products. In December 1996, the Company acquired and merged with InterMed Healthcare Systems Inc. ("InterMed"). The acquisition and merger of Intermed was accounted for as a pooling of interests, as such, the Company's results of operations for 1994 and 1995, respectively, have been restated to reflect the pooling of interests. InterMed's EDI products primarily serve healthcare payor organizations.

     The Company's suite of products, called QuanTIM, may be licensed either as an integrated solution or as individual applications. The Company licenses its software products pursuant to either a one-time payment for a perpetual license with the option of purchasing support and maintenance or pursuant to annual renewal licenses. The latter method provides the Company with a significant recurring component to its revenues each year. Revenues from perpetual software license agreements are recognized after installation and customer acceptance and when no significant vendor obligations remain outstanding. To date, a substantial majority of customers who have purchased perpetual licenses have also purchased annual support and maintenance agreements, the revenues from which are recognized monthly. Revenues from annual renewal license fees are recognized on the contract anniversary date. Revenues for licenses related to the use of EDI are recognized monthly.

     In addition to its software products, the Company provides business office outsourcing and reimbursement consulting services. The Company often uses its software products in delivering such services. The Company offers partial and full outsourcing of business office functions for hospitals, physicians, home health care agencies and other providers. The focus of these services is to increase cash flow and to improve efficiencies of business operations for health care providers. Business office outsourcing revenues typically consist of fixed monthly fees plus incentive-based payments based on a percentage of dollars recovered for the provider. The monthly fees from outsourcing services are recognized as revenues on a monthly basis, and incentive fees are recognized as revenues based on the collection of accounts from payors. Outsourcing revenues declined from approximately $3.2 million in 1995 to $2.9 million in 1996 principally as a result of the completion of certain projects and the discontinuation of such services by certain customers. Projects typically last three to nine months. The Company plans on an increased marketing effort to attract new customers in need of outsourcing services. The Company believes that its planned augmentation in sales and marketing efforts for this business will contribute to maintaining and perhaps increasing service revenues, although there can be no assurance in this regard. Maintaining and increasing revenue levels associated with this line of business depends on attracting new customers due to the project-oriented nature of the business. The

Company also provides reimbursement consulting services to update and organize a provider's standard billing and charge information to facilitate appropriate reimbursement for the provider. Consulting services provided approximately $800,000 and $480,000 in revenues in 1995 and 1996, respectively.

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

     The Company capitalizes a portion of its software costs for internally developed products. These capitalized costs relate primarily to the development of new products and the extension of applications to new markets or platforms using existing technologies. The capitalized costs are amortized on a straight-line basis over the estimated lives (usually three years), commencing when each product is available to the market.

     The Company believes continued significant investment in the development of new products and the further development and integration of technologies acquired for Healthcare Design Systems into the Company's suite of products, as well as the expansion of its direct sales force, are critical to its success. Specifically, the Company's development plans include enhancing the functionality of its products and rewriting certain of its products, including those acquired from Healthcare Design Systems, to function within the Microsoft Windows(TM) NT operating system. Accordingly, the aggregate amounts invested in research and development and sales and marketing are expected to increase.

     As of December 31, 1996, QuadraMed had more than 397 customers, approximately 85% of which were hospitals, located in 33 states and the District of Columbia. The Company expects to maintain a high percentage of hospital customers, but also expects its customer mix to begin to shift toward other providers, including IDSs, as well as payors and employers. For the years ended December 31, 1994 and 1995, respectively, revenues from one customer were 19% and 11%, respectively.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the consolidated statement of operations of QuadraMed expressed as a percentage of total revenues.

                                                                     YEAR ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                    1994       1995       1996
                                                                   ------     ------     ------
Revenues:
  Licenses.......................................................    23.5%      58.1%      85.0%
  Services.......................................................    76.5       41.9       15.0
                                                                    -----      -----      -----
          Total revenues.........................................   100.0      100.0      100.0
Operating expenses:
  Cost of licenses...............................................    41.9       35.2       38.2
  Cost of services...............................................    57.0       48.1       14.1
  General and administrative.....................................    33.4       32.1       16.9
  Sales and marketing............................................    30.7       16.1       12.8
  Research and development.......................................    12.6        8.6       13.1
  Amortization of goodwill.......................................     2.8        0.7        2.4
  Write-off of acquired in process research and development......      --       82.1         --
                                                                    -----      -----      -----
          Total operating expenses...............................   178.4      222.9       97.5
                                                                    -----      -----      -----
Income (loss) from operations....................................   (78.4)    (122.9)       2.5
Interest income (expense), net...................................    (1.4)      (1.4)      (1.7)
Other income (expense), net......................................      --        0.2         --
                                                                    -----      -----      -----
Net income (loss) before tax provision...........................   (79.8)    (124.1)       0.8
Provision for income taxes.......................................      --         --         --
                                                                    -----      -----      -----
          Net income (loss)......................................   (79.8)    (124.1)       0.8
                                                                    =====      =====      =====

  Years ended December 31, 1996 and 1995

     Revenues. Revenues increased 151.1% to $19.1 million in 1996 from $7.6 million in 1995. Of these amounts, software license revenues, which include license, installation, consulting and post-contract support fees, third-party hardware sales and other revenues related to licensing of the Company's software products, increased 267.0% to $16.2 million from $4.4 million in 1995. This increase was slightly offset by a decrease in service revenues to $2.9 million in 1996 from $3.2 million in 1995. The significant increase in software license revenues was due principally to sales of products acquired in the past year, sales attributed from the acquisition and merger of InterMed Healthcare Systems Inc., and, to a lesser extent, integration of the Company's products and an increase in new customers. The decline in service revenues reflects a decrease in the number of customers in the Company's outsourcing business, which is comprised of projects with a defined service period. The Company believes that its planned augmentation in sales and marketing efforts for this business will contribute to maintaining and perhaps increasing service revenues related to the outsourcing business, although there can be no assurance in this regard.

     Cost of Licenses. Cost of licenses increased 172.6% to $7.3 million in 1996 from $2.7 million in 1995. This increase reflects an increase in the number of licensed installations. Cost of licenses includes installation, customer support and royalties. As a percentage of license revenues, cost of licenses decreased to 45.0% in 1996 from 60.5% in 1995. The decrease in cost of licenses as a percentage of license revenues reflects the significant increase in license revenues during 1996 combined with only a moderate increase in the costs associated with such license revenues.

     Cost of Services. Cost of services decreased 26.6% to $2.7 million in 1996 from $3.7 million in 1995. Cost of services includes expenses associated with services performed in connection with business office outsourcing and reimbursement consulting. As a percentage of service revenues, cost of services decreased to

93.6% in 1996 from 114.9% in 1995. The decline in cost of services and as a percentage of service revenues reflects a decrease in the number of personnel who support the service business.

     General and Administration. General and administration expenses increased 32.1% to $3.2 million in 1996 from $2.4 million in 1995. The increase in general and administration expenses reflects the addition of personnel associated with an acquisition in December 1995 and higher communication and travel costs associated with establishing an office on the East Coast. As a percentage of total revenues, general and administration expenses decreased to 16.9% in 1996 from 32.1% in 1995. The Company believes that general and administration expenses will increase in the future, but should decline slightly as a percentage of total revenues, although there can be no assurance in this regard.

     Sales and Marketing. Sales and marketing expenses increased 98.7% to $2.4 million in 1996 from $1.2 million in 1995. The increase in sales and marketing expenses resulted primarily from the addition of sales personnel and project managers, whose responsibilities include selling and marketing their respective products. The increase in sales and marketing expenses can also be attributed in part to increased advertising expenditures. As a percentage of total revenues, sales and marketing expenses declined to 12.8% in 1996 from 16.1% in 1995. The Company believes sales and marketing expenses will continue to increase primarily due to the hiring of additional sales and marketing personnel, but should remain relatively constant as a percentage of total revenues, although there can be no assurance in this regard.

     Research and Development. Research and development expenses increased 282.7% to $2.5 million in 1996 from $653,000 in 1995. The increase in research and development expenses represents a significant increase in the number of personnel dedicated to the development and enhancement of the Company's products. As a percentage of total revenues, research and development expenses increased to 13.1% in 1996 from 8.6% in 1995. The Company intends to continue to invest heavily in the development of new products and in the further integration of acquired technologies into the Company's suite of products and, accordingly, believes that these expenses will increase significantly in the future.

     Amortization of goodwill. Amortization of goodwill increased to $460,000 in 1996 from $50,000 in 1995. The increase in amortization is primarily the result of amortization of goodwill associated with an acquisition in December 1995.

  Years Ended December 31, 1995 and 1994

     Revenues. Revenues increased 24.6% to $7.6 million in 1995 from $6.1 million in 1994. Of these amounts, software license revenues increased 207.6% to $4.4 million in 1995 from $1.4 million in 1994, offsetting a 31.8% decline in services revenues to $3.2 million in 1995 from $4.7 million in 1994. The significant increase in license revenues was due principally to increased sales of QuanTIM EDI, QuanTIM Contract Management and sales attributed from the acquisition and merger of InterMed Healthcare Systems Inc. The decline in services revenues resulted from the completion of certain projects and the loss of several accounts in the Company's outsourcing business.

     Cost of Licenses. Cost of licenses increased 4.7% to $2.7 million in 1995 from $2.6 million in 1994. The slight increase in cost of licenses resulted primarily from increased costs related to customer support and installation costs related to the increased license revenues. As a percentage of license revenues, cost of licenses decreased to 60.5% in 1995 from 177.9% in 1994.

     Cost of Services. Cost of services increased 5.2% to $3.7 million in 1995 from $3.5 million in 1994. The increase in cost of services resulted primarily from decreased service revenues combined with the relatively fixed costs associated with such revenues. As a percentage of service revenues, cost of services increased to 114.9% in 1995 from 74.5% in 1994.

     General and Administration. General and administration expenses increased 19.6% to $2.4 million in 1995 from $2.0 million in 1994, principally due to an increase in the allowance for doubtful accounts, an increase in legal services, a small increase in administrative support staff and an increase in travel due to the acquisition and integration of Healthcare Design Systems. As a percentage of total revenues, general and administration expenses decreased to 32.1% in 1995 from 33.4% in 1994.

     Sales and Marketing. Sales and marketing expenses decreased 34.6% to $1.2 million in 1995 from $1.9 million in 1994. This decrease resulted primarily from a temporary reduction in sales personnel during the year and a redirection of sales emphasis toward software sales rather than service contracts. As a percentage of total revenues, sales and marketing expenses declined to 16.1% in 1995 from 30.7% in 1994.

     Research and Development. Research and development expenses decreased 14.9% to $653,000 in 1995 from $767,000 in 1994 as a result of the completion of QuanTIM EDI and the capitalization of certain other software development costs. As a percentage of total revenues, research and development expenses decreased to 8.5% in 1995 from 12.6% in 1994.

     Amortization of Goodwill. Goodwill amortization decreased 70.4% to $50,000 in 1995 from $169,000 in 1994, reflecting a post-acquisition adjustment to accurately represent the purchase of net assets from Coast Micro, Inc. and Seton Financial.

     Write-Off of Acquired In-Process Research and Development. In 1995, in connection with the acquisition of the net assets of Healthcare Design Systems, the Company wrote off $6.2 million as a result of the purchase of in-process research and development that had not reached feasibility and had no probable future use.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's primary source of working capital has been private placements of Preferred Stock through which it has raised approximately $12.8 million, net of expenses. In 1994 and 1995, Series A Preferred Stock was issued for cash and forgiveness of indebtedness totalling $4.2 million. Also in 1995, Series B Preferred Stock was issued for cash of $4.0 million and the conversion of notes payable and accrued interest of $680,000. In June 1996, the Company completed a second Series B Preferred Stock financing for the conversion of notes payable of $3.9 million, which provided the downpayment for the acquisition of the net assets of Healthcare Design Systems. In October 1996, the Company completed its initial public offering of 2.5 million shares of common stock, which raised net proceeds of approximately $26.4 million.

     Net cash used in operating activities was $584,000, $3.7 million and $3.2 million in 1996, 1995 and 1994, respectively. Net cash used in operating activities in 1996 was principally due to earnings before depreciation and amortization, offset by an increase in the Company's accounts receivable and a decrease in deferred revenue. The increase in accounts receivable was primarily due to an increase in volume of monthly billings associated with the increase in revenues in 1996, while deferred revenue decreased primarily due to the timing of payments from customers. Net cash used in operating activities in 1995 and 1994 was related to investments in the Company's infrastructure and research and development.

     Net cash used in investing activities was $1.7 million, $678,000 and $750,000 in 1996, 1995 and 1994, respectively. Investing activities primarily included additions to capital equipment and the capitalization of computer software development costs.

     Net cash provided by financing activities was $20.5 million, $4.5 million and $3.9 million in 1996, 1995 and 1994 respectively. Financing activities in 1996 related to the issuance of convertible Preferred Stock and the net proceeds from the Company's initial public offering in October 1996. This was offset by the repayments of all outstanding notes and loans payable from the proceeds from the initial public offering.

     The Company had a line of credit agreement to borrow up to $1.2 million at the bank's prime rate plus 1.5% for additional working capital, and financing equipment purchases, which expired on January 2, 1997. There were no outstanding balances under the line of credit at December 31, 1996. The line of credit contains certain restrictions, including, among others, obtaining written approval from the bank prior to the payment of dividends, as well as maintaining minimum liquidity, tangible net worth and net income levels. The Company was in compliance with these financial covenants at December 31, 1996. The Company is currently negotiating a new line of credit arrangement.

     In connection with the acquisition of the net assets of Healthcare Design Systems, the Company paid $3.75 million at the closing and issued a note payable for the purchase price of $5 million. After the closing of the initial public offering in October 1996, the Company paid the $5 million due under the note payable, of which $1.5 million was deposited into an escrow account until purchase price adjustments have been finalized.

     In connection with the acquisition and merger of InterMed Healthcare Systems Inc., the Company assumed $1.1 million of loans outstanding, which were repaid by the Company in December 1996.

               FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

DEPENDENCE ON HOSPITAL MARKET; MARKET ACCEPTANCE; DEPENDENCE ON STRATEGIC ALLIANCES; SYSTEM ENHANCEMENTS

     The Company's customers are typically hospitals and other health care providers, and substantially all of the Company's revenues in 1996 and 1995 were derived from the sale of software products and services to hospitals. The Company's performance is dependent on continued demand for its products in the health care information systems and services industry. Consolidation in the health care information systems and services industry could have a material adverse effect on the Company due to the decrease in the number of potential purchasers of the Company's products and services or the acquisition of one or more of the Company's customers by an acquiror that uses products that compete with those of the Company. Legislative or market-driven reforms could also have unpredictable effects on the Company's business, financial condition and results of operations. In addition, the decision to purchase the Company's products often involves the approval of several individuals within hospitals and other health care providers. Consequently, it is difficult for the Company to predict the timing or outcome of the buying decisions of customers or potential customers.

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

     The acquisition and merger of InterMed Healthcare Systems Inc. in December 1996 substantially increased the number and complexity of the software products offered by the Company. The further integration of this company's products and operations into the products and operations of the Company will divert management attention from other matters, will place further pressure on the Company's executive officers and may result in additional administrative expense. Failure to complete successfully this integration of products and operations could have a material adverse effect on the Company's business, financial condition and results of operations.

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

HIGHLY COMPETITIVE MARKET

     Competition in the market for the Company's products and services is intense and is expected to increase. The Company's competitors include other providers of health care information software and services, as well as health care consulting firms. The Company's principal competitors include CIS Technologies, Inc., a division of National Data Corporation, Inc., and Sophisticated Software, Inc. in the market for its EDI products; HCC, a division of CIS Technologies, Inc. and Trego Systems, Inc. in the market for its contract management products; IMNET Systems, Inc., Optika Imaging Systems, Inc. and LanVision Systems, Inc. in the market for its electronic document management products; Transition Systems, Inc. (TSI) and Healthcare Microsystems, Inc., a division of Health Management Systems Inc. (HMS), HCIA Inc. and MediQual Systems, Inc. in the market for its decision support products; and HMS and ARTRAC, a division of Medaphis Corp., in the market for its business office outsourcing services. In addition, current and prospective customers evaluate the Company's capabilities against the merits of their existing information systems and expertise. Furthermore, major health care information companies not presently offering products that compete with those offered by the Company may enter the Company's markets. Increased competition could result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the health care industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

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

     The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company's business, financial condition and results of operations. Additions of new and departures of existing personnel can be disruptive and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

GOVERNMENT REGULATION

     The FDA is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act. Computer products are subject to regulation when they are used or are intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. The FDA could determine in the future that any predictive aspects of the Company's products make them clinical decision tools subject to FDA regulation. Compliance with these regulations could be burdensome, time consuming and expensive. The Company also could become subject to future legislation and regulations concerning the development and marketing of health care software systems. These could increase the cost and time necessary to market new products and could affect the Company in other respects not presently foreseeable. The Company cannot predict the effect of possible future legislation and regulation.

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

ITEM 7.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
QuadraMed Corporation:
  Report of Independent Public Accountants............................................   28
  Consolidated Balance Sheets as of December 31, 1995 and 1996........................   29
  Consolidated Statements of Operations for the years ended December 31, 1994, 1995
     and 1996.........................................................................   30
  Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years
     ended December 31, 1994, 1995 and 1996...........................................   31
  Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995
     and 1996.........................................................................   32
  Notes to Consolidated Financial Statements..........................................   33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To QuadraMed Corporation:

     We have audited the accompanying consolidated balance sheets of QuadraMed Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, statements of changes in stockholders' equity (deficit) and cash flows each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QuadraMed Corporation as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP
San Jose, California
March 5, 1997

                             QUADRAMED CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             DECEMBER 31,
                                                                      --------------------------
                                                                          1995            1996
                                                                      -------------     --------
                                                                       (RESTATED)
                                                                      (SEE NOTE 10)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................................    $     266       $ 18,486
  Restricted cash...................................................          163             30
  Accounts receivable, net of allowance for uncollectible accounts
     of $229 and $239, respectively.................................        2,426          4,040
  Prepaid expenses and other........................................          261            328
                                                                         --------       --------
          Total current assets......................................        3,116         22,884
                                                                         --------       --------
EQUIPMENT, at cost:
  Equipment.........................................................        2,265          3,528
  Less -- Accumulated depreciation and amortization.................         (787)        (1,533)
                                                                         --------       --------
     Equipment and software, net....................................        1,478          1,995
                                                                         --------       --------
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net.........................          520            950
ACQUIRED SOFTWARE, net of accumulated amortization of $0 and $323,
  respectively......................................................        1,940          1,617
GOODWILL, net of accumulated amortization of $225 and $568,
  respectively......................................................        2,349          2,038
OTHER...............................................................          130             85
                                                                         --------       --------
                                                                        $   9,533       $ 29,569
                                                                         ========       ========
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current maturities of capital lease obligations...................    $     155       $     79
  Accounts payable..................................................        1,169          1,523
  Accrued liabilities...............................................        1,869          1,410
  Amount payable related to acquisition of Healthcare Design
     Systems........................................................        4,250             --
  Deferred revenue..................................................        2,045          1,515
                                                                         --------       --------
          Total current liabilities.................................        9,488          4,527
AMOUNT PAYABLE RELATED TO ACQUISITION OF HEALTHCARE DESIGN SYSTEMS,
  less current portion..............................................        4,500             --
LOANS PAYABLE.......................................................        1,125             --
CAPITAL LEASE OBLIGATIONS, less current portion.....................          237            149
                                                                         --------       --------
          Total liabilities.........................................       15,350          4,676
                                                                         --------       --------
CONTINGENCIES (Note 11)                                                        --             --
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $0.01 par, 5,000 shares authorized, 1,804 and 0
     shares issued and outstanding, respectively....................           18             --
  Common stock, $0.01 par, 20,000 shares authorized, 626 and 6,011
     shares issued and outstanding, respectively....................            6             57
  Additional paid-in capital........................................        9,384         40,244
  Deferred compensation.............................................           --           (336)
  Accumulated deficit...............................................      (15,225)       (15,072)
                                                                         --------       --------
          Total stockholders' equity (deficit)......................       (5,817)        24,893
                                                                         --------       --------
                                                                        $   9,533       $ 29,569
                                                                         ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             QUADRAMED CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                         -------------------------------------------
                                                             1994              1995           1996
                                                         -------------     -------------     -------
                                                          (RESTATED)        (RESTATED)
                                                         (SEE NOTE 10)     (SEE NOTE 10)
REVENUES:
  Licenses.............................................     $ 1,437           $ 4,420        $16,223
  Services.............................................       4,665             3,183          2,865
                                                            -------           -------        -------
          Total revenues...............................       6,102             7,603         19,088
                                                            -------           -------        -------
OPERATING EXPENSES:
  Cost of licenses.....................................       2,557             2,676          7,294
  Cost of services.....................................       3,476             3,657          2,683
  General and administration...........................       2,039             2,439          3,221
  Sales and marketing..................................       1,874             1,225          2,434
  Research and development.............................         767               653          2,499
  Amortization of goodwill.............................         169                50            460
  Write-off of acquired research and development in
     process...........................................          --             6,240             --
                                                            -------           -------        -------
          Total operating expenses.....................      10,882            16,940         18,591
                                                            -------           -------        -------
INCOME (LOSS) FROM OPERATIONS..........................      (4,780)           (9,337)           497
                                                            -------           -------        -------
OTHER INCOME (EXPENSE):
  Interest income......................................          --                66            214
  Interest expense.....................................         (85)             (176)          (543)
  Other income (expense), net..........................          --                13            (15)
                                                            -------           -------        -------
          Total other income (expense).................         (85)              (97)          (344)
                                                            -------           -------        -------
NET INCOME (LOSS)......................................     $(4,865)          $(9,434)       $   153
                                                            =======           =======        =======
PRO FORMA NET LOSS PER SHARE...........................                       $ (2.13)       $    --
                                                                              =======        =======
PRO FORMA WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES...............................................                         4,435             --
                                                                              =======        =======
NET INCOME PER SHARE...................................                            --        $  0.03
                                                                              =======        =======
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES...                            --          5,089
                                                                              =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             QUADRAMED CORPORATION

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        SERIES A           SERIES B
                                      CONVERTIBLE        CONVERTIBLE
                                    PREFERRED STOCK    PREFERRED STOCK            COMMON STOCK             ADDITIONAL
                                    ----------------   ----------------   -----------------------------      PAID IN
                                    SHARES   AMOUNTS   SHARES   AMOUNTS      SHARES          AMOUNTS         CAPITAL
                                    ------   -------   ------   -------   -------------   -------------   -------------
                                                                           (RESTATED)      (RESTATED)      (RESTATED)
                                                                          (SEE NOTE 10)   (SEE NOTE 10)   (SEE NOTE 10)
BALANCE, DECEMBER 31, 1993........     --      $--        --     $  --          314            $ 3           $   248
Issuance of Series A preferred
 stock at $4.79 per share, net of
 issuance costs...................    480        5        --        --           --             --             2,236
Conversion of notes payable to
 related parties to Series A
 preferred stock at $4.79 per
 share............................    342        3        --        --           --             --             1,637
Conversion of notes payable to
 related parties to common
 stock............................     --       --        --        --          330              3               197
Conversion of common stock at
 $2.50 per share to Series A
 preferred stock at $4.79 per
 share............................     13       --        --        --          (23)            --                --
Net loss..........................     --       --        --        --           --             --                --
                                    ------     ---     ------     ----        -----            ---           -------
BALANCE, DECEMBER 31, 1994........    835        8        --        --          621              6             4,318
Issuance of warrant to purchase
 common stock.....................     --       --        --        --           --             --                57
Issuance of common stock at $2.50
 per share........................     --       --        --        --            5             --                12
Conversion of notes payable to
 related parties to Series A
 preferred stock at $4.79 per
 share............................     77        1        --        --           --             --               367
Conversion of notes payable to
 related parties to Series B
 preferred stock at $5.25 per
 share, net of issuance costs.....     --       --       892         9           --             --             4,630
Net loss..........................     --       --        --        --           --             --                --
                                    ------     ---     ------     ----        -----            ---           -------
BALANCE AT DECEMBER 31, 1995......    912        9       892         9          626              6             9,384
Issuance of common stock at $3.75
 per share........................     --       --        --        --           56              1               209
Conversion of notes payable to
 related parties to Series B
 preferred stock at $5.25 per
 share, net of issuance costs.....     --       --       740         7           --             --             3,862
Issuance of warrant to purchase
 common stock.....................     --       --        --        --           --             --               381
Amortization of deferred
 compensation.....................     --       --        --        --           --             --                --
Issuance of Series A preferred
 stock under exchange agreement
 (Note 6).........................    251       --        --        --           --             --                --
Repurchase of Series B preferred
 stock............................     --       --        (6)       --           --             --               (53)
Conversion of Series A and B
 preferred stock to common
 stock............................  (1,163)     (9)    (1,626)     (16)       2,789             25                --
Exercise of common stock
 options..........................     --       --        --        --           40             --               100
Issuance of common stock from
 initial public offering, net of
 issuance costs...................     --       --        --        --        2,500             25            26,361
Net income........................     --       --        --        --           --             --                --
                                    ------     ---     ------     ----        -----            ---           -------
BALANCE, DECEMBER 31, 1996........     --      $--        --     $  --        6,011            $57           $40,244
                                    ======     ===     ======     ====        =====            ===           =======


                                                                       TOTAL
                                                                   STOCKHOLDERS'
                                      DEFERRED      ACCUMULATED       EQUITY
                                    COMPENSATION      DEFICIT        (DEFICIT)
                                    ------------   -------------   -------------
                                                    (RESTATED)      (RESTATED)
                                                   (SEE NOTE 10)   (SEE NOTE 10)
BALANCE, DECEMBER 31, 1993........     $   --        $    (926)       $  (675)
Issuance of Series A preferred
 stock at $4.79 per share, net of
 issuance costs...................         --               --          2,241
Conversion of notes payable to
 related parties to Series A
 preferred stock at $4.79 per
 share............................         --               --          1,640
Conversion of notes payable to
 related parties to common
 stock............................         --               --            200
Conversion of common stock at
 $2.50 per share to Series A
 preferred stock at $4.79 per
 share............................         --               --             --
Net loss..........................         --           (4,865)        (4,865)
                                        -----         --------        -------
BALANCE, DECEMBER 31, 1994........         --           (5,791)        (1,459)
Issuance of warrant to purchase
 common stock.....................         --               --             57
Issuance of common stock at $2.50
 per share........................         --               --             12
Conversion of notes payable to
 related parties to Series A
 preferred stock at $4.79 per
 share............................         --               --            368
Conversion of notes payable to
 related parties to Series B
 preferred stock at $5.25 per
 share, net of issuance costs.....         --               --          4,639
Net loss..........................         --           (9,434)        (9,434)
                                        -----         --------        -------
BALANCE AT DECEMBER 31, 1995......         --          (15,225)        (5,817)
Issuance of common stock at $3.75
 per share........................         --               --            210
Conversion of notes payable to
 related parties to Series B
 preferred stock at $5.25 per
 share, net of issuance costs.....         --               --          3,869
Issuance of warrant to purchase
 common stock.....................       (381)              --             --
Amortization of deferred
 compensation.....................         45               --             45
Issuance of Series A preferred
 stock under exchange agreement
 (Note 6).........................         --               --             --
Repurchase of Series B preferred
 stock............................         --               --            (53)
Conversion of Series A and B
 preferred stock to common
 stock............................         --               --             --
Exercise of common stock
 options..........................         --               --            100
Issuance of common stock from
 initial public offering, net of
 issuance costs...................         --               --         26,386
Net income........................         --              153            153
                                        -----         --------        -------
BALANCE, DECEMBER 31, 1996........     $ (336)       $ (15,072)       $24,893
                                        =====         ========        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             QUADRAMED CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                         -------------------------------------------
                                                             1994              1995           1996
                                                         -------------     -------------     -------
                                                           RESTATED          RESTATED
                                                         (SEE NOTE 10)     (SEE NOTE 10)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................     $(4,865)          $(9,434)       $   153
  Adjustments to reconcile net income (loss) to net
     cash used for operating activities --
     Depreciation and amortization.....................         395               531          1,409
     Amortization of deferred compensation.............          --                --             45
     Write-off of in-process research and
       development.....................................          --             6,240             --
  Cash acquired in acquisition of Healthcare Design
     Systems...........................................          --                13             --
  Changes in assets and liabilities --
     Accounts receivable...............................        (348)             (223)        (1,614)
     Restricted cash...................................          --              (163)           132
     Prepaid expenses and other........................         (32)               86           (120)
     Other assets......................................          99                (9)            45
     Accounts payable and accrued liabilities..........       1,444              (528)          (104)
     Borrowings to fund advances to customers..........          29              (241)            --
     Deferred revenue..................................          52                53           (530)
                                                         -------------     -------------     -------
          Cash used for operating activities...........      (3,226)           (3,675)          (584)
                                                         -------------     -------------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment and software..................        (688)             (253)        (1,263)
  Capitalization of computer software development
     costs.............................................         (62)             (425)          (460)
                                                         -------------     -------------     -------
          Cash used for investing activities...........        (750)             (678)        (1,723)
                                                         -------------     -------------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal on capital lease obligations...         (17)              (64)          (163)
  Borrowings (repayments) under notes and loans
     payable...........................................       1,664             4,507         (9,875)
  Issuance of convertible preferred stock, net of
     issuance costs....................................       2,241                --          3,869
  Issuance of common stock, net of issuance costs......          --                12         26,596
  Proceeds from exercise of common stock options.......          --                --            100
                                                         -------------     -------------     -------
          Cash provided by financing activities........       3,888             4,455         20,527
                                                         -------------     -------------     -------
  Net increase (decrease) in cash and cash
     equivalents.......................................         (88)              102         18,220
CASH AND CASH EQUIVALENTS, beginning of period.........         253               164            266
                                                         -------------     -------------     -------
CASH AND CASH EQUIVALENTS, end of period...............     $   164           $   266        $18,486
                                                         ==========        ==========        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest...............................     $    66           $    --        $   543
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING TRANSACTIONS:
  Purchase of equipment subject to capital lease.......         186                17            128
  Repurchase of Series B preferred stock in exchange
     for extinguishment of shareholder receivable......          --                --             53
  Conversion of notes payable to related parties to
     convertible preferred stock.......................       1,640             5,007          3,869
  Conversion of notes payable to related parties to
     common stock......................................         200                --             --
  Conversion of common stock to convertible preferred
     stock.............................................          60                --             --
  Conversion of convertible preferred stock to common
     stock.............................................          --                --             25

  The accompanying notes are an integral part of these consolidated financial statements.

                             QUADRAMED CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1.  THE COMPANY

     QuadraMed Corporation (the Company) was incorporated in California in September 1993. In August 1996, the Company reincorporated in Delaware. The Company operates in a single industry segment and offers a suite of decision support, financial management and electronic data interchange (EDI) software products that are designed to enable health care providers to increase operational efficiency and measure the cost of care and to facilitate the negotiation of managed care contracts and capitation agreements. In addition to its software products, the Company provides business office outsourcing and reimbursement consulting services.

     The Company is subject to a number of risks, including, but not limited to, successful integration of acquired subsidiaries, competition from larger companies, market acceptance of the Company's products and uncertainty in the health care industry. There can be no assurance that the Company will successfully integrate acquired subsidiaries or be able to increase market share for its products from larger competitors.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

  Cash and Cash Equivalents

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company's investments have consisted of certificates of deposit, money market accounts and commercial paper, all with original maturities of three months or less.

  Equipment

     Equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets which is generally three to seven years.

  Software Development Costs

     Under the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs are capitalized upon the establishment of technological feasibility, which the Company defines as establishment of a working model which is typically the beta version of the software. Capitalized software development costs require a continuing assessment of their recoverability. This assessment requires considerable judgment by management with respect to various factors, including, but not limited to, anticipated future gross product revenues, estimated economic lives and changes in software and hardware technology. The Company capitalized software development costs of $62,000, $497,000, including $72,000 which was acquired from Healthcare Design Systems, and $460,000 in 1994, 1995 and 1996, respectively. Amortization of capitalized software development costs was $47,000 and $32,000 for the years ended December 31, 1995 and 1996, respectively. Amortization is based upon the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally five years.

                             QUADRAMED CORPORATION

  Revenue Recognition

     The Company licenses a variety of products and provides a variety of services. License revenue includes license, installation, consulting and post-contract customer support fees, third-party hardware sales and other revenues related to licensing of the Company's software products. Service revenue is composed of business office outsourcing and reimbursement consulting services. The product suite is comprised of three primary elements: financial management, decision support and EDI software. Each of these elements includes a variety of products which can be licensed individually or as a suite of interrelated products. Products are generally licensed under term arrangements (which range from one year to three years) which typically include monthly payments over the term of the arrangement. However, the product suite can also be licensed on a perpetual basis.

     Revenues from term licenses of decision support and EDI products are recognized ratably over the term of the license arrangement, beginning at the date of installation. Revenues from perpetual licenses of the financial management and decision support products are recognized upon shipment of the software if there are no significant post-delivery obligations, payment of the license fee is due within one year and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

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

     Other services are also provided to certain of the Company's licensees of software product, which consist primarily of consulting and post-contract customer support. Consulting services generally consist of installation of software at customer sites and is recognized upon completion of installation. Such services generally do not include customization or modification of the underlying software code. If included in a license agreement, such services are unbundled at their fair market value based on the value established by the independent sale of such services to customers. If customization of the software code is performed, the license and service fees are recognized together on a percentage-of-completion basis during the customization period. Post-contract customer support is recognized ratably over the term of the support period. If support is included in a perpetual license agreement such amounts are unbundled from the license fee at its fair market value based on the value established by the independent sale of such support to customers.

     Cost of license revenues consist primarily of salaries, benefits and allocated costs related to the installation process and customer support and royalties to third parties.

     Cost of service revenues consist primarily of salaries, benefits and allocated costs related to providing such services.

     Deferred revenue primarily consists of revenue deferred under annual maintenance and annual license agreements.

                             QUADRAMED CORPORATION

  Major Customers

     For the years ended December 31, 1994, 1995 and 1996, respectively, the Company had the following customers who accounted for greater than 10% of revenues:

                                                DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                    1994             1995             1996
                                                ------------     ------------     ------------
        Customer A............................    19   %            *                *
        Customer B............................     *               11   %            *

---------------
* These customers did not account for over 10% of revenue in these periods.

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. The Company does not require collateral on trade accounts receivable as the Company's customer base consists primarily of hospitals and to a lesser extent hospital associations, physician groups, medical payors and self-administered employers. The Company provides reserves for credit losses.

  Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values.

  Goodwill

     Goodwill represents the amount of purchase price in excess of the fair value of the tangible net assets, purchased software and acquired in-process research and development purchased in acquisitions completed by the Company and is amortized on a straight-line basis over five years. Acquired software purchased in acquisitions and completed by the Company, is amortized on a straight-line basis over six years. Goodwill is evaluated annually for impairment and written down to net realizable value if necessary. No impairment has been recorded to date.

  Net Income Per Share and Pro Forma Net Loss Per Share

     For periods after the Company's initial public offering in October 1996, net income per share has been computed using the weighted average number of common and common equivalent shares (using the treasury stock method for outstanding stock options and warrants).

     For the year ended December 31, 1995 and for the portion of 1996 preceding the initial public offering, net loss per share was computed on a pro forma basis.

     Pro forma net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of Convertible Preferred Stock (using the if converted method) and stock options and warrants (using the treasury stock method). Common stock options and warrants are excluded from the computation if their effect is antidilutive except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and staff policy, such computations include all common and common equivalent shares issued within the 12 months preceding the filing date as if they were outstanding for all periods presented (under the treasury stock method using an assumed initial public offering price). Convertible Preferred Stock outstanding during the period is included (using the if converted method) in the computation as common equivalent shares. Primary and fully diluted earnings per share were substantially the same in all periods presented.

                             QUADRAMED CORPORATION

  Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENT PRONOUNCEMENTS

     During March 1995, the Financial Accounting Standards Board issued Statement No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires the Company to review for impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. Effective January 1, 1996, the Company adopted SFAS No. 121. The adoption of SFAS No. 121 did not have a material impact on the financial statements taken as a whole.

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The Company has adopted SFAS No. 123 in fiscal 1996, and in accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option and stock purchase plans.

3.  LINE OF CREDIT

     In January 1996, the Company arranged a line of credit agreement (the agreement) with a bank which expired on January 2, 1997. There were no outstanding borrowings under the line of credit at December 31, 1996. Borrowings bore interest at the bank's prime rate plus 1.5%. Borrowings were limited to the lesser of 80% of eligible borrowing base (accounts receivable) or $1,200,000. Borrowings were secured by all of the Company's assets and a perfected security interest on $500,000 of accounts receivable acquired in the acquisition of Healthcare Design Systems. In addition, warrants were issued to the bank for the purchase of $50,000 worth of Series B Preferred Stock at $5.25 per share. Under the Agreement, the Company was required to maintain certain financial covenants, including a minimum quick ratio, a minimum net worth of $6,800,000, a maximum ratio of total liabilities to tangible net worth of $1.4 million and losses not to exceed $250,000 in the quarter ending June 30, 1996 and after-tax profitability on a quarterly basis beginning the quarter ending June 30, 1996. The Company was in compliance with these financial covenants as of December 31, 1996. The Company is currently negotiating a new line of credit arrangement.

                             QUADRAMED CORPORATION

4.  CAPITAL AND OPERATING LEASE OBLIGATIONS

     The Company leases its headquarters and certain other facilities under operating leases and a portion of its equipment under capital lease arrangements. The minimum future lease payments required under the Company's capital and operating leases are as follows at December 31, 1996 (in thousands):

                                                                    CAPITAL     OPERATING
                                                                    LEASES       LEASES
                                                                    -------     ---------
        1997......................................................   $  90       $   810
        1998......................................................      71           422
        1999......................................................      45           246
        2000......................................................      37           240
        2001......................................................       6            88
        Thereafter................................................      --            --
                                                                      ----         -----
                  Total minimum payments..........................     249       $ 1,806
                                                                                   =====
        Interest on capital lease obligations at a rate of 8.5
          percent.................................................     (21)
                                                                      ----
        Net minimum principal payments............................     228
        Current maturities........................................     (79)
                                                                      ----
                                                                     $ 149
                                                                      ====

     The net book value of assets acquired under capital leases was $228,000 at December 31, 1996. Rental expense was approximately $560,000, $741,000 and $906,000 for fiscal 1994, 1995 and 1996, respectively.

5.  BRIDGE FINANCING

     In January 1996, the Company entered into a bridge loan agreement with certain stockholders of the Company (the "Bridge Investors"), pursuant to which such Bridge Investors loaned an aggregate of $3,869,160 to the Company. In addition, the Bridge Investors were issued warrants to purchase an aggregate of 957,376 shares of Common Stock at a purchase price of $3.75 per share. The warrants expire on January 31, 2001. In June 1996, the notes issued in connection with the Bridge Loan Agreement were converted into an aggregate of 734,000 shares of Series B Preferred Stock. The 250,653 shares of the Company's Series A Preferred Stock issuable under the exchange agreement discussed in Note 6 were issued at the time of the conversion of notes into Series B Preferred Stock. The proceeds from the Bridge Financing were used to pay down a portion of the amounts payable to the sellers of Healthcare Design Systems.

6.  CONVERTIBLE PREFERRED STOCK

     Upon the initial public offering, all outstanding shares of Convertible Preferred Stock were converted into Common Stock.

     In 1994, 835,509 shares of Series A Preferred Stock were issued at $4.79 per share for cash of $2,241,325, net of issuance costs, conversion of notes payable and accrued interest of $1,640,000 and conversion of Common Stock of $60,000. In 1995, 76,805 shares of Series A Preferred Stock were issued at $4.79 for conversion of notes payable and accrued interest of $367,703 and 891,519 shares of Series B Preferred Stock were issued at $5.25 per share for cash of $3,959,450, net of issuance costs and conversion of notes payable and accrued interest of $680,475.

     In June 1996, 6,400 shares of Series B Preferred Stock was returned to the Company in exchange for the extinguishment of a shareholder receivable for approximately $53,000.

                             QUADRAMED CORPORATION

  Exchange Agreements

     As part of the original capitalization of the Company, the Company entered into an agreement with the Company's original three investors, whereby the original investors had the right to exchange the investors Common Stock of THCS Holding, Inc. (THCS) for 250,653 shares of the Company's Series A Preferred Stock. As of December 31, 1996 all such shares have been issued under this right.

  Warrants

     In connection with a bridge financing in 1994 the Company issued warrants to purchase 16,000 shares of Series A Preferred Stock at $4.79 per share. Each of such warrants expire on September 29, 1999. The value of the warrants at the date of issuance was nominal; therefore, no value was assigned to the warrants for accounting purposes.

7.  COMMON STOCK

     In October 1996, the Company completed its initial public offering of 2,500,000 shares of its common stock, which raised $26,386,000, net of offering costs and the underwriters discount of $3,614,000.

     In June 1996, the Company effected a 1-for-25 reverse stock split. In October 1996, the Company effected a change in the authorized number of Common and Preferred shares, respectively. The authorized number of Common shares increased from 1,162,000 to 20,000,000. The authorized number of Preferred shares increased from 2,795,467 to 5,000,000. The accompanying financial statements have been restated to reflect this increase in authorized shares and the reverse stock split.

     In September 1995 and June 1996, the Company issued warrants to its Chief Executive Officer to purchase up to 254,000 and 101,600 shares respectively, of Common Stock at $3.75 per share. In connection with the warrant issued in June 1996, the Company recorded deferred compensation for $381,000, representing the intrinsic value of the warrant at the date of issuance. The Company will record a charge to compensation expense ratably over the fifty-one month vesting period. The Company recorded compensation expense of $45,000 for the year ended December 31, 1996. Provided he is performing services for the Company in the capacity of an employee, consultant or director at September 26, 2001, the warrants will then become exercisable in full and shall remain exercisable until September 26, 2002, when they expire. The warrants will become exercisable prior to September 26, 2001 upon certain events, which include (i) the sale of all or substantially all of the Company's assets or the sale of 80% or more of the Company's outstanding capital stock, in each case for cash in an amount that exceeds certain valuation thresholds; (ii) a merger of the Company with another entity that has a publicly traded security, and which meets certain valuation thresholds; or (iii) not less than six nor more than eighteen months following the Company's initial public offering if certain valuation thresholds are met.

     In September 1994, the Company entered into consulting arrangements with two individuals pursuant to which each individual has warrants to purchase 17,000 shares of Common Stock at a purchase price of $4.79 per share for an aggregate of 34,000 shares of Common Stock. The warrants expire on October 31, 2004.

     In October 1995, the Company entered into a joint development arrangement with another software company pursuant to which the Company issued a warrant to purchase 28,560 shares of Common Stock at a purchase price of $5.25 per share. The warrant expires on June 25, 2001.

     In December 1995, the Company issued a warrant to KTU, an affiliate of its Chief Executive Officer to purchase up to 134,574 shares of Common Stock at an exercise price of $3.75 per share. In June 1996, the Chief Executive Officer transferred the warrant to Trigon Resources Corporation, a corporation owned by him and his children.

                             QUADRAMED CORPORATION

     In connection with the acquisition of the net assets of Healthcare Design Systems, the Company issued rights to two former Healthcare Design Systems employees as part of their employment agreement with the Company whereby these employees were granted the right to purchase 73,333 shares of common stock at $3.75 per share of which 55,786 shares were exercised in April through September, 1996. The right to purchase the remaining 17,547 shares has expired.

8.  STOCK OPTION AND PURCHASE PLANS

  Stock Option Plan

     Under the Company's 1994 Stock Option Plan and its successor plan, the 1996 Stock Incentive Plan, which became effective in October 1996, (collectively, the "Option Plan"), the Board of Directors may grant incentive and nonqualified stock options to employees, directors and consultants. The exercise price per share for an incentive stock option cannot be less than the fair market value, on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value on the date of grant. Option grants under the Option Plan generally expire ten years from the date of grant and generally vest over a four-year period. Options granted under the Option Plan are exercisable, subject to the vesting schedule. As of December 31, 1996, a total of 1,369,391 shares of common stock have been authorized by the Company's stockholders for grant under the Option plan.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its Option Plan. Accordingly, no compensation cost has been recognized for its Option Plan. Had compensation cost for the Company's Option Plan been determined based on the fair value at the grant dates for the awards calculated in accordance with the method prescribed by FASB Statement No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                      1995        1996
                                                                     -------     ------
        Net income (loss)..........................  As Reported     $(9,434)    $  153
                                                     Pro forma       $(9,484)    $ (327)
        Net income (loss) per share................  As Reported     $ (2.13)    $ 0.03
                                                     Pro forma       $ (2.14)    $(0.06)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                Expected dividend yield...........................       0.00%
                Expected stock price volatility...................      79.00%
                Risk-free interest rate...........................       6.80%
                Expected life of options..........................   4.5 years

                             QUADRAMED CORPORATION

     The weighted average fair value of options granted during 1995 and 1996 were $3.75 and $7.49 per share, respectively. Option activity under the option plan is as follows:

                                                                   OPTIONS OUTSTANDING
                                                           ------------------------------------
                                                                                       WEIGHTED
                                                                                       AVERAGE
                                                           AVAILABLE     NUMBER OF     EXERCISE
                                                           FOR GRANT      SHARES        PRICE
                                                           ---------     ---------     --------
                                                                      (IN THOUSANDS)
    Balance, December 31, 1993...........................       --            --            --
      Adoption of stock plan.............................      212            --            --
      Granted............................................     (192)          192        $ 2.56
      Canceled...........................................       14           (14)       $ 2.52
                                                              ----          ----
    Balance, December 31, 1994...........................       34           178        $ 2.57
      Authorized.........................................      328            --            --
      Granted............................................     (353)          353        $ 3.75
      Canceled...........................................      106          (106)       $ 2.95
                                                              ----          ----
    Balance, December 31, 1995...........................      115           425        $ 3.45
      Authorized.........................................      830            --            --
      Granted............................................     (247)          247        $ 7.49
      Exercised..........................................       --           (40)       $ 2.54
      Canceled...........................................       39           (39)       $ 3.48
                                                              ----          ----
    Balance, December 31, 1996...........................      737           593        $ 5.18
                                                              ====          ====

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                 OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                         ------------------------------------                  ----------------------------
                             NUMBER              WEIGHTED         WEIGHTED         NUMBER          WEIGHTED
                           OUTSTANDING           AVERAGE          AVERAGE        EXERCISABLE       AVERAGE
                         AT DECEMBER 31,        REMAINING         EXERCISE     AT DECEMBER 31,     EXERCISE
      EXERCISE PRICES         1996           CONTRACTUAL LIFE      PRICE            1996            PRICE
    -------------------  ---------------     ----------------     --------     ---------------     --------
    $1.98..............       13,000               9.93            $ 1.98               --              --
    $2.18..............       12,000               9.93            $ 2.18               --              --
    $2.50..............       44,000               4.62            $ 2.50           26,000          $ 2.50
    $3.75..............      306,000               6.82            $ 3.75          104,000          $ 3.75
    $7.50..............      188,000               7.08            $ 7.50               --              --
    $12.00.............       30,000               2.78            $12.00               --              --
                             -------                                               -------
                             593,000                                               130,000
                             =======                                               =======

  Stock Purchase Plan

     The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors in June 1996. A total of 200,000 shares of Common Stock has been reserved for issuance under the Purchase Plan. The Purchase Plan will enable eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Company's Common Stock on the first day or the last day of each six-month purchase period. No shares have been issued under the Purchase Plan as of December 31, 1996.

                             QUADRAMED CORPORATION

9.  EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(k) Savings Plan (the Plan). All eligible employees can participate in the Plan. Under the terms of the Plan, employees may elect to contribute 1% to 15% of their pre-tax compensation to the Plan. Employee contributions are 100% vested at all times. The Company may make discretionary contributions to the Plan, which vest annually over the four year vesting period. No Company contributions were made to the Plan in 1994, 1995 or 1996.

10.  ACQUISITIONS

     In October 1993, the Company acquired the net assets of Coast Micro for $350,000 in cash. Accounted for as a purchase, $152,000 was allocated to goodwill that is being amortized over a five-year period and $230,000 was determined to be acquired research and development costs for which technological feasibility had not yet been achieved. This amount was expensed upon completion of the acquisition. The remaining purchase price was allocated to tangible assets.

     In December 1993, the Company acquired the net assets of Seton Financial for $1,000,000 in cash. The acquisition was accounted for as a purchase. Assets acquired included certain intangible assets consisting of in-process research and development. In the opinion of management, the acquired in-process research and development had not yet reached technological feasibility and had no alternative future use. Accordingly, the Company recorded a charge of $226,000 in the 1993 financial statements. Intangible assets acquired also included goodwill of approximately $57,000, which is being amortized over a five-year period. The remaining purchase price was allocated to tangible assets.

     In December 1995, the Company acquired the net assets of Healthcare Design Systems for a purchase price of approximately $8,750,000, which was comprised of $3,750,000 in cash paid in February 1996 and a note payable of $5,000,000. The note bore interest at the prime rate as established by Bank of America. The note and accrued interest were repaid in full in October 1996. Costs and fees related to the acquisition totaled approximately $110,000.

     In connection with the acquisition, which was accounted for as a purchase, the Company allocated the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed. Intangible assets acquired aggregated $10,209,000, of which $1,940,000, $2,029,000 and $6,240,000 were assigned to acquired software, goodwill and acquired research and development in-process, respectively. Because there was no assurance that the Company would be able to successfully complete the development and integration of the acquired research and development in-process or that it had alternative future use at the acquisition date, the acquired in-process product development was charged to expense by the Company in its quarter ended December 31, 1995. Net tangible liabilities assumed in the acquisition totaled approximately $1,348,000. No fair value adjustments to net tangible and intangible assets and liabilities were recorded in the purchase accounting outside of the appraised intangible assets listed above.

     The components of the acquired research and development in process and acquired software capitalized by product group were as follows (expressed as a percentage of the amounts recorded in the purchase accounting for such items):

                                                                                 ACQUIRED
                                                                ACQUIRED       RESEARCH AND
                                                                SOFTWARE       DEVELOPMENT
                                                               CAPITALIZED      IN PROCESS
                                                               -----------     ------------
        Financial Management Products........................       45%              71%
        Decision Support Products............................       49%              23%
        Service Products.....................................        6%               6%
                                                                   ---              ---
                                                                   100%             100%
                                                                   ===              ===

                             QUADRAMED CORPORATION

     The unaudited pro forma results of operations for the years ended December 1994 and 1995 are as follows (In thousands, except per share amounts):

                                                                      YEARS ENDED
                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1994         1995
                                                                 --------     --------
        Net revenues.........................................    $ 11,537     $ 13,986
        Net loss.............................................    $ (5,247)    $(10,798)
        Pro forma net loss per share.........................    $     --     $  (2.43)

     Prior to the acquisition, Healthcare Design Systems acted as a distributor of certain of QuadraMed's products. Sales by Healthcare Design Systems were approximately $60,000 in fiscal year 1995.

     In December 1996, the Company acquired InterMed Healthcare Systems Inc. ("InterMed") through the issuance of common stock and options to purchase common stock in the aggregate of 316,287 shares (including 25,208 options to purchase common stock), of which 29,108 shares of common stock have been placed into escrow subject to the satisfaction of all representations and warranties under the terms and conditions of the acquisition agreement, in exchange for all the capital stock of InterMed. The acquisition was accounted for as a pooling of interests. The accompanying consolidated financial statements have been restated to reflect the acquisition of InterMed on a pooling of interests basis. Upon the closing of the acquisition the assets and liabilities of InterMed were recorded at net book value and consisted primarily of accounts receivable, fixed assets and capitalized software development costs. Liabilities assumed consisted of vendor payables and two loans payable. The outstanding balances on the loans payable of $1,125,000 were repaid by the Company in December 1996.

     The unaudited pro forma results from operations of the Company and Intermed for the year ended December 31, 1996 are as follows (in thousands):

                                                 QUADRAMED
                                                CORPORATION     INTERMED     CONSOLIDATED
                                                -----------     --------     ------------
        Revenues..............................    $17,304        $1,784        $ 19,088
        Net income (loss).....................    $   268        $ (115)       $    153

11.  CONTINGENCIES

     Seton Financial, acquired by QuadraMed in December 1993 ("Seton"), is a defendant in two separate lawsuits in which the plaintiffs allege losses resulting from Seton's role in processing and collecting health care benefit receivables for health care providers. The plaintiff in one action (filed in January 1996 and pending in the United States District Court for the District of New Jersey) is American Infusion, Inc. and the plaintiffs in the other action (filed in October 1995 and pending in the Superior Court of California, Marin County) are Option Care, Inc., River City Pharmacists, Inc., Jergensen/Zwick Inc., Pharmacare, Inc., Pharmacare, Inc. Fresno, Pharmacare, Inc. Visalia, Option Care Enterprises, Inc., and Owens Pharmacy, Inc. American Infusion alleges damages in the amount of $5.3 million and plaintiffs in the other action allege damages in excess of $800,000. Both plaintiffs also seek punitive damages. Each of the plaintiffs alleges losses as a result of Seton's role in collecting health care benefit receivables. These actions are being defended by the Company's errors and omissions insurance carrier under a reservation of rights that entitles the insurance carrier to seek reimbursement from the Company of amounts paid if it later determines that the losses are not covered by the policy. The errors and omissions insurance policy has a policy limit of $1.0 million. The Company believes that it has meritorious defenses to these claims and intends to defend the litigation vigorously. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

                             QUADRAMED CORPORATION

     In February 1995, Richard W. Pendleton ("Pendleton") and Daniel T. Soldahl ("Soldahl") filed a lawsuit in the Superior Court of California for the County of Contra Costa naming QuadraMed, James Durham and Walter Channing as defendants (collectively, the "Defendants"). An amended complaint added Coast Micro, Inc. ("Coast") as a plaintiff. The plaintiffs allege breach of contract, breach of the implied covenant of good faith and fair dealing, intentional and negligent misrepresentation, suppression of fact, breach of employment contract, interference with contractual relationship and conspiracy. Pendleton, Soldahl and Coast allege money damages in the amount of $27,000,000, and seek reformation of contract and specific performance. In August 1995, QuadraMed filed a cross-complaint naming Pendleton and VantageMed Corporation ("VantageMed") as defendants (collectively, the "Cross-Defendants"), and alleging fraud, misappropriation of trade secrets, interference with economic relations and conspiracy. QuadraMed is seeking an unspecified amount of money damages and an injunction against disclosure or use by Cross-Defendants of QuadraMed's confidential information and against further interference by Cross-Defendants with QuadraMed's economic relations with others. The lawsuit arises out of events relating to the October 1993 purchase by QuadraMed of the assets of Coast. On February 26, 1997, the parties reached a settlement in principle of this litigation, and the Company's Board of Directors subsequently approved this settlement in principle on February 27, 1997. On March 5, 1997, the parties agreed to a forty-five (45) day stay of all litigation activities in this litigation, effective February 26, 1997, in order to allow the parties adequate time for the preparation and execution of a written settlement agreement. In the event that the parties do not execute the written settlement agreement before the expiration of the forty-five (45) day stay, there shall be no further stay of this litigation except by written agreement of all parties and approval of the court. The Company believes that it has meritorious defenses to such claims and intends to defend the litigation vigorously. Management believes that the resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

12.  INCOME TAXES

     The Company has accounted for income taxes pursuant to Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," since its inception. SFAS No. 109 provides for an asset and liability approach to accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable. The Company had incurred net operating losses in each year through December 31, 1995.

     The components of the net deferred tax asset are as follows (in thousands):

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1995        1996
                                                                   -------     -------
        Deferred tax assets:
          Net operating loss carryforwards.....................    $ 2,699     $ 2,240
          Accruals and reserves................................        338         367
          Writeoff of acquired research and development in           3,053       3,749
             process...........................................
                                                                   -------     -------
                                                                     6,090       6,356
        Deferred tax liabilities:
          Depreciation.........................................        145         294
          Capitalized software costs...........................        123         198
                                                                   -------     -------
                                                                       268         492
        Net deferred tax asset before allowance................      5,822       5,864
        Valuation allowance....................................     (5,822)     (5,864)
                                                                   -------     -------
          Net deferred tax asset...............................    $    --     $    --
                                                                   =======     =======

                             QUADRAMED CORPORATION

     A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset including the limited operating history of the Company.

     As of December 31, 1996, the Company had net operating loss carryforwards for Federal and state income tax reporting purposes of approximately $4,745,000 and $2,000,000, respectively. These carryforwards expire in various periods from 2008 to 2010. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss and research and development credit carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interest.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-KSB pursuant to General Instruction E(3) of Form 10-KSB, provides the information required under Part III -Items 9, 10, 11, and 12.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS.

EXHIBIT
NUMBER                                   DOCUMENT DESCRIPTION
------   ------------------------------------------------------------------------------------
 2.1     Form of Agreement and Plan of Merger by and between QuadraMed Corporation, a
         Delaware corporation and QuadraMed Corporation, a California corporation.(1)
 2.2     Assets Purchase Agreement dated December 31, 1995, by and among QuadraMed
         Acquisition Corporation, Kaden Arnone, Inc. and its stockholders.(1)
 2.3     Exchange Agreement dated June 25, 1996, by and among QuadraMed Holdings, Inc.,
         QuadraMed Corporation, and certain stockholders listed on Schedule A thereto.(1)
 2.4     Acquisition Agreement and Plan of Merger dated December 2, 1996, between the Company and InterMed Acquisition Corporation, a wholly owned subsidiary of the Company and
         InterMed Healthcare Systems Inc. and its Stockholders.(2)
 3.1     Reserved.
 3.2     Second Amended and Restated Certificate of Incorporation of the Company.(1)
 3.3     Reserved.
 3.4     Amended and Restated Bylaws of the Company.(1)
 4.1     Reference is made to Exhibits 3.2 and 3.4.(1)
 4.2     Form of Common Stock certificate.(1)
 4.3     Form of Exchange Agreement dated March 16, 1994, by and among the Company, THCS
         Holding, Inc. and certain stockholders listed on Schedule A thereto.(1)
 4.4     Reserved.
 4.5     Reserved.
 4.6     Reserved.
 4.7     Amended and Restated Agreement Regarding Adjustment Shares dated June 25, 1996, by and among the Company, QuadraNet Corporation and the individuals listed on Schedule
         A thereto.(1)
 4.8     Amended and Restated Shareholder Rights Agreement dated June 25, 1996, by and between the Company and the investors listed on Schedule A thereto.(1)
 4.9     Stock Purchase Warrant dated September 27, 1995 issued to James D. Durham.(1)
 4.10    Stock Purchase Warrant dated June 26, 1996 issued to James D. Durham.(1)
 4.11    Form of Warrant to Purchase Common Stock.(1)
 4.12    Reserved.
10.1     1996 Stock Incentive Plan of the Company.(1)
10.2     1996 Employee Stock Purchase Plan of the Company.(1)
10.3     Summary Plan Description, QuadraMed Corporation 401(k) Plan.(1)
10.4     Form of Indemnification Agreement to be entered into between the Company and its directors and executive officers.(1)
10.5     Reserved.

EXHIBIT
NUMBER                                   DOCUMENT DESCRIPTION
------   ------------------------------------------------------------------------------------
10.6     Lease dated February 26, 1996 for facilities located at 1345 Campus Parkway,
         Building M, Block #930, Lot #51.02, Neptune, New Jersey.(1)
10.7     Lease dated May 23, 1994 for facilities located at 80 East Sir Francis Drake
         Boulevard, Suite 2A, Larkspur, California.(1)
10.8     Lease Agreement dated December 14, 1989 for facilities located at 1130 East Shaw
         Avenue, Suites 108 and 209, Fresno, California.(1)
10.9     Employment Agreement dated March 1, 1994 by and between James D. Durham and the
         Company.(1)
10.10    Stock Purchase Agreement dated March 3, 1994, by and between the Company and James
         D. Durham.(1)
10.11    Letter dated April 17, 1995 from James D. Durham, as President and Chief Executive
         Officer of QuadraMed Corporation, to John V. Cracchiolo regarding terms of employment.(1)
10.12    Letter dated March 14, 1996 from James D. Durham, as President and Chief Executive
         Officer of QuadraMed Corporation, to Robert Burrows regarding terms of employment.(1)
10.13    Letter from Walter Channing to Thomas McNulty effective December 1995, regarding service as Chairman of the Board of Directors.(1)
10.14    Agreement dated May 11, 1994, by and between Colson Investments and the Company.
10.15    Credit Terms and Conditions dated January 18, 1996, by and between Imperial Bank and the Company, with addendum thereto.(1)
10.16    Security and Loan Agreement (Accounts Receivable) dated January 18, 1996, by and between Imperial Bank and the Company.(1)
10.16.1  Amendment No. 1, dated September 5, 1996, to Security and Loan Agreement (Accounts
         Receivable) dated January 18, 1996, by and between Imperial Bank and the Company.(3)
10.17    General Security Agreement (Tangible and Intangible Personal Property) dated January
         18, 1996, by and between Imperial Bank and the Company.(1)
10.18    ERA/Secondary Billing and Claimstar Licenses Agreement dated April 10, 1995, by and between the Company and Blue Cross of California, as amended by the Second Amendment dated April 19, 1995.(1)
10.19    Cooperative Agreement dated June 30, 1995, by and between The Compucare Company and the Company, with Amendment thereto.(1)
10.20    Agreement dated April 1, 1995, by and between the Company and National Electronic
         Information Corporation (now Envoy Corporation).(1)
10.21    QuadraMed Corporation Cooperative Marketing Agreement dated August 15, 1995, by and between the Company and Health Systems Design Corporation.(1)
10.22    Agreement to Market QuadraMed Software dated June 1, 1996 between the Company and
         Health Communication Services, Inc.(1)
10.23    Joint Marketing and Services Agreement dated November 1, 1995, by and between
         QuadraMed Acquisition Corporation, the Company and Kaden Arnone, Inc.(1)
10.24    License Agreement dated November 1, 1994, by and between the Company and
         Learned-Mahn, Inc.(1)
10.25    Master Agreement dated June 1, 1995, by and between Premier Health Alliance, Inc.
         and the Company.(1)
10.26    Agreement dated October 3, 1995, by and between Shared Services Healthcare, Inc. and the Company.(1)
10.27    Letter Agreement dated March 3, 1994 by and between NJUP Plus and the Company.
10.28    Endorsement Agreement dated November 1, 1994, by and between ServiShare of Iowa and the Company, relating to ContraQ.(1)
10.29    Endorsement Agreement dated November 1, 1994, by and between ServiShare of Iowa and the Company, relating to ClaimStar.(1)
10.30    Memorandum of Understanding dated October 24, 1995, by and between the Company and
         St Anthony Publishing. Inc. (now NexUS Capital Healthcare Information Corp.).(1)
10.31    Software Development Agreement dated August 3, 1995, by and between St. Joseph's
         Hospital of Atlanta, Inc. and the Company.(1)

EXHIBIT
NUMBER                                   DOCUMENT DESCRIPTION
------   ------------------------------------------------------------------------------------
10.32    Letter Agreement dated December 27, 1995, by and between the Company and UniHealth, with related Joint Development Proposal for a Capitation Management System dated
         October 20, 1995.(1)
10.33    Employment Agreement with Kevin H. Arner, President of EDI Services Division.(4)
10.34    Letter dated March 6, 1997 from James D. Durham, as President and Chief Executive
         Officer of QuadraMed Corporation, to Keith M. Roberts regarding terms of employment.
11.1     Calculation of Net Income (Loss) Per Share.
23.1     Consent of Arthur Andersen LLP, Independent Public Accountants, dated March 28,
         1997.
21.1     Subsidiaries of the Company.(1)
27.1     Financial Data Schedule.

---------------
(1) Incorporated herein by reference from the exhibit with the same number to the Company's Registration Statement on Form SB-2, No. 333-5180-LA, as filed with the Commission on June 28, 1996, as amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto, as filed with the Commission on July 26, 1996, September 9, 1996, and October 2, 1996, respectively (collectively "Form SB-2").

(2) Incorporated herein by reference from the exhibit with the same number to the Company's Current Report on Form 8-K, as filed with the Commission on January 9, 1997.

(3) Incorporated herein by reference from Exhibit 10.16 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996, as filed with the Commission on November 14, 1996.

(4) Incorporated herein by reference from Exhibit 10.32 to the Company's Current Report on Form 8-K, as filed with the Commission on January 9, 1997.

(B) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1996.

     The Company filed a report on Form 8-K on January 9, 1996 in which it reported the acquisition and merger of InterMed Healthcare Systems Inc. through the Company's wholly owned subsidiary InterMed Acquisition Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QUADRAMED CORPORATION

                                          By:       /s/ JAMES D. DURHAM

                                            ------------------------------------
                                            James D. Durham
                                            Chief Executive Officer, President
                                          and Chairman of the Board
Dated: March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                    DATE
---------------------------------------------    ---------------------------    ---------------

             /s/ JAMES D. DURHAM                 Chief Executive Officer,        March 28, 1997
---------------------------------------------    President and Chairman of
               James D. Durham                   the Board (Principal
                                                 Executive Officer)

           /s/ JOHN V. CRACCHIOLO                Executive Vice President        March 28, 1997
---------------------------------------------    and Chief Financial Officer
             John V. Cracchiolo                  (Principal Financial
                                                 Officer and Accounting
                                                 Officer)

          /s/ JOHN H. AUSTIN, M.D.               Director                        March 28, 1997
---------------------------------------------
            John H. Austin, M.D.

            /s/ THOMAS F. MCNULTY                Director                        March 28, 1997
---------------------------------------------
              Thomas F. McNulty

           /s/ JOAN P. NEUSCHELER                Director                        March 28, 1997
---------------------------------------------
             Joan P. Neuscheler

            /s/ CORNELIUS T. RYAN                Director                        March 28, 1997
---------------------------------------------
              Cornelius T. Ryan

            /s/ LAURIE J. THOMSEN                Director                        March 28, 1997
---------------------------------------------
              Laurie J. Thomsen

                                                                     SCHEDULE II

                             QUADRAMED CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                               ADDITIONS
                                          BALANCE AT           CHARGED TO                       BALANCE AT
             DESCRIPTION               BEGINNING OF YEAR   COSTS AND EXPENSES   DEDUCTIONS      END OF YEAR
-------------------------------------  -----------------   ------------------   ----------   -----------------
Year ended December 31, 1994
  Allowance for doubtful accounts....           --                $  4                --           $   4
Year ended December 31, 1995
  Allowance for doubtful accounts....        $   4                $250            $  (25)          $ 229
Year ended December 31, 1996
  Allowance for doubtful accounts....        $ 229                $140            $ (130)          $ 239

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                   DOCUMENT DESCRIPTION
------   ------------------------------------------------------------------------------------
10.34    Letter dated March 6, 1997 from James D. Durham, as President and Chief Executive
         Officer of QuadraMed Corporation, to Keith M. Roberts regarding terms of employment.
11.1     Calculation of Net Income (Loss) Per Share.
23.1     Consent of Arthur Andersen LLP, Independent Public Accountants, dated March 28,
         1997.
27.1     Financial Data Schedule.