Form 10KSB/A
period 1996-12-31
QUADRAMED CORP
filed 1997-04-18
CIK 1018833

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1

                                       TO

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement relating to the Company's 1997 Annual Meeting of Stockholders to be filed hereafter (incorporated into Part III hereof).

================================================================================

                                 FORM 10-KSB/A
                            ------------------------

                                AMENDMENT NO. 1

     The undersigned Registrant hereby:

          1. amends Item 6 of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (the "Form 10-KSB") and files such amended
     Item 6 herewith:

          2. amends Item 13 of the Form 10-KSB and files such amended Item 13 herewith; and

          3. files Exhibits 10.35 and 10.36 herewith.

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

                                                                 YEARS ENDED DECEMBER 31
                                                       -------------------------------------------
                                                       1992    1993     1994      1995      1996
                                                       ----   ------   -------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Licenses...........................................  $175   $  482   $ 1,437   $ 4,420   $16,223
  Services...........................................    --       35     4,665     3,183     2,865
                                                        ---   ------   -------   -------   -------
          Total revenues.............................   175      517     6,102     7,603    19,088
Operating expenses:
  Cost of licenses...................................   138      349     2,557     2,676     7,294
  Cost of services...................................    --      117     3,476     3,657     2,683
  General and administration.........................    --      161     2,039     2,439     3,221
  Sales and marketing................................    51       91     1,874     1,225     2,434
  Research and development...........................    63      130       767       653     2,499
  Amortization of goodwill...........................    --        6       169        50       460
  Write-off of acquired research and development
     in process......................................    --      456        --     6,240        --
                                                        ---   ------   -------   -------   -------
          Total operating expenses...................   252    1,310    10,882    16,940    18,591
Income (loss) from operations........................   (77)    (793)   (4,780)   (9,337)      497
Interest income (expense), net.......................    (3)     (11)      (85)     (110)     (329)
Other income (expense), net..........................    --       --        --        13       (15)
                                                        ---   ------   -------   -------   -------
  Net income (loss)..................................  $(80)  $ (804)  $(4,865)  $(9,434)  $   153
                                                        ===   ======   =======   =======   =======
  Pro forma net loss per share.......................                            $ (2.13)       --
                                                                                 =======   =======
  Pro forma weighted average shares outstanding......                              4,435        --
                                                                                 =======   =======
  Net income per share...............................                                 --   $  0.03
                                                                                 =======   =======
  Weighted average shares outstanding................                                 --     5,089
                                                                                 =======   =======

CONSOLIDATED BALANCE SHEET DATA:

                                                                      DECEMBER 31,
                                                      --------------------------------------------
                                                      1992    1993      1994      1995      1996
                                                      ----   -------   -------   -------   -------
                                                      (IN THOUSANDS)
Cash and cash equivalents...........................  $ 19   $   252   $   164   $   266   $18,486
Working capital (deficit)...........................    46    (1,866)   (1,494)   (6,372)   18,357
Intangible assets...................................    --       669       125     4,289     3,655
Total assets........................................   130     2,123     2,801     9,533    29,569
Total debt..........................................    54     1,794     1,794    10,267       228
Stockholders' equity (deficit)......................    72      (667)   (1,457)   (5,817)   24,893

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

     The Company capitalizes a portion of its software costs for internally developed products. These capitalized costs relate primarily to the development of new products and the extension of applications to new markets or platforms using existing technologies. The capitalized costs are amortized on a straight-line basis over the estimated lives (usually five years), commencing when each product is available to the market.

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

                                                                     YEAR ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                    1994       1995       1996
                                                                   ------     ------     ------
Revenues:
  Licenses.......................................................    23.5%      58.1%      85.0%
  Services.......................................................    76.5       41.9       15.0
                                                                    -----     ------      -----
          Total revenues.........................................   100.0      100.0      100.0
Operating expenses:
  Cost of licenses...............................................    41.9       35.2       38.2
  Cost of services...............................................    57.0       48.1       14.1
  General and administrative.....................................    33.4       32.1       16.9
  Sales and marketing............................................    30.7       16.1       12.8
  Research and development.......................................    12.6        8.6       13.1
  Amortization of goodwill.......................................     2.8        0.7        2.4
  Write-off of acquired in process research and development......      --       82.1         --
                                                                    -----     ------      -----
          Total operating expenses...............................   178.4      222.9       97.5
                                                                    -----     ------      -----
Income (loss) from operations....................................   (78.4)    (122.9)       2.5
Interest income (expense), net...................................    (1.4)      (1.4)      (1.7)
Other income (expense), net......................................      --        0.2         --
                                                                    -----     ------      -----
Net income (loss) before tax provision...........................   (79.8)    (124.1)       0.8
Provision for income taxes.......................................      --         --         --
                                                                    -----     ------      -----
          Net income (loss)......................................   (79.8)    (124.1)       0.8
                                                                    =====     ======      =====

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS.

EXHIBIT
NUMBER                                   DOCUMENT DESCRIPTION
------   ------------------------------------------------------------------------------------
 2.1     Form of Agreement and Plan of Merger by and between QuadraMed Corporation, a
         Delaware corporation and QuadraMed Corporation, a California corporation.(1)
 2.2     Assets Purchase Agreement dated December 31, 1995, by and among QuadraMed
         Acquisition Corporation, Kaden Arnone, Inc. and its stockholders.(1)
 2.3     Exchange Agreement dated June 25, 1996, by and among QuadraMed Holdings, Inc.,
         QuadraMed Corporation, and certain stockholders listed on Schedule A thereto.(1)
 2.4     Acquisition Agreement and Plan of Merger dated December 2, 1996, between the Company and InterMed Acquisition Corporation, a wholly owned subsidiary of the Company and
         InterMed Healthcare Systems Inc. and its Stockholders.(2)
 3.1     Reserved.
 3.2     Second Amended and Restated Certificate of Incorporation of the Company.(1)
 3.3     Reserved.
 3.4     Amended and Restated Bylaws of the Company.(1)
 4.1     Reference is made to Exhibits 3.2 and 3.4.(1)
 4.2     Form of Common Stock certificate.(1)
 4.3     Form of Exchange Agreement dated March 16, 1994, by and among the Company, THCS
         Holding, Inc. and certain stockholders listed on Schedule A thereto.(1)
 4.4     Reserved.
 4.5     Reserved.
 4.6     Reserved.
 4.7     Amended and Restated Agreement Regarding Adjustment Shares dated June 25, 1996, by and among the Company, QuadraNet Corporation and the individuals listed on Schedule
         A thereto.(1)
 4.8     Amended and Restated Shareholder Rights Agreement dated June 25, 1996, by and between the Company and the investors listed on Schedule A thereto.(1)
 4.9     Stock Purchase Warrant dated September 27, 1995 issued to James D. Durham.(1)
 4.10    Stock Purchase Warrant dated June 26, 1996 issued to James D. Durham.(1)
 4.11    Form of Warrant to Purchase Common Stock.(1)
 4.12    Reserved.
10.1     1996 Stock Incentive Plan of the Company.(1)
10.2     1996 Employee Stock Purchase Plan of the Company.(1)
10.3     Summary Plan Description, QuadraMed Corporation 401(k) Plan.(1)
10.4     Form of Indemnification Agreement to be entered into between the Company and its directors and executive officers.(1)
10.5     Reserved.
10.6     Lease dated February 26, 1996 for facilities located at 1345 Campus Parkway,
         Building M, Block #930, Lot #51.02, Neptune, New Jersey.(1)
10.7     Lease dated May 23, 1994 for facilities located at 80 East Sir Francis Drake
         Boulevard, Suite 2A, Larkspur, California.(1)
10.8     Lease Agreement dated December 14, 1989 for facilities located at 1130 East Shaw
         Avenue, Suites 108 and 209, Fresno, California.(1)

EXHIBIT
NUMBER                                   DOCUMENT DESCRIPTION
------   ------------------------------------------------------------------------------------
10.9     Reserved.
10.10    Stock Purchase Agreement dated March 3, 1994, by and between the Company and James
         D. Durham.(1)
10.11    Letter dated April 17, 1995 from James D. Durham, as President and Chief Executive
         Officer of QuadraMed Corporation, to John V. Cracchiolo regarding terms of employment.(1)
10.12    Letter dated March 14, 1996 from James D. Durham, as President and Chief Executive
         Officer of QuadraMed Corporation, to Robert Burrows regarding terms of employment.(1)
10.13    Letter from Walter Channing to Thomas McNulty effective December 1995, regarding service as Chairman of the Board of Directors.(1)
10.14    Agreement dated May 11, 1994, by and between Colson Investments and the Company.
10.15    Credit Terms and Conditions dated January 18, 1996, by and between Imperial Bank and the Company, with addendum thereto.(1)
10.16    Security and Loan Agreement (Accounts Receivable) dated January 18, 1996, by and between Imperial Bank and the Company.(1)
10.16.1  Amendment No. 1, dated September 5, 1996, to Security and Loan Agreement (Accounts
         Receivable) dated January 18, 1996, by and between Imperial Bank and the Company.(3)
10.17    General Security Agreement (Tangible and Intangible Personal Property) dated January
         18, 1996, by and between Imperial Bank and the Company.(1)
10.18    ERA/Secondary Billing and Claimstar Licenses Agreement dated April 10, 1995, by and between the Company and Blue Cross of California, as amended by the Second Amendment dated April 19, 1995.(1)
10.19    Cooperative Agreement dated June 30, 1995, by and between The Compucare Company and the Company, with Amendment thereto.(1)
10.20    Agreement dated April 1, 1995, by and between the Company and National Electronic
         Information Corporation (now Envoy Corporation).(1)
10.21    QuadraMed Corporation Cooperative Marketing Agreement dated August 15, 1995, by and between the Company and Health Systems Design Corporation.(1)
10.22    Agreement to Market QuadraMed Software dated June 1, 1996 between the Company and
         Health Communication Services, Inc.(1)
10.23    Joint Marketing and Services Agreement dated November 1, 1995, by and between
         QuadraMed Acquisition Corporation, the Company and Kaden Arnone, Inc.(1)
10.24    License Agreement dated November 1, 1994, by and between the Company and
         Learned-Mahn, Inc.(1)
10.25    Master Agreement dated June 1, 1995, by and between Premier Health Alliance, Inc.
         and the Company.(1)
10.26    Agreement dated October 3, 1995, by and between Shared Services Healthcare, Inc. and the Company.(1)
10.27    Letter Agreement dated March 3, 1994 by and between NJUP Plus and the Company.
10.28    Endorsement Agreement dated November 1, 1994, by and between ServiShare of Iowa and the Company, relating to ContraQ.(1)
10.29    Endorsement Agreement dated November 1, 1994, by and between ServiShare of Iowa and the Company, relating to ClaimStar.(1)
10.30    Memorandum of Understanding dated October 24, 1995, by and between the Company and
         St Anthony Publishing. Inc. (now NexUS Capital Healthcare Information Corp.).(1)

EXHIBIT
NUMBER                                   DOCUMENT DESCRIPTION
------   ------------------------------------------------------------------------------------
10.31    Software Development Agreement dated August 3, 1995, by and between St. Joseph's
         Hospital of Atlanta, Inc. and the Company.(1)
10.32    Letter Agreement dated December 27, 1995, by and between the Company and UniHealth, with related Joint Development Proposal for a Capitation Management System dated
         October 20, 1995.(1)
10.33    Employment Agreement dated December 5, 1996 by and between Kevin H. Arner and
         InterMed Acquisition Corporation.(4)
10.34    Letter dated March 6, 1997 from James D. Durham, as President and Chief Executive
         Officer of QuadraMed Corporation, to Keith M. Roberts regarding terms of employment.
10.35    Employment Agreement dated December 19, 1996 by and between Frederick Stodolak and the Company.
10.36    Letter dated January 1, 1997 from the Company to James D. Durham regarding terms of employment.
11.1     Calculation of Net Income (Loss) Per Share.
23.1     Consent of Arthur Andersen LLP, Independent Public Accountants, dated March 28,
         1997.
21.1     Subsidiaries of the Company.(1)
27.1     Financial Data Schedule.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          QUADRAMED CORPORATION

                                          By:       /s/ JAMES D. DURHAM

                                            ------------------------------------
                                            James D. Durham
                                            Chief Executive Officer, President
                                            and Chairman of the Board
Dated: April 18, 1997

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                   DOCUMENT DESCRIPTION
------   ------------------------------------------------------------------------------------
 2.1     Form of Agreement and Plan of Merger by and between QuadraMed Corporation, a
         Delaware corporation and QuadraMed Corporation, a California corporation.(1)
 2.2     Assets Purchase Agreement dated December 31, 1995, by and among QuadraMed
         Acquisition Corporation, Kaden Arnone, Inc. and its stockholders.(1)
 2.3     Exchange Agreement dated June 25, 1996, by and among QuadraMed Holdings, Inc.,
         QuadraMed Corporation, and certain stockholders listed on Schedule A thereto.(1)
 2.4     Acquisition Agreement and Plan of Merger dated December 2, 1996, between the Company and InterMed Acquisition Corporation, a wholly owned subsidiary of the Company and
         InterMed Healthcare Systems Inc. and its Stockholders.(2)
 3.1     Reserved.
 3.2     Second Amended and Restated Certificate of Incorporation of the Company.(1)
 3.3     Reserved.
 3.4     Amended and Restated Bylaws of the Company.(1)
 4.1     Reference is made to Exhibits 3.2 and 3.4.(1)
 4.2     Form of Common Stock certificate.(1)
 4.3     Form of Exchange Agreement dated March 16, 1994, by and among the Company, THCS
         Holding, Inc. and certain stockholders listed on Schedule A thereto.(1)
 4.4     Reserved.
 4.5     Reserved.
 4.6     Reserved.
 4.7     Amended and Restated Agreement Regarding Adjustment Shares dated June 25, 1996, by and among the Company, QuadraNet Corporation and the individuals listed on Schedule
         A thereto.(1)
 4.8     Amended and Restated Shareholder Rights Agreement dated June 25, 1996, by and between the Company and the investors listed on Schedule A thereto.(1)
 4.9     Stock Purchase Warrant dated September 27, 1995 issued to James D. Durham.(1)
 4.10    Stock Purchase Warrant dated June 26, 1996 issued to James D. Durham.(1)
 4.11    Form of Warrant to Purchase Common Stock.(1)
 4.12    Reserved.
10.1     1996 Stock Incentive Plan of the Company.(1)
10.2     1996 Employee Stock Purchase Plan of the Company.(1)
10.3     Summary Plan Description, QuadraMed Corporation 401(k) Plan.(1)
10.4     Form of Indemnification Agreement to be entered into between the Company and its directors and executive officers.(1)
10.5     Reserved.
10.6     Lease dated February 26, 1996 for facilities located at 1345 Campus Parkway,
         Building M, Block #930, Lot #51.02, Neptune, New Jersey.(1)
10.7     Lease dated May 23, 1994 for facilities located at 80 East Sir Francis Drake
         Boulevard, Suite 2A, Larkspur, California.(1)
10.8     Lease Agreement dated December 14, 1989 for facilities located at 1130 East Shaw
         Avenue, Suites 108 and 209, Fresno, California.(1)

EXHIBIT
NUMBER                                   DOCUMENT DESCRIPTION
------   ------------------------------------------------------------------------------------
10.9     Reserved.
10.10    Stock Purchase Agreement dated March 3, 1994, by and between the Company and James
         D. Durham.(1)
10.11    Letter dated April 17, 1995 from James D. Durham, as President and Chief Executive
         Officer of QuadraMed Corporation, to John V. Cracchiolo regarding terms of employment.(1)
10.12    Letter dated March 14, 1996 from James D. Durham, as President and Chief Executive
         Officer of QuadraMed Corporation, to Robert Burrows regarding terms of employment.(1)
10.13    Letter from Walter Channing to Thomas McNulty effective December 1995, regarding service as Chairman of the Board of Directors.(1)
10.14    Agreement dated May 11, 1994, by and between Colson Investments and the Company.
10.15    Credit Terms and Conditions dated January 18, 1996, by and between Imperial Bank and the Company, with addendum thereto.(1)
10.16    Security and Loan Agreement (Accounts Receivable) dated January 18, 1996, by and between Imperial Bank and the Company.(1)
10.16.1  Amendment No. 1, dated September 5, 1996, to Security and Loan Agreement (Accounts
         Receivable) dated January 18, 1996, by and between Imperial Bank and the Company.(3)
10.17    General Security Agreement (Tangible and Intangible Personal Property) dated January
         18, 1996, by and between Imperial Bank and the Company.(1)
10.18    ERA/Secondary Billing and Claimstar Licenses Agreement dated April 10, 1995, by and between the Company and Blue Cross of California, as amended by the Second Amendment dated April 19, 1995.(1)
10.19    Cooperative Agreement dated June 30, 1995, by and between The Compucare Company and the Company, with Amendment thereto.(1)
10.20    Agreement dated April 1, 1995, by and between the Company and National Electronic
         Information Corporation (now Envoy Corporation).(1)
10.21    QuadraMed Corporation Cooperative Marketing Agreement dated August 15, 1995, by and between the Company and Health Systems Design Corporation.(1)
10.22    Agreement to Market QuadraMed Software dated June 1, 1996 between the Company and
         Health Communication Services, Inc.(1)
10.23    Joint Marketing and Services Agreement dated November 1, 1995, by and between
         QuadraMed Acquisition Corporation, the Company and Kaden Arnone, Inc.(1)
10.24    License Agreement dated November 1, 1994, by and between the Company and
         Learned-Mahn, Inc.(1)
10.25    Master Agreement dated June 1, 1995, by and between Premier Health Alliance, Inc.
         and the Company.(1)
10.26    Agreement dated October 3, 1995, by and between Shared Services Healthcare, Inc. and the Company.(1)
10.27    Letter Agreement dated March 3, 1994 by and between NJUP Plus and the Company.
10.28    Endorsement Agreement dated November 1, 1994, by and between ServiShare of Iowa and the Company, relating to ContraQ.(1)
10.29    Endorsement Agreement dated November 1, 1994, by and between ServiShare of Iowa and the Company, relating to ClaimStar.(1)
10.30    Memorandum of Understanding dated October 24, 1995, by and between the Company and
         St Anthony Publishing. Inc. (now NexUS Capital Healthcare Information Corp.).(1)

EXHIBIT
NUMBER                                   DOCUMENT DESCRIPTION
------   ------------------------------------------------------------------------------------
10.31    Software Development Agreement dated August 3, 1995, by and between St. Joseph's
         Hospital of Atlanta, Inc. and the Company.(1)
10.32    Letter Agreement dated December 27, 1995, by and between the Company and UniHealth, with related Joint Development Proposal for a Capitation Management System dated
         October 20, 1995.(1)
10.33    Employment Agreement dated December 5, 1996 by and between Kevin H. Arner and
         InterMed Acquisition Corporation.(4)
10.34    Letter dated March 6, 1997 from James D. Durham, as President and Chief Executive
         Officer of QuadraMed Corporation, to Keith M. Roberts regarding terms of employment.
10.35    Employment Agreement dated December 19, 1996 by and between Frederick Stodolak and the Company.
10.36    Letter dated January 1, 1997 from the Company to James D. Durham regarding terms of employment.
11.1     Calculation of Net Income (Loss) Per Share.
23.1     Consent of Arthur Andersen LLP, Independent Public Accountants, dated March 28,
         1997.
21.1     Subsidiaries of the Company.(1)
27.1     Financial Data Schedule.

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