Form 10-Q
period 1997-03-31
QUADRAMED CORP
filed 1997-05-14
CIK 1018833

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 0-21031

                              QUADRAMED CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 ---------------

                   DELAWARE                                 52-1992861
         (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

   80 E. SIR FRANCIS DRAKE BLVD., SUITE 2A,                    94939
                 LARKSPUR, CA
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 461-7725

                                ----------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

    As of May 1, 1997, there were 6,205,816 shares of the Registrant's Common Stock outstanding, par value $0.01.

    This quarterly report on Form 10-Q consists of 19 pages of which this is page 1. The Exhibit Index is located at page 19.

================================================================================

                              QUADRAMED CORPORATION

                                TABLE OF CONTENTS



                                                                                  PAGE NUMBER
                                                                                  -----------
PART I.     FINANCIAL INFORMATION
            Item 1.    Financial Statements (unaudited)
                       Condensed Consolidated Balance Sheets as of March 31,
                       1997 and December 31, 1996                                      3
                       Condensed Consolidated Statements of Operations for the
                       three months ended March 31, 1997 and 1996                      4
                       Condensed Consolidated Statements of Cash Flows for the
                       three months ended March 31, 1997 and 1996                      5
                       Notes to Condensed Consolidated Financial Statements            6
            Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                             7


PART II.    OTHER INFORMATION
            Item 1.    Legal Proceedings                                              15
            Item 2.    Changes in Securities                                          16
            Item 3.    Defaults Upon Senior Securities                                16
            Item 4.    Submission of Matters to a Vote of Security Holders            16
            Item 5.    Other Information                                              16
            Item 6.    Exhibits and Reports on Form 8-K                               16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              QUADRAMED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                        MARCH 31,     DECEMBER 31,
                                                          1997           1996
                                                        --------      ------------
                                                       (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................      $ 16,009       $ 18,486
  Restricted cash ................................            31             30
  Accounts receivable, net .......................         5,515          4,040
  Prepaid expenses and other .....................           497            328
                                                        --------       --------
          Total current assets ...................        22,052         22,884
                                                        --------       --------
EQUIPMENT:
  Equipment ......................................         3,960          3,528
  Accumulated depreciation .......................        (1,765)        (1,533)
                                                        --------       --------
          Equipment, net .........................         2,195          1,995
                                                        --------       --------
  Capitalized software development costs, net ....         1,007            950
  Acquired software, net .........................         1,535          1,617
  Goodwill, net ..................................         1,918          2,038
  Other ..........................................            85             85
                                                        --------       --------
                                                        $ 28,792       $ 29,569
                                                        ========       ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of capital lease obligations       $     80       $     79
  Accounts payable ...............................           619          1,523
  Accrued liabilities ............................         1,176          1,410
  Deferred revenue ...............................         1,369          1,515
                                                        --------       --------
          Total current liabilities ..............         3,244          4,527
                                                        --------       --------
  Capital lease obligations, less current portion            127            149
                                                        --------       --------
Total liabilities ................................         3,371          4,676
                                                        --------       --------
STOCKHOLDERS' EQUITY:
  Common stock ...................................            58             57
  Deferred compensation ..........................          (314)          (336)
  Additional paid-in capital .....................        40,304         40,244
  Accumulated deficit ............................       (14,627)       (15,072)
                                                        --------       --------
          Total stockholders' equity .............        25,421         24,893
                                                        --------       --------
                                                        $ 28,792       $ 29,569
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

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                          1997            1996
                                                        -------         -------
REVENUES:
  Licenses .....................................        $ 4,163         $ 4,026
  Services .....................................            971             740
                                                        -------         -------
          Total revenues .......................          5,134           4,766
                                                        -------         -------
OPERATING EXPENSES:
  Cost of licenses .............................          1,601           1,734
  Cost of services .............................            573             759
  General and administration ...................            832             656
  Sales and marketing ..........................            765             632
  Research and development .....................            647             666
  Amortization of goodwill .....................            120             112
  Non-recurring start-up charges ...............            334            --
                                                        -------         -------
          Total operating expenses .............          4,872           4,559
                                                        -------         -------
INCOME FROM OPERATIONS .........................            262             207
OTHER INCOME (EXPENSE):
  Interest income (expense) ....................            226            (115)
  Other income (expense) .......................            (5)             (26)
                                                        -------         -------
          Total other income (expense) .........            221            (141)
                                                        -------         -------
INCOME BEFORE PROVISION FOR INCOME TAXES .......            483              66
  Provision for income taxes ...................             38            --
                                                        -------         -------
NET INCOME .....................................        $   445         $    66
                                                        =======         =======
NET INCOME  PER SHARE ..........................        $  0.06         $  0.02
                                                        =======         =======
WEIGHTED AVERAGE SHARES OUTSTANDING ............          7,404           3,611
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

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -----------------------
                                                         1997           1996
                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ......................................    $    445       $     66
                                                       --------       --------
  Adjustments to reconcile net income
     to net cash used for operating
     activities ...................................        --
     Depreciation & amortization ..................         473            340
     Amortization of deferred
        compensation ..............................          22           --
  Changes in assets and liabilities:
     Accounts receivable, net .....................      (1,475)          (564)
     Restricted cash ..............................          (1)            14
     Prepaid expenses and other ...................        (169)            95
     Other assets .................................        --               11
     Accounts payable and accrued
        liabilities ...............................      (1,138)           384
     Deferred revenue .............................        (146)          (540)
                                                       --------       --------
          Cash used for operating activities ......      (1,989)          (194)
                                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash payment related to Healthcare
     Design Systems acquisition ...................        --           (3,750)
  Additions to equipment ..........................        (432)           (94)
  Capitalization of computer
     software development costs ...................         (96)          (151)
                                                       --------       --------
          Cash used for investing
             activities ...........................        (528)        (3,995)
                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal on capital
     lease obligations ............................         (21)           (57)
  Borrowings under notes payable
     to related parties ...........................        --            3,890
  Borrowings under line of credit .................        --              686
  Proceeds from the issuance of
     common stock .................................          61           --
                                                       --------       --------
          Cash provided by financing
             activities ...........................          40          4,519
                                                       --------       --------
Net increase (decrease) in cash
  and cash equivalents ............................      (2,477)           330
CASH AND CASH EQUIVALENTS,
  beginning of period .............................      18,486            266
                                                       --------       --------
CASH AND CASH EQUIVALENTS, end
  of period .......................................    $ 16,009       $    596
                                                       ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Cash paid for interest ..........................    $   --         $     60


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              QUADRAMED CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.  BASIS OF PRESENTATION

    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB. The unaudited information contained herein has been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of the Company's management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1997 or any other future period.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUES

    The Company licenses a variety of software products and provides a variety of services. License revenue includes license, installation, consulting and post-contract support fees, third-party hardware sales and other revenues related to licensing of the Company's software products. Service revenue is composed of business office outsourcing services. The Company's product suite is comprised of three primary elements: financial management, decision support and EDI software. Each of these elements includes a variety of products which can be licensed individually or as a suite of interrelated products. Products are generally licensed under term arrangements (which range from one year to three years) which typically include monthly payments over the term of the arrangement. However, the product suite can also be licensed on a perpetual basis.

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

    The Company provides business office outsourcing services to certain hospitals under contract service arrangements. Business office outsourcing revenues typically consist of fixed monthly fees plus incentive-based payments that are based on a percentage of dollars recovered for the provider for which the service is being performed. The monthly fees are recognized as revenue on a monthly basis at the end of each month. Incentive fees are recognized as the conditions upon which such fees are based are realized based on collection of accounts from payors.

    Other services are also provided to certain of the Company's licensees of software products, which consist primarily of consulting and post-contract customer support. Consulting services generally consist of installation of software at customer sites and revenues for such services is recognized upon completion of installation. Such services generally do not include customization or modification of the underlying software code. If included in a license agreement, such services are unbundled at their fair market value based on the value established by the independent sale of such services to customers. If customization of the software code is performed, the license and service fees are recognized together on a percentage-of-completion basis during the customization period. Post-contract customer support is recognized ratably over the term of the support period. If support is included in a perpetual license agreement such amounts are unbundled from the license fee at its fair market value based on the value established by the independent sale of such support to customers.

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

NET INCOME PER SHARE

    Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include Convertible Preferred Stock (using the if converted method in the three months ended March 31, 1996) and stock options and warrants in both periods(using the treasury stock method). Common stock options and warrants are excluded from the computation if their effect is antidilutive except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and staff policy, such computations for the three months ended March 31, 1996 include all common and common equivalent shares issued within the 12 months preceding the filing date of the Company's initial public offering as if they were outstanding for all periods presented (under the treasury stock method using an assumed initial public offering price). Convertible Preferred Stock outstanding during the 1996 period is included (using the if converted method) in the computation as common equivalent shares even though the effect is antidilutive. Primary and fully diluted earnings per share were substantially the same in all periods presented.

    In March 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS No. 128), "Earnings per Share" and requires adoption of such provisions in 1997. The Company will adopt the provisions of SFAS No. 128 effective December 31, 1997 for its year ending December 31, 1997. The pro forma effect of SFAS No. 128 for the first quarter 1997 would be as follows:

    Reported earnings per share                               $0.06
    Basic earnings per share (pro forma)                      $0.07
    Diluted earnings per share (pro forma)                    $0.06

3.  SUBSEQUENT EVENTS

    In April 1997, the Company purchased all of the outstanding stock of Healthcare Recovery, Inc., an accounts receivable management company based in New Jersey and doing business as Synergy HMC ("Synergy"), for an aggregate purchase price of $3,300,000 paid in cash and common stock of the Company. The acquisition was accounted for as a purchase. In connection with the acquisition, the Company repaid substantially all the debt of Synergy of approximately $1,700,000.

    In April 1997, the Company acquired a 10.2% equity interest in EDI USA, Inc. an organization owned by thirteen independent Blue Cross and Blue Shield Plans which established EDI USA to build and operate a national electronic information highway to facilitate all electronic healthcare transactions. The Company paid $2,500,000 for its 10.2% equity stake in EDI USA. The investment will be accounted for on the cost method.

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Except for the historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties and that actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) that the information is of a preliminary nature and may be subject to further adjustment, (ii) the Company's ability to reduce operational costs of its newly acquired operations from Synergy, (iii) variability in quarterly operating results, (iv) identification, consummation and assimilation of acquisitions, (v) demand for the Company's products and services in the health care information systems and services markets, (vi) legislative or market-driven reforms in the health care industry, (vii) the Company's ability to develop and introduce new products, (viii) management of the Company's changing operations,
(ix) dependence on key personnel, (x) development by competitors of new or superior products or entry into the market of new competitors, (xi) risks related to product defects, (xii) risks associated with pending litigation,
(xiii) dependence on intellectual property rights, (xiv) volatility in the Company's stock price, (xv) the success or failure of strategic alliances, (xvi) risk of interruption in data processing, (xviii) dependence on larger orders, and (xix) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission, including the registration statement on Form SB-2 related to the Company's initial public offering and the Annual Report on Form 10-KSB for the year ended December 31, 1996.


OVERVIEW

    QuadraMed develops, markets and sells a suite of financial management, decision support and electronic data interchange software products and network services designed to enable health care providers and payors to increase operational efficiency, measure the cost of care and more effectively administer managed care contracts and capitation agreements. The Company was formed in September 1993 and has completed a number of acquisitions. In October 1993, QuadraMed acquired the net assets of Coast Micro, Inc., through which the Company acquired the predecessor of the Company's EDI product. In November 1993, the Company acquired the net assets of Seton Financial, through which the Company acquired the foundation of its business office outsourcing business. In December 1995, the Company purchased the net assets of Healthcare Design Systems, and thereby acquired several of the predecessor Company's decision support and other related software products. In December 1996, the Company completed the acquisition and merger of InterMed Healthcare Systems Inc., a provider of client-server information systems that assist health care payors in managing administrative and financial transactions with providers. In April 1997, the Company acquired Synergy, an accounts receivable management company.

    The Company has experienced operating margins at differing levels related to licenses and services. The service business has historically realized fluctuating margins that were significantly lower than margins associated with licenses. The Company expects this trend to continue with the recent acquisition of Synergy.

    The Company has and believes it will continue to experience seasonal patterns in its operating results, with the second and fourth fiscal quarters having higher revenues and net income. The Company attributes this seasonality in large part to software licenses that are based on annual renewals. In addition, the signing of a major perpetual license agreement could generate an increase in revenues and net income for any given quarter or fiscal year. The Company typically experiences long sales cycles for new customers that may extend over several quarters. As a result, the Company believes that quarterly results of operations will continue to be subject to significant fluctuations and that its results of operations for any particular quarter or year may not be indicative of results of operations for future periods.

    The Company believes continued significant investment in the development of new products and the further development and integration of acquired technologies into the Company's suite of products, as well as the expansion of its direct sales force, are critical to its success. Specifically, the Company's development plans include enhancing the functionality of its products and rewriting certain of its products to function within the Microsoft Windows(TM) NT operating system. Accordingly, the aggregate amounts invested in research and development and sales and marketing are expected to increase.

    The Company capitalizes a portion of its software costs for internally developed software products. These capitalized costs relate primarily to the development of new products and the extension of applications to new markets or platforms using existing technologies. The capitalized costs are amortized on a straight-line basis over the estimated lives (usually five years), commencing when each product is available to the market.

    In February 1997, the Company entered into an arrangment with EDI USA to serve as the exclusive provider of EDI processing and management services for all transactions on EDI USA's transaction network. The Company recorded non-recurring charges of $334,000 in the first quarter of 1997 related to start-up costs incurred in connection with the processing arrangement. QuadraMed expects to incur similar charges in the remaining three quarters of 1997, until the electronic transaction network is operational.

REVENUES

    License revenues for the quarter ended March 31, 1997 increased to $4,163,000, from $4,026,000 in the same period last year. Service revenues for the quarter ended March 31, 1997 increased 31% to $971,000, compared to $740,000 in the same period last year. The increase in service revenues was due principally to several new outsourcing contracts which began in the first quarter of 1997. Revenues were impacted by delays in finalizing the acquisition of Synergy, which was originally planned for the first quarter of 1997, but consummated in April 1997. The Company believes that its planned augmentation in sales and marketing efforts for its outsourcing business and the recent acquisition of Synergy will contribute to increasing service revenues related to this business, although there can be no assurance in this regard.

COST OF REVENUES

    Cost of license revenues for the quarter ended March 31, 1997 decreased to $1,601,000 from $1,734,000 in the same period last year. Cost of licenses includes installation, customer support and royalties. As a percentage of license revenues, cost of licenses decreased to 38% in the first quarter of 1997 from 43% in the first quarter of 1996. The decrease in cost of licenses and cost of licenses as a percentage of license revenues reflects fewer third-party hardware sales in the first quarter of 1997.

    Cost of service revenues for the quarter ended March 31, 1997 decreased to $573,000 from $759,000 in the same period last year. Cost of services includes expenses associated with services performed in connection with business office outsourcing. As a percentage of service revenues, cost of services decreased to 59% in the first quarter of 1997 from 103% in the first quarter of 1996. The decline in cost of services was principally due to fewer personnel who support the service business, while cost of services as a percentage of service revenues decreased principally due to fewer personnel, coupled with an increase in service revenues from several new contracts in the first quarter of 1997.


OPERATING EXPENSES

    General and Administration. General and administration expenses for the quarter ended March 31, 1997 increased 27% to $832,000, or 16% of total revenues from $656,000, or 14% of total revenues in the same period last year. Increases in general and administration expense reflects significant legal expenses incurred in the first quarter of 1997 to settle certain litigation. The Company believes that general and administration expenses will increase in the future, but should decline slightly as a percentage of total revenues, although there can be no assurance in this regard.

    Sales and Marketing. Sales and marketing expenses for the quarter ended March 31, 1997 increased 21% to $765,000, or 15% of total revenues from $632,000, or 13% of total revenues in the same period last year. The increase in sales and marketing expenses resulted principally from the addition of sales personnel hired by the Company during the first quarter of 1997. The Company believes sales and marketing expenses will continue to increase primarily due to the hiring of additional sales and marketing personnel, but should remain relatively constant as a percentage of total revenues, although there can be no assurance in this regard.

    Research and Development. Research and development expenses for the quarter ended March 31, 1997 decreased slightly to $647,000, or 13% of total revenues from $666,000, or 14% of total revenues in the same period last year. The Company intends to continue to make substantial investments in the development of new products and in the further integration of acquired technologies into the Company's suite of products and, accordingly, believes that these expenses will increase significantly in the future.

    Amortization of Goodwill. Amortization of goodwill for the quarter ended March 31, 1997 was $120,000 compared to $112,000 in the same period last year. Goodwill is principally due to the acquisition of Healthcare Design Systems Inc. in December 1995. The Company expects to record a significant charge in the second quarter of 1997 in connection with the acquisition of Synergy.

    Non-Recurring Start-Up Charges. Non-recurring start-up charges of $334,000 in the first quarter of 1997 were associated with start-up costs incurred for the claims processing arrangement entered into with EDI USA, Inc. during the first quarter of 1997. The Company expects to incur similar charges in the remaining three quarters of 1997, until the electronic transaction network is operational.

      Interest Income (Expense). Interest income was $226,000 in the quarter ended March 31, 1997, compared to interest expense of $115,000 for the same period last year. Interest income is the result of the Company's initial public offering in October 1996, which raised net proceeds of approximately $26,400,000. Interest expense in the first quarter of 1996 was principally the result of debt the Company incurred for the acquisition of Healthcare Design Systems Inc. and for working capital purposes.

LIQUIDITY AND CAPITAL RESOURCES

      From inception until the Company's initial public offering in October 1996, the Company's primary source of working capital was private placements of Preferred Stock through which it raised approximately $12,800,000, net of expenses. In 1994 and 1995, Series A Preferred Stock was issued for cash and forgiveness of indebtedness totalling $4,200,000. Also in 1995, Series B Preferred Stock was issued for cash of $4,000,000 and the conversion of notes payable and accrued interest of $680,000. In June 1996, the Company completed a second Series B Preferred Stock financing for the conversion of notes payable of $3,900,000, which provided the downpayment for the acquisition of the net assets of Healthcare Design Systems. In October 1996, the Company completed its initial public offering of 2,500,000 shares of common stock, which raised net proceeds of approximately $26,400,000.

     Net cash used in operating activities was $1,989,000 and $194,000 in the quarters ended March 31, 1997 and 1996, respectively. Net cash used in operating activities in the quarter ended March 31, 1997 was principally due to a decrease in accounts payable and accrued liabilities and an increase in accounts receivable. Accounts payable and accrued liabilities decreased due to payments to vendors using the proceeds from the initial public offering in October 1996. Accounts receivable increased primarily due to the timing of payments received from customers and to a lessor extent, an increase in volume of monthly billings. Net cash used in operating activities in the quarter ended March 31, 1996 was principally due to investments in the Company's infrastructure.

    Net cash used in investing activities was $528,000 and $3,995,000 in the quarters ended March 31, 1997 and 1996, respectively. Investing activities primarily included additions to capital equipment and the capitalization of computer software development costs and the partial payment for the Healthcare Design Systems acquisition in the first quarter of 1996.

    Net cash provided by financing activities was $40,000 and $4,519,000 in the quarters ended March 31, 1997 and 1996, respectively. Financing activities in the quarter ended March 31, 1997 related to the issuance of common stock through the Company's Stock Purchase Plan, offset by payments made under capital lease obligations. Financing activities in the quarter ended March 31, 1996 related to the issuance of convertible notes and borrowings under the Company's line of credit.

     The Company had a line of credit agreement to borrow up to $1,200,000 at the bank's prime rate plus 1.5% for additional working capital and financing equipment purchases. This line of credit expired on January 2, 1997. The Company is currently negotiating a new line of credit arrangement.

               FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

DEPENDENCE ON HOSPITAL MARKET; MARKET ACCEPTANCE; DEPENDENCE ON STRATEGIC ALLIANCES; SYSTEM ENHANCEMENTS

     The Company's customers are typically hospitals and other health care providers, and substantially all of the Company's revenues in 1996 and the three months ended March 31, 1997 were derived from the sale of software products and services to hospitals. The Company's performance is dependent on continued demand for its products and services in the health care information systems and services industry. Consolidation in the health care information systems and services industry could have a material adverse effect on the Company due to the decrease in the number of potential purchasers of the Company's products and services or the acquisition of one or more of the Company's customers by an acquiror that uses products that compete with those of the Company. Legislative or market-driven reforms could also have unpredictable effects on the Company's business, financial condition and results of operations. In addition, the decision to purchase the Company's products often involves the approval of several individuals within hospitals and other health care providers. Consequently, it is difficult for the Company to predict the timing or outcome of the buying decisions of customers or potential customers.

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


RISKS ASSOCIATED WITH ACQUISITIONS

    The Company has expanded, and intends to continue to expand, in substantial part through acquisitions of products, technologies and businesses. The Company's ability to expand successfully through acquisitions depends on many factors, including the successful identification and acquisition of products, technologies or businesses and management's ability to effectively negotiate and consummate acquisitions and integrate and operate, including reducing operating expenses through synergies, the new products, technologies or businesses. There is significant competition for acquisition opportunities in the Company's industry, which may intensify due to consolidation in the health care industry, increasing the costs of capitalizing on acquisition opportunities. The Company competes for acquisition opportunities with other companies that have significantly greater financial and management resources than the Company. The inability to successfully identify appropriate acquisition opportunities, consummate acquisitions or successfully integrate acquired products, technologies, operations, personnel or businesses would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, acquisitions may divert management's attention from other business concerns, expose the Company to the risks of entering markets in which the Company has no direct prior experience or to risks associated with the market acceptance of acquired products and technologies, or result in the loss of key employees of the Company or the acquired company. Moreover, future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and the recognition of amortization expenses related to goodwill and other intangible assets, which could adversely affect the Company's business, financial condition and results of operations. The acquisition and merger of InterMed Healthcare Systems Inc. in December 1996 increased the number and complexity of software products offered by the Company. The further integration of this company's products and operations into the products and operations of the Company will divert management attention from other matters, will place further pressure on the Company's executive officers and may result in additional administrative expense. Failure to complete successfully this integration of products and operations and assimilation of new employees could have a material adverse effect on the Company's business, financial condition and results of operations. The acquisition of Synergy in April 1997, substantially increased the number of employees of the Company and the breadth of services offered by the Company. The Company's acquisition of Synergy will require the reduction of operating expenses and the successful integration of the Company's business office outsourcing services with those services of Synergy. Failure to successfully reduce operating expenses and integrate the services of Synergy could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON LARGE ORDERS; CUSTOMER CONCENTRATION

    In any given fiscal quarter or year, the Company's revenues may consist of large orders from a limited number of customers. While the individual customer may vary from period to period, the Company may nevertheless be dependent upon these large orders for a substantial portion of its total revenues. There can be no assurance that the Company will obtain such large orders on a consistent basis. The Company's inability to obtain sufficient large orders could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the timing and shipment of such orders may cause the operating results of the Company in any given quarter to differ from projections of securities analysts, which could adversely affect the trading price of the Company's Common Stock. Losses arising from customer disputes regarding shipping schedules, product condition or performance, or the Company's inability to collect accounts receivable from any major customer could also have a material adverse effect on the Company's business, financial condition and results of operations.

POTENTIAL VARIABILITY IN QUARTERLY OPERATING RESULTS

    The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including the following: variability in demand for the Company's products and services; the timing of acquisitions;
the timing of large orders; the number, timing and significance of announcements and releases of product enhancements and new products by the Company and its competitors; the timing and significance of announcements concerning the Company's present or prospective strategic alliances; the termination of, or a reduction in, offerings of the Company's products and services; the loss of customers due to consolidation in the health care industry, delays in product delivery requested by customers; the timing of revenue recognition; the amount of backlog at the beginning of any particular quarter; customer budgeting cycles and changes in customer budgets; investments by the Company in certain projects or in marketing, sales, research and development, and administrative personnel necessary to support the Company's anticipated operations; marketing and sales promotional activities; software defects and other quality factors; and general economic conditions.

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


RISKS RELATED TO PRODUCT CONVERSION TO WINDOWS NT

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


RISKS RELATED TO OUTSOURCING BUSINESS

    The Company provides business office outsourcing, including the billing and collection of receivables. The infrastructure for the Company's outsourcing business was acquired by the Company from Seton Financial in November 1993 and from Synergy in April 1997, and the Company typically uses its software products to provide outsourcing services. As a result, the Company has not been required to make significant investments since the acquisition of Seton Financial in order to service existing outsourcing contracts. However, if the Company experiences a period of substantial expansion in its outsourcing business, the Company may be required to make substantial investments in capital assets and personnel, and there can be no assurance that the Company will be able to assess accurately the investment required and negotiate and perform in a profitable manner any of the outsourcing contracts it may be awarded. The Company's failure to estimate accurately the resources and related expenses required for a project or its failure to complete its contractual obligations in a manner consistent with the project plan upon which its contract was based could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's failure to meet a client's expectations in the performance of its services could damage the Company's reputation and adversely affect its ability to attract new business. Finally, the Company could incur substantial costs and expend significant resources correcting errors in its work, and could possibly become liable for damages caused by such errors.


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


POSSIBLE VOLATILITY OF STOCK PRICE; LOW TRADING VOLUME

    The stock market historically has experienced volatility which has affected the market price of securities of many companies and which has sometimes been unrelated to the operating performance of such companies. The trading price of the Company's Common Stock could also be subject to significant fluctuations in response to variations in quarterly results of operations, announcements of new products or acquisitions by the Company or its competitors, governmental regulatory action, other developments or disputes with respect to proprietary rights, general trends in the industry and overall market conditions, and other factors. The market price of the Company's Common Stock may also be significantly affected by factors such as announcements of new products by the Company's competitors, as well as variations in the market conditions in the medical cost containment or software industries in general. The market price may also be affected by movements in prices of equity securities in general. In addition, the average daily trading volume of the Company's Common Stock since public trading of the Common Stock commenced has been low. To the extent this trading pattern continues, the price of the Common Stock may fluctuate significantly as a result of changes in demand for such shares and sales of stock by stockholders.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    Pendleton, et al. v. QuadraMed Corporation, et al. In February 1995, Richard
W. Pendleton ("Pendleton") and Daniel T. Soldahl ("Soldahl") filed a lawsuit now pending in state court in Marin County, California, naming QuadraMed, James D. Durham and Walter Channing, Jr. as defendants (collectively, the "Defendants"). An amended complaint added Coast Micro, Inc. ("Coast") as a plaintiff. The plaintiffs allege breach of contract, breach of the implied covenant of good faith and fair dealing, intentional and negligent misrepresentation, suppression of fact, breach of employment contract, interference with contractual relationship and conspiracy in connection with the October 1993 purchase by QuadraMed of the assets of Coast. Pendleton, Soldahl and Coast allege money damages in the amount of $27 million and Pendleton and Soldahl seek certain equitable relief, including the issuance of options covering approximately two percent of the Company's outstanding Common Stock, as well as punitive damages. In August 1995, QuadraMed filed a cross-complaint naming Pendleton and VantageMed Corporation ("VantageMed") as cross-defendants (collectively, the "Cross-Defendants") and alleging fraud, misappropriation of trade secrets, interference with economic relations and conspiracy. QuadraMed is seeking an unspecified amount of money damages and an injunction against disclosure or use by Cross-Defendants of QuadraMed's confidential information and against further interference by CrossDefendants with QuadraMed's economic relations with others. On February 26, 1997, the parties reached a settlement in principle of this litigation, and the Company's Board of Directors subsequently approved this settlement in principle on February 27, 1997. On March 5, 1997, the parties agreed to a forty-five (45) day stay of all litigation activities in this litigation, effective February 26, 1997, in order to allow the parties adequate time for the preparation and execution of a written settlement. As of the date hereof, a written settlement agreement has not been executed. The parties are continuing to seek to execute such settlement agreement, and all litigation activities in this litigation are effectively stayed.

    The Company believes, based in part on its discussions with its litigation counsel, that it has meritorious defenses to the above-described claims and it intends to defend the litigation vigorously. However, due to the nature of the litigation and because the lawsuit is in the pre-trial discovery stage, the Company cannot determine the total expense or possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. With regard to Pendleton and Soldahl's claims for the issuance of stock options, it is the Company's position that such parties are only entitled to stock options covering less than one percent of the Company's outstanding capital stock. Regardless of the ultimate outcome of the litigation, it could result in significant diversion of time by the Company's personnel. While after consideration of the nature of the claims and facts relating to the litigation, and after consultation with litigation counsel, management believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial condition and results of operations, the results of these proceedings, including any potential settlement, are uncertain, and there can be no assurance to that effect. The proceedings are likely to cause the Company to issue stock options to each of Pendleton and Soldahl, and, as a consequence, additional shares to certain investors pursuant to an agreement, resulting in dilution to investors.

   For a description of other material legal proceedings, see the Company's Annual Report on Form 10-KSB filed on March 28, 1997.

ITEM 2. CHANGES IN SECURITIES.

   Between January 1, 1997 and March 31, 1997, the Registrant issued the following securities which were not registered under the Securities Act of 1933 (the "Securities Act"): the Registrant granted stock options to its employees under its 1996 Stock Incentive Plan covering an aggregate of 535,225 shares of the Registrant's Common Stock, at exercise prices ranging from $9.625 to $11.50 per share.

   The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving any public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS. None

ITEM 5.  OTHER INFORMATION. None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    a. Exhibits

       2.1 Form of Agreement and Plan of Merger by and between QuadraMed Corporation, a Delaware corporation and QuadraMed Corporation, a California corporation.(1)
       2.2 Assets Purchase Agreement dated December 31, 1995, by and among QuadraMed Acquisition Corporation, Kaden Arnone, Inc. and its stockholders.(1)
       2.3 Exchange Agreement dated June 25, 1996, by and among QuadraMed Holdings, Inc., QuadraMed Corporation, and certain stockholders listed on Schedule A thereto.(1)
       2.4 Acquisition Agreement and Plan of Merger dated December 2, 1996, between the Company and InterMed Acquisition Corporation, a wholly owned subsidiary of the Company, and InterMed Healthcare Systems Inc. and its Stockholders.(2)
       2.5 Acquisition Agreement and Plan of Merger, dated as of March 1, 1997, by and among QuadraMed Corporation, Healthcare Recovery Acquisition Corporation, Healthcare Recovery, Incorporated and its Shareholders (the "Acquisition Agreement and Plan of Merger"). (3)
       2.6 First Amendment to Acquisition Agreement and Plan of Merger, dated as of April 22, 1997. (3)
       2.7 Second Amendment to Acquisition Agreement and Plan of Merger, dated as of April 24, 1997. (3)
       3.1   Reserved.
       3.2 Second Amended and Restated Certificate of Incorporation of the Company.(1)
       3.3   Reserved.
       3.4   Amended and Restated Bylaws of the Company.(1)
       4.1   Reference is made to Exhibits 3.2 and 3.4.(1)
       4.2   Form of Common Stock certificate.(1)
       4.3 Form of Exchange Agreement dated March 16, 1994, by and among the Company, THCS Holding, Inc. and certain stockholders listed on Schedule A thereto.(1)
       4.4   Reserved.
       4.5   Reserved.
       4.6   Reserved.
       4.7 Amended and Restated Agreement Regarding Adjustment Shares dated June 25, 1996, by and among the Company, QuadNet Corporation and the individuals listed on Schedule A thereto.(1)
       4.8 Amended and Restated Shareholder Rights Agreement dated June 25, 1996, by and between the Company and the investors listed on Schedule A thereto.(1)

      4.9    Reserved.
      4.10   Reserved.
      4.11   Form of Warrant to Purchase Common Stock.(1)
      4.12   Reserved.
      4.13   Stock Purchase Warrant dated September 27, 1995 issued to
             James D. Durham(4)
     10.1    1996 Stock Incentive Plan of the Company.(1)
     10.2    1996 Employee Stock Purchase Plan of the Company.(1)
     10.3    Summary Plan Description, QuadraMed Corporation 401(k) Plan.(1)
     10.4 Form of Indemnification Agreement between the Company and its directors and executive officers.(1)
     10.5    Reserved.
     10.6 Lease dated February 26, 1996 for facilities located at 1345 Campus Parkway, Building M, Block #930, Lot #51.02, Neptune, New Jersey.(1)
     10.7 Lease dated May 23, 1994 for facilities located at 80 East Sir Francis Drake Boulevard, Suite 2A, Larkspur, California.(1)
     10.8 Lease Agreement dated December 14, 1989 for facilities located at 1130 East Shaw Avenue, Suites 108 and 209, Fresno, California.(1)
     10.9 Employment Agreement dated March 1, 1994 by and between James D. Durham and the Company.(1)
     10.10 Stock Purchase Agreement dated March 3, 1994, by and between the Company and James D. Durham.(1)
     10.11 Letter dated April 17, 1995 from James D. Durham, as President and Chief Executive of QuadraMed Corporation, to John V. Cracchiolo regarding terms of employment.(1)
     10.12 Letter dated March 14, 1996 from James D. Durham, as President and Chief Executive Officer of QuadraMed Corporation, to Robert Burrows regarding terms of employment.(1)
     10.13 Letter from Walter Channing to Thomas McNulty effective December 1995, regarding service as Chairman of the Board of Directors.(1)
     10.14 Agreement dated May 11, 1994, by and between Colson Investments and the Company.(1)
     10.15 Credit Terms and Conditions dated January 18, 1996, by and between Imperial Bank and the Company, with addendum thereto.(1)
     10.16 Security and Loan Agreement (Accounts Receivable) dated January 18, 1996, by and Between Imperial Bank and the Company.(1)
     10.16.1 Amendment No. 1 dated September 5, 1996 to the Security and Loan Agreement (Accounts Receivable) dated January 8, 1996, by and between the Company and Imperial Bank.(5)
     10.17 General Security Agreement (Tangible and Intangible Personal Property) dated January 18, 1996, by and between Imperial Bank and the Company.(1)
     10.18 ERA/Secondary Billing and Claimstar Licenses Agreement dated April 10, 1995, by and between the Company and Blue Cross of California, as amended by the Second Amendment dated April 19, 1995.(1)
     10.19 Cooperative Agreement dated June 30, 1995, by and between The Compucare Company and the Company, with Amendment thereto.(1)
     10.20 Agreement dated April 1, 1995, by and between the Company and National Electronic Information Corporation (now Envoy Corporation).(1)
     10.21 QuadraMed Corporation Cooperative Marketing Agreement dated August 15, 1995, by and between the Company and Health Systems Design Corporation.(1)
     10.22 Agreement to Market QuadraMed Software dated June 1, 1996 between the Company and Health Communication Services, Inc.(1)
     10.23 Joint Marketing and Services Agreement dated November 1, 1995, by and between QuadraMed Acquisition Corporation, the Company and Kaden Arnone, Inc.(1)
     10.24 License Agreement dated November 1, 1994, by and between the Company and Learned-Mahn, Inc.(1)
     10.25 Master Agreement dated June 1, 1995, by and between Premier Health Alliance, Inc. and the Company.(1)
     10.26 Agreement dated October 3, 1995, by and between Shared Services Healthcare, Inc. and the Company.(1)
     10.27 Letter Agreement dated March 3, 1994 by and between NJUP Plus and the Company.(1)
     10.28 Endorsement Agreement dated November 1, 1994, by and between ServiShare of Iowa and the Company, relating to ContraQ.(1)
     10.29 Endorsement Agreement dated November 1, 1994, by and between ServiShare of Iowa and the Company, relating to ClaimStar.(1)
     10.30 Memorandum of Understanding dated October 24, 1995, by and between the Company and St. Anthony Publishing, Inc. (now NexUS Capital Healthcare Information Corp.).(1)
     10.31 Software Development Agreement dated August 3, 1995, by and between St. Joseph's Hospital of Atlanta, Inc. and the Company.(1)

     10.32 Letter Agreement dated December 27, 1995, by and between the Company and UniHealth, with related Joint Development Proposal for a Capitation Management System dated October 20, 1995.(1)
     10.33 Employment Agreement with Kevin H. Arner, President of EDI Services Division.(6)
     10.34 Letter dated March 6, 1997 from James D. Durham, as President and Chief Executive Officer of QuadraMed Corporation, to Keith M. Roberts regarding terms of employment.(7)
     10.35 Employment Agreement dated December 19, 1996 by and between Frederick Stodolak and the Company.(7)
     10.36 Letter dated January 1, 1997 from the Company to James Durham regarding terms of employment.(7)
     10.37 Letter dated April 22, 1997 from the Company to Eugene M. Arnone regarding terms of employment.(3)
     10.38 Non-Competition and Non-Circumvention Agreement, dated March 1, 1997, by and among the Company, Healthcare Recovery
             Acquisition Corporation and Eugene M. Arnone.(3)
     11.1    Calculation of Net Income Per Share.
     27.1    Financial Data Schedule.
----------

(1) Incorporated by reference from the exhibit with the same number to the Company's Registration Statement on Form SB-2, No. 333-5180-LA, as filed with the Commission on June 28, 1996, as amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto, as filed with the Commission on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.

(2) Incorporated by reference from the exhibit with the same number to the Company's Current Report on Form 8-K, as filed with the Commission on January 9, 1997.

(3) Incorporated by reference from the exhibit with the same number to the Company's Current Report on Form 8-K, as filed with the Commission on May 9, 1997.

(4) Incorporated by reference from Exhibit 99.16 to the Company's Registration Statement on Form S-8, No. 333-16385, as filed with the Commission and declared effective on November 19, 1996.

(5) Incorporated by reference from Exhibit 10.16 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996, as filed with the Commission on November 14, 1996.

(6) Incorporated by reference from Exhibit 10.32 to the Company's Current Report on Form 8-K, as filed with the Commission on January 9, 1997.

(7) Incorporated by reference from the exhibit with the same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, as filed with the Commission on March 28, 1997, as amended by Amendment No. 1 thereto, as filed with the Commission on April 18, 1997.



    b. Reports on Form 8-K.

         The Company filed a report on Form 8-K on January 9, 1997 in which it reported the acquisition and merger of InterMed Healthcare Systems Inc. through the Company's wholly-owned subsidiary InterMed Acquisition Corporation.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               QUADRAMED CORPORATION
                               (Company)



Date: May 14, 1997             By:  /s/  JOHN V. CRACCHIOLO
                                    --------------------------------------------
                                    John V. Cracchiolo
                                    Executive Vice President and
                                    Chief Financial Officer (Principal Financial
                                    and Accounting Officer)

                                  EXHIBIT INDEX




EXHIBIT
  NO.
-------
 11.1    Calculation of Net Income Per Share
 27.1    Financial Data Schedule