Form 10-Q
period 1997-06-30
QUADRAMED CORP
filed 1997-08-14
CIK 1018833

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 0-21031



                              QUADRAMED CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                 ---------------

                   DELAWA        RE                        52-1992861
         (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

   80 E. SIR FRANCIS DRAKE BLVD., SUITE 2A,                  94939
                 LARKSPUR, CA
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 461-7725

                                 ---------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of August 1, 1997, there were 6,212,703 shares of the Registrant's Common Stock outstanding, par value $0.01.

    This quarterly report on Form 10-Q consists of 21 pages of which this is page 1. The Exhibit Index is located at page 22.

===============================================================================

                              QUADRAMED CORPORATION

                                TABLE OF CONTENTS

                                                                                PAGE NUMBER
                                                                                -----------
PART I.    FINANCIAL INFORMATION
           Item 1.        Financial Statements (unaudited)
                          Condensed  Consolidated Balance Sheets as of June
                          30, 1997 and December 31, 1996                             3
                          Condensed  Consolidated  Statements of Operations
                          for the three and six months ended June 30, 1997
                          and 1996                                                   4
                          Condensed  Consolidated  Statements of Cash Flows
                          for the six months ended June 30, 1997 and 1996            5
                          Notes   to   Condensed   Consolidated   Financial
                          Statements                                                 6
           Item 2.        Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                        7


PART II.   OTHER INFORMATION
           Item 1.        Legal Proceedings                                         16
           Item 2.        Changes in Securities                                     16
           Item 3.        Defaults Upon Senior Securities                           17
           Item 4.        Submission  of  Matters  to a  Vote  of  Security
                          Holders                                                   17
           Item 5.        Other Information                                         17
           Item 6.        Exhibits and Reports on Form 8-K                          17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              QUADRAMED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                            JUNE 30,     DECEMBER 31,
                                                                             1997           1996
                                                                          -----------    ------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...........................................     $  8,537      $ 18,486
  Restricted cash .....................................................           33            30
  Accounts receivable, net ............................................        7,556         4,040
  Prepaid expenses and other ..........................................          575           328
                                                                            --------      --------
          Total current assets ........................................       16,701        22,884
                                                                            --------      --------
EQUIPMENT:
  Equipment ...........................................................        5,289         3,528
  Accumulated depreciation ............................................       (2,055)       (1,533)
                                                                            --------      --------
          Equipment, net ..............................................        3,234         1,995
                                                                            --------      --------
  Long-term investment ................................................        2,500             -
  Capitalized software development costs, net .........................        1,121           950
  Acquired software, net ..............................................        1,455         1,617
  Goodwill, net .......................................................        6,655         2,038
  Other ...............................................................          210            85
                                                                            --------      --------
                                                                            $ 31,876      $ 29,569
                                                                            ========      ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of capital lease obligations .....................     $     58      $     79
  Accounts payable ....................................................          665         1,523
  Accrued liabilities .................................................        1,648         1,410
  Deferred revenue ....................................................        1,226         1,515
                                                                            --------      --------
          Total current liabilities ...................................        3,597         4,527
                                                                            --------      --------
  Capital lease obligations, less current portion .....................          366           149
                                                                            --------      --------
Total liabilities .....................................................        3,963         4,676
                                                                            --------      --------
STOCKHOLDERS' EQUITY:
  Common stock ........................................................           60            57
  Deferred compensation ...............................................         (291)         (336)
  Additional paid-in capital ..........................................       41,872        40,244
  Accumulated deficit .................................................      (13,728)      (15,072)
                                                                            --------      --------
          Total stockholders' equity ..................................       27,913        24,893
                                                                            --------      --------
                                                                            $ 31,876      $ 29,569
                                                                            ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS                 SIX MONTHS
                                                             ENDED                      ENDED
                                                            JUNE 30,                   JUNE 30,
                                                    ----------------------      ----------------------
                                                      1997          1996         1997           1996
                                                    --------      --------      --------      --------
REVENUES:
  Licenses ....................................     $  4,314      $  3,783      $  8,477      $  7,809
  Services ....................................        3,287           900         4,259         1,640
                                                    --------      --------      --------      --------
          Total revenues ......................        7,601         4,683        12,736         9,449
                                                    --------      --------      --------      --------
OPERATING EXPENSES:
  Cost of licenses ............................        1,692         1,977         3,293         3,711
  Cost of services ............................        1,831           663         2,404         1,422
  General and administration ..................          960           821         1,792         1,477
  Sales and marketing .........................        1,004           661         1,769         1,293
  Research and development ....................          763           597         1,411         1,263
  Amortization of goodwill ....................          242           107           362           219
  Non-recurring start-up charges ..............          360            --           694            --
                                                    --------      --------      --------      --------
          Total operating expenses ............        6,852         4,826        11,725         9,385
                                                    --------      --------      --------      --------
INCOME (LOSS) FROM OPERATIONS .................          749          (143)        1,011            64
OTHER INCOME (EXPENSE):
  Interest income (expense) ...................          162          (168)          388          (284)
  Other income (expense) ......................           (1)            1           (5)           (24)
                                                    --------      --------      --------      --------
          Total other income (expense) ........          161          (167)          383          (308)
                                                    --------      --------      --------      --------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES          910          (310)        1,394          (244)
  Provision for income taxes ..................           11            --            50            --
                                                    --------      --------      --------      --------
NET INCOME (LOSS) .............................     $    899      $   (310)     $  1,344      $   (244)
                                                    ========      ========      ========      ========
NET INCOME (LOSS)  PER SHARE ..................     $   0.13      $  (0.07)     $   0.19      $  (0.05)
                                                    ========      ========      ========      ========
WEIGHTED AVERAGE SHARES OUTSTANDING ...........        7,169         4,747         7,250         4,747
                                                    ========      ========      ========      ========

 The accompanying notes are an integral part of these condensed consolidated financial statements.


                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                     1997          1996
                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..........................     $  1,344      $   (244)
                                                   --------      --------
  Adjustments to reconcile net income (loss)
     to net cash used for operating
     activities:
     Depreciation & amortization .............          642           710
     Amortization of deferred
        compensation .........................           45            --
  Cash paid for the acquisition of Synergy ...       (2,771)           --
  Changes in assets and liabilities:
     Accounts receivable, net ................       (2,796)       (2,296)
     Restricted cash .........................           (3)           78
     Prepaid expenses and other ..............         (206)          (40)
     Other assets ............................           --            11
     Accounts payable and accrued
        liabilities ..........................       (2,082)        1,169
     Deferred revenue ........................         (337)            9
                                                   --------      --------
          Cash used for operating activities .       (6,164)         (603)
                                                   --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to equipment .....................       (1,078)         (240)
  Long-term investment .......................       (2,500)           --
  Capitalization of computer
     software development costs ..............         (249)         (278)
                                                   --------      --------
          Cash used for investing
             activities ......................       (3,827)         (518)
                                                   --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal on capital
     lease obligations .......................          (56)          (80)
  Borrowings under notes payable
     to related parties ......................           --        (3,750)
  Borrowings under line of credit ............           --           973
  Deferred offering costs ....................           --          (308)
  Issuance of convertible preferred stock ....           --         3,890
  Proceeds from the issuance of
     common stock ............................           98           187
                                                   --------      --------
          Cash provided by financing
           activities ........................           42           912
                                                   --------      --------
Net increase (decrease) in cash
  and cash equivalents .......................       (9,949)         (209)
CASH AND CASH EQUIVALENTS,
  beginning of period ........................       18,486           266
                                                   --------      --------
CASH AND CASH EQUIVALENTS, end
  of period ..................................     $  8,537      $     57
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUES

    The Company licenses a variety of software products and provides a variety of services. License revenue includes license, installation, consulting and post-contract support fees, third-party hardware sales and other revenues related to licensing of the Company's software products. Service revenue is composed of business office outsourcing services. The Company's product suite is comprised of three primary elements: financial management, decision support and EDI (electronic data interchange) software. Each of these elements includes a variety of products which can be licensed individually or as a suite of interrelated products. Products are generally licensed under term arrangements (which range from one year to three years) which typically include monthly payments over the term of the arrangement. However, the product suite can also be licensed on a perpetual basis.

    Revenues from term licenses of EDI products are recognized ratably over the term of the license arrangement, beginning on the date of installation. Revenues from perpetual licenses of the financial management and decision support products are recognized upon shipment of the software if there are no significant post-delivery obligations, payment of the license fee is due within one year and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

    The Company provides business office outsourcing services to certain hospitals under contract service arrangements. Business office outsourcing revenues typically consist of contingency or fixed monthly fees plus incentive-based payments that are based on a percentage of dollars recovered for the provider for which the service is being performed. The contingency or monthly fees are recognized as revenue when earned at the end of each month. Incentive fees are recognized as the conditions upon which such fees are based are realized based on collection of accounts from payors.

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

NET INCOME PER SHARE

    Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include Convertible Preferred Stock (using the if converted method in the three and six months ended June 30, 1996) and stock options and warrants in both periods(using the treasury stock method). Common stock options and warrants are excluded from the computation if their effect is antidilutive except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and staff policy, such computations for the three and six months ended June 30, 1996 include all common and common equivalent shares issued within the 12 months preceding the filing date of the Company's initial public offering as if they were outstanding for all periods presented (under the treasury stock method using an assumed initial public offering price). Convertible Preferred Stock outstanding during the 1996 period is included (using the if converted method) in the computation as common equivalent shares even though the effect is antidilutive. Primary and fully diluted earnings per share were substantially the same in all periods presented.

     In March 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS No. 128), "Earnings per Share" and requires adoption of such provisions in 1997. The Company will adopt the provisions of SFAS No. 128 effective December 31, 1997 for its year ending December 31, 1997. The pro forma effect of SFAS No. 128 for the three and six months ended June 30, 1997, would be as follows:

                                                    Three       Six
                                                    Months      Months
                                                    Ended       Ended
                                                    June 30,    June 30,
                                                    1997        1997
                                                -----------  -----------
    Reported earnings per share                 $   0.13     $   0.19
    Basic  earnings  per  share  (pro forma)    $   0.15     $   0.22
    Diluted  earnings  per share (pro forma)    $   0.13     $   0.19

3. SUBSEQUENT EVENTS

    In July 1997, the Company entered into a line of credit arrangement to borrow up to $5,000,000 at the bank's prime rate. The line of credit expires in July 1998 and contains certain restrictions, including among others, maintaining a minimum quick ratio, tangible net worth and total liabilities to tangible net worth retroactive to June 30, 1997. The Company was in compliance with these covenants at June 30, 1997. The line of credit is unsecured.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Except for the historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties and that actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) that the information is of a preliminary nature and may be subject to further adjustment, (ii) variability in quarterly operating results,
(iii) identification, consummation and assimilation of acquisitions, (iv) dependence on large orders and customer concentration, (v) demand for the Company's products and services in the health care information systems and services markets, (vi) legislative or market-driven reforms in the health care industry, (vii) the Company's ability to develop and introduce new products,
(viii) management of the Company's
changing operations, (ix) dependence on key personnel, (x) development by competitors of new or superior products or entry into the market of new competitors, (xi) risks related to product defects, (xii) dependence on intellectual property rights, (xiii) volatility in the Company's stock price and historically low trading volume, (xiv) the success or failure of strategic alliances, (xv) risk of interruption in data processing, (xvi) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission, including the registration statement on Form SB-2 related to the Company's initial public offering.

OVERVIEW

    QuadraMed develops, markets and sells a suite of financial management, decision support and electronic data interchange software products and network services that enable health care providers and payors to increase operational efficiency, measure the cost of care and more effectively administer managed care contracts. The Company also provides business office outsourcing and cash flow management services. The Company was formed in September 1993 and has completed a number of acquisitions. In October 1993, QuadraMed acquired the net assets of Coast Micro, Inc., through which the Company acquired the predecessor of the Company's EDI product. In November 1993, the Company acquired the net assets of Seton Financial, through which the Company acquired the foundation of its business office outsourcing business. In December 1995, the Company purchased the net assets of Healthcare Design Systems, and thereby acquired several of the predecessor Company's decision support and other related software products. In December 1996, the Company completed the acquisition and merger of InterMed Healthcare Systems Inc., a provider of client-server information systems that assist health care payors in managing administrative and financial transactions with providers.

    In April 1997, the Company purchased all of the outstanding stock of Healthcare Recovery, Inc., an accounts receivable managment company based in New Jersey and doing business as Synergy HMC ("Synergy"), for an aggregate purchase price of $3,300,000 paid in cash and common stock of the Company. The acquisition was accounted for as a purchase. In connection with the acquisition, the Company repaid substantially all of the debt of Synergy, totalling approximately $1,700,000.

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

    In February 1997, the Company entered into an arrangement with EDI USA to serve as the exclusive provider of EDI processing and management services for all transactions on EDI USA's transaction network. The Company recorded non-recurring charges of $360,000 and $694,000 in the second quarter and six month period ended June 30, 1997, related to start-up costs incurred in connection with the processing arrangement. QuadraMed expects to incur similar charges in the remaining two quarters of 1997, until the electronic transaction network is operational.

REVENUES

    License. License revenues for the quarter ended June 30, 1997 increased 14% to $4,314,000, compared to $3,783,000 in the same period last year. For the six months ended June 30, 1997, license revenues increased 9% to $8,477,000 compared to $7,809,000 in the same period last year. The increase in license revenues was due principally to an increase in new customers and several perpetual license agreements entered into during the second quarter of 1997.

     Service. Service revenues for the quarter ended June 30, 1997 increased 265% to $3,287,000, compared to $900,000 in the same period last year. For the six months ended June 30, 1997, service revenues increased 160% to $4,259,000, compared to $1,640,000 in the same period last year. The increase in service revenues was due principally to new customers acquired from the Synergy acquisition in April 1997.

COST OF REVENUES

    Cost of Licenses. Cost of license revenues for the quarter ended June 30, 1997 decreased 14% to $1,692,000 from $1,977,000 in the same period last year. Cost of licenses includes installation, customer support and royalties. As a percentage of license revenues, cost of licenses decreased to 39% in the second quarter of 1997 from 52% in the same period last year. For the six months ended June 30, 1997, cost of license revenues decreased 11% to $3,293,000 from $3,711,000 in the same period last year. As a percentage of license revenues, cost of licenses decreased to 39% in the six months ended June 30, 1997 from 48% in the same period last year. The decrease in cost of licenses and cost of licenses as a percentage of license revenues is principally due to fewer third-party hardware sales in the second quarter of 1997 and a decrease in royalties on software sales.

    Cost of Services. Cost of service revenues for the quarter ended June 30, 1997 increased 176% to $1,831,000 from $663,000 in the same period last year. Cost of services includes expenses associated with services performed in connection with business office outsourcing. As a percentage of service revenues, cost of services decreased to 56% in the second quarter of 1997 from 74% in the same period last year. For the six months ended June 30, 1997, cost of service revenues increased 69% to $2,404,000 from $1,422,000 in the same period last year. As a percentage of service revenues, cost of services decreased to 56% in the six months ended June 30, 1997 from 87% in the same period last year. The increase in cost of services was principally due to additional operating costs associated with Synergy, which was acquired in April 1997, while cost of services as a percentage of service revenues decreased principally due to increased revenues which had relatively moderate costs associated with such revenues.

OPERATING EXPENSES

    General and Administration. General and administration expenses for the quarter ended June 30, 1997 increased to $960,000 from $821,000 in the same period last year, and decreased as a percentage of total revenues to 13% from 18% in the same period last year. For the six months ended June 30, 1997, general and administration expenses increased to $1,792,000 from $1,477,000 in the same period last year, and decreased as a percentage of total revenues to 14% from 16% in the same period last year. The increase in general and administration expenses reflects significant legal costs incurred in the second quarter of 1997 to settle certain litigation. The Company believes that general and administration expenses will increase in the future, but should decline slightly as a percentage of total revenues, although there can be no assurance in this regard.

    Sales and Marketing. Sales and marketing expenses for the quarter ended June 30, 1997 increased to $1,004,000 from $661,000 in the same period last year, and decreased as a percentage of total revenues to 13% from 14% in the same period last year. For the six months ended June 30, 1997, sales and marketing expenses increased to $1,769,000 from $1,293,000, and remained constant as a percentage of total revenues at 14% for the six months ended June 30, 1997 and 1996, respectively. The increase in sales and marketing expenses resulted principally from the addition of sales personnel hired by the Company during the first and second quarters of 1997, including Synergy personnel, and higher advertising costs incurred by the Company. The Company believes sales and marketing expenses will continue to increase primarily due to the hiring of additional sales and marketing personnel, but should remain relatively constant as a percentage of total revenues, although there can be no assurance in this regard.

    Research and Development. Research and development expenses for the quarter ended June 30, 1997 increased to $763,000 from $597,000 in the same period last year, and decreased as a percentage of total revenues to 10% from 13% in the same period last year. For the six months ended June 30, 1997, research and development expenses increased to $1,411,000 from $1,263,000 in the same period last year, and decreased as a percentage of total revenues to 11% from 13% in the same period last year. The increase in research and development expenses in the second quarter of 1997 was principally due to the hiring of additional software programmers. The Company intends to continue to make substantial investments in the development of new products and in the further integration of acquired technologies into the Company's suite of products and, accordingly, believes that these expenses will increase significantly in the future.

    Amortization of Goodwill. Amortization of goodwill for the quarter ended June 30, 1997 was $242,000 compared to $107,000 in the same period last year. For the six months ended June 30, 1997, amortization of goodwill was $362,000 compared to $219,000 in the same period last year. Goodwill is principally due to the acquisitions of Healthcare Design Systems Inc. in December 1995 and Synergy in April 1997.

    Non-Recurring Start-Up Charges. The Company recorded non-recurring start-up charges of $360,000 and $694,000 in the second quarter ended and six months ended June 30, 1997, respectively, associated with start-up costs incurred for the claims processing arrangement entered into with EDI USA, Inc. during the first quarter of 1997. The Company expects to incur similar charges in the remaining two quarters of 1997, until the electronic transaction network is operational.

    Interest Income (Expense). Interest income was $162,000 in the quarter ended June 30, 1997, compared to interest expense of $168,000 for the same period last year. For the six months ended June 30, 1997, interest income was $388,000, compared to interest expense of $284,000 in the same period last year. Interest income is the result of the Company's initial public offering in October 1996, which raised net proceeds of approximately $26,400,000. Interest expense in the second quarter of 1996 was principally the result of debt the Company incurred for the acquisition of Healthcare Design Systems Inc. and for working capital purposes.

LIQUIDITY AND CAPITAL RESOURCES

    From inception until the Company's initial public offering in October 1996, the Company's primary source of working capital was private placements of Preferred Stock through which it raised approximately $12,800,000, net of expenses. In 1994 and 1995, Series A Preferred Stock was issued for cash and forgiveness of indebtedness totalling $4,200,000. Also in 1995, Series B Preferred Stock was issued for cash of $4,000,000 and the conversion of notes payable and accrued interest of $680,000. In June 1996, the Company completed a second Series B Preferred Stock financing for the conversion of notes payable of $3,900,000, which provided the downpayment for the acquisition of the net assets of Healthcare Design Systems Inc. In October 1996, the Company completed its initial public offering of 2,500,000 shares of common stock, which raised net proceeds of approximately $26,400,000.

    Net cash used in operating activities was $6,164,000 and $603,000 in the six months ended June 30, 1997 and 1996, respectively. Net cash used in operating activities in the six months ended June 30, 1997 was principally due to cash paid for the acquisition of Synergy, a decrease in accounts payable and accrued liabilities and an increase in accounts receivable. Accounts payable and accrued liabilities decreased due to payments to vendors using the proceeds from the initial public offering in October 1996. Accounts receivable increased primarily due the acquisition of Synergy, which significantly increased receivables and the volume of monthly billings. Net cash used in operating activities in the six months ended June 30, 1996 was principally due to investments in the Company's infrastructure.

    Net cash used in investing activities was $3,827,000 and $518,000 in the six months ended June 30, 1997 and 1996, respectively. Investing activities in 1997 primarily included additions to capital equipment, the investment in EDI USA, and the capitalization of computer software development costs. Investing activities in 1996 related to additions to capital equipment and the capitalization of computer software development costs.

    Net cash provided by financing activities was $42,000 and $912,000 in the six months ended June 30, 1997 and 1996, respectively. Financing activities in the six months ended June 30, 1997 related to the issuance of common stock through the Company's Stock Purchase Plan, offset by payments made under capital lease obligations. Financing activities in the six months ended June 30, 1996 related to the issuance of convertible notes and common stock, offset by borrowings under a note payable and the Company's line of credit.

    In July 1997, the Company entered into a line of credit arrangement to borrow up to $5,000,000 at the bank's prime rate. The line expires in July 1998 and contains certain restrictions, including among others, maintaining a minimum quick ratio, minimum tangible net worth and a minimum ratio of total liabilities to tangible net worth retroactive to June 30, 1997. The Company was in compliance with these covenants at June 30, 1997. The line of credit is unsecured.

               FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

DEPENDENCE ON HOSPITAL MARKET; MARKET ACCEPTANCE; DEPENDENCE ON STRATEGIC ALLIANCES; SYSTEM ENHANCEMENTS

    The Company's customers are typically hospitals and other health care providers, and substantially all of the Company's revenues in 1996 and the six months ended June 30, 1997 were derived from the sale of software products and services to hospitals. The Company's performance is dependent on continued demand for its products and services in the health care information systems and services industry. Consolidation in the health care information systems and services industry could have a material adverse effect on the Company due to the decrease in the number of potential purchasers of the Company's products and services or the acquisition of one or more of the Company's customers by an acquiror that uses products that compete with those of the Company. Legislative or market-driven reforms could also have unpredictable effects on the Company's business, financial condition and results of operations. In addition, the decision to purchase the Company's products often involves the approval of several individuals within hospitals and other health care providers. Consequently, it is difficult for the Company to predict the timing or outcome of the buying decisions of customers or potential customers.

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

NEED TO MANAGE CHANGING OPERATIONS; DEPENDENCE UPON KEY PERSONNEL

    The Company's anticipated future operations may place a strain on its management systems and resources. The Company expects that it will be required to continue to improve its financial and management controls, reporting systems and procedures, and will need to expand, train and manage its work force. There can be no assurance that the Company will be able to effectively manage these tasks, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. In 1994, 1995 and 1996 the Company experienced significant turnover in its sales personnel, including its Senior Vice President of Sales. The Company has hired in the last year and intends to continue to hire a significant number of additional sales personnel. Thus, a substantial percentage of the Company's sales force is currently inexperienced in selling the Company's products and will remain so for some time. In addition, competition for experienced sales personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain highly qualified employees in the future. If the Company is unable to hire and retain such personnel, particularly those in key positions, the Company's business, financial condition and results of operations could be materially adversely affected. The Company's future success also depends in significant part upon the continued service of its executive officers, its product managers and other key sales, marketing, and development personnel.
In July 1997, the Company hired Lemuel Stewart, Jr. as President of its EDI Division, who must be successfully integrated into its management team. Additions of new and departures of existing personnel can be disruptive and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RISKS RELATED TO OUTSOURCING BUSINESS

    The Company provides business office outsourcing, including the billing and collection of receivables. The infrastructure for the Company's outsourcing business was acquired by the Company from Seton Financial in November 1993 and from Synergy in April 1997, and the Company often uses its software products to provide outsourcing services. As a result, the Company has not been required to make significant investments since the acquisition of Seton Financial in order to service existing outsourcing contracts. However, if the Company experiences a period of substantial expansion in its outsourcing business, the Company may be required to make substantial investments in capital assets and personnel, and there can be no assurance that the Company will be able to assess accurately the investment required and negotiate and perform in a profitable manner any of the outsourcing contracts it may be awarded. The Company's failure to estimate accurately the resources and related expenses required for a project or its failure to complete its contractual obligations in a manner consistent with the project plan upon which its contract was based could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's failure to meet a client's expectations in the performance of its services could damage the Company's reputation and adversely affect its ability to attract new business. Finally, the Company could incur substantial costs and expend significant resources correcting errors in its work, and could possibly become liable for damages caused by such errors.

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

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.  None


ITEM 2. CHANGES IN SECURITIES.

    Between April 1, 1997 and June 30, 1997, the Registrant issued the following securities which were not registered under the Securities Act of 1933 (the "Securities Act"): the Registrant granted stock options to its employees under its 1996 Stock Incentive Plan covering an aggregate of 42,300 shares of the Registrant's Common Stock, all at an exercise price of $7.50 per share.

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

            2.5 Acquisition Agreement and Plan of Merger, dated as of March 1, 1997, by and among QuadraMed Corporation,
                    Healthcare Recovery Acquisition Corporation, Healthcare
                    Recovery Incorporated and its Shareholders (the "HRI
                    Acquisition Agreement and Plan of Merger"). (3)

            2.6     First Amendment to HRI Acquisition Agreement and Plan of
                    Merger, dated as of April 22, 1997. (3)

            2.7     Second Amendment to HRI Acquisition Agreement and Plan of
                    Merger, dated as of April 24, 1997. (3)

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

            4.9     Stock Purchase Warrant dated September 27, 1995 issued to
                    James D. Durham and amendment #1 thereto dated July 10,
                    1997.

            4.10    Reserved.

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

           10.13    Letter from Walter Channing to Thomas McNulty effective
                    December 1995, regarding service as Chairman of the Board of Directors.(1)

           10.14    Agreement dated May 11, 1994, by and between Colson
                    Investments and the Company.(1)

           10.15 Credit Terms and Conditions dated July 2, 1997, by and between Imperial Bank and the Company, with addendum thereto.

           10.16    Reserved.

           10.16.1  Reserved.

           10.17    Reserved.

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

    The Company filed a report on Form 8-K on May 9, 1997 in which it reported the acquisition and merger of Healthcare Recovery, Inc., a New Jersey corporation and successor in interest to the Synergy Companies doing business as "Synergy". The Company filed an amended report on Form 8-K/A on July 8, 1997 for this same acquisition.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              QUADRAMED CORPORATION
                              (Company)


Date: August 14, 1997         By:  /s/                  JOHN V. CRACCHIOLO
                                   ---------------------------------------
                                   John V. Cracchiolo
                                   Executive Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

                                  EXHIBIT INDEX

                      EXHIBIT
                        NO.
                      -------
                        4.9        Stock Purchase Warrant issued to
        `                          James D. Durham and amendment #1 thereto.

                       10.15       Credit Terms and Conditions of
                                   Line of Credit.

                       27.1        Financial Data Schedule

