Form 10-Q/A
period 1997-06-30
QUADRAMED CORP
filed 1997-09-04
CIK 1018833

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                  FORM 10-Q/A
                                ----------------

                               Amendment No. 1 to


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

                                  FORM 10-Q/A

                                AMENDMENT NO. 1


        The undersigned Registrant hereby:

                1. amends Part II, Item 2 of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the "Form 10-Q") and files such amended Part II, Item 2 herewith;

                2. amends Part II, Item 4 of the Form 10-Q and files such amended Part II, Item 4 herewith;

                3. amends Part II, Item 6 of the Form 10-Q and files such amended Part II, Item 6 herewith; and

                4.      amends the Exhibit Index and files Exhibits 4.12 and
21.1 herewith.

                          PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         Between April 1, 1997 and June 30, 1997, the Registrant issued the following securities which were not registered under the Securities Act of 1933 (the "Securities Act"):

         a. the Registrant granted stock options to its employees and non-employee directors under its 1996 Stock Incentive Plan, covering an aggregate of 56,300 shares of the Registrant's Common Stock, at exercise prices ranging from $7.50 to $7.75 per share.

         b. In April 1997, in connection with the acquisition and merger of Healthcare Recovery Incorporated, doing business as Synergy HMC, the Company issued and sold an aggregate of 181,855 shares of Common Stock to three individuals.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         The Company's 1997 Annual Meeting of Stockholders (the "Annual Meeting") was held on May 21, 1997. The following matter was voted on by the stockholders:

         Election of three Class I Directors. John H. Austin, M.D., Albert L. Greene and Kenneth E. Jones were elected to the Company's Board of Directors as Class I Directors to serve for terms extending until the Annual Meeting of Stockholders to be held in the year 2000 and until their successors are elected and qualified, or until their earlier resignation or removal. The result of the voting was as follows: 4,362,337 votes in favor of each of Dr. Austin, Mr. Greene and Mr. Jones, and 550 votes withheld with respect to each of Dr. Austin, Mr. Greene and Mr. Jones. The terms of office of the Company's other directors, James D. Durham, Thomas F. McNulty, John P. Neuscheler and Cornelius
T. Ryan, continued after the Annual Meeting.

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

4.9     Stock Purchase Warrant dated September 27, 1995 issued to
        James D. Durham and amendment #1 thereto dated July 10,
        1997.(6)

4.10    Reserved.

4.11    Form of Warrant to Purchase Common Stock.(1)

4.12 Registration Rights Agrement dated as of December 5, 1996, by and among QuadraMed Corporation and the investors listed on Schedule
        "A" thereto.

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

           10.13    Letter from Walter Channing to Thomas McNulty effective
                    December 1995, regarding service as Chairman of the Board of Directors.(1)

           10.14    Agreement dated May 11, 1994, by and between Colson
                    Investments and the Company.(1)

           10.15 Credit Terms and Conditions dated July 2, 1997, by and between Imperial Bank and the Company, with addendum thereto.(6)

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

           10.33    Employment Agreement with Kevin H. Arner, President of EDI
                    Services Division.(4)

           10.34    Letter dated March 6, 1997 from James D. Durham, as
                    President and Chief Executive Officer of QuadraMed
                    Corporation, to Keith M. Roberts regarding terms of employment.(5)

           10.35    Employment Agreement dated December 19, 1996 by and between
                    Frederick Stodolak and the Company.(5)

           10.36    Letter dated January 1, 1997 from the Company to James
                    Durham regarding terms of employment.(5)

           10.37    Letter dated April 22, 1997 from the Company to Eugene M.
                    Arnone regarding terms of employment.(3)

           10.38    Non-Competition and Non-Circumvention Agreement, dated
                    March 1, 1997, by and among the Company, Healthcare Recovery
                    Acquisition Corporation and Eugene M. Arnone.(3)

           21.1     Subsidiaries of the Company.

           27.1     Financial Data Schedule.(6)

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

(3) Incorporated by reference from the exhibit with the same number to the Company's Current Report on Form 8-K, as filed with the Commission on May 9, 1997, as amended on July 8, 1997.

(4) Incorporated by reference from Exhibit 10.32 to the Company's Current Report on Form 8-K, as filed with the Commission on January 9, 1997.

(5) Incorporated by reference from the exhibit with the same number to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, as filed with the Commission on March 28, 1997, as amended by Amendment No. 1 thereto, as filed with the Commission on April 18, 1997.

(6) Incorporated by reference from the exhibit with the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as filed with the Commission on August 14, 1997.

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

                              QUADRAMED CORPORATION
                              (Company)


Date: September 4, 1997       By:  /s/ JOHN V. CRACCHIOLO
                                   ---------------------------------------
                                   John V. Cracchiolo
                                   Executive Vice President and
                                   Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

                                  EXHIBIT INDEX

                      EXHIBIT
                        NO.
                      -------
                        4.9*       Stock Purchase Warrant dated September 27,
                                   1995 issued to James D. Durham and amendment
                                   #1 thereto dated July 10, 1997.

                        4.12       Registration Rights Agreement dated as of
                                   December 5, 1996, by and among QuadraMed
                                   Corporation and investors listed on
                                   Schedule "A" thereto.

                       10.15*      Credit Terms and Conditions dated July 2,
                                   1997, by and between Imperial Bank and the Company, with addendum thereto.

                       21.1        Subsidiaries of the Company.

                       27.1*       Financial Data Schedule

* Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, on August 14, 1997.