Form 10-Q
period 1997-09-30
QUADRAMED CORP
filed 1997-11-14
CIK 1018833

                                      DRAFT

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                ----------------


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

                                ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of October 31, 1997, there were 10,195,753 shares of the Registrant's Common Stock outstanding, par value $0.01.

   This quarterly report on Form 10-Q consists of 22 pages of which this is page
1. The Exhibit Index is located at page 22.

================================================================================

                              QUADRAMED CORPORATION

                                TABLE OF CONTENTS

                                                                          PAGE NUMBER
                                                                          -----------
PART I.   FINANCIAL
          INFORMATION
          Item 1.              Financial Statements (unaudited)
                               Condensed  Consolidated Balance Sheets as
                               of September 30, 1997 and December 31,
                               1996                                               3
                               Condensed  Consolidated  Statements of
                               Operations for the three and nine months           4
                               ended September 30, 1997 and 1996
                               Condensed  Consolidated  Statements of
                               Cash Flows for the nine months ended               5
                               September 30, 1997 and 1996
                               Notes   to   Condensed   Consolidated              6
                               Financial Statements
          Item 2.              Management's Discussion and Analysis of
                               Financial Condition and Results of                 8
                               Operations

PART II.  OTHER INFORMATION
          Item 1.              Legal Proceedings                                 17
          Item 2.              Changes in Securities                             17
          Item 3.              Defaults Upon Senior Securities                   17
          Item 4.              Submission  of  Matters  to a  Vote  of           17
                               Security Holders
          Item 5.              Other Information                                 17
          Item 6.              Exhibits and Reports on Form 8-K                  17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              QUADRAMED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     1997            1996
                                                 ------------    --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents....................     $ 6,928         $18,486
  Restricted cash..............................          33              30
  Accounts receivable, net.....................      11,418           4,040
  Prepaid expenses and other...................         479             328
  Deferred offering costs......................         211               -
                                                    -------         -------
          Total current assets.................      19,069          22,884
                                                    -------         -------
EQUIPMENT:
  Equipment....................................       5,589           3,528
  Accumulated depreciation.....................      (2,346)         (1,533)
                                                    -------         -------
          Equipment, net.......................       3,243           1,995
                                                    -------         -------
  Long-term investments........................       3,700               -
  Capitalized software development costs, net..       1,253             950
  Acquired software, net.......................       1,374           1,617
  Goodwill, net................................      10,234           2,038
  Other........................................         232              85
                                                    -------         -------
                                                    $39,105         $29,569
                                                    =======         =======

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of capital lease
   obligations.................................     $   175         $    79
  Notes payable................................         300               -
  Accounts payable.............................       1,029           1,523
  Accrued liabilities..........................       2,584           1,410
  Deferred revenue.............................       1,341           1,515
                                                    -------         -------
          Total current liabilities............       5,429           4,527
                                                    -------         -------
  Capital lease obligations, less current
   portion.....................................         320             149
  Notes payable, less current portion..........       1,156               -
                                                    -------         -------
Total liabilities..............................       6,905           4,676
                                                    -------         -------
STOCKHOLDERS' EQUITY:
  Common stock.................................          61              57
  Additional paid-in capital...................      44,485          40,244
  Deferred compensation........................         (54)           (336)
  Accumulated deficit..........................     (12,292)        (15,072)
                                                    -------         -------
          Total stockholders' equity...........      32,200          24,893
                                                    -------         -------
                                                    $39,105         $29,569
                                                    =======         =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS                   NINE MONTHS
                                                             ENDED                         ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                     -----------------------       -----------------------
                                                       1997           1996           1997           1996
                                                     --------       --------       --------       --------
REVENUES:
  Licenses ....................................      $  6,371       $  3,989       $ 14,849       $ 11,798
  Services ....................................         3,042            507          7,300          2,147
                                                     --------       --------       --------       --------
          Total revenues ......................         9,413          4,496         22,149         13,945
                                                     --------       --------       --------       --------
OPERATING EXPENSES:
  Cost of licenses ............................         2,325          1,703          5,618          5,415
  Cost of services ............................         1,816            714          4,220          2,137
  General and administration ..................         1,155            892          2,947          2,368
  Sales and marketing .........................         1,118            579          2,887          1,873
  Research and development ....................           817            598          2,227          1,861
  Amortization of goodwill ....................           297            120            659            338
  Non-recurring start-up charges ..............           346           --            1,040           --
                                                     --------       --------       --------       --------
          Total operating expenses ............         7,874          4,606         19,598         13,992
                                                     --------       --------       --------       --------
INCOME (LOSS) FROM OPERATIONS .................         1,539           (110)         2,551            (47)

OTHER INCOME (EXPENSE):
  Interest income (expense) ...................           117           (167)           505           (450)
  Other income (expense) ......................            (5)             1            (11)           (23)
                                                     --------       --------       --------       --------
          Total other income (expense) ........           112           (166)           494           (473)
                                                     --------       --------       --------       --------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES         1,651           (276)         3,045           (520)
  Provision for income taxes ..................           216           --              265           --
                                                     --------       --------       --------       --------
NET INCOME (LOSS) .............................      $  1,435       $   (276)      $  2,780       $   (520)
                                                     ========       ========       ========       ========
NET INCOME (LOSS)  PER SHARE ..................      $   0.18       $  (0.06)      $   0.37       $  (0.11)
                                                     ========       ========       ========       ========
WEIGHTED AVERAGE SHARES OUTSTANDING ...........         7,897          4,859          7,532          4,784
                                                     ========       ========       ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                 1997            1996
                                               --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .....................      $  2,780       $   (520)
                                               --------       --------
  Adjustments to reconcile net income
    (loss) to net cash used for operating
     activities:
     Depreciation and amortization ......         1,348          1,011
     Amortization of deferred
        compensation ....................           282             --
  Changes in assets and liabilities
        net of acquisitions:
     Accounts receivable, net ...........        (5,518)        (1,243)
     Restricted cash ....................            (3)           132
     Prepaid expenses and other .........          (283)           (42)
     Other assets .......................            (4)            11
     Accounts payable and accrued
        liabilities .....................        (1,579)           801
     Deferred revenue ...................          (316)          (103)
                                               --------       --------
          Cash (used for) provided by
            operating activities ........        (3,293)            47
                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for the acquisition of
     Synergy ............................        (2,776)            --
  Cash paid for the acquisition of
     Queen City Microsystems ............          (160)            --
  Cash acquired in acquisition of
       Healthcare Revenue Management ....           120             --
  Additions to equipment ................        (1,300)          (305)
  Long-term investments .................        (3,700)            --
  Purchased technology ..................          (140)            --
  Capitalization of computer
     software development costs .........          (419)          (343)
                                               --------       --------
          Cash used for investing
             activities .................        (8,375)          (648)
                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal on capital
     lease obligations ..................           (89)          (119)
  Borrowings(repayments) under  notes
     payable to related parties .........            --         (3,750)
  Borrowings under line of credit .......            --            973
  Payments under notes payable ..........           (32)            --
  Deferred offering costs ...............            --           (737)
  Issuance of convertible preferred
     stock ..............................            --          3,991
  Proceeds from the issuance of
     common stock .......................           231            187
                                               --------       --------
          Cash provided by financing
           activities ...................           110            545
                                               --------       --------
Net increase (decrease) in cash
  and cash equivalents ..................       (11,558)           (56)

CASH AND CASH EQUIVALENTS,
  beginning of period ...................        18,486            266
                                               --------       --------
CASH AND CASH EQUIVALENTS, end
  of period .............................      $  6,928       $    210
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

   Revenues from term licenses of EDI products are generally recognized ratably over the term of the license arrangement, beginning on the date of installation. Revenues from perpetual licenses of the financial management and decision support products are recognized upon shipment of the software if there are no significant post-delivery obligations, payment of the license fee is due within one year and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

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

NET INCOME PER SHARE

   Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include Convertible Preferred Stock (using the if converted method in the three and nine months ended September 30, 1996) and stock options and warrants in both periods (using the treasury stock method). Common stock options and warrants are excluded from the computation if their effect is antidilutive except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and staff policy, such computations for the three and nine months ended September 30, 1996 include all common and common equivalent shares issued within the 12 months preceding the filing date of the Company's initial public offering as if they were outstanding for all periods presented (under the treasury stock method using an assumed initial public offering price). Convertible Preferred Stock outstanding during the 1996 period is included (using the if converted method) in the computation as common equivalent shares even though the effect is antidilutive. Primary and fully diluted earnings per share were substantially the same in all periods presented.

   In March 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS No. 128), "Earnings per Share" and requires adoption of such provisions in the fourth quarter of 1997. The Company will adopt the provisions of SFAS No. 128 effective December 31, 1997 for its year ending December 31, 1997. The pro forma effect of SFAS No. 128 for the three and nine months ended September 30, 1997, would be as follows:


                                              THREE         NINE
                                             MONTHS        MONTHS
                                              ENDED         ENDED
                                          SEPTEMBER 30  SEPTEMBER 30,
                                              1997          1997
                                          ------------  -------------
Reported earnings per share                  $0.18          $0.37
Basic earnings per share (pro forma)         $0.23          $0.45
Diluted earnings per share (pro forma)       $0.18          $0.37


3.  ACQUISITIONS

    In September 1997, the Company acquired Healthcare Revenue Management, Inc., a provider of managed care department outsourcing and audit services, for an aggregate purchase price of 112,706 shares of the Company's common stock, the aggregate fair market value of which was $2,200,000 and approximately $246,000 in cash. The acquisition was accounted for as a purchase and the Company recorded goodwill in the amount of $3,017,000 which will be amortized over ten years. The unaudited pro forma results of operations of the Company and Healthcare Revenue Management, Inc. for the periods noted below are as follows (in thousands):

                                For the Nine Months        For the Nine Months
                             Ended September 30, 1997    Ended September 30, 1996
                             ------------------------    ------------------------
Revenues                             $24,759                    $17,311
Net income (loss)                      1,927                      $(619)
Net income (loss) per share            $0.25                     $(0.17)



4. SUBSEQUENT EVENTS

   In October 1997, the Company completed a follow-on offering of 3,300,000 shares of common stock at $17.625 per share, of which 2,972,198 shares were offered by the Company and 327,802 were offered by selling stockholders. In addition, the overallotment option granted to the underwriters to purchase an additional 495,000 shares was exercised. Total proceeds to the Company were approximately $58,000,000.

   In November 1997, the Company entered into an agreement pursuant to which the Company will acquire Medicus Systems Corporation and simultaneously entered into separate agreements with certain stockholders of Medicus to purchase shares of Medicus Common Stock constituting approximately 56.7% of the total number of outstanding shares of Medicus Common Stock. The terms of the acquisition provide that Medicus stockholders will be entitled to receive, at their individual election, any of (1) cash in the amount of $7.50 per share of Medicus Common Stock or (2) 0.3125 shares of QuadraMed Common Stock, subject to certain adjustments and limitations as provided in the acquisition agreement, or (3) a combination thereof. The Company agreed to purchase the shares of Medicus Common Stock from certain stockholders of Medicus at a price of $7.50 per share plus warrants that entitle the holders to purchase, at an exercise price of $24.00 per share, 0.3125 shares of QuadraMed Common Stock for each share of Medicus Common Stock sold to the Company, subject to adjustment. The warrants are exercisable only at the time the merger becomes effective and will terminate at that time to the extent they are not exercised.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Except for the historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties and that actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) that the information is of a preliminary nature and may be subject to further adjustment, (ii) variability in quarterly operating results,
(iii) identification, consummation and assimilation of acquisitions, (iv) dependence on large orders and customer concentration, (v) demand for the Company's products and services in the health care information systems and services markets, (vi) legislative or market-driven reforms in the health care industry, (vii) the Company's ability to develop and introduce new products,
(viii) management of the Company's changing operations, (ix) dependence on key personnel, (x) development by competitors of new or superior products or entry into the market of new competitors, (xi) risks related to product defects, (xii) dependence on intellectual property rights, (xiii) volatility in the Company's stock price and historically low trading volume, (xiv) the success or failure of strategic alliances, (xv) risk of interruption in data processing, (xvi) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission, including the registration statement on Form S-3 which became effective on October 20, 1997 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

OVERVIEW

   QuadraMed develops, markets and sells software products and services designed to enable health care providers and payors to increase operational efficiency, improve cash flow, measure the cost of care and effectively administer managed care contracts. The Company was incorporated in September 1993 and has completed a number of acquisitions. In October 1993, QuadraMed acquired the net assets of Coast Micro, Inc., through which the Company acquired the predecessor of the Company's EDI product. In November 1993, the Company acquired the net assets of Seton Financial, through which the Company acquired the foundation of its business office outsourcing business. In December 1995, the Company purchased the net assets of Healthcare Design Systems, and thereby acquired several of the predecessor Company's decision support and other related software products. In December 1996, the Company completed the acquisition and merger of InterMed Healthcare Systems Inc., a provider of client-server information systems that assist health care payors in managing administrative and financial transactions with providers.

   In April 1997, the Company purchased all of the outstanding stock of Healthcare Recovery, Inc., an accounts receivable management company based in New Jersey and doing business as Synergy HMC ("Synergy"), for an aggregate purchase price of $3,400,000 paid in cash and common stock of the Company. The acquisition was accounted for as a purchase. In connection with the acquisition, the Company repaid substantially all of the debt of Synergy, totaling approximately $1,700,000.

   In September 1997, the Company acquired Healthcare Revenue Management, Inc., a provider of managed care department outsourcing and audit services, for an aggregate purchase price of 112,706 shares of the Company's common stock, the aggregate fair market value of which was $2,200,000 and approximately $246,000 in cash. The acquisition was accounted for as a purchase.

   In November 1997, the Company entered into an agreement pursuant to which the Company will acquire Medicus Systems Corporation and simultaneously entered into separate agreements with certain stockholders of Medicus to purchase shares of Medicus Common Stock constituting approximately 56.7% of the total number of outstanding shares of Medicus Common Stock. The terms of the acquisition provide that Medicus stockholders will be entitled to receive, at their individual election, any of (1) cash in the amount of $7.50 per share of Medicus Common Stock or (2) 0.3125 shares of QuadraMed Common Stock, subject to certain adjustments and limitations as provided in the acquisition agreement, or (3) a combination thereof. The Company agreed to purchase the shares of Medicus Common Stock from certain stockholders of Medicus at a price of $7.50 per share plus warrants that entitle the holders to purchase, at an exercise price of $24.00 per share, 0.3125 shares of QuadraMed Common Stock for each share of Medicus Common Stock sold to the Company, subject to adjustment. The warrants are exercisable only at the time the merger becomes effective and will terminate at that time to the extent they are not exercised.

   The Company has experienced operating margins at differing levels related to licenses and services. The service business has historically realized fluctuating margins that were significantly lower than margins associated with licenses. The Company expects this trend to continue with the acquisition of Synergy.

   The signing of a major perpetual license agreement could generate an increase in revenues and net income for any given quarter or fiscal year. In addition, the Company typically experiences long sales cycles for new customers that may extend over several quarters. As a result, the Company believes that quarterly results of operations will continue to be subject to significant fluctuations and that its results of operations for any particular quarter or year may not be indicative of results of operations for future periods.

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

   In February 1997, the Company entered into an arrangement with EDI USA to provide EDI processing and management services for EDI USA's transactions. The Company recorded non-recurring charges of $346,000 and $1,040,000 in the third quarter and nine month period ended September 30, 1997, related to start-up costs incurred in connection with the processing arrangement. QuadraMed expects to incur similar charges in the fourth quarter of 1997, until the electronic transaction network is operational.

REVENUES

   License. License revenues for the quarter ended September 30, 1997 increased 59.7% to $6,371,000, compared to $3,989,000 in the same period last year. For the nine months ended September 30, 1997, license revenues increased 25.9% to $14,849,000 compared to $11,798,000 in the same period last year. The increase in license revenues was due principally to an increase in new customers and several perpetual license agreements entered into during the third quarter of 1997.

   Service. Service revenues for the quarter ended September 30, 1997 increased 500.0% to $3,042,000, compared to $507,000 in the same period last year. For the nine months ended September 30, 1997, service revenues increased 240.0% to $7,300,000, compared to $2,147,000 in the same period last year. The increase in service revenues was due principally to new customers acquired from the Synergy acquisition in April 1997.

COST OF REVENUES

   Cost of Licenses. Cost of license revenues for the quarter ended September 30, 1997 increased 36.5% to $2,325,000 from $1,703,000 in the same period last year. Cost of licenses includes installation, customer support and royalties. As a percentage of license revenues, cost of licenses decreased to 36.5% in the third quarter of 1997 from 42.7% in the same period last year. For the nine months ended September 30, 1997, cost of license revenues increased 3.7% to $5,618,000 from $5,415,000 in the same period last year. As a percentage of license revenues, cost of licenses decreased to 37.8% in the nine months ended September 30, 1997 from 45.9% in the same period last year. The increase in cost of licenses was principally due to an increase in third-party hardware sales and royalties on certain software contracts during the third quarter of 1997. The decrease in cost of licenses as a percentage of license revenues is principally due to several perpetual contracts entered into during the third quarter which had relatively few costs associated with such contracts.

   Cost of Services. Cost of service revenues for the quarter ended September 30, 1997 increased 154.3% to $1,816,000 from $714,000 in the same period last year. Cost of services includes expenses associated with services performed in connection with business office outsourcing. As a percentage of service revenues, cost of services decreased to 59.7% in the third quarter of 1997 from 140.8% in the same period last year. For the nine months ended September 30, 1997, cost of service revenues increased 97.5% to $4,220,000 from $2,137,000 in the same period last year. As a percentage of service revenues, cost of services decreased to 57.8% in the nine months ended September 30, 1997 from 99.5% in the same period last year. The increase in cost of services was principally due to additional operating costs associated with Synergy, which was acquired in April 1997. Cost of services as a percentage of service revenues decreased principally due to increased revenues which had relatively moderate costs associated with such revenues.

OPERATING EXPENSES

   General and Administration. General and administration expenses for the quarter ended September 30, 1997 increased to $1,155,000 from $892,000 in the same period last year, and decreased as a percentage of total revenues to 12.3% from 19.8% in the same period last year. For the nine months ended September 30, 1997, general and administration expenses increased to $2,947,000 from $2,368,000 in the same period last year, and decreased as a percentage of total revenues to 13.3% from 17.0% in the same period last year. The increase in general and administration expenses reflects the hiring of two officers and significant legal costs incurred during 1997 to settle certain litigation. The Company believes that general and administration expenses will increase in the future, but should decline slightly as a percentage of total revenues, although there can be no assurance in this regard.

   Sales and Marketing. Sales and marketing expenses for the quarter ended September 30, 1997 increased to $1,118,000 from $579,000 in the same period last year, and decreased as a percentage of total revenues to 11.9% from 12.9% in the same period last year. For the nine months ended September 30, 1997, sales and marketing expenses increased to $2,887,000 from $1,873,000, and remained constant as a percentage of total revenues at 13.0% for the nine months ended September 30, 1997 and 1996, respectively. The increase in sales and marketing expenses resulted principally from the addition of sales personnel hired by the Company during 1997, including Synergy personnel, and higher advertising costs incurred by the Company. The Company believes sales and marketing expenses will continue to increase primarily due to the hiring of additional sales and marketing personnel, but should remain relatively constant as a percentage of total revenues, although there can be no assurance in this regard.

   Research and Development. Research and development expenses for the quarter ended September 30, 1997 increased to $817,000 from $598,000 in the same period last year, and decreased as a percentage of total revenues to 8.7% from 13.3% in the same period last year. For the nine months ended September 30, 1997, research and development expenses increased to $2,227,000 from $1,861,000 in the same period last year, and decreased as a percentage of total revenues to 10.1% from 13.3% in the same period last year. The increase in research and development expenses in the third quarter and for the nine months ended September 30, 1997 was principally due to the hiring of additional software programmers. The Company intends to continue to make substantial investments in the development of new products and in the further integration of acquired technologies into the Company's suite of products and, accordingly, believes that these expenses will increase significantly in the future.

   Amortization of Goodwill. Amortization of goodwill for the quarter ended September 30, 1997 was $297,000 compared to $120,000 in the same period last year. For the nine months ended September 30, 1997, amortization of goodwill was $659,000 compared to $338,000 in the same period last year. Goodwill is principally due to the acquisitions of Healthcare Design Systems Inc. in December 1995 and Synergy in April 1997.

   Non-Recurring Start-Up Charges. The Company recorded non-recurring start-up charges of $346,000 and $1,040,000 in the third quarter ended and nine months ended September 30, 1997, respectively, associated with start-up costs incurred for the claims processing arrangement entered into with EDI USA, Inc. during the first quarter of 1997. The Company expects to incur similar charges in the fourth quarter of 1997, until the electronic transaction network is operational.

   Interest Income (Expense). Interest income was $117,000 in the quarter ended September 30, 1997, compared to interest expense of $167,000 for the same period last year. For the nine months ended September 30, 1997, interest income was $505,000, compared to interest expense of $450,000 in the same period last year. Interest income is the result of the Company's initial public offering in October 1996, which raised net proceeds of approximately $26,400,000. Interest expense during 1996 was principally the result of debt the Company incurred for the acquisition of Healthcare Design Systems Inc. and for working capital purposes.

LIQUIDITY AND CAPITAL RESOURCES

   From inception until the Company's initial public offering in October 1996, the Company's primary source of working capital was private placements of Preferred Stock through which it raised approximately $12,800,000, net of expenses. In 1994 and 1995, Series A Preferred Stock was issued for cash and forgiveness of indebtedness totaling $4,200,000. Also in 1995, Series B Preferred Stock was issued for cash of $4,000,000 and the conversion of notes payable and accrued interest of $680,000. In June 1996, the Company completed a second Series B Preferred Stock financing for the conversion of notes payable of $3,900,000, which provided the downpayment for the acquisition of the net assets of Healthcare Design Systems Inc. In October 1996, the Company completed its initial public offering of 2,500,000 shares of common stock, which raised net proceeds of approximately $26,400,000. In October 1997, the Company completed a follow-on offering of 3,300,000 shares of common stock, of which 2,972,198 shares were offered by the Company and 327,802 were offered by selling stockholders. In addition, the overallotment option granted to the underwriters to purchase an additional 495,000 shares was exercised. Total proceeds to the Company were approximately $58,000,000.

   Net cash provided by (used in) operating activities was ($3,293,000) and $47,000 in the nine months ended September 30, 1997 and 1996, respectively. Net cash used in operating activities in the nine months ended September 30, 1997 was principally due to a decrease in accounts payable and accrued liabilities and an increase in accounts receivable partially offset by net income. Accounts payable and accrued liabilities decreased due to payments to vendors using the proceeds from the initial public offering in October 1996. Accounts receivable increased primarily due the acquisition of Synergy, which significantly increased receivables and the volume of monthly billings. Net cash used in operating activities in the nine months ended September 30, 1996 was principally due to investments in the Company's infrastructure.

   Net cash used in investing activities was $8,375,000 and $648,000 in the nine months ended September 30, 1997 and 1996, respectively. Investing activities in 1997 primarily included additions to capital equipment, the investment in EDI USA, cash paid for the acquisition of Synergy and the capitalization of computer software development costs. Investing activities in 1996 related to additions to capital equipment and the capitalization of computer software development costs.

   Net cash provided by financing activities was $110,000 and $545,000 in the nine months ended September 30, 1997 and 1996, respectively. Financing activities in the nine months ended September 30, 1997 related to the issuance of common stock through the Company's Stock Purchase Plan, offset by payments made under capital lease obligations and notes payable. Financing activities in the nine months ended September 30, 1996 related to the issuance of convertible notes and common stock, offset by borrowings under a note payable and the Company's line of credit.

   In July 1997, the Company entered into a line of credit arrangement to borrow up to $5,000,000 at the bank's prime rate. The line expires in July 1998 and contains certain restrictions, including among others, maintaining a minimum quick ratio, minimum tangible net worth and a minimum ratio of total liabilities to tangible net worth retroactive to June 30, 1997. The Company was in compliance with these covenants at September 30, 1997. The line of credit is unsecured. There were no outstanding balances at September 30, 1997.

               FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

DEPENDENCE ON HOSPITAL MARKET; MARKET ACCEPTANCE; DEPENDENCE ON STRATEGIC ALLIANCES; SYSTEM ENHANCEMENTS

   The Company's customers are typically hospitals and other health care providers, and substantially all of the Company's revenues have been derived from the sale of software products and services to hospitals. The Company's performance is dependent on continued demand for its products. Consolidation in the health care information industry, particularly in the hospital market, could cause a decrease in the number of potential purchasers of the Company's products and services or the loss of one or more of the Company's significant customers as a result of the acquisition of that customer by another company that uses products or services provided by a competitor of the Company, which could have a material adverse effect on the Company's business, financial condition and results of operation. Legislative or market-driven reforms could also have material adverse effects on the Company's business, financial condition and results of operations. In addition, the decision to purchase the Company's products often involves the approval of several members of management of a hospital or health care provider. Consequently, it is difficult for the Company to predict the timing or outcome of the buying decisions of customers or potential customers.

RISKS ASSOCIATED WITH ACQUISITIONS

   The Company has expanded, and intends to continue to expand, in substantial part through acquisitions of products, technologies and businesses. The Company's ability to expand successfully through acquisitions depends on many factors, including the successful identification and acquisition of products, technologies or businesses and management's ability to effectively negotiate and consummate acquisitions and integrate and operate the new products, technologies or businesses. There is significant competition for acquisition opportunities in the Company's industry, which may intensify due to consolidation in the health care industry, increasing the costs of capitalizing on acquisition opportunities. The Company competes for acquisition opportunities with other companies that have significantly greater financial and management resources than the Company. The inability to successfully identify appropriate acquisition opportunities, consummate acquisitions or successfully integrate acquired products, technologies, operations, personnel or businesses could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, acquisitions may divert management's attention from other business concerns, expose the Company to the risks of entering markets in which the Company has no direct prior experience or to risks associated with the market acceptance of acquired products and technologies, or result in the loss of key employees of the Company or the acquired company. Moreover, future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and the recognition of amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect on the Company's business, financial condition and results of operations.

   The purchase of approximately 57 percent of Medicus Systems Corporation in November 1997 and the subsequent merger with Medicus, will involve a number of risks and uncertainties. The integration of Medicus's products and operations into the products and operations of the Company will divert managements attention from other matters and may result in additional operational and administrative expense. The acquisition of Medicus will substantially increase the number of employees and software products offered by the Company. In addition, the acquisition of Medicus will require the reduction of operating expenses and the successful integration of the Company's operations with those of Medicus. The failure to reduce operating expenses or integrate the products and services of Medicus would have a material adverse effect on the Company's business, financial condition and results of operations.

POTENTIAL VARIABILITY IN QUARTERLY OPERATING RESULTS

   The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including the following: variability in demand for the Company's products and services; the number, timing and significance of announcements and releases of product enhancements and new products by the Company and its competitors; the timing and significance of announcements concerning the Company's present or prospective strategic alliances; the termination of, or a reduction in, offerings of the Company's products and services; the loss of customers due to consolidation in the health care industry, delays in product delivery requested by customers; the timing of sales; the amount of new potential contracts at the beginning of any particular quarter; customer budgeting cycles and changes in customer budgets; investments by the Company in marketing, sales, research and development, and administrative personnel necessary to support the Company's anticipated operations; marketing and sales promotional activities; software defects and other quality factors; and general economic conditions.

   The timing of customer purchases is difficult to predict given the complex procurement decision process associated with most health care providers. As a result, the Company typically experiences sales cycles that extend over several quarters for new customers. The Company expects that these factors will result in variations in quarterly revenues and operating results. Moreover, the Company's operating expense levels are relatively fixed. If revenues are below expectations, net income is likely to be disproportionately affected. Further, it is likely that in some future quarter the Company's revenues or operating results will be below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially adversely affected.

HIGHLY COMPETITIVE MARKET

   Competition in the market for the Company's products and services is intense and is expected to increase. The Company's competitors include other providers of health care information software and services, as well as health care consulting firms. The Company's principal competitors include (i) CIS Technologies, Inc., a division of National Data Corporation, Inc., and Sophisticated Software, Inc. in the market for its EDI products; (ii) Envoy Corp. and MedE AMERICA in the market for its claims processing service;
(iii)Healthcare Cost Consultants, Inc., a division of CIS Technologies, Inc. and Trego Systems, Inc. in the market for its contract management products; (iv) IMNET Systems, Inc., Optika Imaging Systems, Inc. and LanVision Systems, Inc. in the market for its electronic document management products; (v) Transition Systems, Inc. ("TSI") and Healthcare Microsystems, Inc., a division of Health Management Systems Inc., HCIA Inc. and MediQual Systems, Inc., a division of Cardinal Health, Inc., in the market for its decision support products; and (vi) HMS and ARTRAC, a division of Medaphis Corp., in the market for its business office outsourcing services. In addition, current and prospective customers evaluate the Company's capabilities against the merits of their existing information systems and expertise. Furthermore, major software information systems companies, including those specializing in the health care industry, not presently offering products that compete with those offered by the Company may enter the Company's markets. Increased competition could result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the health care industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

NEED TO MANAGE CHANGING OPERATIONS; DEPENDENCE UPON KEY PERSONNEL

   The Company's anticipated future operations may place a strain on its management systems and resources. The Company expects that it will be required to continue to improve its financial and management controls, reporting systems and procedures, and will need to expand, train and manage its work force. There can be no assurance that the Company will be able to effectively manage these tasks, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has hired in the last year a significant number of sales personnel. Thus, a substantial percentage of the Company's sales force is currently inexperienced in selling the Company's products and will remain so for some time. In addition, competition for experienced sales personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain highly qualified employees in the future. If the Company is unable to hire and retain such personnel, particularly those in key positions, the Company's business, financial condition and results of operations could be materially adversely affected. The Company's future success also depends in significant part upon the continued service of its executive officers, its product managers and other key sales, marketing, and development personnel. In July 1997, the Company hired Lemuel C. Stewart, Jr. as President of its EDI Division, who must be successfully integrated into its management team. Additions of new and departures of existing personnel can be disruptive and could have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED PROPRIETARY RIGHTS; RISK OF INFRINGEMENT

   The Company relies on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual provisions to protect its proprietary rights. The Company has not filed any patent applications covering its technology. There can be no assurance that measures taken by the Company to protect its intellectual property will be adequate or that the Company's competitors will not independently develop products and services that are substantially equivalent or superior to those of the Company. Substantial litigation regarding intellectual property rights exists in the software industry, and the Company expects that software products may be increasingly subject to third-party infringement claims as the number of competitors in the Company's industry segment grows and the functionality of products overlaps. Although the Company believes that its products do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. In addition, any such claim may require the Company to incur substantial litigation expenses or subject the Company to significant liabilities and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has recently received notice of a claim filed with the United States Trademark Appeal Board for the cancellation of its registered QuanTIM(R) trademark, and has also recently received a letter from a separate third party challenging this trademark. The Company believes it has meritorious defenses to these claims and it intends to defend these claims vigorously. However, there can be no assurance that the Company will be successful in its defense of these or similar claims.

RISK OF PRODUCT DEFECTS; FAILURE TO MEET PERFORMANCE CRITERIA

   Products such as those offered by the Company frequently contain errors or failures, especially when first introduced or when new versions are released. Although the Company conducts extensive testing, the Company has discovered software errors in certain of its enhancements and products after their introduction. The Company is currently developing various new applications and has recently introduced versions of certain of its existing applications designed to function with the Microsoft Windows(TM) NT operating system. There can be no assurance that, despite testing by the Company and by current and potential customers, errors or performance failures will not occur in these products under development or in other enhancements or products after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, diversion of development resources, damage to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, financial condition and results of operations.



RISK OF INTERRUPTION OF DATA PROCESSING

   The Company currently processes substantially all of its customer data at its facilities in Larkspur, California and Neptune, New Jersey. While the Company has safeguards for emergencies such as power interruption or breakdown in temperature controls, the Company has no mirror processing site to which processing could be transferred in the case of a catastrophic event at either of these facilities. The occurrence of a major catastrophic event at either the Larkspur facility or the Neptune facility could lead to an interruption of data processing and could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS RELATED TO OUTSOURCING BUSINESS

   The Company provides business office outsourcing and cash flow management services, including the billing and collection of receivables. The infrastructure for the Company's outsourcing business was acquired by the Company from Seton Financial in November 1993 and from Synergy in April 1997, and the Company often uses its software products to provide outsourcing services. As a result, the Company has not been required to make significant investments since the acquisition of Seton Financial in order to service existing outsourcing contracts. However, if the Company experiences a period of substantial expansion in its outsourcing business, the Company may be required to make substantial investments in capital assets and personnel, and there can be no assurance that the Company will be able to assess accurately the investment required and negotiate and perform in a profitable manner any of the outsourcing contracts it may be awarded. The Company's failure to estimate accurately the resources and related expenses required for a project or its failure to complete its contractual obligations in a manner consistent with the project plan upon which its contract was based could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's failure to meet a client's expectations in the performance of its services could damage the Company's reputation and adversely affect its ability to attract new business. Finally, the Company could incur substantial costs and expend significant resources correcting errors in its work, and could possibly become liable for damages caused by such errors.

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

RISK OF PRODUCT-RELATED CLAIMS

   Certain of the Company's products and services relate to the payment, collection, coding and billing of health care claims. Any failure by employees of the Company or by the Company's products to accurately process or collect such claims could result in claims against the Company by its customers. The Company has been and currently is involved in claims for money damages related to services provided by its accounts receivable management business. The Company maintains insurance to protect against certain claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of, or excluded from, its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. Even unsuccessful claims could result in the Company's expenditure of funds in litigation and management time and resources. There can be no assurance that the Company will not be subject to material claims in the future, that such claims will not result in liability in excess of its insurance coverage, that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates. In addition, if liability of the Company were to be established, substantial revisions to its products could be required that may cause the Company to incur additional unanticipated research and development expenses.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.  None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

   Between July 1, 1997 and September 30, 1997, the Registrant issued the following securities which were not registered under the Securities Act of 1933 (the "Securities Act"): the Registrant granted stock options to its employees under its 1996 Stock Incentive Plan covering an aggregate of 405,500 shares of the Registrant's Common Stock, all at an exercise price of $9.13 per share. On September 29, 1997, the Company issued 112,706 shares of its common stock in exchange for approximately 91% of the outstanding capital stock of Healthcare Revenue Management, Inc.

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

   During the period covered by this report, there were no changes in the rights of holders of any class of securities of the Company.

   On October 10, 1996, the Company's registration statement on Form SB-2 (SEC File No. 333-39487) was declared effective pursuant to which the Company completed its initial public offering (the "Offering"). During the quarter ended September 30, 1997, the Company used approximately $1,200,000 of the net proceeds of the Offering to purchase equity a 10% interest in VantageMed Corporation. No other net proceeds from the Offering were used by the Company during the quarter ended September 30, 1997 for purposes which used in excess of five percent of the total Offering proceeds or $100,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS. None

ITEM 5.  OTHER INFORMATION.

   In November 1997, the Company entered into an agreement pursuant to which the Company will acquire Medicus Systems Corporation and simultaneously entered into separate agreements with certain stockholders of Medicus to purchase shares of Medicus Common Stock constituting approximately 56.7% of the total number of outstanding shares of Medicus Common Stock. The terms of the acquisition provide that Medicus stockholders will be entitled to receive, at their individual election, any of (1) cash in the amount of $7.50 per share of medicus Common Stock or (2) 0.3125 shares of QuadraMed Common Stock, subject to certain adjustments and limitations as provided in the acquisition agreement, or (3) a combination thereof. The Company agreed to purchase the shares of Medicus Common Stock from certain stockholders of Medicus at a price of $7.50 per share plus warrants that entitle the holders to purchase, at an exercise price of $24.00 per share, 0.3125 shares of QuadraMed Common Stock for each share of Medicus Common Stock sold to the Company, subject to adjustment. The warrants are exercisable only at the time the merger becomes effective and will terminate at that time to the extent they are not exercised.

   On November 13, 1997, QuadraMed Corporation (the "Company") entered into both a Stock Repurchase Agreement with EDI-USA, Inc. ("EDI-USA") and a Mutual Release with EDI-USA.

   Under the provisions of the Stock Repurchase Agreement, EDI-USA has agreed to repurchase 100,000 shares of Series A Convertible Preferred Stock of EDI-USA (the "Shares") for a total purchase price of $2,500,000. The Shares represent all of the capital stock of EDI-USA owned by the Company and were acquired by the Company in April 1997 for a purchase price of $2,500,000. The purchase of 80,000 of such Shares for $2,000,000 will take place on or before December 1, 1997, and the remaining 20,000 Shares will be purchased for $500,000 on or before January 30, 1998.

   Under the provisions of the Mutual Release, the Company and EDI-USA each release the other party and all affiliated persons from any claims or liabilities arising out of any business, financial or investment dealings or relationships between the parties and all contracts or agreements between the parties. The Mutual Release also terminates all contracts or agreements between the parties.

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

       2.7 Second Amendment to HRI Acquisition Agreement and Plan of Merger, dated as of April 24, 1997. (3)

       2.8 Agreement and Plan of Reorganization by and between QuadraMed Corporation and Medicus Systems Corporation dated November 9, 1997.

       2.9 Form of Stock Purchase Agreement between Quadramed Corporation and Certain Stockholders of Medicus Systems Corporation, dated November 10, 1997.

       2.10 Form of Warrant to Purchase Common Stock of QuadraMed Corporation granted to certain stockholders of Medicus dated November 10, 1997.

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

      27.1      Financial Data Schedule.

------------

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

   b. Reports on Form 8-K.

   The Company filed a report on Form 8-K on October 10, 1997 in which it reported the acquisition and merger of Healthcare Revenue Management, a Nevada corporation.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       QUADRAMED CORPORATION (Company)

Date: November 14, 1997                By: /s/ JOHN V. CRACCHIOLO
                                           -----------------------------------
                                           John V. Cracchiolo
                                           Executive Vice President and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)

                                  EXHIBIT INDEX


   EXHIBIT
     NO.
   -------

   2.8 Agreement and Plan of Reorganization by and between QuadraMed Corporation and Medicus Systems Corporation dated November 9, 1997.

   2.9 Form of Stock Purchase Agreement between Quadramed Corporation and Certain Stockholders of Medicus Systems Corporation, dated November 10, 1997.

   2.10 Form of Warrant to Purchase Common Stock of QuadraMed Corporation granted to certain stockholders of Medicus dated November 10, 1997.

  27.1       Financial Data Schedule