Form 10-Q/A
period 1997-09-30
QUADRAMED CORP
filed 1997-12-09
CIK 1018833

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-Q/A

                                -----------------

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

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

     The undersigned Registrant hereby:

          1. amends Part II, Item 2 of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (the "Form 10-Q") and files such amended
Part II, Item 2 herewith;

          2.  amends Part II, item 6 of the Form 10-Q and filed such amended
Part II, item 6 herewith:

          3. amends the Exhibit Index and files Exhibits 10.40 and 10.41 herewith.

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

   On October 10, 1996, the Company's registration statement on Form SB-2 (SEC File No. 333-5180-LA) was declared effective pursuant to which the Company completed its initial public offering (the "Offering"). During the quarter ended September 30, 1997, the Company used approximately $1,200,000 of the net proceeds of the Offering to purchase equity a 10% interest in VantageMed Corporation. No other net proceeds from the Offering were used by the Company during the quarter ended September 30, 1997 for purposes which used in excess of five percent of the total Offering proceeds or $100,000.

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

       2.7 Second Amendment to HRI Acquisition Agreement and Plan of Merger, dated as of April 24, 1997. (3)

       2.8 Acquisition Agreement and Plan of Merger, dated as of September 24, 1997, by and among Quadramed Corporation, HRM Acquisition Corporation, Healthcare Revenue Management, Inc. and its Stockholders (the "Acquisition Agreement and Plan of Merger").(4)

       2.9 First Amendment to Acquisition Agreement and Plan of Merger, dated as of September 29, 1997.(4)

       2.10 Agreement and Plan of Reorganization by and between QuadraMed Corporation and Medicus Systems Corporation dated November 9, 1997.(5)

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

      10.35 Employment Agreement dated December 19, 1996 by and between Frederick Stodolak and the Company.(7)

      10.36 Letter dated January 1, 1997 from the Company to James Durham regarding terms of employment.(7)

      10.37 Letter dated April 22, 1997 from the Company to Eugene M. Arnone regarding terms of employment.(3)

      10.38 Non-Competition and Non-Circumvention Agreement, dated March 1, 1997, by and among the Company, Healthcare Recovery Acquisition Corporation and Eugene M. Arnone.(3)

      10.39 Letter dated July 1, 1997 from the Company to Lemuel C. Stewart, Jr. regarding terms of employment.(8)

      10.40 Form of Stock Purchase Agreement dated as of November 9, 1997 by and among QuadraMed Corporation and certain stockholders of Medicus Systems Corporation.*

      10.41 Form of Stock Purchase Warrant dated as of November 9, 1997, issued to certain stockholders of Medicus (included as Appendix A to Exhibit 10.40).*

      10.42 Letter dated November 1, 1997 from the Company to James D. Durham, regarding terms of employment.(9)

      10.43 Letter dated November 13, 1997 from the Company to John V. Cracchiolo, regarding terms of employment.(9)

      10.44 Amendment, dated as of November 13, 1997, to the Employment Agreement dated as of December 19, 1996 by and between the Company and Frederick Stodolak.(9)

      27.1      Financial Data Schedule.(5)

------------
  * Re-filed herewith.

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

(4) Incorporated by reference from the exhibit with the same number to the Company's Current Report on Form 8-K, as filed with the Commission on October 10, 1997.

(5) Incorporated by reference from Exhibit 2.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, as filed with the Commission on November 14, 1997.

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

(8) Incorporated by reference from the exhibit with the same number to the Company's Registration Statement on Form S-3, No. 333-36189, as filed with the Commission on September 23, 1997, as amended by Amendment No. 1 and Amendment No. 2 thereto, as filed with the Commission on October 1, 1997 and October 15, 1997 respectively.

(9) Incorporated by reference from the exhibit with the same number to the Company's Current Report on Form 8-K, as filed with the commission on November 21, 1997.

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

                                       QUADRAMED CORPORATION (Company)

Date: December 8, 1997                 By: /s/ JOHN V. CRACCHIOLO
                                           -----------------------------------
                                           John V. Cracchiolo
                                           Executive Vice President and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)

                                  EXHIBIT INDEX


   EXHIBIT
     NO.
   -------

   10.40 Form of Stock Purchase Agreement between Quadramed Corporation and Certain Stockholders of Medicus Systems Corporation, dated November 9, 1997.

   10.41 Form of Warrant to Purchase Common Stock of QuadraMed Corporation granted to certain stockholders of Medicus dated November 9, 1997 (included as Appendix A to Exhibit 10.40).