Form 10-K
period 1997-12-31
QUADRAMED CORP
filed 1998-03-31
CIK 1018833

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 0-21031


                              QUADRAMED CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             52-1992861
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

     80 EAST SIR FRANCIS DRAKE BLVD., SUITE 2A, LARKSPUR, CALIFORNIA, 94939
          (Address of Principal Executive Offices, including Zip Code)

       Registrant's telephone number, including area code: (415) 461-7725

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.
[ ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant, as of March 25, 1998 was approximately $384,000,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         On March 25, 1998, approximately 12,581,405 shares of the Registrant's Common Stock, $0.01 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on or about June 1, 1998 are incorporated by reference into Part III.

                              QUADRAMED CORPORATION

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS
                                                                               PAGE
PART I......................................................................     1

ITEM 1.  BUSINESS...........................................................     1

ITEM 2.  PROPERTIES.........................................................    17

ITEM 3.  LEGAL PROCEEDINGS..................................................    17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................    17

PART II.....................................................................    19

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS........................................    19

ITEM 6.  SELECTED FINANCIAL DATA AND SUPPLEMENTARY DATA.....................    20

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................................    21

ITEM 8.  FINANCIAL STATEMENTS...............................................    37

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE............................    37

PART III....................................................................    37

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................    37

ITEM 11.  EXECUTIVE COMPENSATION............................................    37

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....    37

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................    37

PART IV.....................................................................    38

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..    38

SIGNATURES..................................................................    44

POWER OF ATTORNEY...........................................................    45

INDEX TO FINANCIAL STATEMENTS...............................................    48

EXHIBIT INDEX...............................................................    70


                                       i.

                                     PART I

ITEM 1.  BUSINESS.

         Except for the historical financial information contained herein, the matters discussed in this Annual Report on Form 10-K may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties and that actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation -- Certain Factors That Might Affect Future Operating Results" and other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission, including the registration statements on Form S-4, filed on January 23, 1998 and Form S-3, filed on January 27, 1998.

OVERVIEW

         QuadraMed Corporation ("QuadraMed" or the "Company") develops, markets and sells software products and services designed to enable health care providers and payors to increase operational efficiency, improve cash flow, measure the cost of care and effectively administer managed care contracts. Quadramed's QuanTIM(R) suite of products as an integrated offering of EDI, financial management, and decision support and compliance solutions for both providers and payors. In addition, QuadraMed provides compliance, consulting and business office outsourcing services. To date, the Company's products have been purchased by over 2,800 health care providers in all 50 states, the District of Columbia, Canada, South Africa and the Philippines.

         The Company was incorporated in September 1993 in California under the name QuadraMed Corporation and reincorporated in Delaware in 1996. The Company has expanded significantly since its inception, primarily through the acquisition of other businesses, products and services. Since its inception, the Company has completed 17 acquisition transactions, as reflected in the following table:


              COMPANY ACQUIRED                       DESCRIPTION OF COMPANY ACQUIRED                DATE ACQUIRED
Coast Micro, Inc.                            EDI services                                           October 1993

Seton Financial                              Accounts receivable management services                December 1993

Criterion Healthcare Management              Accounts receivable management services                December 1993

Trim Healthcare Systems, Inc.                Cash flow management services                          December 1993

Health Information Technology, Inc.          Managed care contract administration                     June 1994
                                             software

Healthview                                   Clinically based provider profiling system             December 1994

Healthcare Design Systems                    Health care financial management and                   December 1995
                                             decision support software

InterMed Healthcare Systems Inc.             Client-server information systems for  health          December 1996
                                             care payors

Healthcare Recovery, Inc., doing             Cash flow management services                           April 1997
business as Synergy HMC

Queen City Microsystems, Inc.                EDI services                                            August 1997

Healthcare Revenue Management,Inc.           Managed care department outsourcing and                September 1997
                                             audit services

Medicus Systems Corporation                  Health care financial management and                   November 1997*
                                             decision support software

Rothenberg Health Systems, Inc.              Capitation management software                         December 1997

Healthcare Research Affiliates, Inc.         H.E.D.I.S. reporting and consulting services           December 1997

Fleming Softlink Systems, Inc.               EDI software                                           December 1997

Healthcare Cash Management Seminars,         Healthcare seminar business                            January 1998
Inc.

American Medical Network, Inc.               Health care decision support software                  January 1998

Cabot Marsh Corporation                      Health care consulting and compliance                  February 1998
                                             company

Velox Systems Corporation                    Financial management software                          March 1998

------------------
* QuadraMed acquired 56.7% of the outstanding capital stock of Medicus Systems Corporation on November 9, 1997. It is anticipated that the merger of QuadraMed and Medicus will be closed in the second quarter of 1998.

         Unless the context otherwise requires, references herein to the "Company" and "QuadraMed" refer to QuadraMed Corporation, a Delaware corporation, its subsidiaries and QuadraMed Corporation, its California predecessor. The Company's executive offices are located at 80 East Sir Francis Drake Boulevard, Suite 2A, Larkspur, California, 94939 and its telephone number is (415) 461-7725.

         The Company intends to continue to expand in substantial part through acquisitions of products, technologies and businesses. The Company's ability to expand successfully through acquisitions depends on many factors, including the successful identification and acquisition of products, technologies or businesses and management's ability to effectively negotiate and consummate acquisitions and integrate and operate the new products, technologies or businesses. There is significant competition for acquisition opportunities in the Company's industry, which may intensify due to increasing consolidation in the health care industry, thereby increasing the costs of capitalizing on acquisition opportunities. The Company competes for acquisition opportunities with other companies that have significantly greater financial and management resources than the Company. The inability to successfully identify appropriate acquisition opportunities, consummate acquisitions or successfully integrate acquired products, technologies, operations, personnel or businesses could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, acquisitions may divert management's attention from other business concerns, expose the Company to the risks of entering markets in which it has no direct prior experience or to risks associated with the market acceptance of acquired products and technologies, or result in the loss of key employees of the Company or the acquired company. Moreover, acquisitions (including the merger (the "Medicus Merger") with Medicus Systems Corporation ("Medicus") and the acquisition of Rothenberg Health Systems, Inc. ("Rothenberg") and Healthcare Research Affiliates, Inc. ("HRA") from Resource Health Partners, L.P. ("RHP") in two related merger transactions (referred to as the "Rothenberg Merger")) by the Company in November and December 1997 may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and the recognition of amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company has entered into a merger agreement with Medicus and completed the Rothenberg Merger with the expectation that the Medicus Merger and the Rothenberg Merger will result in certain benefits to the Company as the combined company. Realizing the benefits of the Medicus Merger and the Rothenberg Merger will depend in part upon the successful integration of the businesses, products and employees of the Company, Rothenberg, HRA and Medicus in an efficient manner, and there can be no assurance that such integration will not entail substantial costs, delays or other problems or that such integration will be successfully completed. Combining the companies will divert the attention of management from other matters and will result in significant operational and administrative expense. Any difficulties encountered in the integration process could have a material adverse effect on the revenues and operating results of the Company. In addition, the process of combining the companies could cause the interruption of, or a disruption in, the business activities of the constituent companies, which could have a material adverse effect on the operations and financial performance of the Company. Even if these companies are successfully integrated into the Company, the acquired operations may not achieve sales, productivity and profitability commensurate with the Company's historical operating results or with projected results of the Company and financial analysts and investors. Failure to achieve such projected results would have a material adverse effect on the Company's financial performance, and in turn, on the market value of the Company's Common Stock. QuadraMed will incur a significant amortization expense in future periods as a result of the Medicus acquisition. There can be no assurance that the Company will realize any of the anticipated benefits of the Medicus Merger and the Rothenberg Merger or that such acquisitions will enhance the Company's business or financial performance.

         Acquisitions, including the Medicus Merger and the Rothenberg Merger, involve a number of special risks including, without limitation, managing geographically dispersed operations, failure of the acquired business to achieve expected results, failure to retain key personnel of the acquired business, inability to integrate the new business into existing operations and risks associated with unanticipated events or liabilities, potential increases in stock compensation expense and increased compensation expense resulting from newly hired employees, the assumption of unknown liabilities and potential disputes with the sellers of one or more acquired entities, all of which could have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, customer dissatisfaction or performance problems at a single acquired company could have an adverse effect on the Company's reputation and its sales and marketing initiatives. With the addition of the Medicus and RHP businesses, the Company's anticipated future operations may place a strain on its management systems and resources. The Company expects that it will be required to continue to improve its financial and management controls, reporting systems and procedures, and will need to expand, train and manage its work force. There can be no assurance that the Company will be able to effectively manage these tasks, and the failure to do so could have a material adverse effect on its business, financial condition and results of operations.

         A substantial portion of the Company's revenues have been and are expected to be derived from the sale of software products and services to hospitals. Consolidation in the health care industry, particularly in the hospital and managed care markets, could cause a decrease in the number of potential purchasers of the Company's products and services or the loss of one or more of the Company's significant customers, insofar as customers may be acquired by another company that uses products or services provided by a competitor of the Company. Any of these occurrences could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the decision to purchase the Company's products often involves the approval of several members of management of a hospital or health care provider. Consequently, it is difficult for the Company to predict the timing or outcome of the buying decisions of customers or potential customers.

         The health care industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care organizations. The Company believes that the commercial value and appeal of its products may be adversely affected if the current health care financing and reimbursement system were to reverse its current evolution to a managed care model back to a fee-for-service model. In addition, many of the Company's customers are providing services under capitated service agreements, and a reduction in the use of capitation arrangements as a result of regulatory or market changes could have a material adverse effect on the Company's business, financial condition and results of operations. During the past several years, the health care industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Certain proposals to reform the health care system have been and are being considered by Congress. These proposals, if enacted, could change the operating environment for the Company's clients in ways that cannot be predicted. Health care organizations may react to these proposals by curtailing or deferring investments, including those for the Company's products and services.

         Changes in current health care financing and reimbursement systems could result in the need for unplanned product enhancements, in delays or cancellations of product orders or shipments or in the revocation of endorsement of the Company's products by hospital associations or other customers. Any of these occurrences could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, many health care providers are consolidating to create integrated health care delivery systems with greater regional market power. As a result, these emerging systems could have greater bargaining power, which may lead to price erosion of the Company's products. The failure of the Company to maintain adequate price levels would have a material adverse effect on the Company's business, financial condition and results of operations. Other market-driven reforms could also have unpredictable effects on the Company's business, financial condition and results of operations.

         The Company's performance also depends in significant part upon the continued service of its executive officers, its product managers and other key sales, marketing, and development personnel. The loss of the services of any of its executive officers or the failure to hire or retain other key employees could have a material adverse effect on the Company's business, financial condition and results of operations. Additions of new, and departures of existing, personnel can be disruptive and could have a material adverse effect on the Company's business, financial condition and results of operations.

         DRG[check mark](R) QuadraMed(R) and QuanTIM(R) are registered trademarks of the Company. ASC[check mark](TM) and the logo of the Company are trademarks of the Company. All other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

THE QUANTIM(R) SUITE OF PRODUCTS

         QuanTIM(R), The Information Management system, is QuadraMed's suite of EDI, financial management, compliance and decision support software products designed to improve operational efficiencies, assist organizations to more accurately measure and analyze the cost and quality of care, proactively address compliance issues and more effectively compete in an increasingly managed care environment. QuanTIM(R), with its modular, open architecture design and flexible electronic interface, is designed to utilize data from disparate health care information systems, thereby extending the functional value of legacy system investments. As a result of this modular design, additional applications can be readily integrated into customers' existing applications.

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

         Substantial litigation regarding intellectual property rights exists in the software industry, and the Company expects that software products may be increasingly subject to third-party infringement claims as the number of competitors in the Company's industry segment grows and the functionality of products overlaps. Although the Company believes that its products do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. In addition, any claim may require the Company to incur substantial litigation expenses or subject the Company to significant liabilities and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has received notice of a claim filed with the United States Trademark Appeal Board for the cancellation of its registered QuanTIM(R) trademark, and also has recently received a letter from a separate third party challenging this trademark. There can be no assurance that the Company will be successful in its defense of these or similar claims.

         The Company's performance will depend in large part upon the Company's ability to provide the increasing functionality required by its customers through the timely development and successful introduction of new products and enhancements to its existing suite of products. The Company has historically devoted significant resources to product enhancements and research and development and believes that significant continuing development efforts will be required to sustain its operations and integrate the products and technologies of acquired businesses. There can be no assurance that the Company will successfully or in a timely manner develop, acquire, integrate, introduce and market new product enhancements or products, or that product enhancements or new products developed by the Company will meet the requirements of hospitals or other health care providers and payors and achieve or sustain market acceptance.

         Products such as those offered by the Company frequently contain errors or failures, especially when initially introduced or when new versions are released. Although the Company conducts extensive testing, software errors have been discovered in certain enhancements and products after their introduction. There can be no assurance that, despite testing by the Company and by current and potential customers, errors or performance failures will not occur in these products under development or in other enhancements or products after commencement of commercial shipments, resulting in loss of revenues and customers, delay in market acceptance, diversion of development resources, damage to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect upon its business, financial condition and results of operations.

         Many computer systems have experienced or will experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer systems and the compliance of its computer products and software sold to customers for addressing the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address the year 2000 issues and does not believe that the cost of such actions will have a material adverse effect on the Company's business, results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on its business, financial condition and results of operations.

         The Company has designed and tested the most current versions of its products to be year 2000 compliant. A significant number of the Company's customers are running product versions that are not year 2000 compliant. While the Company has been encouraging such customers to migrate to current product versions, it is possible that the Company may experience increased expenses in addressing migration issues and may lose customers. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in the material costs to the Company. Some commentators have stated that significant amounts of litigation will arise out of year 2000 compliance issues. Because of the unprecedented nature of such litigation it is uncertain whether or to what extent the Company may be affected by it.

         The Company currently processes substantially all of its customer data at its facilities in Larkspur, California and Neptune, New Jersey. While the Company backs up its data nightly and has safeguards for emergencies such as power interruption or breakdown in temperature controls, it has no mirror processing site to which processing could be transferred in the case of a catastrophic event at either of these facilities. The occurrence of a major catastrophic event at either the Larkspur or the Neptune facility could lead to an interruption of data processing and could have a material adverse effect on the Company's business, financial condition and results of operations.

EDI Products

         The Company's EDI products enable providers to edit claims on site, format detailed claims data for all payors, and electronically submit them for processing. The edited claims data is the foundation of a detailed database of information that can be sued with the QuadraMed's financial management, decision support and compliance products.

         QuanTIM(R) EDI is a software application that downloads summary and detailed claims data from existing legacy financial information systems, and then edits and formats it to meet payor-specific requirements, including unique data fields. As part of the editing process, QuanTIM(R) EDI screens the data for payor-specific demographic, diagnosis or procedure information and identifies illogical data inputs that are not within expected ranges. For example, the software would alert the operator if it encountered inputs that indicated that a male patient had given birth. After the standardized claim has been edited for payor-specific requirements, QuanTIM(R) EDI transmits the claim to the payor.

         QuanTIM(R) ERA is a software application that receives detailed payment information from payors, known as electronic remittance advice ("ERA"), translates this data and automatically posts this information to a provider's financial system. Prior to posting, ERA data is extracted to generate automated contractual adjustments based on payor-appropriate criteria, applicable deductibles and co-insurance, and to track write-offs taken at the time of billing.

         Medicare Secondary Billing is a module designed to assist providers in accelerating the traditional Medicare billing cycle by eliminating the 14-day payment hold for billing Medigap carriers. The module automatically reviews all open Medicare claims daily by logging onto the Medicare claims inquiry system, and then, based on that analysis, generates appropriate, collated, ready-to-mail UB92s and EOBs for secondary carriers.

         Eligibility Determination is a module which automatically verifies the eligibility of Medicare, Medicaid, Blue Cross and other specified in-patient admissions types by continuously polling the patient admitting system and then cross-checking these patient profiles against health plan eligibility and benefits inquiry databases. This module is designed to assist providers in proactively managing the risk of uncompensated and undercompensated care.

         The 72 Hour Advisor module, which is a complement to the Eligibility Determination module, is designed to assist providers in identifying instances when a patient receives outpatient services less than 72 hours prior to being admitted for an inpatient episode. If all care is not bundled as one episode, a Medicare billing conflict is created, which is in violation of HCFA regulations and typically delays payment for all care administered. The 72 Hour Advisor constantly polls key in-patient and out-patient registration systems to check for date conflicts within the 72 hour window.

         A/R Link is a PC-based system designed to provide EDI connectivity between hospitals and third-party billing companies handling self-pay portions of patient charges by automating the transfer and processing of patient account information. The software automatically queries the hospital patient accounting system, searches by financial class, identifies self-pay accounts and downloads relevant files to target sites. The module eliminates the time and staff involved in manual keying of data, and speeds the overall billing process.

Financial Management and Compliance Products

         The Company's financial management and compliance software products allow providers to track managed care and capitated contract terms and to hierarchically review medical records information to ensure that bills are properly coded and include all services rendered. The Company's customers use this capability to obtain timely and accurate reimbursement, to prevent fraud and abuse and to measure the profitability of managed care contracts.

         QuanTIM(R) Contract Management is a software application that tracks providers' multiple managed care, capitated, governmental and other payor contract terms, including coverage and reimbursement for individual diagnoses and procedures. The application calculates expected reimbursement and the contractual allowance, which is the difference between the standard charge generated by the provider and the actual amount owed by the payor under the contract. Expected reimbursement and contractual allowance amounts can be posted automatically to the provider's financial information system at the time of billing. QuanTIM(R) Contract Management allows providers to measure the allocation of revenues and the profitability of contracts based on specific payor contract terms. QuanTIM(R) Contract Management's pricing module eliminates labor intensive, error prone manual repricing of bills, a process that often leads to inaccurate reimbursement and financial statements. In addition, QuanTIM(R) Contract Management is used as a modeling tool for managed care contract negotiation and detailed analysis of contract performance.

         EZ CAP Managed Care Information System is a software application designed to assist medical groups, IPAs, hospitals, PHOs and other organizations that receive capitation payments from health plans and are at financial risk for healthcare services. EZ CAP's key functional areas include enrollee demographic data, benefits verification and co-payment information, automated authorizations, flexible provider compensation methods, case management and utilization tools, provider claims processing and claims data capture, and detailed reporting capabilities. There are several software options that extend the functionality of the core EZ CAP system. EZ PARTNER real-time interface module electronically links EZ CAP to many popular PMSs (Practice Management Systems) to provide shared information between the systems. EZ LINK modules provide the ability to electronically receive and transmit data files between EZ CAP and health plans or providers, via EDI technology. The PCL (Provider Communications Link) module is designed to provide low cost, remote, real-time authorized access to EZ CAP functions such as enrollee eligibility checking, requests for referrals and authorizations, and determination of approval status.

         Care Delivery Costing software products are designed to be workload-driven staffing and care delivery costing analysis tools that address the informational needs from both the clinical and financial management perspective. Utilizing well established objective workload measurement methodologies, patient care managers can utilize these software tools to optimize the allocation of patient care resources, maintain clinical standards, utilize benchmarking database resources for comparative analysis and manage labor costs in a variety of in-patient and out-patient care settings.

         Coding and Abstracting software products are designed to consolidate the flow of patient-related data from disparate hospital systems into a straightforward Windows-based system. The Coding and Abstracting system is designed to maximize the productive results of the coding process at the critical point where proper reimbursement decisions are in the hands of coding personnel. Knowledge-based methodology and database resources are integrated with on-line access to clinical notes, definitions, and coding reference guides to assist in the accurate interpretation and validation of coding and DRG assignment decisions.

         Coding HelpDesk is a software resource tool designed specifically for Health Information Management (HIM) professionals. HelpDesk includes ComplySource legal references, but also includes information resources specific to the concerns of HIM professionals and Compliance Officers, such as fiscal intermediary response log (as required by the model hospital compliance plan), carrier bulletins, carrier policy manuals, advanced coding Q&A, and CE Mine, an on-line educational and testing tool that allows subscribers to attain CE credits for successfully completing coding tests.

         QuanTIM(R) DRG[checkmark] is a software application designed to assist providers in managing the complexities of the DRG reimbursement system and to ensure equitable payment based on the submission of a complete and accurate claim. QuanTIM(R) DRG[checkmark] is not designed to encode or group information to maximize DRG reimbursement, but instead is designed to ensure appropriate reimbursement based on accurate and complete billing information. This product interfaces with legacy financial and medical records information systems prior to billing to hierarchically review all billing records on a concurrent basis and to select those bills that have a clinical, financial or statistical reason to be held in the billing cycle until medical claim coding can be completed.

The product serves as a "safety net," catching revenues that would otherwise be lost through billing of incomplete or inaccurately coded data.

         QuanTIM(R) ASC[checkmark] is a software application designed to assist in managing the complexities of ambulatory surgical center ("ASC") reimbursement and outpatient coding systems. ASC coding is often based on incomplete medical record information, resulting in missing charges or inaccurate coding of procedures performed and inaccurate assignment of payment level classifications. QuanTIM(R) ASC[checkmark] flags incomplete or inaccurate medical claim coding by hierarchically reviewing billing records prior to billing and identifying those bills that have clinical, financial or statistical reasons for review.

         QuanTIM(R) Electronic Document Management is a software application for patient accounting and medical records departments that captures, indexes, stores and retrieves paper-based demographic, clinical and financial information and records. This product is based on an open software architecture which utilizes electronic files that integrate financial and ancillary department electronic information with scanned images of paper documents. The Company believes that this application improves provider work flow, reduces administrative cost and helps providers move toward paperless business offices and medical records departments. Multi-user access to the electronic patient account file reduces the need for paper files and storage while offering access to account information from any work station. The combination of existing electronic financial information and scanned images with multi-user capabilities effectively creates a complete electronic patient account file that can be efficiently routed through billing and administration departments, thus improving work flow. In addition to licensing this software application, the Company offers customers the option of purchasing the hardware required to implement this solution.

         QuanTIM(R) FACTS, introduced in the third quarter of 1997, is a software application designed to assist hospitals in managing the complexities of federal requirements under HIPAA and in submitting accurate billing and clinical data. The product complements providers' existing compliance efforts by monitoring coding and billing practices for compliance with mandated guidelines. QuanTIM(R) FACTS includes the following six modules: a 72-hour rule compliance module designed to identify claims for non-physician services performed within three days of a hospital admission; a prospective payment system module designed to select billing records with a high probability of inaccurate coding which may lead to overpayments by payees which may, in turn, trigger federal government fines for inappropriate billing practices; a data quality monitoring tool that is designed to identify inconsistencies in coding and to flag inclusive codes that may result in potential overestimates of revenue; a benchmarking study that utilizes publicly available data to identify a hospital's exposure to potential fraud and abuse by analyzing correlations between a given hospital's DRG codes and national norms and identifying a hospital's exposure at the DRG level; a laboratory report based on a thorough review of a provider's detail billing data identifying clinical laboratory billing practices of that provider which are of the type generally scrutinized by the government; and a Medicare Billing Compliance Guide designed to assist hospitals and other providers in implementing fraud and abuse compliance programs.

         ARIS (Automated Risk Integrity Software) is a software tool designed by compliance officers and attorneys to capture and assess compliance activity for each department and entity within a provider organization. ARIS is designed to create an on-going compliance actin plan in the areas of education, internal monitoring, plan development and external auditing activities. ARIS's reporting package is designed to track compliance activity and progress across an organization.

         ComplySource is a legal and compliance software resource package designed to provide consolidated access to important legal and government compliance-related documents, layman's synopsis of all statutes related to healthcare compliance, OIG fraud alerts, and focused database tools such as compliance disciplinary action, education attendance lists, audit tracking, mandatory compliance activities and hotline calls.

Decision Support Products

         The Company's decision support products generally include database analysis software and national and regional benchmark data that may be licensed to the customer. The customer provides its own internally generated clinical and financial information to the Company, and the Company performs risk and severity adjustments on such information based on patient demographics and health status and formats it for comparison against the national and regional data. The updated and adjusted data sets are returned to the customer for use with the database analysis software. The Company's QuanTIM(R) Performance Measurement System has been accepted for inclusion on the Joint Commission on Accreditation of Healthcare Organization's initial list of performance measurement systems.

         QuanTIM(R) Clinical Performance Measurement is a software application that measures clinical outcomes and resource utilization based on diagnosis, patient, physician and other variables. This product is used as a benchmarking tool to compare hospital-level information against 101 risk and severity adjusted outcome indicators. The benchmarking information is derived from a standardized national set of 10 million patient records. The outcomes database is organized into six major categories: overall mortality, obstetrics, surgery, neonatal, radiology and general medical. The customer typically produces reports that compare its performance against competitor or peer group providers and against expected outcomes derived from the national and regional data set.

         QuanTIM(R) Financial Performance Measurement is a software application that employs cost accounting, length-of-stay, and other benchmark information to allow customers to measure cost, clinical resource utilization and profitability by physician, payor, diagnosis and procedure. Most providers have access to charge and reimbursement information for procedures and diagnoses, but do not have accurate measures for the cost of care in these categories. Therefore, these providers cannot accurately track profitability by procedure or diagnosis. Through an interface with QuanTIM(R) Clinical Performance Measurement, providers can benchmark the risk adjusted outcomes and financial performance by physician, diagnosis, patient and other variables. This application can also be used to analyze the profitability of managed care and capitated contracts.

         QuanTIM(R) Market Analysis Performance Measurement is a software application that consists of licensed software and database information that is derived from statewide and national hospital billing data sets and other demographic and population statistics. This application enables customers to perform market share, community health assessment, managed care activity and physician admitting pattern analyses.

         Clinical Decision Support software is designed to provide integrated, proactive medical management through a synthesis of clinical decision support tools, health and disease management programs, and financial modeling. Specifically, these modules include:

                  Resource Case Management: a software tracking and analysis tool designed to improve care through monitoring and enhancement of patient care management relative to cost and quality imperatives.

                  Pathway Generator: software designed to assist in developing initial care delivery protocols, or pathways, based on historical utilization data. Cases can be grouped by DRG (Diagnostic Related Group), diagnosis, admission and discharge status and other user-specified characteristics. Pathways are intended to assist in consistent care delivery results and predictable care delivery costs within an organization for specified patient conditions.

                  Enterprise Costing: software designed to enhance data sharing within the enterprise so that departments can more effectively perform distributed queries and updates to their department-level cost standards. Such queries can assist in comparative cost analysis and results analysis.

         QuanTIM.net is a decision support software application that is designed to integrate EDI, relational database and Web-enabling technologies into an interactive, enterprise-wide claims management and decision support solution. With electronic interfacing technology that links multiple facilities together, QuanTIM.net serves as a consolidated resource for making data-intensive financial and clinical decisions across organization lines. Within a framework that ties all locations together, edited claims can be automatically priced, risk- and severity-adjusted, and supplemented with public and private benchmarking data via QuanTIM.net's integrated software services prior to electronic claims submission to payors. Enhanced claims data is consolidated in an Oracle relational database and, via Web browser technology, is made accessible, on a subscriber basis, across a secure network available to users throughout an enterprise.


COMPLIANCE AND CONSULTING SERVICES

         An important adjunct to QuadraMed's software offerings are the range of compliance and consulting offerings that are designed to provide value-added service to clients, and better position the Company as a provider of more comprehensive solutions. Currently, compliance and consulting services fall under four main categories: Managed Care, Financial Reviews & Management, Patient-Focused Studies, and Compliance Services. These services include: accuracy and compliance assessments of clinical and patient accounting charge capture mechanisms, managed care contract performance reviews and re-negotiations (with integrated retrospective payment recovery services for underperforming contracts), and clinically-oriented, patient-focused data analysis and reviews by Master prepared Registered Nurses.

         One of the fastest growing components of the Company's compliance and consulting service offerings is in the area of compliance. QuadraMed offers a comprehensive compliance program, including compliance assessment, auditing and education expertise through a team of over 100 credentialed healthcare attorneys, medical record professionals, registered nurses and physicians. These services improve the ability of healthcare providers to prevent Medicare and Medicaid fraud and abuse by identifying potentially fraudulent coding in a medical bill. Many of these services are augmented by the use of integrated software technologies. These services include: organizational risk and compliance assessment, clinical data management compliance audits and assessments, physician and ancillary services compliance audit and education services, and professional development services which offer subscriber-based, toll-free "expert help desk" coding and billing compliance assistance and topical compliance seminar series throughout the country.


BUSINESSES OFFICE AND CONTRACT MANAGEMENT DEPARTMENT OUTSOURCING

         In addition to software applications, the Company provides partial and complete business office and contract management department outsourcing services, including the billing and collection of receivables for the business office, and comprehensive managed care contract administration and negotiations for the contract management department. The Company offers business office outsourcing services for hospitals, physicians, home health care agencies and other providers. The focus of these services is to increase cash flow and to improve operational efficiencies for healthcare providers. Under full outsourcing arrangements, the Company hires and/or replaces existing personnel at the facility. The Company typically implements selected components of its QuanTIM(R) suite of products to enhance the efficiency of the business office or contract management department. In partial business office outsourcing arrangements, the Company bills and collects receivables that have aged beyond a certain point, or that involve specified payer or payment arrangements.

         The infrastructure for the Company's outsourcing business was acquired by the Company. In addition, the Company often uses its software products to provide outsourcing services. As a result, the Company has not been required to make significant capital expenditures in order to service existing outsourcing contracts. However, if the Company experiences a period of substantial expansion in its outsourcing business, it may be required to make substantial investments in capital assets and personnel, and there can be no assurance that it will be able to assess accurately the investment required and negotiate and perform in a profitable manner any of the outsourcing contracts it may be awarded. The Company's failure to estimate accurately the resources and related expenses required for a project or its failure to complete its contractual obligations in a manner consistent with the project plan upon which a contract was based could have a material adverse effect on its business, financial condition and results of operations. In addition, the Company's failure to meet a client's expectations in the performance of its services could damage the Company's reputation and adversely affect its ability to attract new business. Finally, the Company could incur substantial costs and expend significant resources correcting errors in its work, and could possibly become liable for damages caused by these errors.

         Certain of the Company's products and services relate to the payment, collection, coding and billing of health care claims and the administration of managed care contracts. Any failure by employees of the Company or by the Company's products to accurately assess, process or collect such claims could result in claims against the Company by its customers. The Company has been and currently is involved in claims for money damages related to services provided by its accounts receivable management business. The Company maintains insurance to protect against certain claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company that is in excess of, or excluded from, its insurance coverage could have a material adverse effect on its business, financial condition and results of operations. Even unsuccessful claims could result in the Company's expenditure of funds in litigation and management time and resources. There can be no assurance that the Company will not be subject to material claims in the future, that such claims will not result in liability in excess of the Company's insurance coverage, that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates. In addition, if liability of the Company were to be established, substantial revisions to its products could be required that may cause it to incur additional unanticipated research and development expense.

CUSTOMERS

         Historically, QuadraMed has marketed its products primarily to hospitals, with additional marketing to hospital associations, physician groups, payors and self-administered employers. Substantially all of the Company's revenues have been derived from the sale of software products and services to hospitals. With the industry trend toward the formation of IDSs, the Company has designed its product suite to accommodate this emerging industry sector. To date, QuadraMed and its subsidiaries have approximately 2,800 customers, a substantial majority of which are hospitals, located in all 50 states, the District of Columbia, Canada, South Africa and the Philippines. The Company expects to maintain a high percentage of hospital customers for the foreseeable future, but also expects its customer mix to begin to shift toward other providers, including IDSs, as well as payors and employers. The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of health care organizations. Changes in current health care financing and reimbursement systems could result in the need for unplanned product enhancements, in delays or cancellations of product orders or shipments or in the revocation of endorsement of the Company's products by hospital associations or other customers. Any of these occurrences could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, many health care providers are consolidating to create integrated health care delivery systems with greater regional market power. As a result, these emerging systems could have greater bargaining power, which may lead to price erosion of the Company's products. The failure of the Company to maintain adequate price levels would have a material adverse effect on the Company's business, financial condition and results of operations. Other market-driven reforms could also have unpredictable effects on the Company's business, financial condition and results of operations.

SALES AND MARKETING

         As of March 16, 1998, the Company employed 61 direct sales representatives and product managers, and a marketing support staff of 12 individuals. The Company markets its products and services through direct sales contacts, strategic alliances, participation in trade shows and advertisements in industry publications. In addition, senior management plays an active role in the sales process by cultivating industry contacts.

         The Company supplements its marketing arrangements through endorsement agreements. The Company has endorsement agreements and/or marketing agreements for certain of its products with state and regional hospital associations in New Jersey, Iowa, Northern and Central California, Connecticut, Florida, New York, Ohio, Pennsylvania, Virginia, Wisconsin, Texas, Montana and Illinois.

         In addition, the Company is in the process of building a regional account manager organization within the national sales force that will be responsible for particular customers rather than particular products. This approach will require additional training so that sales personnel may become more familiar with the Company's broader range of product and service offerings. There can be no assurance that the Company will be successful in its efforts to restructure its sales and marketing approach, and any failure to successfully implement such strategy could have a material adverse effect on its business, financial condition and results of operations.

TECHNOLOGY

         Software Architecture. The Company uses industry standard software whenever possible to minimize development and maintenance costs. The QuanTIM(R) suite of products operates on the DOS and Novell Netware operating systems. Certain of the Company's current products operate on all versions of the Windows(TM) NT operating system. The Windows(TM) NT versions of some of the Company's products were released in late 1996, and the Company expects that Windows(TM) NT versions of its EDI product, which are currently under development, will be released in 1998. All major software components of QuanTIM(R) are assembled in a modular architecture for application independence and to facilitate the replacement of modules as new technology becomes available and as market demand dictates.

         Hardware Platform. The Company's software products operate on PC-based single and multi-user hardware platforms. In addition, the Company also offers its imaging product on Sun Microsystems platforms. These platforms also include high capacity storage devices for the large storage requirements of document imaging.

RESEARCH AND DEVELOPMENT

         As of February 28, 1998, the Company employed 65 people in the areas of product design, research and development and 41 people in the areas of quality assurance and technical support. The Company's product development strategy is focused on continually enhancing existing products by increasing their functionality and ease of use. In addition, the Company is enhancing the reporting capabilities for its performance measurement clinical and financial applications, expanding its outpatient and inpatient databases and improving its comparative reporting and benchmarking capabilities with third-party databases. A significant amount of the Company's research and development resources are dedicated to integrating acquired technology into the Company's suite of products. See "-Products Under Development and Joint Development Projects."

         In fiscal years 1995, 1996, and 1997, the Company's research and development expenses totalled $864,000, $3.5 million, and $5.1 million, respectively, representing 8.6%, 12.1%, and 11.4%, respectively, of its total revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

         Competition in the market for the Company's products, and services (including products and services acquired from Medicus and RHP is intense and is expected to increase. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. The Company's competitors include other providers of health care information software and services, as well as health care consulting firms. The combined company's principal competitors include: (i) CIS Technologies, Inc., a division of National Data Corporation, Inc., and Sophisticated Software, Inc. in the market for its EDI products; (ii) Envoy Corp. and MedE AMERICA in the market for its claims processing service; (iii) Healthcare Cost Consultants, Inc., a division of CIS Technologies, and Trego Systems, Inc. in the market for its contract management products; (iv) IMNET Systems, Inc., Optika Imaging Systems, Inc. and LanVision Systems, Inc. in the market for its electronic document management products; (v) Transition Systems, Inc. and Healthcare Microsystems, Inc., a division of Health Management Systems, Inc., HCIA Inc. and MediQual Systems, Inc., a division of Cardinal Health, Inc., in the market for its decision support products; (vi) HMS and ARTRAC, a division of Medaphis in the market for its business office outsourcing services; and (vii) a subsidiary of Minnesota Mining and Manufacturing and CodeMaster, in the market for its medical records products. In addition, current and prospective customers evaluate the Company's capabilities against the merits of their existing information systems and expertise. Furthermore, major software information systems companies, including those specializing in the health care industry, not presently offering products that compete with those offered by the Company may enter the Company's markets. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the health care industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies, changes in customer requirements and political, economic or regulatory changes in the healthcare industry or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

GOVERNMENT REGULATION AND HEALTH CARE REFORM

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

         The health care industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care organizations. The Company believes that the commercial value and appeal of its products may be adversely affected if the current health care financing and reimbursement system were to reverse its current evolution to a managed care model back to a fee-for-service model. In addition, many of the Company's customers are providing services under capitated service agreements, and a reduction in the use of capitation arrangements as a result of regulatory or market changes could have a material adverse effect on the Company's business, financial condition and results of operations. During the past several years, the health care industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Certain proposals to reform the health care system have been and are being considered by Congress. These proposals, if enacted, could change the operating environment for the Company's clients in ways that cannot be predicted. Health care organizations may react to these proposals by curtailing or deferring investments, including those for the Company's products and services.

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

EMPLOYEES

         As of February 28, 1998, the Company employed 754 people, including 93 in general administration, 106 in product design, research and development quality assurance and technical support, 73 in sales and marketing and 482 in operations. None of the Company's employees is represented by a union or other collective bargaining group. The Company believes its relationship with its employees to be satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company, and their ages as of February
28, 1998, are as follows:

NAME                      AGE    POSITION
James D. Durham           51     Chairman of the Board, President and Chief Executive Officer
John V. Cracchiolo        41     Executive Vice President, Chief Financial Officer and Secretary
Suzanne J. Blumenthal     44     Executive Vice President and President, Business Office Services and Technology Division
Andrew J. Hurd            34     Executive Vice President, Business Development
Steven D. McCoy           47     Executive Vice President and President, Managed Care Division
Keith M. Roberts          33     Executive Vice President, General Counsel and Assistant Secretary
Ruthann Russo             39     Executive Vice President and President, Compliance and Education Division
Lemuel C. Stewart, Jr.    51     Executive Vice President and President, EDI Division
Joanne H. Vaul            39     Executive Vice President and President, Value Added Systems Division
Bernie J. Murphy          32     Vice President, Finance and Chief Accounting Officer


BACKGROUND

         James D. Durham founded the Company in September 1993 when he became its President and Chief Executive Officer and a director. In May 1996, Mr. Durham became Chairman of the Board. From November 1992 to December 1993, Mr. Durham served as the Chief Executive Officer of Trim Healthcare Systems, Inc., a reimbursement consulting services company. From April 1992 to April 1993, Mr. Durham served as Chief Executive Officer of Care Partners, Inc., an accounts receivable processing and funding company cofounded by Mr. Durham. From February 1986 until its acquisition by Ameritech in February 1992, Mr. Durham served as President and Chief Executive Officer of Knowledge Data Systems, Inc., a health care information systems company. Mr. Durham holds a B.S. with honors in Industrial Engineering from the University of Florida and an M.B.A. with an emphasis in Finance from the University of California, Los Angeles and is a Certified Public Accountant.

         John V. Cracchiolo joined the Company in May 1995 as its Executive Vice President, Chief Financial Officer and Secretary. Prior to joining the Company, Mr. Cracchiolo worked for PSICOR, Inc., a health care services company, serving as its Chief Financial Officer from February 1993 to May 1995, and its corporate Controller from May 1989 to February 1993. Previously, Mr. Cracchiolo worked in various management positions for software, hardware, defense contractor and personnel and professional services organizations within the health care and other industries. Mr. Cracchiolo holds a B.S. in Business Administration from California State University, Long Beach and is a Certified Public Accountant.

         Suzanne J. Blumenthal joined the Company in January 1994 as Vice President, Sales. From January 1995 to December 1995, Ms. Blumenthal served as Vice President, Business Development and in January 1996 she became Senior Vice President, Business Development. In December 1997, Ms. Blumenthal became President of the Company's Business Office Services and Technology Division. From October 1992 to December 1993, Ms. Blumenthal served as Vice President, Sales for StellarNet, a company specializing in EDI software. From March 1988 to October 1992, Ms. Blumenthal served as Western Regional Director for CSC Healthcare Systems, Inc., a division of Computer Sciences Corporation, which specializes in managed care software. Ms. Blumenthal holds a B.A. in Urban Planning from Washington University and a Master's in Healthcare Administration from George Washington University.

         Andrew D. Hurd joined the Company in January 1998 as Executive Vice President, Business Development. From November 1995 to January 1998, Mr. Hurd was Vice President, Health Care Financial Services at National Data Corporation, an EDI company. From 1988 to November 1995, Mr. Hurd was the Vice President and General Manager of Amsco International, a medical supply company. Mr. Hurd holds a B.A in Marketing and a B.S in Business Administration from Northern Arizona University.

         Steven D. McCoy joined the Company in September 1997 as a Senior Vice President. In February 1998, Mr. McCoy became the Executive Vice President and President of the Company's Managed Care Division. From July 1987 to September 1997, Mr. McCoy was the President of Healthcare Revenue Management, Inc., a managed care department outsourcing and audit services company, until that company was acquired by QuadraMed in September 1997. Mr. McCoy holds a B.S. in Computer Science from the Air Force Academy.

         Keith M. Roberts joined the Company in March 1997 as Vice President and General Counsel and became Executive Vice President, General Counsel and Assistant Secretary in February 1998. From May 1995 to March 1997, Mr. Roberts was an associate of Brobeck, Phleger & Harrison LLP, a private law firm. From September 1992 to May 1995, Mr. Roberts was an associate of Hale & Dorr, a private law firm. Mr. Roberts holds a J.D. from Stanford Law School and a B.A. in economics and philosophy from the University of Rochester.

         Ruthann Russo joined the Company in February 1998 as Executive Vice President and President, Compliance and Education Division. From May 1991 until February 1998, Ms. Russo was the Chief Executive Officer of Cabot Marsh Corporation, a health care consulting company, until that company was acquired by QuadraMed in February 1998. Ms. Russo holds a J.D. from American University and a B.A. in Liberal Arts from Dickinson College.

         Lemuel C. Stewart, Jr. joined the Company in July 1997 as its Executive Vice President and President, EDI Division. From January 1997 to June 1997, Mr. Stewart was a general manager of the Virginia-based EDI division of National Data Corporation ("NDC"), an information systems and services company for the health care and payment systems markets. From September 1986 to January 1997, Mr. Stewart was the President, Chief Operating Officer and general manager of Health Communication Services, Inc., which was acquired by NDC. Mr. Stewart holds a B.S. in Business/Finance from East Tennessee State University and an A.A. in Business from Richard Bland College of William and Mary.

         Joanne H. Vaul joined the Company in December 1995 as a Senior Vice President and became Executive Vice President and President, Value Added Systems Division in February 1998. From December 1991 until December 1995, Ms. Vaul was the Chief Operating Officer of Healthcare Design Systems, Inc., which was acquired by the Company in December 1995. Ms. Vaul holds a B.S. in Accounting and Economics as well as an M.B.A. from Widener University.

         Bernie J. Murphy joined the Company in June 1996 as Corporate Controller. In February 1998, Mr. Murphy became the Company's Vice President, Finance and Chief Accounting Officer. From July 1988 to June 1996, Mr. Murphy worked at Arthur Andersen LLP, where he served as a manager in the audit practice for the last three years of employment with that firm. Mr. Murphy holds a B.S. in Business Administration from the University of San Francisco and is a Certified Public Accountant.

ITEM 2. PROPERTIES.

         The Company's executive and corporate offices are located in Larkspur, California, in approximately 11,500 square feet of leased office space under a lease that expires in June 1998. The Company also maintains several regional offices throughout the United States. The Company believes that its facilities are adequate for its current operations.

ITEM 3. LEGAL PROCEEDINGS.

         From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Report, the Company is not a party to any legal proceedings which, if decided adversely to the Company, would, individually or in aggregate, have a material adverse effect on the Company's business, financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         A Special Meeting of the Stockholders of the Company was held on February 6, 1998 (the "Special Meeting"). The stockholders voted on a proposal to approve a series of amendments to the Company's 1996

Stock Incentive Plan (the "Plan") including (i) a 750,000 share increase in the number of shares of the Company's Common Stock available for issuance thereunder and (ii) an increase in the maximum number of shares for which any one person may receive options, separately exercisable stock appreciation rights and direct stock issuances by an additional 300,000 shares.

         The results of the voting were as follows: 4,598,012 votes in favor of the proposal, 2,450,184 votes against the proposal, 6,902 abstentions and broker nonvotes and zero votes withheld.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock has been quoted on the Nasdaq National Market since October 10, 1996 under the symbol "QMDC." The following table sets forth the range of high and low closing sales prices reported on the Nasdaq National Market for Company Common Stock for the periods indicated.

                                                                                 High            Low

         Year Ended December 31, 1996
                  Fourth Quarter (October 10, 1996 through December 31, 1996)   $13 1/2          8 9/16

         Year Ended December 31, 1997
                  First Quarter                                                  12 1/4          9 5/8
                  Second Quarter                                                 10 5/8          6 3/4
                  Third Quarter                                                  20              6 3/4
                  Fourth Quarter                                                 27 1/2         17

         Year Ended December 31, 1998
                  First Quarter (through March 30, 1998)                         35 1/4         18 15/16


         As of March 25, 1998, there were approximately 143 holders of record of the Company's Common Stock. The Company believes that the number of beneficial holders of Company Common Stock substantially exceeds this number.


DIVIDEND POLICY

         The Company has never declared or paid any cash dividends on the Common Stock. The Company currently intends to retain all future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA AND SUPPLEMENTARY DATA.

         The following selected financial data of the Company for the fiscal years ended December 31, 1993, 1994, 1995, 1996 and 1997, are derived from, and are qualified by reference to, the audited financial statements and should be read in conjunction with the consolidated financial statements and the notes thereto.


                                                                           YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------------------------
                                                         1993          1994          1995          1996          1997
                                                     --------      --------      --------      --------      --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Revenues .....................................     $    517      $  6,102      $ 10,035      $ 29,131      $ 44,926
  Loss from operations .........................         (793)       (4,780)      (18,670)         (154)      (42,569)
  Net loss .....................................         (804)       (4,865)      (18,829)         (958)      (42,573)
  Basic and diluted loss per share(1) ..........     $   (.40)       $(2.26)       $(8.10)     $  (0.26)     $  (4.91)
                                                     ========      ========      ========      ========      ========


                                                                           AS OF DECEMBER 31,
                                                     ----------------------------------------------------------------
                                                         1993          1994          1995          1996          1997
                                                     --------      --------      --------      --------      --------
                                                                           (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Working capital (deficit) ....................     $ (1,866)     $ (1,494)     $ (3,071)     $ 21,445      $ 23,578
  Total assets .................................        2,123         2,801        27,212        38,284        99,213
  Stockholders' equity (deficit) ...............         (667)       (1,457)       (9,565)       21,332        58,237


---------------

(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income per share. In February 1997, the Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which requires disclosure of basic earnings per share and diluted earnings per share and is effective for periods ending subsequent to December 15, 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         This Annual Report on Form 10-K contains forward looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors" beginning on page 24.


OVERVIEW

         QuadraMed develops, markets and sells software products and services designed to enable health care providers and payors to increase operational efficiency, improve cash flow, measure the cost of care and effectively administer managed care contracts. QuadraMed utilizes its technology solutions to offer partial and complete business office outsourcing services to hospitals, home care entities, MSOs, medical groups and other healthcare providers. QuadraMed and its subsidiaries have approximately 2,800 healthcare customers. In addition, QuadraMed has received endorsements from 13 state and regional hospital associations.

         The Company has expanded significantly since its inception in 1993, primarily through the acquisition of other businesses, products and services. Through March 1998, the Company has completed 17 acquisition transactions, three of which have been accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include historical results of entities acquired on a pooling of interests basis. The addition of historical results of acquired entities should be considered when reading the period to period comparisons for fiscal years 1995, 1996 and 1997. Additionally, reference is made to the consolidated financials statements and notes thereto for the effect of such acquisitions.

         Since December 1995, the Company has completed the following significant acquisitions:

          COMPANY ACQUIRED                       DESCRIPTION OF COMPANY ACQUIRED                 POOLING/PURCHASE     DATE ACQUIRED
Healthcare Design Systems                    Health care financial management and decision            Purchase        December 1995
                                             support software

InterMed Healthcare Systems Inc.             Client-server information systems for health care        Pooling         December 1996
                                             payors

Healthcare Recovery, Inc., doing business    Cash flow management services                            Purchase         April 1997
as Synergy HMC

Healthcare Revenue Management, Inc.          Managed care department outsourcing and audit            Purchase        September 1997
                                             services

Medicus Systems Corporation                  Health care financial management and decision            Purchase        November 1997*
                                             support software

Rothenberg Health Systems, Inc. and          Capitation management software and H.E.D.I.S.            Pooling         December 1997
Healthcare Research Affiliates, Inc.         reporting
(collectively, "Rothenberg")

Cabot Marsh Corporation                      Health care compliance and consulting company            Purchase        February 1998

-------------
* QuadraMed acquired 56.7% of the outstanding capital stock of Medicus Systems Corporation on November 9, 1997. It is anticipated that the merger of the Company and Medicus will be closed in the second quarter of 1998. See "Recent Developments -- Acquisition of Medicus Systems Corporation."

         As indicated in the table above, the acquisition of Rothenberg was accounted for on a pooling of interests basis. In accordance with pooling accounting rules, the Company's consolidated financial statements have been restated to include the historical operating results of Rothenberg for the twelve months of the 1997 and 1996 fiscal years and for the last two calendar months of 1995. As a result, the period to period comparison of the Company's operating results for fiscal years 1995 and 1996 reflect increases from 1995 to 1996 that are attributable to Rothenberg's short operating history in 1995.

         In connection with the Company's acquisition of 56.7% of Medicus in November 1997, the Company recorded a non-recurring charge of $38.5 million in the year ended December 31, 1997 related to the write-off of acquired in-process research and development. Additionally, the Company expects that acquisitions in the first quarter of 1998 will result in additional non-recurring charges related to acquired in-process research and development in the quarter ended March 31, 1998.

         In February 1997, the Company entered into an arrangement to provide EDI processing and management services to EDI USA, Inc. an organization owned and established by thirteen independent Blue Cross and Blue Shield Plans to build and operate an EDI transaction network. The Company and EDI USA, Inc. terminated this arrangement in December 1997. The Company recorded non-recurring charges of $2,492,000 for the year ended December 31, 1997, related to costs incurred in connection with the processing arrangement and the termination thereof.

         As of February 28, 1998, QuadraMed and its subsidiaries had approximately 2,800 customers, approximately 80% of which were hospitals, located in all 50 states, the District of Columbia and Canada. The Company expects to maintain a high percentage of hospital customers, but also expects its customer mix to a higher percentage of other providers, including integrated delivery health care systems ("IDSs"), as well as physicians, payors and employers. For the year ended December 31, 1995 revenues from one customer were 11%. No single customer accounted for more than 10% of the Company's revenues in 1996 and 1997.

         The Company's suite of products, called QuanTIM, may be licensed either as an integrated solution or as individual applications. The Company licenses its software products pursuant to either a one-time payment for a perpetual license with the option of purchasing support and maintenance or pursuant to annual renewable licenses. The latter method provides the Company with a recurring component to its revenues each year. Revenues from annual renewable license fees are recognized on the contract anniversary date. Revenues from perpetual software license agreements are significantly greater than license fees under contracts that have annual renewal provisions and are generally recognized upon shipment and involve one-time license fees, which can cause the Company's revenues to vary from quarter to quarter. To date, a substantial majority of customers who have purchased perpetual licenses have also purchased annual support and maintenance agreements, the revenues from which are recognized monthly.

         In addition to its software products, the Company provides business office outsourcing and cash flow management services. The Company offers partial and full outsourcing of business office functions for hospitals, physicians, home health care agencies and other providers. The Company often uses its software products in delivering these services. The focus of these services is to increase the cash flow and improve the efficiencies of business operations for health care providers. The Company also provides cash flow management services to update and organize a provider's standard billing and charge information to facilitate appropriate reimbursement for the provider. Business office outsourcing and cash flow management service revenues typically consist of fixed monthly fees plus incentive-based payments based on a percentage of dollars recovered for the provider. The monthly fees from outsourcing services are recognized as revenues on a monthly basis, and incentive fees are recognized as revenues based on the collection of accounts from payors. The Company has experienced operating margins at differing levels related to licenses and services. The service business has historically realized fluctuating margins that were significantly lower than margins associated with licenses.

         The Company capitalizes a portion of its software costs for internally developed software products. These capitalized costs relate primarily to the development of new products and the extension of applications to new markets or platforms using existing technologies. The capitalized costs are amortized on a straight-line basis over the estimated lives (usually five years) of the products, commencing when each product is available to the market.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the consolidated statement of operations of QuadraMed expressed as a percentage of total revenues.

                                                 YEAR ENDED DECEMBER 31,
                                            --------------------------------
                                              1995         1996         1997
                                            ------       ------       ------
Revenues:
     Licenses .........................       65.3%        88.8%        75.4%
     Services .........................       34.7         11.2         24.6
     Total revenues ...................      100.0        100.0        100.0
Operating expenses:
     Cost of licenses .................       38.3         35.8         29.1
     Cost of services .................       44.5         13.1         15.6
     General and administration .......       28.0         20.6         18.0
     Sales and marketing ..............       17.8         16.3         15.0
     Research and development .........        8.6         12.1         11.4
     Amortization of intangibles ......        1.0          2.6          3.5
     Non-recurring charges ............         --           --         17.4
     Write-off of acquired in-
         process research and
         development ..................      147.9           --         85.8
                                            ------       ------       ------
         Total operating expenses .....      286.1        100.5        195.8
                                            ------       ------       ------
Loss from operations ..................     (186.1)        (0.5)       (95.8)
Interest income (expense), net ........       (2.1)        (3.5)         2.6
Other income (expense), net ...........        0.5          0.7          0.3
                                            ------       ------       ------
Net loss before provision
  for income taxes ....................     (187.7)        (3.3)       (92.9)
Provision for income taxes ............         --           --          1.7
                                            ------       ------       ------
Net loss ..............................     (187.7)        (3.3)       (94.6)
                                            ======       ======       ======


Years ended December 31, 1997 and 1996

Revenues

         Licenses. License revenues increased 30.9% to $33.9 million in 1997 from $25.9 million in 1996. The increase in license revenues was due to license revenues from new customers and an increase in perpetual license agreements entered into during the latter half of 1997. Software license revenues include license, installation, consulting and post-contract support fees, third-party hardware sales and other revenues related to licensing of the Company's software products.

         Services. Service revenues increased 239.1% to $11.1 million in 1997 from $3.3 million in 1996. The increase in service revenues was due principally to new customers acquired in the Synergy acquisition in April 1997 and, to a lesser extent, new customers acquired in the acquisition of Healthcare Revenue Management, Inc. in September 1997.

Cost of Revenues

         Cost of Licenses. Cost of license revenues increased 25.2% to $13.1 million in 1997 from $10.4 million in 1996. Cost of licenses consists primarily of salaries, benefits and allocated costs related to software installations, hardware costs, customer support and royalties to third parties. As a percentage of license revenues, cost of licenses decreased to 38.5% in 1997 from 40.3% in 1996. The increase in cost of licenses was principally due to additional personnel hired during 1997 to support software installations and, to a lesser extent, increases in third-party hardware sales. The decrease in cost of licenses as a percentage of license revenues is principally due to the leveraging of costs over an increased revenue base and to a higher number of perpetual contracts entered into during 1997, which tend to have higher operating margins.

         Cost of Services. Cost of service revenues increased 82.9% to $7.0 million in 1997 from $3.8 million in 1996. Cost of services includes expenses associated with services performed in connection with business office outsourcing and cash flow management services. As a percentage of service revenues, cost of services decreased to 63.3% in 1997 from 117.4% in 1996. The increase in cost of services was principally due to additional operating costs associated with Synergy and, to a lesser extent, additional operating costs associated with Healthcare Revenue Management, Inc., acquired in April 1997 and September 1997, respectively. Cost of services as a percentage of service revenues decreased principally due to the leveraging of costs over an increased revenue base and the addition of several larger contracts in 1997, which typically have higher operating margins.

Operating Expenses

         General and Administration. General and administration expenses increased 35.2% to $8.1 million in 1997 from $6.0 million in 1996, and decreased as a percentage of total revenues to 18.0% in 1997 from 20.6% in 1996. The increase in general and administration expenses reflects costs associated with the hiring of additional senior officers in 1997 and an increase the number of offices throughout the United States. The Company also incurred significant legal and other costs during 1997 to settle certain litigation initiated in prior years.

         Sales and Marketing. Sales and marketing expenses increased 42.1% to $6.8 million in 1997 from $4.8 million in 1996, and decreased as a percentage of total revenues to 15.0% in 1997 from 16.3% in 1996. The increase in sales and marketing expenses resulted principally from the addition of sales and marketing personnel and increased advertising efforts associated with advertising in publications, creating product brochures and participating in industry conferences during 1997.

         Research and Development. Research and development expenses increased 45.3% to $5.1 million in 1997 from $3.5 million in 1996, and decreased as a percentage of total revenues to 11.4% in 1997 from 12.1% in 1996. The increase in research and development expenses is principally due to the addition of personnel. The Company capitalized $607,000, $682,000 and $425,000 of software development costs in fiscal 1997, 1996 and 1995, respectively, which represented 11.6%, 16.2% and 33.0% of total research and development expenditures in fiscal 1997, 1996 and 1995. Amortization of capitalized software development costs totaled $155,000, $47,000 and $32,000 in fiscal 1997, 1996 and 1995, respectively. The Company believes that research and development expenditures are essential to maintaining its competitive position. As a result, the Company intends to continue to make investments in the development of new products and in the further integration of acquired technologies into the Company's suite of products. The Company believes that these expenses will increase in the future, but should remain relatively constant as a percentage of total revenues, although there can be no assurance in this regard.

         Amortization of Intangibles. Amortization of intangibles increased to $1.6 million in 1997 from $766,000 in 1996. The increase in the amortization of intangibles is due to the acquisitions of Synergy in April 1997, Healthcare Revenue Management, Inc. in September 1997 and Medicus in November 1997.

         Non-Recurring Charges. The Company recorded non-recurring charges of $7.8 million in 1997. These non-recurring charges were comprised of $2.5 million related to the termination of the claims processing arrangement with EDI USA, Inc. in December 1997, $3.1 million relating to two acquisitions in 1997 (which were accounted for on a pooling of interests basis) and other charges associated with the write down of certain assets which were determined to have no future realizable value.

         Acquired In-Process Research and Development. In connection with the acquisition of 56.7% of the outstanding stock of Medicus in November 1997, the Company recorded a $38.5 million write-off related to acquired in-process research and development that had not achieved technological feasibility and had no alternative future use.

         Interest Income (Expense). Interest income increased to $1.2 million in 1997 compared to interest expense of $1.0 million in 1996. The increase in interest income resulted from interest earned on higher cash balances, resulting from the Company's initial public offering of common stock in October 1996 and follow-on common stock offering in October 1997. The Company's public equity offerings raised net proceeds of approximately $26.4 million and $57.3 million, respectively. Interest expense in 1996 was principally the result of debt the Company incurred in connection with the acquisition of Healthcare Design Systems, Inc. and for working capital purposes.

         Provision for Income Taxes. The Company recorded a provision for income taxes of $788,000 in 1997 compared to no provision in 1996. The provision for income taxes in 1997 relates to state and alternative minimum tax liabilities of the Company. For financial reporting purposes, a 100% valuation allowance of $12.0 million and $7.3 million has been recorded against the Company's deferred tax assets in 1997 and 1996, respectively, under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Years ended December 31, 1996 and 1995

Revenues

         Licenses. License revenues increased 295.0% to $25.9 million in 1996 from $6.5 million in 1995. The significant increase in license revenues was due principally to sales associated with businesses acquired in pooling transactions that are included in revenues for 1996 and, to a lesser extent, an increase in new customers.

         Services. Service revenues decreased 6.4% to $3.3 million in 1996 from $3.5 million in 1995. The decline in service revenues reflects a decrease in the number of customers using the Company's accounts receivable management services, which were comprised of projects with a defined service period, as a result of certain projects that expired and were not replaced with other service contracts.

Cost of Revenues

         Cost of Licenses. Cost of license revenues increased 171.5% to $10.4 million in 1996 from $3.8 million in 1995. This increase is principally due to the cost of licenses associated with the Rothenberg business (which was acquired in a pooling transaction) and to an increase in the number of software license installations during 1996. As a percentage of license revenues, cost of licenses decreased to 40.3% in 1996 from 58.6% in 1995. The decrease in cost of licenses as a percentage of license revenues reflects the significant increase in license revenues with higher operating margins during 1996.

         Cost of Services. Cost of service revenues decreased 14.3% to $3.8 million in 1996 from $4.5 million in 1995. As a percentage of service revenues, cost of services decreased to 117.4% in 1996 from 128.2% in 1995. The decline in cost of services and as a percentage of service revenues reflects a decrease in the number of service personnel.

Operating Expenses

         General and Administration. General and administration expenses increased 113.5% to $6.0 million in 1996 from $2.8 million in 1995. The increase in general and administration expenses is due to expenses associated with businesses acquired in pooling transactions, the addition of personnel associated with the Healthcare Design Systems acquisition in December 1995 and higher communication and travel costs associated with establishing an office on the East Coast. As a percentage of total revenues, general and administration expenses decreased to 20.6% in 1996 from 28.0% in 1995.

         Sales and Marketing. Sales and marketing expenses increased 166.3% to $4.8 million in 1996 from $1.8 million in 1995. The increase in sales and marketing expenses resulted primarily from the addition of sales personnel and project managers in connection with acquisitions and is attributable in part to increased advertising expenditures during 1996. As a percentage of total revenues, sales and marketing expenses declined to 16.3% in 1996 from 17.8% in 1995.

         Research and Development. Research and development expenses increased 307.2% to $3.5 million in 1996 from $864,000 in 1995. The increase in research and development expenses represents a significant increase in the number of personnel dedicated to the development and enhancement of the Company's products. As a percentage of total revenues, research and development expenses increased to 12.1% in 1996 from 8.6% in 1995.

         Amortization of Intangibles. Amortization of goodwill increased to $766,000 in 1996 from $102,000 in 1995. The increase in amortization is primarily the result of amortization of goodwill associated with the acquisition of Healthcare Design Systems in December 1995 and amortization previously associated with Rothenberg, which was not included in the Company's results of operations until November 1995.

         Acquired In-Process Research and Development. In 1995, the Company recorded a $6.2 million write-off related to acquired in-process research and development that had not achieved technological feasibility and had no alternative future use. In addition, Rothenberg recorded a write-off of $8.6 million associated with acquired in-process research and development during 1995.

LIQUIDITY AND CAPITAL RESOURCES

         In October 1996, the Company completed its initial public offering of common stock, which resulted in net proceeds to the Company of approximately $26.4 million. In October 1997, the Company completed a follow-on offering of common stock, which resulted in net proceeds to the Company of approximately $57.3 million.

         At December 31, 1997, the Company had $43.7 million of cash and cash equivalents, $1.0 million of short-term investments and $23.6 million in net working capital. Net cash used in operating activities was $1.8 million, $218,000 and $4.0 million in the years ended December 31, 1997, 1996 and 1995, respectively. Net cash used in operating activities in fiscal year 1997 was principally attributable to the Company's net loss in 1997, a substantial portion of which was comprised of a non-cash charge to write-off acquired in-process research and development related to the Medicus acquisition in November 1997. Net cash used in operating activities in fiscal year 1996 was principally attributable to investments in the Company's infrastructure and net cash used in operating activities in fiscal year 1995 was principally attributable to a net loss by the Company.

         Net cash used in investing activities was $29.9 million, $2.9 million and $893,000 in the years ended December 31, 1997, 1996 and 1995, respectively. Investing activities in fiscal year 1997 primarily included cash paid for the Medicus and Synergy acquisitions, purchases of equipment and the capitalization of computer software development costs. Investing activities in fiscal years 1996 and 1995 related to additions to capital equipment and the capitalization of computer software development costs.

         Net cash provided by financing activities was $54.6 million, $12.2 million and $14.7 million in the years ended December 31, 1997, 1996 and 1995, respectively. Net cash provided by financing activities in fiscal year 1997 included $57.3 million in proceeds from the Company's follow-on common stock offering in October 1997, which was partially offset by the repayment of notes payable in connection with the November 1997 acquisition of Medicus. Net cash provided by financing activities in fiscal year 1996 included proceeds from the issuance of convertible preferred stock and proceeds from the Company's initial public offering, which proceeds were offset by repayment of notes payable. Net cash provided by financing activities in fiscal year 1995 included borrowings related to notes payable and contributed capital to Rothenberg.

         In April 1997, Medicus entered into an agreement with a bank that provided for a secured revolving line of credit up to a maximum of $2,500,000. There were no outstanding balances at December 31, 1997. The line of credit agreement was terminated by the Company in January 1998.

         In July 1997, the Company entered into an unsecured line of credit arrangement to borrow up to $5,000,000 at the bank's prime rate. The line of credit expires in July 1998 and contains certain financial and non-financial restrictions, including among others, maintaining a minimum quick ratio, minimum tangible net worth and a minimum ratio of total liabilities to tangible net worth. The Company was not in compliance with certain of these covenants at December 31, 1997; however, the Company received a waiver from the bank for noncompliance with such financial covenants. There were no outstanding balances at December 31, 1997.

YEAR 2000 COMPLIANCE

         Many computer systems experience problems processing dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer systems and the compliance of its computer products and software sold to customers to address any year 2000 issues. The Company expects to implement successfully the systems and programming changes necessary to address the year 2000 issues and does not believe that the cost of such actions will have a material adverse effect on the Company's business, results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on its business, financial condition and results of operations.

         The Company has designed and tested the most current versions of its products to be year 2000 compliant. A significant number of the Company's customers are running product versions that are not year 2000 compliant. While the Company has been encouraging such customers to migrate to current product versions, it is possible that the Company may experience increased expenses in addressing migration issues and may lose customers. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in the material costs to the Company. Some commentators have stated that significant amounts of litigation will arise out of year 2000 compliance issues. Because of the unprecedented nature of such litigation it is uncertain whether or to what extent the Company may be affected by it.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which was adopted by the Company in the quarter ended December 31, 1997, and in accordance with this standard all prior periods presented have been restated to conform to its provisions. Under the new requirements for calculating earnings per share, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the dilutive computation only if their effect is anti-dilutive. As the Company recorded a net loss in each of the three years in the period ended December 31, 1997, no common equivalent shares are included in diluted weighted average common shares outstanding.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The adoption of this statement will not have a material impact on the Company's results of operations or financial position.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement establishes standards for reporting selected segment information quarterly and to report entity-wide disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement will not have a material impact on the Company's results of operations or financial position.

CERTAIN FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

         In addition to other information in this Annual Report on Form 10-K, the following are important factors that should be considered in evaluating the Company and its business.

History of Operating Losses; Uncertain Profitability

         The Company incurred net losses of $18.8 million, $958,000 and $42.5 million for the years ended December 31, 1995, 1996 and 1997, respectively, and as of December 31, 1997 had an accumulated deficit of $69.3 million. Although the Company recorded net income of $153,000 and $1.4 million for the years ended December 31, 1996 and December 31, 1997, respectively, these results do not include the effect of the Medicus Merger and the Rothenberg Merger. On a pro forma basis, after giving effect to the Rothenberg Merger and the Company's acquisition of the Synergy Companies, Health Resource Management and Medicus, the Company's net loss for the years ended December 31, 1996 and 1997 would have been $9.2 million and $51.7 million, respectively. In connection with its acquisitions, the Company has and will incur significant non-recurring charges and will be required to amortize significant expenses related to goodwill and other intangible assets in future periods. There can be no assurance that the Company will be able to achieve or sustain revenue growth or profitability on a quarterly or annual basis.

Potential Variability in Quarterly Operating Results

         The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including the following: integration of acquired businesses, variability in demand for the Company's products and services; the number, timing and significance of announcements and releases of product enhancements and new products by the Company and its competitors; the timing and significance of announcements concerning the Company's present or prospective strategic alliances; the termination of, or a reduction in, offerings of the Company's products and services; the loss of customers due to consolidation in the health care industry; delays in product delivery requested by customers; the length of the sales cycle or the timing of sales; the amount of new potential contracts at the beginning of any particular quarter; customer budgeting cycles and changes in customer budgets; investments by the Company in marketing, sales, research and development, and administrative personnel necessary to support the Company's anticipated operations; marketing and sales promotional activities; software defects and other quality factors; and general economic conditions.

         The timing of customer purchases is difficult to predict given the complex procurement decision process associated with most health care providers and payors. As a result, the Company typically experiences sales cycles that extend over several quarters for new customers. The Company expects that these factors will continue to result in variations in quarterly revenues and operating results. Moreover, the Company's operating expense levels, which will increase with the addition of acquired businesses are relatively fixed. If revenues are below expectations, net income is likely to be disproportionately adversely affected. Further, it is likely that in some future quarter the Company's revenues or operating results will be below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially adversely affected.

Integration of Acquired Companies into the Company

         The Company has entered into merger agreement with Medicus and completed the Rothenberg Merger with the expectation that the Medicus Merger and the Rothenberg Merger will result in certain benefits to the Company as the combined company. Realizing the benefits of the Medicus Merger and the Rothenberg Merger will depend in part upon the successful integration of the businesses, products and employees of the Company, Rothenberg and Medicus in an efficient manner, and there can be no assurance that such integration will not entail substantial costs, delays or other problems or that such integration will be successfully completed. Combining the companies will divert the attention of management from other matters and will result in significant operational and administrative expense. Any difficulties encountered in the integration process could have a material adverse effect on the revenues and operating results of the Company. In addition, the process of combining the companies could cause the interruption of, or a disruption in, the business activities of the constituent companies, which could have a material adverse effect on the operations and financial performance of the Company. Even if these companies are successfully integrated into the Company, the acquired operations may not achieve sales, productivity and profitability commensurate with the Company's historical operating results or with projected results of the Company and financial analysts and investors. Failure to achieve such projected results would have a material adverse effect on the Company's financial performance, and in turn, on the market value of the Company Common Stock. QuadraMed will incur a significant amortization expense in future periods as a result of the Medicus acquisition. There can be no assurance that the Company will realize any of the anticipated benefits of the Medicus Merger and the Rothenberg Merger or that such acquisitions will enhance the Company's business or financial performance.

Dependence on Acquisitions Strategy

         The Company intends to continue to expand in substantial part through acquisitions of products, technologies and businesses. The Company's ability to expand successfully through acquisitions depends on many factors, including the successful identification and acquisition of products, technologies or businesses and management's ability to effectively negotiate and consummate acquisitions and integrate and operate the new products, technologies or businesses. There is significant competition for acquisition opportunities in the Company's industry, which may intensify due to increasing consolidation in the health care industry, thereby increasing the costs of capitalizing on acquisition opportunities. The Company competes for acquisition opportunities with other companies that have significantly greater financial and management resources than the Company. The inability to successfully identify appropriate acquisition opportunities, consummate acquisitions or successfully integrate acquired products, technologies, operations, personnel or businesses could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, acquisitions may divert management's attention from other business concerns, expose the Company to the risks of entering markets in which it has no direct prior experience or to risks associated with the market acceptance of acquired products and technologies, or result in the loss of key employees of the Company or the acquired company. Moreover, acquisitions (including the Medicus Merger and the Rothenberg Merger) by the Company in November and December 1997 may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and the recognition of amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with Acquisitions; Need to Manage Changing Operations

         Acquisitions, including the Medicus Merger and the Rothenberg Merger, involve a number of special risks including, without limitation, managing geographically dispersed operations, failure of the acquired business to achieve expected results, failure to retain key personnel of the acquired business, inability to integrate the new business into existing operations and risks associated with unanticipated events or liabilities, potential increases in stock compensation expense and increased compensation expense resulting from newly hired employees, the assumption of unknown liabilities and potential disputes with the sellers of one or more acquired entities, all of which could have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, customer dissatisfaction or performance problems at a single acquired company could have an adverse effect on the Company's reputation and its sales and marketing initiatives. With the addition of the Medicus and RHP businesses, the Company's anticipated future operations may place a strain on its management systems and resources. The Company expects that it will be required to continue to improve its financial and management controls, reporting systems and procedures, and will need to expand, train and manage its work force. There can be no assurance that the Company will be able to effectively manage these tasks, and the failure to do so could have a material adverse effect on its business, financial condition and results of operations.

Dependence on Key Personnel

         The Company's performance also depends in significant part upon the continued service of its executive officers, its product managers and other key sales, marketing, and development personnel. The loss of the services of any of its executive officers or the failure to hire or retain other key employees could have a material adverse effect on the Company's business, financial condition and results of operations. Additions of new, and departures of existing, personnel can be disruptive and could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Related to Hospital and Managed Care Markets; Uncertainty in the Health Care Industry

         A substantial portion of the Company's revenues have been and are expected to be derived from the sale of software products and services to hospitals. Consolidation in the health care industry, particularly in the hospital and managed care markets, could cause a decrease in the number of potential purchasers of the Company's products and services or the loss of one or more of the Company's significant customers, insofar as customers may be acquired by another company that uses products or services provided by a competitor of the Company. Any of these occurrences could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the decision to purchase the Company's products often involves the approval of several members of management of a hospital or health care provider. Consequently, it is difficult for the Company to predict the timing or outcome of the buying decisions of customers or potential customers.

         The health care industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care organizations. The Company believes that the commercial value and appeal of its products may be adversely affected if the current health care financing and reimbursement system were to reverse its current evolution to a managed care model back to a fee-for-service model. In addition, many of the Company's customers are providing services under capitated service agreements, and a reduction in the use of capitation arrangements as a result of regulatory or market changes could have a material adverse effect on the Company's business, financial condition and results of operations. During the past several years, the health care industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Certain proposals to reform the health care system have been and are being considered by Congress. These proposals, if enacted, could change the operating environment for the Company's clients in ways that cannot be predicted. Health care organizations may react to these proposals by curtailing or deferring investments, including those for the Company's products and services.

         Changes in current health care financing and reimbursement systems could result in the need for unplanned product enhancements, in delays or cancellations of product orders or shipments or in the revocation of endorsement of the Company's products by hospital associations or other customers. Any of these occurrences could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, many health care providers are consolidating to create integrated health care delivery systems with greater regional market power. As a result, these emerging systems could have greater bargaining power, which may lead to price erosion of the Company's products. The failure of the Company to maintain adequate price levels would have a material adverse effect on the Company's business, financial condition and results of operations. Other market-driven reforms could also have unpredictable effects on the Company's business, financial condition and results of operations.

Highly Competitive Market

         Competition in the market for the Company's products and services (including products and services acquired from Medicus and RHP is intense and is expected to increase. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. The Company's competitors include other providers of health care information software and services, as well as health care consulting firms. The combined company's principal competitors include: (i) CIS Technologies, Inc., a division of National Data Corporation, Inc., and Sophisticated Software, Inc. in the market for its EDI products; (ii) Envoy Corp. and MedE AMERICA in the market for its claims processing service, (iii) Healthcare Cost Consultants, Inc., a division of CIS Technologies, Inc., and Trego Systems, Inc. in the market for its contract management products; (iv) IMNET Systems, Inc., Optika Imaging Systems, Inc. and LanVision Systems, Inc. in the market for its electronic document management products; (v) Transition Systems, Inc. and Healthcare Microsystems, Inc., a division of Health Management Systems Inc., HCIA Inc. and MediQual Systems, Inc., a division of Cardinal Health, Inc., in the market for its decision support products. (vi) HMS and ARTRAC, a division of Medaphis in the market for its business office outsourcing services; and (vii) a subsidiary of Minnesota Mining and Manufacturing and CodeMaster, in the market for its medical records products. In addition, current and prospective customers evaluate the Company's capabilities against the merits of their existing information systems and expertise. Furthermore, major software information systems companies, including those specializing in the health care industry, not presently offering products that compete with those offered by the Company may enter the Company's markets. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the health care industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies, changes in customer requirements and political, economic or regulatory changes in the health care industry or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

New Product Development and System Enhancement

         The Company's performance will depend in large part upon the Company's ability to provide the increasing functionality required by its customers through the timely development and successful introduction of new products and enhancements to its existing suite of products. The Company has historically devoted significant resources to product enhancements and research and development and believes that significant continuing development efforts will be required to sustain its operations and integrate the products and technologies of acquired businesses. There can be no assurance that the Company will successfully or in a timely manner develop, acquire, integrate, introduce and market new product enhancements or products, or that product enhancements or new products developed by the Company will meet the requirements of hospitals or other health care providers and payors and achieve or sustain market acceptance.

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

         Substantial litigation regarding intellectual property rights exists in the software industry, and the Company expects that software products may be increasingly subject to third-party infringement claims as the number of competitors in the Company's industry segment grows and the functionality of products overlaps. Although the Company believes that its products do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. In addition, any claim may require the Company to incur substantial litigation expenses or subject the Company to significant liabilities and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has received notice of a claim filed with the United States Trademark Appeal Board for the cancellation of its registered QuanTIM(R) trademark, and also has recently received a letter from a separate third party challenging this trademark. There can be no assurance that the Company will be successful in its defense of these or similar claims.

Risk of Product Defects; Failure to Meet Performance Criteria

         Products such as those offered by the Company frequently contain errors or failures, especially when initially introduced or when new versions are released. Although the Company conducts extensive testing, software errors have been discovered in certain enhancements and products after their introduction. There can be no assurance that, despite testing by the Company and by current and potential customers, errors or performance failures will not occur in these products under development or in other enhancements or products after commencement of commercial shipments, resulting in loss of revenues and customers, delay in market acceptance, diversion of development resources, damage to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect upon its business, financial condition and results of operations.

Year 2000

         Many computer systems have experienced or will experience problems processing dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer systems and the compliance of its computer products and software sold to customers for addressing the year 2000 issues. The Company expects to implement successfully the systems and programming changes necessary to address the year 2000 issues and does not believe that the cost of such actions will have a material adverse effect on the Company's business, results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on its business, financial condition and results of operations.

         The Company has designed and tested the most current versions of its products to be year 2000 compliant. A significant number of the Company's customers are running product versions that are not year 2000 compliant. While the Company has been encouraging such customers to migrate to current product versions, it is possible that the Company may experience increased expenses in addressing migration issues and may lose customers. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in the material costs to the Company. Some commentators have stated that significant amounts of litigation will arise out of year 2000 compliance issues. Because of the unprecedented nature of such litigation it is uncertain whether or to what extent the Company may be affected by it.

Risk of Interruption of Data Processing

         The Company currently processes substantially all its customer data at its facilities in Larkspur, California and Neptune, New Jersey. While the Company backs up its data nightly and has safeguards for emergencies such as power interruption or breakdown in temperature controls, it has no mirror processing site to which processing could be transferred in the case of a catastrophic event at either of these facilities. The occurrence of a major catastrophic event at either the Larkspur or the Neptune facility could lead to an interruption of data processing and could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Related to Outsourcing Business

         The Company provides compliance, consulting and business office outsourcing services, including the billing and collection of receivables. The infrastructure for the Company's outsourcing business was acquired by the Company. In addition, the Company often uses its software products to provide outsourcing services. As a result, the Company has not been required to make significant capital expenditures in order to service existing outsourcing contracts. However, if the Company experiences a period of substantial expansion in its outsourcing business, it may be required to make substantial investments in capital assets and personnel, and there can be no assurance that it will be able to assess accurately the investment required and negotiate and perform in a profitable manner any of the outsourcing contracts it may be awarded. The Company's failure to estimate accurately the resources and related expenses required for a project or its failure to complete its contractual obligations in a manner consistent with the project plan upon which a contract was based could have a material adverse effect on its business, financial condition and results of operations. In addition, the Company's failure to meet a client's expectations in the performance of its services could damage the Company's reputation and adversely affect its ability to attract new business. Finally, the Company could incur substantial costs and expend significant resources correcting errors in its work, and could possibly become liable for damages caused by these errors.

Government Regulation

         The United States Food and Drug Administration (the "FDA") is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act. Computer products are subject to regulation when they are used or are intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. The FDA could determine in the future that any predictive aspects of the Company's products make them clinical decision tools subject to FDA regulation. Compliance with these regulations could be burdensome, time consuming and expensive. The Company also could become subject to future legislation and regulations concerning the development and marketing of health care software systems. Such legislation could increase the cost and time necessary to market new products and could affect the Company in other respects not presently foreseeable. The Company cannot predict the effect of possible future legislation and regulation.

         The confidentiality of patient records and the circumstances under which such records may be released for inclusion in the Company's databases are subject to substantial regulation by state governments. These state laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance with these laws and regulations is at present principally the responsibility of the hospital, physician or other health care provider, regulations governing patient confidentiality rights are evolving rapidly. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal levels. This legislation may require holders of such information to implement security measures that may require substantial expenditures by the Company. There can be no assurance that changes to state or federal laws will not materially restrict the ability of health care providers to submit information from patient records using the Company's products.

Risk of Product-Related Claims

         Certain of the Company's products and services relate to the payment, collection, coding and billing of health care claims and the administration of managed care contracts. Any failure by employees of the Company or by the Company's products to accurately assess, process or collect such claims could result in claims against the Company by its customers. The Company has been and currently is involved in claims for money damages related to services provided by its accounts receivable management business. The Company maintains insurance to protect against certain claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company that is in excess of, or excluded from, its insurance coverage could have a material adverse effect on its business, financial condition and results of operations. Even unsuccessful claims could result in the Company's expenditure of funds in litigation and management time and resources. There can be no assurance that the Company will not be subject to material claims in the future, that such claims will not result in liability in excess of the Company's insurance coverage, that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates. In addition, if liability of the Company were to be established, substantial revisions to its products could be required that may cause it to incur additional unanticipated research and development expenses.

Risks Associated with Certain Investments

         The Company has made, and may continue to make in the future, certain investments in which it obtains a minority equity interest in certain early stage companies. The Company does not have the ability to control the operations of any of these companies. Investing in early stage companies is subject to certain significant risks, and there can be no assurance that any of these companies will be successful or achieve profitability or that the Company will ever realize a return on its investments. In addition, to the extent any of such companies fail or become bankrupt or insolvent, the Company may be required to record a total loss on its investment, which could have a material adverse effect on its results of operations during a particular reporting period.

Potential Effect of Anti-Takeover Provisions

         Certain provisions of Delaware law applicable to the Company could have the effect of delaying, deterring or preventing a change in control of the Company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. In addition, the Company's Certificate of Incorporation and Bylaws contain certain provisions that could discourage potential takeover attempts and make attempts by stockholders to change management more difficult. The Company's Board of Directors is classified into three classes of directors serving staggered, three-year terms and has the authority without action by the Company's stockholders to fix the rights and preferences and issue shares of preferred stock, and to impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions. The Company's Certificate of Incorporation provides that directors may be removed only by the affirmative vote of the holders of two-thirds of the shares of capital stock of the Company entitled to vote. Any vacancy on the Board of Directors may be filled only by vote of the majority of directors then in office. Further, the Company's Certificate of Incorporation provides that any "Business Combination" (as therein defined) requires the affirmative vote of two-thirds of the shares entitled to vote, voting together as a single class. These provisions, and certain other provisions of the Certificate of Incorporation which may have the effect of delaying proposed stockholder actions until the next annual meeting of stockholders, could have the effect of delaying or preventing a tender offer for the Company's Common Stock or other changes of control or management of the Company, which could adversely affect the market price of the Company Common Stock.

Shares Eligible for Future Sale

         Future sales of Common Stock by existing stockholders under Rule 144 and Rule 701 of the Securities Act and through the exercise of outstanding registration rights could have an adverse effect on the price of the Company's Common Stock. As of March 31, 1998, approximately 1,400,000 shares are available for sale in the public market subject to compliance with Rule 144 or 701. In addition, certain existing stockholders have rights under certain circumstances to require the Company to register their shares for future sale.

         During the second quarter of 1998, the Company will complete a merger with Medicus. In connection with such merger, the Company may issue up to

1,800,000 shares of Common Stock pursuant to the Medicus Merger Agreement. Such shares will be registered pursuant to a Registration Statement on Form S-4 and will be freely tradeable. In addition, the Company issued warrants to certain selling stockholders of Medicus to purchase 972,224 shares of Common Stock in November 1997 (the "Warrants"). In December 1997, the Company issued 1,588,701 shares of Common Stock in connection with the Rothenberg Merger. All of such shares of Common Stock issued in connection with the Rothenberg Merger and all shares of Common Stock underlying Warrants will be registered for resale pursuant to a Registration Statement on Form S-3 and will be freely tradeable. As a result of the issuance of stock in the Rothenberg Merger and Medicus Merger, substantial sales of the Company's Common Stock could occur immediately after the registration of such equity securities.

         Sales of a substantial number of the aforementioned shares of the Company's Common Stock would adversely affect or cause substantial fluctuations in the market price of the Company's Common Stock and impair and Company's ability to raise additional capital through the sale of its securities. Sales of substantial amounts of Common Stock in the public market under Rule 144 or Rule 701 under the Securities Act, or otherwise, or the perception that such sales could occur, may adversely affect prevailing market prices of the Common Stock and could impair the future ability of the Company to raise capital through an offering of its equity securities.

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

ITEM 8. FINANCIAL STATEMENTS.

         The Company's Consolidated Financial Statements are located on the pages indicated below:

                                                                                                              Page

         Report of Arthur Andersen LLP, Independent Public Accountants....................................    F-1
         Report of Deloitte & Touche LLP, Independent Auditors............................................    F-2
         Consolidated Balance Sheets as of December 31, 1996 and 1997.....................................    F-3
         Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997.......    F-4
         Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the years ended
           December 31, 1995, 1996 and 1997...............................................................    F-5
         Consolidated Statements of Cash Flows for the years ended December 31, 1995,
           1996 and 1997..................................................................................    F-6
         Notes to Consolidated Financial Statements.......................................................    F-7


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about June 1, 1998. The information concerning the Company's executive officers required by this item is incorporated by reference to the section of Part I hereof entitled "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about June 1, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about June 1, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about June 1, 1998.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a) The following documents are filed as a part of this Annual Report on Form 10-K:


         1.       Financial Statements.

                  The consolidated financial statements contained herein are as listed on the "Index" on page 37.


         2.       Financial Statement Schedule.

                  Reference is made to Schedule II following the signature pages hereto.

         3. Exhibits. Reference is made to Item 14(c) of this Annual Report on Form 10-K.


(b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the last quarter of the fiscal year covered by this Annual Report on Form 10-K:

                           On October 10, 1997, the Company filed a current
                  Report on Form 8-K dated September 29, 1997, in which it reported the acquisition and merger of Healthcare Revenue Management, Inc. ("HRM"). An amendment thereto on Form 8-K/A was filed on March 10, 1998. The financial statements required to be filed were incorporated by reference from pages F-28 through F-41 of the Company's Registration Statement on Form S-3 (No.333-36189) as filed with the Securities and exchange Commission (the "Commission") on September 23, 1997 and amended by Amendment No. 1 and No. 2 thereto filed with the Commission on October 1, 1997 and October 15, 1997, respectively, and included the following historical financial statements with respect to HRM:

                           (i) Balance Sheet as of December 31, 1996, 1995 and 1994 and the related Statements of Operation, Changes in Stockholders' Equity and Cash Flows for each of the three years ended December 31, 1996, 1995 and 1994.

                  The Company also filed the following pro forma financial statements in connection with the above filings:

                           (i) Condensed Combined Balance Sheet of the Company, HRM and the Synergy Companies as of June 30, 1997, and the Condensed Combined Statements of Operations of the Company and HRM for the year ended December 31, 1996 and the six months ended June 30, 1997, and the Condensed Combined Statements of Operations of The Synergy Companies for the year ended December 31, 1996 and the three months ended March 31, 1997.


                           On November 21, 1997, the Company filed a current
                  Report on Form 8-K dated November 9, 1997, in which it reported that it had acquired 56.7% of the outstanding capital stock of Medicus Systems Corporation and entered into a definitive agreement with Medicus to acquire the remaining outstanding shares of Medicus Common Stock. An amendment thereto on Form 8-K/A was filed on December 24, 1997. In connection with such filings, the Company provided the following historical financial statements with respect to
                  Medicus:

                           (i) Balance Sheet as of May 31, 1997 and 1996 and the related Statements of Operation, Changes in Stockholders' Equity and Cash Flows for each of the three years ended May 31, 1997; and

                           (ii) Balance Sheet as of August 31, 1997 and the related Statements of Operations and Cash Flows for the three months ended August 31, 1997 and 1996, respectively.

                  The Company also filed the following pro forma financial statements in connection with the above filings:

                           (i) Consolidated Balance Sheet as of September 30, 1997, and Statements of Operations for the nine months ended September 30, 1997 and the year ended December 31, 1996.

                           On January 13, 1998, the Company filed a current
                  Report on Form 8-K dated December 29, 1997, in which it reported that it had acquired the business of Resource Health Partners, L.P.


(c)      Exhibits.

        2.1 Assets Purchase Agreement dated December 31, 1995, by and among QuadraMed Corporation, a Delaware corporation and California corporation.(1)

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

         2.10 Agreement and Plan of Reorganization by and between QuadraMed Corporation and Medicus Systems Corporation, dated as of November 9, 1997.(5)

         2.11 Amendment No. 1 to Agreement and Plan of Reorganization, dated as of February 26, 1998.

         2.12 Amendment No. 2 to Agreement and Plan of Reorganization, dated as of March 24, 1998.

         2.13 Acquisition Agreement and Plan of Merger dated as of December 29, 1997, by and among QuadraMed Corporation and Resource Health Partners, L.P. (6)

         2.14 Acquisition Agreement and Plan of Merger dated as of February 2, 1998, by and among QuadraMed Corporation and Cabot Marsh Corporation. (7)

         3.1      Reserved.

         3.2 Second Amended and Restated Certificate of Incorporation of the Company.(1)

         3.3      Reserved.

         3.4      Amended and Restated Bylaws of the Company.(1)

         4.1      Reference is made to Exhibits 3.2 and 3.4.(1)

         4.2      Form of Common Stock certificate.(1)

         4.3 Form of Exchange Agreement dated March 16, 1994, by and among the Company, THCS Holding, Inc. and certain stockholders listed on Schedule A thereto.(1)

         4.4       Reserved.

         4.5       Reserved.

         4.6       Reserved.

         4.7 Amended and Restated Agreement Regarding Adjustment Shares dated June 25, 1996, by and among the Company, QuadNet Corporation and the individuals listed on Schedule A thereto.(1)

         4.8 Amended and Restated Shareholder Rights Agreement dated June 25, 1996, by and between the Company and the investors listed on Schedule A thereto.(1)

         4.9 Stock Purchase Warrant dated September 27, 1995 issued to James D. Durham and amendment #1 thereto dated July 10, 1997.
                  (8)

         4.10     Reserved.

         4.11     Form of Warrant to Purchase Common Stock.(1)

         4.12 Registration Rights Agreement dated December 5, 1996, by and between the Company and the investors listed on Schedule A thereto.(8)

       4.13 Registration Rights Agreement, dated as of December 29, 1997, by and among QuadraMed Corporation, Resource Health Partners, L.P. and certain stockholders. (6)

      10.1        1996 Stock Incentive Plan of the Company.(1)

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

      10.8        Reserved.

      10.9        Reserved.


      10.10 Stock Purchase Agreement dated March 3, 1994, by and between the Company and James D. Durham.(1)

      10.11       Reserved.

      10.12       Reserved.

      10.13       Reserved.

      10.14       Reserved.

      10.15 Credit Terms and Conditions dated July 2, 1997, by and between Imperial Bank and the Company, with addendum thereto. (8)

      10.16       Reserved.

      10.16.1     Reserved.

      10.17       Reserved.

      10.18       Reserved.

      10.19       Reserved.

      10.20       Reserved.

      10.21       Reserved.

      10.22       Reserved.

       10.23      Reserved.

       10.24      Reserved.

       10.25      Reserved.

       10.26      Reserved.

       10.27      Reserved.

       10.28      Reserved.

       10.29      Reserved.

       10.30      Reserved.

       10.31      Reserved.

       10.32      Reserved.

       10.32      Reserved.

       10.34      Reserved.

       10.35      Reserved.

       10.36      Reserved.

       10.37      Reserved.

       10.38      Reserved.

       10.39 Letter dated July 1, 1997 from the Company to Lemuel C. Stewart, Jr. regarding terms of employment.(9)

       10.40 Form of Stock Purchase Agreement dated as of November 9, 1997 by and among QuadraMed Corporation and certain stockholders of Medicus Systems Corporation.(5)

       10.41 Form of Stock Purchase Warrant dated as of November 9, 1997 issued to certain stockholders of Medicus (including as Appendix A to Exhibit 10.40).(5)

       10.42 Letter dated November 1, 1997 from the Company to James D. Durham, regarding terms of employment.(5)

       10.43 Letter dated November 13, 1997 from the Company to John V. Cracchiolo, regarding terms of employment.(5)

       10.44      Reserved.

       10.45 Letter dated January 15, 1998 from the Company to Andrew J. Hurd, regarding terms of employment.

       10.46 Employment Agreement dated September 29, 1997 by and between Steven D. McCoy and the Company.

       10.47 Letter dated March 17, 1998 from the Company to Keith M. Roberts regarding terms of employment.

       10.48 Employment Agreement dated February 4, 1998 by and between Ruthann Russo and the Company.

       21         List of Subsidiaries of the Registrant

       23.1       Consent of Arthur Andersen LLP, Independent Public
                  Accountants.

       23.2       Consent of Deloitte & Touche LLP, Independent Auditors.

       24.1       Power of Attorney (see page II-5).

       27.1       Financial Data Schedule for the Year Ended 12/31/1997.

       27.2       Financial Data Schedule for the Year Ended 12/31/1996.

       27.3       Financial Data Schedule for the Year Ended 12/31/1995.

--------------------


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

     (3) Incorporated herein by reference from the exhibit with the same number to the Company's Current Report on Form 8-K, as filed with the Commission on May 9, 1997, as amended on July 8, 1997 and March 10, 1998.

     (4) Incorporated herein by reference from the exhibit with the same number to the Company's current report on Form 8-K, as filed with the Commission on October 10, 1997, as amended on March 10, 1998.

     (5) Incorporated by reference from the exhibit with the same number to the Company's Current Report on Form 8-K, as filed with the commission on November 21, 1997.

     (6) Incorporated herein by reference from Exhibit 2.11 to the Company's current report on Form 8-K, as filed with the Commission on January 13, 1998.

     (7) Incorporated herein by reference from Exhibit 2.12 to the Company's current report on Form 8-K, as filed with the Commission on February 18, 1998.

     (8) Incorporated herein by reference from the exhibit with the same number to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997, as filed with the Commission on August 14, 1997, as amended September 4, 1997.

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

                                        QUADRAMED CORPORATION


Date:  March 31, 1998                   By: /s/ JAMES D. DURHAM
                                           -------------------------------------
                                                James D. Durham
                                                Chairman of the Board, President
                                                and Chief Executive Officer
                                                (Principal Executive Officer)

                                        By: /s/ JOHN V. CRACCHIOLO
                                           -------------------------------------
                                                John V. Cracchiolo
                                                Executive Vice President,
                                                Chief Financial Officer and
                                                Secretary (Principal Financial
                                                Officer)

                                        By: /s/ BERNIE J. MURPHY
                                           -------------------------------------
                                                Bernie J. Murphy
                                                Vice President, Finance and
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)


                                        POWER OF ATTORNEY


         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, John V. Cracchiolo and Keith M. Roberts, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               SIGNATURE                                              TITLE                                 DATE

/s/ JAMES D. DURHAM                                Chairman of the Board, President and           March 31, 1998
----------------------------------------
             James D. Durham                       Chief Executive Officer (Principal
                                                   Executive Officer)

/s/ JOHN V. CRACCHIOLO                             Executive Vice President, Chief                March 31, 1998
----------------------------------------
          John V. Cracchiolo                       Financial Officer and Secretary
                                                   (Principal Financial Officer)

/s/ BERNIE J. MURPHY                               Vice President, Finance and Chief              March 31, 1998
----------------------------------------           Accounting Officer (Principal
            Bernie J. Murphy                       Accounting Officer)



                                                   Director                                       March __, 1998
----------------------------------------
          John H. Austin, M.D.

                                                   Director                                       March __, 1998
----------------------------------------
            Albert L. Greene

/s/ KENNETH E. JONES                               Director                                       March 31, 1998
----------------------------------------
            Kenneth E. Jones

/s/ THOMAS F. McNULTY                              Director                                       March 31, 1998
----------------------------------------
            Thomas F. McNulty

/s/ JOAN P. NEUSCHELER                             Director                                       March 31, 1998
----------------------------------------
           Joan P. Neuscheler

/s/ CORNELIUS T. RYAN                              Director                                       March 31, 1998
----------------------------------------
            Cornelius T. Ryan

                          INDEX TO FINANCIAL STATEMENTS

                              QUADRAMED CORPORATION

                                                                                                 PAGE
                                                                                                 ----
Report of Independent Public Accountants.....................................................    F-1
Independent Auditors' Report.................................................................    F-2
Consolidated Balance Sheets as of December 31, 1996 and 1997.................................    F-3
Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997 ..    F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
    for the years ended December 31, 1995, 1996 and 1997.....................................    F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997...    F-6
Notes to Consolidated Financial Statements...................................................    F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To QuadraMed Corporation:

        We have audited the accompanying consolidated balance sheets of QuadraMed Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, statements of changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated balance sheets of FRA Acquisitions, Inc. and subsidiary as of December 31, 1996, nor did we audit the related statements of operations, statements of changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996, which statements represent total assets of 17% of the 1996 consolidated total and total revenues of 30% and 16% of the 1995 and 1996 consolidated totals, respectively. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for that entity, is based solely on the report of the other auditors.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QuadraMed Corporation as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

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

                                                   /s/ ARTHUR ANDERSEN LLP

                                                   ARTHUR ANDERSEN LLP

San Jose, California
March 2, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
FRA Acquisitions, Inc.
Rothenberg Health Systems Inc.
Woodland Hills, California:

We have audited the consolidated balance sheet of FRA Acquisitions, Inc. and subsidiary (the "Company") as of December 31, 1996, and the related consolidated statements of operations, shareholder's equity, and cash flows for the year ended December 31, 1996, and the 55 day period ended December 31, 1995 (which financial statements are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996, and the results of its operations and its cash flows for the year ended December 31, 1996, and the 55 day period ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Los Angeles, California

April 25, 1997


                              QUADRAMED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             DECEMBER 31,
                                                                         ------------------------
                                                                           1996           1997
                                                                         ---------     ---------
                                                                         (Restated)
                                                                        (See Note 12)
                         ASSETS
    CURRENT ASSETS:
        Cash and cash equivalents ...................................      $20,804       $43,689
        Short-term investments ......................................          ---         1,032
        Accounts receivable, net of allowance for uncollectible
            accounts of $500 and $637, respectively................        4,853        11,639
        Unbilled receivables ........................................          624         4,018
        Notes and other receivables .................................        2,843         2,069
        Prepaid expenses and other ..................................          424         1,659
                                                                         ---------     ---------
               Total current assets .................................       29,548        64,106
                                                                         ---------     ---------
    EQUIPMENT, at cost:
        Equipment ...................................................        5,121         8,990
        Less-- Accumulated depreciation and amortization ............       (2,055)       (3,412)
                                                                         ---------     ---------
            Equipment, net ..........................................        3,066         5,578
                                                                         ---------     ---------
    CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net .....................        1,172         1,262
    ACQUIRED SOFTWARE, net of accumulated amortization
        of $323 and $647, respectively ..............................        2,176         4,293
    INTANGIBLES, net of accumulated amortization
        of $568 and $2,665, respectively ............................        2,038        22,487
    LONG-TERM INVESTMENTS ...........................................          ---         1,200
    OTHER ...........................................................          284           287
                                                                         ---------     ---------
                                                                           $38,284       $99,213
                                                                         =========     =========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
        Current maturities of capital lease obligations .............          $79          $163
        Notes payable ...............................................          ---         1,753
        Payable to Medicus stockholders .............................          ---        17,819
        Accounts payable ............................................        1,582         1,774
        Accrued liabilities .........................................        4,466        13,815
        Deferred revenue ............................................        1,976         5,204
                                                                         ---------     ---------
               Total current liabilities ............................        8,103        40,528
    NOTES PAYABLE ...................................................        8,700           163
    CAPITAL LEASE OBLIGATIONS, less current portion .................          149           285
                                                                         ---------     ---------
               Total liabilities ....................................       16,952        40,976
                                                                         ---------     ---------
    CONTINGENCIES (Note 13) .........................................          ---           ---
    STOCKHOLDERS' EQUITY:
        Common stock, $0.01 par, 20,000 shares authorized,
        7,711 and 11,916 shares issued and outstanding, respectively.           57            96
        Additional paid-in capital ..................................       48,723       127,415
        Deferred compensation .......................................         (703)          ---
        Accumulated deficit .........................................      (26,745)      (69,274)
                                                                         ---------     ---------
               Total stockholders' equity ...........................       21,332        58,237
                                                                         ---------     ---------
                                                                           $38,284       $99,213
                                                                         =========     =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                                    QUADRAMED CORPORATION

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      FOR THE YEARS ENDED
                                                          DECEMBER 31,
                                                ---------------------------------
                                                  1995         1996        1997
                                                --------     --------     -------
                                               (RESTATED)   (RESTATED)
                                             (SEE NOTE 12) (SEE NOTE 12)
    REVENUES:
        Licenses ..........................      $6,549      $25,869      $33,864
        Services ..........................       3,486        3,262       11,062
                                               --------     --------     --------
               Total revenues .............      10,035       29,131       44,926
                                               --------     --------     --------
    OPERATING EXPENSES:
        Cost of licenses ..................       3,839       10,423       13,051
        Cost of services ..................       4,469        3,831        7,008
        General and administration ........       2,809        5,996        8,105
        Sales and marketing ...............       1,784        4,751        6,751
        Research and development ..........         864        3,518        5,112
        Amortization of intangibles .......         102          766        1,584
        Non-recurring charges .............         ---          ---        7,816
        Write-off of acquired research and
            development in process ........      14,840          ---       38,544
                                               --------     --------     --------
               Total operating expenses ...      28,707       29,285       87,971
                                               --------     --------     --------
    LOSS FROM OPERATIONS ..................     (18,672)        (154)     (43,045)
                                               --------     --------     --------
    OTHER INCOME (EXPENSE):
        Interest income(expense) ..........        (206)      (1,005)       1,153
        Other income (expense) ............          47          201          151
                                               --------     --------     --------
               Total other income (expense)        (159)        (804)       1,304
                                               --------     --------     --------
    PROVISION FOR INCOME TAXES ............         ---          ---          788
                                               --------     --------     --------
    NET LOSS ..............................    $(18,831)       $(958)    $(42,529)
                                               ========     ========     ========
    NET LOSS PER SHARE:
        BASIC AND DILUTED..................      $(8.10)      $(0.26)      $(4.91)
                                               ========     ========     ========
    WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES OUTSTANDING:
        BASIC AND DILUTED..................       2,325        3,620        8,669
                                               ========     ========     ========



                  The accompanying notes are an integral part of these consolidated financial statements.

                                     QUADRAMED CORPORATION

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                       Series A              Series B
                                      Convertible           Convertible
                                    Preferred Stock      Preferred Stock           Common Stock
                                   ------------------    ----------------     --------------------
                                   Shares      Amount    Shares     Amount     Shares       Amount
                                   ------      ------    ------     ------     ------       ------
                                                                             (Restated)   (Restated)
                                                                           (See Note 12) (See Note 12)
BALANCE, DECEMBER 31, 1994.......   835        $  8        --       $ --       2,321        $ 6

Capital contribution.............    --          --        --         --          --         --
Issuance of warrant to purchase
    Common stock.................    --          --        --         --          --         --
Issuance of common stock at
    $2.50 per Share..............    --          --        --         --           5         --
Deferred compensation............    --          --        --         --          --         --
Amortization of deferred
    compensation.................    --          --        --         --          --         --
Conversion of notes payable to
    related Parties to Series A
    preferred stock at $4.79 per
    share........................    77           1        --         --          --         --
Conversion of notes payable to
    related Parties to Series B
     preferred stock at $5.25
    at $5.25 per share, net of
    issuance costs...............    --          --       892          9          --         --
Net loss.........................    --          --        --         --          --         --
                                 ------      ------   --------   -------     -------       -----
BALANCE AT DECEMBER 31, 1995.....   912           9       892          9       2,326          6
                                 ------      ------   --------   -------     -------       -----
Issuance of common stock at
    $3.75 per Share..............    --          --        --         --          56          1
Conversion of notes payable to
    related parties to Series B
    preferred stock
    at $5.25 per share, net of
    issuance costs...............    --          --       740          7          --         --
Contributed capital..............    --          --        --         --          --         --
Issuance of warrant to purchase
    common stock.................    --          --        --         --          --         --
Amortization of deferred
    compensation.................    --          --        --         --          --         --
Issuance of Series A preferred
    stock under exchange
    agreement ...................   251          --        --         --          --         --
Repurchase of Series B preferred
    stock........................    --          --        (6)        --          --         --
Conversion of Series A and B
    preferred stock to common
    stock........................(1,163)         (9)   (1,626)       (16)      2,789         25
Exercise of common stock options.    --          --        --         --          40         --
Issuance of common stock from
    initial public offering, net
    of issuance costs..........      --          --        --         --       2,500         25
Net loss.........................    --          --        --         --          --         --
                                 ------      ------   --------   -------     -------       -----
BALANCE AT DECEMBER 31, 1996.....    --          --        --         --       7,711         57
                                 ------      ------   --------   -------     -------       -----
Issuance of common stock in
    connection with the Synergy
    acquisition...............       --          --        --         --         182           2
Issuance of common stock in
    connection with Healthcare
    Revenue Management, Inc.
    acquisition..................    --          --        --         --         113           1
Amortization of deferred
    compensation.................    --          --        --         --          --         --
Issuance of common stock
    purchase warrants in
    connection with
    the acquisition of Medicus
    Systems Corporation..........    --          --        --         --          --         --
Conversion of notes payable to
    contributed capital..........    --          --        --         --          --         --
Issuance of common stock through
    Employee Stock
    Purchase Plan................    --          --        --         --          14         --
Exercise of warrants to purchase
    common stock ................    --          --        --         --         322         --
Exercise of common stock options.    --          --        --         --         107          1
Issuance of common stock from
    public offering,
    net of issuance costs........    --          --        --         --       3,467          35
Net loss.........................    --          --        --         --          --          --
                                 ------      ------   --------   -------     -------       -----
BALANCE, DECEMBER 31, 1997.......    --      $   --        --    $    --      11,916       $  96
                                 ======      ======   ========   =======     =======       =====

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                     QUADRAMED CORPORATION

             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     Additional                                           Total
                                 -----------------      Deferred      Accumulated     Stockholders'
                                   Paid In Capital    Compensation      Deficit      Equity (Deficit)
                                 ------------------  --------------  -------------   ---------------
                                     (Restated)        (Restated)     (Restated)       (Restated)
                                   (See Note 12)     (See Note 12)   (See Note 12)    (See Note 12)
BALANCE, DECEMBER 31, 1994.......    $ 9,553           $   --          $(6,956)             $  2,611

Capital contribution.............      1,568               --               --                 1,568
Issuance of warrant to purchase
    Common stock.................         57               --               --                    57
Issuance of common stock at
    $2.50 per Share..............         12               --               --                    12
Deferred compensation............        440             (440)              --                    --
Amortization of deferred
    compensation.................                          10               --                    10
Conversion of notes payable to
    related Parties to Series A
    preferred stock at $4.79 per
    share........................        367               --               --                   368
Conversion of notes payable to
    related Parties to Series B
     preferred stock at $5.25
    at $5.25 per share, net of
    issuance costs...............      4,630               --               --                 4,639
Net loss.........................         --               --          (18,831)              (18,831)
                                      ------           -------         --------               -------
BALANCE AT DECEMBER 31, 1995.....     16,627             (430)         (25,787)               (9,566)
                                      ------           -------         --------               -------
Issuance of common stock at
    $3.75 per Share..............        209               --               --                   210
Conversion of notes payable to
    related parties to Series B
    preferred stock
    at $5.25 per share, net of
    issuance costs...............      3,862               --               --                 3,869
Contributed capital..............      1,236               --               --                 1,236
Issuance of warrant to purchase
    common stock.................        381             (381)              --                    --
Amortization of deferred
    compensation.................         --              108               --                   108
Issuance of Series A preferred
    stock under exchange
    agreement ...................         --               --               --                    --
Repurchase of Series B preferred
    stock........................        (53)              --               --                   (53)
Conversion of Series A and B
    preferred stock to common
    stock........................         --               --               --                    --
Exercise of common stock options.        100               --               --                   100
Issuance of common stock from
    initial public offering, net
    of issuance costs..........       26,361               --               --                26,386
Net loss.........................         --               --              (958)                (958)
                                      ------           ------          --------               -------
BALANCE AT DECEMBER 31, 1996.....     48,723             (703)          (26,745)               21,332
                                      ------           ------          --------               -------
Issuance of common stock in
    connection with the Synergy
    acquisition...............         1,680               --               --                 1,682
Issuance of common stock in
    connection with Healthcare
    Revenue Management, Inc.
      acquisition................      2,330               --               --                 2,331
Amortization of deferred
    compensation.................         --              703               --                   703
Issuance of common stock
    purchase warrants in
    connection with
    the acquisition of Medicus
    Systems Corporation..........      7,200               --               --                 7,200
Conversion of notes payable to
    contributed capital..........      9,578               --               --                 9,578
Issuance of common stock through
    Employee's Stock
    Purchase Plan................        135               --               --                   135
Exercise of warrants to purchase
    common stock ................         --               --               --                    --
Exercise of common stock options.        476               --               --                   477
Issuance of common stock from
    public offering,
    net of issuance costs........     57,293              --                --                57,328
Net loss.........................         --              --           (42,529)              (42,529)
                                    --------          ------          --------               --------
BALANCE, DECEMBER 31, 1997.......   $127,415          $   --          $(69,274)              $58,237
                                    ========          ======          ========               ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                              QUADRAMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                   ----------------------------------------
                                                        1995           1996          1997
                                                   --------------- -------------- ---------
                                                     (RESTATED)     (RESTATED)
                                                   (SEE NOTE 12)   (SEE NOTE 12)
    CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss ...................................    $(18,831)       $(958)    $(42,529)
        Adjustments to reconcile net loss to net
            cash used for operating activities --
            Depreciation and amortization ..........         654        2,117        5,234
            Amortization of deferred compensation ..          10          108          703
            Write-off of in-process research and
            development.............................      14,840          ---       38,544
        Cash acquired in the acquisition of
          Healthcare Design Systems.................          13          ---          ---
        Changes in assets and liabilities, net of
        acquisitions--
          Accounts receivable and unbilled
            receivables.............................        (220)      (1,400)      (1,235)
          Prepaid expenses and other ...............         (81)          50         (545)
          Other assets .............................          50           52           10
          Accounts payable and accrued liabilities .        (563)         201       (1,648)
          Deferred revenue .........................         147         (388)        (357)
                                                        --------     --------     --------
              Cash used for operating activities ...      (3,981)        (218)      (1,823)
                                                        --------     --------     --------

    CASH FLOWS FROM INVESTING ACTIVITIES:
        Cash paid for the acquisition of Synergy HMC,
          net of cash acquired .....................         ---          ---       (2,776)
        Cash paid for the acquisition of Queen City
          Microsystems .............................         ---          ---         (160)
        Cash paid for the acquisition of Medicus
        Systems Corporation, net of cash acquired ..         ---          ---      (21,454)
        Cash paid for the acquisition of Healthcare
        Revenue Management, net of cash acquired....         ---          ---         (126)
        Purchased technology .......................         ---          ---         (218)
        Purchase of short-term investments .........         ---          ---       (1,032)
        Purchase of long-term investments ..........         ---          ---       (1,200)
        Additions to equipment .....................        (468)      (2,191)      (2,329)
        Capitalization of computer software
            development costs ......................        (425)        (682)        (607)
                                                        --------     --------     --------
               Cash used for investing activities ..        (893)      (2,873)     (29,902)
                                                        --------     --------     --------

    CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments of principal on capital lease
        obligations  ...............................         (64)        (163)        (136)
        Borrowings (repayments) under notes and
        loans payable ..............................      13,207      (19,475)      (3,194)
        Issuance of convertible notes payable to
        related parties ............................         ---        3,869          ---
        Contributed capital ........................       1,568        1,236          ---
        Issuance of common stock, net of issuance
        costs ......................................          12       26,596       57,328
        Issuance of common stock through Employee
        Stock Purchase Plan ........................         ---          ---          135
        Proceeds from exercise of common stock
        options ....................................         ---          100          477
                                                        --------     --------     --------
               Cash provided by financing activities      14,723       12,163       54,610
                                                        --------     --------     --------
        Net increase in cash and cash equivalents ..       9,849        9,072       22,885

    CASH AND CASH EQUIVALENTS, beginning of period .       1,883       11,732       20,804
                                                        --------     --------     --------

    CASH AND CASH EQUIVALENTS, end of period .......     $11,732      $20,804      $43,689
                                                        ========     ========     ========

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION
        Cash paid for interest .....................      $  ---         $543         $110

    SUPPLEMENTAL DISCLOSURE OF NONCASH
        INVESTING AND FINANCING TRANSACTIONS:
        Purchase of equipment subject to capital
        lease ......................................          17          128          ---
        Repurchase of Series B preferred stock in
        exchange for extinguishment of shareholder
            receivable .............................         ---           53          ---
        Conversion of notes payable to related
        parties to convertible preferred stock .....       5,007        3,869          ---
        Conversion of notes payable and accrued
        interest to related parties to
            contributed capital ....................         ---          ---        9,578
        Conversion of convertible preferred stock to
            common stock ...........................         ---           25          ---
        Issuance of common stock in connection with
            the Synergy acquisition ................         ---          ---        2,000
        Issuance of common stock in connection with
        acquisition of Healthcare Revenue Management,
          Inc ......................................         ---          ---        2,300
        Issuance of common stock warrants in
          connection with acquisition of Medicus
          Systems Corporation ......................      $  ---       $  ---      $ 7,200


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    QUADRAMED CORPORATION

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      DECEMBER 31, 1997

1.  THE COMPANY

        QuadraMed Corporation (the Company) was incorporated in California in September 1993. In August 1996, the Company reincorporated in Delaware. The Company operates in a single industry segment and offers a suite of decision support, financial management and electronic data interchange (EDI) software products that are designed to enable health care providers to increase operational efficiency and measure the cost of care and to facilitate the negotiation of managed care contracts and capitation agreements. In addition to its software products, the Company provides business office outsourcing and cash flow management services.

        The Company is subject to a number of risks, including, but not limited to, its dependence on the hospital market, uncertainty in the health care industry, risks associated with acquisitions (successful integration and operation of new products, technologies or businesses), and its ability to increase market share for its products from larger competitors. There can be no assurance that the Company will successfully integrate acquired subsidiaries or be able to increase market share for its products from larger competitors.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

        Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

        Cash and Cash Equivalents

        For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. These investments have consisted of certificates of deposit, money market accounts and commercial maturities of three months or less.

        Short-Term Investments

        The Company accounts for short term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Instruments." The Company considers its short term securities to be available-for-sale-securities and accordingly are stated at fair value. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing unrealized holdings gains or losses are recorded as a separate component of stockholders' equity until realized. The Company's policy is to record debt securities as available-for-sale because the sale of such securities may be required prior to maturity. Any gains and losses on the sale of debt securities are determined on a specific identification basis. Realized gains and losses are included in interest income (expense) in the accompanying statement of operations. There were no short term investments during 1996. At December 31, 1997, the fair value of the investments approximated amortized cost and, as such, gross unrealized holding gains and losses were not material. The amortized cost, aggregate fair value and gross unrealized holding gains and losses by major security type were as follows:

                                                Amortized           Aggregate
                                                   Cost            Fair Value
                                              --------------       ----------
                                                        (In Thousands)
       Debt securities  issued by
           the United States Government           $   408            $   408
       Corporate debt securities                      624                624
                                                  -------            -------
                                                  $ 1,032            $ 1,032
                                                  =======            =======

        Long-Term Investments

        In July 1997, the Company acquired an 11 percent equity interest in VantageMed Corporation ("VantageMed"), a company that develops and sells software to physician groups. The Company paid $1,200,000 for its equity interest in VantageMed which is accounted for on the cost method. In addition, the Company has provided VantageMed a revolving line of credit in the amount of $500,000. The line of credit bears interest at a rate of 8% per annum and all outstanding balances, including accrued interest, is due on December 31, 1998. There were no outstanding borrowings at December 31, 1997. VantageMed borrowed $500,000 against the line of credit subsequent to December 31, 1997.

        Equipment

        Equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets which is generally three to seven years. Maintenance and repairs are expensed as incurred.

        Software Development Costs

        Under the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs are capitalized upon the establishment of technological feasibility, which the Company defines as establishment of a working model which is typically the beta version of the software. Capitalized software development costs require a continuing assessment of their recoverability. This assessment requires considerable judgment by management with respect to various factors, including, but not limited to, anticipated future gross product revenues, estimated economic lives and changes in software and hardware technology. The Company capitalized software development costs of $497,000, including $72,000 which was acquired from Healthcare Design Systems, $682,000 and $607,000 in 1995, 1996 and 1997, respectively. Amortization of capitalized software development costs was $47,000, $32,000 and $155,000 for the years ended December 31, 1995, 1996 and
1997, respectively. Amortization is based upon the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or
(b) the straight-line method over the remaining estimated economic life of the product, generally five years.

        Revenue Recognition

        The Company licenses a variety of products and provides a variety of services. License revenue includes license, installation, consulting and post-contract customer support fees, third-party hardware sales and other revenues related to licensing of the Company's software products. Service revenue is composed of business office outsourcing and cash flow management services. The product suite is comprised of three primary elements: financial management, decision support and EDI software. Each of these elements includes a variety of products which can be licensed individually or as a suite of interrelated products. Products are licensed either under term arrangements (which range from one year to three years and typically include monthly or annual payments over the term of the arrangement) or on a perpetual basis.

         Revenues from term licenses of financial management, decision support and EDI products are recognized monthly or annually over the term of the license arrangement, beginning at the date of installation. Revenues from perpetual licenses of the financial management, decision support and EDI products are recognized upon shipment of the software if there is persuasive evidence of an agreement, collection of the resulting receivable is probable and the fee is fixed and determinable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

        The Company provides business office outsourcing and cash flow management services to certain hospitals under contract service arrangements. Business office outsourcing revenues typically consist of fixed monthly fees plus incentive-based payments that are based on a percentage of dollars recovered for the provider for which the service is being performed. The monthly fees are recognized as revenue on a monthly basis at the end of each month. Incentive fees are recognized as the conditions upon which such fees are based are realized based on collection of accounts from payors. Cash flow management services typically consist of fixed fee services and additional incentive payments based on a certain percentage of revenue returns realized by the customer as a result of the services provided by the Company. The fixed fee portion is recognized as revenue upon the completion of the project. Incentive amounts are recognized upon cash collection from the customer.

        Other services are also provided to certain of the Company's licensees of software products. These services consist primarily of consulting and post-contract customer support. Consulting services generally consist of installation of software at customer sites and revenue is recognized upon completion of installation. Unbilled receivables consist of work performed or software delivered which had been recognized as revenue by acquired companies but has not been billed under the terms of the contractual arrangement with the customer. Post-contract customer support is recognized ratably over the term of the support period. Deferred revenue primarily consists of revenue deferred under annual maintenance and annual license agreements on which amounts have been received from customers and for which the earnings process has not been completed.

        Cost of license revenues consists primarily of salaries, benefits, hardware costs and allocated costs related to the installation process and customer support and royalties to third parties.

        Cost of service revenues consists primarily of salaries, benefits and allocated costs related to providing such services.

        Major Customers

        In the year ended December 31, 1995, one customer accounted for 11% of total revenue. In the years ended December 31, 1996 and 1997, no customers accounted for greater than 10% of total revenue.

        Concentration of Credit Risk

        Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. The Company does not require collateral on trade accounts receivable as the Company's customer base consists primarily of hospitals and, to a lesser extent, hospital associations, physician groups, medical payors and self-administered employers. The Company provides reserves for credit losses.

        Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their fair values.

        Intangibles

        Intangibles include goodwill, which represents the amount of purchase price in excess of the fair value of the tangible net assets, and software purchased in acquisitions completed by the Company and are amortized on a straight-line basis over a period of five to ten years. Goodwill is evaluated annually for impairment and written down to net realizable value if necessary. No impairment has been recorded to date. Intangible assets also include acquired customer lists, tradenames and assembled work forces which are amortized on a straight-line basis over a period of five to ten years.

        Intangible assets include the following at December 31 (in thousands):

                                      1996                          1997
                                    --------                      -------
Customers lists                      $2,606                       $21,756
Goodwill                                 --                           396
Work force and trade names               --                         3,000
                                     ------                       -------
                                      2,606                        25,152
    Less: Accumulated amortization     (568)                       (2,665)
                                     ------                       -------
                                     $2,038                       $22,487
                                     ======                       =======

        Net Loss Per Share

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which was adopted by the Company in the quarter ended December 31, 1997, and in accordance with this standard all prior periods presented have been restated to conform to its provisions. Under the new requirements for calculating earnings per share, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the dilutive computation only if their effect is anti-dilutive. As the Company recorded a net loss in each of three years in the period ended December 31, 1997, no common equivalent shares are included in diluted weighted average common shares outstanding.

        Non-Recurring Charges

        During 1997, the Company incurred certain non-recurring charges. In February 1997, the Company entered into an arrangement to provide EDI processing and management services to EDI USA, Inc. In connection with this claims processing arrangement, and the termination thereof in December 1997, the Company recorded a charge of $2,492,000. During the fourth quarter ended December 31, 1997, the Company completed two acquisitions which were accounted for as a pooling of interests. In connection with these acquisitions, the Company incurred $3,111,000 in acquisition and related costs which have been recorded as non-recurring charges. As a result of completed acquisitions during 1997, the Company recorded certain charges to write-off assets which were determined to have no future realizable value.

        Use of Estimates in Preparation of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Recent Pronouncements

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The adoption of this statement will not have a material impact on the Company's results of operations or financial position.

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting selected segment information quarterly and to report entity-wide disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement will not have a material impact on the Company's results of operations or financial position.

3.  LINE OF CREDIT

        In January 1996, the Company arranged a line of credit agreement with a bank. Borrowings were limited to the lesser of 80% of eligible borrowing base (accounts receivable) or $1,200,000. There were no outstanding borrowings under the line of credit at December 31, 1996. In addition, warrants were issued to the bank for the purchase of $50,000 worth of Common Stock at $5.25 per share. The line of credit expired in January 1997.

        In July 1997, the Company entered into an unsecured line of credit arrangement with a bank to borrow up to $5,000,000 at the bank's prime rate. The line of credit expires in July 1998 and contains certain financial and other covenants, including, but not limited to, maintaining a minimum quick ratio, tangible net worth and total liabilities to tangible net worth. The Company was not in compliance with certain of these financial covenants at December 31, 1997; however, the Company received a waiver from the bank for noncompliance with such covenants. There were no borrowings against the line of credit at December 31, 1997.

        In connection with the Medicus Systems Corporation ("Medicus") acquisition in November 1997 (see Note 12), the Company assumed a line of credit arrangement Medicus had entered into with a bank to borrow up to a maximum of $2,500,000. The line of credit bears interest at the bank's prime rate and provides the bank with a first security interest in all assets of Medicus.
There were no borrowings against the line of credit at December 31, 1997. In January 1998, the Company terminated the line of credit arrangement with the bank.

4. NOTES PAYABLE

        The Company's notes payable consisted of the following (in thousands):

                                                                  DECEMBER 31,
                                                           1996                1997
                                                           ----                ----

         Promissory note, bearing interest at 10.75
         percent, due in 2004, converted to
         contributed capital in 1997 ..................   $5,000             $  --

         Junior promissory note, bearing interest
         at 11.75 percent, due in 2004, converted
         to contributed capital in 1997 ...............    3,700                --

         Notes payable to Director and Stockholder of
         Medicus Systems Corporation, unsecured, bearing
         interest at 5 percent, due January 5, 1998.
         Repaid in full in January 1998 ...............       --             1,620

         Notes payable to Queen City Microsystems,
         Inc. and stockholders of that company,
         unsecured, bearing interest at 8 percent,
         due in quarterly installments plus
         interest for a three year period.  Repaid
         in full February 1998 ........................       --                 255

         Miscellaneous notes payable ..................       --                  41
                                                           -----               -----
                                                           8,700               1,916
                                                           -----               -----
                 Less:  Current portion ...............       --              (1,753)
                                                          $8,700                $163
                                                          ======               =====

        During 1997, Rothenberg Health Systems, Inc. (see Note 12) converted both the promissory and junior promissory notes aggregating $8,700,000, along with accrued interest of $878,000 to contributed capital.

5.  CAPITAL AND OPERATING LEASE OBLIGATIONS

        The Company leases its headquarters and certain other facilities under operating leases and a portion of its equipment under capital lease arrangements. The minimum future lease payments required under the Company's capital and operating leases at December 31, 1997 are as follows (in thousands):

                                                                  CAPITAL     OPERATING
                                                                   LEASES       LEASES
                                                                  -------      --------

        1998...........................................           $  202       $ 2,537
        1999...........................................              158         2,230
        2000...........................................              137         1,812
        2001...........................................               44         1,219
        2002...........................................                3           820
        Thereafter.....................................               --         2,273
                                                                  ------       -------
                Total minimum payments.................              544       $10,891
                                                                               =======
        Interest on capital lease obligations at a
        rate of 8.5 percent............................              (96)
                                                                  ------
        Net minimum principal payments.................              448
        Current maturities.............................             (163)
                                                                  ------
                                                                    $285
                                                                  ======

        Rental expense was approximately $807,000, $1,282,000 and $1,947,000 for fiscal 1995, 1996 and 1997, respectively.

6.  BRIDGE FINANCING

        In January 1996, the Company entered into a bridge loan agreement with certain preferred stockholders of the Company (the "Bridge Investors"), pursuant to which such Bridge Investors loaned an aggregate of $3,869,160 to the Company. In addition, the Bridge Investors were issued warrants to purchase an aggregate of 957,376 shares of Common Stock at a purchase price of $3.75 per share. The warrants were partially exercised through a cashless exercise into 343,379 shares of Common Stock during 1997. The remaining warrants expire on January 31, 2001. In June 1996, the notes issued in connection with the Bridge Loan Agreement were converted into an aggregate of 734,000 shares of Series B Preferred Stock. The 250,653 shares of the Company's Series A Preferred Stock issuable under the exchange agreement discussed in Note 7 were issued at the time of the conversion of notes into Series B Preferred Stock. The proceeds from the Bridge Financing were used to pay down a portion of the amounts payable to the sellers of Healthcare Design Systems, which was acquired by the Company in December 1995.

7.  CONVERTIBLE PREFERRED STOCK

        Upon the Company's initial public offering in 1996, all outstanding shares of Convertible Preferred Stock were converted into Common Stock.

        In 1995, 76,805 shares of Series A Preferred Stock were issued at $4.79 for conversion of notes payable and accrued interest of $367,703 and 891,519 shares of Series B Preferred Stock were issued at $5.25 per share for cash of $3,959,450, net of issuance costs and conversion of notes payable and accrued interest of $680,475.

        In June 1996, 6,400 shares of Series B Preferred Stock were returned to the Company in exchange for the extinguishment of a shareholder receivable for approximately $53,000.

        Exchange Agreements

        As part of its original capitalization, the Company entered into an agreement with its original three investors, whereby the original investors had the right to exchange the investors' Common Stock of THCS Holding, Inc. for 250,653 shares of the Company's Series A Preferred Stock. As of December 31, 1996, all such shares have been issued under this right.

        Warrants

        In connection with a bridge financing in 1994, the Company issued warrants to purchase 16,000 shares of Series A Preferred Stock at $4.79 per share. These warrants were partially exercised through a cashless exercise into 5,313 shares of Common Stock during 1997. The remaining warrants expire on September 29, 1999. The value of the warrants at the date of issuance was nominal; therefore, no value was assigned to the warrants for accounting purposes.

        In connection with the acquisition of Medicus in November 1997, the Company assumed notes payable to a former officer and current director of Medicus aggregating $2,000,000. The notes were repaid in full by the Company in December 1997. In addition, at the effective date of the Medicus acquisition, a warrant issued to this Medicus director will be cancelled in exchange for securities of the Company with an aggregate value of $1,200,000. The value of this warrant has been included in the purchase price for this transaction.

        In addition, Medicus issued a warrant to purchase 100,000 shares of common stock to an unaffiliated entity at $7.80 per share. The warrant is exercisable anytime prior to March 1999. In connection with the acquisition of Medicus, the Company will assume and convert such warrant into a warrant based on the conversion rate as set forth in the Merger Agreement with Medicus.

8.  COMMON STOCK

        In September 1994, the Company entered into consulting arrangements with two individuals pursuant to which each individual was issued warrants to purchase 17,000 shares of Common Stock at a purchase price of $4.79 per share. These warrants were exercised through a cashless exercise to purchase 25,554 shares of Common Stock during 1997.

        In October 1995, the Company entered into a joint development arrangement with another software company pursuant to which the Company issued a warrant to purchase 28,560 shares of Common Stock at a purchase price of $5.25 per share. The warrant was partially exercised through a cashless exercise into 18,984 shares of Common Stock during 1997. The remaining warrants expire on June 25, 2001.

        In December 1995, the Company issued a warrant to KTU, an affiliate of the Company's Chief Executive Officer, to purchase up to 134,574 shares of Common Stock at an exercise price of $3.75 per share. In June 1996, the Company's Chief Executive Officer transferred the warrant to Trigon Resources Corporation, a corporation owned by him and his children.

        In September 1995 and June 1996, the Company issued warrants to its Chief Executive Officer to purchase up to 355,600 shares of Common Stock at $3.75 per share. In connection with the warrant issued in June 1996, the Company recorded deferred compensation for $381,000, representing the intrinsic value of the warrant at the date of issuance which would be amortized over the vesting period. The Company recorded compensation expense of $45,000 and $336,000 for the years ended December 31, 1996 and 1997, respectively, as a result of the vesting of the warrants. As of December 31, 1997, these warrants were fully exercisable.

        In connection with acquisition of Rothenberg Health Systems, Inc. by Resource Health Partners, L.P. ("RHP") in November 1995 (see Note 12), RHP granted Class C limited partnership units in RHP to certain officers and employees of Rothenberg Health Systems, Inc. These units, which were valued at $440,000, vest over a period of seven years. The related agreements also contain provisions for accelerated vesting should there be a sale of all or substantially all of the assets of Rothenberg Health Systems, Inc. With respect to shares granted to employees who were not shareholders of Rothenberg Health Systems, Inc. at the date of the acquisition, the Company recorded deferred compensation expense as a component of stockholders' equity, which was being amortized ratably over the seven year vesting period. In connection with the acquisition of Rothenberg Health Systems, Inc., the Company amortized the remaining deferred compensation during 1997.

        In connection with the acquisition of the net assets of Healthcare Design Systems, the Company issued rights to two former Healthcare Design Systems employees as part of their employment agreement with the Company whereby these employees were granted the right to purchase 73,333 shares of common stock at $3.75 per share. Rights to purchase 55,786 shares were exercised in 1996. The right to purchase the remaining 17,547 shares has expired.

        In June 1996, the Company effected a l-for-25 reverse stock split. In October 1996, the Company effected a change in the authorized number of Common and Preferred shares, respectively. The authorized number of Common shares increased from 1,162,000 to 20,000,000. The authorized number of Preferred shares increased from 2,795,467 to 5,000,000. The accompanying financial statements have been restated to reflect this increase in authorized shares and the reverse stock split.

        In October 1996, the Company completed its initial public offering of 2,500,000 shares of its common stock, which raised $26,386,000, net of offering costs and the underwriters discount of $3,614,000.

        In October 1997, the Company completed a follow-on offering of 3,300,000 shares of common stock, of which 2,972,198 shares were offered by the Company and 327,802 shares were offered by selling stockholders. In addition, the underwriters exercised an over-allotment option to purchase an additional 495,000 shares. Total proceeds to the Company were $57,328,000 net of offering costs and the underwriters' discount of $4,083,000.


9.  STOCK OPTION AND PURCHASE PLANS

        Stock Option Plan

        Under the Company's 1994 Stock Option Plan and its successor plan, the 1996 Stock Incentive Plan, which became effective in October 1996 (collectively, the "Option Plan"), the Board of Directors may grant incentive and nonqualified stock options to employees, directors and consultants. The exercise price per share for an incentive stock option cannot be less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value on the date of grant. Option grants under the Option Plan generally expire ten years from the date of grant and generally vest over a four-year period. Options granted under the Option Plan are exercisable subject to the vesting schedule. As of December 31, 1997, a total of 2,136,759 shares of Common Stock have been authorized by the Company's stockholders for grant under the Option plan.

        The Company applies APB Opinion No. 25 and related interpretations in accounting for its Option Plan. Accordingly, no compensation cost has been recognized for its Option Plan. Had compensation cost for the Company's Option Plan been determined based on the fair value at the grant dates for the awards calculated in accordance with the method prescribed by Statement of Financial Accounting Standards No. 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                             1995        1996      1997
                                                          ---------   --------- ---------

        Net loss....................   As reported        $ (18,831)  $   (958) $ (42,529)
                                       Pro forma          $ (18,881)  $ (1,438) $ (44,163)
        Basic and diluted net loss
          per share.................   As reported        $   (8.10)  $  (0.26) $   (4.91)
                                       Pro forma          $   (8.12)  $  (0.40) $   (5.09)

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions as of December 31, 1996 and 1997 were:

                                                                       1996            1997
                                                                       ----            ----
               Expected dividend yield..........................        0.00%           0.00%
               Expected stock price volatility..................       79.00%          73.00%
               Risk-free interest rate..........................      6.0%-6.8%     5.50%-5.54%
               Expected life of options.........................       4.5 years       4.5 years


        The weighted average fair value of options granted during 1995, 1996, and 1997 was $3.75, $7.49 and $13.14 per share, respectively. Option activity under the option plan is as follows:

                                                                        OPTIONS OUTSTANDING
                                                                    ----------------------------
                                                                                       WEIGHTED
                                                      AVAILABLE                         AVERAGE
                                                         FOR        NUMBER OF          EXERCISE
                                                        GRANT        SHARES              PRICE
                                                      ---------     ---------         ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
        Balance, December 31, 1994..............           34           178              $2.57
            Authorized..........................          328            --              --
            Granted.............................         (353)          353               3.75
            Canceled ...........................          106          (106)              2.95
                                                        -----         -----             ------
        Balance, December 31, 1995..............          115           425               3.45
            Authorized..........................          830            --              --
            Granted.............................         (247)          247               7.49
            Exercised...........................           --           (40)              2.54
            Canceled............................           39          ( 39)              3.48
                                                        -----         -----
        Balance, December 31, 1996..............          737           593               5.18
            Authorized..........................          767            --              --
            Granted.............................       (1,523)        1,523              13.14
            Exercised...........................           --          (107)              3.87
            Canceled............................          251          (251)             11.31
                                                        -----         -----             ------
        Balance, December 31, 1997.............           232         1,758             $11.22
                                                        =====         =====             ======





        The following table summarizes information about stock options outstanding at December 31, 1997:


                            OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                       -------------------------------              -------------------
                         NUMBER           WEIGHTED      WEIGHTED      NUMBER       WEIGHTED
                       OUTSTANDING        AVERAGE       AVERAGE    EXERCISABLE     AVERAGE
    RANGE OF             AS OF           REMAINING     EXERCISE      AS OF         EXERCISE
EXERCISE PRICES        12/31/97       CONTRACTUAL LIFE   PRICE      12/31/97        PRICE
---------------        ----------     ---------------  -------     -----------    ----------
$1.36 - $ 2.50         18,163            3.59           $2.46         16,163        $2.46
    $3.75             218,479            5.45           $3.75        102,218        $3.75
$5.61 - $ 7.75         86,866            4.16           $7.47         22,980        $7.07
    $9.13             405,500            7.92           $9.13              -            -
    $9.63             183,225            7.16           $9.63              -            -
   $11.50             350,000            7.53          $11.50              -            -
$12.00 - $16.48       183,953            8.19          $14.75        141,965       $14.95
$16.83 - $18.23       194,986            8.57          $17.88        180,014       $17.94
$18.60 - $26.26       107,928            7.56          $20.44         85,922       $20.51
   $33.37               8,910            6.81          $33.37          8,910       $33.37
---------------      --------          ------         -------       --------      -------
$1.36 - $33.37      1,758,010            7.30          $11.22        558,172       $14.33

        Stock Purchase Plan

        The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors in June 1996. A total of 200,000 shares of Common Stock has been reserved for issuance under the Purchase Plan. The Purchase Plan will enable eligible employees to designate up to 10% of their compensation for the purchase of stock. The purchase price is 85% of the lower of the fair market value of the Company's Common Stock on the first day or the last day of each six-month purchase period. During the year ended December 31, 1997, 13,580 shares of common stock were issued under the plan for an aggregate purchase price of $135,000.

10. RELATED PARTY TRANSACTIONS

        The Company, through the acquisition of Rothenberg Health Systems, Inc., assumed a long-term agreement expiring in 2010 to provide management services to Physical Therapy Provider Network, Inc. ("PTPN"), an affiliated entity. Under the terms of the agreement, the Company provides PTPN with management services, employees and facilities and incurs other operating costs on behalf of PTPN. All employee, facility and other operating costs are directly reimbursed by PTPN. The Company also receives a 50 percent share of PTPN's net income before taxes, which is shown in other income (expense) in the statement of operations. Direct costs incurred by the Company and reimbursed by PTPN were $132,000, $879,000 and $965,000 in 1995, 1996 and 1997, respectively.

11. EMPLOYEE BENEFIT PLAN

        The Company maintains a 401(k) Savings Plan (the "Plan"). All eligible employees can participate in the Plan. Under the terms of the Plan, employees may elect to contribute 1% to 15% of their pre-tax compensation to the Plan. Employee contributions are 100% vested at all times. The Company may make discretionary contributions to the Plan, which vest annually over a four-year vesting period. There were no contributions made to the Plan in 1995 and 1996 and $72,000 was contributed by the Company in 1997.

        In connection with the acquisition of Rothenberg Health Systems, Inc. in December 1997, the Company assumed Rothenberg's 401(k) Savings Plan (the "Rothenberg Plan"). Pursuant to the Rothenberg Plan, employees may elect to defer up to 10 percent of their pre-tax compensation to the Plan. The Company may make matching contributions up to 25 percent of the employees' contribution. For the years ended December 31, 1995, 1996 and 1997, the Company made contributions of $8,000, $36,000 and $72,000, respectively. Employees vest in company contributions based on their years of service. Partial vesting begins after two years of continuous employment. In addition, the Company, at its discretion, contributes amounts to a profit sharing pool. These amounts are allocated to the accounts of eligible employees principally based on the proportion that each eligible employee's compensation bears to the total compensation of all eligible employees. The contribution is determined yearly by the Board of Directors of Rothenberg based on its performance and profitability. The Company accrued contributions to the profit sharing pool of $18,000, $75,000 and $126,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Twenty percent of the amount allocated to an employee for a given year vests immediately if the employee has two years of service with the Company or, if the employee does not have two years of service, after two years of service with the Company. The remaining amount allocated vests at a rate of 20 percent for each additional year so that the Company's contributions are fully vested four years after the date of vesting of the first 20 percent. Notwithstanding the foregoing, the Company's contributions immediately vest when the employee reaches age 65 or upon the death or permanent disability of the employee while employed. The Company plans to transition the Rothenberg Plan into the Company's Plan during 1998.

        As a result of the acquisition of Medicus Systems Corporation in November 1997, eligible employees of that Company may participate in Medicus's 401(k) Savings Plan (the "Medicus Plan"). The Medicus Plan has substantially the same terms and conditions as the Company's Plan. The Company plans to transition the Medicus Plan into the Company's Plan during 1998.

12. ACQUISITIONS

        In December 1995, the Company acquired the net assets of Healthcare Design Systems for a purchase price of approximately $8,750,000, which was comprised of $3,750,000 in cash paid in February 1996 and a note payable of $5,000,000. The note bore interest at a prime rate established by Bank of America. The note and accrued interest were repaid in full in October 1996. Costs and fees related to the acquisition totaled approximately $110,000.

        In connection with the Healthcare Design Systems acquisition, which was accounted for as a purchase, the Company allocated the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed. Intangible assets acquired aggregated $10,200,000, of which $1,900,000, $2,100,000 and $6,200,000 were assigned to acquired software, customer lists and acquired in-process research and development, respectively. Because there was no assurance that the Company would be able to successfully complete the development and integration of the acquired in-process research and development or that it had alternative future use at the acquisition date, the acquired in-process research and development was written off as an expense by the Company in its quarter ended December 31, 1995. Net tangible liabilities assumed in the acquisition totaled approximately $1,300,000. No fair value adjustments to net tangible and intangible assets and liabilities were recorded in the purchase accounting outside of the appraised intangible assets listed above.

        The components of the acquired in-process research and development and acquired software capitalized by product group were as follows (expressed as a percentage of the amounts recorded in the purchase accounting for such items):

                                                                                 ACQUIRED
                                                              ACQUIRED      IN-PROCESS RESEARCH
                                                              SOFTWARE             AND
                                                             CAPITALIZED       DEVELOPMENT
                                                             -----------     --------------------
        Financial Management Products.....................        45%               71%
        Decision Support Products.........................        49%               23%
        Service Products..................................         6%                6%
                                                                 ---               ---
                                                                 100%              100%
                                                                 ===               ===


        The unaudited pro forma results of operations for the year ended December 1995 are as follows as adjusted for pooling transactions below (in thousands, except per share amounts):


                                                                     YEAR ENDED
                                                                  DECEMBER 31, 1995
                                                                  -----------------
        Revenues...........................................           $  16,418
        Net loss...........................................           $ (20,193)
        Basic and diluted net loss per share...............           $   (8.69)


        Prior to the acquisition, Healthcare Design Systems acted as a distributor of certain of QuadraMed's products. Sales by Healthcare Design Systems were approximately $60,000 in fiscal year 1995.

        In December 1996, the Company acquired all of the outstanding capital stock of InterMed Healthcare Systems Inc. ("InterMed") for 291,079 shares of Common Stock and options to purchase 25,208 shares of Common Stock. The acquisition was accounted for as a pooling of interests. The accompanying consolidated financial statements have been restated to reflect the acquisition of InterMed on a pooling of interests basis. Upon the closing of the acquisition, the assets and liabilities of InterMed were recorded at net book value and consisted primarily of accounts receivable, fixed assets and capitalized software development costs. Liabilities assumed consisted of vendor payables and two loans payable. The outstanding balances on the loans payable of $1,100,000 were repaid by the Company in December 1996.

        In April 1997, the Company acquired Healthcare Recovery, Inc., a successor in interest to the Synergy Companies doing business as Synergy HMC. The aggregate purchase price was $3,400,000, consisting of $1,400,000 in cash and 181,855 shares of Common Stock (the aggregate fair market value of which was $2,000,000). The Company also repaid $1,700,000 in indebtedness of Synergy HMC. In connection with the acquisition, the Company recorded $4,900,000 of intangibles, which primarily included customer lists that are being amortized ratably over a ten year period.

        In July 1997, the Company purchased certain assets, including the customer list, of Queen City Microsystems, Inc. for an aggregate amount of $500,000, consisting of $200,000 in cash and $300,000 in notes payable. The notes were repaid in February 1998 (See Note 4).

        In September 1997, the Company completed the acquisition of Healthcare Revenue Management, Inc. ("HRM") for consideration consisting of 112,706 shares of Common Stock (the aggregate fair market value of which was $2,300,000) and $200,000 in cash. The acquisition was accounted for as a purchase. Additionally, an intangible for customer lists was recorded in the amount of $3,100,000 and will be amortized ratably over a ten year period.

        In November 1997, the Company acquired 3,111,105 shares of Common Stock of Medicus Systems Corporation ("Medicus") or 56.7 percent of the then issued and outstanding shares of Medicus Common Stock from certain selling stockholders. Pursuant to individual stock purchase agreements (the "Stock Purchase Agreements"), the Company agreed to pay the selling stockholders $7.50 per share, in cash and a note payable, together with a warrant ("Warrant") entitling the selling stockholders to acquire 0.3125 shares of QuadraMed Common Stock for each share of Medicus Common Stock sold at a price of $24 per share subject to adjustments and certain limitations. The consideration paid by the Company to selling stockholders in November 1997 was approximately $21,700,000 in cash and a note payable for approximately $1,600,000 to a selling stockholder which was due and repaid by the

Company in January 1998 (See Note 4), plus Warrants to purchase an aggregate of 972,220 shares of QuadraMed Common Stock at $24 per share.

        In conjunction with Stock Purchase Agreements discussed above, the Company entered into an Agreement and Plan of Reorganization in November 1997 (the "Merger Agreement"), by and among the Company and Medicus to purchase the remaining 43.3 percent of outstanding Common Stock held by Medicus stockholders. The consummation of the merger between both companies will result in the extinguishment and conversion of all the outstanding shares of Common Stock of Medicus into the right to receive any of (i) a cash payment of $7.50 per share of Medicus Common Stock, (ii) .3125 shares of Common Stock of QuadraMed for each share of Medicus Common Stock, subject to adjustment and certain limitations as provided in the Merger Agreement, or (iii) a combination of cash and QuadraMed Common Stock.

        In connection with the agreements discussed above, the Company purchased the net assets of Medicus for a purchase price of approximately $51,000,000, which was comprised of a cash payment of $21,700,000, the issuance of a note payable for approximately $1,600,000 to one selling stockholder and the value of options and warrants issued of $7,200,000. The Company also assumed two-year promissory notes aggregating $2,000,000 which were bearing interest at 8 percent and were repaid by the Company in December 1997. The Company has recorded a payable of $17,819,000 to stockholders of Medicus for the remaining 43.3 percent of outstanding Common Stock. This amount represents the maximum that will be paid in cash or converted to QuadraMed Common Stock upon the effective date of the acquisition. Costs and fees related to the acquisition totaled $1,500,000. In connection with the acquisition, which was accounted for as a purchase, the Company allocated the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed. Intangible assets acquired aggregated to $55,000,000, of which $3,000,000, $13,500,000 and $38,500,000 were assigned to acquired software, acquired intangible assets and acquired in-process research and development, respectively. Because there was no assurance that the Company would be able to successfully complete the development and integration of the acquired research and development in-process or that it had alternative future use at the acquisition date, the acquired in-process product development was charged to expense by the Company in the year ended December 31, 1997. Net tangible liabilities assumed in the acquisition totaled approximately $17,600,000. No fair value adjustments to net tangible and intangible assets and liabilities were recorded in the purchase accounting outside of the acquired intangible assets listed above.

        In December 1997, the Company acquired all of the outstanding capital stock of Fleming SoftLink Systems, Inc. ("SoftLink") in exchange for 110,857 shares of Common Stock, of which 11,086 shares of Common Stock have been placed into escrow for a period of one year under the terms and conditions of the acquisition agreement. The acquisition was accounted for as a pooling of interests. Upon closing of acquisition, the assets and liabilities of SoftLink were recorded at net book value and consisted primarily of accounts receivable, accrued liabilities and, to a lesser extent, deferred revenue. The accompanying consolidated financial statements have been restated to reflect the acquisition of SoftLink on a pooling of interests basis.

        In December 1997, the Company acquired all of assets and assumed all of the liabilities of RHP, and acquired and merged with its two wholly owned subsidiaries Resource Holdings, Ltd. ("RHL") and FRA Acquisitions Inc. ("FRA") (collectively doing business as "Rothenberg Health Systems, Inc."). The mergers were completed pursuant to an Acquisition Agreement and Plan of Merger (the "Acquisition Agreement"). The Company issued 1,588,701 shares of its Common Stock, of which 155,014 have been placed into escrow for a period of one year under the terms and conditions of the Acquisition Agreement, in exchange for all of the capital stock of RHL and FRA. The acquisition was accounted for as a pooling of interests. The accompanying consolidated financial statements have been restated to reflect the acquisition of RHL and FRA on a pooling of interests basis. Upon closing of the acquisition, the assets and liabilities of Rothenberg Health Systems, Inc. were recorded at net book value and consisted primarily of cash, accounts receivable and accrued liabilities.

        Prior to the merger with the Company, in November 1995, FRA and RHP acquired 100 percent of the outstanding shares of Rothenberg Health Systems, Inc. ("Rothenberg") for consideration that consisted of short-term notes payable of $9,600,000 due, and paid, in January 1996 and partnership interests in RHP. The estimated fair value of the partnership interests was $2,200,000. Following the acquisition of Rothenberg, all shares of Rothenberg owned by RHP were contributed to FRA, resulting in FRA owning 100 percent of the outstanding shares of Rothenberg. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated based upon the estimated fair value of the assets acquired and liabilities assumed. The purchase price allocated to in-process research and development was $8,600,000 and was charged to expense in the year ended December 31, 1995.

     A reconciliation of the current consolidated financial statements with previously reported separate Company information for entities with which the Company has pooled is presented below:

                                   1995          1996          1997
                                 --------      --------      --------
Revenues:

QuadraMed                        $  5,639      $ 17,304      $ 32,443
Rothenberg and Softlink             2,432        10,043        12,483
InterMed                            1,964         1,784            --
                                 --------      --------      --------
  Consolidated                   $ 10,035      $ 29,131      $ 44,926
                                 ========      ========      ========
Net income (loss):

QuadraMed                        $ (9,771)     $    268      $(38,092)
Rothenberg and Softlink            (9,397)       (1,111)       (4,437)
InterMed                              337          (115)           --
                                 --------      --------      --------
  Consolidated                   $(18,831)     $   (958)     $(42,529)
                                 ========      ========      ========


        The unaudited pro forma results of operations of the Company, Synergy HMC, HRM and Medicus for the year ended December 31, 1997 are as follows (in thousands):

                               QuadraMed         Prior            Pro Forma
                              Corporation    Acquisitions(a)      Combined
                              -----------    ---------------     ------------
Revenues                       $ 44,926          $19,316           $ 64,242
Net loss                       $(42,529)         $(9,155)          $(51,684)


(a) Includes results of operations of Synergy HMC for the three months ended March 31, 1997, HRM for the eight months ended August 31, 1997 and Medicus for the ten months ended October 31, 1997, respectively. Subsequent to March 31, 1997, August 31, 1997, and October 31, 1997 the results of operations of Synergy HMC, HRM and Medicus, respectively, are included in QuadraMed Corporation.

13. CONTINGENCIES

        From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of December 31, 1997, the Company was not a party to any legal proceedings which, if decided adversely to the Company, would, individually or in the aggregate, have a material adverse effect on the Company's business, financial condition or results of operations.

14. INCOME TAXES

        The Company has accounted for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," since its inception. SFAS No. 109 provides for an asset and liability approach to accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable. The Company had incurred net operating losses in each year through December 31, 1997.

        The components of the net deferred tax asset are as follows (in thousands):

                                                                      YEAR ENDED
                                                                       DECEMBER 31,
                                                                 1995     1996       1997
                                                               -------   ------     -------
                                                                 (Restated)
                                                                (See Note 12)
        Deferred tax assets:
          Net operating loss carryforwards.................   $ 2,699   $  2,840   $  6,836
          Accruals and reserves............................       338      1,915      3,673
          Writeoff of acquired research and development in
            process........................................     3,053      2,764      2,452
                                                              -------   --------   --------
                                                                6,090      7,519     12,961
        Deferred tax liabilities:
          Cash to accrual adjustment.......................     1,170        ---        ---
          Depreciation.....................................       165        253        345
          Intangible assets................................       498        ---        582
                                                              -------   --------   --------
                                                                1,833        253        927
        Net deferred tax asset before allowance............     4,257      7,266     12,034
        Valuation allowance................................    (4,257)    (7,266)   (12,034)
                                                              -------   --------   --------

          Net deferred tax asset...........................   $    --   $     --   $     --
                                                              =======   ========   ========

        The significant components of the provision for income taxes are as follows (in thousands):

                                                    1995      1996      1997
                      Current:
                        Federal                      $ --       $--      $622
                        State                          --        --       166
                                                     ----       ---      ----
                        Total current                  --        --       788
                      Deferred:
                          Federal                      --        --    (1,312)
                          State                        --        --      (249)
                                                  ---------  -------  -------
                          Total deferred               --        --    (1,561)
                          Change in valuation
                            allowance, net of
                            the effect of
                            Medicus                    --        --     1,561
                                                  ---------  -------  -------
                                                     $ --      $--      $ 788
                                                  =========  =======  =======


        Reconciliation of the provision for income taxes computed at the statutory rate to the effective tax rate are as follows:


                                              1995      1996      1997

      Federal income tax rate                  (34)%     (34)%     (34)%
      Change in valuation allowance             34        34         4
      Write off of acquired research
        and development in process              --        --        31
      Alternative minimum tax                   --        --         1
                                            ---------  --------  ------
                                                --%       --%        2%
                                            =========  ========  ======



        A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset including the limited operating history of the Company.

        As of December 31, 1997, the Company had net operating loss carryforwards for Federal and state income tax reporting purposes of approximately $19,000,000 and $10,000,000, respectively. These carryforwards expire in various periods from 2009 to 2011. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss and research and development credit carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interest.

15. SUBSEQUENT EVENTS

        In February 1998, the Company acquired Cabot Marsh Corporation for approximately $2,800,000 in cash and 382,767 shares of QuadraMed Common Stock with an aggregate fair market value of approximately $8,400,000. The acquisition will be accounted for as a purchase.

                                     EXHIBIT INDEX

Exhibit
Number   Description
 2.11    Amendment No. 1 to Agreement and Plan of Reorganization, dated as of February 26, 1998.

 2.12    Amendment No. 2 to Agreement and Plan of Reorganization, dated as of March 24, 1998.

10.45    Letter dated January 15, 1998 from the Company to Andrew J. Hurd, regarding terms of employment.

10.46    Employment Agreement dated September 29, 1997 by and between Steven D. McCoy and the Company.

10.47    Letter dated March 17, 1998 from the Company to Keith M. Roberts regarding terms of employment.

10.48    Employment Agreement dated February 4, 1998 by and between Ruthann Russo and the Company.

21       List of Subsidiaries of the Registrant

23.1     Consent of Arthur Andersen LLP, Independent Public Accountants.

23.2     Consent of Deloitte & Touche LLP, Independent Auditors.

27.1     Financial Data Schedule for the Year Ended 12/31/97.

27.2     Financial Data Schedule for the Year Ended 12/31/96.

27.3     Financial Data Schedule for the Year Ended 12/31/95.