Form 10-K/A
period 1997-12-31
QUADRAMED CORP
filed 1998-04-20
CIK 1018833

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K/A-1



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


         The aggregate market value of voting stock held by non-affiliates of the Registrant, as of March 31, 1998 was approximately $375,000,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.



         On March 31, 1998, approximately 12,574,217 shares of the Registrant's Common Stock, $0.01 par value per share, were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on or about May 28, 1998 are incorporated by reference into Part III.

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


                                       i.

                                     PART I

ITEM 1.  BUSINESS.


         Except for the historical financial information contained herein, the matters discussed in this Annual Report on Form 10-K may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties and that actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation -- Certain Factors That Might Affect Future Operating Results" and other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

OVERVIEW

         QuadraMed Corporation ("QuadraMed" or the "Company") develops, markets and sells software products and services designed to enable health care providers and payors to increase operational efficiency, improve cash flow, measure the cost of care and effectively administer managed care contracts. Quadramed's QuanTIM(R) suite of products as an integrated offering of EDI, financial management, and decision support and compliance solutions for both providers and payors. In addition, QuadraMed provides compliance, consulting and business office outsourcing services. To date, the Company's products have been purchased by over 2,800 health care providers in all 50 states, the District of Columbia and Canada.


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


         The Company expects to realize significant benefits from its recent acquisitions, including the acquisition of Medicus and the acquisition of Rothenberg. Realizing these benefits will depend in significant part upon the successful integration of the businesses, including their products and employees, with the Company, and there can be no assurance that such integration will not entail substantial costs, delays or other problems or that such integration will be successfully completed. The effort to integrate the businesses will divert the attention of management from other matters and will result in significant operational and administrative expense. Any difficulties encountered in the integration process could have a material adverse effect on the revenues and operating results of the Company. In addition, the process of combining the companies could cause the interruption of, or a disruption in, the business activities of the Company, which could have a material adverse effect on the operations and financial performance of the Company. Even if these businesses are successfully integrated into the Company, the acquired operations may not achieve sales, productivity and profitability commensurate with the Company's historical or projected operating results. Failure to achieve such projected results would have a material adverse effect on the Company's financial performance, and in turn, on the market value of the Company's Common Stock. There can be no assurance that the Company will realize any of the anticipated benefits of its recent acquisitions, including the Medicus Merger and the Rothenberg Merger or that such acquisitions will enhance the Company's business or financial performance.


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


         A substantial portion of the Company's revenues have been and are expected to be derived from the sale of software products and services to hospitals. Consolidation in the health care industry, particularly in the hospital and managed care markets, could cause a decrease in the number of existing or potential purchasers of the Company's products and services or the loss of one or more of the Company's significant customers, insofar as customers may be acquired by another company that uses products or services, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the decision to purchase the Company's products often involves the approval of several members of management of a hospital or health care provider. Consequently, it is difficult for the Company to predict the timing or outcome of the buying decisions of customers or potential customers.


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

         Changes in current health care financing and reimbursement systems could result in the need for unplanned product enhancements, in delays or cancellations of product orders or shipments or in the revocation of endorsement of the Company's products by hospital associations or other customers. Any of these occurrences could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, many health care providers are consolidating to create integrated health care delivery systems with greater regional market power. As a result, these emerging systems could have greater bargaining power, which may lead to price erosion of the Company's products. The failure of the Company to maintain adequate price levels would have a material adverse effect on the Company's business, financial condition and results of operations. Other market-driven reforms could also have adverse effects on the Company's business, financial condition and results of operations.

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

SALES AND MARKETING


         As of March 31, 1998, the Company employed 61 direct sales representatives and product managers, and a marketing support staff of 12 individuals. The Company markets its products and services through direct sales contacts, strategic alliances, participation in trade shows and advertisements in industry publications. In addition, senior management plays an active role in the sales process by cultivating industry contacts.


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

RESEARCH AND DEVELOPMENT


         As of March 31, 1998, the Company employed 65 people in the areas of product design, research and development and 41 people in the areas of quality assurance and technical support. The Company's product development strategy is focused on continually enhancing existing products by increasing their functionality and ease of use. In addition, the Company is enhancing the reporting capabilities for its performance measurement clinical and financial applications, expanding its outpatient and inpatient databases and improving its comparative reporting and benchmarking capabilities with third-party databases. A significant amount of the Company's research and development resources are dedicated to integrating acquired technology into the Company's suite of products. See "-Products Under Development and Joint Development Projects."


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

EMPLOYEES


         As of March 31, 1998, the Company employed 754 people, including 93 in general administration, 106 in product design, research and development quality assurance and technical support, 73 in sales and marketing and 482 in operations. None of the Company's employees is represented by a union or other collective bargaining group. The Company believes its relationship with its employees to be satisfactory.

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


                                                                                 High            Low
         Year Ended December 31, 1996
                  Fourth Quarter (October 10, 1996 through December 31, 1996)   $13 1/2          8 9/16

         Year Ended December 31, 1997
                  First Quarter                                                  12 1/4          9 5/8
                  Second Quarter                                                 10 5/8          6 3/4
                  Third Quarter                                                  20              6 3/4
                  Fourth Quarter                                                 27 1/2         17

         Year Ended December 31, 1998
                  First Quarter                                                  35 1/4         18 15/16
                  Second Quarter (through April 17, 1998)                        30 7/8         26


         As of March 31, 1998, there were approximately 143 holders of record of the Company's Common Stock. The Company believes that the number of beneficial holders of Company Common Stock substantially exceeds this number.



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


                                                                           YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------------------------
                                                         1993          1994          1995          1996          1997
                                                     --------      --------      -----------   -----------   -----------
                                                                                 Restated(1)   Restated(1)   Restated(2)
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Revenues .....................................     $    517      $  6,102      $ 10,035      $ 29,131      $ 44,926
  Loss from operations .........................         (793)       (4,780)      (18,672)         (154)      (26,187)
  Net loss .....................................         (804)       (4,865)      (18,831)         (958)      (25,634)
  Basic and diluted net loss per share(3) ......     $   (.40)       $(2.26)       $(8.10)     $  (0.26)     $  (2.96)
                                                     ========      ========      ========      ========      ========


                                                                           AS OF DECEMBER 31,
                                                     ----------------------------------------------------------------
                                                         1993          1994          1995          1996          1997
                                                     --------      --------     -----------    -----------   -----------
                                                                                Restated(1)    Restated(1)   Restated(2)
                                                                              (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Working capital (deficit) ....................     $ (1,866)     $ (1,494)     $ (3,071)     $ 21,445      $ 40,739
  Total assets .................................        2,123         2,801        27,212        38,284        92,447
  Stockholders' equity (deficit) ...............         (667)       (1,457)       (9,565)       21,332        68,632


---------------

(1) Restated to reflect business combinations accounted for as poolings of interests. See Note 12 to Notes to Consolidated Financial Statements.

(2) The Company previously reported the acquisition of a majority interest in Medicus and the execution of the Medicus merger agreement as an acquisition of 100% of Medicus in November 1997. In response to comments received from the Securities and Exchange Commission during its review of the Medicus transaction, the Company agreed to reflect the acquisition of Medicus as a step acquisition, with purchase accounting applied only to the 56.7% majority interest acquired during 1997. Accordingly, the accompanying financial statements have been restated to reflect this change. See Note 12 to Notes to Consolidated Financial Statements.

(3) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income per share. In February 1997, the Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which requires disclosure of basic earnings per share and diluted earnings per share and is effective for periods ending subsequent to December 15, 1997.

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


OVERVIEW


         QuadraMed develops, markets and sells software products and services designed to enable health care providers and payors to increase operational efficiency, improve cash flow, measure the cost of care and effectively administer managed care contracts. In addition, QuadraMed provides business office outsourcing, compliance and consulting services. QuadraMed and its subsidiaries have approximately 2,800 healthcare customers. In addition, QuadraMed has received endorsements from 13 state and regional hospital associations.


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

         In November 1997, the Company acquired 56.7% of Medicus. The Company previously reported the acquisition of this majority interest and the execution of the Medicus acquisition agreement as an acquisition of 100% of Medicus in November 1997. In response to comments received from the Securities and Exchange Commission during its review of the Medicus transaction, the Company agreed to reflect the Medicus transaction as a step acquisition, with purchase accounting applied only to the 56.7% majority interest acquired during 1997. Accordingly, a non-recurring charge of $38.5 million was previously reported in the year ended December 31, 1997 related to the write-off of acquired in-process research and development has been reduced to $21.9 million. The Company expects to record the remaining $16.7 million of this write-off upon the completion of the Medicus transaction in the second quarter of 1998. The primary products acquired in the Medicus acquisition (Patient-Focused Systems, Clinical Data Systems and Decision Support Systems) require future development and integration with the Company's current products. The Company plans to identify best-of-breed functionality from the acquired, and certain of its own, products and merge such features into newly created products. Additionally, the Company expects that acquisitions in the first quarter of 1998 will result in additional non-recurring charges related to acquired in-process research and development in the quarter ended March 31, 1998.


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


         As of March 31, 1998, QuadraMed and its subsidiaries had approximately 2,800 customers, approximately 80% of which were hospitals, located in all 50 states, the District of Columbia and Canada. The Company expects to maintain a high percentage of hospital customers, but also expects its customer mix to transition to a higher percentage of other providers, including integrated delivery health care systems ("IDSs"), as well as physicians, payors and employers. For the year ended December 31, 1995 revenues from one customer were 11%. No single customer accounted for more than 10% of the Company's revenues in 1996 and 1997.


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

                                                 YEAR ENDED DECEMBER 31,
                                            --------------------------------
                                              1995         1996         1997
                                            ------       ------       ------
Revenues:
     Licenses .........................       65.3%        88.8%        75.4%
     Services .........................       34.7         11.2         24.6
     Total revenues ...................      100.0        100.0        100.0
Operating expenses:
     Cost of licenses .................       38.3         35.8         29.1
     Cost of services .................       44.5         13.1         15.6
     General and administration .......       28.0         20.6         18.0
     Sales and marketing ..............       17.8         16.3         15.0
     Research and development .........        8.6         12.1         11.4
     Amortization of intangibles ......        1.0          2.6          3.2
     Non-recurring charges ............         --           --         17.4
     Write-off of acquired in-
         process research and
         development ..................      147.9           --         48.6
                                            ------       ------       ------
         Total operating expenses .....      286.1        100.5        158.3
                                            ------       ------       ------
Loss from operations ..................     (186.1)        (0.5)       (58.3)
Interest income (expense), net ........       (2.1)        (3.5)         2.6
Other income (expense), net ...........        0.5          0.7          0.4
                                            ------       ------       ------
Net loss before provision
  for income taxes ....................     (187.7)        (3.3)       (55.3)
Provision for income taxes ............         --           --          1.7
Minority interest in loss .............         --           --          0.1
                                            ------       ------       ------
Net loss ..............................     (187.7)        (3.3)       (57.1)
                                            ======       ======       ======



Years Ended December 31, 1997 and 1996


Revenues


         Licenses. License revenues increased 30.9% to $33.9 million in 1997 from $25.9 million in 1996. The increase was due to license revenues from new customers and an increase in perpetual license agreements entered into during the latter half of 1997. Software license revenues include license, installation, consulting and post-contract support fees, third-party hardware sales and other revenues related to licensing of the Company's software products.


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

Operating Expenses


         General and Administration. General and administration expenses increased 35.2% to $8.1 million in 1997 from $6.0 million in 1996, and decreased as a percentage of total revenues to 18.0% in 1997 from 20.6% in 1996. The increase in general and administration expenses reflects costs associated with the hiring of additional senior officers in 1997 and an increase in the number of offices throughout the United States. The Company also incurred significant legal and other costs during 1997 to settle certain litigation initiated in prior years.


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


         Research and Development. Research and development expenses increased 45.3% to $5.1 million in 1997 from $3.5 million in 1996, and decreased as a percentage of total revenues to 11.4% in 1997 from 12.1% in 1996. The increase in research and development expenses is principally due to the addition of personnel. The Company capitalized $607,000, $682,000 and $425,000 of software development costs in fiscal 1997, 1996 and 1995, respectively, which represented 11.6%, 16.2% and 33.0% of total research and development expenditures in fiscal 1997, 1996 and 1995. Amortization of capitalized software development costs totaled $155,000, $32,000 and $47,000 in fiscal 1997, 1996 and 1995, respectively. The Company believes that research and development expenditures are essential to maintaining its competitive position. As a result, the Company intends to continue to make investments in the development of new products and in the further integration of acquired technologies into the Company's suite of products. The Company believes that these expenses will increase in the future, but should remain relatively constant as a percentage of total revenues, although there can be no assurance in this regard. Future expenditures associated with the on-going development and integration of certain products obtained in the Medicus acquisition are estimated to be approximately $4.0 million to bring such products to the point of commercial feasibility, although there can be no assurance in this regard.



         Amortization of Intangibles. Amortization of intangibles increased to $1.4 million in 1997 from $766,000 in 1996. The increase in the amortization of intangibles is due to the acquisitions of Synergy in April 1997, Healthcare Revenue Management, Inc. in September 1997 and 56.7% of Medicus in November 1997.


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


         Acquired In-Process Research and Development. In connection with the acquisition of 56.7% of the outstanding stock of Medicus in November 1997, the Company recorded a $21.9 million write-off related to acquired in-process research and development that had not achieved technological feasibility and had no alternative future use.

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

         At December 31, 1997, the Company had $43.7 million of cash and cash equivalents, $1.0 million of short-term investments and $40.7 million in net working capital. Net cash used in operating activities was $1.8 million, $218,000 and $4.0 million in the years ended December 31, 1997, 1996 and 1995, respectively. Net cash used in operating activities in fiscal year 1997 was principally attributable to the Company's net loss in 1997, a substantial portion of which was comprised of a non-cash charge to write-off acquired in-process research and development related to the Medicus acquisition in November 1997. Net cash used in operating activities in fiscal year 1996 was principally attributable to investments in the Company's infrastructure and net cash used in operating activities in fiscal year 1995 was principally attributable to a net loss by the Company.

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


          The Company believes that its current cash and investments in conjunction with available borrowings will be sufficient to fund operations at least through December 31, 1998.


YEAR 2000 COMPLIANCE


         Many computer systems have experienced or will experience problems processing dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer systems and the compliance of its computer products and software sold to customers for addressing the year 2000 issue. The Company expects to implement successfully the systems and programming changes necessary to address the year 2000 issues and does not believe that the cost of such actions will have a material adverse effect on the Company's business, results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on its business, financial condition and results of operations.



         The Company has designed and tested the most current versions of its products to be year 2000 compliant. A significant number of the Company's customers are running product versions that are not year 2000 compliant. While the Company has been encouraging such customers to migrate to current product versions, it is possible that the Company may experience increased expenses in addressing migration issues and may lose customers. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company. Some commentators have stated that significant amounts of litigation will arise out of year 2000 compliance issues. Because of the unprecedented nature of such litigation it is uncertain whether or to what extent the Company may be affected by it.

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

History of Operating Losses; Uncertain Profitability


         The Company incurred net losses of $18.8 million, $958,000 and $25.6 million for the years ended December 31, 1995, 1996 and 1997, respectively, and as of December 31, 1997 had an accumulated deficit of $52.4 million. These results include write-offs for acquired in-process research and development in the years ended December 31, 1995 and December 31, 1997 of $14.8 million and $21.9 million, respectively. On a pro forma basis, after giving effect to the Rothenberg Merger and the Company's acquisition of the Synergy Companies, Health Resource Management, Medicus and Cabot Marsh, the Company's net loss for the year ended December 31, 1997 would have been $16.1 million. In connection with its acquisitions, the Company has and will incur significant non-recurring charges and will be required to amortize significant expenses related to goodwill and other intangible assets in future periods. There can be no assurance that the Company will be able to achieve or sustain revenue growth or profitability on a quarterly or annual basis.


Potential Variability in Quarterly Operating Results


         The Company's quarterly operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including: integration of acquired businesses, variability in demand for the Company's products and services; the number, timing and significance of announcements and releases of product enhancements and new products by the Company and its competitors; the timing and significance of announcements concerning the Company's present or prospective strategic alliances; the termination of, or a reduction in, offerings of the Company's products and services; the loss of customers due to consolidation in the health care industry; delays in product delivery requested by customers; the length of the sales cycle or the timing of sales; the amount of new potential contracts at the beginning of any particular quarter; customer budgeting cycles and changes in customer budgets; investments by the Company in marketing, sales, research and development, and administrative personnel necessary to support the Company's anticipated operations; marketing and sales promotional activities; software defects and other quality factors; and general economic conditions.


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


Integration of Acquired Companies into the Company


         The Company expects to realize significant benefits from its recent acquisitions, including the acquisition of Medicus and the acquisition of Rothenberg. Realizing these benefits will depend in significant part upon the successful integration of the businesses, including their products and employees, with the Company, and there can be no assurance that such integration will not entail substantial costs, delays or other problems or that such integration will be successfully completed. The effort to integrate the businesses will divert the attention of management from other matters and will result in significant operational and administrative expense. Any difficulties encountered in the integration process could have a material adverse effect on the revenues and operating results of the Company. In addition, the process of integrating the businesses could cause the interruption of, or a disruption in, the business of the Company, which could have a material adverse effect on the operations and financial performance of the Company. Even if these businesses are successfully integrated into the Company, the acquired operations may not achieve sales, productivity and profitability commensurate with the Company's historical or projected operating results. Failure to achieve such projected results would have a material adverse effect on the Company's financial performance, and in turn, on the market value of the Company's Common Stock. There can be no assurance that the Company will realize any of the anticipated benefits of its recent acquisitions, including the Medicus Merger and the Rothenberg Merger or that such acquisitions will enhance the Company's business or financial performance.


Dependence on Acquisition Strategy

         The Company intends to continue to expand in substantial part through acquisitions of products, technologies and businesses. The Company's ability to expand successfully through acquisitions depends on many factors, including the successful identification and acquisition of products, technologies or businesses and management's ability to effectively negotiate and consummate acquisitions and integrate and operate the new products, technologies or businesses. There is significant competition for acquisition opportunities in the Company's industry, which may intensify due to increasing consolidation in the health care industry, thereby increasing the costs of capitalizing on acquisition opportunities. The Company competes for acquisition opportunities with other companies that have significantly greater financial and management resources than the Company. The inability to successfully identify appropriate acquisition opportunities, consummate acquisitions or successfully integrate acquired products, technologies, operations, personnel or businesses could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, acquisitions may divert management's attention from other business concerns, expose the Company to the risks of entering markets in which it has no direct prior experience or to risks associated with the market acceptance of acquired products and technologies, or result in the loss of key employees of the Company or the acquired company. Moreover, acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and the recognition of amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect on the Company's business, financial condition and results of operations.


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

Dependence on Key Personnel


         The Company's performance depends in significant part upon the continued service of its executive officers, its product managers and other key sales, marketing and development personnel. The loss of the services of any of its executive officers or the failure to hire or retain other key employees could have a material adverse effect on the Company's business, financial condition and results of operations. Additions of new, and departures of existing, personnel can be disruptive and could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Related to Hospital and Managed Care Markets; Uncertainty in the Health Care Industry


         A substantial portion of the Company's revenues have been and are expected to be derived from the sale of software products and services to hospitals. Consolidation in the health care industry, particularly in the hospital and managed care markets, could cause a decrease in the number of existing or potential purchasers of the Company's products and services, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the decision to purchase the Company's products often involves the approval of several members of management of a hospital or health care provider. Consequently, it is difficult for the Company to predict the timing or outcome of the buying decisions of customers or potential customers.

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


         Changes in current health care financing and reimbursement systems could result in the need for unplanned product enhancements, in delays or cancellations of product orders or shipments or in the revocation of endorsement of the Company's products by hospital associations or other customers. Any of these occurrences could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, many health care providers are consolidating to create integrated health care delivery systems with greater regional market power. As a result, these emerging systems could have greater bargaining power, which may lead to price erosion of the Company's products. The failure of the Company to maintain adequate price levels would have a material adverse effect on the Company's business, financial condition and results of operations. Other market-driven reforms could also have adverse effects on the Company's business, financial condition and results of operations.

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



Shares Eligible for Future Sale

         Future sales of Common Stock by existing stockholders under Rule 144 and Rule 701 of the Securities Act and through the exercise of registration rights could have an adverse effect on the price of the Company's Common Stock. As of March 31, 1998, approximately 1,400,000 shares are available for sale in the public market subject to compliance with Rule 144 or Rule 701. Certain existing stockholders holding an aggregate of 497,429 shares of Common Stock as of March 31, 1998 (which amount does not include shares being registered by the Company as discussed below) have rights under certain circumstances to require the Company to register their shares for future sale.

         During the second quarter of 1998, the Company expects to close the acquisition of Medicus. In connection with the acquisition of Medicus, the Company may issue up to an aggregate of 1,800,000 shares of Common Stock, which includes up to 972,224 shares of Common Stock issuable upon the exercise of warrants issued in November 1997 to certain former stockholders of Medicus (the "Warrants"). Any unexercised portion of the Warrants will expire at the closing of the acquisition of Medicus. All of the shares of Common Stock to be issued in connection with the acquisition of Medicus are being registered under the Securities Act and will be freely tradeable following the closing of such acquisition. In December 1997, the Company issued 1,588,701 shares of Common Stock in connection with the acquisition of Rothenberg. The shares of Common Stock issued in connection with such acquisition will be registered for resale under the Securities Act and will be freely tradeable following such registration, which the Company expects will occur in mid-April 1998. An additional 242,590 shares subject to registration rights are being registered for resale and will be freely tradeable following such registration which the Company expects will occur in mid-April 1998. As a result of issuance of stock in the acquisition of Medicus and Rothenberg, substantial sales of the Company's Common Stock could occur immediately after the registration of such equity securities.

         Sales of a substantial number of the aforementioned shares of the Company's Common Stock could adversely affect or cause substantial fluctuations in the market price of the Company's Common Stock and impair the Company's ability to raise additional capital through the sale of its securities. Sales of substantial amounts of Common Stock in the public market under Rule 144 under the Securities Act, or otherwise, or the perception that such sales could occur, may adversely affect prevailing market prices of the Common Stock and could impair the future ability of the Company to raise capital through an offering of its equity securities.


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


         The Company has designed and tested the most current versions of its products to be year 2000 compliant. A significant number of the Company's customers are running product versions that are not year 2000 compliant. While the Company has been encouraging such customers to migrate to current product versions, it is possible that the Company may experience increased expenses in addressing migration issues and may lose customers. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company. Some commentators have stated that significant amounts of litigation will arise out of year 2000 compliance issues. Because of the unprecedented nature of such litigation it is uncertain whether or to what extent the Company may be affected by it.


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

Risks Associated with Certain Investments


         The Company has made, and may continue to make in the future, certain investments in which it obtains a minority equity interest in certain early stage companies. The Company does not have the ability to control the operations of any of these companies. Investing in early stage companies is subject to certain significant risks, and there can be no assurance that any of these companies will be successful or achieve profitability or that the Company will ever realize a return on its investments. In addition, to the extent any of such companies fail or become bankrupt or insolvent, the Company may be required to report a loss on some or all of its investment, which could have a material adverse effect on its results of operations during a particular reporting period.


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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about May 28, 1998. The information concerning the Company's executive officers required by this item is incorporated by reference to the section of Part I hereof entitled "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION.


         The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about May 28, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about May 28, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about May 28, 1998.

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

         2.10 Agreement and Plan of Reorganization by and between QuadraMed Corporation and Medicus Systems Corporation, dated as of November 9, 1997.(5)


         2.11 Amendment No. 1 to Agreement and Plan of Reorganization, dated as of February 26, 1998.(10)



         2.12 Amendment No. 2 to Agreement and Plan of Reorganization, dated as of March 24, 1998.(10)


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

       10.43 Letter dated November 13, 1997 from the Company to John V. Cracchiolo, regarding terms of employment.(5)

       10.44      Reserved.


       10.45 Letter dated January 15, 1998 from the Company to Andrew J. Hurd, regarding terms of employment.(10)



       10.46 Employment Agreement dated September 29, 1997 by and between Steven D. McCoy and the Company.(10)

       10.47 Letter dated March 17, 1998 from the Company to Keith M. Roberts regarding terms of employment. (10)

       10.48 Employment Agreement dated February 4, 1998 by and between Ruthann Russo and the Company. (10)

       21         List of Subsidiaries of the Registrant (10)

       23.1       Consent of Arthur Andersen LLP, Independent Public
                  Accountants.

       23.2       Consent of Deloitte & Touche LLP, Independent Auditors.

       24.1       Power of Attorney. (10)

       27.1       Financial Data Schedule for the Year Ended 12/31/1997. (10)

       27.2       Financial Data Schedule for the Year Ended 12/31/1996. (10)

       27.3       Financial Data Schedule for the Year Ended 12/31/1995. (10)


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


    (10) Filed with original Form 10-K on March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        QUADRAMED CORPORATION


Date:  April 20, 1998                   By: /s/ JOHN V. CRACCHIOLO
                                           -------------------------------------
                                                John V. Cracchiolo
                                                Executive Vice President,
                                                Chief Financial Officer and
                                                Secretary (Principal Financial
                                                Officer)

                                                                     Schedule II


                             QUADRAMED CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

         (Restated -- See Note 12 to Consolidated Financial Statements)

                                                                      Additions
                                                  Balance at          Charged to
Description                                   Beginning of Year   Costs and Expenses    Deductions    End of Year
-----------                                   -----------------   ------------------    ----------    -----------
Year ended December 31, 1995
  Allowance for doubtful accounts...........            4               $400                (25)        $  379

Year ended December 31, 1996
  Allowance for doubtful accounts...........         $379               $380              $(259)        $  500

Year ended December 31, 1997
  Allowance for doubtful accounts...........         $500               $309              $(172)        $  637

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


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To QuadraMed Corporation:


        We have audited the accompanying consolidated balance sheets of QuadraMed Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, statements of changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997 (as restated -- see
Note 12). These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated balance sheets of FRA Acquisitions, Inc. and subsidiary as of December 31, 1996, nor did we audit the related statements of operations, statements of changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996, which statements represent total assets of 17% of the 1996 consolidated total and total revenues of 30% and 16% of the 1995 and 1996 consolidated totals, respectively. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for that entity, is based solely on the report of the other auditors.


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


San Jose, California
April 16, 1998

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

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
Los Angeles, California

April 25, 1997


                              QUADRAMED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             DECEMBER 31,
                                                                         --------------------------
                                                                           1996           1997
                                                                         ---------     ------------
                                                                         (Restated)     (Restated)
                                                                        (See Note 12)  (See Note 12)
                         ASSETS
    CURRENT ASSETS:
        Cash and cash equivalents ...................................      $20,804       $43,689
        Short-term investments ......................................          ---         1,032
        Accounts receivable, net of allowance for uncollectible
            accounts of $500 and $637, respectively..................        4,853        11,639
        Unbilled receivables ........................................          624         4,018
        Notes and other receivables .................................        2,843         2,069
        Prepaid expenses and other ..................................          424         1,659
                                                                         ---------     ---------
               Total current assets .................................       29,548        64,106
                                                                         ---------     ---------
    EQUIPMENT, at cost:
        Equipment ...................................................        5,121         8,990
        Less-- Accumulated depreciation and amortization ............       (2,055)       (3,412)
                                                                         ---------     ---------
            Equipment, net ..........................................        3,066         5,578
                                                                         ---------     ---------
    CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net .....................        1,172         1,262
    ACQUIRED SOFTWARE, net of accumulated amortization
        of $323 and $643, respectively ..............................        2,176         4,178
    INTANGIBLES, net of accumulated amortization
        of $568 and $2,501, respectively ............................        2,038        15,836
    LONG-TERM INVESTMENTS ...........................................          ---         1,200
    OTHER ...........................................................          284           287
                                                                         ---------     ---------
                                                                           $38,284       $92,447
                                                                         =========     =========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
        Current maturities of capital lease obligations .............          $79          $163
        Notes payable ...............................................          ---         1,753
        Accounts payable ............................................        1,582         1,774
        Accrued liabilities .........................................        4,466        13,815
        Deferred revenue ............................................        1,976         5,204
        Minority interest ...........................................          ---           658
                                                                         ---------     ---------
               Total current liabilities ............................        8,103        23,367
    NOTES PAYABLE ...................................................        8,700           163
    CAPITAL LEASE OBLIGATIONS, less current portion .................          149           285
                                                                         ---------     ---------
               Total liabilities ....................................       16,952        23,815
                                                                         ---------     ---------
    CONTINGENCIES (Note 13) .........................................          ---           ---
    STOCKHOLDERS' EQUITY:
        Common stock, $0.01 par, 20,000 shares authorized,
        7,711 and 11,916 shares issued and outstanding, respectively.           57            96
        Additional paid-in capital ..................................       48,723       120,915
        Deferred compensation .......................................         (703)          ---
        Accumulated deficit .........................................      (26,745)      (52,379)
                                                                         ---------     ---------
               Total stockholders' equity ...........................       21,332        68,632
                                                                         ---------     ---------
                                                                           $38,284       $92,447
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

                                    QUADRAMED CORPORATION

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      FOR THE YEARS ENDED
                                                          DECEMBER 31,
                                                ---------------------------------
                                                  1995          1996          1997
                                                --------      --------      --------
                                               (RESTATED)    (RESTATED)     (RESTATED)
                                             (SEE NOTE 12)  (SEE NOTE 12)  (SEE NOTE 12)
    REVENUES:
        Licenses ..........................      $6,549       $25,869        $33,864
        Services ..........................       3,486         3,262         11,062
                                               --------      --------       --------
               Total revenues .............      10,035        29,131         44,926
                                               --------      --------       --------
    OPERATING EXPENSES:
        Cost of licenses ..................       3,839        10,423         13,051
        Cost of services ..................       4,469         3,831          7,008
        General and administration ........       2,809         5,996          8,105
        Sales and marketing ...............       1,784         4,751          6,751
        Research and development ..........         864         3,518          5,112
        Amortization of intangibles .......         102           766          1,416
        Non-recurring charges .............         ---           ---          7,816
        Write-off of acquired research and
            development in process ........      14,840           ---         21,854
                                               --------      --------       --------
               Total operating expenses ...      28,707        29,285         71,113
                                               --------      --------       --------
    LOSS FROM OPERATIONS ..................     (18,672)         (154)       (26,187)
                                               --------      --------       --------
    OTHER INCOME (EXPENSE):
        Interest income(expense) ..........        (206)       (1,005)         1,153
        Other income (expense) ............          47           201            151
                                               --------      --------       --------
               Total other income (expense)        (159)         (804)         1,304
                                               --------      --------       --------
     LOSS BEFORE INCOME TAXES
        AND MINORITY INTEREST .............     (18,831)         (958)       (24,883)

    PROVISION FOR INCOME TAXES ............         ---           ---            788
                                               --------      --------       --------
    LOSS BEFORE MINORITY INTEREST               (18,831)         (958)       (25,671)
    MINORITY INTEREST IN LOSS .............         ---           ---             37

    NET LOSS ..............................    $(18,831)        $(958)      $(25,634)
                                               ========      ========       ========
    NET LOSS PER SHARE:
        BASIC AND DILUTED..................      $(8.10)       $(0.26)        $(2.96)
                                               ========      ========       ========
    WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES OUTSTANDING:
        BASIC AND DILUTED..................       2,325         3,620          8,669
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



                                     QUADRAMED CORPORATION

             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     Additional                                           Total
                                 -----------------      Deferred      Accumulated     Stockholders'
                                   Paid In Capital    Compensation      Deficit      Equity (Deficit)
                                 ------------------  --------------  -------------   ---------------
                                     (Restated)        (Restated)     (Restated)       (Restated)
                                   (See Note 12)     (See Note 12)   (See Note 12)    (See Note 12)
BALANCE, DECEMBER 31, 1994.......    $ 9,553           $   --          $(6,956)             $  2,611

Capital contribution.............      1,568               --               --                 1,568
Issuance of warrant to purchase
    Common stock.................         57               --               --                    57
Issuance of common stock at
    $2.50 per Share..............         12               --               --                    12
Deferred compensation............        440             (440)              --                    --
Amortization of deferred
    compensation.................                          10               --                    10
Conversion of notes payable to
    related Parties to Series A
    preferred stock at $4.79 per
    share........................        367               --               --                   368
Conversion of notes payable to
    related Parties to Series B
     preferred stock at $5.25
    at $5.25 per share, net of
    issuance costs...............      4,630               --               --                 4,639
Net loss.........................         --               --          (18,831)              (18,831)
                                      ------           -------         --------               -------
BALANCE AT DECEMBER 31, 1995.....     16,627             (430)         (25,787)               (9,566)
                                      ------           -------         --------               -------
Issuance of common stock at
    $3.75 per Share..............        209               --               --                   210
Conversion of notes payable to
    related parties to Series B
    preferred stock
    at $5.25 per share, net of
    issuance costs...............      3,862               --               --                 3,869
Contributed capital..............      1,236               --               --                 1,236
Issuance of warrant to purchase
    common stock.................        381             (381)              --                    --
Amortization of deferred
    compensation.................         --              108               --                   108
Issuance of Series A preferred
    stock under exchange
    agreement ...................         --               --               --                    --
Repurchase of Series B preferred
    stock........................        (53)              --               --                   (53)
Conversion of Series A and B
    preferred stock to common
    stock........................         --               --               --                    --
Exercise of common stock options.        100               --               --                   100
Issuance of common stock from
    initial public offering, net
    of issuance costs..........       26,361               --               --                26,386
Net loss.........................         --               --              (958)                (958)
                                      ------           ------          --------               -------
BALANCE AT DECEMBER 31, 1996.....     48,723             (703)          (26,745)               21,332
                                      ------           ------          --------               -------
Issuance of common stock in
    connection with the Synergy
    acquisition...............         1,680               --               --                 1,682
Issuance of common stock in
    connection with Healthcare
    Revenue Management, Inc.
      acquisition................      2,330               --               --                 2,331
Amortization of deferred
    compensation.................         --              703               --                   703
Issuance of common stock
    purchase warrants in
    connection with
    the acquisition of Medicus
    Systems Corporation..........        700               --               --                   700
Conversion of notes payable to
    contributed capital..........      9,578               --               --                 9,578
Issuance of common stock through
    Employee's Stock
    Purchase Plan................        135               --               --                   135
Exercise of warrants to purchase
    common stock ................         --               --               --                    --
Exercise of common stock options.        476               --               --                   477
Issuance of common stock from
    public offering,
    net of issuance costs........     57,293              --                --                57,328
Net loss.........................         --              --           (25,634)              (25,634)
                                    --------          ------          --------               --------
BALANCE, DECEMBER 31, 1997.......   $120,915          $   --          $(52,379)              $68,632
                                    ========          ======          ========               ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                              QUADRAMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                   ------------------------------------------
                                                        1995           1996           1997
                                                   --------------- -------------- -----------
                                                     (RESTATED)     (RESTATED)     (RESTATED)
                                                   (SEE NOTE 12)   (SEE NOTE 12) (SEE NOTE 12)
    CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss ...................................    $(18,831)       $(958)    $(25,634)
        Adjustments to reconcile net loss to net
            cash used for operating activities --
            Depreciation and amortization ..........         654        2,117        5,066
            Amortization of deferred compensation ..          10          108          703
            Write-off of in-process research and
            development.............................      14,840          ---       21,854
            Minority interest in net loss...........         ---          ---          (37)
        Cash acquired in the acquisition of
          Healthcare Design Systems.................          13          ---          ---
        Changes in assets and liabilities, net of
        acquisitions--
          Accounts receivable and unbilled
            receivables.............................        (220)      (1,400)      (1,235)
          Prepaid expenses and other ...............         (81)          50         (545)
          Other assets .............................          50           52           10
          Accounts payable and accrued liabilities .        (563)         201       (1,648)
          Deferred revenue .........................         147         (388)        (357)
                                                        --------     --------     --------
              Cash used for operating activities ...      (3,981)        (218)      (1,823)
                                                        --------     --------     --------

    CASH FLOWS FROM INVESTING ACTIVITIES:
        Cash paid for the acquisition of Synergy HMC,
          net of cash acquired .....................         ---          ---       (2,776)
        Cash paid for the acquisition of Queen City
          Microsystems .............................         ---          ---         (160)
        Cash paid for the acquisition of Medicus
        Systems Corporation, net of cash acquired ..         ---          ---      (21,454)
        Cash paid for the acquisition of Healthcare
        Revenue Management, net of cash acquired....         ---          ---         (126)
        Purchased technology .......................         ---          ---         (218)
        Purchase of short-term investments .........         ---          ---       (1,032)
        Purchase of long-term investments ..........         ---          ---       (1,200)
        Additions to equipment .....................        (468)      (2,191)      (2,329)
        Capitalization of computer software
            development costs ......................        (425)        (682)        (607)
                                                        --------     --------     --------
               Cash used for investing activities ..        (893)      (2,873)     (29,902)
                                                        --------     --------     --------

    CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments of principal on capital lease
        obligations  ...............................         (64)        (163)        (136)
        Borrowings (repayments) under notes and
        loans payable ..............................      13,207      (19,475)      (3,194)
        Issuance of convertible notes payable to
        related parties ............................         ---        3,869          ---
        Contributed capital ........................       1,568        1,236          ---
        Issuance of common stock, net of issuance
        costs ......................................          12       26,596       57,328
        Issuance of common stock through Employee
        Stock Purchase Plan ........................         ---          ---          135
        Proceeds from exercise of common stock
        options ....................................         ---          100          477
                                                        --------     --------     --------
               Cash provided by financing activities      14,723       12,163       54,610
                                                        --------     --------     --------
        Net increase in cash and cash equivalents ..       9,849        9,072       22,885

    CASH AND CASH EQUIVALENTS, beginning of period .       1,883       11,732       20,804
                                                        --------     --------     --------

    CASH AND CASH EQUIVALENTS, end of period .......     $11,732      $20,804      $43,689
                                                        ========     ========     ========

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION
        Cash paid for interest .....................      $  ---         $543         $110

    SUPPLEMENTAL DISCLOSURE OF NONCASH
        INVESTING AND FINANCING TRANSACTIONS:
        Purchase of equipment subject to capital
        lease ......................................          17          128          ---
        Repurchase of Series B preferred stock in
        exchange for extinguishment of shareholder
            receivable .............................         ---           53          ---
        Conversion of notes payable to related
        parties to convertible preferred stock .....       5,007        3,869          ---
        Conversion of notes payable and accrued
        interest to related parties to
            contributed capital ....................         ---          ---        9,578
        Conversion of convertible preferred stock to
            common stock ...........................         ---           25          ---
        Issuance of common stock in connection with
            the Synergy acquisition ................         ---          ---        2,000
        Issuance of common stock in connection with
        acquisition of Healthcare Revenue Management,
          Inc ......................................         ---          ---        2,300
        Issuance of common stock warrants in
          connection with acquisition of Medicus
          Systems Corporation ......................         ---          ---          700



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

        Intangible assets include the following at December 31 (in thousands):

                                      1996                          1997
                                    --------                      -------
Customers lists                      $2,606                       $16,621
Goodwill                                 --                           237
Work force and trade names               --                         1,475
                                     ------                       -------
                                      2,606                        18,333
    Less: Accumulated amortization     (568)                       (2,497)
                                     ------                       -------
                                     $2,038                       $15,836
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


        In connection with the acquisition of a majority interest in Medicus Systems Corporation ("Medicus") acquisition in November 1997 (see Note 12), the Company assumed a line of credit arrangement Medicus had entered into with a bank to borrow up to a maximum of $2,500,000. The line of credit bears interest at the bank's prime rate and provides the bank with a first security interest in all assets of Medicus. There were no borrowings against the line of credit at December 31, 1997. In January 1998, the Company terminated the line of credit arrangement with the bank.


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

6.  BRIDGE FINANCING

        In January 1996, the Company entered into a bridge loan agreement with certain preferred stockholders of the Company (the "Bridge Investors"), pursuant to which such Bridge Investors loaned an aggregate of $3,869,160 to the Company. In addition, the Bridge Investors were issued warrants to purchase an aggregate of 957,376 shares of Common Stock at a purchase price of $3.75 per share. The warrants were partially exercised through a cashless exercise into 240,960 shares of Common Stock during 1997. The remaining warrants expire on January 31, Agreement were converted into an aggregate of 734,000 shares of Series B Preferred Stock. The 250,653 shares of the Company's Series A Preferred Stock issuable under the exchange agreement discussed in Note 7 were issued at the time of the conversion of notes into Series B Preferred Stock. The proceeds from the Bridge Financing were used to pay down a portion of the amounts payable to the sellers of Healthcare Design Systems, which was acquired by the Company in December 1995.


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


        In connection with the acquisition of a majority in Medicus in November 1997, the Company assumed notes payable to a former officer and current director of Medicus aggregating $2,000,000. The notes were repaid in full by the Company in December 1997. In addition, upon the acquisition of the remaining minority interest in Medicus, a warrant issued to this Medicus director will be cancelled in exchange for securities of the Company with an aggregate value of $1,200,000.


        In addition, Medicus issued a warrant to purchase 100,000 shares of common stock to an unaffiliated entity at $7.80 per share. The warrant is exercisable anytime prior to March 1999. In connection with the acquisition of the remaining minority interest in Medicus, the Company will assume and convert such warrant into a warrant based on the conversion rate as set forth in the Merger Agreement with Medicus.


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


        In connection with the acquisition of Rothenberg Health Systems, Inc. by Resource Health Partners, L.P. ("RHP") in November 1995 (see Note 12), RHP granted Class C limited partnership units in RHP to certain officers and employees of Rothenberg Health Systems, Inc. These units, which were valued at $440,000, vest over a period of seven years. The related agreements also contain provisions for accelerated vesting should there be a sale of all or substantially all of the assets of Rothenberg Health Systems, Inc. With respect to shares granted to employees who were not shareholders of Rothenberg Health Systems, Inc. at the date of the acquisition, the Company recorded deferred compensation expense as a component of stockholders' equity, which was being amortized ratably over the seven year vesting period. In connection with the acquisition of Rothenberg Health Systems, Inc., the Company amortized the remaining deferred compensation during 1997.

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


                                                             1995           1996         1997
                                                          ---------      ---------    ------------
                                                                                      (Restated --
                                                                                        Note 12)
        Net loss....................   As reported        $ (18,831)     $   (958)     $ (25,634)
                                       Pro forma          $ (18,881)     $ (1,438)     $ (27,268)
        Basic and diluted net loss
          per share.................   As reported        $   (8.10)     $  (0.26)     $   (2.96)
                                       Pro forma          $   (8.12)     $  (0.40)     $   (3.15)

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


        As a result of the acquisition of 56.7 percent of Medicus Systems Corporation in November 1997, eligible employees of that Company may participate in Medicus's 401(k) Savings Plan (the "Medicus Plan"). The Medicus Plan has substantially the same terms and conditions as the Company's Plan. The Company plans to transition the Medicus Plan into the Company's Plan during 1998 subsequent to the closing of the planned merger with Medicus.


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

        In conjunction with the Stock Purchase Agreements discussed above, the Company entered into an Agreement and Plan of Reorganization in November 1997 (the "Merger Agreement"), by and among the Company and Medicus to purchase the remaining 43.3 percent of outstanding Common Stock held by Medicus stockholders. The consummation of the merger between both companies will result in the extinguishment and conversion of all the outstanding shares of Common Stock of Medicus into the right to receive any of (i) a cash payment of $7.50 per share of Medicus Common Stock, (ii) .3125 shares of Common Stock of QuadraMed for each share of Medicus Common Stock, subject to adjustment and certain limitations as provided in the Merger Agreement, or (iii) a combination of cash and QuadraMed Common Stock.

        The Company previously reported the acquisition of a majority interest in Medicus and the execution of the Merger Agreement as an acquisition of 100% of Medicus in November 1997. In response to comments received from the Securities and Exchange Commission during its review of the Medicus transaction, the Company agreed to reflect the acquisition of Medicus as a step acquisition, with purchase accounting applied only to the 56.7 percent majority interest acquired during 1997. Accordingly, the accompanying financial statements have been restated to reflect this change. The net loss and loss per share, as previously reported, were $42.5 million and $4.91, respectively, for the year ended December 31, 1997, in comparison with a restated net loss of $25.6 million and $2.96 loss per share, respectively.

        The Company's purchase price for the 56.7 percent interest in Medicus which it acquired was approximately $26.3 million, which was comprised of a cash payment of $21.7 million, the issuance of a note payable for approximately $1.6 million to one selling stockholder, the value of warrants issued to the selling stockholders of $700,000, and transaction costs of $2.3 million. In connection with the acquisition, which was accounted for as a purchase, the Company allocated the purchase price based upon the estimated fair value of the Company's proportionate share of the assets acquired and liabilities assumed. Intangible assets acquired aggregated to $30.2 million, of which $1.7 million, $6.7 million and $21.8 million were assigned to acquired software, acquired intangible assets, and acquired research and development in-process, respectively. Because there was no assurance that the Company would be able to successfully complete the development and integration of the acquired research and development in-process or that it had alternative future use at the acquisition date, the acquired research and development in-process was charged to expense by the Company in the year ended December 31, 1997. The Company's proportionate share of net tangible liabilities assumed in the acquisition totaled approximately $12.8 million.

        Minority interest as of December 31, 1997 of $658,000 represents the remaining 43.3 percent interest in the net assets and liabilities of Medicus attributable to the minority stockholders. The Company expects to complete the merger with Medicus in the second quarter of 1998. Accordingly, the minority interest is classified as a current liability in the accompanying consolidated balance sheet.

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

     A reconciliation of the current consolidated financial statements with previously reported separate Company information for entities with which the Company has pooled is presented below:

                                   1995          1996          1997
                                 --------      --------      --------
Revenues:

QuadraMed                        $  5,639      $ 17,304      $ 32,443
Rothenberg and Softlink             2,432        10,043        12,483
InterMed                            1,964         1,784            --
                                 --------      --------      --------
  Consolidated                   $ 10,035      $ 29,131      $ 44,926
                                 ========      ========      ========
Net income (loss):

QuadraMed                        $ (9,771)     $    268      $(21,197)
Rothenberg and Softlink            (9,397)       (1,111)       (4,437)
InterMed                              337          (115)           --
                                 --------      --------      --------
  Consolidated                   $(18,831)     $   (958)     $(25,634)
                                 ========      ========      ========


        The unaudited pro forma results of operations of the Company, Synergy HMC, HRM and Medicus for the year ended December 31, 1997 are as follows (in thousands):


                 QuadraMed         Prior          Pro Forma      Pro Forma
                Corporation    Acquisitions(a)    Adjustments    Combined
                -----------    ---------------    -----------   ------------

Revenues         $ 44,926          $19,316          $    --       $ 64,242
Net loss         $(25,634)         $(5,723)         $19,578       $(11,779)



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

        The components of the net deferred tax asset are as follows (in thousands):


                                                                           YEAR ENDED
                                                                           DECEMBER 31,
                                                                 1995         1996         1997
                                                               -------       ------       -------
                                                             (Restated)    (Restated)
                                                            (See Note 12) (See Note 12)
        Deferred tax assets:
          Net operating loss carryforwards.................   $ 2,699      $  2,840     $  6,836
          Accruals and reserves............................       338         1,915        3,673
          Writeoff of acquired research and development in
            process........................................     3,053         2,764        2,452
                                                              -------      --------     --------
                                                                6,090         7,519       12,961
        Deferred tax liabilities:
          Cash to accrual adjustment.......................     1,170           ---          ---
          Depreciation.....................................       165           253          345
          Intangible assets................................       498           ---          582
                                                              -------      --------     --------
                                                                1,833           253          927
        Net deferred tax asset before allowance............     4,257         7,266       12,034
        Valuation allowance................................    (4,257)       (7,266)     (12,034)
                                                              -------      --------     --------

          Net deferred tax asset...........................   $    --      $     --     $     --
                                                              =======      ========     ========


        The significant components of the provision for income taxes are as follows (in thousands):

                                                    1995      1996      1997
                      Current:
                        Federal                      $ --       $--      $622
                        State                          --        --       166
                                                     ----       ---      ----
                        Total current                  --        --       788
                      Deferred:
                          Federal                      --        --    (1,312)
                          State                        --        --      (249)
                                                  ---------  -------  -------
                          Total deferred               --        --    (1,561)
                          Change in valuation
                            allowance, net of
                            the effect of
                            Medicus                    --        --     1,561
                                                  ---------  -------  -------
                                                     $ --      $--      $ 788
                                                  =========  =======  =======


        Reconciliation of the provision for income taxes computed at the statutory rate to the effective tax rate are as follows:


                                              1995      1996      1997

      Federal income tax rate                  (34)%     (34)%     (34)%
      Change in valuation allowance             34        34         7
      Write off of acquired research
        and development in process              --        --        29
      Alternative minimum tax                   --        --         1
                                            ---------  --------  ------
                                                --%       --%        3%
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