Form 10-Q
period 1998-03-31
QUADRAMED CORP
filed 1998-05-14
CIK 1018833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of May 5, 1998, there were 12,945,323 shares of the Registrant's Common Stock outstanding, par value $0.01.

        This quarterly report on Form 10-Q consists of 28 pages of which this is page 1. The Exhibit Index is located at page 24.

                              QUADRAMED CORPORATION

                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                             NUMBER
                                                                                             ------
PART I.        FINANCIAL INFORMATION
               Item 1.       Financial Statements (unaudited)
                             Condensed Consolidated Balance Sheets as of
                             March 31, 1998 and December 31, 1997                                 3
                             Condensed Consolidated Statements of Operations
                             for the three months ended March 31, 1998 and 1997                   4
                             Condensed Consolidated Statements of Cash Flows
                             for the three months ended March 31, 1998 and 1997                   5
                             Notes to Condensed Consolidated Financial
                             Statements                                                           6
               Item 2.       Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                                  8

PART II.       OTHER INFORMATION
               Item 1.       Legal Proceedings                                                   22
               Item 2.       Changes in Securities and Use of Proceeds                           22
               Item 3.       Defaults Upon Senior Securities                                     23
               Item 4.       Submission of Matters to a Vote of Security Holders                 23
               Item 5.       Other Information                                                   23
               Item 6.       Exhibits and Reports on Form 8-K                                    24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              QUADRAMED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         MARCH 31,        DECEMBER 31,
                                                          1998               1997
                                                        ---------         ---------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $  29,448         $  43,689
  Short-term investments                                    1,047             1,032
  Accounts receivable, net                                 13,094            11,639
  Unbilled receivables                                      4,793             4,018
  Notes and other receivables                               2,671             2,069
  Prepaid expenses and other                                1,602             1,659
                                                        ---------         ---------
        Total current assets                               52,655            64,106
                                                        ---------         ---------

  Equipment, net                                            5,709             5,578
  Capitalized software development costs, net               1,510             1,262
  Acquired software, net                                    3,886             4,178
  Long-term investments                                     1,200             1,200
  Intangibles, net                                         25,826            15,836
  Other                                                       318               287
                                                        ---------         ---------
        Total assets                                    $  91,104         $  92,447
                                                        =========         =========

                    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of capital lease
        obligations                                     $     116         $     163
  Notes payable                                                73             1,753
  Accounts payable                                          2,547             1,774
  Accrued liabilities                                       9,884            13,815
  Deferred revenue                                          6,248             5,204
  Minority interest                                         1,037               658
                                                        ---------         ---------
        Total current liabilities                          19,905            23,367
                                                        ---------         ---------

Capital lease obligations, less current portion               334               285
Notes payable, less current portion                            --               163
                                                        ---------         ---------
        Total liabilities                                  20,239            23,815
                                                        ---------         ---------

STOCKHOLDERS' EQUITY:
  Common stock                                                119                96
  Additional paid-in capital                              132,566           120,915
  Accumulated deficit                                     (61,820)          (52,379)
                                                        ---------         ---------
        Total stockholders' equity                         70,865            68,632
                                                        ---------         ---------
        Total liabilities & stockholders' equity        $  91,104         $  92,447
                                                        =========         =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS
                                                                ENDED
                                                              MARCH 31,
                                                       1998             1997
                                                     --------         --------
REVENUES:
  Licenses                                           $ 11,341         $  6,571
  Services                                              5,745            1,126
                                                     --------         --------
        Total revenues                                 17,086            7,697
                                                     --------         --------
OPERATING EXPENSES:
  Cost of licenses                                      3,940            2,591
  Cost of services                                      3,310              861
  General and administration                            2,023            1,959
  Sales and marketing                                   2,027            1,478
  Research and development                              1,777            1,022
  Amortization of intangibles                             779              184
  Write-off of acquired research and
         development in process                        12,308               --
  Non-recurring charges                                    --              334
                                                     --------         --------
        Total operating expenses                       26,164            8,429
                                                     --------         --------
LOSS FROM OPERATIONS                                   (9,078)            (732)
OTHER INCOME, NET:
  Interest income, net                                    574              289
  Other income, net                                       104               28
                                                     --------         --------
        Total other income (expense)                      678              317
                                                     --------         --------
LOSS BEFORE PROVISION FOR INCOME TAXES
        AND MINORITY INTEREST                          (8,400)            (415)
        Provision for income taxes                       (662)             (33)
        Minority interest in Medicus earnings            (379)              --
                                                     --------         --------
NET LOSS                                             $ (9,441)        $   (448)
                                                     ========         ========
NET LOSS PER BASIC AND DILUTED SHARE                 $  (0.77)        $  (0.06)
                                                     ========         ========
BASIC AND DILUTED WEIGHTED AVERAGE
 SHARES OUTSTANDING                                    12,253            7,715
                                                     ========         ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              QUADRAMED CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                    THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                               1998             1997
                                                             --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $ (9,441)        $   (448)
                                                             --------         --------
  Adjustments to reconcile net loss
    to net cash used for operating
    activities:
    Depreciation & amortization                                 1,477              614
    Amortization of deferred
      compensation                                                 --               35
    Write-off of in-process research and development           12,308               --
    Minority interest in earnings of Medicus                      379               --
  Changes in assets and liabilities:
     Accounts receivable and unbilled receivables              (1,750)            (620)
     Prepaid expenses and other                                    81             (226)
     Accounts payable and accrued
       liabilities                                             (7,063)          (1,156)
     Deferred revenue                                             376              (96)
                                                             --------         --------
          Cash used in operating activities                    (3,633)          (1,897)
                                                             --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for the acquisition of Cabot Marsh,
        net of cash acquired                                   (2,748)              --
     Cash paid for the acquisition of Velox,
        net of cash acquired                                   (3,121)              --
     Cash paid for the acquisition of the InterLink
      entities, net of cash acquired                           (1,412)              --
     Additions to equipment                                      (635)            (239)
     Capitalization of computer
     software development costs                                  (274)             (96)
                                                             --------         --------
          Cash used in investing
            activities                                         (8,190)            (335)
                                                             --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal on capital
     lease obligations                                            (49)             (21)
  Repayments under notes payable                               (2,834)              --
  Proceeds from the issuance of
     common stock                                                 465              103
                                                             --------         --------
          Cash provided by (used in)financing
            activities                                         (2,418)              82
                                                             --------         --------
Net decrease in cash
  and cash equivalents                                        (14,241)          (2,150)
CASH AND CASH EQUIVALENTS,
  beginning of period                                          43,689           20,804
                                                             --------         --------
CASH AND CASH EQUIVALENTS, end
  of period                                                  $ 29,448         $ 18,654
                                                             ========         ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             QUADRAMED CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K/A. The unaudited information contained herein has been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of the Company's management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1998 or any other future period.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUES

        The Company licenses a variety of products and provides a variety of services. License revenue includes license, installation, consulting and post-contract customer support fees, third-party hardware sales and other revenues related to licensing of the Company's software products. Service revenue is composed of business office outsourcing, cash flow management, compliance and consulting services. The product suite is comprised of financial management, decision support, compliance and EDI software. Each of these elements includes a variety of products which can be licensed individually or as a suite of interrelated products. Products are licensed either under term arrangements (which range from one year to three years and typically include monthly or annual payments over the term of the arrangement) or on a perpetual basis.

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

        The Company provides business office outsourcing, cash flow management compliance and consulting services to certain hospitals under contract service arrangements. Business office outsourcing revenues typically consist of fixed monthly fees plus incentive-based payments that are based on a percentage of dollars recovered for the provider for which the service is being performed. The monthly fees are recognized as revenue on a monthly basis at the end of each month. Incentive fees are recognized as the conditions upon which such fees are based are realized based on collection of accounts from payors.

Cash flow management services typically consist of fixed fee services and additional incentive payments based on a certain percentage of revenue returns realized by the customer as a result of the services provided by the Company. The fixed fee portion is recognized upon cash collection from the customer. Compliance and consulting revenues are recognized as the services are provided.

        Other services are also provided to certain of the Company's licensees of software products. These services consist primarily of consulting and post-contract customer support. Consulting services generally consist of installation of software at customer sites, and revenue is recognized upon completion of installation. Unbilled receivables consist of work performed or software delivered which has not been billed under the terms of the contractual arrangement with the customer. Post-contract customer support is recognized ratably over the term of the support period. Deferred revenue primarily consists of revenue deferred under annual maintenance and annual license agreements on which amounts have been received from customers and for which the earnings process has not been completed.

        Cost of license revenues consists primarily of salaries, benefits, hardware costs and allocated costs related to the installation process, and customer support and royalties to third parties.

        Cost of service revenues consists primarily of salaries, benefits and allocated costs related to providing such services.


NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the dilutive computation only if their effect is anti-dilutive. As the Company recorded a net loss in the three months ended March 31, 1998 and 1997, no common equivalent shares are included in diluted weighted average common shares outstanding.

        In 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which was adopted by the Company in the first quarter of 1998. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it. The Company adopted SFAS No. 130 in the current period; however, the Company has no items of other comprehensive income in any period presented.


3.      ACQUISITIONS

        In January 1998, the Company acquired entities affiliated with InterLink Corporation for an aggregate purchase price of 65,224 shares of the Company's common stock, the aggregate fair market value of which was $1,500,000 and approximately $1,700,000 in cash and the extinguishment of notes receivable. In connection with this acquisition, which was accounted for as a purchase, the Company allocated the purchase price based upon the estimated fair value of the assets and liabilities assumed. Approximately $1,300,000 of the total intangibles was assigned to acquired in-process research and development and written-off in the quarter ended March 31, 1998. The remaining balance will be amortized over a ten year period.

        In February 1998, the Company acquired Cabot Marsh Corporation for an aggregate purchase price of 382,767 shares of the Company's common stock, the aggregate fair market value of which was $8,400,000 and approximately $2,800,000 in cash. In connection with this acquisition, which was accounted for as a purchase, the Company allocated the purchase price based upon the estimated fair value of the assets and liabilities assumed. Approximately $6,200,000 of the total intangibles was assigned to acquired in-process research and development and written-off in the quarter ended March 31, 1998. The remaining balance will be amortized over a ten year period.

        In March 1998, the Company acquired Velox Systems Corporation for an aggregate purchase price of 40,562 shares of the Company's common stock, the aggregate fair market value of which was $1,400,000 and approximately $3,200,000 in cash. In connection with this acquisition, which was accounted for as a purchase, the Company allocated the purchase price based upon the estimated fair value of the assets and liabilities assumed. Approximately $4,800,000 of the total intangibles was assigned to acquired in-process research and development and written-off in the quarter ended March 31, 1998. The remaining balance will be amortized over a ten year period.

        The unaudited pro forma results of operations of the Company, Cabot Marsh Corporation, Velox Systems Corporation and entities affiliated with InterLink for the quarter ended March 31, 1998 are noted as follows:

                                              Acquisitions
                                           during the quarter
                               QuadraMed         ended           Pro Forma     Pro Forma
                              Corporation   March 31, 1998(a)   Adjustments     Combined
                              -----------------------------------------------------------
Revenue                         $17,086          $ 1,753               -        $18,839
Net income (loss)               $(9,441)         $(1,189)          $12,308      $ 1,678
Net income (loss) per share     $ (0.77)                                        $  0.12

(a) Includes the results of operations of Cabot Marsh Corporation and entities affiliated with InterLink for the month of January 1998 and Velox Systems Corporation for the two months ended February 28, 1998. The results of operations subsequent to January 31, 1998 for Cabot Marsh and entities affiliated with InterLink and February 28, 1998 for Velox Systems Corporation are included in QuadraMed Corporation.

4.      SUBSEQUENT EVENTS

        In April 1998, the Company completed an offering of $115 million principal amount of Convertible Subordinated Debentures, including the underwriters' over-allotment option. The debentures are due May 1, 2005 and bear interest at 5.25 percent per annum. The Debentures are convertible into Common Stock at any time prior to redemption or final maturity, initially at the conversion price of $33.25 per share (resulting in an initial conversion ratio of 30.075 shares per $1,000 principal amount). Proceeds to the Company from the offering were $111,550,000.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Except for the historical financial information contained herein, the matters discussed in this Form 10-Q may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) variability in quarterly operating results, (ii) identification, consummation and assimilation of acquisitions, (iii) dependence on large orders and customer concentration,
(iv) dependence on hospitals and demand for the Company products and services in the healthcare information systems and services markets, (v) legislative or market-driven reforms in the healthcare industry, (vi) the Company's ability to develop and introduce new products, (vii) management of the Company's changing operations, (viii) dependence on key personnel, (ix) development by competitors of new or superior products or entry into the market of new competitors, (x) risks related to product defects, (xi) risks associated with pending litigation,
(xii) dependence on intellectual property rights, (xiii) volatility in the Company's stock price and historically low trading volume, (xiv) the success or failure of strategic alliances, (xv) risk of interruption in data processing,
(xvi) risks associated with certain investments in early stage companies, and
(xvii) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange

Commission, including the Annual Report on Form 10-K/A filed on April 20, 1998 and the registration statement on Form S-4 which became effective on April 27, 1998.

OVERVIEW

        QuadraMed develops, markets and sells software products and services designed to enable health care providers and payors to increase operational efficiency, improve cash flow, measure the cost of care and effectively administer managed care contracts. In addition, QuadraMed provides business office outsourcing, compliance and consulting services. The Company has expanded significantly since its inception in 1993, primarily through the acquisition of other businesses, products and services. Through March 1998, the Company has completed 17 acquisition transactions, three of which have been accounted for as poolings of interests. Accordingly, the Company's consolidated financial statements have been restated to include historical results of entities acquired on a pooling of interests basis.

        In January 1998, the Company acquired entities affiliated with InterLink Corporation for an aggregate purchase price of 65,224 shares of the Company's common stock, the aggregate fair market value of which was $1,500,000 and approximately $1,700,000 in cash and the extinguishment of notes receivable. In connection with this acquisition, which was accounted for as a purchase, the Company allocated the purchase price based on upon the estimated fair value of the assets and liabilities assumed. Approximately $1,300,000 of the total intangibles was assigned to acquired in-process research and development and written-off in the quarter ended March 31, 1998. The remaining balance will be amortized over a ten year period.

        In February 1998, the Company acquired Cabot Marsh Corporation for an aggregate purchase price of 382,767 shares of the Company's common stock, the aggregate fair market value of which was $8,400,000 and approximately $2,800,000 in cash. In connection with this acquisition, which was accounted for as a purchase, the Company allocated the purchase price based upon the estimated fair value of the assets and liabilities assumed. Approximately $6,200,000 was assigned to acquired in-process research and development and written-off in the quarter ended March 31, 1998. The remaining balance will be amortized over a ten year period.

        In March 1998, the Company acquired Velox Systems Corporation for an aggregate purchase price of 40,562 shares of the Company's common stock, the aggregate fair market value of which was $1,400,000 and approximately $3,200,000 in cash. In connection with this acquisition, which was accounted for as a purchase, the Company allocated the purchase price based upon the estimated fair value of the assets and liabilities assumed. Approximately $4,800,000 of the total intangibles was assigned to acquired in-process research and development and written-off in the quarter ended March 31, 1998. The remaining balance will be amortized over a ten year period.

        As of March 31, 1998, QuadraMed and its subsidiaries had approximately 2,800 customers, approximately 80% of which were hospitals, located in all 50 states, the District of Columbia and Canada. The Company expects to maintain a high percentage of hospital customers, but also expects its customers mix to transition to a higher percentage of other providers, including integrated delivery health care systems ("IDSs"), as well as physicians, payors and employers. For the year ended December 31, 1995 revenues from one customer were 11%. No single customer accounted for more that 10% of the Company's revenues in 1996, 1997 or the quarter ended March 31, 1998.

        The Company's suite of products, called QuanTim, may be licensed either as an integrated solution or as individual applications. The Company licenses its software products pursuant to either a one-time payment for a perpetual license with the option of purchasing support and maintenance or pursuant to annual renewable licenses. The latter method provides the Company with a recurring component to its revenues each year. Revenues from annual renewable license fees are recognized monthly or annually over the term of the license arrangement. Revenues from perpetual software license agreements are significantly greater than license fees under contracts that have annual renewal provisions on a per deal basis and are generally recognized upon shipment and involve one-time license fees, which can cause the Company's revenues to vary from quarter to quarter. To date, a substantial majority of customers who have purchased perpetual licenses have also purchased annual support and maintenance agreements, the revenues from which are recognized monthly.

        In addition to its software products, the Company provides business office outsourcing, cash flow management, compliance and consulting services. The Company offers partial and full outsourcing of business office functions for hospitals, physicians, home health care agencies and other providers. The Company often uses its software products in delivering these services. The focus of these services is to increase the cash flow and improve the efficiencies of business operations for health care providers. The Company also provides cash flow management services to update and organize a provider's standard billing and charge information to facilitate appropriate reimbursement for the provider. Business office outsourcing and cash flow management service revenues typically consist of fixed monthly fees plus incentive-based payments based on a percentage of dollars recovered for the provider. The monthly fees from outsourcing services are recognized as revenues on a monthly basis, and incentive fees are recognized as revenues based on the collection of accounts from payors. Compliance and consulting revenues are recognized as the services are provided. Such services include the formulation of a compliance program, including compliance assessment, auditing and education expertise. The Company has experienced operating margins at differing levels related to licenses and services. The service business has historically realized fluctuating margins that were significantly lower than margins associated with licenses.

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


REVENUES

        License. License revenues for the quarter ended March 31, 1998 increased 72.6% to $11.3 million, compared to $6.6 million in the same period last year. The increase in license revenues was due principally to new customers and revenues associated with new customers from the acquisition of a majority interest in a Medicus Systems Corporation in November 1997. License revenues include license, installation, consulting and post-contract support fees, third-party hardware sales and other revenues related to licensing of the Company's software products.

        Service. Service revenues for the quarter ended March 31, 1998 increased 410.2% to $5.7 million, compared to $1.1 million in the same period last year. The increase in service revenues was due principally to acquisitions completed in 1997 and, to a lesser extent, revenues associated with new customers acquired in the Cabot Marsh acquisition in the first quarter of 1998.


COST OF REVENUES

        Cost of licenses. Cost of license revenues for the quarter ended March 31, 1998 increased 52.1% to $3.9 million from $2.6 million in the same period last year. Cost of licenses consists primarily of salaries, benefits and allocated costs related to software installations, hardware costs, customer support and royalties to third parties. As a percentage of license revenues, cost of licenses decreased to 34.7% in the first quarter of 1998 from 39.4% in the first quarter of 1997. The increase in cost of licenses was principally due to additional personnel hired in 1997 to support software installations, while the decrease in cost of licenses as a percentage of license revenues is principally due to the leveraging of costs over an increased revenue base.

        Cost of services. Cost of service revenues for the quarter ended March 31, 1998 increased 284.4% to $3.3 million from $861,000 in the same period last year. Cost of services includes expenses associated with services performed in connection with business office outsourcing, compliance and consulting services. As a percentage of service revenues, cost of services decreased to 57.6% in the first quarter of 1998 from 76.5% in the first quarter of 1997. The increase in cost of services was due principally to additional operating costs, including personnel associated with acquisitions during 1997, and, to a lesser extent, additional operating costs associated with the acquisition of Cabot Marsh in the first quarter of 1998. Cost of services as a percentage of service revenues decreased principally due to the leveraging of costs over an increased revenue base during the first quarter of 1998.

OPERATING EXPENSES

        General and Administration. General and administration expenses for the quarter ended March 31, 1998 increased 3.3% to $2.0 million from $1.96 million in the same period last year and as a percentage of total revenues decreased to 11.8% from 25.5% in the same period last year. The decrease in general and administration expenses as a percentage of total revenues for the quarter ended March 31, 1998 was principally due to a larger revenue base and, to a lesser extent, the reduction of certain overhead costs associated with prior acquisitions.

        Sales and Marketing. Sales and marketing expenses for the quarter ended March 31, 1998 increased 37.1% to $2.0 million from $1.5 million in the same period last year, and decreased as a percentage of total revenues to 11.9% from 19.2% in the same period last year. The increase in sales and marketing expenses resulted principally from the addition of sales and marketing personnel and advertising costs incurred in the first quarter of 1998. As a percentage of total revenues, sales and marketing expenses decreased principally due to a larger revenue base.

        Research and Development. Research and development expenses for the quarter ended March 31, 1998 increased 73.9% to $1.8 million from $1.0 million in the same period last year and as a percentage of total revenues decreased to 10.4% from 13.3% in the same period last year. Research and development expenses increased principally due to additional software programmers hired from prior acquisitions. The Company capitalized $274,000 and $96,000 of software development costs in the three months ended March 31, 1998 and 1997, respectively, which represented 13.4% and 8.6% of total research and development expenditures for the three months ended March 31, 1998 and 1997.


        Amortization of Intangibles. Amortization of intangibles for the quarter ended March 31, 1998 increased to $779,000 from $184,000 in the same period last year. The increase in the amortization of intangibles is due to the acquisitions of Synergy in April 1997, Healthcare Revenue Management, Inc. in September 1997, 56.7% of Medicus in November 1997 and, to a lesser extent, the acquisitions of Cabot Marsh, Velox and the entities affiliated with InterLink during the first quarter of 1998. The Company expects the amortization of intangibles associated with the acquisition of Medicus to increase in future periods upon the completion of that acquisition.

        Non-Recurring Charges. Non-recurring start-up charges of $334,000 in the first quarter of 1997 were associated with start-up costs incurred for the claims processing arrangement entered into with EDI USA, Inc. during the first quarter of 1997. No such charges were incurred in the quarter ended March 31, 1998 as this arrangement was terminated in December 1997.

        Acquired Research and Development In-process. In connection with the acquisitions of Cabot Marsh, Velox and entities affiliated with InterLink during the first quarter of 1998, the Company recorded expensed $12.3 million of acquired in-process research and development as the technology had not achieved feasibility and had no alternative future use.

        Interest Income (Expense). Interest income was $574,000 in the quarter ended March 31, 1998, compared to $289,000 for the same period last year. The increase in interest income during the quarter ended March 31, 1998 was principally due to higher average cash and cash equivalent balances as a result of the Company's follow-on offering of Common Stock in October 1997, which raised net proceeds of $57.3 million.

        Provision for income taxes. Provision for income taxes increased to $662,000 in the quarter ended March 31, 1998 from $33,000 in the same period last year. The provision for income taxes is primarily due to state and alternative minimum tax liabilities. For financial reporting purposes, a 100% valuation allowance has been recorded against the Company's deferred tax assets under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

        Minority Interest in Medicus Earnings. In connection with the acquisition of a 56.7% interest in Medicus in November 1997, the Company recorded a minority interest of 43.3% for the outstanding shares of common stock not owned by the Company. For the quarter ended March 31, 1998, the Company recorded a minority interest in the earnings of Medicus of $379,000. In May 1998, the Company is expected to complete the acquisition of the remaining 43.3% of Medicus common shares not owned by the Company.

LIQUIDITY AND CAPITAL RESOURCES

        In October 1996, the Company completed its initial public offering of common stock, which resulted in net proceeds to the Company of approximately $26.4 million. In October 1997, the Company completed a follow-on offering of common stock, which resulted in net proceeds to the Company of approximately $57.3 million. In April 1998, the Company completed an offering of $115.0 million principal amount of Convertible Subordinated Debentures, including the underwriters' over-allotment option. The debentures are due in 2005 and bear interest at 5.25 percent per annum. Proceeds to the Company from the offering were $112.6 million.


        Net cash used in operating activities was $3.6 million and $1.9 million in the quarters ended March 31, 1998 and 1997, respectively. Net cash used in operating activities in the quarter ended March 31, 1998 was principally due to a decrease in accounts payable and accrued liabilities as the Company paid down liabilities associated with acquired companies. Net cash used in operating activities in the quarter ended March 31, 1997 was principally due to a decrease in accounts payable and accrued liabilities as the Company paid down accounts payable and accrued liabilities with proceeds from its initial public offering in October 1996.


Net cash used in investing activities was $8.2 million and $335,000 in the quarters ended March 31, 1998 and 1997, respectively. Investing activities primarily included cash paid for the acquisitions of Cabot Marsh, Velox and entities associated with InterLink, as well as the purchase of capital equipment and the capitalization of computer software development costs for the first quarter of 1998.

        Net cash used in financing activities in the quarter ended March 31, 1998 was $2.4 million and net cash provided by financing activities in the quarter ended March 31, 1997 was $82,000. Financing activities in the quarter ended March 31, 1998 related to the repayment of indebtedness of acquired companies, offset by the proceeds from the issuance of common stock through the Company's Stock Purchase Plan and the exercise of common stock options.

        In July 1997, the Company entered into an unsecured line of credit arrangement to borrow up to $5,000,000 at the bank's prime rate. The line of credit expires in July 1998 and contains financial and non-financial restrictions including, among others, maintaining a minimum quick ratio, minimum tangible net worth and a minimum ratio of total liabilities to tangible net worth. The Company was in compliance with these covenants at March 31, 1998. The line of credit is unsecured. There were no outstanding balances at March 31, 1998.

        In November 1997, the Company acquired 3,111,105 shares of Common Stock of Medicus Systems Corporation ("Medicus") or 56.7 percent of the then issued and outstanding shares of Medicus Common Stock from certain selling stockholders. Pursuant to individual stock purchase agreements (the "Stock Purchase Agreements"), the Company agreed to pay the selling stockholders $7.50 per share, in cash and a note payable, together with a warrant ("Warrant") entitling the selling stockholders to acquire 0.3125 shares of QuadraMed Common Stock for each share of Medicus Common Stock sold at a price of $24 per share subject to adjustments and certain limitations. The consideration paid by the Company to selling stockholders in November 1997 was approximately $21,700,000 in cash and a note payable for approximately $1,600,000 to a selling stockholder which was due and repaid by the Company in January 1998. The $24.3 million aggregate purchase price of the remaining 43.3% interest of Medicus, which consists of cash or QuadraMed Common Stock valued at $17.8 million and options and warrants assumed valued at $6.5 million, will be allocated to the remaining acquired assets and liabilities of Medicus, acquired software and intangible assets ($7.6 million), and acquired research and development in-process ($16.7 million) based on a preliminary valuation of the acquired net assets. The QuadraMed Common Stock component of the aggregate purchase price is subject to adjustment based on the price of QuadraMed's Common Stock on the effective date of the merger. The maximum aggregate purchase price of the remaining 43.3% interest of Medicus is $27.0 million.

        The Company believes that its current cash and investments in conjunction with available bank borrowings will be sufficient to fund operations at least through December 31, 1998.


               FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS


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

        The timing of customer purchases is difficult to predict given the complex procurement decision process associated with most health care providers and payors. As a result, the Company typically experiences sales cycles that extend over several quarters. Moreover, the Company's operating expense levels, which will increase with the addition of acquired businesses are relatively fixed. If revenues are below expectations, net income is likely to be disproportionately adversely affected. Further, it is likely that in some future quarter the Company's revenues or operating results will be below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially adversely affected.

INTEGRATION OF ACQUIRED COMPANIES INTO THE COMPANY

        The Company expects to realize significant benefits from its recent acquisitions. Realizing these benefits will depend in significant part upon the successful integration of the businesses, including their products and employees, with the Company, and there can be no assurance that such integration will not entail substantial costs, delays or other problems or that such integration will be successfully completed. The effort to integrate the businesses will divert the attention of management from other matters and will result in significant operational and administrative expense. Any difficulties encountered in the integration process could have a material adverse effect on the revenues and operating results of the Company. In addition, the process of integrating the businesses could cause the interruption of, or a disruption in, the business of the Company, which could have a material adverse effect on the operations and financial performance of the Company. Even if these businesses are successfully integrated into the Company, the acquired operations may not achieve sales, productivity and profitability commensurate with the Company's historical or projected operating results. Failure to achieve such projected results would have a material adverse effect on the Company's financial performance, and in turn, on the market value of the Company's Common Stock. There can be no assurance that the Company will realize any of the anticipated benefits of its recent acquisitions or that such acquisitions will enhance the Company's business or financial performance.

DEPENDENCE ON ACQUISITION STRATEGY

        The Company intends to continue to expand in substantial part through acquisitions of products, technologies and businesses. The Company's ability to expand successfully through acquisitions depends on many factors, including the successful identification and acquisition of products, technologies or businesses and management's ability to effectively negotiate and consummate acquisitions and integrate and operate the new products, technologies or businesses. There is significant competition for acquisition opportunities in the Company's industry, which may intensify due to increasing consolidation in the health care industry, thereby increasing the costs of capitalizing on acquisition opportunities. The Company competes for acquisition opportunities with other companies that have significantly greater financial and management resources than the Company. The inability to successfully identify appropriate acquisition opportunities, consummate acquisitions or successfully integrate acquired products, technologies, operations, personnel or businesses could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, acquisitions may divert management's attention from other business concerns, expose the Company to the risks of entering markets in which it has no direct prior experience or to risks associated with the market acceptance of acquired products and technologies, or result in the loss of key employees of the Company or the acquired company. Moreover, acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and the recognition of amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH ACQUISITIONS; NEED TO MANAGE CHANGING OPERATIONS

        Acquisitions involve a number of special risks including, without limitation, managing geographically dispersed operations, failure of the acquired business to achieve expected results, failure to retain key personnel of the acquired business, inability to integrate the new business into existing operations and risks associated with unanticipated events or liabilities, potential increases in stock compensation expense and increased compensation expense resulting from newly hired employees, the assumption of unknown liabilities and potential disputes with the sellers of one or more acquired entities, all of which could have a material adverse effect on the Company's business, results of operations and financial condition.

        Additionally, customer dissatisfaction or performance problems at a single acquired company could have an adverse effect on the Company's reputation and its sales and marketing initiatives. With the addition of the acquired businesses, the Company's anticipated future operations may place a strain on its management systems and resources. The Company expects that it will be required to continue to improve its financial and management controls, reporting systems and procedures, and will need to expand, train and manage its work force. There can be no assurance that the Company will be able to effectively manage these tasks, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        During the second quarter of 1998, the Company expects to close the acquisition of Medicus Systems Corporation. In connection with the acquisition of Medicus, the Company may issue up to an aggregate of 1,800,000 shares of Common Stock, which includes up to 972,224 shares of Common Stock issuable upon the exercise of warrants issued in November 1997 to certain former stockholders of Medicus (the "Warrants"). Any unexercised portion of the Warrants will expire at the closing of the acquisition of Medicus. All of the shares of Common Stock to be issued in connection with the acquisition of Medicus (including shares issuable upon exercise of the Warrants being registered hereunder) are being registered under the Securities Act and will be freely tradeable following the closing of such acquisition. In December 1997, the Company issued 1,588,701 shares of Common Stock in connection with acquisition of Rothenberg and RHP (the "RHP Mergers"). The shares of Common Stock issued in connection with the RHP Mergers have been registered for resale under the Securities Act and are freely tradeable. An additional 242,590 shares subject to registration rights have been registered for resale and are freely tradeable. As a result of issuance of stock in the acquisition of Medicus and RHP Mergers, substantial sales of the Company's Common Stock could occur immediately after the registration of such equity securities.

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

RISK OF PRODUCT DEFECTS; FAILURE TO MEET PERFORMANCE CRITERIA

        Products such as those offered by the Company frequently contain errors or failures, especially when initially introduced or when new versions are released. Although QuadraMed conducts extensive testing, software errors have been discovered in certain enhancements and products after their introduction. There can be no assurance that, despite testing by the Company and by current and potential customers, errors or performance failures will not occur in products under development or in other enhancements or products after commencement of commercial shipments, resulting in loss of revenues and customers, delay in market acceptance, diversion of resources, damage to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect upon its business, financial condition and results of operations.

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

RISKS RELATED TO OUTSOURCING BUSINESS

        The Company provides compliance, consulting and business office outsourcing and cash flow management services, including the billing and collection of receivables. The infrastructure for the Company's outsourcing business was acquired by the Company. In addition, the Company often uses its software products to provide outsourcing services. As a result, the Company has not been required to make significant capital expenditures in order to service existing outsourcing contracts. However, if the Company experiences a period of substantial expansion in its outsourcing business, it may be required to make substantial investments in capital assets and personnel, and there can be no assurance that it will be able to assess accurately the investment required and negotiate and perform in a profitable manner any of the outsourcing contracts it may be awarded. The Company's failure to estimate accurately the resources and related expenses required for a project or its failure to complete its contractual obligations in a manner consistent with the project plan upon which a contract was based could have a material adverse effect on its business, financial condition and results of operations. In addition, the Company's failure to meet a client's expectations in the performance of its services could damage the Company's reputation and adversely affect its ability to attract new business. Finally, the Company could incur substantial costs and expend significant resources correcting errors in its work, and could possibly become liable for damages caused by these errors.

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



                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.  NONE


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        Between January 1, 1998 and March 31, 1998, the Registrant issued the following securities which were not registered under the Securities Act of 1933 (the "Securities Act"):

        (a) the Registrant granted stock options to its employees under its 1996 Stock Incentive Plan covering an aggregate of 735,773 shares of the Registrant's Common Stock, at exercise prices of $22.375 per share.

        (b) the Registrant issued an aggregate of 65,224 shares of Common Stock in connection with the acquisition of InterLink Corporation.

        (c) the Registrant issued an aggregate of 382,767 shares of Common Stock in connection with the acquisition of Cabot Marsh Corporation.

        (d) the Registrant issued an aggregate of 40,562 shares of Common Stock in connection with the acquisition of Velox Systems Corporation.

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

        On October 10, 1996, the Company's registration statement on Form SB-2 (SEC File No. 333-39487) was declared effective pursuant to which the Company completed its initial public offering (the "Offering"). During the quarter ended March 31, 1998, the Company used the remainder of the net proceeds of the Offering to complete acquisitions. As of March 31, 1998, the Company had applied all net proceeds from the offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. NONE

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

        The information required by this item is incorporated by reference from
Item 4 of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997.

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

        2.5       Acquisition Agreement and Plan of Merger, dated as of March 1,
                  1997, by and among QuadraMed Corporation, Healthcare Recovery
                  Acquisition Corporation, Healthcare Recovery Incorporated and its Shareholders (the "HRI Acquisition Agreement and Plan of
                  Merger").(3)

        2.6       First Amendment to HRI Acquisition Agreement and Plan of
                  Merger, dated as of April 22, 1997.(3)

        2.7       Second Amendment to HRI Acquisition Agreement and Plan of
                  Merger, dated as of April 24, 1997.(3)

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

        2.9 First Amendment to Acquisition Agreement and Plan of Merger, dated as of September 29, 1997.(4)

        2.10      Agreement and Plan of Reorganization by and between QuadraMed
                  Corporation and Medicus Systems Corporation, dated as of November 9, 1997.(5)

        2.11 Amendment No. 1 to Agreement and Plan of Reorganization, dated as of February 26, 1998.(10)

        2.12 Amendment No. 2 to Agreement and Plan of Reorganization, dated as of March 24, 1998.(10)

        2.13      Acquisition Agreement and Plan of Merger dated as of December
                  29, 1997, by and among QuadraMed Corporation and Resource
                  Health Partners, L.P.(6)

        2.14      Acquisition Agreement and Plan of Merger dated as of February
                  2, 1998, by and among QuadraMed Corporation and Cabot Marsh
                  Corporation.(7)

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

        4.9       Stock Purchase Warrant dated September 27, 1995 issued to
                  James D. Durham and amendment #1 thereto dated July 10, 1997.
                  (8)

        4.10      Reserved.

        4.11      Form of Warrant to Purchase Common Stock.(1)

        4.12 Registration Rights Agreement dated December 5, 1996, by and between the Company and the investors listed on Schedule A thereto.(8)

        4.13 Registration Rights Agreement, dated as of December 29, 1997, by and among QuadraMed Corporation, Resource Health Partners,
                  L.P. and certain stockholders.(6)

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

        10.7      Lease dated May 23, 1994 for facilities located at 80 East Sir
                  Francis Drake Boulevard, Suite 2A, Larkspur, California.(1)

        10.8      Reserved.

        10.9      Reserved.

        10.10 Stock Purchase Agreement dated March 3, 1994, by and between the Company and James D. Durham.(1)

        10.11     Reserved.

        10.12     Reserved.

        10.13     Reserved.

        10.14     Reserved.

        10.15     Credit Terms and Conditions dated July 2, 1997, by and between
                  Imperial Bank and the Company, with addendum thereto.(8)

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

        10.43     Letter dated November 13, 1997 from the Company to John V.
                  Cracchiolo, regarding terms of employment.(5)

        10.44     Reserved.

        10.45     Letter dated January 15, 1998 from the Company to Andrew J.
                  Hurd, regarding terms of employment.(10)

        10.46     Employment Agreement dated September 29, 1997 by and between
                  Steven D. McCoy and the Company.(10)

        10.47     Letter dated March 17, 1998 from the Company to Keith M.
                  Roberts regarding terms of employment.(10)

        10.48     Employment Agreement dated February 4, 1998 by and between
                  Ruthann Russo and the Company.(10)

        27.1      Financial Data Schedule


----------


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

    (10) Incorporated by reference from the exhibit with the same number to the Company's Form 10-K/A for the year ended December 31, 1997, as filed with the Commission on April 20, 1998.


        b. Reports on Form 8-K.

        The Company filed a report on Form 8-K on January 13, 1998 in which it reported the acquisition and merger of Resource Health Partners, L.P. through the Company's wholly owned subsidiaries, RH Acquisition Co. and FA Acquisition Co.

        The Company filed a report on Form 8-K on February 18, 1998 in which it reported the acquisition and merger of Cabot Marsh Corporation through the Company's wholly owned subsidiary CMC Acquisition Corporation.

        The Company filed a report on Form 8-K/A on March 10, 1998 in which it amended its previously filed report on Form 8-K relating to the acquisition and merger of Healthcare Revenue Management Inc.

        The Company filed a report on Form 8-K/A on March 10, 1998 in which it amended its previously filed report on Form 8-K relating to the acquisition and merger of the Synergy Companies.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUADRAMED CORPORATION (Company)


Date: May 14, 1998                      By: /s/ JOHN V. CRACCHIOLO
                                             John V. Cracchiolo
                                             President and
                                             Chief Operating Officer (Principal
                                             Financial and Officer)


                                             By:  /s/ BERNIE J. MURPHY
                                             Bernie J. Murphy
                                             Vice President, Finance and
                                             Chief Accounting Officer (Principal
                                             Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.
-------
27.1           Financial Data Schedule