Form 10-Q
period 1998-06-30
QUADRAMED CORP
filed 1998-08-14
CIK 1018833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 0-21031

                              QUADRAMED CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                  52-1992861
         (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

      1003 W. CUTTING BLVD., 2ND FLOOR
             RICHMOND, CA. 94804                              94939
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510)620-2340

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of August 3, 1998, there were 17,131,452 shares of the Registrant's Common Stock outstanding, par value $0.01.

        This quarterly report on Form 10-Q consists of XX pages of which this is page 1. The Exhibit Index is located at page 25.

                              QUADRAMED CORPORATION

                                TABLE OF CONTENTS


                                                                              PAGE
                                                                             NUMBER
                                                                             ------
PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements (unaudited)

                   Condensed Consolidated Balance Sheets as of
                   June 30, 1998 and December 31, 1997                          3

                   Condensed Consolidated Statements of Operations
                   for the three and six months ended
                   June 30, 1998 and 1997                                       4

                   Condensed Consolidated Statements of Cash Flows
                   for the six months ended June 30, 1998 and 1997              5

                   Notes to Condensed Consolidated Financial Statements         6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                          8

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                           18

         Item 2.   Changes in Securities and Use of Proceeds                   18

         Item 3.   Defaults Upon Senior Securities                             19

         Item 4.   Submission of Matters to a Vote of Security Holders         19

         Item 5.   Other Information                                           19

         Item 6.   Exhibits and Reports on Form 8-K                            19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              QUADRAMED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                           JUNE 30,      DECEMBER 31,
                                                             1998           1997
                                                          ---------       ---------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                             $  94,621       $  44,139
    Short-term investments                                   12,425           1,032
    Accounts receivable, net                                 20,723          15,971
    Unbilled receivables                                      6,059           4,018
    Notes and other receivables                               5,492           2,273
    Prepaid expenses and other                                1,929           2,266
                                                          ---------       ---------
          Total current assets                              141,249          69,699

    Long-term investments                                    31,151              --
    Equipment, net                                            6,961           5,841
    Capitalized software development costs, net               1,629           1,262
    Acquired software, net                                    3,661           4,178
    Non-marketable investments                                1,200           1,200
    Intangibles, net                                         34,767          16,130
    Debt offering costs and other                             4,398             286
                                                          ---------       ---------
          Total assets                                    $ 225,016       $  98,596
                                                          =========       =========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of capital lease obligations         $     124       $     163
  Notes payable                                                 953          10,596
  Accounts payable                                            4,588           2,881
  Accrued liabilities                                        24,388          30,268
  Deferred revenue                                            5,956           5,268
                                                          ---------       ---------
          Total current liabilities                          36,009          49,176

  Capital lease obligations, less current portion               315             285
  Notes payable, less current portion                            --             403
  Convertible subordinated debentures                       115,000              --
                                                          ---------       ---------
          Total liabilities                                 151,324          49,864
                                                          ---------       ---------

STOCKHOLDERS' EQUITY:
  Common stock                                                  131              97
  Additional paid-in capital                                183,970         129,510
  Accumulated other comprehensive loss                         (116)             --
  Accumulated deficit                                      (110,293)        (80,875)
                                                          ---------       ---------
          Total stockholders' equity                         73,692          48,732
                                                          ---------       ---------
          Total liabilities & stockholders' equity        $ 225,016       $  98,596
                                                          =========       =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               THREE MONTHS                SIX MONTHS
                                                   ENDED                      ENDED
                                                  JUNE 30,                   JUNE 30,
                                           ---------------------     ---------------------
                                             1998         1997         1998         1997
                                           --------     --------     --------     --------
REVENUES:
  Licenses                                 $ 13,255     $  6,892     $ 24,596     $ 13,463
  Services                                   21,129       13,939       40,486       24,917
                                           --------     --------     --------     --------
        Total revenues                       34,384       20,831       65,082       38,380
                                           --------     --------     --------     --------
OPERATING EXPENSES:
  Cost of licenses                            4,311        2,913        8,250        5,504
  Cost of services                           13,468        8,461       26,143       15,362
  General and administration                  5,576        5,594       11,123       10,534
  Sales and marketing                         2,705        2,284        5,195        4,102
  Research and development                    2,105        1,302        4,032        2,474
  Amortization of intangibles                 1,155          317        1,969          511
  Write-off of acquired research and
         development in process              19,816           --       32,124           --
  Non-recurring charges                       4,219          360        4,219          694
                                           --------     --------     --------     --------
        Total operating expenses             53,355       21,231       93,055       39,181
                                           --------     --------     --------     --------
LOSS FROM OPERATIONS                        (18,971)        (400)     (27,973)        (801)
OTHER INCOME, NET:
  Interest income, net                          287          (28)         618           58
  Other income, net                             163           78         (117)         108
                                           --------     --------     --------     --------
        Total other income, net                 450           50          501          166
                                           --------     --------     --------     --------
LOSS BEFORE PROVISION FOR INCOME TAXES      (18,521)        (350)     (27,472)        (635)
  Provision (benefit) for income taxes        1,339         (161)       1,946          (58)
                                           --------     --------     --------     --------
NET LOSS                                   $(19,860)    $   (189)    $(29,418)    $   (577)
                                           ========     ========     ========     ========
NET LOSS PER BASIC AND DILUTED SHARE       $  (1.23)    $  (0.02)    $  (1.88)    $  (0.05)
                                           ========     ========     ========     ========
BASIC AND DILUTED WEIGHTED AVERAGE
 SHARES OUTSTANDING                          16,144       10,691       15,610       10,615
                                           ========     ========     ========     ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                -------------------------
                                                                   1998           1997
                                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $ (29,418)      $    (577)
                                                                ---------       ---------
  Adjustments to reconcile net loss
    to net cash used for operating activities:
     Depreciation & amortization                                    2,882           1,140
     Deferred income taxes                                             --             (69)
     Amortization of deferred compensation                             --              72
     Write-off of in-process research and development              32,124              --
    Changes in assets and liabilities:
     Accounts receivable and unbilled receivables                  (6,357)         (1,099)
     Prepaid expenses and other                                       115            (260)
     Accounts payable and accrued liabilities                      (8,714)           (959)
     Deferred revenue                                                  18            (208)
                                                                ---------       ---------
          Cash used in operating activities                        (9,350)         (1,960)
                                                                ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for the acquisition of Cabot Marsh,
       net of cash acquired                                        (2,748)             --
     Cash paid for the acquisition of Velox,
       net of cash acquired                                        (3,121)             --
     Cash paid for the acquisition of the InterLink
       entities, net of cash acquired                              (1,412)             --
     Cash paid for the acquisition of Vision,
       net of cash acquired                                        (2,998)             --
     Purchase  of short and long-term investments                 (42,646)             --
     Cash paid for the acquisition of Synergy,
       net of cash acquired                                            --          (2,771)
     Advances under notes receivable and other                     (2,367)             --
     Purchase of non-marketable investment                             --          (2,500)
     Additions to equipment                                        (2,093)           (830)
     Capitalization of computer software development costs           (656)           (249)
                                                                ---------       ---------
          Cash used in investing activities                       (58,041)         (6,350)
                                                                ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal on capital lease obligations                  (90)            (56)
  Net borrowings (repayments) under notes payable                  (3,805)             53
  Proceeds from the issuance of convertible subordinated
    notes payable, net of offering costs                          110,827              --
  Proceeds from the issuance of common stock
    and exercise of common stock warrants                          10,941              98
                                                                ---------       ---------
          Cash provided by financing activities                   117,873              95
                                                                ---------       ---------
Net increase (decrease) in cash and cash equivalents               50,482          (8,215)
CASH AND CASH EQUIVALENTS,
  beginning of period                                              44,139          20,376
                                                                ---------       ---------
CASH AND CASH EQUIVALENTS,
  end of period                                                 $  94,621       $  12,161
                                                                =========       =========
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

  Issuance of common stock in connection with the
    InterLink acquisition                                       $ 1,500,000     $      --

  Issuance of common stock in connection with the
    Cabot Marsh acquisition                                     $ 8,400,000     $      --

  Issuance of common stock in connection with the
    Velox acquisition                                           $ 1,400,000     $      --

  Issuance of common stock in connection with the
    Medicus acquisition                                         $ 28,800,000    $      --


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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUES

        The Company licenses a variety of products and provides a variety of services. License revenue includes license, installation, consulting and post-contract customer support fees, third-party hardware sales and other revenues related to licensing of the Company's software products. Service revenue is composed of business office and health information management outsourcing, cash flow management, compliance and consulting services. The product suite is comprised of financial management, decision support, compliance and EDI software. Each of these elements includes a variety of products which can be licensed individually or as a suite of interrelated products. Products are licensed either under term arrangements (which range from one year to three years and typically include monthly or annual payments over the term of the arrangement) or on a perpetual basis.

        Revenues from term licenses of financial management, decision support, compliance and EDI products are recognized monthly or annually over the term of the license arrangement, beginning at the date of installation. Revenues from perpetual licenses of the financial management, decision support and EDI products are recognized upon shipment of the software if there is persuasive evidence of an agreement, collection of the resulting receivable is probable and the fee is fixed and determinable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

        The Company provides business office and health information management outsourcing, cash flow management compliance and consulting services to certain hospitals under contract service arrangements. Outsourcing revenues typically consist of fixed monthly fees plus, in the case of business office outsourcing, incentive-based payments that are based on a percentage of dollars recovered for the provider for which the service is being performed. The monthly fees are recognized as revenue on a monthly basis at the end of each month. Incentive fees are recognized as the conditions upon which such fees are based are realized based on collection of accounts from payors. Cash flow management services typically consist of fixed fee services and additional incentive payments based on a certain percentage of revenue returns realized by the customer as a result of the services provided by the Company. The fixed fee portion is recognized upon completion of the project with the customer. Compliance and consulting revenues are recognized as the services are provided.

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

NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the dilutive computation only if their effect is anti-dilutive. As the Company recorded a net loss in the three and six months ended June 30, 1998 and 1997, no common equivalent shares are included in diluted weighted average common shares outstanding.

COMPREHENSIVE INCOME

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

        The components of comprehensive income (loss) for the three-month period and six month period ended June 30, 1998 is as follows:

                                         Three months    Six Months
                                            Ended          Ended
                                           June 30,       June 30,
                                         ------------    ----------
Net loss                                  ($19,860)      ($29,418)
Unrealized loss on available-for-sale
  securities                                 ($116)         ($116)
                                          --------       --------
Comprehensive loss                        ($19,976)      ($29,534)
                                          ========       ========

        There was no comprehensive income (loss) during 1997.

3.      ACQUISITIONS

        In May 1998, the Company completed its acquisition of Medicus Systems Corporation by purchasing the remaining 43.3% interest of Medicus. The Company previously purchased 56.7% of the outstanding shares of common stock in November 1997. The acquisition was accounted for as a purchase. The Company allocated the purchase price of the 43.3% interest based on the estimated fair value of the assets and liabilities assumed. Approximately $17,146,000 of the total intangibles was assigned to acquired in-process research and development and written-off in the quarter ended June 30, 1998. The remaining intangible balance will be amortized over a 7 year average period.

        In June 1998, the Company acquired all of the outstanding capital stock of Pyramid Health Group, Inc. in exchange for 2,740,000 shares of common stock, of which 274,000 shares of common stock have been place into escrow for a period of one year under the terms and conditions of the acquisition agreement. The acquisition was accounted for as a pooling of interests. Upon closing of the acquisition, the assets and liabilities of Pyramid were recorded at net book value. The accompanying consolidated financial statements have been restated to reflect the acquisition of Pyramid on a pooling of interest basis.

        The unaudited pro forma results of operations of the Company, Cabot Marsh Corporation, Velox Systems Corporation and entities affiliated with InterLink for the six months ended June 30, 1998 are noted as follows (in thousands):

                                              ACQUISITIONS
                                             DURING THE SIX
                                QUADRAMED     MONTHS ENDED      PRO FORMA      PRO FORMA
                               CORPORATION   JUNE 30, 1998(a)  ADJUSTMENTS     COMBINED
                               -----------   --------------    -----------     ---------
Revenue                          $ 65,082       $  1,753               --      $ 66,835
Net income (loss)                $(29,418)      $ (1,189)        $ 32,124      $  1,517
Net income (loss) per share      $  (1.88)                                     $   0.09

(a) Includes the results of operations of Cabot Marsh Corporation and entities affiliated with InterLink for the month of January 1998 and Velox Systems Corporation for the two months ended February 28, 1998. The results of operations subsequent to January 31, 1998 for Cabot Marsh and entities affiliated with InterLink and subsequent to February 28, 1998 for Velox Systems Corporation are included in QuadraMed Corporation.

        A reconciliation of the current consolidated financial statements with previous reported separate Company information for entities with which the Company has pooled is presented below (in thousands):

                                                       FOR THE SIX MONTHS
                                                          ENDED JUNE 30,
                                                  -----------------------------
                                                    1998                 1997
                                                  --------             --------
Revenues:
  QuadraMed                                       $ 37,933             $ 18,167
  Pyramid                                         $ 27,149             $ 20,213
                                                  --------             --------
    Consolidated                                  $ 65,082             $ 38,380
                                                  ========             ========
  Net income (loss):
  QuadraMed                                       $(30,087)            $   (601)
  Pyramid                                         $    669             $     24
                                                  --------             --------
    Consolidated                                  $(29,418)            $   (577)
                                                  ========             ========

4.      CONVERTIBLE SUBORDINATED DEBT

        In May 1998, the Company completed an offering of $115 million principal amount of Convertible Subordinated Debentures, including the underwriters' over-allotment option. The debentures are due May 1, 2005 and bear interest at
5.25 percent per annum. The Debentures are convertible into Common Stock at any time prior to redemption or final maturity, initially at the conversion price of $33.25 per share (resulting in an initial conversion ratio of 30.075 shares per $1,000 principal amount). Proceeds to the Company from the offering were $110,827,000.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. As defined in SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt SFAS 131 in fiscal 1999.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not expect the adoption of SFAS 133, required beginning January 2000, to have a material effect on its consolidated financial statements.

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

OVERVIEW

        QuadraMed develops, markets and sells software products and services designed to enable health care providers and payors to increase operational efficiency, improve cash flow, measure the cost of care and effectively administer managed care contracts. In addition, QuadraMed provides business office and health information management outsourcing, as well as compliance and consulting services. The Company has expanded significantly since its inception in 1993, primarily through the acquisition of other businesses, products and services. Through June 1998, the Company has completed 20 acquisition transactions, five of which have been accounted for as poolings of interests. Accordingly, the Company's consolidated financial statements have been restated to include historical results of entities acquired on a pooling of interests basis.

        In May 1998, the Company completed its acquisition of Medicus Systems Corporation by purchasing the remaining 43.3% interest of Medicus. The Company previously purchased 56.7% of the outstanding shares of common stock in November 1997. The acquisition was accounted for as a purchase. The Company allocated the remaining 43.3% purchase price based on the estimated fair value of the assets and liabilities assumed. Approximately $17,146,000 of the total intangibles was assigned to acquired in-process research and development and written-off in the quarter ended June 30, 1998. The remaining intangible balance will be amortized over a 7 year average period.

        In June 1998, the Company acquired all of the outstanding capital stock of Pyramid Health Group, Inc. in exchange for 2,740,000 shares of common stock, of which 274,000 shares of common stock have been placed into escrow for a period of one year under the terms and conditions of the acquisition agreement. The acquisition was accounted for as a pooling of interests.

The consolidated financial statements have been restated to reflect the acquisition of Pyramid on a pooling of interest basis.

        As of June 30, 1998, QuadraMed and its subsidiaries had more than 3,200 customers, approximately 80% of which were hospitals, located in all 50 states, the District of Columbia, Canada, Puerto Rico, South Africa and Singapore. The Company expects to maintain a high percentage of hospital customers, but also expects its customer mix to transition to a higher percentage of other providers, including integrated delivery health care systems ("IDSs"), as well as physicians, payors and employers. For the year ended December 31, 1995 revenues from one customer were 11%. No single customer accounted for more than 10% of the Company's revenues in 1996, 1997 or the quarter and six months ended June 30, 1998.

        The Company's suite of products, called QuanTim, may be licensed either as an integrated solution or as individual applications. The Company licenses its software products pursuant to either a one-time payment for a perpetual license with the option of purchasing support and maintenance or pursuant to annual renewable licenses. The latter method provides the Company with a recurring component to its revenues each year. Revenues from annual renewable license fees are recognized ratably over the term of the license arrangement. Revenues from perpetual software license agreements are significantly greater than license fees under contracts that have annual renewal provisions on a per deal basis and are generally recognized upon shipment and involve one-time license fees, which can cause the Company's revenues to vary from quarter to quarter. To date, a substantial majority of customers who have purchased perpetual licenses have also purchased annual support and maintenance agreements, the revenues from which are recognized monthly.

        In addition to its software products, the Company provides business office and health information management outsourcing, cash flow management, compliance and consulting services. The Company offers partial and full outsourcing of business office and health information management functions for hospitals, physicians, home health care agencies and other providers. The Company often uses its software products in delivering these services. The focus of these services is to increase the cash flow and improve the efficiencies of business operations for health care providers. The Company also provides cash flow management services to update and organize a provider's standard billing and charge information to facilitate appropriate reimbursement for the provider. Outsourcing and cash flow management service revenues typically consist of fixed monthly fees, in the case of business office outsourcing, plus incentive-based payments based on a percentage of dollars recovered for the provider. The monthly fees from outsourcing services are recognized as revenues on a monthly basis, and incentive fees are recognized as revenues based on the collection of accounts from payors. Compliance and consulting revenues are recognized as the services are provided. Such services include the formulation of a compliance program, including compliance assessment, auditing and education expertise. The Company has experienced operating margins at differing levels related to licenses and services. The service business has historically realized fluctuating margins that were significantly lower than margins associated with licenses.

        Pyramid Health Group, Inc. has historically experienced lower operating margins compare to the Company's operating margins, however the Company expects to improve such margins by implementing its technology, although there can be no assurance in this regard.

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

REVENUES

        License. License revenues for the quarter ended June 30, 1998 increased 92.3% to $13.3 million, compared to $6.9 million in the same period last year. For the six months ended June 30, 1998, license revenues increased 82.7% to $24.6 million, compared to $13.5 million in the same period last year. The increase in license revenues was due principally to new customers and revenues associated with new customers from recent acquisitions. License revenues include license, installation, consulting and post-contract support fees, third-party hardware sales and other revenues related to licensing of the Company's software products.

        Service. Service revenues for the quarter ended June 30, 1998 increased 51.6% to $21.1 million, compared to $13.9 million in the same period last year. For the six months ended June 30, 1998, service revenues increased 62.5% to $40.5 million, compared to $24.9 million in the same period last year. The increase in service revenues was due principally to revenues associated with new customers acquired in the Cabot Marsh acquisition in the first quarter of 1998 and new customers associated with the health information management outsourcing business.


COST OF REVENUES

         Cost of licenses. Cost of license revenues for the quarter ended June 30, 1998 increased 48.0% to $4.3 million, compared to $2.9 million in the same period last year. For the six months ended June 30, 1998, cost of licenses increased 49.9% to $8.3 million, compared to $5.5 million in the same period last year. Cost of licenses consists primarily of salaries, benefits and allocated costs related to software installations, hardware costs, customer support and royalties to third parties. As a percentage of license revenues, cost of licenses decreased to 32.5% in the quarter ended June 30, 1998 from 42.3% in the same period last year. As a percentage of license revenues, cost of licenses decreased to 33.5% in the six months ended June 30, 1998 from 40.9% in the same period last year. The increase in cost of licenses was principally due to additional personnel hired to support software installations and customer support, while the decrease in cost of licenses as a percentage of license revenues is principally due to the leveraging of costs over an increased revenue base.

         Cost of services. Cost of service revenues for the quarter ended June 30, 1998 increased 59.2% to $13.5 million, compared to $8.5 million, in the same period last year. For the six months ended June 30, 1998, costs of services increased 70.2% to $26.1 million, compared $15.4 million in the same period last year. Cost of services includes expenses associated with services performed in connection with business office outsourcing, compliance and consulting services. As a percentage of service revenues, cost of services increased to 63.7% in the quarter ended June 30, 1998 from 60.7% in the same period last year. As a percentage of service revenues, cost of services increased to 64.6% for the six months ended June 30, 1998 from 61.7% in the same period last year. The increase in cost of services was due principally to additional operating costs associated with the operations of Cabot Marsh which was acquired in the first quarter of 1998 and additional personnel costs associated with the Company's health information management outsourcing division. Cost of services as a percentage of service revenues increased for the quarter and six months ended June 30, 1998, principally due to a higher revenue contribution from the Company's health information management outsourcing division during 1998 and the hiring of additional personnel associated with new outsourcing contracts which were signed during 1998.

OPERATING EXPENSES

         General and Administration. General and administration expenses for the quarters ended June 30, 1998 and 1997 remained constant at $5.6 million and as a percentage of total revenues decreased to 16.2% for the quarter ended June 30, 1998 from 26.9% in the same period last year. For the six months ended June 30, 1998, general and administration expenses increased to $11.1 million, compared to $10.5 million in the same period last year, and decreased as a percentage of total revenues to 17.1% , compared to 27.4% in the same period last year. The decrease in general and administration expenses as a percentage of total revenues for the quarter and six months ended June 30, 1998 was principally due to a larger revenue base and, to a lesser extent, the reduction of certain overhead costs associated with prior acquisitions.

         Sales and Marketing. Sales and marketing expenses for the quarter ended June 30, 1998 increased 18.4% to $2.7 million, compared to $2.3 million in the same period last year, and decreased as a percentage of total revenues to 7.9% from 11.0% in the same period last year. For the six months ended June 30, 1998, sales and marketing expenses increased 26.6% to $5.2 million, compared to $4.1 million in the same period last year, and decreased as a percentage of total revenues to 8.0%, compared to 10.7% in the same period last year. The increase in sales and marketing expenses resulted principally from the addition of sales and marketing personnel and increased advertising costs during 1998. As a percentage of total revenues, sales and marketing expenses decreased principally due to a larger revenue base.

         Research and Development. Research and development expenses for the quarter ended June 30, 1998 increased 61.7% to $2.1 million, compared to $1.3 million in the same period last year and as a percentage of total revenues decreased to 6.1% from 6.3% in the same period last year. For the six months ended June 30, 1998, research and development expenses increased 63.0% to $4.0 million, compared to $2.5 million in the same period last year and decreased as a percentage of total revenues to 6.2% compared to 6.4% in the same period last year. Research and development expenses increased principally due to additional software programmers hired from prior acquisitions to complete the integration of acquired software products. The Company capitalized $656,000 and $249,000 of software development costs in the six months ended June 30, 1998 and 1997, respectively, which represented 14.0% and 9.1% of total research and development expenditures for the six months ended June 30, 1998 and 1997, respectively.

         Amortization of Intangibles. Amortization of intangibles for the quarter and six months ended June 30, 1998 increased to $1.2 million and $2.0 million, respectively, compared to $317,000 and $511,000 in the same periods last year. The increase in the amortization of intangibles is principally due to the acquisition of 56.7% of Medicus in November 1997, the purchase of the remaining 43.4% of Medicus in May 1998, and the acquisition of Cabot Marsh, Velox and the entities affiliated with InterLink during the first quarter of 1998.

         Non-Recurring Charges. Non-recurring charges of $4.2 million in the second quarter of 1998 were primarily associated with acquisition costs incurred in connection with the acquisition of Pyramid Health Group, Inc. in June 1998. The acquisition was accounted for on a pooling of interests basis. Non-recurring charges during the first half of 1997 were associated with start-up costs incurred for the claims processing arrangement entered into with EDI USA, Inc. No such charges were incurred in 1998 as this arrangement was terminated in December 1997.

         Acquired Research and Development In-process. In connection with the acquisition of Vision Software, Inc. in June 1998 and the consummation of the purchase of the remaining 43.3% interest of Medicus Systems Corporation in May 1998, the Company expensed $19.8 million related to technologies, which had not achieved technological feasibility and had no alternative future uses.

         Interest Income, Net. Interest income, net was $287,000 in the quarter ended June 30, 1998, compared to interest expense of $28,000 for the same period last year. For the six months ended June 30, 1998, interest income, net was $618,000, compared to $58,000 in the same period last year. Interest income during 1998 was principally due to higher average cash and cash equivalent balances as a result of the Company's follow-on offering of Common Stock in October 1997, which raised net proceeds of $57.3 million. Interest expense in the quarter ended June 30, 1997 was principally due to interest expense recorded by Pyramid Healthcare Group, Inc. on its long-term debt.

         Provision for income taxes. Provision for income taxes increased to $1,339,000 in the quarter ended June 30, 1998 compared to an income tax benefit of $161,000 in the same period last year. The provision for income taxes is primarily due to state and alternative minimum tax liabilities on certain of the Company's legal entities. For financial reporting purposes, a 100% valuation allowance has been recorded against the Company's deferred tax assets under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

LIQUIDITY AND CAPITAL RESOURCES

         In October 1996, the Company completed its initial public offering of common stock, which resulted in net proceeds to the Company of approximately $26.4 million. In October 1997, the Company completed a follow-on offering of common stock, which resulted in net proceeds to the Company of approximately $57.3 million. In May 1998, the Company completed an offering of $115.0 million principal amount of Convertible Subordinated Debentures, including the initial purchasers' over-allotment option. The debentures are due May 1, 2005 and bear interest, which is payable semi-annually at 5.25 percent per annum. Proceeds to the Company from the offering were $110.8 million.

         Net cash used in operating activities was $9.4 million and $2.0 million in the six months ended June 30, 1998 and 1997, respectively. Net cash used in operating activities in the six months ended June 30, 1998 was principally due to an increase in accounts receivable and a decrease in accounts payable and accrued liabilities as the Company paid down liabilities associated with acquired companies. The increase in accounts receivable was principally due to an increase in revenues for the six months ended June 30, 1998. Net cash used in operating activities for the six months ended June 30, 1997 was principally due to an increase in accounts receivable and a decrease in accounts payable and accrued liabilities as the Company paid down accounts payable and accrued liabilities with proceeds from its initial public offering in October 1996.

         Net cash used in investing activities was $58.0 million and $6.4 million in the six months ended June 30, 1998 and 1997, respectively. Investing activities primarily included the purchase of short and long-term investments from the proceeds from the Company's offering of $115.0 million Convertible Subordinated Debentures and cash paid for the acquisitions of Cabot Marsh, Velox, entities associated with InterLink and Vision Software, as well as certain advances to a particular customer and the purchase of capital equipment and the capitalization of computer software development costs during the first half of 1998. Investing activities for the six months ended June 30, 1997 relate to the $2.5 million investment in EDI USA, Inc., which was later repurchased by EDI USA, Inc. in the fourth quarter of 1997 and cash paid for the acquisition of Synergy during the second quarter of 1997.

         Net cash provided by financing activities was $117.9 million and $95,000 in the six months ended June 30, 1998 and 1997, respectively. Financing activities in the six months ended June 30, 1998 related to the offering of $115.0 million Convertible Subordinated Debentures, which raised net proceeds of $110.8 million and the exercise in May 1998 of common stock warrants issued to former Medicus stockholders in November 1997, both of which were offset by the repayment of indebtedness of acquired companies. Financing activities for the six months ended June 30, 1997 primarily relate to proceeds from the issuance of common stock.

         In July 1997, the Company entered into an unsecured line of credit arrangement to borrow up to $5,000,000 at the bank's prime rate. The line of credit expires in September 1998 and contains financial and non-financial restrictions including, among others, maintaining a minimum quick ratio, minimum tangible net worth and a minimum ratio of total liabilities to tangible net worth. The Company was in compliance with these covenants at June 30, 1998. The line of credit is unsecured. There were no outstanding balances at June 30, 1998. The line of credit expired on July 31, 1998, but was extended for a 60 day period by the bank.

         In November 1997, the Company acquired 3,111,105 shares of Common Stock of Medicus Systems Corporation ("Medicus") or 56.7 percent of the then issued and outstanding shares of Medicus Common Stock from certain selling stockholders. Pursuant to individual stock purchase agreements (the "Stock Purchase Agreements"), the Company agreed to pay the selling stockholders $7.50 per share, in cash and a note payable, together with a warrant ("Warrant") entitling the selling stockholders to acquire 0.3125 shares of QuadraMed Common Stock for each share of Medicus Common Stock sold at a price of $24 per share subject to adjustments and certain limitations. The consideration paid by the Company to selling stockholders in November 1997 was approximately $21.7 million in cash and a note payable for approximately $1.6 million to a selling stockholder which was due and repaid by the Company in January 1998. In May 1998, the Company completed its purchase of the remaining 43.3% interest of Medicus. In connection with the purchase, the Company issued an aggregate of 1,201,221 shares of Common Stock, which included 441,564 shares of Common Stock issued upon the exercise of warrants issued in November 1997 to certain stockholders of Medicus. Proceeds to the Company from the exercise of the warrants was $10.6 million. The $24.3 million aggregate purchase price of the remaining 43.3% interest of Medicus, which consisted of cash and QuadraMed Common Stock valued at $18.2 million and options and warrants assumed at $6.1 million, were allocated to the remaining assets and liabilities of Medicus, acquired software and intangible assets($7.2 million), acquired research and development in-process($17.1 million) based on a valuation of the acquired net assets.

         In December 1997, the Company entered into an agreement with Arcadian Management Services, Inc. ("Arcadian") to develop a centralized business office ("CBO") and to provide full business office outsourcing services for its four managed hospitals. The CBO is located in Fresno, California at the Company's west coast processing center. Under the terms of the agreement, the Company receives (i) approximately $70,000 per month and (ii) additional revenue if the Company meets certain performance-based targets. In connection with this agreement, the Company purchased certain accounts receivable from Chama, Inc., a customer of Arcadian ("Chama") for the purpose of increasing cash flow while the CBO is being implemented. As of June 30, 1998, approximately 3.4 million of these receivables remained outstanding. The remaining balances are included in notes and other receivables on the consolidated balance sheet. John H. Austin, a director of the Company, is President and Chief Executive Officer of Arcadian. The foregoing transaction was negotiated on an arms-length basis and the Company believes the terms are no less favorable to the Company than could be obtained from disinterested third parties.

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

         The timing of customer purchases is difficult to predict given the complex procurement decision process associated with most health care providers and payors. As a result, the Company typically experiences sales cycles that extend over several quarters. Moreover, the Company's operating expense levels, which will increase with the addition of acquired businesses are relatively fixed. If revenues are below expectations, net income is likely to be disproportionately adversely affected. Further, it is likely that in some future quarter the Company's revenues or operating results will be below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would be materially adversely affected.

INTEGRATION OF ACQUIRED COMPANIES INTO THE COMPANY

         The Company expects to realize significant benefits from its recent acquisitions. Realizing these benefits will depend in significant part upon the successful integration of the businesses, including their products and employees, with the Company, and there can be no assurance that such integration will not entail substantial costs, delays or other problems or that such integration will be successfully completed. The effort to integrate the businesses will divert the attention of management from other matters and will result in significant operational and administrative expense. Any difficulties encountered in the integration process could have a material adverse effect on the revenues and operating results of the Company. In addition, the process of integrating the businesses could cause the interruption of, or a disruption in, the business of the Company, which could have a material adverse effect on the operations and financial performance of the Company. Even if these businesses are successfully integrated into the Company, the acquired operations may not achieve sales, productivity and profitability commensurate with the Company's historical or projected operating results. Failure to achieve such projected results would have a material adverse effect on the Company's financial performance, and in turn, on the market value of the Company's Common Stock. There can be no assurance that the Company will realize any of the anticipated benefits of its acquisitions or that such acquisitions will enhance the Company's business or financial performance.

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

HIGHLY COMPETITIVE MARKET

         Competition in the market for the Company's products and services is intense and is expected to increase. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. The Company's competitors include other providers of health care information software and services, as well as health care consulting firms. The combined company's principal competitors include: (i) CIS Technologies, Inc., a division of National Data Corporation, Inc., and Sophisticated Software, Inc. in the market for its EDI products; (ii) Envoy Corp. and MedE AMERICA in the market for its claims processing service; (iii) Healthcare Cost Consultants, Inc., a division of CIS Technologies, Inc., and Trego Systems, Inc. in the market for its contract management products; (iv) IMNET Systems, Inc., Optika Imaging Systems, Inc. and LanVision Systems, Inc. in the market for its electronic document management products; (v) Transition Systems, Inc. and Healthcare Microsystems, Inc., a division of Health Management Systems Inc., HCIA Inc. and MediQual Systems, Inc., a division of Cardinal Health, Inc., in the market for its decision support products; (vi) HMS and ARTRAC, a division of Medaphis in the market for its business office outsourcing services; (vii) a subsidiary of Minnesota Mining and Manufacturing and CodeMaster, in the market for its medical records products; and(viii)Transcend Services, Inc. and SMART Corporation in the market for its health information management services. In addition, current and prospective customers evaluate the Company's capabilities against the merits of their existing information systems and expertise. Furthermore, major software information systems companies, including those specializing in the health care industry, not presently offering products that compete with those offered by the Company may enter the Company's markets. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the health care industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies, changes in customer requirements and political, economic or regulatory changes in the health care industry or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

SHARES ELIGIBLE FOR FUTURE SALE

         Future sales of Common Stock by existing stockholders under Rule 144 and Rule 701 of the Securities Act and through the exercise of registration rights could have an adverse effect on the price of the Company's Common Stock. As of June 30, 1998, approximately 1.1 million shares are available for sale in the public market subject to compliance with Rule 144 or Rule 701. Certain existing stockholders holding an aggregate of 186,662 shares of Common Stock as of June 30, 1998 have rights under certain circumstances to require the Company to register their shares for future sale.

         In June 1998, the Company closed the acquisition of Pyramid Health Group, Inc. ("Pyramid"). In connection with the acquisition of Pyramid, the Company issued an aggregate of 2,740,000 shares of Common Stock, all of which have registration rights. In May 1998, the Company closed the acquisition of Medicus. In connection with the acquisition of Medicus, the Company issued an aggregate of 1,201,221 shares of Common Stock, which includes 441,564 shares of Common Stock issued upon the exercise of warrants issued in November 1997 to certain former stockholders of Medicus (the"Warrants"). All of the shares of Common Stock issued in connection with the acquisition of Medicus (including shares issuable upon exercise of the Warrants) have been registered under the Securities Act and are freely tradeable. In May 1998, the Company completed an offering of $115 million principal aggregate amount of Convertible Subordinated debentures. The Debentures are initially convertible into an aggregate of 3,458,647 shares of the Company's Common Stock at a conversion price of $33.25 per share ( a conversion ratio of 30.075 shares per $1,000 principal amount of Debentures). The Debentures and the shares of Common Stock issuable upon conversion of the Debentures have been registered under the Securities Act and are freely tradable. In December 1997, the Company issued 1,588,701 shares of Common Stock in connection with the RHP Mergers. The shares of Common Stock issued in connection with the RHP Mergers have been registered for resale under the Securities Act and are freely tradeable. An additional 242,590 shares subject to registration rights were registered for resale concurrently with the shares issued in connection with the RHP Mergers and are freely tradeable.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.  NONE

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         At the Company's 1998 Annual Meeting of Stockholders, the Company's stockholders approved a proposal to amend the Company's certificate of incorporation to increase the Company's total authorized Common Stock to 50,000,000 shares.

         Between April 1, 1998 and June 30, 1998, the Registrant issued the following securities which were not registered under the Securities Act of 1933 (the "Securities Act"):

         (a) the Registrant granted stock options to its employees and Directors under its 1996 Stock Incentive Plan covering an aggregate of XXXXXX shares of the Registrant's Common Stock, at exercise prices of $XXXX per share.

         (b) the Registrant issued an aggregate of 2,740,000 shares of Common Stock in connection with the acquisition of Pyramid Health Group, Inc.

         (c) the Registrant issued an aggregate of 84,025 shares of Common Stock in connection with the acquisition of MetriCor Inc.

         (d) the Registrant issued a principal aggregate amount of $115 million of Convertible Subordinated Debentures pursuant to Rule 144A which are initially convertible into 3,458,657 shares of Common Stock.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. NONE

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         The Company's 1998 Annual Meeting of Stockholders was held on May 28, 1998 and adjourned on June11, 1998 (the "Annual Meeting"). At the Annual Meeting, the stockholders voted on the following matters:

         (a) Election of Director. The stockholder selected the Class II nominees to the Board of Directors at the Annual Meeting. The results of the voting were as follows: (I) Joan P. Neuscheler, 10,394,909 votes for election, 20,876 votes withheld; and (ii) Cornelius Ryan, 10,394,909 votes for election, 20,876 votes withheld. Class I Directors of the Company (John H. Austin, M.D., Albert L. Greene and Kenneth E. Jones) will continue in office until 2000 Annual Meeting of Stockholders. Class III Directors of the Company (James D. Durham and Thomas F. McNulty) will continue in office until the 1999 Annual Meeting of Stockholders.

         (b) Amendment and Restatement of the Company's Certificate of Incorporation to increase Authorized Common Stock of the Company to 50,000,000 Shares. The result of the vote was: 6,834,487 votes for, 3,569,788 votes against, 11,510 abstentions.

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

     2.7 Second Amendment to HRI Acquisition Agreement and Plan of Merger, dated as of April 24, 1997.(3)
     2.8 Acquisition Agreement and Plan of Merger, dated as of September 24, 1997, by and among QuadraMed Corporation, HRM Acquisition Corporation, Healthcare Revenue Management, Inc. and its Stockholders (the "Acquisition Agreement and Plan of Merger").(4)
     2.9 First Amendment to Acquisition Agreement and Plan of Merger, dated as of September 29, 1997.(4)
     2.10 Agreement and Plan of Reorganization by and between QuadraMed Corporation and Medicus Systems Corporation, dated as of November 9, 1997.(5)
     2.11 Amendment No. 1 to Agreement and Plan of Reorganization, dated as of February 26, 1998.(10)
     2.12 Amendment No. 2 to Agreement and Plan of Reorganization, dated as of March 24, 1998.(10)
     2.13 Acquisition Agreement and Plan of Merger dated as of December 29, 1997, by and among QuadraMed Corporation and Resource Health Partners, L.P.(6)
     2.14 Acquisition Agreement and Plan of Merger dated as of February 2, 1998, by and among QuadraMed Corporation and Cabot Marsh Corporation.(7)
     2.15 Acquisition Agreement and Plan of Merger by and among QuadraMed Corporation and Pyramid Health Acquisition Corporation and Pyramid Health Group, Inc. and its stockholders
     3.1         Reserved.
     3.2         Reserved
     3.3         Reserved.
     3.4         Amended and Restated Bylaws of the Company.(1)
     3.5         Third Amended and Restated Certificate of Incorporation
     4.1         Reference is made to Exhibits 3.2 and 3.4.(1)
     4.2         Form of Common Stock certificate.(1)
     4.3 Form of Exchange Agreement dated March 16, 1994, by and among the Company, THCS Holding, Inc. and certain stockholders listed on Schedule A thereto.(1)
     4.4         Reserved.
     4.5         Reserved.
     4.6         Reserved.
     4.7 Amended and Restated Agreement Regarding Adjustment Shares dated June 25, 1996, by and among the Company, QuadNet Corporation and the individuals listed on Schedule A thereto.(1)
     4.8 Amended and Restated Shareholder Rights Agreement dated June 25, 1996, by and between the Company and the investors listed on Schedule A thereto.(1)
     4.9         Stock Purchase Warrant dated September 27, 1995 issued to James
                 D. Durham and amendment #1 thereto dated July 10, 1997.(8)
     4.10        Reserved.
     4.11        Form of Warrant to Purchase Common Stock.(1)
     4.12 Registration Rights Agreement dated December 5, 1996, by and between the Company and the investors listed on Schedule A thereto.(8)
     4.13 Registration Rights Agreement, dated as of December 29, 1997, by and among QuadraMed Corporation, Resource Health Partners, L.P. and certain stockholders.(6)
     4.14 Registration Rights Agreement, dated as of June 5, 1998, by and among QuadraMed Corporation and the stockholders of Pyramid Health group, Inc. named therein.(11)
    10.1         1996 Stock Incentive Plan of the Company.(1)
    10.2         1996 Employee Stock Purchase Plan of the Company.(1)
    10.3         Summary Plan Description, QuadraMed Corporation 401(k) Plan.(1)
    10.4 Form of Indemnification Agreement between the Company and its directors and executive officers.(1)
    10.5         Reserved.
    10.6 Lease dated February 26, 1996 for facilities located at 1345 Campus Parkway, Building M, Block #930, Lot #51.02, Neptune, New Jersey.(1)

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

    10.48 Employment Agreement dated February 4, 1998 by and between Ruthann Russo and the Company.(10)
    10.49 Employment Agreement dated June 5, 1998 between Nitin T. Mehta and the Company
    27.1         Financial Data Schedule

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

(10) Incorporated by reference from the exhibit with the same number to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997, as filed with the Commission on April 20, 1998.

(11) Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on June 11, 1998.

(12) Incorporation by reference to the Company's Current Report on Form 8-K/A filed with the Commission on June 17, 1998


        b. Reports on Form 8-K.

        The Company filed a report on Form 8-K on April 29, 1998 in which it reported the completion of its offering of $115 million principal aggregate amount of Convertible Subordinated Debentures pursuant to Rule 144A.

        The Company filed a report on Form 8-K on May 11, 1998 in which it reported the exercise of the over-allotment option in its offering of Convertible Subordinated Debentures.

        The Company filed a report on Form 8-K on May 29, 1998 in which it reported the acquisition of the remaining 43.3% of Medicus Systems Corporation.

        The Company filed a report on Form 8-K on June 11, 1998 in which it reported the acquisition of Pyramid Health Group, Inc. and MetriCor, Inc.

        The Company filed a report on Form 8-K/A on June 17, 1998 in which it amended its previously filed report on Form 8-K relating to the acquisition of Pyramid Health Group, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   QUADRAMED CORPORATION (Company)


Date: August 14, 1998              By:  /s/ KEITH M. ROBERTS
                                       ------------------------------------
                                       Keith M. Roberts
                                       General Counsel and
                                       Chief Financial Officer (Principal
                                       Financial Officer)


                                   By:  /s/ BERNIE J. MURPHY
                                       ------------------------------------
                                       Bernie J. Murphy
                                       Vice President, Finance and
                                       Chief Accounting Officer (Principal
                                       Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT
  NO.
-------
  3.5         Third Amended and Restated Certificate of Incorporation

 10.49 Employment Agreement dated June 5, 1998 between Nitin T. Mehta and the Company.

 27.1         Financial Data Schedule