Form 10-Q/A
period 1998-06-30
QUADRAMED CORP
filed 1998-08-24
CIK 1018833

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

        This quarterly report on Form 10-Q/A consists of 47 pages of which this is page 1. The Exhibit Index is located at page 25.

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

         Between April 1, 1998 and June 30, 1998, the Registrant issued the following securities which were not registered under the Securities Act of 1933 (the "Securities Act"):

         (a) the Registrant granted stock options to its employees and Directors under its 1996 Stock Incentive Plan covering an aggregate of 86,000 shares of the Registrant's Common Stock, at exercise prices of $23.44 to $28.75 per share. The Registrant also granted stock options to its employees outside of its 1996 Stock Incentive Plan covering an aggregate of 270,000 shares of the Registrant's Common Stock, at exercise prices of $23.44 per share.


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

     2.15 Acquisition Agreement and Plan of Merger by and among QuadraMed Corporation and Pyramid Health Acquisition Corporation and Pyramid Health Group, Inc. and its stockholders(11)

     3.1         Reserved.
     3.2         Reserved
     3.3         Reserved.
     3.4         Amended and Restated Bylaws of the Company.(1)
     3.5         Third Amended and Restated Certificate of Incorporation
     4.1         Reference is made to Exhibits 3.2 and 3.4.(1)
     4.2         Form of Common Stock certificate.(1)
     4.3 Form of Exchange Agreement dated March 16, 1994, by and among the Company, THCS Holding, Inc. and certain stockholders listed on Schedule A thereto.(1)
     4.4         Reserved.
     4.5         Reserved.
     4.6         Reserved.
     4.7 Amended and Restated Agreement Regarding Adjustment Shares dated June 25, 1996, by and among the Company, QuadNet Corporation and the individuals listed on Schedule A thereto.(1)
     4.8 Amended and Restated Shareholder Rights Agreement dated June 25, 1996, by and between the Company and the investors listed on Schedule A thereto.(1)
     4.9         Stock Purchase Warrant dated September 27, 1995 issued to James
                 D. Durham and amendment #1 thereto dated July 10, 1997.(8)
     4.10        Reserved.
     4.11        Form of Warrant to Purchase Common Stock.(1)
     4.12 Registration Rights Agreement dated December 5, 1996, by and between the Company and the investors listed on Schedule A thereto.(8)
     4.13 Registration Rights Agreement, dated as of December 29, 1997, by and among QuadraMed Corporation, Resource Health Partners, L.P. and certain stockholders.(6)
     4.14 Registration Rights Agreement, dated as of June 5, 1998, by and among QuadraMed Corporation and the stockholders of Pyramid Health group, Inc. named therein.(11)

     4.15 Subordinated Indenture, dated as of May 1, 1998 between QuadraMed and The Bank of New York. (13)
     4.16        Officers' Certificate delivered pursuant to Sections 2.3 and
                 11.5 of the Subordinated Indenture.(13)
     4.17 Registration Rights Agreement dated April 27, 1998 by and among QuadraMed and the Initial Purchasers named therein.(13)
     4.18        Form of Global Debenture.(13)
     4.19        Form of Certificated Debenture.(13)

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

    10.50 Mergers and Acquisitions Advisory Fee Agreement dated June 5, 1998 between the Company and Mehta & Company, Inc.(12)

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

(11) Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on June 11, 1998.

(12) Incorporated by reference to the Company's Current Report on Form 8-K/A filed with the Commission on June 17, 1998


(13) Incorporated by reference to the Company's Registration Statement on Form S-3, No. 333-55775, as filed with the Commission on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the Commission on June 17, 1998.

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
