Form 10-Q
period 1998-09-30
QUADRAMED CORP
filed 1998-11-16
CIK 1018833

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 0-21031


                              QUADRAMED CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                               52-1992861
      (State or Other Jurisdiction                  (I.R.S. Employer
    of Incorporation or Organization)              Identification No.)

    1003 W. Cutting Blvd., 2nd Floor
           Richmond, CA 94804                             94939
 (Address of Principal Executive Offices)              (Zip Code)


        Registrant's Telephone Number, Including Area Code: (510)620-2340

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of October 28, 1998, there were 19,260,680 shares of the Registrant's Common Stock outstanding, par value $0.01. This quarterly report on Form 10-Q consists of 26 pages of which this is page 1. The Exhibit Index is located at page 25.

================================================================================

                              QUADRAMED CORPORATION

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
PART I.      FINANCIAL INFORMATION

             Item 1.     Financial Statements (unaudited)

                         Condensed Consolidated Balance Sheets as of
                         September 30, 1998 and December 31, 1997                        3

                         Condensed Consolidated Statements of Operations
                         for the three and nine months ended
                         September 30, 1998 and 1997                                     4

                         Condensed Consolidated Statements of Cash Flows
                         for the nine months ended September 30, 1998 and 1997           5

                         Notes to Condensed Consolidated Financial Statements            6

             Item 2.     Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                             8

PART II.     OTHER INFORMATION

             Item 1.     Legal Proceedings                                              19

             Item 2.     Changes in Securities and Use of Proceeds                      19

             Item 3.     Defaults Upon Senior Securities                                19

             Item 4.     Submission of Matters to a Vote of Security Holders            19

             Item 5.     Other Information                                              19

             Item 6.     Exhibits and Reports on Form 8-K                               20

Part I. Financial Information

Item 1. Financial Statements

                              QUADRAMED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                         SEPTEMBER 30,      DECEMBER 31,
                                                             1998               1997
                                                         -------------      ------------
                                                          (Unaudited)        (Restated)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                             $   53,532         $   44,666
    Short-term investments                                    39,652              1,222
    Accounts receivable, net                                  29,173             19,945
    Unbilled receivables                                       4,551              4,018
    Notes and other receivables                                4,239              2,329
    Prepaid expenses and other                                 2,143              2,784
                                                          ----------         ----------
          Total current assets                               133,290             74,964

    Long-term investments                                     42,958                 --
    Equipment, net                                             8,123              6,866
    Capitalized software development costs, net                3,105              1,525
    Acquired software, net                                     3,436              4,178
    Non-marketable investments                                 1,200              1,200
    Intangibles, net                                          34,745             16,150
    Debt offering costs and other                              4,824                354
                                                          ----------         ----------
          Total assets                                    $  231,681         $  105,237
                                                          ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of capital lease obligations         $      109         $      168
  Notes payable                                                   24             10,640
  Accounts payable                                             4,758              3,728
  Accrued liabilities                                         36,673             31,559
  Deferred revenue                                            10,086             11,826
                                                          ----------         ----------
          Total current liabilities                           51,650             57,921

  Capital lease obligations, less current portion                317                285
  Notes payable, less current portion                         19,182             13,154
  Convertible subordinated debentures                        115,000                 --
                                                          ----------         ----------
          Total liabilities                                  186,149             71,360
                                                          ----------         ----------

STOCKHOLDERS' EQUITY:
  Common stock                                                   133                 97
  Additional paid-in capital                                 186,348            129,563
  Accumulated other comprehensive loss                           (63)                --
  Accumulated deficit                                       (140,886)           (95,783)
                                                          ----------         ----------
          Total stockholders' equity                          45,532             33,877
                                                          ----------         ----------
          Total liabilities & stockholders' equity        $  231,681         $  105,237
                                                          ==========         ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                  -------------------------     -------------------------
                                                     1998           1997           1998           1997
                                                  ----------     ----------     ----------     ----------
REVENUES:
  Licenses                                        $   22,218     $   13,183     $   50,997     $   30,019
  Services                                            21,576         14,500         62,061         39,417
                                                  ----------     ----------     ----------     ----------
        Total revenues                                43,794         27,683        113,058         69,436
                                                  ----------     ----------     ----------     ----------
OPERATING EXPENSES:
  Cost of licenses                                     7,837          4,889         21,376         12,426
  Cost of services                                    13,556          9,513         39,698         24,875
  General and administration                           5,677          6,034         19,080         18,015
  Sales and marketing                                  3,277          2,687         10,928          7,566
  Research and development                             3,375          2,828         12,836          7,478
  Amortization of intangibles                          1,397            466          3,397          1,022
  Write-off of acquired research and
         development in process                          607             --         32,731             --
  Acquisition costs                                    7,215             --         10,255             --
  Non-recurring charges                                3,022            346          4,202          1,040
                                                  ----------     ----------     ----------     ----------
        Total operating expenses                      45,963         26,763        154,503         72,422
                                                  ----------     ----------     ----------     ----------
INCOME(LOSS) FROM OPERATIONS                          (2,169)           920        (41,445)        (2,986)
OTHER INCOME(EXPENSE), NET:
  Interest income(expense), net                         (180)          (247)          (113)          (479)
  Other income(expense), net                              41             49            (73)           157
                                                  ----------     ----------     ----------     ----------
        Total other income(expense), net                (139)          (198)          (186)          (322)
                                                  ----------     ----------     ----------     ----------
INCOME(LOSS) BEFORE PROVISION FOR INCOME TAXES        (2,308)           722        (41,631)        (3,308)
  Provision for income taxes                           1,572            626          3,518            567
                                                  ----------     ----------     ----------     ----------
NET INCOME(LOSS)                                  $   (3,880)    $       96     $  (45,149)    $   (3,875)
                                                  ==========     ==========     ==========     ==========
NET INCOME(LOSS) PER BASIC AND DILUTED SHARE      $    (0.20)    $     0.01     $    (2.49)    $    (0.30)
                                                  ==========     ==========     ==========     ==========
BASIC AND DILUTED WEIGHTED AVERAGE
 SHARES OUTSTANDING                                   19,181         14,453         18,161         12,732
                                                  ==========     ==========     ==========     ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         -------------------------
                                                                            1998            1997
                                                                         ----------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $  (45,149)      $ (3,875)
                                                                         ----------       --------
  Adjustments to reconcile net loss
    to net cash used for operating activities:
     Depreciation and amortization                                            6,358          2,594
     Amortization of deferred compensation                                       --            322
     Write-off of in-process research and development                        32,731             --
    Changes in assets and liabilities, net of acquisitions:
     Accounts receivable and unbilled receivables                            (9,252)        (6,324)
     Prepaid expenses and other                                                (456)          (514)
     Accounts payable and accrued liabilities                                 1,372          1,931
     Deferred revenue                                                        (2,409)         1,374
                                                                         ----------       --------
          Cash used in operating activities                                 (16,805)        (4,492)
                                                                         ----------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for the acquisition of Medicus Systems,
       net of cash acquired                                                    (922)            --
     Cash paid for the acquisition of Cabot Marsh,
       net of cash acquired                                                  (2,748)            --
     Cash paid for the acquisition of Velox,
       net of cash acquired                                                  (3,121)            --
     Cash paid for the acquisition of the InterLink
       entities, net of cash acquired                                        (1,412)            --
     Cash paid for the acquisition of Vision,
       net of cash acquired                                                  (2,998)            --
     Cash paid for the acquisition of AHD,
       net of cash acquired                                                  (1,500)            --
     Cash paid for the acquisition of Synergy and Queen City,
       net of cash acquired                                                      --         (2,971)
     Purchase  of short and long-term investments                           (81,437)            --
     Change in notes receivable and other                                      (759)            --
     Purchase of non-marketable investments                                      --         (3,759)
     Additions to equipment                                                  (4,081)        (1,517)
     Capitalization of computer software development costs                   (1,953)          (578)
                                                                         ----------       --------
          Cash used in investing activities                                (100,931)        (8,825)
                                                                         ----------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal on capital lease obligations                           (110)           (89)
  Net borrowings (repayments) under notes payable                             1,116          3,829
  Proceeds from the issuance of convertible subordinated
    notes payable, net of offering costs                                    110,827             --
  Proceeds from the issuance of common stock
    and exercise of common stock warrants and options                        14,769            231
                                                                         ----------       --------
          Cash provided by financing activities                             126,602          3,971
                                                                         ----------       --------
Net increase (decrease) in cash and cash equivalents                          8,866         (9,346)
CASH AND CASH EQUIVALENTS,
  beginning of period                                                        44,666         20,867
                                                                         ----------       --------
CASH AND CASH EQUIVALENTS,
  end of period                                                          $   53,532       $ 11,521
                                                                         ==========       ========
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock in connection with the
    Synergy acquisition                                                  $       --       $  2,000

  Issuance of  note payable in connection with the acquisition of
      Queen City Microsystems                                            $       --       $    300

  Issuance of common stock in connection with the
    HRM acquisition                                                      $       --       $  2,300

  Issuance of common stock in connection with the
    InterLink acquisition                                                $    1,500       $     --

  Issuance of common stock in connection with the
    Cabot Marsh acquisition                                              $    8,400       $     --

  Issuance of common stock in connection with the
    Velox acquisition                                                    $    1,400       $     --

  Issuance of common stock in connection with the
    Medicus acquisition                                                  $   17,200       $     --

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

2. Summary of Significant Accounting Policies

Revenues

    The Company licenses a variety of products and provides a variety of services. License revenue includes license, installation and post-contract customer support fees, third-party hardware sales and other revenues related to licensing of the Company's software products. Service revenue is composed of business office and health information management outsourcing, cash flow management, compliance and consulting services. The product suite is comprised of financial management, decision support, compliance and EDI software. Each of these elements includes a variety of products which can be licensed individually or as a suite of interrelated products. Products are licensed either under term arrangements (which range from one year to three years and typically include monthly or annual payments over the term of the arrangement) or on a perpetual basis.

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

Net Income (Loss) Per Share

    Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the dilutive computation only if their effect is anti-dilutive. As the Company recorded a net loss in the three months ended September 30, 1998 and nine months ended September 30, 1998 and 1997, no common equivalent shares are included in diluted weighted average common shares outstanding for those periods.

Comprehensive Income

    In 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," which was adopted by the Company in the first quarter of 1998. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it. The Company adopted SFAS No. 130 during 1998.

    The components of comprehensive income (loss) for the three and nine month periods ended September 30, 1998 is as follows:

                                                 THREE MONTHS      NINE MONTHS
                                                    ENDED             ENDED
                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                 -------------     -------------
Net loss                                            $(3,880)         $(45,149)
Unrealized gain(loss) on available-for-sale
  Securities                                        $    53          $    (63)
                                                    -------          --------
Comprehensive loss                                  $(3,827)         $(45,212)
                                                    =======          ========

    There was no difference between net income (loss) and comprehensive income
(loss) during 1997.

3. Acquisitions

    In September 1998, the Company acquired all of the outstanding capital stock of CodeMaster Corporation in exchange for 482,000 shares of common stock, of which 48,000 shares of common stock have been placed into escrow for a period of one year under the terms and conditions of the acquisition agreement. The acquisition was accounted for as a pooling of interests. Upon closing of the acquisition, the assets and liabilities of CodeMaster were recorded at net book value. The accompanying consolidated financial statements have been restated to reflect the acquisition of CodeMaster on a pooling of interests basis.

    In September 1998, the Company acquired all of the outstanding capital stock of Integrated Medical Networks, Inc. ("IMN") in exchange for 1,550,000 shares of common stock. The acquisition was accounted for as a pooling of interests. Upon closing of the acquisition, the assets and liabilities of IMN were recorded at net book value. The accompanying consolidated financial statements have been restated to reflect the acquisition of IMN on a pooling of interests basis.

    The Company acquired Velox Systems Corporation in February 1998 and Cabot Marsh Corporation and entities affiliated with InterLink in January 1998. All three acquisitions were accounted for as purchases.

    The unaudited pro forma results of operations of the Company and entities acquired during the nine months ended September 30, 1998 for which purchase accounting was applied (Velox Systems Corporation, Cabot Marsh Corporation, and entities affiliated with InterLink) are noted as follows (in thousands):


                                                        ACQUISITIONS
                                                       DURING THE NINE
                                     QUADRAMED           MONTHS ENDED           PRO FORMA      PRO FORMA
                                    CORPORATION      SEPTEMBER 30, 1998(a)     ADJUSTMENTS      COMBINED
                                    -----------      ---------------------     -----------     -----------
Revenue                              $ 113,058              $ 1,753                   --       $ 114,811
Net income (loss)                    $ (45,149)             $(1,189)             $32,731       $ (13,607)
Net income (loss) per share          $   (2.49)                                                $   (0.73)

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

    A reconciliation of the current consolidated financial statements with previous reported separate Company information for entities with which the Company has pooled is presented below (in thousands):

                                                      FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,
                                                 ------------------------------
                                                    1998                 1997
                                                 ---------             --------
Revenues:
  QuadraMed                                      $  60,038             $ 32,295
  Pyramid, CodeMaster & IMN                      $  53,020             $ 37,141
                                                 ---------             --------
    Consolidated                                 $ 113,058             $ 69,436
                                                 =========             ========
  Net income (loss):
  QuadraMed                                      $ (28,566)            $     (5)
  Pyramid, CodeMaster & IMN                      $ (16,583)            $ (3,870)
                                                 ---------             --------
    Consolidated                                 $ (45,149)            $ (3,875)
                                                 =========             ========

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

5. Debt Guarantee

    In September 1998, the Company entered into an arrangement to guarantee a line of credit of another company for up to $12,500,000. Outstanding balances under the line of credit accrue interest at 8.5% and are due October 1, 2001. The Company has also entered into a reseller agreement with the same company. Under the terms of the reseller agreement, the Company has a non-exclusive license to resell the company's software. This reseller agreement remains in effect for an initial term of three (3) years, expiring on September 29, 2001, and thereafter is subject to renewal for additional one (1) year terms.

New Accounting Pronouncements

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. As defined in SFAS 131, operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt SFAS 131 in fiscal 1998.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not expect the adoption of SFAS 133, required beginning January 2000, to have a material effect on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Except for the historical financial information contained herein, the matters discussed in this Form 10-Q may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of the Company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties; actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) variability in quarterly operating results, (ii) identification, consummation and assimilation of acquisitions, (iii) dependence on large orders and customer concentration,
(iv) dependence on hospitals and demand for the Company products and services in the healthcare information systems and services markets, (v) legislative or market-driven reforms in the health care industry, (vi) the Company's ability to develop and introduce new products, (vii) management of the Company's changing operations, (viii) dependence on key personnel, (ix) development by competitors of new or superior products or entry into the market of new competitors, (x) risks related to product defects, (xi) risks associated with pending litigation, (xii) dependence on intellectual property rights, (xiii) volatility in the Company's stock price and historically low trading volume, (xiv) the success or failure of strategic alliances, (xv) risk of interruption in data processing, (xvi) risks associated with certain investments in early stage companies, and (xvii) other risks identified from time to time in the Company's reports and registration statements filed with the SEC.

Overview

    QuadraMed develops, markets and sells software products and services designed to enable health care providers and payors to increase operational efficiency, improve cash flow, measure the cost of care and effectively administer managed care contracts. In addition, QuadraMed provides business office and health information management outsourcing, as well as compliance and consulting services. The Company has expanded significantly since its inception in 1993, primarily through the acquisition of other businesses, products and services. Through September 1998, the Company has completed 23 acquisition transactions, seven of which have been accounted for as poolings of interests. Accordingly, the Company's consolidated financial statements have been restated to include historical results of entities acquired on a pooling of interests basis.

    The Company has completed several acquisitions during 1998, including entities affiliated with InterLink in January 1998, Cabot Marsh Corporation in January 1998, Velox Systems Corporation in February 1998 and Medicus Systems Corporation in May 1998. All acquisitions were accounted for as purchases. The Company also acquired Pyramid Health Group, Inc. in June 1998 which was accounted for on a pooling of interests basis.

    In September 1998, the Company acquired all of the outstanding capital stock of CodeMaster Corporation in exchange for 482,000 shares of common stock, of which 48,000 shares of common stock have been placed into escrow for a period of one year under the terms and conditions of the acquisition agreement. The acquisition was accounted for as a pooling of interests. Upon closing of the acquisition, the assets and liabilities of CodeMaster were recorded at net book value. The accompanying consolidated financial statements have been restated to reflect the acquisition of CodeMaster on a pooling of interests basis.

    In September 1998, the Company also acquired all of the outstanding capital stock of Integrated Medical Networks, Inc. ("IMN") in exchange for 1,550,000 shares of common stock. The acquisition was accounted for as a pooling of interests. Upon closing of the acquisition, the assets and liabilities of IMN were recorded at net book value. The accompanying consolidated financial statements have been restated to reflect the acquisition of IMN on a pooling of interests basis.

    As of September 30, 1998, QuadraMed and its subsidiaries had more than 3,700 customers, approximately 80% of which were hospitals, located in all 50 states, the District of Columbia, Canada, Puerto Rico, South Africa and Singapore. The Company expects to maintain a high percentage of hospital customers, but also expects its customer mix to transition to a higher percentage of other providers, including integrated delivery health care systems ("IDSs"), as well as physicians, payors and employers. For the year ended December 31, 1995 revenues from one customer were 11%. No single customer accounted for more than 10% of the Company's revenues in 1996, 1997 or the quarter and nine months ended September 30, 1998.

    The Company's suite of products may be licensed either as an integrated solution or as individual applications. The Company licenses its software products pursuant to either a one-time payment for a perpetual license with the option of purchasing support and maintenance or pursuant to annual renewable licenses. The latter method provides the Company with a recurring component to its revenues each year. Revenues from annual renewable license fees are recognized ratably over the term of the license arrangement. Revenues from perpetual software license agreements are significantly greater than license fees under contracts that have annual renewal provisions on a per deal basis and are generally recognized upon shipment and involve one-time license fees, which can cause the Company's revenues to vary from quarter to quarter. To date, a substantial majority of customers who have purchased perpetual licenses have also purchased annual support and maintenance agreements, the revenues from which are recognized monthly.

    In addition to its software products, the Company provides business office and health information management outsourcing, cash flow management, compliance and consulting services. The Company offers partial and full outsourcing of business office and health information management functions for hospitals, physicians, home health care agencies and other providers. The Company often uses its software products in delivering these services. The focus of these services is to increase the cash flow and improve the efficiencies of business operations for health care providers. The Company also provides cash flow management services to update and organize a provider's standard billing and charge information to facilitate appropriate reimbursement for the provider. Outsourcing and cash flow management service revenues typically consist of fixed monthly fees, in the case of business office outsourcing, plus incentive-based payments based on a percentage of dollars recovered for the provider. The monthly fees from outsourcing services are recognized as revenues on a monthly basis, and incentive fees are recognized as revenues based on the collection of accounts from payors. Compliance and consulting revenues are recognized as the services are provided. Such services include the formulation of a compliance program, including compliance assessment, auditing and education expertise. The Company has experienced operating margins at differing levels related to licenses and services. The service business has historically realized fluctuating margins that are significantly lower than margins associated with licenses.

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

Revenues

    License. License revenues for the quarter ended September 30, 1998 increased 68.5% to $22.2 million, compared to $13.2 million in the same period last year. For the nine months ended September 30, 1998, license revenues increased 69.9% to $51.0 million, compared to $30.0 million in the same period last year. The increase in license revenues was due principally to new customers and revenues associated with new customers from recent acquisitions. License revenues include license, installation, consulting and post-contract support fees, third-party hardware sales and other revenues related to licensing of the Company's software products.

    Service. Service revenues for the quarter ended September 30, 1998 increased 48.8% to $21.6 million, compared to $14.5 million in the same period last year. For the nine months ended September 30, 1998, service revenues increased 57.4% to $62.1 million, compared to $39.4 million in the same period last year. The increase in service revenues was due principally to revenues associated with new customers acquired in the Cabot Marsh acquisition in the first quarter of 1998 and new customers associated with the health information management outsourcing business.

Cost of Revenues

    Cost of licenses. Cost of license revenues for the quarter ended September 30, 1998 increased 60.3% to $7.8 million, compared to $4.9 million in the same period last year. For the nine months ended September 30, 1998, cost of licenses increased 72.0% to $21.4 million, compared to $12.4 million in the same period last year. Cost of licenses consists primarily of salaries, benefits and allocated costs related to software installations, hardware costs, customer support and royalties to third parties. As a percentage of license revenues, cost of licenses decreased to 35.3% in the quarter ended September 30, 1998, from 37.1% in the same period last year. As a percentage of license revenues, cost of licenses were relatively constant at 41.9% for the nine months ended September 30, 1998 compared to 41.4% in the same period last year. The increase in cost of licenses was principally due to additional personnel hired to support software installations and customer support, while the decrease in cost of licenses as a percentage of license revenues during the quarter is principally due to the leveraging of costs over an increased revenue base.

    Cost of services. Cost of service revenues for the quarter ended September 30, 1998 increased 42.5% to $13.6 million, compared to $9.5 million, in the same period last year. For the nine months ended September 30, 1998, costs of services increased 59.6% to $39.7 million, compared to $24.9 million in the same period last year. Cost of services includes expenses associated with services performed in connection with business office outsourcing, compliance and consulting services. As a percentage of service revenues, cost of services decreased to 62.8% in the quarter ended September 30, 1998 from 65.6% in the same period last year. As a percentage of service revenues, cost of services increased to 64.0% for the nine months ended September 30, 1998 from 63.1% in the same period last year. The increase in cost of services was due principally to additional operating costs associated with the compliance operations which resulted from the acquisition of Cabot Marsh in the first quarter of 1998 and additional personnel costs associated with the Company's health information management outsourcing division. Cost of services as a percentage of service revenues decreased for the quarter ended September 30, 1998, principally due to the closure of one of the Company's duplicative operating facilities within its business office outsourcing operations. As a result of this facility closure, the Company eliminated lower margin business. For the nine months ended September 30, 1998, cost of services as a percentage of service revenues increased due to a higher revenue contribution from the Company's health information management outsourcing division during 1998.

Operating Expenses

    General and Administration. General and administration expenses for the quarter ended September 30, 1998 decreased 5.9% to $5.7 million, compared to $6.0 million in the same period last year and as a percentage of total revenues decreased to 13.0% for the quarter ended September 30, 1998 from 21.8% in the same period last year. For the nine months ended September 30, 1998, general and administration expenses increased to $19.1 million, compared to $18.0 million in the same period last year, and decreased as a percentage of total revenues to 16.9%, compared to 25.9% in the same period last year. The decrease in general and administration expenses as a percentage of total revenues for the quarter and nine months ended September 30, 1998 was principally due to a larger revenue base and, to a lesser extent, the reduction of certain overhead costs associated with prior acquisitions and legal fees the Company incurred in 1997 to settle certain litigation.

    Sales and Marketing. Sales and marketing expenses for the quarter ended September 30, 1998 increased 22.0% to $3.3 million, compared to $2.7 million in the same period last year, and decreased as a percentage of total revenues to 7.5% from 9.7% in the same period last year. For the nine months ended September 30, 1998, sales and marketing expenses increased 44.4% to $10.9 million, compared to $7.6 million in the same period last year, and decreased as a percentage of total revenues to 9.7%, compared to 10.9% in the same period last year. The increase in sales and marketing expenses resulted principally from the addition of sales and marketing personnel during 1998 and increased advertising costs, including trade shows during 1998. As a percentage of total revenues, sales and marketing expenses decreased principally due to a larger revenue base.

    Research and Development. Research and development expenses for the quarter ended September 30, 1998 increased 19.3% to $3.4 million, compared to $2.8 million in the same period last year and as a percentage of total revenues decreased to 7.7% from 10.2% in the same period last year. For the nine months ended September 30, 1998, research and development expenses increased 71.7% to $12.8 million, compared to $7.5 million in the same period last year and slightly increased as a percentage of total revenues to 11.4% compared to 10.8% in the same period last year. As a percentage of total revenues, research and development expenses decreased in the quarter ended September 30, 1998 as compared to last year due to a reallocation of personnel associated with one of the Company's product lines which completed development during the latter part of the second quarter. Until that time, the Company expended significant resources to bring the product to marketability which resulted in the increase of research and development expenses as a percentage of total revenues to 11.4% for the nine months ended September 30, 1998. Research and development expenses increased principally due to additional software programmers hired from prior acquisitions to complete the integration of acquired software products and new products. The Company capitalized $1,953,000 and $578,000 of software development costs in the nine months ended September 30, 1998 and 1997, respectively, which represented 13.2% and 7.2% of total research and development expenditures for the nine months ended September 30, 1998 and 1997, respectively.

    Amortization of Intangibles. Amortization of intangibles for the quarter and nine months ended September 30, 1998 increased to $1.4 million and $3.4 million, respectively, compared to $466,000 and $1.0 million in the same periods last year. The increase in the amortization of intangibles is principally due to the acquisition of 56.7% of Medicus in November 1997, the purchase of the remaining 43.3% of Medicus in May 1998, and the acquisitions of Cabot Marsh, Velox and the entities affiliated with InterLink during the first quarter of 1998.

    Acquired Research and Development In-Process. In connection with the acquisition of American Hospital Directory, Inc. in July 1998, the Company expensed $607,000 related to technologies, which had not achieved technological feasibility and had no alternative future use. The acquired research and development in-process represented 35% of the acquired intangible assets. For the nine months ended September 30, 1998, acquired research and development in-process is associated primarily with the acquisitions of Cabot Marsh Corporation in January 1998, Velox Systems Corporation in February 1998 and the consummation of the purchase of the remaining 43.3% interest of Medicus Systems Corporation in May 1998.

    Acquisition Costs. The Company incurred $7.2 million of acquisition costs associated with the acquisitions of CodeMaster Corporation and Integrated Medical Networks, Inc. in September 1998. Such costs were primarily for financial advisor fees incurred by the Company and the acquired companies and to a lesser extent, legal and accounting fees.

    Non-Recurring Charges. Non-recurring charges of $3.0 million in the third quarter of 1998 were associated with the closing of a duplicative operating facility within the Company's business office outsourcing operations. Such costs included future rents and lease obligations the Company is contractually required to fulfill as well as severance packages for employees working out of that office. Such employees were provided severance packages in which they were paid through November 1998. Non-recurring charges during 1997 were associated with start-up costs incurred for the claims processing arrangement entered into with EDI USA, Inc. No such charges were incurred in 1998 as this arrangement was terminated in December 1997.

    Interest Income (expense), Net. Interest expense, net was $180,000 in the quarter ended September 30, 1998, compared to interest expense of $247,000 for the same period last year. For the nine months ended September 30, 1998, interest expense, net was $113,000, compared to $479,000 in the same period last year. Interest expense during 1998 was principally due to interest expense from the Company's $115 million Convertible Subordinated Debentures which closed in May 1998 and notes payable assumed from the acquisition of IMN in September 1998, partially offset by interest income from the Company's cash and investments.

    Provision for income taxes. Provision for income taxes increased to $1,572,000 in the quarter ended September 30, 1998 compared to a provision for income taxes of $626,000 in the same period last year. The provision for income taxes is primarily due to state and alternative minimum tax liabilities on certain of the Company's legal entities. For financial reporting purposes, a 100% valuation allowance has been recorded against the Company's deferred tax assets under SFAS No. 109, "Accounting for Income Taxes."

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

    Net cash used in operating activities was $16.8 million and $4.5 million in the nine months ended September 30, 1998 and 1997, respectively. Net cash used in operating activities in the nine months ended September 30, 1998 was principally due to an increase in accounts receivable and a larger net loss(excluding the effect of in-process research and development). This increase was principally due to an increase in revenues for the nine months ended September 30, 1998. Net cash used in operating activities for the nine months ended September 30, 1997 was principally due to an increase in accounts receivable. This increase in accounts receivable was primarily due to the increase in revenues during 1997.

    Net cash used in investing activities was $100.9 million and $8.8 million in the nine months ended September 30, 1998 and 1997, respectively. Investing activities primarily included the purchase of short and long-term investments from the proceeds from the Company's offering of $115.0 million Convertible Subordinated Debentures and cash paid for the acquisitions of Cabot Marsh, Velox, entities associated with InterLink, Vision Software and American Hospital Directory, as well as the purchase of capital equipment and the capitalization of computer software development costs during 1998. Investing activities for the nine months ended September 30, 1997 relate to the $2.5 million investment in EDI USA, Inc., which was later repurchased by EDI USA, Inc. in the fourth quarter of 1997, cash paid for the acquisition of Synergy during the second quarter of 1997 and the purchase of equipment.

    Net cash provided by financing activities was $126.6 million and $4.0 in the nine months ended September 30, 1998 and 1997, respectively. Financing activities in the nine months ended September 30, 1998 related to the offering of $115.0 million Convertible Subordinated Debentures, which raised net proceeds of $110.8 million and the exercise in May 1998 of common stock warrants issued to former Medicus stockholders in November 1997. Financing activities for the nine months ended September 30, 1997, primarily relate to borrowings made by recently acquired Integrated Medical Networks.

    In December 1997, the Company entered into an agreement with Arcadian Management Services, Inc. ("Arcadian") to develop a centralized business office ("CBO") and to provide full business office outsourcing services for its four managed hospitals. The CBO is located in Fresno, California at the Company's west coast processing center. Under the terms of the agreement, the Company receives (i) approximately $70,000 per month and (ii) additional revenue if the Company meets certain performance-based targets. In connection with this agreement, the Company purchased certain accounts receivable from Chama, Inc. ("Chama"), a customer of Arcadian, for the purpose of increasing cash flow while the CBO is being implemented. As of September 30, 1998, approximately $2.2 million of these receivables remained outstanding. The remaining balances are included in notes and other receivables on the consolidated balance sheet. On October 7, 1998, Chama filed for reorganization under Chapter 11. Prior to the filing, the Company had perfected a security interest in the receivables purchased from Chama and, pursuant to a court order, the receivables owned by the Company are being segregated as they are collected. John H. Austin, a director of the Company, is President and Chief Executive Officer of Arcadian. The foregoing transaction was negotiated on an arms-length basis and the Company believes the terms are no less favorable to the Company than could be obtained from disinterested third parties.

    The Company believes that its current cash and investments will be sufficient to fund operations at least through December 31, 1998.

               FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

History of Operating Losses; Uncertain Profitability

The Company incurred net losses of $18.8 million, $958,000 and $25.6 million for the years ended December 31, 1995, 1996 and 1997, respectively, and net losses of $9.4 million, $19.9 million and $3.9 million for the fiscal quarters ended March 31, June 30 and September 30, 1998. As of September 30, 1998, the Company had an accumulated deficit of $140.9 million. These results include write-offs for acquired in-process research and development in the years ended December 31, 1995 and 1997 and the nine months ended September 30, 1998 of $14.8 million, $21.9 million and $32.7 million, respectively. In connection with its acquisitions, the Company has and will incur significant non-recurring charges and will be required to amortize significant expenses related to goodwill and other intangible assets in future periods. There can be no assurance that the Company will be able to achieve or sustain revenue growth or profitability on a quarterly or annual basis.

Potential Variability in Quarterly Operating Results

    The Company's quarterly operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate significantly as a result of a variety of factors, including: integration of acquired businesses, variability in demand for the Company's products and services; the number, timing and significance of announcements and releases of product enhancements and new products by the Company and its competitors; the timing and significance of announcements concerning the Company's present or prospective strategic alliances; the termination of, or a reduction in, offerings of the Company's products and services; the loss of customers due to consolidation in the health care industry; delays in product delivery requested by customers; the length of the sales cycle or the timing of sales; the amount of new potential contracts at the beginning of any particular quarter; customer budgeting cycles and changes in customer budgets; investments by the Company in marketing, sales, research and development, and administrative personnel necessary to support the Company's anticipated operations; marketing and sales promotional activities; software defects and other quality factors; and general economic conditions.

    The timing of customer purchases is difficult to predict given the complex procurement decision process associated with most health care providers and payors. As a result, the Company typically experiences sales cycles that extend over several quarters. In addition, certain products acquired by the Company as a result of the acquisition of Integrated Medical Networks in September, 1998 have higher average selling prices and longer sales cycles than many of the Company's other products which may increase the volatility of the Company's quarterly operating results. Moreover, the Company's operating expense levels, which will increase with the addition of acquired businesses are relatively fixed. If revenues are below expectations, net income is likely to be disproportionately adversely affected. Further, it is likely that in some future quarter the Company's revenues or operating results will be below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would be materially adversely affected.

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

Highly Competitive Market

    Competition in the market for the Company's products and services is intense and is expected to increase. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. The Company's competitors include other providers of health care information software and services, as well as health care consulting firms. The combined company's principal competitors include: (i) CIS Technologies, Inc., a division of National Data Corporation, Inc., and Sophisticated Software, Inc. in the market for its EDI products; (ii) Envoy Corp. and MedE AMERICA in the market for its claims processing service; (iii) Healthcare Cost Consultants, Inc., a division of CIS Technologies, Inc., and Trego Systems, Inc. in the market for its contract management products; (iv) IMNET Systems, Inc., Optika Imaging Systems, Inc. and LanVision Systems, Inc. in the market for its electronic document management products; (v) Transition Systems, Inc. and Healthcare Microsystems, Inc., a division of Health Management Systems Inc., HCIA Inc. and MediQual Systems, Inc., a division of Cardinal Health, Inc., in the market for its decision support products; (vi) HMS and ARTRAC, a division of Medaphis in the market for its business office outsourcing services; (vii) a subsidiary of Minnesota Mining and Manufacturing, in the market for its medical records products; and(viii)Transcend Services, Inc. and SMART Corporation in the market for its health information management services. In addition, current and prospective customers evaluate the Company's capabilities against the merits of their existing information systems and expertise. Furthermore, major software information systems companies, including those specializing in the health care industry, not presently offering products that compete with those offered by the Company may enter the Company's markets. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the health care industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies, changes in customer requirements and political, economic or regulatory changes in the health care industry or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

Shares Eligible for Future Sale

    Future sales of Common Stock by existing stockholders under Rule 144 of the Securities Act and through the exercise of registration rights could have an adverse effect on the price of the Company's Common Stock. As of September 30, 1998, approximately 1.0 million shares are available for sale in the public market subject to compliance with Rule 144 . Certain existing stockholders holding an aggregate of 144,059 shares of Common Stock as of September 30, 1998 have rights under certain circumstances to require the Company to register their shares for future sale.

    In September 1998, the Company closed the acquisitions of CodeMaster Corporation and Integrated Medical Networks, Inc. Pursuant to these acquisitions, the Company issued 482,000 and 1,550,000 shares of its Common Stock, respectively, all of which have registration rights. In June 1998, the Company closed the acquisition of Pyramid Health Group, Inc. ("Pyramid"). In connection with the acquisition of Pyramid, the Company issued an aggregate of 2,740,000 shares of Common Stock, all of which have registration rights. In May 1998, the Company closed the acquisition of Medicus. In connection with the acquisition of Medicus, the Company issued an aggregate of 1,201,221 shares of Common Stock, which includes 441,564 shares of Common Stock issued upon the exercise of warrants issued in November 1997 to certain former stockholders of Medicus (the"Warrants"). All of the shares of Common Stock issued in connection with the acquisition of Medicus (including shares issuable upon exercise of the Warrants) have been registered under the Securities Act and are freely tradeable. In May 1998, the Company completed an offering of $115 million principal aggregate amount of Convertible Subordinated debentures. The Debentures are initially convertible into an aggregate of 3,458,647 shares of the Company's Common Stock at a conversion price of $33.25 per share ( a conversion ratio of 30.075 shares per $1,000 principal amount of Debentures). The Debentures and the shares of Common Stock issuable upon conversion of the Debentures have been registered under the Securities Act and are freely tradable. In December 1997, the Company issued 1,588,701 shares of Common Stock in connection with the RHP Mergers. The shares of Common Stock issued in connection with the RHP Mergers have been registered for resale under the Securities Act and are freely tradeable. An additional 242,590 shares subject to registration rights were registered for resale concurrently with the shares issued in connection with the RHP Mergers and are freely tradeable.

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

    Substantial litigation regarding intellectual property rights exists in the software industry, and the Company expects that software products may be increasingly subject to third-party infringement claims as the number of competitors in the Company's industry segment grows and the functionality of products overlaps. Although the Company believes that its products do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. In addition, any claim may require the Company to incur substantial litigation expenses or subject the Company to significant liabilities and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has received notice of a claim filed with the United States Trademark Appeal Board for the cancellation of its registered QuanTIM(R) trademark, and also has received a letter from a separate third party challenging this trademark. There can be no assurance that the Company will be successful in its defense of these or similar claims.

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

Year 2000

    Year 2000 Compliance. As is true for most companies, the Year 2000 computer issue creates a risk for the Company. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The risk for the Company exists in four areas: systems used by the Company to run its business, systems used by the Company's suppliers, potential warranty or other claims from customers, and the potential reduced spending by other companies on the Company's solutions as a result of significant information systems spending on Year 2000 remediation.

    The Company has conducted a thorough inventory and evaluation of its systems, equipment and facilities. The Company has a number of projects underway to replace or upgrade systems, equipment and facilities that are known to be Year 2000 non-compliant. The Company has not identified alternative remediation plans if upgrade or replacement is not feasible. The Company will consider the need for such remediation plans as it continues to assess the year 2000 risk. For the Year 2000 non-compliance issues identified to date, the cost of upgrade or remediation is not expected to be material to the Company's operating results. The Company expects to conclude its estimates of cost by the end of the calendar year. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

    The Company is also in the process of contacting its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. To date, the Company is unaware of any current suppliers that are not Year 2000 ready. In the event that suppliers are not Year 2000 compliant, the Company will seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on the Company's results of operations or financial condition.

    The Company believes its current products are Year 2000 compliant, however, since all customer situations cannot be anticipated, particularly those involving third party products, the Company may see an increase in warranty and other claims as a result of the Year 2000 transition. In addition, litigation regarding Year 2000 compliance issues is expected to escalate. For these reasons, the impact of customer claims could have a material adverse impact on the Company's results of operations or financial condition.

    Year 2000 compliance is an issue for virtually all businesses, whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from the Company's solutions. Such changes in customers' spending patterns could have a material adverse impact on the Company's sales, operating results or financial condition.

Risk of Interruption of Data Processing

    The Company currently processes substantially all its customer data at its facilities in Richmond, California and Neptune, New Jersey. While the Company backs up its data nightly and has safeguards for emergencies such as power interruption or breakdown in temperature controls, it has no mirror processing site to which processing could be transferred in the case of a catastrophic event at either of these facilities. The occurrence of a major catastrophic event at either the Richmond or the Neptune facility could lead to an interruption of data processing and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities and Use of Proceeds.

    Between July 1, 1998 and September 30, 1998, the Registrant issued the following securities which were not registered under the Securities Act of 1933 (the "Securities Act"):

    (a) the Registrant issued an aggregate of 482,000 shares of Common Stock in connection with the acquisition of CodeMaster Corporation.

    (b) the Registrant issued an aggregate of 1,550,000 shares of Common Stock in connection with the acquisition of Integrated Medical Networks, Inc.

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

      2.16       Acquisition Agreement and Plan of Merger by and among QuadraMed Corporation and and IMN Acquisition Corp. , and IMN Corp. dated September 30, 1998 (14)

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

      4.16       Officers' Certificate delivered pursuant to Sections 2.3 and 11.5 of the Subordinated Indenture.(13)

      4.17       Registration Rights Agreement dated April 27, 1998 by and among QuadraMed and the Initial Purchasers named therein.(13)

      4.18       Form of Global Debenture.(13)

      4.19       Form of Certificated Debenture.(13)

      4.20       Registration Rights Agreement, dated as of September 30, 1998, by and among QuadraMed Corporation, IMN Corp.
                 and the shareholders of IMN named therein (14)

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

(14) Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on October 15, 1998.

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

    The Company filed a report on Form 8-K on September 11, 1998 in which it reported the acquisition of CodeMaster Corporation.

    The Company filed a report on Form 8-K on October 15, 1998 in which it reported the acquisition of Integrated Medical Networks, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     QUADRAMED CORPORATION (Company)

Date: November 16, 1998              By:  /s/ KEITH M. ROBERTS
                                          --------------------------------------
                                          Keith M. Roberts
                                          General Counsel and
                                          Chief Financial Officer (Principal
                                          Financial Officer)

                                     By:  /s/ BERNIE J. MURPHY
                                          --------------------------------------
                                          Bernie J. Murphy
                                          Vice President, Finance and
                                          Chief Accounting Officer (Principal
                                          Accounting Officer)

                                  EXHIBIT INDEX

   EXHIBIT
      NO.
   -------
     27.1         Financial Data Schedule