Form 10-Q/A
period 1998-03-31
QUADRAMED CORP
filed 1999-03-15
CIK 1018833

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

                              QUADRAMED CORPORATION

                                TABLE OF CONTENTS


                                                                                                 PAGE
                                                                                                NUMBER
                                                                                               -------
PART I.    FINANCIAL INFORMATION
           Item 1. Financial Statements (unaudited)
                   Condensed  Consolidated  Balance  Sheets as of March 31, 1998 and  December     3
                   31, 1997
                   Condensed Consolidated  Statements of Operations for the three months ended     4
                   March 31, 1998 and 1997
                   Condensed Consolidated  Statements of Cash Flows for the three months ended     5
                   March 31, 1998 and 1997
                   Notes to Condensed Consolidated Financial Statements                            6
           Item 2. Management's  Discussion and Analysis of Financial Condition and Results of     8
           Operations

PART II.   OTHER INFORMATION
           Item 1. Legal Proceedings                                                              22
           Item 2. Changes in Securities and Use of Proceeds                                      22
           Item 3. Defaults Upon Senior Securities                                                23
           Item 4. Submission of Matters to a Vote of Security Holders                            23
           Item 5. Other Information                                                              23
           Item 6. Exhibits and Reports on Form 8-K                                               24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    QUADRAMED CORPORATION

                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS)

                                                      MARCH 31,     DECEMBER 31,
                                                        1998            1997
                                                     ---------       ---------
                                        ASSETS       (Restated)
CURRENT ASSETS:
  Cash and cash equivalents                            $29,448         $43,689
  Short-term investments                                 1,047           1,032
  Accounts receivable, net                              13,094          11,639
  Unbilled receivables                                   4,793           4,018
  Notes and other receivables                            2,671           2,069
  Prepaid expenses and other                             1,602           1,659
                                                       -------         -------
        Total current assets                            52,655          64,106
                                                       -------         -------

  Equipment, net                                         5,709           5,578
  Capitalized software development costs, net            1,510           1,262
  Acquired software, net                                 3,886           4,178
  Long-term investments                                  1,200           1,200
  Intangibles, net                                      31,126          15,836
  Other                                                    318             287
                                                       -------         -------
        Total assets                                   $96,404         $92,447
                                                       =======         =======

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of capital lease
     obligations                                      $    116        $    163
  Notes payable                                             73           1,753
  Accounts payable                                       2,547           1,774
  Accrued liabilities                                    9,884          13,815
  Deferred revenue                                       6,248           5,204
  Minority interest                                      1,037             658
                                                      --------        --------
        Total current liabilities                       19,905          23,367
                                                      --------        --------

Capital lease obligations, less current portion            334             285
Notes payable, less current portion                         --             163
                                                      --------        --------
        Total liabilities                               20,239          23,815
                                                      --------        --------

STOCKHOLDERS' EQUITY:
  Common stock                                             119              96
  Additional paid-in capital                           132,566         120,915
  Accumulated deficit                                  (56,520)        (52,379)
                                                      --------        --------
        Total stockholders' equity                      76,165          68,632
                                                      --------        --------
        Total liabilities & stockholders'
          equity                                      $ 96,404        $ 92,447
                                                      ========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THREE MONTHS
                                                  ENDED
                                                 MARCH 31,
                                            1998          1997
                                         ----------    ----------
REVENUES:                                (Restated)
  Licenses                                  $11,341      $6,571
  Services                                   5,745        1,126
                                            ------       ------
        Total revenues                      17,086        7,697
                                            ------       ------
OPERATING EXPENSES:
  Cost of licenses                           3,940        2,591
  Cost of services                           3,310          861
  General and administration                 2,023        1,959
  Sales and marketing                        2,027        1,478
  Research and development                   1,777        1,022
  Amortization of intangibles                  779          184
  Write-off of acquired research and
         development in process              7,008           --
  Non-recurring charges                         --          334
                                            ------       ------
        Total operating expenses            20,864        8,429
                                            ------       ------
LOSS FROM OPERATIONS                        (3,778)        (732)
OTHER INCOME, NET:
  Interest income, net                         574          289
  Other income, net                            104           28
                                            ------       ------
        Total other income (expense)           678          317
                                            ------       ------
LOSS BEFORE PROVISION FOR INCOME TAXES
        AND MINORITY INTEREST               (3,100)        (415)
        Provision for income taxes            (662)         (33)
        Minority interest in Medicus
          earnings                            (379)          --
                                            ------       ------

NET LOSS                                    $(4,141)     $ (448)
                                            =======      ======
NET LOSS PER BASIC AND DILUTED SHARE        $ (0.34)     $(0.06)
                                            =======      =======
BASIC AND DILUTED WEIGHTED AVERAGE
 SHARES OUTSTANDING                         12,253        7,715
                                            ======       ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          THREE MONTHS
                                                              ENDED
                                                            MARCH 31,
                                                       1998         1997
                                                      -------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:               (Restated)
  Net loss                                            $(4,141)     $ (448)
                                                      -------      ------
  Adjustments to reconcile net loss
    to net cash used for operating activities:
    Depreciation & amortization                        1,477          614
Amortization of deferred compensation                     --           35
    Write-off of in-process research and
      development                                      7,008           --
    Minority interest in earnings of Medicus             379           --
  Changes in assets and liabilities:
     Accounts receivable and unbilled receivables     (1,750)        (620)
     Prepaid expenses and other                           81         (226)
Accounts payable and accrued liabilities              (7,063)      (1,156)
     Deferred revenue                                    376          (96)
                                                      ------       ------
          Cash used in operating activities           (3,633)      (1,897)
                                                      ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for the acquisition of Cabot Marsh,
        net of cash acquired                          (2,748)          --
     Cash paid for the acquisition of Velox,
        net of cash acquired                          (3,121)          --
     Cash paid for the acquisition of the InterLink
      entities, net of cash acquired                  (1,412)          --
     Additions to equipment                             (635)        (239)
     Capitalization of computer
     software development costs                         (274)         (96)
                                                      ------       ------
Cash used in investing activities                     (8,190)        (335)
                                                      ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal on capital
     lease obligations                                   (49)         (21)
  Repayments under notes payable                      (2,834)          --
Proceeds from the issuance of common stock               465          103
                                                      ------       ------
Cash provided by (used in)financing activities        (2,418)          82
                                                      ------       ------
Net decrease in cash and cash equivalents            (14,241)      (2,150)
CASH AND CASH EQUIVALENTS, beginning of period        43,689       20,804
                                                      ------       ------
CASH AND CASH EQUIVALENTS, end of period             $29,448      $18,654
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

   In February 1998, the Company acquired Cabot Marsh Corporation ("Cabot Marsh") for an aggregate purchase price of 382,767 shares of the Company's common stock, the aggregate fair market value of which was $8,400,000 and approximately $2,800,000 in cash. In connection with this acquisition, which was accounted for as a purchase, the Company allocated the purchase price based upon the estimated fair value of the assets and liabilities assumed. The SEC recently formulated revised methodology regarding the valuation of acquired research and development in-process. The SEC has indicated in certain cases that these guidelines should be applied retroactively while it is the Company's belief that its original treatment of this transaction was appropriate. The Company has elected to retroactively adjust its charge for the write-off of acquired research and development in-process for the acquisition of Cabot Marsh. The Company has adjusted the amount of intangibles assigned to acquired in-process research and development and written-off from the previously reported $6,200,000 to $4,200,000 in quarter ended March 31, 1998. The remaining balance will be amortized over a ten year period.

   In March 1998, the Company acquired Velox Systems Corporation ("Velox") for an aggregate purchase price of 40,562 shares of the Company's common stock, the aggregate fair market value of which was $1,400,000 and approximately $3,200,000 in cash. In connection with this acquisition, which was accounted for as a purchase, the Company allocated the purchase price based upon the estimated fair value of the assets and liabilities assumed. The Company has also elected to retroactively adjust its charge for the write-off of acquired research and development in-process associated with its acquisition of Velox. The Company has adjusted the amount of intangibles assigned to acquired in-process research and development and written-off from the previously reported $4,800,000 to $1,500,000 in the quarter ended March 31, 1998. The remaining balance will be amortized over a seven year average period.

   The unaudited pro forma results of operations of the Company, Cabot Marsh Corporation, Velox Systems Corporation and entities affiliated with InterLink for the quarter ended March 31, 1998 are noted as follows:

                                              ACQUISITIONS
                                           DURING THE QUARTER
                             QUADRAMED          ENDED            PRO FORMA    PRO FORMA
                            CORPORATION     MARCH 31, 1998(a)   ADJUSTMENTS    COMBINED
                            -----------    ------------------   -----------   ----------
Revenue                       $17,086             $1,753                -       $18,839
Net income (loss)             $(4,141)           $(1,189)          $7,008       $ 1,678

Net income (loss) per share   $ (0.34)                                          $   0.12

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

   In February 1998, the Company acquired Cabot Marsh Corporation for an aggregate purchase price of 382,767 shares of the Company's common stock, the aggregate fair market value of which was $8,400,000 and approximately $2,800,000 in cash. In connection with this acquisition, which was accounted for as a purchase, the Company allocated the purchase price based upon the estimated fair value of the assets and liabilities assumed. The SEC recently formulated revised methodology regarding the valuation of acquired research and development in-process. The SEC has indicated in certain cases that these guidelines should be applied retroactively while it is the Company's belief that its original treatment of this transaction was appropriate. The Company has elected to retroactively adjust its charge for the write-off of acquired research and development in-process for the acquisition of Cabot Marsh. The Company has adjusted the amount of intangibles assigned to acquired in-process research and development and written-off from the previously reported $6,200,000 to $4,200,000 in quarter ended March 31, 1998. The remaining balance will be amortized over a ten year period.

   In March 1998, the Company acquired Velox Systems Corporation for an aggregate purchase price of 40,562 shares of the Company's common stock, the aggregate fair market value of which was $1,400,000 and approximately $3,200,000 in cash. In connection with this acquisition, which was accounted for as a purchase, the Company allocated the purchase price based upon the estimated fair value of the assets and liabilities assumed. The Company has also elected to retroactively adjust its charge for the write-off of acquired research and development in-process associated with its acquisition of Velox. The Company has adjusted the amount of intangibles assigned to acquired in-process research and development and written-off from the previously reported $4,800,000 to $1,500,000 in the quarter ended March 31, 1998. The remaining balance will be amortized over a seven year average period.

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

   Acquired Research and Development In-process. In connection with the acquisitions of Cabot Marsh, Velox and entities affiliated with InterLink during the first quarter of 1998, the Company expensed $7.0 million of acquired in-process research and development as the technology had not achieved feasibility and had no alternative future use. The Company has elected to adjust its charge for acquired in-process research and development associated with the acquisitions of Cabot and Velox to follow the SEC's revised methodology regarding the valuation of acquired in-process research and development. The related adjustment decreased the Company's acquired in-process research and development from $12.2 million to $7.0 million in the quarter ended March 31, 1998.

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

ITEM 5. OTHER INFORMATION. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a. Exhibits

        2.1     Assets Purchase Agreement dated December 31, 1995, by and among
                QuadraMed Corporation, a Delaware corporation and California corporation.(1)
        2.2     Assets Purchase Agreement dated December 31, 1995, by and among
                QuadraMed Acquisition Corporation, Kaden Arnone, Inc. and its stockholders.(1)
        2.3     Exchange Agreement dated June 25, 1996, by and among QuadraMed
                Holdings, Inc., QuadraMed Corporation, and certain stockholders listed on Schedule A thereto.(1)
        2.4 Acquisition Agreement and Plan of Merger dated December 2, 1996, between the Company and InterMed Acquisition Corporation, a wholly owned subsidiary of the Company and InterMed Healthcare
                Systems Inc. and its Stockholders.(2)
        2.5     Acquisition Agreement and Plan of Merger, dated as of March 1,
                1997, by and among QuadraMed Corporation, Healthcare Recovery
                Acquisition Corporation, Healthcare Recovery Incorporated and its Shareholders (the "HRI Acquisition Agreement and Plan of
                Merger").(3)
        2.7     Second Amendment to HRI Acquisition Agreement and Plan of
                Merger, dated as of April 24, 1997.(3)

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



                                   QUADRAMED CORPORATION (Company)



Date: March 12, 1999              By:  /s/ KEITH M. ROBERTS
                                       ------------------------------------

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