Form 10-Q/A
period 1998-06-30
QUADRAMED CORP
filed 1999-03-15
CIK 1018833

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              QUADRAMED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                           JUNE 30,      DECEMBER 31,
                                                             1998           1997
                                                          ----------      ---------
                                                          (Restated)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                             $  94,621       $  44,139
    Short-term investments                                   12,425           1,032
    Accounts receivable, net                                 20,723          15,971
    Unbilled receivables                                      6,059           4,018
    Notes and other receivables                               5,492           2,273
    Prepaid expenses and other                                1,929           2,266
                                                          ---------       ---------
          Total current assets                              141,249          69,699

    Long-term investments                                    31,151              --
    Equipment, net                                            6,961           5,841
    Capitalized software development costs, net               1,629           1,262
    Acquired software, net                                    3,661           4,178
    Non-marketable investments                                1,200           1,200
    Intangibles, net                                         52,682          16,130
    Debt offering costs and other                             4,398             286
                                                          ---------       ---------
          Total assets                                    $ 242,931       $  98,596
                                                          =========       =========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of capital lease obligations         $     124       $     163
  Notes payable                                                 953          10,596
  Accounts payable                                            4,588           2,881
  Accrued liabilities                                        24,388          30,268
  Deferred revenue                                            5,956           5,268
                                                          ---------       ---------
          Total current liabilities                          36,009          49,176

  Capital lease obligations, less current portion               315             285
  Notes payable, less current portion                            --             403
  Convertible subordinated debentures                       115,000              --
                                                          ---------       ---------
          Total liabilities                                 151,324          49,864
                                                          ---------       ---------

STOCKHOLDERS' EQUITY:
  Common stock                                                  131              97
  Additional paid-in capital                                183,970         129,510
  Accumulated other comprehensive loss                         (116)             --
  Accumulated deficit                                       (92,378)        (80,875)
                                                          ---------       ---------
          Total stockholders' equity                         91,607          48,732
                                                          ---------       ---------
          Total liabilities & stockholders' equity        $ 242,931       $  98,596
                                                          =========       =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                               THREE MONTHS                SIX MONTHS
                                                   ENDED                      ENDED
                                                  JUNE 30,                   JUNE 30,
                                           ---------------------     ---------------------
                                             1998         1997         1998         1997
                                           --------     --------     --------     --------
                                          (Restated)                (Restated)
REVENUES:
  Licenses                                 $ 13,255     $  6,892     $ 24,596     $ 13,463
  Services                                   21,129       13,939       40,486       24,917
                                           --------     --------     --------     --------
        Total revenues                       34,384       20,831       65,082       38,380
                                           --------     --------     --------     --------
OPERATING EXPENSES:
  Cost of licenses                            4,311        2,913        8,250        5,504
  Cost of services                           13,468        8,461       26,143       15,362
  General and administration                  5,576        5,594       11,123       10,534
  Sales and marketing                         2,705        2,284        5,195        4,102
  Research and development                    2,105        1,302        4,032        2,474
  Amortization of intangibles                 1,477          317        2,291          511
  Write-off of acquired research and
         development in process               6,879           --       13,887           --
  Non-recurring charges                       4,219          360        4,219          694
                                           --------     --------     --------     --------
        Total operating expenses             40,740       21,231       75,140       39,181
                                           --------     --------     --------     --------
LOSS FROM OPERATIONS                         (6,356)        (400)     (10,058)        (801)
OTHER INCOME, NET:
  Interest income, net                          287          (28)         618           58
  Other income, net                             163           78         (117)         108
                                           --------     --------     --------     --------
        Total other income, net                 450           50          501          166
                                           --------     --------     --------     --------
LOSS BEFORE PROVISION FOR INCOME TAXES       (5,506)        (350)      (9,557)        (635)
  Provision (benefit) for income taxes        1,339         (161)       1,946          (58)
                                           --------     --------     --------     --------
NET LOSS                                   $ (7,245)    $   (189)    $(11,503)    $   (577)
                                           ========     ========     ========     ========
NET LOSS PER BASIC AND DILUTED SHARE       $  (0.45)    $  (0.02)    $  (0.74)    $  (0.05)
                                           ========     ========     ========     ========
BASIC AND DILUTED WEIGHTED AVERAGE
 SHARES OUTSTANDING                          16,144       10,691       15,610       10,615
                                           ========     ========     ========     ========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                -------------------------
                                                                   1998           1997
                                                                ---------       ---------
                                                                (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $ (11,503)      $    (577)
                                                                ---------       ---------
  Adjustments to reconcile net loss
    to net cash used for operating activities:
     Depreciation & amortization                                    3,204           1,140
     Deferred income taxes                                             --             (69)
     Amortization of deferred compensation                             --              72
     Write-off of in-process research and development              13,887              --
    Changes in assets and liabilities:
     Accounts receivable and unbilled receivables                  (6,357)         (1,099)
     Prepaid expenses and other                                       115            (260)
     Accounts payable and accrued liabilities                      (8,714)           (959)
     Deferred revenue                                                  18            (208)
                                                                ---------       ---------
          Cash used in operating activities                        (9,350)         (1,960)
                                                                ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for the acquisition of Cabot Marsh,
       net of cash acquired                                        (2,748)             --
     Cash paid for the acquisition of Velox,
       net of cash acquired                                        (3,121)             --
     Cash paid for the acquisition of the InterLink
       entities, net of cash acquired                              (1,412)             --
     Cash paid for the acquisition of Vision,
       net of cash acquired                                        (2,998)             --
     Purchase  of short and long-term investments                 (42,646)             --
     Cash paid for the acquisition of Synergy,
       net of cash acquired                                            --          (2,771)
     Advances under notes receivable and other                     (2,367)             --
     Purchase of non-marketable investment                             --          (2,500)
     Additions to equipment                                        (2,093)           (830)
     Capitalization of computer software development costs           (656)           (249)
                                                                ---------       ---------
          Cash used in investing activities                       (58,041)         (6,350)
                                                                ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal on capital lease obligations                  (90)            (56)
  Net borrowings (repayments) under notes payable                  (3,805)             53
  Proceeds from the issuance of convertible subordinated
    notes payable, net of offering costs                          110,827              --
  Proceeds from the issuance of common stock
    and exercise of common stock warrants                          10,941              98
                                                                ---------       ---------
          Cash provided by financing activities                   117,873              95
                                                                ---------       ---------
Net increase (decrease) in cash and cash equivalents               50,482          (8,215)
CASH AND CASH EQUIVALENTS,
  beginning of period                                              44,139          20,376
                                                                ---------       ---------
CASH AND CASH EQUIVALENTS,
  end of period                                                 $  94,621       $  12,161
                                                                =========       =========
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

  Issuance of common stock in connection with the
    InterLink acquisition                                       $ 1,500,000     $      --

  Issuance of common stock in connection with the
    Cabot Marsh acquisition                                     $ 8,400,000     $      --

  Issuance of common stock in connection with the
    Velox acquisition                                           $ 1,400,000     $      --

  Issuance of common stock in connection with the
    Medicus acquisition                                         $ 28,800,000    $      --



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

        The components of comprehensive income (loss) for the three-month period and six month period ended June 30, 1998 is as follows:

                                         Three months    Six Months
                                            Ended          Ended
                                           June 30,       June 30,
                                         ------------    ----------
Net loss                                   ($7,245)      ($11,503)
Unrealized loss on available-for-sale
  securities                                 ($116)         ($116)
                                          --------       --------
Comprehensive loss                         ($7,361)      ($11,619)
                                          ========       ========

        There was no comprehensive income (loss) during 1997.

3.      ACQUISITIONS


        In May 1998, the Company completed its acquisition of Medicus Systems Corporation by purchasing the remaining 43.3% interest of Medicus. The Company previously purchased 56.7% of the outstanding shares of common stock in November 1997. The acquisition was accounted for as a purchase. The Company allocated the purchase price of the 43.3% interest based on the estimated fair value of the assets and liabilities assumed. The SEC recently formulated revised methodology regarding the valuation of acquired research and development in-process. The SEC has indicated in certain cases that these guidelines should be applied retroactively while it is the Company's belief that its original treatment of this transaction was appropriate. The Company has elected to retroactively adjust its charge for the write-off of acquired research and development in-process for the remaining 43.3% acquisition of Medicus. The Company has adjusted the amount of intangibles assigned to acquired in-process research and development and written-off from the previously reported $17,146,000 to $4,763,000 in the quarter ended June 30, 1998. The remaining intangible balance will be amortized over a 7 year average period.


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

        The unaudited pro forma results of operations of the Company, Cabot Marsh Corporation, Velox Systems Corporation and entities affiliated with InterLink for the six months ended June 30, 1998 are noted as follows (in thousands):


                                              ACQUISITIONS
                                             DURING THE SIX
                                QUADRAMED     MONTHS ENDED      PRO FORMA      PRO FORMA
                               CORPORATION   JUNE 30, 1998(a)  ADJUSTMENTS     COMBINED
                               -----------   --------------    -----------     ---------
Revenue                          $ 65,082       $  1,753               --      $ 66,835
Net income (loss)                $(11,503)      $ (1,189)        $ 13,887      $  1,195
Net income (loss) per share      $  (0.74)                                     $   0.08


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

        A reconciliation of the current consolidated financial statements with previous reported separate Company information for entities with which the Company has pooled is presented below (in thousands):


                                                       FOR THE SIX MONTHS
                                                          ENDED JUNE 30,
                                                  -----------------------------
                                                    1998                 1997
                                                  --------             --------
Revenues:
  QuadraMed                                       $ 37,933             $ 18,167
  Pyramid                                         $ 27,149             $ 20,213
                                                  --------             --------
    Consolidated                                  $ 65,082             $ 38,380
                                                  ========             ========
  Net income (loss):
  QuadraMed                                       $(12,172)            $   (601)
  Pyramid                                         $    669             $     24
                                                  --------             --------
    Consolidated                                  $(11,503)            $   (577)
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


        In May 1998, the Company completed its acquisition of Medicus Systems Corporation by purchasing the remaining 43.3% interest of Medicus. The Company previously purchased 56.7% of the outstanding shares of common stock in November 1997. The acquisition was accounted for as a purchase. The Company allocated the remaining 43.3% purchase price based on the estimated fair value of the assets and liabilities assumed. The SEC recently formulated revised methodology regarding the valuation of acquired research and development in-process. The SEC has indicated in certain cases that these guidelines should be applied retroactively while it is the Company's belief that its original treatment of this transaction was appropriate. The Company has elected to retroactively adjust its charge for the write-off of acquired research and development in-process for the remaining 43.3% acquisition of Medicus. The Company has adjusted the amount of intangibles assigned to acquired in-process research and development and written-off from the previously reported $17,146,000 to $4,763,000 in the quarter ended June 30, 1998. The remaining intangible balance will be amortized over a 7 year average period.


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


         Amortization of Intangibles. Amortization of intangibles for the quarter and six months ended June 30, 1998 increased to an adjusted $1.5 million and $2.3 million, respectively, compared to $317,000 and $511,000 in the same periods last year. The increase in the amortization of intangibles is principally due to the acquisition of 56.7% of Medicus in November 1997, the purchase of the remaining 43.4% of Medicus in May 1998, and the acquisition of Cabot Marsh, Velox and the entities affiliated with InterLink during the first quarter of 1998. The SEC recently formulated revised methodology regarding the valuation of acquired research and development in-process. The SEC has indicated in certain cases that these guidelines should be applied retroactively. The Company has elected to retroactively adjust its charge for the write-off of acquired research and development in-process for the remaining 43.3% acquisition of Medicus. The Company has adjusted the amount of intangibles assigned to acquired in-process research and development and written-off from the previously reported $17,146,000 to $4,763,000 in the quarter ended June 30, 1998. The Company also adjusted the amounts of intangibles assigned to acquired in-process research and development associated with several acquired companies in the quarter ended March 31, 1998. The additional amortization expense associated with these in-process research and development adjustments was approximately $300,000 in the quarter ended June
30, 1998.


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


         Acquired Research and Development In-process. In connection with the acquisition of Vision Software, Inc. in June 1998 and the consummation of the purchase of the remaining 43.3% interest of Medicus Systems Corporation in May 1998, the Company expensed $6.9 million related to technologies, which had not achieved technological feasibility and had no alternative future uses.


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


         In November 1997, the Company acquired 3,111,105 shares of Common Stock of Medicus Systems Corporation ("Medicus") or 56.7 percent of the then issued and outstanding shares of Medicus Common Stock from certain selling stockholders. Pursuant to individual stock purchase agreements (the "Stock Purchase Agreements"), the Company agreed to pay the selling stockholders $7.50 per share, in cash and a note payable, together with a warrant ("Warrant") entitling the selling stockholders to acquire 0.3125 shares of QuadraMed Common Stock for each share of Medicus Common Stock sold at a price of $24 per share subject to adjustments and certain limitations. The consideration paid by the Company to selling stockholders in November 1997 was approximately $21.7 million in cash and a note payable for approximately $1.6 million to a selling stockholder which was due and repaid by the Company in January 1998. In May 1998, the Company completed its purchase of the remaining 43.3% interest of Medicus. In connection with the purchase, the Company issued an aggregate of 1,201,221 shares of Common Stock, which included 441,564 shares of Common Stock issued upon the exercise of warrants issued in November 1997 to certain stockholders of Medicus. Proceeds to the Company from the exercise of the warrants was $10.6 million. The $24.3 million aggregate purchase price of the remaining 43.3% interest of Medicus, which consisted of cash and QuadraMed Common Stock valued at $18.2 million and options and warrants assumed at $6.1 million, were allocated to the remaining assets and liabilities of Medicus, acquired software and intangible assets($7.2 million), acquired research and development in-process($17.1 million) based on a valuation of the acquired net assets. The SEC recently formulated revised methodology regarding the valuation of acquired research and development in-process. The SEC has indicated in certain cases that these guidelines should be applied retroactively. The Company has elected to retroactively adjust its charge for the write-off of acquired research and development in-process for the remaining 43.3% acquisition of Medicus. The Company has adjusted the amount of intangibles assigned to acquired in-process research and development and written-off from the previously reported $17.1 million to $4.8 million in the quarter ended June 30, 1998. The acquired software and intangible assets increased from the previously reported $7.2 million to $19.5 million.



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
