Form 10-Q/A
period 1998-09-30
QUADRAMED CORP
filed 1999-03-15
CIK 1018833

================================================================================



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

       Registrant's Telephone Number, Including Area Code: (510) 620-2340


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

Part I. Financial Information

Item 1. Financial Statements

                              QUADRAMED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                         SEPTEMBER 30,  DECEMBER 31,
                                             1998           1997
                                         -------------  ------------
                                          (UNAUDITED)    (RESTATED)
                                           (RESTATED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents             $  53,532     $  44,666
    Short-term investments                   39,652         1,222
    Accounts receivable, net                 29,173        19,945
    Unbilled receivables                      4,551         4,018
    Notes and other receivables               4,239         2,329
    Prepaid expenses and other                2,143         2,784
                                          ---------     ---------
          Total current assets              133,290        74,964

    Long-term investments                    42,958            --
    Equipment, net                            8,123         6,866
    Capitalized  software development
      costs, net                              3,105         1,525
    Acquired software, net                    3,436         4,178
    Non-marketable investments                1,200         1,200
    Intangibles, net                         52,030        16,150
    Debt offering costs and other             4,824           354
                                          ---------     ---------
          Total assets                    $ 248,966     $ 105,237
                                          =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of capital lease
    obligations                           $     109     $     168
  Notes payable                                  24        10,640
  Accounts payable                            4,758         3,728
  Accrued liabilities                        36,673        31,559
  Deferred revenue                           10,086        11,826
                                          ---------     ---------
          Total current liabilities          51,650        57,921

  Capital lease obligations, less
    current portion                             317           285
  Notes payable, less current portion        19,182        13,154
  Convertible subordinated debentures       115,000            --
                                          ---------     ---------
          Total liabilities                 186,149        71,360
                                          ---------     ---------

STOCKHOLDERS' EQUITY:
  Common stock                                  133            97
  Additional paid-in capital                186,348       129,563
  Accumulated other comprehensive loss          (63)           --

  Accumulated deficit                      (123,601)      (95,783)
                                          ---------     ---------
          Total stockholders' equity         62,817        33,877
                                          ---------     ---------
          Total liabilities &
            stockholders' equity          $ 248,966     $ 105,237
                                          =========     =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                   -----------------------       ----------------------
                                                     1998            1997           1998          1997
                                                    -------        -------        --------      -------
                                                   (RESTATED)                    (RESTATED)
REVENUES:
  Licenses                                          $22,218        $13,183        $ 50,997      $30,019
  Services                                           21,576         14,500          62,061       39,417
                                                    -------        -------        --------      -------
        Total revenues                               43,794         27,683         113,058       69,436
                                                    -------        -------        --------      -------
OPERATING EXPENSES:
  Cost of licenses                                    7,837          4,889          21,376       12,426
  Cost of services                                   13,556          9,513          39,698       24,875
  General and administration                          5,677          6,034          19,080       18,015
  Sales and marketing                                 3,277          2,687          10,928        7,566
  Research and development                            3,375          2,828          12,836        7,478
  Amortization of intangibles                         2,027            466           4,349        1,022
  Write-off of acquired research and
         development in process                         607             --          14,494           --
  Acquisition costs                                   7,215             --          10,255           --
  Non-recurring charges                               3,022            346           4,202        1,040
                                                    -------        -------        --------      -------
        Total operating expenses                     46,593         26,763         137,218       72,422
                                                    -------        -------        --------      -------
INCOME(LOSS) FROM OPERATIONS                         (2,799)           920         (24,160)      (2,986)
OTHER INCOME(EXPENSE), NET:
  Interest income(expense), net                        (180)          (247)           (113)        (479)
  Other income(expense), net                             41             49             (73)         157
                                                    -------        -------        --------      -------
        Total other income(expense), net               (139)          (198)           (186)        (322)
                                                    -------        -------        --------      -------
INCOME(LOSS) BEFORE PROVISION FOR INCOME TAXES       (2,938)           722         (24,346)      (3,308)
  Provision for income taxes                          1,572            626           3,518          567
                                                    -------        -------        --------      -------
NET INCOME(LOSS)                                    $(4,510)       $    96        $(27,864)     $(3,875)
                                                    =======        =======        ========      =======
NET INCOME(LOSS) PER BASIC AND DILUTED SHARE        $ (0.24)       $  0.01        $  (1.53)     $ (0.30)
                                                    =======        =======        ========      =======
BASIC AND DILUTED WEIGHTED AVERAGE
 SHARES OUTSTANDING                                  19,181         14,453          18,161       12,732
                                                    =======        =======        ========      =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                    ---------------------
                                                      1998          1997
                                                    --------      -------
                                                   (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(27,864)     $(3,875)
                                                    --------      -------
  Adjustments to reconcile net loss
    to net cash used for operating activities:
     Depreciation and amortization                    7,310         2,594
     Amortization of deferred compensation               --           322
     Write-off of in-process research and
       development                                   14,494            --
    Changes in assets and liabilities, net of
      acquisitions:
        Accounts receivable and unbilled
          receivables                                (9,252)       (6,324)
     Prepaid expenses and other                        (456)         (514)
     Accounts payable and accrued liabilities         1,372         1,931
     Deferred revenue                                (2,409)        1,374
                                                    -------       -------
          Cash used in operating activities         (16,805)       (4,492)
                                                    -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash paid for the acquisition of Medicus
       Systems, net of cash acquired                   (922)           --
     Cash paid for the acquisition of Cabot
       Marsh, net of cash acquired                   (2,748)           --
     Cash paid for the acquisition of Velox,
       net of cash acquired                          (3,121)           --
     Cash paid for the acquisition of the
       InterLink entities, net of cash
       acquired                                      (1,412)           --
     Cash paid for the acquisition of Vision,
       net of cash acquired                          (2,998)           --
     Cash paid for the acquisition of AHD,
       net of cash acquired                          (1,500)           --
     Cash paid for the acquisition of Synergy
       and Queen City, net of cash acquired              --        (2,971)
     Purchase of short and long-term investments    (81,437)           --
     Change in notes receivable and other              (759)           --
     Purchase of non-marketable investments              --        (3,759)
     Additions to equipment                          (4,081)       (1,517)
     Capitalization of computer software
       development costs                             (1,953)         (578)
                                                   --------       -------
          Cash used in investing activities        (100,931)      (8,825)
                                                   --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal on capital lease)
    obligations                                        (110)          (89)
  Net borrowings (repayments) under notes payable     1,116         3,829
  Proceeds from the issuance of convertible
    subordinated notes payable, net of offering
    costs                                           110,827            --
  Proceeds from the issuance of common stock and
    exercise of common stock warrants and options    14,769           231
                                                    -------       -------
          Cash provided by financing activities     126,602         3,971
                                                    -------       -------
Net increase (decrease) in cash and cash
  equivalents                                         8,866        (9,346)

CASH AND CASH EQUIVALENTS,
  beginning of period                                44,666        20,867
                                                    -------       -------
CASH AND CASH EQUIVALENTS,
  end of period                                     $53,532       $11,521
                                                    =======       =======
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
  Issuance of common  stock in  connection  with
    the Synergy acquisition                         $    --       $ 2,000

  Issuance of note payable in connection  with
    the acquisition of Queen City Microsystems      $    --       $   300

  Issuance of common stock in connection with
    the HRM acquisition                             $    --       $ 2,300

  Issuance of common stock in connection with
    the InterLink acquisition                       $ 1,500       $    --


  Issuance of common stock in connection  with
    the Cabot Marsh acquisition                     $ 8,400       $    --

  Issuance of common stock in connection with
    the Velox acquisition                           $ 1,400       $    --

  Issuance of common stock in connection with
    the Medicus acquisition                         $17,200       $    --


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

   The components of comprehensive income (loss) for the three and nine month periods ended September 30, 1998 is as follows:

                                         THREE MONTHS     NINE MONTHS
                                             ENDED           ENDED
                                         SEPTEMBER 30,   SEPTEMBER 30,
                                         -------------   -------------
        Net loss                            $(4,510)       $(27,864)
        Unrealized gain(loss) on
          available-for-sale Securities     $    53        $    (63)
                                            -------        --------
        Comprehensive loss                  $(4,457)       $(27,927)
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

        The SEC recently formulated revised methodology regarding the valuation of acquired research and development in-process. The SEC has indicated in certain cases that these guidelines should be applied retroactively. The Company has elected to retroactively adjust its charges for the write-off of acquired research and development in-process for the remaining 43.3% acquisition of Medicus during the quarter ended June 30, 1998 and several other acquisitions which were completed during the quarter ended March 31, 1998. Additional amortization expense associated with these in-process research and development adjustments was approximately $630,000 in the quarter ended September 30, 1998.

        The unaudited pro forma results of operations of the Company and entities acquired during the nine months ended September 30, 1998 for which purchase accounting was applied (Velox Systems Corporation, Cabot Marsh Corporation, and entities affiliated with InterLink) are noted as follows (in thousands):

                                                ACQUISITIONS
                                               DURING THE NINE
                               QUADRAMED        MONTHS ENDED        PRO FORMA    PRO FORMA
                              CORPORATION   SEPTEMBER 30, 1998(A)  ADJUSTMENTS   COMBINED
                              -----------   ---------------------  -----------   ---------
      Revenue                  $113,058           $ 1,753                 --      $114,811

      Net income (loss)        $(27,864)          $(1,189)           $14,494      $(14,559)
      Net income (loss)        $  (1.53)                                          $  (0.80)
      per share

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

        A reconciliation of the current consolidated financial statements with previous reported separate Company information for entities with which the Company has pooled is presented below (in thousands):

                                             FOR THE NINE MONTHS
                                             ENDED SEPTEMBER 30,
                                            --------------------
                                               1998        1997
                                            ---------    -------
             Revenues:
               QuadraMed                     $ 60,038    $32,295
               Pyramid, CodeMaster & IMN     $ 53,020    $37,141
                                             --------    -------

                 Consolidated                $113,058    $69,436
                                             ========    =======
               Net income (loss):
               QuadraMed                     $(11,281)   $    (5)
               Pyramid, CodeMaster & IMN     $(16,583)   $(3,870)
                                             --------    -------
                 Consolidated                $(27,864)   $(3,875)
                                             ========    =======

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

        Amortization of Intangibles. Amortization of intangibles for the quarter and nine months ended September 30, 1998 increased to an adjusted $2.0 million and $4.3 million, respectively, compared to $466,000 and $1.0 million in the same periods last year. The increase in the amortization of intangibles is principally due to the acquisition of 56.7% of Medicus in November 1997, the purchase of the remaining 43.3% of Medicus in May 1998, and the acquisitions of Cabot Marsh, Velox and the entities affiliated with InterLink during the first quarter of 1998. The SEC recently formulated revised methodology regarding the valuation of acquired research and development in-process. The SEC has indicated in certain cases that these guidelines should be applied retroactively. The Company has elected to retroactively adjust its charges for the write-off of acquired research and development in-process for the remaining 43.3% acquisition of Medicus during the quarter ended June 30, 1998 and several other acquisitions which were completed during the quarter ended March 31, 1998. Additional amortization expense associated with these in-process research and development adjustments was approximately $630,000 in the quarter ended September 30, 1998.

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

               FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

History of Operating Losses; Uncertain Profitability

The Company incurred net losses of $23.6 million, $4.3 million and $33.9 million for the years ended December 31, 1995, 1996 and 1997, respectively, and net losses of $4.1 million, $7.2 million and $4.5 million for the fiscal quarters ended March 31, June 30 and September 30, 1998. As of September 30, 1998, the Company had an accumulated deficit of $123.6 million. These results include write-offs for acquired in-process research and development in the years ended December 31, 1995 and 1997 and the nine months ended September 30, 1998 of $14.8 million, $21.9 million and $14.5 million, respectively. In connection with its acquisitions, the Company has and will incur significant non-recurring charges and will be required to amortize significant expenses related to goodwill and other intangible assets in future periods. There can be no assurance that the Company will be able to achieve or sustain revenue growth or profitability on a quarterly or annual basis.

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


                                         QUADRAMED CORPORATION (Company)

Date: March 12, 1999                     By: /s/  KEITH M. ROBERTS
                                             --------------------------------
                                             Keith M. Roberts
                                             General Counsel and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                         By: /s/  BERNIE J. MURPHY
                                             --------------------------------
                                             Bernie J. Murphy
                                             Vice President, Finance and
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX

     EXHIBIT
       NO.
     -------
      27.1        Financial Data Schedule