Form 10-K
period 1998-12-31
QUADRAMED CORP
filed 1999-03-31
CIK 1018833

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                         1003 W. CUTTING BLVD., SUITE 2
                          RICHMOND, CALIFORNIA, 94804
                         (Address of Principal Executive
                          Offices, including Zip Code)

        Registrant's telephone number, including area code: (510)620-2340

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

        The aggregate market value of voting stock held by non-affiliates of the Registrant, as of March 31, 1999 was approximately $101,000,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        On March 5, 1999, approximately 20,090,205 shares of the Registrant's Common Stock, $0.01 par value per share, were outstanding.

                              QUADRAMED CORPORATION

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
PART I.............................................................................................      3

ITEM 1.           BUSINESS.........................................................................      3

ITEM 2.           PROPERTIES.......................................................................     15

ITEM 3.           LEGAL PROCEEDINGS................................................................     15

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................     15

PART II............................................................................................     16

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............     16

ITEM 6.           SELECTED FINANCIAL DATA AND SUPPLEMENTARY DATA...................................     16

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                      OF OPERATIONS................................................................     17

ITEM 8.           FINANCIAL STATEMENTS.............................................................     34

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE.........................................................     34

PART III...........................................................................................     35

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................     35

ITEM 11.           EXECUTIVE COMPENSATION..........................................................     35

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................     35

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................     35

PART IV............................................................................................     36

ITEM 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K................     36

SIGNATURES.........................................................................................     42

POWER OF ATTORNEY..................................................................................     42

INDEX TO FINANCIAL STATEMENTS......................................................................     45

EXHIBIT INDEX......................................................................................     72

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

OVERVIEW

        QuadraMed Corporation ("QuadraMed" or the "Company") develops, markets and sells software products and services designed to enable health care providers and payors to increase operational efficiency, improve cash flow, measure the cost of care and effectively administer managed care contracts. In addition, QuadraMed provides health information management, business office outsourcing, compliance and consulting services. QuadraMed and its subsidiaries have approximately 3,800 customers. In addition, QuadraMed has received endorsements from approximately 15 state and regional hospital associations.

        The Company was incorporated in September 1993 in California under the name QuadraMed Corporation and reincorporated in Delaware in 1996. The Company has expanded significantly since its inception in 1993, primarily through the acquisition of other businesses, products and services. Since 1995, the Company has completed the following significant acquisitions:

     COMPANY ACQUIRED                               DESCRIPTION OF COMPANY ACQUIRED                        DATE ACQUIRED
     ----------------                               -------------------------------                        -------------
Healthcare Design Systems              Health care financial management and decision support software       December 1995

Medicus Systems Corporation            Health care financial management and decision support software       November 1997*

Rothenberg Health Systems, Inc.        Capitation management software                                       December 1997

Cabot Marsh Corporation                Health care consulting and compliance company                        February 1998
("Cabot Marsh")

Pyramid Health Group, Inc.             Cash flow management services                                        June 1998
("Pyramid")                            company

Integrated Medical Networks, Inc.      Health care financial management                                     September 1998
("IMN")

The Compucare Company                  Enterprise wide software                                             March 1999

------------

* QuadraMed acquired 56.7% of the outstanding capital stock of Medicus Systems Corporation on November 9, 1997. The remaining 43.3% shares of capital stock were purchased by the Company in May 1998.


* Unless the context otherwise requires, references herein to the "Company" and "QuadraMed" refer to QuadraMed Corporation, a Delaware corporation, its subsidiaries and QuadraMed Corporation, its California predecessor. The Company's executive offices are located at 1003 West Cutting Blvd. 2nd Floor, Richmond, California 94804 and the telephone number is (510)620-2340.

        The Company has expanded in substantial part through acquisitions of products, technologies and businesses. The Company intends to continue to acquire products technologies and businesses in the future. The Company's ability to expand successfully through acquisitions depends on many factors, including the successful identification and acquisition of products, technologies or businesses and management's ability to effectively negotiate and consummate acquisitions and integrate and operate the new products, technologies or businesses. There is significant competition for acquisition opportunities in the Company's industry, which may intensify due to increasing consolidation in the health care industry, thereby increasing the costs of capitalizing on acquisition opportunities. The Company competes for acquisition opportunities with other companies that have significantly greater financial and management resources than the Company. The inability to successfully identify appropriate acquisition opportunities, consummate acquisitions or successfully integrate acquired products, technologies, operations, personnel or businesses could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, acquisitions may divert management's attention from other business concerns, expose the Company to the risks of entering markets in which it has no direct prior experience or to risks associated with the market acceptance of acquired products and technologies, or result in the loss of key employees of the Company or the acquired company. Moreover, acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and the recognition of amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may not be able to identify or successfully complete acquisitions of products, technologies or businesses in the future. In addition, declines in the Company's stock price will negatively affect the Company's ability to consummate acquisitions that are accretive to earnings.

        Realizing benefits from acquisitions will depend in significant part upon the successful integration of the acquired businesses, including their products and employees, with the Company, and there can be no assurance that such integration will not entail substantial costs, delays or other problems or that such integration will be successfully completed. The effort to integrate the businesses will divert the attention of management from other matters and will result in significant operational and administrative expense. Any difficulties encountered in the integration process could have a material adverse effect on the revenues and operating results of the Company. In addition, the process of combining the companies could cause the interruption of, or a disruption in, the business activities of the Company, which could have a material adverse effect on the operations and financial performance of the Company. Even if these businesses are successfully integrated into the Company, the acquired operations may not achieve sales, productivity and profitability commensurate with the Company's historical or projected operating results. Failure to achieve such projected results would have a material adverse effect on the Company's financial performance, and in turn, on the market value of the Company's Common Stock. There can be no assurance that the Company will realize any of the anticipated benefits of its acquisitions, or that such acquisitions will enhance the Company's business or financial performance.

        Acquisitions involve a number of special risks including, without limitation, managing geographically dispersed operations, failure of the acquired business to achieve expected results, failure to retain key personnel of the acquired business, inability to integrate the new business into existing operations and risks associated with unanticipated events or liabilities, potential increases in stock compensation expense and increased compensation expense resulting from newly hired employees, the assumption of unknown liabilities and potential disputes with the sellers of one or more acquired entities, all of which could have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, customer dissatisfaction or performance problems at a single acquired company could have an adverse effect on the Company's reputation and its sales and marketing initiatives. With the addition of the Pyramid, IMN and Compucare businesses, the Company's anticipated future operations may place a strain on its management systems and resources. The Company expects that it will be required to continue to improve its financial and management controls, reporting systems and procedures, and will need to expand, train and manage its work force. Specifically, the Company is planning to implement a new financial accounting system during 1999. There can be no assurance that the Company will be able to effectively manage these tasks, and the failure to do so could have a material adverse effect on its business, financial condition and results of operations.

        With the acquisitions of IMN and Compucare the Company has entered the market for enterprise products, which exposes the Company to additional risks and uncertainties. These enterprise products have considerably higher average sales prices than those traditionally offered by the Company and therefor tend to lengthen the Company's sales cycle and increase the potential variability of the Company's quarterly operating results.

        The year 2000 computer issue creates additional risks for the Company. Year 2000 compliance is an issue for virtually all businesses whose computer systems and applications may require significant hardware and software upgrades or modifications. Accordingly, the Company's customers are devoting a substantial portion of their information systems spending and implementation resources to fund such upgrades and modifications which tends to divert spending away from the Company's products and solutions.

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

        DRG[check mark](R) and QuadraMed(R) are registered trademarks of the Company. All other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

QUADRAMED'S SUITE OF PRODUCTS

QuadraMed's web-enabled, enterprise-wide products are primarily sold with modular, open architecture design and flexible electronic interfaces. Offerings are structured to utilize data from disparate health care information systems, thereby extending the functional value of today's legacy system investments. As a result of this modular design, additional applications can be readily integrated into customers' existing applications. The Company's solutions support providers in the planning, management, documentation and evaluation of patient care. QuadraMed has enabled its customers to generate operational efficiencies, improve cash flow and measure the cost and quality of care. The Company is divided into three operating divisions including business office, health information management and the enterprise division (beginning in 1999).

The Company currently processes substantially all of its customer data at its facilities in Richmond, California and Neptune, New Jersey. While the Company backs up its data nightly and has safeguards for emergencies such as power interruption or breakdown in temperature controls, it has no mirror processing site to which processing could be transferred in the case of a catastrophic event at either of these facilities. The occurrence of a major catastrophic event at either the Richmond or the Neptune facility could lead to an interruption of data processing and could have a material adverse effect on the Company's business, financial condition and results of operations.

Products in the Business Office Division

The Company's business lines in the Business Office Division target a provider's chief financial officer as the primary buyer. The divisions' solutions address the complex administrative and financial management demands placed on healthcare organizations today, providing the technology and expertise to increase cash flow and reduce administrative costs. The division is comprised of the following product and service categories: decision support, patient-focused solutions, electronic business office, managed care, executive information systems and business office outsourcing.

Specific products and services under the decision support solutions area include Performance Measurement, Enterprise and Patient Costing, The Budget Advisor(TM), Payroll Planner(TM) and ORYX Reporting.

QuadraMed's Performance Measurement products provide integrated comparative perspectives on clinical, financial and market performance for providers. The Company's products generally include database analysis software and national and regional benchmark data that may be licensed to the customer. The customer provides its own internally generated clinical and financial information to the Company, and the Company performs risk and severity adjustments on such information based on patient demographics and health status and formats it for comparison against the national and regional data. The updated and adjusted data sets are returned to the customer for use with the database analysis software. The Company's performance measurement solution has been accepted for inclusion on the Joint Commission on Accreditation of Healthcare Organization's initial list of performance measurement systems.

The Clinical Performance Measurement solution is a software application that measures clinical outcomes and resource utilization based on diagnosis, patient, physician and other variables. This product is used as a benchmarking tool to compare hospital-level information against 101 risk and severity adjusted outcome indicators. The benchmarking information is derived from a standardized national set of 10 million patient records. The outcomes database is organized into major categories including: overall mortality, obstetrics, surgery, neonatal, radiology and general medical. The customer typically produces reports that compare its performance against competitor or peer group providers and against expected outcomes derived from the national and regional data set.

The Financial Performance Measurement solution is a software application that employs cost accounting, length-of-stay, and other benchmark information to allow customers to measure cost, clinical resource utilization and profitability by physician, payor, diagnosis and procedure. Most providers have access to charge and reimbursement information for procedures and diagnoses, but do not have accurate measures for the cost of care in these categories. Therefore, these providers cannot accurately track profitability by procedure or diagnosis. Through an interface with Clinical Performance Measurement, providers can benchmark the risk adjusted outcomes and financial performance by physician, diagnosis, patient and other variables. This application can also be used to analyze the profitability of managed care and capitated contracts.

QuadraMed's Market Analysis Performance Measurement solution is a software application that consists of licensed software and database information that is derived from statewide and national hospital billing data sets and other demographic and population statistics. This application enables customers to perform market share, community health assessment, managed care activity and physician admitting pattern analyses.

QuadraMed offers an Enterprise-wide Cost Accounting tool for optimizing resource allocation and cost containment, in addition to a Patient-Level Cost and Quality Analysis tool for improving service while reducing costs. Care Delivery Costing software products are designed for workload-driven staffing and care delivery costing analysis addressing the informational needs from both the clinical and financial management perspective. Using well established objective workload measurement methodologies, patient care managers can utilize these software tools to optimize the allocation of patient care resources, maintain clinical standards, utilize benchmarking database resources for comparative analysis and manage labor costs in a variety of in-patient and out-patient care settings.

Under patient-focused solutions, the following product and service offerings are included: Staffing Resource Management and Benchmarking, HEDIS Reporting and Patient Care Staff Management Consulting. Patient-focused Resource Management tools facilitate budgeting decisions regarding patient care resource allocation. Products enable labor cost and productivity benchmarking comparisons and support a provider's strategic planning process. Staff management consulting enables providers to define staffing and skill-mix levels based on patient-specific requirements to deliver quality, cost-effective patient care. Staff Management consulting also allows providers to compare and trend workload, staffing and productivity, identify opportunities for re-aligning staff responsibilities to provide increased time for direct patient care by conducting work sample studies.

The electronic business office encompasses the following solutions: Electronic Data Interchange (EDI), Electronic Remittance Advice (ERA), Medicare Secondary Billing (MSB), Eligibility, 72-Hour Advisor and Contract Management. The Company's EDI products enable providers to edit claims on site, format detailed claims data for all payors, and electronically submit them for processing. The edited claims data is the foundation of a detailed database of information that can be incorporated with QuadraMed's decision support and compliance products.

EDI is a software application that downloads summary and detailed claims data from existing legacy financial information systems, and then edits and formats it to meet payor-specific requirements, including unique data fields. As part of the editing process, QuadraMed's EDI screens the data for payor-specific demographic, diagnosis or procedure information and identifies illogical data inputs that are not within expected ranges. For example, the software would alert the operator if it encountered inputs that indicated that a male patient had given birth. After the standardized claim has been edited for payor-specific requirements, QuadraMed EDI transmits the claim to the payor.

ERA is a software application that receives detailed payment information from payors. Known as electronic remittance advice, ("ERA"), translates this data and automatically posts this information to a provider's financial system. Prior to posting, ERA data is extracted to generate automated contractual adjustments based on payor-appropriate criteria, applicable deductibles and co-insurance, and to track write-offs taken at the time of billing.

Medicare Secondary Billing is a module designed to assist providers in accelerating the traditional Medicare billing cycle by eliminating the 14-day payment hold for billing Medigap carriers. The module automatically reviews all open Medicare claims daily by logging onto the Medicare claims inquiry system, and then, based on that analysis, generates appropriate, collated, ready-to-mail UB92s and Explanation of Benefits ("EOB's") for secondary carriers.

Eligibility is a module which automatically verifies the eligibility of Medicare, Medicaid, Blue Cross and other specified in-patient admissions types by continuously polling the patient admitting system and then cross-checking these patient profiles against health plan eligibility and benefits inquiry databases. This module is designed to assist providers in proactively managing the risk of uncompensated and undercompensated care.

The 72 Hour Advisor module, which is a complement to the Eligibility module, is designed to assist providers in identifying instances when a patient receives outpatient services less than 72 hours prior to being admitted for an inpatient episode. If all care is not bundled as one episode, a Medicare billing conflict is created, which is in violation of HCFA regulations and typically delays payment for all care administered. The 72 Hour Advisor constantly polls key in-patient and out-patient registration systems to check for date conflicts within the 72 hour window.

QuadraMed's Contract Management application tracks providers' multiple managed care, capitated, governmental and other payor contract terms, including coverage and reimbursement for individual diagnoses and procedures. The application calculates expected reimbursement and the contractual allowance, which is the difference between the standard charge generated by the provider and the actual amount owed by the payor under the contract. Expected reimbursement and contractual allowance amounts can be posted automatically to the provider's financial information system at the time of billing. Contract Management allows providers to measure the allocation of revenues and the profitability of contracts based on specific payor contract terms. Contract Management's pricing module eliminates labor intensive, error prone manual repricing of bills, a process that often leads to inaccurate reimbursement and financial statements. In addition, Contract Management is used as a modeling tool for managed care contract negotiation and detailed analysis of contract performance.

QuadraMed offers EZ-Cap(R), Prime Analysis M.D., Managed Care Retrospective Payment Recovery (MPR) and Contractual Financial Outcomes (CFO) under its managed care offerings. EZ CAP Managed Care Information System is a software application designed to assist medical groups, Independent Practice Associations ("IPA's"), hospitals, Physician-Hospital Organizations ("PHO's") and other organizations that receive capitation payments from health plans and are at financial risk for healthcare services. EZ CAP's key functional areas include enrollee demographic data, benefits verification and co-payment information, automated authorizations, flexible provider compensation methods, case management and utilization tools, provider claims processing and claims data capture, and detailed reporting capabilities.

In the area of executive information systems, the following products are offered: Smartlink 2000 Reporting & Analysis, Smartlink 2000 Data Mart, Smartlink 2000 A/R and Prime Analysis M.D. Smartlink 2000 is a flexible reporting tool for enterprise-wide reporting and analysis. The product consolidates access to information across disparate internal systems. It uses transactional data from current systems to create management analysis and reports.

The Business Office division also includes business office outsourcing. The following services are included: full business office outsourcing, A/R reduction and billing services and interim management consulting. QuadraMed provides partial and complete business office department outsourcing services, including the billing and collection of receivables for the business office, and managed care contract administration and negotiations for the contract management department. The Company offers business office outsourcing services for hospitals, physicians, home health care agencies and other providers. The focus of these services is to increase cash flow and to improve operational efficiencies for healthcare providers. Under full outsourcing arrangements, the Company hires and/or replaces existing personnel at the facility. The Company typically implements selected components of its suite of products to enhance the efficiency of the business office or contract management department. In partial business office outsourcing arrangements, the Company bills and collects receivables that have aged beyond a certain point, or that involve specified payers or payment arrangements.

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

Products in the Health Information Management Operating Division

QuadraMed's Health Information Management (HIM) division business lines primarily target medical records directors, as well as chief financial officers throughout the provider system. The division is comprised of the following products and services: coding and abstracting, compliance, document imaging and workflow, and HIM outsourcing and consulting.

Products and services under the coding and abstracting solutions include nCoder+, InfoMaster and CodeMaster Express. Coding and Abstracting software products are designed to consolidate the flow of patient-related data from disparate hospital systems into a Windows-based system. The Coding and Abstracting system is designed to maximize the productive results of the coding process at the critical point where proper reimbursement decisions are in the hands of coding personnel. Knowledge-based methodology and database resources are integrated with on-line access to clinical notes, definitions, and coding reference guides to assist in the accurate interpretation and validation of coding and DRG assignment decisions.

Under the area of compliance, the following products and services are offered:
Inpatient Coding FACTS, Outpatient Coding FACTS, ComplySource(TM) and compliance consulting and education.

QuadraMed's FACTS solution, introduced in the third quarter of 1997, is a software application designed to assist hospitals in managing the complexities of federal requirements under HIPAA and in submitting accurate billing and clinical data. The product complements providers' existing compliance efforts by monitoring coding and billing practices for compliance with mandated guidelines. FACTS includes the following six modules: a 72-hour rule compliance module designed to identify claims for non-physician services performed within three days of a hospital admission; a prospective payment system module designed to select billing records with a high probability of inaccurate coding which may lead to overpayments by payees which may, in turn, trigger federal government fines for inappropriate billing practices; a data quality monitoring tool that is designed to identify inconsistencies in coding and to flag inclusive codes that may result in potential overestimates of revenue; a benchmarking study that utilizes publicly available data to identify a hospital's exposure to potential fraud and abuse by analyzing correlations between a given hospital's DRG codes and national norms and identifying a hospital's exposure at the DRG level; a laboratory report based on a thorough review of a provider's detail billing data identifying clinical laboratory billing practices of that provider which are of the type generally scrutinized by the government; and a Medicare Billing Compliance Guide designed to assist hospitals and other providers in implementing fraud and abuse compliance programs.

ComplySource is a legal and compliance software resource package designed to provide consolidated access to important legal and government compliance-related documents, layman's synopsis of all statutes related to healthcare compliance, OIG fraud alerts, and focused database tools such as compliance disciplinary action, education attendance lists, audit tracking, mandatory compliance activities and hotline calls. The product can be implemented via the Intranet or Internet.

An adjunct to QuadraMed's software offerings is the range of compliance and consulting offerings that are designed to provide value-added service to clients, and better position the Company as a provider of more comprehensive solutions. Currently, compliance and consulting services fall under four main categories: Managed Care, Financial Reviews & Management, Patient-Focused Studies, and Compliance Services. These services include: accuracy and compliance assessments of clinical and patient accounting charge capture mechanisms, managed care contract performance reviews and re-negotiations (with integrated retrospective payment recovery services for underperforming contracts), and clinically-oriented, patient-focused data analysis and reviews by Master prepared Registered Nurses.

QuadraMed offers a compliance program, including compliance assessment, auditing and education expertise through a team of over 100 credentialed healthcare attorneys, medical record professionals, registered nurses and physicians. These services are designed to improve the ability of healthcare providers to prevent Medicare and Medicaid fraud and abuse by identifying potentially fraudulent coding in a medical bill. Many of these services are augmented by the use of integrated software technologies. These services include: organizational risk and compliance assessment, clinical data management compliance audits and assessments, physician and ancillary services compliance audit and education services, and professional development services which offer subscriber-based, toll-free "expert help desk" coding and billing compliance assistance and topical compliance seminar series throughout the country.

In the areas of document imaging and workflow, the following solutions are offered: Electronic Document Management (EDM) and Chart Engine. Electronic Document Management is a software application for patient accounting and medical records departments that captures, indexes, stores and retrieves paper-based demographic, clinical and financial information and records. This product is based on an open software architecture, which utilizes electronic files that integrate financial and ancillary department electronic information with scanned images of paper documents. The Company believes that this application improves provider work flow, reduces administrative cost and helps providers move toward paperless business offices and medical records departments. Multi-user access to the electronic patient account file reduces the need for paper files and storage while offering access to account information from any work station. The combination of existing electronic financial information and scanned images with multi-user capabilities effectively creates an electronic patient account file that can be routed through billing and administration departments, thus improving work flow. In addition to licensing this software application, the Company offers customers the option of purchasing the hardware required to implement this solution. Chart Engine utilizes barcode tracking and portable barcode readers for chart location and site inventories. Providers can view patient demographic information in one screen while updating deficiencies and generating reports.

The Health Information Management (HIM) operating division includes HIM outsourcing. The following services are included: Charge Description Master
(CDM) Review, Master Patient Index Clean Up, Interim HIM Management Service, general outsourcing and HIM on-site staff services.

Products in the Enterprise Operating Division

QuadraMed's newest operating unit, the Enterprise Division, established in 1999 provides solutions that are designed to flow across an extended enterprise of inpatient and outpatient locations and across business entity lines. The Company's enterprise business lines target a provider's chief financial officer and chief executive officer. The Company provides access via LAN, WAN or Web, to patient information from disparate locations in the enterprise. The division is comprised of the following solutions: Enterprise and Healthcare iQ.

In March 1999, QuadraMed acquired The Compucare Company whose primary product is the AFFINITY(TM) Enterprise Solution. AFFINITY is an integrated hospital information system that provides clinical and financial information. AFFINITY offers a suite of hospital applications that are designed to provide compliance with federal and state regulations while automating decision making and increasing productivity. AFFINITY provides a patient-centered database that enables a provider to track patients throughout the continuum of care, without duplication of effort. AFFINITY applications are accessible via a web browser, allowing physicians and other authorized users to have access to real-time patient information, from remote locations. AFFINITY integrates financial information such as patient accounting and DRG/case mix with clinical data such as medication charting and plan of care to automate state and federal reporting, billing, and other administrative activities.

Healthcare iQ, the Company's Internet offering, allows clients access to benchmarking data, comparative analysis tools and resource libraries via the Internet. Healthcare iQ provides Internet access to some of the industry's most comprehensive information resources and online analytical tools. Benefits of Healthcare iQ include access to decision support data and information resources via the Internet. In fiscal 1999 QuadraMed offers three distinct products via its Healthcare iQ Internet offering. Performance iQ is a decision support data base and analytical tool for clinical, financial and market analysis information. The Company's American Hospital Directory (AHD) provides hospital profiles showing characteristics, services, financial statements and utilization statistics. ComplySource iQ is an online library of legal and compliance reference resources.

CUSTOMERS

        Historically, QuadraMed has marketed its products primarily to hospitals, with additional marketing to hospital associations, physician groups, payors and self-administered employers. Substantially all of the Company's revenues have been derived from the sale of software products and services to hospitals. With the industry trend toward the formation of IDNs, the Company has designed its product suite to accommodate this emerging industry sector. To date, QuadraMed and its subsidiaries have approximately 3,800 customers, a substantial majority of which are hospitals, located in all 50 states, the District of Columbia, Canada, South Africa and the Philippines. The Company expects to maintain a high percentage of hospital customers for the foreseeable future, but also expects its customer mix to begin to shift toward other providers, including IDNs, as well as payors and employers. The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of health care organizations. Changes in current health care financing and reimbursement systems could result in the need for unplanned product enhancements, in delays or cancellations of product orders or shipments or in the revocation of endorsement of the Company's products by hospital associations or other customers. Any of these occurrences could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, many health care providers are consolidating to create integrated health care delivery systems with greater regional market power. As a result, these emerging systems could have greater bargaining power, which may lead to price erosion of the Company's products. The failure of the Company to maintain adequate price levels would have a material adverse effect on the Company's business, financial condition and results of operations. Other market-driven reforms could also have unpredictable effects on the Company's business, financial condition and results of operations.

SALES AND MARKETING

        As of March 5, 1999, the Company employed 92 direct sales representatives and product managers, and a marketing support staff of 12 individuals. The Company markets its products and services through direct sales contacts, strategic alliances, participation in trade shows and advertisements in industry publications. In addition, senior management plays an active role in the sales process by cultivating industry contacts.

The Company supplements its marketing arrangements through endorsement agreements. The Company has endorsement agreements and/or marketing agreements for certain of its products with state and regional hospital associations, which include: New Jersey Hospital Association, Pennsylvania Hospital Association, Florida Hospital Association, Connecticut Hospital Association, Healthcare Association of New York State, Greater Cleveland Hospital Association, Hospital Council of Northern & Central California, Association of Iowa Hospitals & Health Systems, Wisconsin Health & Hospital Association, Virginia Hospital and Healthcare Association, Montana Hospital Association, Metropolitan Chicago Health Care Council, Texas Hospital Association and the Georgia Hospital Association.

        In addition, the Company has built a regional account manager organization within the national sales force responsible for particular customers rather than particular products. This approach will require additional training so that sales personnel may become more familiar with the Company's broader range of product and service offerings. There can be no assurance that the Company will be successful in its efforts to restructure its sales and marketing approach, and any failure to successfully implement such strategy could have a material adverse effect on its business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

        As of March 5, 1999, the Company employed 177 people in the areas of product design, research and development and 40 people in the areas of quality assurance and technical support. The Company's product development strategy is focused on continually enhancing existing products by increasing their functionality and ease of use. In addition, the Company is enhancing the reporting capabilities for its performance measurement clinical and financial applications, expanding its outpatient and inpatient databases and improving its comparative reporting and benchmarking capabilities with third-party databases. A significant amount of the Company's research and development resources are dedicated to integrating acquired technology into the Company's suite of products. See "-Products Under Development and Joint Development Projects."

        In fiscal years 1996, 1997, and 1998, the Company's research and development expenses totaled $5.0 million, $11.0 million, and $15.9 million, respectively, representing 6.8%, 11.1%, and 10.0%, respectively, of its total revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

        Competition in the market for the Company's products and services is intense and is expected to increase. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. The Company's competitors include other providers of health care information software and services, as well as health care consulting firms. The combined company's principal competitors include: (i) CIS Technologies, Inc., a division of National Data Corporation, Inc., and Sophisticated Software, Inc. in the market for its EDI products; (ii) MedE AMERICA in the market for its claims processing service; (iii) Healthcare Cost Consultants, Inc., a division of CIS Technologies, and Trego Systems, Inc. in the market for its contract management products; (iv) Optika Imaging Systems, Inc. and LanVision Systems, Inc. in the market for its electronic document management products; (v) Healthcare Microsystems, Inc., a division of Health Management Systems, Inc., HCIA Inc. and MediQual Systems, Inc., a division of Cardinal Health, Inc., in the market for its decision support products; (vi) HMS in the market for its business office outsourcing services; and (vii) a subsidiary of Minnesota Mining and Manufacturing, in the market for its medical records products.

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

EMPLOYEES

        As of March 5, 1999, the Company employed 2,674 people, including 437 in general administration, 217 in product design, research and development quality assurance and technical support, 104 in sales and marketing and 1,916 in operations. None of the Company's employees is represented by a union or other collective bargaining group. The Company believes its relationship with its employees to be satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY

        The executive officers of the Company, and their ages as of March 5, 1999, are as follows:

NAME                  AGE      POSITION
----                  ---      --------
James D. Durham        52      Chairman of the Board and Chief Executive Officer
John V. Cracchiolo     42      Executive Vice President, President and Chief Operating Officer
Patrick Ahearn         45      President, Business Office Division
Andrew J. Hurd         35      President, Health Information Management Division
Keith M. Roberts       34      Executive Vice President, Chief Financial Officer, General
                               Counsel and Assistant Secretary
Bernie J. Murphy       33      Vice President, Finance and Chief Accounting Officer

BACKGROUND

        James D. Durham serves as QuadraMed's Chairman of the Board and Chief Executive Officer. Mr. Durham founded the Company in September 1993. From November 1992 to December 1993, Mr. Durham served as the Chief Executive Officer of Trim Healthcare Systems, Inc., a reimbursement consulting services company. From April 1992 to April 1993, Mr. Durham served as Chief Executive Officer of Care Partners, Inc., an accounts receivable processing and funding company co-founded by Mr. Durham. From February 1986 until its acquisition by Ameritech in February 1992, Mr. Durham served as President and Chief Executive Officer of Knowledge Data Systems, Inc., a health care information systems company. Mr. Durham holds a B.S. with honors in Industrial Engineering from the University of Florida and an M.B.A. with an emphasis in Finance from the University of California, Los Angeles and is a Certified Public Accountant.

        John V. Cracchiolo serves as QuadraMed President and Chief Operating Officer. Mr. Cracchiolo joined the Company in May 1995 as its Executive Vice President, Chief Financial Officer and Secretary. In March 1998, Mr. Cracchiolo became the Company's President and Chief Operating Officer. Prior to joining the Company, Mr. Cracchiolo worked for PSICOR, Inc., a health care services company, serving as its Chief Financial Officer from February 1993 to May 1995, and its corporate Controller from May 1989 to February 1993. Previously, Mr. Cracchiolo worked in various management positions for software, hardware, defense contractor and personnel and professional services organizations within the health care and other industries. Mr. Cracchiolo holds a B.S. in Business Administration from California State University, Long Beach and is a Certified Public Accountant.

        Andrew D. Hurd serves as President of QuadraMed's Health Information Management Division. Mr. Hurd joined the Company in January 1998 as Executive Vice President, Business Development. From November 1995 to January 1998, Mr. Hurd was Vice President, Health Care Financial Services at National Data Corporation, an EDI company. From 1988 to November 1995, Mr. Hurd was the Vice President and General Manager of Amsco International, a medical supply company. Mr. Hurd holds a B.A in Marketing and a B.S in Business Administration from Northern Arizona University.

        Patrick Ahearn, President of QuadraMed's Business Management Division, joined the Company in 1998. Before joining QuadraMed, Mr. Ahearn was Chief Financial and Chief Information Officer at the Medical Center at Princeton, New Jersey, a non-profit teaching integrated delivery network. In addition to his financial and information system responsibilities, he was involved in the development of the Medical Center's Physician Hospital Organization (PHO), Medical Services Organization (MSO), its real estate company and its for-profit ventures. Prior to his experience at Princeton, Mr. Ahearn worked in New York City for a CPA firm, Pannell Kerr Forster. His experience was almost exclusively in the healthcare arena and included both the audit and consulting aspects of the practice. Mr. Ahearn received a Bachelors of Business Administration from Iona College, New York.

        Keith M. Roberts serves as QuadraMed's Executive Vice President, General Counsel, Assistant Secretary and Chief Financial Officer. Mr. Roberts joined the Company in March 1997 as Vice President and General Counsel and became Executive Vice President, General Counsel and Assistant Secretary in February 1998. In July 1998, Mr. Roberts also became the Company's Chief Financial Officer. From May 1995 to March 1997, Mr. Roberts was an associate of Brobeck, Phleger & Harrison LLP, a private law firm. From September 1992 to May 1995, Mr. Roberts was an associate of Hale & Dorr, a private law firm. Mr. Roberts holds a J.D. from Stanford Law School and a B.A. in economics and philosophy from the University of Rochester.

        Bernie J. Murphy serves as QuadraMed's Vice President, Finance and Chief Accounting Officer. Mr. Murphy joined the Company in June 1996 as Corporate Controller. In February 1998, Mr. Murphy became the Company's Vice President, Finance and Chief Accounting Officer. From July 1988 to June 1996, Mr. Murphy worked at Arthur Andersen LLP, where he served as a manager in the audit practice for the last three years of employment with that firm. Mr. Murphy holds a B.S. in Business Administration from the University of San Francisco and is a Certified Public Accountant.

ITEM 2. PROPERTIES.

        The Company's executive and corporate offices are located in Richmond California, in approximately 22,000 square feet of leased office space under a lease that expires in June 2003. The Company also maintains several regional offices throughout the United States.

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

NONE

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

                                                                              High         Low
                                                                              ----         ---
Year Ended December 31, 1996
         Fourth Quarter (October 10, 1996 through December 31, 1996)      $  13 1/2       8 9/16

Year Ended December 31, 1997
         First Quarter                                                       12 1/4       9 5/8
         Second Quarter                                                      10 5/8       6 3/4
         Third Quarter                                                       20           6 3/4
         Fourth Quarter                                                      27 1/2      17

Year Ended December 31, 1998
         First Quarter                                                       35 1/4      18 15/16
         Second Quarter                                                      33 1/2      22 7/8
         Third Quarter                                                       31 3/4      19 5/8
         Fourth Quarter                                                      27          15 1/16

Year Ended December 31, 1999
         First Quarter (through March 5, 1999)                               29          11 7/16

        As of March 5, 1999, there were approximately 229 holders of record of the Company's Common Stock. The Company believes that the number of beneficial holders of Company Common Stock substantially exceeds this number.

DIVIDEND POLICY

        The Company has never declared or paid any cash dividends on the Common Stock. The Company currently intends to retain all future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA AND SUPPLEMENTARY DATA.

        The following selected financial data of the Company for the fiscal years ended December 31, 1994, 1995, 1996, 1997 and 1998, are derived from, and are qualified by reference to, the audited financial statements and should be read in conjunction with the consolidated financial statements and the notes thereto.

                                                                           YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------------
                                                                                     1996             1997             1998
                                                    1994            1995          Restated(1)      Restated(1)      Restated(1)
                                                  -------         --------         --------         --------         ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Revenues .................................      $ 6,102         $ 46,221         $ 74,269         $ 99,625         $ 159,394
  Loss from operations .....................       (4,780)         (19,366)            (836)         (33,167)          (13,967)
  Net loss .................................       (4,865)         (23,577)          (4,324)         (33,938)          (18,610)
  Basic and diluted net loss per share(2)..       $ (2.26)        $  (3.29)        $  (0.51)        $  (2.56)        $   (0.98)
                                                  ========        =========        =========        =========        ==========


                                                                    AS OF DECEMBER 31,
                                        --------------------------------------------------------------------------
                                                         1995              1996            1997
                                          1994        Restated(1)       Restated(1)     Restated(1)         1998
                                        -------       -----------       -----------     -----------       --------
                                                                      (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Working capital (deficit) ......      $(1,494)        $ (3,071)        $  9,382         $ 16,678        $ 93,006
  Total assets ...................        2,801           27,212           50,369          105,288         240,886
  Stockholders' equity (deficit)..       (1,457)          (9,565)          (1,794)          33,729          71,845

----------

(1) Restated to reflect business combinations accounted for as pooling of interests. See Note 12 of Notes to Consolidated Financial Statements.


(2) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income per share. In February 1997, the Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which requires disclosure of basic earnings per share and diluted earnings per share and is effective for periods ending subsequent to December 15, 1997.

ITEM 7.  OTHER INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        QuadraMed develops, markets and sells software products and services designed to enable health care providers and payors to increase operational efficiency, improve cash flow, measure the cost of care and effectively administer managed care contracts. In addition, QuadraMed provides business office outsourcing, compliance and consulting services. QuadraMed and its subsidiaries have approximately 3,800 healthcare customers. In addition, QuadraMed has received endorsements from approximately 15 state and regional hospital associations.

        The Company has expanded significantly since its inception in 1993, primarily through the acquisition of other businesses, products and services. Accordingly, the Company's consolidated financial statements have been restated to include historical results of entities acquired on a pooling of interests basis. The addition of historical results of acquired entities should be considered when reading the period to period comparisons for fiscal years 1996, 1997 and 1998. Additionally, reference is made to the consolidated financials statements and notes thereto for the effect of such acquisitions.

        Since December 1995, the Company has completed the following significant acquisitions:

                                         DESCRIPTION OF
COMPANY ACQUIRED                         COMPANY ACQUIRED                       POOLING/PURCHASE        DATE ACQUIRED
----------------                         ----------------                       ----------------        -------------
Healthcare Design Systems                Health care financial management       Purchase                December 1995
                                         and decision support software

Medicus Systems Corporation              Health care financial management       Purchase                November 1997*
                                         and decision support software

Rothenberg Health Systems, Inc.          Capitation management software         Pooling                 December 1997
and Healthcare Research Affiliates,      and H.E.D.I.S. reporting
Inc. (collectively, "Rothenberg")

Cabot Marsh Corporation                  Health care compliance and             Purchase                February 1998
                                         consulting company

Pyramid Health Group, Inc.               Cash flow management services          Pooling                 June 1998
("Pyramid")                              company

Integrated Medical Networks, Inc.        Health care financial management       Pooling                 September 1998
("IMN")

The Compucare Company                    Enterprise wide software               Pooling                 March 1999

------------

* QuadraMed acquired 56.7% of the outstanding capital stock of Medicus Systems Corporation on November 9, 1997. The remaining 43.3% shares of capital stock were purchased by the Company in May 1998.

        In September 1998, the Company acquired all the outstanding capital stock of Integrated Medical Networks, Inc.("IMN") in exchange for 1,550,000 shares of common stock. The acquisition was accounted for as a pooling of interests. In accordance with pooling accounting rules, the Company's consolidated financial statements have been restated to include the historical operating results of IMN for the 1997 and 1996 fiscal years.

        In June 1998, the Company acquired all the outstanding capital stock of Pyramid Health Group, Inc. ("Pyramid") in exchange for 2,740,000 shares of common stock, of which 274,000 shares of common stock have been placed into escrow for a period of one year under the terms and conditions of the acquisition agreement. The acquisition was accounted for as a pooling of interests. In accordance with pooling accounting rules, the Company's consolidated financial statements have been restated to include the historical operating results of Pyramid for the 1997 and 1996 fiscal years.

        In March 1998, the Company acquired Velox Systems Corporation ("Velox") for an aggregate purchase price of 40,562 shares of the Company's common stock, the market value of which was approximately $1,500,000 and approximately $3,100,000 in cash. In connection with this acquisition, which was accounted for as a purchase, the Company allocated the purchase price based upon the estimated fair value of the assets and liabilities assumed. The valuation was based on accepted appraisal methodologies used at the time of the allocation. Since that time, the SEC has provided new guidance with respect to the valuation of intangible assets in purchase business combinations, including in-process R&D ("IPR&D"). In response to this new guidance, the Company elected to retroactively adjust the amount of intangibles assigned to IPR&D from the previously reported $4,800,000 to $1,500,000 in the quarter ended March 31, 1998.

        In February 1998, the Company acquired Cabot Marsh Corporation ("Cabot Marsh") for an aggregate purchase price of 382,767 shares of the Company's common stock, the market value of which was approximately $8,400,000 and approximately $2,800,000 in cash. In connection with this acquisition, which was accounted for as a purchase, the Company allocated the purchase price based upon the estimated fair value of the assets and liabilities assumed. The valuation was based on accepted appraisal methodologies used at the time of the allocation. Since that time, the SEC has provided new guidance with respect to the valuation of intangible assets in purchase business combinations, including IPR&D. In response to this new guidance, the Company elected to retroactively adjust the amount of intangibles assigned IPR&D from the previously reported $6,200,000 to $4,200,000 in the quarter ended March 31, 1998.

        The Company acquired Rothenberg in December 1997. In exchange for all the outstanding capital stock of Rothenberg, the Company issued 1,588,701 shares of common stock. The acquisition was accounted for on a pooling of interests basis. In accordance with pooling accounting rules, the Company's consolidated financial statements have been restated to include the historical operating results of Rothenberg for the 1996 fiscal year.

        In November 1997, the Company acquired 56.7% of Medicus Systems Corporation ("Medicus"). The Company's purchase price for the 56.7 percent interest in Medicus which it acquired was approximately $26.3 million, which was comprised of a cash payment of $21.7 million, the issuance of a note payable for approximately $1.6 million to one selling stockholder, the value of warrants issued to the selling stockholders of $700,000, and transaction costs of $2.3 million. In connection with the acquisition, which was accounted for as a purchase, the Company allocated the purchase price based upon the estimated fair value of the Company's proportionate share of the assets acquired and liabilities assumed. Intangible assets acquired aggregated to $30.2 million, of which $1.7 million, $6.7 million and $21.8 million were assigned to acquired software, acquired intangible assets, and acquired research and development in-process, respectively. Because there was no assurance that the Company would be able to successfully complete the development and integration of the acquired research and development in-process or that it had alternative future use at the acquisition date, the acquired research and development in-process was charged to expense by the Company in the year ended December 31, 1997. The Company's proportionate share of net tangible liabilities assumed in the acquisition totaled approximately $12.8 million. In May 1998, the Company completed its acquisition of Medicus by purchasing the remaining 43.3% interest in Medicus. The Company allocated the remaining 43.3% purchase price based on the estimated fair value of the assets and liabilities assumed. The valuation was based on accepted appraisal methodologies used at the time of the allocation. Since that time, the SEC provided new guidance with respect to the valuation of intangible assets in purchase business combinations, including IPR&D. In response to this guidance, the Company elected to retroactively adjust the amount of intangibles assigned to acquired in-process research and development from the previously reported $17,146,000 to $4,763,000 in the quarter ended June 30, 1998. The remaining intangible balance will be amortized over a 7 year average period.

        During 1998, the Company recorded $4,202,000 of non-recurring charges. These charges primarily related to costs associated with closing of a duplicative operating facility within the Company's business office outsourcing operations. Such costs included future rents and lease obligations the Company is contractually obligated to fulfill as well as severance packages for employees working out of that office.

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

        As of March 5, 1999, QuadraMed and its subsidiaries had approximately 3,800 customers, approximately 80% of which were hospitals, located in all 50 states, the District of Columbia, Canada, Puerto Rico, South Africa and the Philippines. The Company expects to maintain a high percentage of hospital customers, but also expects its customer mix to transition to a higher percentage of other providers, including integrated delivery health care systems ("IDSs"), as well as physicians, payors and employers. No single customer accounted for more than 10% of the Company's revenues in 1996, 1997 and 1998.

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

        The Company's product offering includes a variety of products which can be licensed individually or as a suite of interrelated products. Products are licensed either under term arrangements (which range from one year to three years and typically include monthly or annual payments over the term of the arrangement) or on a perpetual basis. Revenues from term licenses are recognized monthly or annually over the term of the license arrangement, beginning at the date of installation. Revenues from perpetual licenses are recognized upon shipment of the software if there is persuasive evidence of an agreement, collection of the resulting receivable is probable and the fee is fixed and determinable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Revenues from certain products are recognized on a percentage of completion basis of accounting as determined by the achievement of certain performance milestones during the product installation process.

        Certain services are also provided to certain of the Company's licensees of software products. These services consist primarily of consulting and post-contract customer support. Consulting services generally consist of installation of software at customer sites and revenue is recognized upon completion of installation. Unbilled receivables consist of work performed or software delivered which has not been billed under the terms of the contractual arrangement with the customer. Post-contract customer support is recognized ratably over the term of the support period. Deferred revenue primarily consists of revenue deferred under annual maintenance and annual license agreements on which amounts have been received from customers and for which the earnings process has not been completed.

        The Company provides business office and health information management outsourcing, cash flow management, compliance and consulting services to hospitals under contract service arrangements. Outsourcing revenues typically consist of fixed monthly fees plus, in the case of business office outsourcing, incentive-based payments that are based on a percentage of dollars recovered for the provider for which the service is being performed. The monthly fees are recognized as revenue on a monthly basis at the end of each month. Incentive fees are recognized as the conditions upon which such fees are based are realized based on collection of accounts from payors. Cash flow management services typically consist of fixed fee services and additional incentive payments based on a certain percentage of revenue returns realized or estimated to be realized by the customer as a result of the services provided by the Company. The fixed fee portion is recognized as revenue upon the completion of the project with the customer. Compliance and consulting revenues are recognized as the services are provided. The Company has experienced operating margins at differing levels related to licenses and services. The service business has historically realized fluctuating margins that were significantly lower than margins associated with licenses.

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

                                                  YEAR ENDED DECEMBER 31,
                                          -----------------------------------
                                           1996           1997          1998
                                          -----          -----          -----
Revenues:
     Licenses ....................         46.7%          44.5%          46.8%
     Services ....................         53.3           55.5           53.2
     Total revenues ..............        100.0          100.0          100.0
Operating expenses:
     Cost of licenses ............         19.5           18.5           18.2
     Cost of services ............         34.0           35.8           33.9
     General and administration...         29.0           26.4           15.5
     Sales and marketing .........         10.2           10.0            8.9
     Research and development.....          6.8           11.1           10.0
     Amortization of intangibles..          1.6            1.7            4.1
     Acquisition costs ...........         --              3.1            6.4
     Non-recurring charges .......         --              4.7            2.7
     Write-off of acquired in-
       process research and
       development ...............         --             21.9            9.1
                                          -----          -----          -----
       Total operating expenses           101.1          133.2          108.8
                                          -----          -----          -----
Loss from operations .............         (1.1)         (33.2)          (8.8)
Interest income (expense), net ...         (3.7)          (0.5)          (0.3)
Other income (expense), net ......          0.5            0.6           --
                                          -----          -----          -----
Net loss before provision
  for income taxes ...............         (4.3)         (33.1)          (9.1)
Provision for income taxes .......          0.2            1.1            2.6
Income (loss) from discontinued
  operations .....................         (1.4)           0.1           --
                                          -----          -----          -----
Net loss .........................         (5.9)%        (34.1)%        (11.7)%
                                          =====          =====          =====


Years Ended December 31, 1998 and 1997

RESTATEMENT OF QUARTERLY FINANCIAL DATA

        Subsequent to the Securities and Exchange Commission's letter to the Association of Independent Certified Public Accountants dated September 9, 1998, regarding its views on in-process research and development ("IPR&D") the Company re-evaluated its IPR&D charges on its 1998 acquisitions. The amounts allocated to IPR&D and intangible assets in the first and second quarters of 1998 were based on accepted appraisal methodologies used at the time of the allocations. Since that time, the SEC provided new guidance with respect to the valuation of intangible assets in purchase business combinations, including IPR&D. In response to this new guidance, the Company elected to retroactively adjust the amount of intangibles assigned to IPR&D related to these acquisitions. The Company reduced its estimate of the amount allocated to IPR&D for its 1998 acquisitions by $18.2 million from the $32.7 million previously reported in the first, second, and third quarters of 1998 to $14.5 million. Amortization of intangibles increased $952,000 for the nine months ended September 30, 1998, related to the amended amounts for the IPR&D.

        Company management believes that the amended IPR&D charge of $14.5 million is valued consistently with the SEC staff's current views regarding valuation methodologies. There can be no assurance, however, that the SEC will not take issue with any of the assumptions used in the Company's allocations and require the Company to further revise the amount allocated to IPR&D. The Company amended its quarterly earnings on Form 10-Q for the first, second, and third quarters of 1998. The following table depicts the adjustments made to the values ascribed to IPR&D during the year ended December 31, 1998 (in thousands):

ACQUISITION              AS REPORTED        AS RESTATED
Velox                    $ 4,800             $ 1,500
Cabot Marsh                6,200               4,200
Medicus (43.3%)           17,146               4,763
Other acquisitions         4,585               4,031
                         -------             -------
Total                    $32,731             $14,494
                         =======             =======

        The effect of these adjustments on the previously reported condensed consolidated quarterly financial statements is present in the "QUARTERLY RESULTS OF OPERATIONS/SUPPLEMENTARY FINANCIAL INFORMATION" included in the consolidated financial statements.

Revenues

        Licenses. License revenues increased 68.2% to $74.7 million in 1998 from $44.4 million in 1997. Software license revenues include license, installation, consulting and post-contract customer support fees, third-party hardware sales and other revenues related to licensing of the Company's software products. The increase in license revenues was primarily due to revenues associated with the acquisition of Medicus and to a lesser extent, revenues from new customers for the Company's coding and capitation software products.

        Services. Service revenues increased 53.4% to 84.7 million in 1998 from $55.3 million in 1997. The increase in service revenues was primarily due to new customers associated with the Company's health information management outsourcing business, and to a lesser extent, customers associated with the acquisition of Cabot Marsh during the first quarter of 1998.

        The substantial increases in revenues for 1998 and 1997 reflect the completion of numerous acquisitions, several of which were significant. The Company currently expects to complete fewer acquisitions in 1999. As a result the Company does not expect revenues to increase at historical rates in the future.

Cost of Revenues

        Cost of licenses. Cost of licenses increased 56.9% to $29.0 million in 1998 from $18.5 million in 1997. Cost of licenses consists primarily of salaries, benefits and allocated costs related to software installations, hardware costs, customer support and royalties to third parties. As a percentage of license revenues, cost of licenses decreased to 38.8% in 1998 from 41.6% in 1997. Cost of licenses increased primarily due to additional personnel hired to support software installations and customer support for new customers during 1998. As a percentage of license revenues, cost of revenues decreased primarily due to an increased revenue base during 1998.

        Cost of services. Cost of services increased 51.7% to $54.1 million in 1998 from $35.6 million in 1997. Cost of services includes expenses associated with services performed primarily in connection with health information management outsourcing, compliance and consulting services. As a percentage of service revenues, cost of services decreased to 63.8% in 1998 from 64.5% in 1997. Cost of services increased primarily due to additional personnel costs associated with the Company's health information management outsourcing business and to a lesser extent, additional operating costs as a result of its acquisition of Cabot Marsh during the first quarter of 1998.

Operating Expenses

General and Administration. General and administration expenses decreased 5.8% to $24.7 million in 1998 from $26.3 million in 1997, and decreased as a percentage of total revenues to 15.5% in 1998 from 26.4% in 1997. The decrease in general and administration expense and as a percentage of total revenues was primarily due to a larger revenue base, the reduction of certain overhead costs associated with prior acquisitions and to a lesser extent, legal and other costs the Company incurred in 1997 to settle certain litigation initiated in prior years.

Sales and Marketing. Sales and marketing expenses increased 41.7% to $14.2 million in 1998 from $10.0 million in 1997, and decreased as a percentage of total revenues to 8.9% in 1998 from 10.0% in 1997. Sales and marketing expenses increased primarily from the hiring of additional sales personnel during 1998 and increased advertising costs, including sponsoring and participating in more trade shows during 1998. As a percentage of total revenues, sales and marketing expenses decreased primarily due to a larger revenue base in 1998.

        Research and Development. Research and development expenses increased 44.3% to $15.9 million in 1998 from $11.0 million in 1997, and decreased as a percentage of total revenues to 10.0% in 1998 from 11.1% in 1997. The increase in research and development expenses was due to the hiring of additional programmers from acquired companies and the ongoing development of product enhancements and new products. As a percentage of total revenues, research and development expenses decreased primarily due to a larger revenue base. The Company capitalized $745,000, $673,000 and $2.7 million of software development costs in fiscal 1998, 1997 and 1996, respectively, which represented 12.9%, 5.8% and 14.5% of total research and development expenditures in fiscal 1998, 1997 and 1996. Amortization of capitalized software development costs totaled $350,000, $134,000 and $32,000 in fiscal 1998, 1997 and 1996, respectively. The
Company believes that research and development expenditures are essential to maintaining its competitive position. As a result, the Company intends to continue to make investments in the development of new products and in the further integration of acquired technologies into the Company's suite of products. The Company believes that these expenses will increase in the future, both in absolute terms and as a percentage of total revenues.

        Amortization of Intangibles. Amortization of intangibles increased to $6.5 million in 1998 from $1.7 million in 1997. The increase in amortization of intangibles is due primarily to the acquisition of 56.7% of Medicus in November 1997, the purchase of the remaining 43.3% of Medicus in May 1998, and the acquisitions of Cabot Marsh and Velox during the first quarter of 1998. As a result of the Company's adjustment of the amount of intangibles assigned to acquired in-process research and development in 1998, the Company expects that amortization of intangibles will increase significantly in future periods.

        Acquisition Costs. The Company incurred $10.3 million of acquisition costs associated with the acquisitions of Pyramid, Codemaster and Integrated Medical Networks during 1998. Acquisition costs related to financial advisors hired by the Company and the acquired companies, legal and accounting fees. During the fourth quarter ended December 31, 1997, the Company completed two acquisitions which were accounted for on a pooling of interests basis. In connection with these acquisitions, the Company incurred $3.1 million in acquisition and related costs.

        Non-recurring Charges. The Company recorded $4.2 million of non-recurring charges in 1998. These charges primarily related to costs associated with closing of a duplicative operating facility within the Company's business office outsourcing operations. Such costs included future rents and lease obligations the Company is contractually obligated to fulfill as well as severance packages for employees working out of that office. Such employees were paid severance packages in which they were paid through November 1998. Non-recurring charges in during 1997 were associated with start-up costs incurred for the claims processing arrangement entered into with EDI-USA, Inc. No such charges were incurred in 1998 as this arrangement was terminated in December 1997. As a result of initiatives undertaken by the Company to integrate acquired businesses and consolidate duplicate operations, the Company anticipates recording significant non-recurring charges during 1999.

        Acquired Research and Development. In connection with the acquisitions of Velox, Cabot Marsh, the remaining 43.3% interest in Medicus, and several other acquisitions, the Company allocated $14.5 million to in-process research and development ("IPR&D") for the year ended December 31, 1998. This amount was expensed as a non-recurring charge because the IPR&D projects identified has not yet reached technological feasibility and has no alternative future use. The following table depicts the allocations to IPR&D for the year ended December 31, 1998 (in thousands):

Velox                   $ 1,500
Cabot Marsh               4,200
Medicus (43.3%)           4,763
Other acquisitions        4,031
                        -------
Total                   $14,494
                        =======

        The amounts allocated to IPR&D during the year ended December 31, 1998, were evaluated based on the SEC's current views regarding valuation methodologies. The allocation to IPR&D was determined by estimating the costs to develop the purchased technology into commercially viable products, estimating the resulting net cash flows from each project, excluding the cash flows related to the portion of each project that was incomplete at the acquisition date and discounting the resulting net cash flows to their present value. Each of the project forecasts was based upon future discounted cash flows, taking into account the stage of development of each in-process project, the cost to develop that project, and the associated risks. In each case, the selection of the applicable discount rate was based on consideration of the Company's weighted average cost of capital, as well as other factors including the useful life of each technology, profitability levels of each technology, the uncertainty of technology advances that were known at the time, and the stage of completion of each technology.

        If the projects are not successfully developed, the sales and profitability of the Company may be adversely affected in future periods. Additionally, the value of other intangible assets may be impaired. Following is a description of the significant allocations to IPR&D for the year ended December 31, 1998.

        VELOX. At the acquisition date, Velox was conducting development, engineering and testing activities associated with the next generation of SMARTLINK, a product which focuses on accounts receivable analysis and reporting in hospitals, large physician practices, and other entities. Upon completion, SMARTLINK was planned to have significant scalability, a multilayer architecture, and the ability to address Windows NT 5.0 and the next generation of Microsoft SQL Server. At the acquisition date, Velox was approximately 35% complete with the research and development related to SMARTLINK. The Company anticipated that SMARTLINK product development would be completed in phases beginning in the last half of 1998, after which the Company expected to begin generating economic benefits from the value of the completed IPR&D.

        Revenues attributable to SMARTLINK were estimated to be $1.3 million in 1998 and $5.0 million in 1999. IPR&D revenue, as a percentage of total projected company revenue, was expected to peak in 1999 and decline thereafter as new product technologies were expected to be introduced by the Company. Operating expenses (expressed as a percentage of revenue) average 79% over the projection period. The costs to complete the IPR&D were expected to be $293,000 in 1998 and $239,000 in 1999. A risk-adjusted discount rate of 20% was utilized to discount projected cash flows.

        CABOT MARSH. At the acquisition date, Cabot Marsh was conducting development, engineering, and testing activities associated primarily with the next generation of RAMS, a compliance product related to inpatient and outpatient coding. At the acquisition date, Cabot Marsh was approximately 80% complete with the development of the IPR&D. The Company anticipated that the project would be completed in phases beginning in the second half of 1998, after which the Company expected to begin generating economic benefits from the value of the completed IPR&D.

        Revenues attributable to the next generation of RAMS were estimated to be $807,000 in 1998 and $11.3 million in 1999. IPR&D revenue, as a percentage of total projected company revenue, was expected to peak in 1999 and decline thereafter as new product technologies were expected to be introduced by the Company. Operating expenses (expressed as a percentage of revenue) average 57% over the projection period. The costs to complete the IPR&D efforts were expected to be $140,000 in 1998 and $427,000 in 1999. A risk-adjusted discount rate of 19% was utilized to discount projected cash flows.

        MEDICUS. At the acquisition date, Medicus was conducting development, engineering, and testing activities associated with the next generations of the Company's Clinical Data Systems ("CDS") and Patient Focused Systems ("PFS") product lines. At the acquisition date, Medicus was approximately 30% and 60% complete with CDS and PFS, respectively. The Company anticipated that CDS and PFS would be completed in 1999. After these release dates, the Company expected to begin generating economic benefits from the value of the completed IPR&D.

        Revenues attributable to CDS were estimated to be $6.0 million in 1999 and $18.0 million in 2000. IPR&D revenue, as a percentage of total projected product revenue, was expected to peak in 2000 and decline thereafter as new product technologies were expected to be introduced by the Company. Revenues attributable to PFS were estimated to be $7.2 million in 2000 and $9.8 million in 2001. IPR&D revenue, as a percentage of total projected product revenue, was expected to peak in 2000 and decline thereafter as new technologies were expected to be introduced by the Company. For both projects, operating expenses (expressed as a percentage of revenue) average 61% over the projection period. The costs to complete the CDS IPR&D efforts were expected to be $14,000 in 1998 and $1.2 million in 1999. The costs to complete the PFS IPR&D efforts were expected to be $6,000 in 1998 and $309,000 in 1999. For each of the projects, a risk-adjusted discount rate of 18% was utilized to discount projected cash flows.

        In connection with the acquisition of 56.7% of the outstanding stock of Medicus in November, 1997, the Company allocated $21.9 million related to IPR&D. This amount was expensed as a non-recurring charge because the IPR&D projects identified had not yet reached technological feasibility and had no alternative future use. The amounts allocated to IPR&D for the year ended December 31, 1997, were evaluated based on current industry practices.

        Provision for Income Taxes. Provision for income taxes increased to $4.2 million in 1998 from $1.1 million in 1997. The provision for income taxes is primarily due to state and alternative minimum tax liabilities on certain of the Company's legal entities. In addition, amounts allocated to acquired in-process research and development are not deductible for tax purposes. For financial reporting purposes, a 100% valuation allowance of $14.1 million and $16.3 million has been recorded against the Company's deferred tax assets consisting primarily of the benefits associated with the Company's net operating loss carryforwards in 1998 and 1997, as management is unable to conclude that it is more likely than not that these assets will be realizable.


Years Ended December 31, 1997 and 1996

Revenues

        Licenses. License revenues increased 28.0% to $44.4 million in 1997 from $34.7 million in 1996. The increase was due to license revenues from new customers and an increase in perpetual license agreements entered into during the latter half of 1997.

        Services. Service revenues increased 39.5% to $55.3 million in 1997 from $39.6 million in 1996. The increase in service revenues was primarily due to new customers associated with the health information management outsourcing business and to a lessor extent, new customers acquired in the Synergy acquisition in April 1997 and Healthcare Revenue Management, Inc. in September 1997.

Cost of Revenues

        Cost of Licenses. Cost of license revenues increased 27.5% to $18.5 million in 1997 from $14.5 million in 1996. As a percentage of license revenues, cost of licenses decreased slightly to 41.6% in 1997 from 41.8% in 1996. The increase in cost of licenses was principally due to additional personnel hired during 1997 to support software installations and, to a lesser extent, increases in third-party hardware sales.

        Cost of Services. Cost of service revenues increased 41.1% to $35.6 million in 1997 from $25.3 million in 1996. As a percentage of service revenues, cost of services increased to 64.5% in 1997 from 63.8% in 1996. The increase in cost of services was principally due to additional operating costs associated with the Company's health information management outsourcing business and to a lessor extent, operating costs from the acquisitions of Synergy and Healthcare Revenue Management, Inc., acquired in April 1997 and September 1997, respectively.

Operating Expenses

        General and Administration. General and administration expenses increased 21.8% to $26.3 million in 1997 from $21.6 million in 1996, and decreased as a percentage of total revenues to 26.4% in 1997 from 29.0% in 1996. The increase in general and administration expenses reflects costs associated with the Company's health information management outsourcing business, the hiring of additional senior officers in 1997 and an increase in the number of offices throughout the United States. The Company also incurred significant legal and other costs during 1997 to settle certain litigation initiated in prior years. As a percentage of total revenues, general and administration costs decreased primarily due to a larger revenue base in 1997.

        Sales and Marketing. Sales and marketing expenses increased 32.0% to $10.0 million in 1997 from $7.6 million in 1996, and decreased as a percentage of total revenues to 10.0% in 1997 from 10.2% in 1996. The increase in sales and marketing expenses resulted principally from the addition of sales and marketing personnel and increased advertising efforts associated with advertising in publications, creating product brochures and participating in industry conferences during 1997.

        Research and Development. Research and development expenses increased 119.3% to $11.0 million in 1997 from $5.0 million in 1996, and increased as a percentage of total revenues to 11.1% in 1997 from 6.8% in 1996. The increase in research and development expenses is principally due to the hiring of additional personnel for various software development projects.

        Amortization of Intangibles. Amortization of intangibles increased to $1.7 million in 1997 from $1.2 million in 1996. The increase in the amortization of intangibles is due to the acquisitions of Synergy in April 1997, Healthcare Revenue Management, Inc. in September 1997 and 56.7% of Medicus in November 1997.

        Acquisition Costs. During the fourth quarter ended December 31, 1997, the Company completed two acquisitions which were accounted for on a pooling of interests basis. In connection with these acquisitions, the Company incurred $3.1 million in acquisition and related costs.

        Non-Recurring Charges. The Company recorded non-recurring charges of $4.7 million in 1997. These non-recurring charges were comprised of $2.5 million related to the termination of the claims processing arrangement with EDI USA, Inc. and other charges associated with the write down of certain assets which were determined to have no future realizable value.

        Acquired In-Process Research and Development. In connection with the acquisition of 56.7% of the outstanding stock of Medicus in November 1997, the Company recorded a $21.9 million write-off related to acquired in-process research and development that had not achieved technological feasibility and had no alternative future use.

        Interest Income (Expense). Interest expense decreased to $473,000 in 1997 compared to $2.7 million in 1996. The decrease in interest expense was primarily due to various notes payable assumed from acquired companies, which was offset by interest earned on higher cash balances, resulting from the Company's initial public offering of common stock in October 1996 and follow-on common stock offering in October 1997. The Company's public equity offerings raised net proceeds of approximately $26.4 million and $57.3 million, respectively. Interest expense in 1996 was principally the result of debt the Company incurred in connection with the acquisition of Healthcare Design Systems, Inc. and for working capital purposes.

        Provision for Income Taxes. The Company recorded a provision for income taxes of $1.1 million in 1997 compared $147,000 in 1996. The provision for income taxes in 1997 relates to state and alternative minimum tax liabilities of the Company. In addition, amounts allocated to acquired in-process research and development are not deductible for tax purposes. For financial reporting purposes, a 100% valuation allowance of $16.3 million and $10.0 million has been recorded against the Company's deferred tax assets consisting primarily of the benefits associated with the Company's net operating loss carryforwards in 1997 and 1996, as management is unable to conclude that it is more likely than not that these assets will be realizable.

LIQUIDITY AND CAPITAL RESOURCES

        In October 1996, the Company completed its initial public offering of common stock, which resulted in net proceeds to the Company of approximately $26.1 million. In October 1997, the Company completed a follow-on offering of common stock, which resulted in net proceeds to the Company of approximately $57.3 million. In May 1998, the Company completed an offering of $115.0 million principal amount of Convertible Subordinated Debentures, including the initial purchasers' over-allotment option. The debentures are due May 1, 2005 and bear interest, which is payable semi-annually at 5.25 percent per annum. Proceeds to the Company from the offering were $110.8 million.

        At December 31, 1998, the Company had $59.3 million of cash and cash equivalents, $64.7 million of short and long-term investments and $93.0 million in net working capital. Net cash used in operating activities was $26.7 million and $5.6 million in the years ended December 31, 1998 and 1997, respectively. Net cash provided by operating activities in 1996 was $3.1 million. Net cash used in operating activities in 1998 was principally attributable to the Company's net loss in 1998, a substantial portion of which was comprised of non-cash charges to write-off acquired in-process research and development related to the remaining acquisition of 43.3% of Medicus in May 1998 and other acquisitions and acquisition and non-recurring costs recorded during 1998. In addition, while accounts receivable increased during 1998, accounts payable and accrued liabilities decreased during 1998. The increase in accounts receivable was primarily due to the significant increase in revenues in 1998, while the decrease in accounts payable and accrued liabilities was primarily due to the payment of acquisition and severance related costs associated with acquisitions in the latter half of 1997 and the pay down of other accrued liabilities from acquired companies. Net cash provided by operating activities in fiscal year 1996 was principally attributable to an increase in depreciation and amortization expense and deferred revenue in 1996.

        Net cash used in investing activities was $85.0 million, $31.1 million and $4.6 million in the years ended December 31, 1998, 1997 and 1996, respectively. Investing activities in fiscal year 1998 primarily included the purchase of short and long-term investments, cash paid for several acquisitions and the purchase of equipment by the Company. Investing activities in fiscal year 1997 primarily included cash paid for the Medicus and Synergy acquisitions, purchases of equipment and the capitalization of computer software development costs. Investing activities in fiscal year 1996 related to additions to capital equipment and the capitalization of computer software development costs.

        Net cash provided by financing activities was $126.2 million, $60.0 million and $10.5 million in the years ended December 31, 1998, 1997 and 1996, respectively. Net cash provided by financing activities in 1998 primarily related to the offering of $115 million Convertible Subordinated Debentures, which raised net proceeds of $110.8 million in April 1998 and the exercise of common stock warrants issued to former Medicus stockholders in November 1997 and the exercise of common stock options during 1998. Net cash provided by financing activities in fiscal year 1997 included $57.3 million in proceeds from the Company's follow-on common stock offering in October 1997, which was partially offset by the repayment of notes payable in connection with the November 1997 acquisition of Medicus. Net cash provided by financing activities in fiscal year 1996 included proceeds from the issuance of convertible preferred stock and proceeds from the Company's initial public offering, which proceeds were offset by repayment of notes payable. Net cash provided by financing activities in fiscal year 1995 included borrowings related to notes payable and contributed capital to Rothenberg.

        In September 1998, the Company entered into an arrangement to guarantee a line of credit of another company for up to $12,500,000. Outstanding balances under the line of credit accrue interest at 8.5 percent and are due in October 2001. The Company has also entered into a reseller agreement with the same company. Under the terms of the reseller agreement, the

Company has a non-exclusive license to resell the company's software. This reseller agreement remains in effect for an initial term of three years, expiring in September 2001, and thereafter is subject to renewal for additional one year terms.

        The Company believes that its current cash and investments will be sufficient to fund operations at least through December 31, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Interest Rate Risk. The Company's exposure to market risk for changes in interest rates primarily relates to its investment portfolio and Subordinated Convertible Debentures. It is the Company's intent to ensure the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk. The Company invests in high-quality issuers and includes money market funds, corporate debt securities and debt securities issued by the United States government. The Company invests, by policy, in securities with maturities of two years or less. The Company does not invest in derivative financial or foreign investments. The table below presents fair values of principal amounts and weighted average interest rates for the Company's investment portfolio at December 31, 1998 (in thousands, except average interest rates):


                                                                    Weighted
                                            Aggregate           Average Interest
                                            Fair Value                Rate
                                            ----------          ----------------
Cash and cash equivalents

Corporate debt securities                      25,603                       5.79%
Debt securities issued by the U.S.
 Government                                        --                         --
Money market funds                             33,690                       5.11
                                               ------
  Total cash and cash equivalents              59,283
                                               ======
Short term investments:

Corporate debt securities                      14,040                       5.58
Debt securities issued by the U.S.
 Government                                     9,003                       5.19
                                               ------
  Total short-term investments                 23,043
                                               ======

Long-term investments:

Corporate debt securities                      19,450                       5.42
Debt securities issued by the U.S.
 Government                                    22,162                       5.54%
                                               ------
 Long-term investments                         41,612
                                               ======



Outstanding Debt. As of December 31, 1998, the Company has outstanding long-term debt of $134,184,000, consisting of Convertible Subordinated Debentures of $115,000,000 and notes payable of $19,184,000. The Company's long-term debt matures as follows:


                                                                  Weighted
Maturity                           Carrying       Fair             Average
Date                               Amount         Value         Interest Rate
--------                           --------       -------       -------------
2000                                19,184         19,184          7.875%
2005                               115,000         97,775          5.25%


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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key interior for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 as effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This Statement will not have a material impact on the financial condition or results of the operations of the Company.

        In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2, "Software Revenue Recognition" which defers for one year the application of provisions in SOP 97-2 which limit what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple element arrangement. All other provisions of SOP 97-2 remain in effect. This SOP was effective as of March 31, 1998. In 1998, the AICPA issued SOP 98-9. "Modification of SOP 97-2, "Software Revenue Recognition, With Respect to Certain Transactions," which amends paragraphs 11 and 12 of SOP 97-2 Software Revenue Recognition, to require recognition of revenue using the "residual value method" under certain conditions. Effective December 15, 1998, SOP 98-9 amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2 "Software Revenue Recognition," to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-1 through fiscal years beginning on or before March 15, 1999. All other provisions of this SOP are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not anticipate that these statements will have a material adverse impact on its statement of operations.

CERTAIN FACTORS THAT MIGHT EFFECT FUTURE OPERATING RESULTS

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

        We incurred net losses of $4.3 million, $33.9 and $18.6 million in fiscal years 1996, 1997 and 1998, respectively. As of December 31, 1998, our accumulated deficit was $115.7 million. These losses include write-offs for acquired in-process research and development of $21.9 million and $14.5 million in fiscal years 1997 and 1998. In connection with our acquisitions, we have and will incur significant non-recurring charges and we will be required to amortize significant expenses related to goodwill and other intangible assets in future periods. It is uncertain whether we will be able to achieve or sustain revenue growth or profitability on a quarterly or annual basis.

POTENTIAL VARIABILITY IN QUARTERLY OPERATING RESULTS

        Our quarterly operating results have varied significantly in the past. Our quarterly revenues and operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

-       integration of acquired businesses with our business;

-       variability in demand for our products and services;

- the introduction of product enhancements and new products by us and our competitors;

- the timing and significance of announcements concerning our present or prospective strategic alliances;

- the termination of, or a reduction in, the products and services we offer,

-       the loss of customers due to consolidation in the health care industry;

-       delays in product delivery requested by our customers;

- the length of the sales cycle for our products or the timing of our sales;

- the amount of new potential contracts at the beginning of any particular quarter;

-       budgeting cycles of our customers and changes in our customer's budgets;

- our investment in marketing, sales, research and development, and administrative personnel necessary to support our anticipated operations;

- costs incurred in connection with our marketing and sale promotional activities;

-       software defects and other quality factors in our products; and

- general economic conditions and resulting effects on the health care industry.

        We cannot accurately forecast the timing of our customer purchases due to the complex procurement decision process associated with most health care providers and payors. As a result, we typically experience sales cycles that extend over several quarters. In addition, certain products we acquired as a result of our acquisition of Integrated Medical Networks in September 1998 and The Compucare Company in March 1999 have higher average selling prices and longer sales cycles than many of our other products. This may increase the volatility of our quarterly operating results. Moreover, our operating expense levels, which will increase with the addition of acquired businesses, are relatively fixed. Accordingly, if future revenues are below our expectations, we would experience a disproportionate adverse affect on our net income and financial results. Further, it is likely that, in some future quarter, our revenues or operating results may fall below the expectations of securities analysts and investors. In such an event, the trading price of our Common Stock would likely be materially and adversely affected.

Integration Of Acquired Companies Into The Company

        Realizing benefits from acquisitions depends in significant part upon several factors and is accompanied by a number of risks, including:

- successful integration of the operations, products and personnel of the acquired company;

- possible costs, delays or other problems we may incur to successfully complete such integration;

- the potential interruption or disruption of our ongoing business and the distraction of management from other matters; and

- significant operational and administrative expense relating to such integration.

        Any difficulties encountered in the integration process could have a material adverse effect on our business, operating results and financial condition. Even if we are able to successfully integrate these businesses with our business, the acquired operations may not achieve sales, productivity and profitability commensurate with our historical or projected operating results. Failure to achieve such projected results would have a material adverse effect on our financial performance, and in turn, on the market value of the our Common Stock. There can be no assurance that we will realize any of the anticipated benefits of our acquisitions or that such acquisitions will enhance our business or financial performance.

Dependence On Acquisition Strategy

        We intend to continue to expand in part through acquisitions of products, technologies and businesses. Our ability to expand successfully through acquisition depends on many factors, including:

- the successful identification and acquisition of products, technologies or businesses;

- management's ability to effectively negotiate and consummate acquisitions and integrate and operate the new products, technologies or businesses;

- significant competition for acquisition opportunities in our industry, which may intensify due to increasing consolidation in the health care industry, thereby increasing the costs of capitalizing on acquisition opportunities;

- competition for acquisition opportunities with other companies that have significantly greater financial and management resources than us;

RISKS ASSOCIATED WITH ACQUISITIONS; NEED TO MANAGE CHANGING OPERATIONS

        Acquisitions involve a number of special risks including:

-       managing geographically dispersed operations;

-       failure of the acquired business to achieve expected results;

-       failure to retain key personnel of the acquired business;

- inability to integrate the new business into existing operations and risks associated with unanticipated events or liabilities;

- potential increases in stock compensation expense and increased compensation expense resulting from newly hired employees; and

- the assumption of unknown liabilities and potential disputes with the sellers of one or more acquired entities; and

- exposure to the risks of entering markets in which we have no direct prior experience or to risks associated with the market acceptance of acquired products and technologies.

        Management evaluated and purchased a new management and accounting system and will implement the system in 1999. Information systems expansion or replacement can be a complex, costly and time-consuming process, and there can be no assurance that our system transition and further implementation can be accomplished without disruption of our business. Any business disruption or other system transition difficulties could have a material adverse effect on our business, financial condition and results of operations.

        We may not be successful in addressing these risks and our failure to do so could have a material adverse effect on our business, results of operations and financial condition.

        Additionally, customer dissatisfaction or performance problems at a single acquired company could have an adverse effect on its sales and marketing initiatives and on our reputation. With the addition of the acquired businesses, our anticipated future operations may place a strain on our management systems and resources. We expect that we will be required to continue to improve our financial and management controls, reporting systems and procedures, and will need to expand, train and manage our workforce. There can be no assurance that we will be able to effectively manage these tasks, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

        Moreover, future acquisitions by us may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and the recognition of amortization expenses related to goodwill and other intangible assets. Our inability to successfully deal with these factors could have a material adverse effect on our business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

        We are substantially dependent upon the continued service of our executive officers, product managers and other key sales, marketing and development personnel. If we fail to retain the services of any of our executive officers or fail to hire, retain and motivate other key employees, our business will be adversely affected. Furthermore, additions of new, and departures of existing, personnel could have a disruptive effect on our business and operations.

RISKS RELATED TO HOSPITAL AND MANAGED CARE MARKETS; UNCERTAINTY IN THE HEALTHCARE INDUSTRY

        A substantial portion of our revenues have been and are expected to be derived from the sale of software products and services to hospitals. Consolidation in the health care industry, particularly in the hospital and managed care markets, could cause a decrease in the number of existing or potential purchasers of our products and services, which could adversely affect our business. In addition, the decision to purchase our products often involves the approval of several members of management of a hospital or health care provider. Consequently, it is difficult for us to predict the timing or outcome of the buying decisions of our customers or potential customers.

        The health care industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care organizations. We believe that the commercial value and appeal of our products may be adversely affected if the current health care financing and reimbursement system were to reverse its current evolution to a managed care model back to a fee-for-service model. In addition, many of our customers are providing services under capitated service agreements, and a reduction in the use of capitation arrangements as a result of regulatory or market changes could have a material adverse effect on our business, financial condition and operating results. During the past several years, the health care industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Certain proposals to reform the health care system have been and are being considered by Congress. These proposals, if enacted, could change the operating environment of our clients in ways that cannot be predicted. Health care organizations may react to these proposals by curtailing or deferring investments, including those for our products and services.

        Changes in current health care financing and reimbursement systems could result in the need for unplanned product enhancements, in delays or cancellations of product orders or shipments or in the revocation of endorsement of our products by hospital associations or other customers. Any of these occurrences could have a material adverse effect on our business. In addition, many health care providers are consolidating to create integrated health care delivery systems with greater regional market power. As a result, these emerging systems could have greater bargaining power, which may lead to price erosion of our products. If we fail to maintain adequate price levels, our business, financial condition and results of operations would be adversely affected. Other market-driven reforms could also have adverse effects on our business, financial condition and results of operations.

HIGHLY COMPETITIVE MARKET

        Competition in the market for our products and services is intense and is expected to increase. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. We compete with other providers of health care information software and services, as well as health care consulting firms. Some principal competitors include, among others:

- CIS Technologies, Inc., a division of National Data Corporation, Inc., and Sophisticated Software, Inc. in the market for our EDI products;

-       MedE AMERICA in the market for our claims processing service;

- Healthcare Cost Consultants, Inc., a division of CIS Technologies, Inc., and Trego Systems, Inc. in the market for our contract management products;

- McKesson HBOC, Inc., Optika Imaging Systems, Inc. and LanVision Systems, Inc. in the market for our electronic document management products;

- Transition Systems, Inc. and Healthcare Microsystems, Inc., a division of Health Management Systems Inc., HCIA Inc. and MediQual Systems, Inc., a division of Cardinal Health, Inc., in the market for our decision support products;

- McKesson HBOC, Inc., Shared Medical Systems, Inc., MediTech Corporation and Eclipses Corporation in the market for our enterprise products;

- HMS and ARTRAC, a division of Medaphis in the market for our business office outsourcing services;

- a subsidiary of Minnesota Mining and Manufacturing, in the market for our medical records products; and

- Transcend Services, Inc. and SMART Corporation in the market for our health information management services.

        In addition, current and prospective customers evaluate our capabilities against the merits of their existing information systems and expertise. Furthermore, major software information systems companies, including those specializing in the health care industry, not presently offering products that compete with those offered by us, may enter our markets. In addition, many of our competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than us. Many of our competitors also currently have, or may develop or acquire, substantial installed customer bases in the health care industry. As a result of these factors, our competitors may be able to respond more quickly to new or emerging technologies, changes in customer requirements and political, economic or regulatory changes in the health care industry and may devote greater resources to the development, promotion and sale of their products than us. There can be no assurance that we will be able to compete successfully against current and future competitors or that such competitive pressures will not materially adversely affect our business, financial condition and operating results.

SHARES ELIGIBLE FOR FUTURE SALE

        Future sales of Common Stock by existing stockholders under Rule 144 of the Securities Act and through the exercise of registration rights could lower the market price of our Common Stock. As of January 31, 1999, approximately 1,850,000 shares are available for sale in the public market subject to compliance with Rule 144. Certain of our existing stockholders holding an aggregate of 1,304,706 shares of Common Stock as of January 31, 1999 have rights under certain circumstances to require us to register their shares for future sale, excluding shares issued in the acquisitions of IMN and Pyramid, discussed below.

        In September 1998, we closed the acquisition of IMN . In connection with the acquisition of IMN, we issued an aggregate of 1,550,000 shares of Common Stock and agreed to file a registration statement under the Securities Act prior to January 1, 1999 to register all such shares. In June 1998, we closed the acquisition of Pyramid. In connection with the acquisition of Pyramid, we issued an aggregate of 2,784,508 shares of Common Stock and warrants to purchase 62,710 shares of Common Stock.

        Sales of a substantial number of the aforementioned shares in the public markets or the prospect of such sales could adversely affect or cause substantial fluctuations in the market price of the Common Stock and impair our ability to raise additional capital through the sale of our securities.

NEW PRODUCT DEVELOPMENT AND SYSTEM ENHANCEMENT

        Our performance depends in large part upon our ability to provide the increasing functionality required by our customers through the timely development and successful introduction of new products and enhancements to our existing suite of products. We have historically devoted significant resources to product enhancements and research and development and believe that significant continuing development efforts will be required to sustain our operations and integrate the products and technologies of acquired businesses with our products. There can be no assurance that we will successfully or in a timely manner develop, acquire, integrate, introduce and market new product enhancements or products, or that product enhancements or new products developed by us will meet the requirements of hospitals or other health care providers and payors and achieve or sustain market acceptance.

LIMITED PROPRIETARY RIGHTS; RISK OF INFRINGEMENT

        We rely on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual provisions to protect our proprietary rights. We have not filed any patent applications covering our technology. There can be no assurance that measures taken by us to protect our intellectual property will be adequate or that our competitors will not independently develop products and services that are substantially equivalent or superior to the products and services we offer.

        There is substantial litigation regarding intellectual property rights in the software industry. We expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products overlaps. We believe that our products do not infringe upon the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against us in the future. The Company may incur substantial litigation expenses in defending any such claim regardless of the merit of the claim. In the event of an unfavorable ruling on any such claim, we cannot guarantee that a license or similar agreement will be available to us on reasonable terms, if at all. Infringement may result in significant monetary liabilities which would have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that we will be successful in the defense of these or similar claims.

RISK OF PRODUCT DEFECTS; FAILURE TO MEET PERFORMANCE CRITERIA

        Products such as our products frequently contain errors or failures, especially when initially introduced or when new versions are released. Although we conduct extensive testing on our products, software errors have been discovered in certain enhancements and products after their introduction. We cannot guarantee that despite such testing by us, and by our current and potential customers, products under development, enhancements or shipped products will be free of errors or performance failures, resulting in, among other things;

-       loss of revenues and customers;

-       delay in market acceptance;

-       diversion of resources;

-       damage to our reputation; or

-       increased service and warranty costs.

        The occurrence of any of these consequences could have a material adverse effect upon our business, financial condition and results of operations.

YEAR 2000

        As is true for most companies, the Year 2000 computer issue creates a risk for us. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on our operations. We face risks in four areas: systems used by us to run our business, systems used by our suppliers, potential warranty or other claims from our customers, and the potential reduction in spending by other companies on our products and solutions as a result of significant information systems spending on Year 2000 remediation.

        We have conducted a thorough inventory and evaluation of our systems, equipment and facilities. We have a number of projects underway to replace or upgrade systems, equipment and facilities that we know to be Year 2000 non-compliant. We have not identified alternative remediation plans if upgrade or replacement is not feasible. We will consider the need for such remediation plans as we continue to assess the year 2000 risk. For the Year 2000 non-compliance issues identified to date, the cost of upgrade or remediation is not expected to be material to our operating results. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, our results of operations or financial condition could be materially adversely affected.

        We are also in the process of contacting our critical suppliers to determine that such suppliers' operations and the products and services they provide are Year 2000 compliant. To date, we are unaware of any current suppliers that are not Year 2000 ready. In the event that our suppliers are not Year 2000 compliant, we will seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on our results of operations or financial condition.

        We believe our current products are Year 2000 compliant. However, since all customer situations cannot be anticipated, particularly those involving third party products, we may see an increase in warranty and other claims as a result of the Year 2000 transition. In addition, litigation regarding Year 2000 compliance issues is expected to escalate. For these reasons, the impact of customer claims could have a material adverse impact on our results of operations or financial condition.

        Year 2000 compliance is an issue for virtually all businesses whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from our products and solutions. Such changes in our customers' spending patterns could have a material adverse impact on our sales, operating results or financial condition.

RISK OF INTERRUPTION OF DATA PROCESSING

        We currently process substantially all our customer data at our facilities in Richmond, California and Neptune, New Jersey. Although we back up our data nightly and have safeguards for emergencies such as power interruption or breakdown in temperature controls, we have no mirror processing site to which processing could be transferred in the case of a catastrophic event at either of these facilities. In the event that a major catastrophic event occurs at either the Richmond or the Neptune facility, possibly leading to an interruption of data processing, our business, financial condition and results of operations could be adversely affected.

RISKS RELATED TO OUTSOURCING BUSINESS

        We provide compliance, consulting and business office outsourcing and cash flow management services, including the billing and collection of receivables. We acquired the infrastructure for our outsourcing business through an acquisition. In addition, we often use our software products to provide outsourcing services. As a result, we have not been required to make significant capital expenditures in order to service existing outsourcing contracts. However, if we experience a period of substantial expansion in our outsourcing business, we may be required to make substantial investments in capital assets and personnel. We cannot guarantee that we will be able to assess accurately the investment required and negotiate and perform in a profitable manner any of the outsourcing contracts we may be awarded. Our failure to either estimate accurately the resources and related expenses required for a project, or to complete our contractual obligations in a manner consistent with the project plan upon which a contract was based, could have a material adverse effect on our business, financial condition and results of operations. In addition, our failure to meet a client's expectations in the performance of our services could damage our reputation and adversely affect our ability to attract new business. Finally, we could incur substantial costs and expend significant resources correcting errors in our work, and could possibly become liable for damages caused by these errors.

GOVERNMENT REGULATION

        The United States Food and Drug Administration (the "FDA") is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act. Computer products are subject to regulation when they are used or are intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. The FDA could determine in the future that any predictive aspects of our products make them clinical decision tools subject to FDA regulation. Compliance with these regulations could be burdensome, time consuming and expensive. We could also become subject to future legislation and regulations concerning the development and marketing of health care software systems. Such legislation could increase the cost and time necessary to market new products and could affect us in other respects not presently foreseeable. We cannot predict the effect of possible future legislation and regulation.

        State governments substantially regulate the confidentiality of patient records and the circumstances under which such records may be released for inclusion in our databases. These state laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance with these laws and regulations is at present principally the responsibility of the hospital, physician or other health care provider, regulations governing patient confidentiality rights are evolving rapidly. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal levels. This legislation may require holders of such information to implement security measures that may require us to incur substantial expenditures. We are not sure that changes to state or federal laws will not materially restrict the ability of health care providers to submit information from patient records using our products.

RISK OF PRODUCT-RELATED CLAIMS

        Some of our products and services are used in the payment, collection, coding and billing of health care claims and the administration of managed care contracts. If our employees or our products fail to accurately assess, process or collect these claims, our customers may file claims against us. We have been and currently are involved in claims for money damages related to services provided by our accounts receivable management business. We maintain insurance to protect against certain claims associated with the use of our products, but there can be no assurance that our insurance coverage would adequately cover any claim brought against us. A successful claim brought against us that is in excess of, or is not covered by, our insurance coverage could adversely affect our business, financial condition and results of operations. Even a claim without merit could result in significant legal defense costs and would consume management time and resources. We do not know whether we will be subject to material claims in the future which may result in liability in excess of our insurance coverage, or which our insurance may not cover. We may not be able to obtain appropriate insurance in the future at commercially reasonable rates. In addition, if we are found liable, we would have to significantly alter our products resulting in additional unanticipated research and development expenses.

RISKS ASSOCIATED WITH CERTAIN INVESTMENTS

        We have made equity investments to acquire minority interests in certain early stage companies. We do not have the ability to control the operations of any of these companies. Investing in such early stage companies is subject to certain significant risks. There can be no assurance that any of these companies will be successful or achieve profitability or that we will ever realize a return on our investments. In addition, to the extent any of such companies fail or become bankrupt or insolvent, we may lose some or all of our investment. We intend to continue to make additional investments in such companies in the future. Losses resulting from such investment could have a material adverse effect on our operating results.

POTENTIAL EFFECT OF ANTI-TAKEOVER PROVISION

        Our Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock may be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change of control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of Common Stock. We have no present plans to issue shares of Preferred Stock.

        Further, certain provisions of our Certificate of Incorporation and Bylaws could discourage potential takeover attempts and make attempts by stockholders to change management more difficult. For example, our Board of Directors is classified into three classes of directors serving staggered, three-year terms and has the authority without action by our stockholders to impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions. In addition, our Certificate of Incorporation provides that directors may be removed only by the affirmative vote of the holders of two-thirds of the shares of capital stock of the Company entitled to vote. Any vacancy on the Board of Directors may be filled only by vote of the majority of directors then in office. Further, our Certificate of Incorporation provides that any "Business Combination" (as therein defined) requires the affirmative vote of two-thirds of the shares entitled to vote, voting together as a single class. These provisions, and certain other provisions of the Certificate of Incorporation which may have the effect of delaying proposed stockholder actions until the next annual meeting of stockholders, could have the effect of delaying or preventing a tender offer for the Company's Common Stock or other changes of control or management of the Company, which could adversely affect the market price of our Common Stock. Finally, certain provisions of Delaware law could have the effect of delaying, deterring or preventing a change in control of the Company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met.

VOLATILITY OF STOCK PRICE

        The stock market in general, and the Nasdaq National Market, has historically experienced extreme price and volume fluctuations that have often been unrelated to the operating performance of companies and which has affected the market price of securities of many companies. The trading price of our Common Stock is likely to be highly volatile and could also be subject to significant fluctuations in price in response to such factors as:

-       variations in quarterly results of operations;

-       announcements of new products or acquisitions by us or our competitors;

-       governmental regulatory action;

-       developments or disputes with respect to proprietary rights;

-       general trends in our industry and overall market conditions; and

-       other event or factors, many of which are beyond our control.

        The market price of our Common Stock may also be affected by movements in prices of equity securities in general.


ITEM 8. FINANCIAL STATEMENTS.

        The Company's Consolidated Financial Statements are located on the pages indicated below:


                                                                           PAGE
                                                                           ----
Report of Arthur Andersen LLP, Independent Public Accountants .....        F-1
Report of Deloitte & Touche LLP, Independent Auditors .............        F-2
Consolidated Balance Sheets as of December 31, 1997 and 1998 ......        F-3
Consolidated Statements of Operations for the years ended
   December 31, 1996, 1997 and 1998 ...............................        F-4
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
   and Comprehensive Loss for the years ended
   December 31, 1996, 1997 and 1998 ...............................        F-5
Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, 1997 and 1998 ...............................        F-7
Notes to Consolidated Financial Statements ........................        F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about May 18, 1999. The information concerning the Company's executive officers required by this item is incorporated by reference to the section of Part I hereof entitled "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about May 18, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about May 18, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting to be held on or about May 18, 1999.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

        1. Financial Statements.

           The consolidated financial statements contained herein are as listed on the "Index" on page 45.

        2. Financial Statement Schedule.

           Reference is made to Schedule II following the signature pages hereto.

        3. Exhibits. Reference is made to Item 14(c) of this Annual Report on Form 10-K.

(b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the last quarter of the fiscal year covered by this Annual Report on Form 10-K:

        1. Current Report on Form 8-K, as filed with the Commission on September 11, 1998.

        2. Current Report on Form 8-K, as filed with the Commission on October 15, 1998.

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

2.4 Acquisition Agreement and Plan of Merger, dated December 2, 1996 between the Company and InterMed Acquisition Corporation, a wholly-owned subsidiary of the Company. and InterMed Healthcare Systems Inc. and its Stockholders.(2)

2.5 Acquisition Agreement and Plan of Merger, dated as of March 1, 1997, by and among QuadraMed Corporation, Healthcare Recovery Acquisition
        Corporation, Healthcare Recovery Incorporated and its Shareholders (the
        "HRI Acquisition Agreement and Plan of Merger").(3)

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

2.11    Amendment No. 1 to Agreement and Plan of Reorganization, dated as of
        February 26, 1998.(10)

2.12    Amendment No. 2 to Agreement and Plan of Reorganization, dated as of
        March 24, 1998.(10)

2.13    Acquisition Agreement and Plan of Merger dated as of December 29, 1997, by and among QuadraMed Corporation and Resource Health Partners, L.P.
        (6)

2.14 Acquisition Agreement and Plan of Merger dated as of February 2, 1998, by and among QuadraMed Corporation and Cabot Marsh Corporation.(7)

2.15 Acquisition Agreement and Plan of Merger, dated June 1, 1998, by and among QuadraMed Corporation, Pyramid Health Acquisition Corporation,
        Pyramid Health Group, Inc. and its Shareholders.(11)

2.16 Acquisition Agreement and Plan of Merger, dated September 30, 1998, by and among QuadraMed Corporation and IMN Corp.(12)

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

4.10    Reserved.

4.11    Form of Warrant to Purchase Common Stock.(1)

4.12    Registration Rights Agreement dated December 5, 1996, by and between the
        Company and the investors listed on Schedule A thereto.(8)

4.13 Registration Rights Agreement, dated as of December 29, 1997, by and among QuadraMed Corporation, Resource Health Partners, L.P. and certain stockholders.(6)

4.14    Registration Rights Agreement, dated as of June 5, 1998, by and among
        QuadraMed Corporation and the shareholders of Pyramid Health Group, Inc.
        named therein.(11)

4.15 Registration Rights Agreement, dated as of September 30, 1998 by and among QuadraMed Corporation, IMN Corp. and the shareholders of IMN Corp.
        named herein.(12)

4.16    Subordinated Indenture, dated as of May 1, 1998 between QuadraMed
        Corporation and The Bank of New York.(13)

4.17 Officers' Certificate delivered pursuant to Sections 2.3 and 11.5 to the Subordinated Indenture.(13)

4.18    Registration Rights Agreement, dated April 27, 1998 by and among
        QuadraMed Corporation and the Initial Purchasers named therein. (13)

4.19    Form of Global Debenture.(13)

4.20    Form of Certificated Debenture.(13)

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

10.45 Letter dated January 15, 1998 from the Company to Andrew J. Hurd, regarding terms of employment.(10)

10.46   Employment Agreement dated September 29, 1997 by and between Steven D.
        McCoy and the Company.(10)

10.47 Letter dated March 17, 1998 from the Company to Keith M. Roberts regarding terms of employment.(10)

10.48 Employment Agreement dated February 4, 1998 by and between Ruthann Russo and the Company.(10)

10.49 Employment Agreement, dated June 5, 1998, between QuadraMed Corporation and Nitin T. Mehta.(14)

10.50 Mergers and Acquisitions Advisory Fee Agreement, dated June 5, 1998, between QuadraMed Corporation and Mehta & Company, Inc.(14)

21      List of Subsidiaries of the Registrant.(10)

23.1    Consent of Arthur Andersen LLP, Independent Public Accountants.

23.2    Consent of Deloitte & Touche LLP, Independent Auditors.

24.1    Power of Attorney (set forth in the signature page hereto).

27.1    Financial Data Schedule for the Year Ended 12/31/1998.

27.2    Financial Data Schedule for the Year Ended 12/31/1997.

27.3    Financial Data Schedule for the Year Ended 12/31/1996.

------------

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

(10) Incorporated herein by reference from the Company's Annual Report on Form 10-K, as filed with the Commission on March 31, 1998, as amended April 20, 1998.

(11) Incorporated herein by reference from the Company's Current Report on Form 8-K, as filed with the Commission on June 6, 1998.

(12) Incorporated herein by reference from the Company's Current Report on Form 8-K, as filed with the Commission on October 15, 1998.

(13) Incorporated herein by reference from the Company's Registration Statement on Form S-3, No. 333-55775, as filed with the Commission on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the Commission on June 17, 1998.

(14) Incorporated herein by reference from the Company's Current Report on Form 8-K/A, as filed with the Commission on June 17, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       QUADRAMED CORPORATION

Date: March 31, 1998

                                       By:  /s/ JAMES D. DURHAM
                                          --------------------------------------
                                          James D. Durham
                                          Chairman of the Board, President and
                                          Chief Executive Officer (Principal
                                          Executive Officer)

                                       By:  /s/ KEITH M. ROBERTS
                                          --------------------------------------
                                          Keith M. Roberts
                                          Executive Vice President, Chief
                                          Financial Officer and General Counsel

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


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, John V. Cracchiolo and Keith M. Roberts, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments)to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:




         SIGNATURE                             TITLE                                         DATE
         ---------                             -----                                         ----
 /s/ JAMES D. DURHAM               Chairman of the Board and Chief                      March 31, 1998
----------------------------       Executive Officer (Principal
    James D. Durham                Executive Officer)

  /s/ KEITH M. ROBERTS             Executive Vice President, Chief                      March 31, 1998
----------------------------       Financial Officer (Principal Financial
    Keith M. Roberts               and Accounting Officer) and General Counsel

  /s/ BERNIE J. MURPHY             Vice President, Finance and Chief                    March 31, 1998
----------------------------       Accounting Officer (Principal
    Bernie J. Murphy               Accounting Officer)

         SIGNATURE                             TITLE                                         DATE
         ---------                             -----                                         ----
  /s/ ALBERT L. GREENE             Director                                             March 31, 1998
----------------------------
    Albert L. Greene

  /s/ KENNETH E. JONES             Director                                             March 31, 1998
----------------------------
    Kenneth E. Jones

 /s/ THOMAS F. MCNULTY             Director                                             March 31, 1998
----------------------------
   Thomas F. McNulty

 /s/ JOAN P. NEUSCHELER            Director                                             March 31, 1998
----------------------------
   Joan P. Neuscheler

 /s/ CORNELIUS T. RYAN             Director                                             March 31, 1998
----------------------------
   Cornelius T. Ryan

                                                                     Schedule II

                              QUADRAMED CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)
         (Restated -- See Note 12 to Consolidated Financial Statements)


                                                                  Additions         Additions
                                            Balance at           Charged to        Charged to
 Description                            Beginning of Year    Costs and Expenses  Other Accounts*  Deductions       End of Year
 -----------                            -----------------    ------------------  --------------   ----------       -----------
 Year ended December 31, 1996
   Allowance for doubtful accounts.....     $ 1,857                $ 4,548              --         $ (4,392)         $ 2,014

 Year ended December 31, 1997
   Allowance for doubtful accounts.....     $ 2,014                $ 4,577              --         $ (4,415)         $ 2,176

 Year ended December 31, 1998
   Allowance for doubtful accounts.....     $ 2,176                $ 5,724             1,902       $ (5,066)         $ 4,736


                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)
               (See Note 2 to Consolidated Financial Statements)



                                                                                      Additions
                                                                   Additions         Charged to
                                           Balance at              Charged to           Other
Description                            Beginning of Year      Costs and Expenses      Accounts*      Payments        End of Year
-----------                            -----------------      ------------------     ----------      ---------       -----------
 Year ended December 31, 1996
   Restructuring Accrual.............      $     --                $    --           $      --       $     --          $    --

 Year ended December 31, 1997
   Restructuring Accrual.............      $     --                $    --           $   1,334       $     --          $ 1,334

 Year ended December 31, 1998
   Restructuring Accrual.............      $  1,334                $ 3,020           $      --       $ (2,775)         $ 1,579


* This includes adjustments recorded in purchase accounting associated with the Company's acquisition of Medicus Systems Corporation in November 1997.

                          INDEX TO FINANCIAL STATEMENTS

                              QUADRAMED CORPORATION

                                                                                 PAGE
                                                                                 ----
Report of Independent Public Accountants ................................        F-1
Independent Auditors' Report ............................................        F-2
Consolidated Balance Sheets as of December 31, 1997 and 1998 ............        F-3
Consolidated Statements of Operations for the years ended
    December 31, 1996, 1997 and 1998 ....................................        F-4
Consolidated Statements of Changes in Stockholders'
    Equity (Deficit) and Comprehensive Loss for the years ended
    December 31, 1996, 1997 and 1998 ....................................        F-5
Consolidated Statements of Cash Flows for the years ended
    December 31, 1996, 1997 and 1998 ....................................        F-7
Notes to Consolidated Financial Statements ..............................        F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of QuadraMed Corporation:

        We have audited the accompanying consolidated balance sheets of QuadraMed Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, statements of changes in stockholders' equity (deficit) and comprehensive loss and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated statements of operations, statements of stockholders' equity and cash flows of FRA Acquisitions, Inc. and subsidiary for the year ended December 31, 1996 which statements represent total revenues of 12% of the 1996 consolidated total. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for that entity, is based solely on the report of the other auditors.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QuadraMed Corporation and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

        Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under 14(a) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       /s/   ARTHUR ANDERSEN LLP

                                       ARTHUR ANDERSEN LLP

San Jose, California
February 17, 1999

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
FRA Acquisitions, Inc.
Rothenberg Health Systems Inc.
Woodland Hills, California:

We have audited the consolidated statements of operations, shareholder's equity, and cash flows of FRA Acquisitions, Inc. and subsidiary (the "Company") for the year ended December 31, 1996 (which financial statements are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

Los Angeles, California
April 25, 1997

                              QUADRAMED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       DECEMBER 31,
                                                                               -------------------------
                                                                                  1997           1998
                                                                               ---------       ---------
                                                                               (RESTATED)
                                                                              (SEE NOTE 12)
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ...........................................      $  44,666       $  59,293
    Short-term investments ..............................................          1,032          23,043
    Accounts receivable, net of allowance for uncollectible
        accounts of $2,176 and $4,736, respectively .....................         20,179          29,980
    Unbilled receivables ................................................          4,018           9,112
    Notes and other receivables .........................................          2,354           4,018
    Prepaid expenses and other ..........................................          2,550           2,212
                                                                               ---------       ---------
           Total current assets .........................................         74,799         127,658
                                                                               ---------       ---------
LONG-TERM INVESTMENTS ...................................................             --          41,612
EQUIPMENT, at cost:
    Equipment ...........................................................         12,679          18,757
    Less-- Accumulated depreciation and amortization ....................         (5,813)        (10,782)
                                                                               ---------       ---------
        Equipment, net ..................................................          6,866           7,975
                                                                               ---------       ---------
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of accumulated
    amortization of $134 and $516, respectively .........................          1,525           3,814
ACQUIRED SOFTWARE, net of accumulated amortization
    of $643 and $1,610, respectively ....................................          4,178           3,211
INTANGIBLES, net of accumulated amortization
    of $2,501 and $7,905, respectively ..................................         15,836          50,672
NON-MARKETABLE  INVESTMENTS .............................................          1,200           1,200
DEBT OFFERING COSTS AND OTHER ...........................................            884           4,744
                                                                               ---------       ---------
                                                                               $ 105,288       $ 240,886
                                                                               =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of capital lease obligations .....................      $     168       $     146
    Notes payable .......................................................         10,640              11
    Accounts payable ....................................................          3,728           3,225
    Accrued payroll and related .........................................          7,377           6,993
    Accrued interest ....................................................          4,461           1,018
    Other accrued liabilities ...........................................         19,262          14,657
    Deferred revenue ....................................................         11,827           8,602
    Minority interest ...................................................            658              --
                                                                               ---------       ---------
           Total current liabilities ....................................         58,121          34,652
NOTES PAYABLE ...........................................................         13,153          19,184
CONVERTIBLE SUBORDINATED DEBENTURES .....................................             --         115,000
CAPITAL LEASE OBLIGATIONS, less current portion .........................            285             205
                                                                               ---------       ---------
           Total liabilities ............................................         71,559         169,041
                                                                               ---------       ---------
CONTINGENCIES (Note 14) .................................................             --              --
STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par, 50,000 shares authorized,
    16,772 and 19,972 shares issued and outstanding, respectively .......             96             134
    Additional paid-in capital ..........................................        129,564         191,476
    Deferred compensation ...............................................             --          (3,940)
    Unrealized loss on available-for-sale securities ....................             --            (157)
    Accumulated deficit .................................................        (95,931)       (115,668)
                                                                               ---------       ---------
           Total stockholders' equity ...................................         33,729          71,845
                                                                               ---------       ---------
                                                                               $ 105,288       $ 240,886
                                                                               =========       =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                              QUADRAMED CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                             1996            1997           1998
                                                           --------       ---------       ---------
                                                          (RESTATED)      (RESTATED)
                                                         (SEE NOTE 12)  (SEE NOTE 12)
REVENUES:
    Licenses ........................................      $ 34,657       $  44,372       $  74,655
    Services ........................................        39,612          55,253          84,739
                                                           --------       ---------       ---------
           Total revenues ...........................        74,269          99,625         159,394
                                                           --------       ---------       ---------
OPERATING EXPENSES:
    Cost of licenses ................................        14,485          18,467          28,977
    Cost of services ................................        25,261          35,643          54,069
    General and administration ......................        21,565          26,260          24,731
    Sales and marketing .............................         7,582          10,009          14,180
    Research and development ........................         5,028          11,024          15,909
    Amortization of intangibles .....................         1,184           1,719           6,544
    Acquisition costs ...............................            --           3,111          10,255
    Non-recurring charges ...........................            --           4,705           4,202
    Write-off of acquired research and
        development in process ......................            --          21,854          14,494
                                                           --------       ---------       ---------
           Total operating expenses .................        75,105         132,792         173,361
                                                           --------       ---------       ---------
LOSS FROM OPERATIONS ................................          (836)        (33,167)        (13,967)
                                                           --------       ---------       ---------
OTHER INCOME (EXPENSE):
    Interest expense ................................        (3,085)         (1,479)         (6,245)
    Interest income .................................           361           1,006           5,828
    Other income (expense) ..........................           393             683             (34)
                                                           --------       ---------       ---------
           Total other income (expense) .............        (2,331)            210            (451)
                                                           --------       ---------       ---------
 LOSS BEFORE INCOME TAXES
    AND MINORITY INTEREST ...........................        (3,167)        (32,957)        (14,418)
PROVISION FOR INCOME TAXES ..........................           147           1,136           4,192
                                                           --------       ---------       ---------
LOSS BEFORE MINORITY INTEREST .......................        (3,314)        (34,093)        (18,610)
                                                           --------       ---------       ---------
MINORITY INTEREST IN LOSS ...........................            --              37              --
LOSS FROM CONTINUING OPERATIONS .....................        (3,314)        (34,130)        (18,610)
                                                           --------       ---------       ---------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS ..........        (1,010)            118              --
                                                           --------       ---------       ---------
NET LOSS ............................................      $ (4,324)      $ (33,938)      $ (18,610)
                                                           ========       =========       =========
BASIC AND DILUTED NET LOSS FROM CONTINUING
     OPERATIONS .....................................      $  (0.39)      $   (2.57)      $   (0.98)
                                                           ========       =========       =========
BASIC AND DILUTED NET INCOME (LOSS) FROM DISCONTINUED
     OPERATIONS .....................................      $  (0.12)      $    0.01       $      --
                                                           ========       =========       =========
BASIC AND DILUTED NET LOSS PER SHARE ................      $  (0.51)      $   (2.56)      $   (0.98)
                                                           ========       =========       =========
WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING:
    BASIC AND DILUTED ...............................         8,476          13,239          19,087
                                                           ========       =========       =========


                  The accompanying notes are an integral part of these consolidated financial statements.

                              QUADRAMED CORPORATION

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    SERIES A                    SERIES B
                                                  CONVERTIBLE                 CONVERTIBLE
                                                PREFERRED STOCK              PREFERRED STOCK                COMMON STOCK
                                          -------------------------    --------------------------    ----------------------------
                                            SHARES          AMOUNT       SHARES           AMOUNT         SHARES         AMOUNT
                                          ---------       ---------    ----------       ---------    -------------   ------------
                                                                                                      (RESTATED)      (RESTATED)
                                                                                                     (SEE NOTE 12)  (SEE NOTE 12)
 BALANCE AT DECEMBER 31, 1995 ..........        912       $       9           892       $       9         7,182      $       6
                                          ---------       ---------     ---------       ---------     ---------      ---------
 Issuance of common stock at
     $3.75 per Share ...................         --              --            --              --            56              1
 Conversion of notes payable to
     related parties to Series B
     preferred stock
     at $5.25 per share, net of
     issuance costs ....................         --              --           740               7            --             --
 Contributed capital to pooled entities          --              --            --              --            --             --
 Issuance of warrant to purchase
     common stock ......................         --              --            --              --            --             --
 Amortization of deferred
     compensation ......................         --              --            --              --            --             --
 Issuance of Series A preferred
     stock under exchange
     agreement .........................        251              --            --              --            --             --
 Repurchase of Series B preferred
     stock .............................         --              --            (6)             --            --             --
 Conversion of Series A and B
     preferred stock to common
     stock .............................     (1,163)             (9)       (1,626)            (16)        2,789             25
 Exercise of common stock options ......         --              --            --              --            40             --
 Issuance of common stock from
     initial public offering, net
     of issuance costs .................         --              --            --              --         2,500             25
 Net loss ..............................         --              --            --              --            --             --
                                          ---------       ---------     ---------       ---------     ---------      ---------
 BALANCE AT DECEMBER 31, 1996 ..........         --              --            --              --        12,567             57
                                          ---------       ---------     ---------       ---------     ---------      ---------
 Issuance of common stock in
     connection with the Synergy
     acquisition .......................         --              --            --              --           182              2
 Issuance of common stock in
     connection with Healthcare
     Revenue Management, Inc.
     acquisition .......................         --              --            --              --           113              1
 Amortization of deferred
     compensation ......................         --              --            --              --            --             --
 Capital contributed to pooled entities          --              --            --              --            --             --
 Spin-off of subsidiary ................         --              --            --              --            --             --
 Issuance of common stock purchase
    warrants in connection with the
    acquisition of Medicus Systems
    Corporation ........................         --              --            --              --            --             --
Conversion of notes payable to
    contributed capital ................         --              --            --              --            --             --
Issuance of common stock through
    Employee Stock Purchase Plan .......         --              --            --              --            14             --
Exercise of warrants to purchase
    common stock .......................         --              --            --              --           322             --
Exercise of common stock options .......         --              --            --              --           107              1
Issuance of common stock from public
    offering, net of issuance costs ...          --              --            --              --         3,467             35


                                                                          UNREALIZED
                                                                           LOSS ON
                                                                          AVAILABLE-                       TOTAL
                                           ADDITIONAL       DEFERRED       FOR-SALE     ACCUMULATED    STOCKHOLDERS'   COMPREHENSIVE
                                         PAID IN CAPITAL  COMPENSATION    SECURITIES      DEFICIT     EQUITY (DEFICIT)     LOSS
                                         ---------------  ------------  -------------  -------------  ---------------  -------------
                                            (RESTATED)     (RESTATED)    (RESTATED)      (RESTATED)     (RESTATED)
                                          (SEE NOTE 12)  (SEE NOTE 12)  (SEE NOTE 12)  (SEE NOTE 12)   (SEE NOTE 12)
 BALANCE AT DECEMBER 31, 1995 ..........   $  25,015       $    (430)    $     --        $ (53,945)     $ (29,336)
                                           ---------       ---------     ---------       ---------      ---------
 Issuance of common stock at
     $3.75 per Share ...................         209              --           --               --            210
 Conversion of notes payable to
     related parties to Series B
     preferred stock
     at $5.25 per share, net of
     issuance costs ....................       3,862              --           --               --          3,869
 Contributed capital to pooled entities        1,246              --           --               --          1,246
 Issuance of warrant to purchase
     common stock ......................         381            (381)          --               --             --
 Amortization of deferred
     compensation ......................          --             108           --               --            108
 Issuance of Series A preferred
     stock under exchange agreement ....          --              --           --               --             --
 Repurchase of Series B preferred
     stock .............................         (53)             --           --               --            (53)
 Conversion of Series A and B
     preferred stock to common stock ...          --              --           --               --             --
 Exercise of common stock options ......         100              --           --               --            100
 Issuance of common stock from
     initial public offering, net
     of issuance costs .................      26,361              --           --               --         26,386
 Net loss ..............................          --              --           --           (4,324)        (4,324)       (4,324)
                                           ---------       ---------     ---------       ---------      ---------       -------
 BALANCE AT DECEMBER 31, 1996 ..........      57,121            (703)          --          (58,269)        (1,794)       (4,324)
                                           ---------       ---------     ---------       ---------      ---------
 Issuance of common stock in
     connection with the Synergy
     acquisition .......................       1,680              --           --               --          1,682
 Issuance of common stock in
     connection with Healthcare
     Revenue Management, Inc.
     acquisition .......................       2,330              --           --               --          2,331
 Amortization of deferred
     compensation ......................          --             703           --               --            703
Capital contributed to pooled
     entities ..........................         251              --           --               --            251
Distributions by pooled entities .......          --              --           --              (40)           (40)
Spin-off of subsidiary .................          --              --           --           (3,684)        (3,684)
Issuance of common stock purchase
    warrants in connection with
    the acquisition of Medicus
    Systems Corporation ................         700              --           --               --            700
Conversion of notes payable to
    contributed capital ................       9,578              --           --               --          9,578
Issuance of common stock through
    Employee Stock Purchase Plan .......         135              --           --               --            135
Exercise of warrants to purchase
    common stock .......................          --              --           --               --             --
Exercise of common stock options .......         476              --           --               --            477
Issuance of common stock from public
    offering, net of issuance costs ....      57,293              --           --              --          57,328

                                            SERIES A            SERIES B
                                          CONVERTIBLE         CONVERTIBLE
                                         PREFERRED STOCK     PREFERRED STOCK            COMMON STOCK
                                         ---------------     ---------------      ----------------------------     ADDITIONAL
                                         SHARES   AMOUNT     SHARES   AMOUNT         SHARES         AMOUNT       PAID IN CAPITAL
                                         ------   ------     ------   ------      -------------   ------------   ---------------
                                                                                   (RESTATED)      (RESTATED)       (RESTATED)
                                                                                  (SEE NOTE 12)  (SEE NOTE 12)    (SEE NOTE 12)
Net loss .............................       --       --         --       --             --             --              --
                                         ------   ------     ------   ------       --------      ---------       ---------
BALANCE, DECEMBER 31, 1997 ...........       --       --         --       --         16,772             96         129,564
                                         ------   ------     ------   ------       --------      ---------       ---------
 Issuance of common stock and to
     record the effect of an
     immaterial acquisition
     accounted for on a pooling of
     interests basis .................       --       --         --       --            507              5             212
 Issuance of common stock in
     connection with the InterLink
     acquisition .....................       --       --         --       --             65              1           1,467
 Issuance of common stock in
     connection with the Cabot Marsh
     acquisition .....................       --       --         --       --            384              4           8,417
 Issuance of common stock in
     connection with the Velox
     acquisition .....................       --       --         --       --             41             --           1,372
 Issuance of common stock in
     connection with the Medicus
     acquisition .....................       --       --         --       --            892             15          24,518
Issuance of common stock through
    Employee Stock Purchase Plan .....       --       --         --       --             38             --             467
Issuance of restricted shares of
    common stock .....................       --       --         --       --            --              --           3,940
Exercise of warrants to purchase
    common stock .....................       --       --         --       --            907              9          17,404
Exercise of common stock options .....       --       --         --       --            366              4           4,115
Comprehensive Loss ...................       --       --         --       --             --             --              --
Net loss .............................       --       --         --       --             --             --              --
                                         ------   ------     ------   ------       --------      ---------       ---------
BALANCE, DECEMBER 31, 1998 ...........      --    $   --         --   $   --         19,972      $     134        $191,476
                                         ======   ======     ======   ======       ========      =========       =========



                                                         UNREALIZED
                                                          LOSS ON
                                                         AVAILABLE-                     TOTAL
                                            DEFERRED     FOR-SALE      ACCUMULATED  STOCKHOLDERS'   COMPREHENSIVE
                                          COMPENSATION   SECURITIES      DEFICIT   EQUITY (DEFICIT)     LOSS
                                          ------------   ----------    ----------- ---------------- ------------
                                           (RESTATED)    (RESTATED)     (RESTATED)   (RESTATED)
                                         (SEE NOTE 12)  (SEE NOTE 12) (SEE NOTE 12) (SEE NOTE 12)
Net loss .............................            --         --           (33,938)     (33,938)         (33,938)
                                           ---------       -----        ---------      -------          -------
BALANCE, DECEMBER 31, 1997 ...........            --         --           (95,931)      33,729          (33,938)

 Issuance of common stock and to
     record the effect of an
     immaterial acquisition
     accounted for on a pooling of
     interests basis .................            --         --            (1,127)        (910)
 Issuance of common stock in
     connection with the InterLink
     acquisition .....................            --         --                --        1,468
 Issuance of common stock in
     connection with the Cabot Marsh
     acquisition .....................            --         --                --        8,421
 Issuance of common stock in
     connection with the Velox
     acquisition .....................            --         --                --        1,372
 Issuance of common stock in
     connection with the Medicus
     acquisition .....................            --         --                --       24,533
Issuance of common stock through
    Employee Stock Purchase Plan .....            --         --                --          467
Issuance of restricted shares
    of common stock ..................        (3,940)        --                --           --
Exercise of warrants to purchase
    common stock .....................            --         --                --       17,413
Exercise of common stock options .....            --         --                --        4,119
Comprehensive Loss ...................            --       (157)               --         (157)         (157)
Net loss .............................            --         --           (18,610)     (18,610)     $(18,610)
                                           ---------       -----        ---------     --------      --------
BALANCE, DECEMBER 31, 1998 ...........     $  (3,940)     $(157)        $(115,668)    $ 71,845      $(18,767)
                                           =========       =====        =========     ========      ========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              QUADRAMED CORPORATION

                             CONSOLIDATED STATEMENTS
                          OF CASH FLOWS (IN THOUSANDS)



                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------------------------
                                                                       1996                1997                   1998
                                                                  -------------        -------------           ---------
                                                                   (RESTATED)            (RESTATED)
                                                                  (SEE NOTE 12)        (SEE NOTE 12)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ...............................................       $  (4,324)            $ (33,938)            $ (18,610)
    Adjustments to reconcile net loss to net
        Cash provided by (used for) operating activities --
        Depreciation and amortization ......................           2,836                 5,563                 9,849
        Amortization of deferred compensation ..............             108                   703                    --
        Income (loss) from discontinued operations .........           1,010                  (118)                   --
        Write-off of in-process research and development ...              --                21,854                14,494
        Minority interest in net loss ......................              --                   (37)                   --
    Changes in assets and liabilities, net of acquisitions--
      Accounts receivable and unbilled receivables .........          (1,876)               (4,492)              (14,159)
      Prepaid expenses and other ...........................             (80)               (1,154)                 (534)
      Accounts payable and accrued liabilities .............           1,348                 5,623               (13,804)
      Deferred revenue .....................................           4,092                   444                (3,892)
                                                                   ---------             ---------             ---------
          Cash provided by (used for) operating activities .           3,114                (5,552)              (26,656)
                                                                   ---------             ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for the acquisition of Cabot Marsh,
      net of cash acquired .................................              --                    --                (2,748)
    Cash paid for the acquisition of Velox,
      net of cash acquired .................................              --                    --                (3,121)
    Cash paid for the acquisitions of other companies,
      net of cash acquired .................................              --                  (286)               (6,832)
    Cash paid for the acquisition of Synergy HMC,
      net of cash acquired .................................              --                (2,776)                   --
    Cash paid for the acquisition of Medicus
      Systems Corporation, net of cash acquired ............              --               (21,454)                   --
    Purchased technology ...................................              --                  (460)                   --
    Purchase of available-for-sale securities ..............              --                (1,032)              (63,577)
    Additions to equipment .................................          (3,824)               (3,225)               (5,458)
    Purchase of non-marketable investments .................              --                (1,200)                   --
    Repayments under notes receivable and other ............              --                    --                  (539)
    Capitalization of computer software
        development costs ..................................            (745)                 (673)               (2,688)
                                                                   ---------             ---------             ---------
           Cash used for investing activities ..............          (4,569)              (31,106)              (84,963)
                                                                   ---------             ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of principal on capital lease obligations .....            (177)                 (140)                 (184)
    Borrowings (repayments) under notes and loans payable ..         (21,144)                2,030                 1,642
    Issuance of convertible notes payable to related parties           3,869                    --                    --
    Proceeds from the issuance of convertible
        subordinated notes payable, net of offering costs...              --                    --               110,827
    Distributions by pooled entities........................              --                   (40)               (1,370)
    Contributed capital to pooled entities..................           1,246                    --                    --
    Issuance of common stock, net of issuance costs ........          26,596                57,579                    --
    Issuance of common stock through Employee
        Stock Purchase Plan ................................              --                   135                   467
    Proceeds from exercise of common stock options and
        warrants to purchase common stock ..................             100                   477                14,864
                                                                   ---------             ---------             ---------
           Cash provided by financing activities ...........          10,490                60,041               126,246
                                                                   ---------             ---------             ---------
    Net increase in cash and cash equivalents ..............           9,035                23,383                14,627

CASH AND CASH EQUIVALENTS, beginning of period .............          12,248                21,283                44,666
                                                                   ---------             ---------             ---------

CASH AND CASH EQUIVALENTS, end of period ...................       $  21,283             $  44,666             $  59,293
                                                                   =========             =========             =========

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------
                                                                   1996               1997               1998
                                                               -------------      -------------        -------
                                                                (RESTATED)         (RESTATED)
                                                               (SEE NOTE 12)      (SEE NOTE 12)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION
    Cash paid for interest ...............................       $ 1,270            $ 1,197            $ 7,637

SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING TRANSACTIONS:
    Purchase of equipment subject to capital lease .......           128                 --                 --
    Repurchase of Series B preferred stock in
        exchange for extinguishment of shareholder
        receivable .......................................            53                 --                 --
    Conversion of notes payable to related
        parties to convertible preferred stock ...........         3,869                 --                 --
    Conversion of notes payable and accrued
        interest to related parties to contributed capital            --              9,578                 --
    Conversion of convertible preferred stock to
        common stock .....................................            25                 --                 --
    Issuance of common stock in connection with
        the Cabot Marsh acquisition ......................            --                 --              8,400
    Issuance of common stock in connection with the
        Velox acquisition ................................            --                 --              1,500
    Issuance of common stock in connection with the
        InterLink acquisition ............................            --                 --              1,500
    Conversion of subordinated notes payable to
        common stock .....................................            --                 --              8,000
    Issuance of common stock in connection with
        the Synergy acquisition ..........................            --              2,000                 --
    Issuance of common stock in connection with
        acquisition of Healthcare Revenue Management, Inc.            --              2,300                 --
    Issuance of common stock warrants and common stock
        in connection with acquisition of Medicus
        Systems Corporation ..............................            --                700             24,533
    Issuance of restricted common stock ..................       $    --            $    --            $ 3,940



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              QUADRAMED CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



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

     Short and Long-Term Investments

     The Company considers its short and long term securities to be available-for-sale-securities and accordingly are stated at fair value. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value, representing unrealized holdings gains or losses, are recorded as a separate component of stockholders' equity until realized. The Company's policy is to record debt securities as available-for-sale because the sale of such securities may be required prior to maturity. Any gains and losses on the sale of debt securities are determined on a specific identification basis. Realized gains and losses are included in interest income (expense) in the accompanying statement of operations. There were no short or long term investments during 1996. At December 31, 1997, the fair value of the investments approximated amortized cost and, as such, gross unrealized holding gains and losses were not material. At December 31, 1998, unrealized holding losses were $157,000. The amortized cost, aggregate fair value and gross unrealized holding gains and losses by major security type were as follows:



     As of December 31, 1997:

                                                 AMORTIZED          AGGREGATE
                                                   COST            FAIR VALUE
                                                 ---------       --------------
                                                                 (IN THOUSANDS)
     Debt securities  issued by
          the United States Government            $  408            $  408
     Corporate debt securities                       624               624
                                                  ------            ------
                                                  $1,032            $1,032
                                                  ======            ======

            As of December 31, 1998:


                                                                                                 UREALIZED
                                                                                                GAIN (LOSS)
                                                                                               ON AVAILABLE-
                                                         AMORTIZED           AGGREGATE           FOR-SALE
                                                           COST              FAIR VALUE          SECURITIES
                                                         --------          --------------      --------------
                                                                           (IN THOUSANDS)
            Short-term:
            Debt securities  issued by
                 the United States Government            $  8,996             $  9,003             $      7
            Corporate debt securities                      14,040               14,040                    -
                                                         --------             --------             --------
                                                         $ 23,036             $ 23,043             $      7
                                                         ========             ========             ========

            Long-term:
            Debt securities  issued by
                 the United States Government            $ 22,157             $ 22,162             $      5
            Corporate debt securities                      19,619               19,450                 (169)
                                                         --------             --------             --------
                                                         $ 41,776             $ 41,612             $   (164)
                                                         ========             ========             ========

                  Total Unrealized Loss                                                            $   (157)
                                                                                                   ========


      Comprehensive Income

      In 1997, Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," which was adopted by the Company in the first quarter of 1998. The Company has integrated the presentation of comprehensive income (loss) with the Consolidated Financial Statements of Changes in Stockholders' Equity (Deficit).


     Non-Marketable Investments

     In July 1997, the Company acquired an 11 percent equity interest in VantageMed Corporation ("VantageMed"), a company that develops and sells software to physician groups. The Company paid $1,200,000 for its equity interest in VantageMed which is accounted for on the cost method. In addition, the Company has provided VantageMed a revolving line of credit in the amount of $500,000. The line of credit bears interest at a rate of 8% per annum and all outstanding balances, including accrued interest, are due on December 31, 1998. There were no outstanding borrowings at December 31, 1997. VantageMed borrowed $500,000 against the line of credit during 1998. The $500,000 outstanding balance under the line of credit was converted to additional equity interest subsequent to December 31, 1998. Subsequent to December 31, 1998, the Company also acquired an additional $3,000,000 equity interest in VantageMed in exchange for cash. In connection with these additional equity investments, the Company owns 19 percent of the capital stock of VantageMed.

     Equipment

     Equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets which is generally three to seven years. Leasehold improvements are amortized over the term of the lease. Maintenance and repairs are expensed as incurred.

     Software Development Costs

     Software development costs are capitalized upon the establishment of technological feasibility, which the Company defines as establishment of a working model which is typically the beta version of the software. Capitalized software development costs require a continuing assessment of their recoverability. This assessment requires considerable judgment by management with respect to various factors, including, but not limited to, anticipated future gross product revenues, estimated economic lives and changes in software and hardware technology. The Company capitalized software development costs of $745,000, $673,000 and $2,688,000 in 1996, 1997 and 1998, respectively.
Amortization of capitalized software development costs was $32,000, $134,000 and $350,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Amortization is based upon the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally five years.

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

     The license product suite is comprised of three primary elements: financial management, decision support compliance and EDI software. Each of these elements includes a variety of products which can be licensed individually or as a suite of interrelated products. Products are licensed either under term arrangements (which range from one year to three years and typically include monthly or annual payments over the term of the arrangement) or on a perpetual basis. Revenues from term licenses of financial management, decision support, compliance and EDI products are recognized monthly or annually over the term of the license arrangement, beginning at the date of installation. Revenues from perpetual licenses of decision support, financial management, EDI and certain compliance products are recognized upon shipment of the software if there is persuasive evidence of an agreement, collection of the resulting receivable is probable and the fee is fixed and determinable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Revenues from certain compliance products are recognized on a percentage of completion basis of accounting as determined by the achievement of certain performance milestones during the product installation process.

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

     The Company provides business office and health information management outsourcing, cash flow management compliance and consulting services to hospitals under contract service arrangements. Outsourcing revenues typically consist of fixed monthly fees plus, in the case of business office outsourcing, incentive-based payments that are based on a percentage of dollars recovered for the provider for which the service is being performed. The monthly fees are recognized as revenue on a monthly basis at the end of each month. Incentive fees are recognized as the conditions upon which such fees are based are realized based on collection of accounts from payors. Cash flow management services typically consist of fixed fee services and additional incentive payments based on a certain percentage of revenue returns realized or estimated to be realized by the customer as a result of the services provided by the

Company. The fixed fee portion is recognized as revenue upon the completion of the project with the customer. Compliance and consulting revenues are recognized as the services are provided.

     Deferred revenue primarily consists of annual maintenance revenues that are recognized ratably over the period. Deferred revenue also consists of undelivered product and services yet to be performed as of year end. The Company expects to recognize the revenues within one year.

     Cost of license revenues consists primarily of salaries, benefits, hardware costs and allocated costs related to the installation process and customer support and royalties to third parties.

     Cost of service revenues consists primarily of salaries, benefits and allocated costs related to providing such services.

     Major Customers

     In the years ended December 31, 1996, 1997 and 1998, no single customers accounted for more than 10% of total revenue.

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

     Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values. The fair value of the Company's Convertible Subordinated Debentures at December 31, 1998 was $97.8 million.

     Intangibles

     Intangibles include goodwill, which represents the amount of purchase price in excess of the fair value of the tangible net assets, and acquired software purchased in acquisitions completed by the Company and are amortized on a straight-line basis over a period of five to ten years. Goodwill is evaluated quarterly for impairment and written down to net realizable value if necessary. No impairment has been recorded to date. Intangible assets also include acquired customer lists, tradenames and assembled work forces which are amortized on a straight-line basis over a period of five to ten years.

     Intangible assets include the following at December 31 (in thousands):


                                                               1997                 1998
                                                             --------             --------
            Customer lists                                   $ 16,621             $ 20,951
            Goodwill                                              241               35,285
            Work force and trade names                          1,475                2,341
                                                             --------             --------
                                                               18,337               58,577
                   Less: Accumulated amortization              (2,501)              (7,905)
                                                             --------             --------
                                                             $ 15,836             $ 50,672
                                                             ========             ========

     Net Loss Per Share

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants (using the treasury stock method) and convertible subordinated debentures (using the if converted method). Common equivalent shares are excluded from the dilutive computation only if their effect is anti-dilutive. As the Company recorded a net loss in each of three years in the period ended December 31, 1998, no common equivalent shares are included in diluted weighted average common shares outstanding.

     Acquisition Costs

     During 1998, the Company incurred $10,255,000 of acquisition costs associated with the acquisitions of Pyramid, Codemaster and Integrated Medical Networks, which were all accounted for on a pooling of interests basis. Acquisition costs related to financial advisors hired by the Company and the acquired companies, legal and accounting fees. During the fourth quarter ended December 31, 1997, the Company completed two acquisitions which were accounted for on a pooling of interests basis. In connection with these acquisitions, the Company incurred and expensed $3,111,000 in acquisition and related costs.

     Non-Recurring Charges

     During 1998, the Company recorded $4,202,000 of non-recurring charges. These charges primarily consisted of $3,020,000 of costs associated with closing of a duplicative operating facility within the Company's business office outsourcing operations. Such costs included future rents due for its Howell, New Jersey office and lease obligations the Company is contractually obligated to fulfill relating to furniture and equipment which was determined not to have any future net realizable value. In addition, all of the employees, which approximated 50, were involuntarily terminated during the third quarter ended September 30, 1998 as part of the closing of this duplicative facility. In addition, the Company also closed another smaller office for which the Company accrued for future rent obligations during 1998. In connection with the Company's acquisition of 43.3% of Medicus in November 1997, the Company recorded a reserve in purchase accounting to continue the plan of Medicus' management team to close its office in Alameda, California. At December 31, 1997, the reserve for future rents for its Alameda, California facility were $1,334,000. The following table sets forth the Company's restructuring reserves and the activity against the reserves for the year ended December 31, 1998(In thousands):


                                                                       Additions
                                                Balance at             Charged to                             Balance at
        Description                         December 31, 1997      Costs and Expenses       Payments       December 31, 1998
        -----------                         -----------------      ------------------       --------       -----------------
        Personnel costs .................        $    --                $   820             $  (820)            $    --
        Rents and lease obligations .....          1,334                  1,260              (1,015)              1,579
        Other operating costs ...........                                   940                (940)                 --
                                                 -------                -------             -------             -------
          Total Restructuring Accrual....        $ 1,334                $ 3,020             $(2,775)            $ 1,579
                                                 =======                =======             =======             =======


     During 1997, the Company incurred certain non-recurring charges. In February 1997, the Company entered into an arrangement to provide EDI processing and management services to EDI USA, Inc. In connection with this claims processing arrangement, and the termination thereof in December 1997, the Company recorded a charge of $2,492,000. As a result of completed acquisitions accounted for on a pooling of interest basis during 1997 and prior to 1997, the Company recorded certain charges to write-off assets which were determined to have no future realizable value.


     Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and to disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the realizability of acquired intangible assets. Due to the Company's large number of acquisitions generating these intangible assets, the Company periodically evaluates the integration efforts related to these acquisitions and the realizability of the related acquired intangible assets.

     Reclassifications

     Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 presentation.

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This Statement will not have a material impact on the financial condition or results of the operations of the Company.

     In March 1998, the Accounting Standards Executive Committee of the
American Institute of Certified Public Accounts (AICPA) issued Statement of Position (SOP) 98-4, "Deferral of the Effective Date of a Provision of SOP
97-2, 'Software Revenue Recognition,'" which defers for one year the application of provisions in SOP 97-2 which limit what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple element arrangement. All other provisions of SOP 97-2 remain in effect. This SOP was effective as of March 31, 1998. In 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition,' With Respect to Certain Transactions," which amends paragraphs 11 and 12 of SOP 97-2, Software Revenue Recognition, to require recognition of revenue using the "residual value method" under certain conditions. Effective December 15, 1998, SOP 98-9 amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, 'Software Revenue Recognition,'" to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of this SOP are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not anticipate that these statements will have a material adverse impact on its statement of operations.

     In-Process Research and Development

     In connection with the acquisition of 56.7% of the outstanding stock in Medicus in November, 1997, the Company allocated $21.9 million related to in-process research and development ("IPR&D")(see Note 12). This amount was expensed as a non-recurring charge because the IPR&D projects identified had not yet reached technological feasibility and had no alternative future use. The amounts allocated to IPR&D for the year ended December 31, 1997, were evaluated based on current industry practices.

     In connection with the acquisitions of Velox, Cabot Marsh, the remaining 43.3% interest in Medicus, and several other purchase business combinations, the Company allocated $14.5 million to IPR&D for the year ended December 31, 1998 (see Note 12). This amount was expensed as a non-recurring charge because the IPR&D projects identified had not yet reached technological feasibility and had no alternative future use. The following table depicts the allocations to IPR&D for the year ended December 31, 1998 (in thousands):

Velox               $ 1,500
Cabot Marsh           4,200
Medicus (43.3%)       4,763
Other acquisitions    4,031
                    -------
Total               $14,494
                    =======


     The allocations to IPR&D during the year ended December 31, 1998, were evaluated based on the SEC's current views regarding valuation methodologies. The value allocated to IPR&D was determined by estimating the costs to develop the purchased technology into commercially viable products, estimating the resulting net cash flows from each project, excluding the cash flows related to the portion of each project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. Each of the project forecasts was based upon future discounted cash flows, taking into account the stage of development of each in-process project, the cost to develop that project, the expected income stream, the life cycle of the product ultimately developed, and the associated risks. In each case, the selection of the applicable discount rate was based on consideration of the Company's weighted average costs of capital, as well as other factors including the useful life of each technology, profitability levels of each technology, the uncertainty of technology advances that were known at the time, and the stage of completion of each technology.

     If the projects are not successfully developed, the sales and profitability of the Company may be adversely affected in future periods. Additionally, the value of other intangible assets may be impaired. Following is a discussion of the significant allocations to IPR&D during the year ended December 31, 1998.

     VELOX. At the acquisition date, Velox was conducting development, engineering, and testing activities associated with SMARTLINK, a product which focuses on accounts receivable analysis and reporting in hospitals, large physician practices, and other entities. Upon completion, this product was planned to have significant scalability, a multilayer architecture, and the ability to address Windows NT 5.0 and the next generation of Microsoft SQL Server. At the acquisition date, Velox was approximately 35% complete with the development of this product. The Company anticipated that SMARTLINK would be completed in the last half of 1998, after which the Company expected to begin generating economic benefits from the value of the completed IPR&D.

     Revenues attributable to SMARTLINK were estimated to be $1.3 million in 1998 and $5.0 million in 1999. IPR&D revenue, as a percentage of total projected company revenue, was expected to peak in 1999 and decline thereafter as new product technologies were expected to be introduced by the company. Operating expenses (expressed as a percentage of revenue) average 79% over the projection period. The costs to complete the IPR&D were expected to be $293,000 in 1998 and $239,000 in 1999. A risk-adjusted discount rate of 20% was utilized to discount projected cash flows.

     CABOT MARSH. At the acquisition date, Cabot Marsh was conducting development, engineering, and testing activities associated primarily with the next generation of RAMS, a compliance product related to inpatient and outpatient coding. At the acquisition date, Cabot Marsh was approximately 80% complete with the development of the IPR&D. The Company anticipated that the project would be completed in the second half of 1998, after which the Company expected to begin generating economic benefits from the value of the completed IPR&D.

     Revenues attributable to the next generation of RAMS were estimated to be $807,000 in 1998 and $11.3 million in 1999. IPR&D revenue, as a percentage of total projected company revenue, was expected to peak in 1999 and decline thereafter as new product technologies were expected to be introduced by the company. Operating expenses (expressed as a percentage of revenue) average 57% over the projection period. The costs to complete the IPR&D efforts were expected to be $140,000 in 1998 and $427,000 in 1999. A risk-adjusted discount rate of 19% was utilized to discount projected cash flows.

     MEDICUS. At the acquisition date, Medicus was conducting development, engineering, and testing activities associated with the next generations of the company's Clinical Data Systems ("CDS") and Patient Focused Systems ("PFS") project lines. At the acquisition date, Medicus was approximately 30% and 60% complete with CDS and PFS, respectively. The Company anticipated that CDS would be completed at the end of 1998, with PFS scheduled for completion in mid-1999. After these release dates, the Company expected to begin generating economic benefits from the value of the completed IPR&D.

     Revenues attributable to CDS were estimated to be $6.0 million in 1999 and $18.0 million in 2000. IPR&D revenue, as a percentage of total projected product revenue, was expected to peak in 2000 and decline thereafter as new product technologies were expected to be introduced by the company. Revenues attributable to PFS were estimated to be $7.2 million in 2000 and $9.8 million in 2001. IPR&D revenue, as a percentage of total projected product revenue, was expected to peak in 2000 and decline thereafter as new technologies were expected to be introduced by the company. For both projects, operating expenses (expressed as a percentage of revenue) average 61% over the projection period. The costs to complete the CDS IPR&D efforts were expected to be $14,000 in 1998 and $1.2 million in 1999. The costs to complete the PFS IPR&D efforts were expected to be $6,000 in 1998 and $309,000 in 1999. For each of the projects, a risk-adjusted discount rate of 18% was utilized to discount projected cash flows.

     Notes and other receivables

     In December 1997, the Company entered into an agreement with Arcadian Management Services, Inc. ("Arcadian") to develop a centralized business office and to provide full business office outsourcing services for its managed hospitals. In connection with this agreement, the Company purchased certain accounts receivable from Chama Inc. ("Chama"), a customer of Arcadian, for the purpose of increasing cash flow while the central business office was being implemented. At December 31, 1998 approximately $2.2 million of these receivables remained outstanding. The remaining balances are included in notes and other receivables on the accompanying consolidated balance sheet. In October 1998, Chama filed for reorganization under Chapter 11. Prior to the filing, the Company had perfected a security interest in the receivables purchased from Chama and, pursuant to a court order, the receivables owned by the Company are being segregated as they are collected. Management of the Company believes these receivables are collectible.

     Also included in notes and other receivables is accrued interest receivable of approximately $1.3 million related to the Company's marketable investments.
Accrued interest on these investments is paid to the Company periodically on specified dates depending on the investment instrument. As discussed in Note 2, "Non-Marketable Investments", the Company has provided a $500,000 line of credit to VantageMed. Outstanding balances due the Company under the line of credit were $500,000 at December 31, 1998. The $500,000 outstanding balance under the line of credit was converted to additional equity interest subsequent to December 31, 1998.

3.  LINE OF CREDIT GUARANTEE

     In September 1998, the Company entered into an arrangement to guarantee a line of credit of another company for up to $12,500,000. Outstanding balances under the line of credit accrue interest at 8.5 percent and are due in October 2001. The Company has also entered into a reseller agreement with the same company. Under the terms of the reseller agreement, the Company has a non-exclusive license to resell the company's software. This reseller agreement remains in effect for an initial term of three years, expiring in September 2001, and thereafter is subject to renewal for additional one year terms.

4.  NOTES PAYABLE

     The Company's notes payable consisted of the following (in thousands):

                                                                          DECEMBER 31,
                                                                    ------------------------
                                                                      1997            1998
                                                                    --------        --------
      Notes payable to Director and Stockholder of
      Medicus Systems Corporation, unsecured, bearing
      interest at 5 percent, due January 5, 1998
      Repaid in full in January 1998 ........................       $  1,620        $     --
      Notes payable to Stockholder of
      Integrated Medical Networks, Inc., bearing
      interest at 7.875% percent, due January 4, 2000 .......         12,671          19,184
      Convertible subordinated  notes, bearing interest at 10
      percent, converted to shares of common stock in 1998 ..          8,000              --
      Subordinated  notes, bearing interest at 15
      percent, due and repaid in full in June 1998 ..........            750              --
      Miscellaneous notes payable ...........................            752              11
                                                                    --------        --------
                                                                      23,793          19,195
                                                                    --------        --------
                Less:  Current portion ......................        (10,640)            (11)
                                                                    --------        --------
                                                                    $ 13,153        $ 19,184
                                                                    ========        ========


     During 1997, Rothenberg Health Systems, Inc. (see Note 12) converted certain promissory ($5,000,000) and junior promissory ($3,700,000) notes aggregating $8,700,000, along with accrued interest of $878,000 to contributed capital.

     During 1998, Pyramid Health Group, Inc. (see Note 12) converted certain subordinated notes ($8,000,000) to common stock in connection with the acquisition by the Company. Accrued interest of $4.5 million relating to the subordinated notes was repaid by the Company during 1998.

     In April 1998, the Company completed an offering of $115 million principal amount of Convertible Subordinated Debentures, including the underwriters' over-allotment option. The debentures are due May 1, 2005 and bear interest at
5.25 percent per annum. The Debentures are convertible into common stock at any time prior to the redemption or final maturity, initially at the conversion price of $33.25 per share (resulting in an initial conversion ratio of 30.075 shares per $1,000 principal amount). Net proceeds to the Company from the offering were $110,827,000.

5.  CAPITAL AND OPERATING LEASE OBLIGATIONS

     The Company leases its headquarters and certain other facilities under operating leases and a portion of its equipment under capital lease arrangements. The minimum future lease payments required under the Company's capital and operating leases at December 31, 1998 are as follows (in thousands):

                                                            CAPITAL       OPERATING
                                                            LEASES          LEASES
                                                           -------        ---------
          1999 .....................................       $   204        $ 4,904
          2000 .....................................           173          4,408
          2001 .....................................            47          3,262
          2002 .....................................            29          2,626
          2003 .....................................            --          1,605
          Thereafter ...............................            --          3,327
                                                           -------        -------
               Total minimum payments ..............           453        $20,132
                                                                          =======
          Interest on capital lease obligations at a
          rate of 8.5 percent ......................          (102)
                                                           -------
          Net minimum principal payments ...........           351
          Current maturities .......................          (146)
                                                           -------
                                                           $   205
                                                           =======


     Rental expense was approximately $2,645,000, $3,245,000 and $3,310,000 for fiscal 1996, 1997 and 1998, respectively.

6.  BRIDGE FINANCING

     In January 1996, the Company entered into a bridge loan agreement with certain preferred stockholders of the Company (the "Bridge Investors"), pursuant to which such Bridge Investors loaned an aggregate of $3,869,160 to the Company. In addition, the Bridge Investors were issued warrants to purchase an aggregate of 957,376 shares of Common Stock at a purchase price of $3.75 per share. The warrants were partially exercised into 240,960 and 430,705 shares of Common Stock during 1997 and 1998, respectively. The remaining warrants expire on January 31, 2001. In June 1996, the notes issued in connection with the Bridge Loan Agreement were converted into an aggregate of 734,000 shares of Series B Preferred Stock. The 250,653 shares of the Company's Series A Preferred Stock issuable under the exchange agreement discussed in Note 7 were issued at the time of the conversion of notes into Series B Preferred Stock. The proceeds from the Bridge Financing were used to pay down a portion of the amounts payable to the sellers of Healthcare Design Systems, which was acquired by the Company in December 1995.

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

     Warrants

     In connection with a bridge financing in 1994, the Company issued warrants to purchase 16,000 shares of Series A Preferred Stock at $4.79 per share. These warrants were partially exercised into 5,313 shares of Common Stock during 1997. The remaining warrants expire on September 29, 1999. The value of the warrants at the date of issuance was nominal; therefore, no value was assigned to the warrants for accounting purposes.

     In connection with a line of credit arrangement the Company entered into during 1996, which has since expired, the Company issued a warrant to purchase common stock. The warrant was exercised into 7,663 shares of common stock during 1998.

     In connection with the acquisition of the minority interest in Medicus in May 1998, a former officer and director of Medicus exercised a warrant to purchase 67,503 shares of common stock of the Company.

     In addition, Medicus issued a warrant to purchase 100,000 shares of common stock to an unaffiliated entity at $7.80 per share. The warrant is exercisable anytime prior to March 1999. In connection with the acquisition of the remaining
43.3 percent minority interest in Medicus in May 1998, the warrant was exercised into 100,000 shares of common stock of the Company.

8.  COMMON STOCK

     In September 1994, the Company entered into consulting arrangements with two individuals pursuant to which each individual was issued warrants to purchase 17,000 shares of Common Stock at a purchase price of $4.79 per share. These warrants were exercised for shares of Common Stock during 1997.

     In October 1995, the Company entered into a joint development arrangement with another software company pursuant to which the Company issued a warrant to purchase 28,560 shares of Common Stock at a purchase price of $5.25 per share. The warrant was partially exercised for 18,984 shares of Common Stock during 1997. The remaining warrants expire on June 25, 2001.

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

     In 1998, the Board of Directors and Stockholders of the Company approved to increase the authorized shares of common stock from 20,000,000 to 50,000,000. In June 1996, the Company effected a l-for-25 reverse stock split. The accompanying financial statements have been restated to reflect this increase in authorized shares and the reverse stock split.

     In November 1998, the Company issued 237,0000 shares of restricted common stock with a fair market value of $16.625 to certain officers of the Company. In connection with the common stock issuance, the Company recorded deferred compensation for

$3,940,000, representing the intrinsic value of the restricted common stock at the date of issuance which will be amortized over the vesting period of five years.

9.  STOCK OPTION AND PURCHASE PLANS

     Stock Option Plans

     1986 Stock Option Plan

     Under the Pyramid Health Group, Inc. ("Pyramid") 1986 Employee Stock Plan ("the 1986 Plan"), options could be granted to key employees, directors and consultants. The 1986 Plan provided for the issuance of Nonqualified Stock Options only. The options, option prices, dates of grant and number of shares granted were determined by the Board of Directors, although options could not be granted at prices less than 85 percent of the fair market value of the Company's common stock. Options vested 26 percent at the first year anniversary of the date of grant and 2% each month thereafter. Options under the 1986 Plan expire five years from the date of grant. The 1986 Plan was terminated on March 31, 1997.

     1997 Stock Option Plans

     In 1997, Pyramid adopted the 1997 Stock Option Plan ("the 1997 Plan") whereby options may be granted to employees, directors and consultants. The 1997 Plan is administered by the Board of Directors or a committee thereof. The 1997 Plan provides for the issuance of incentive stock options to employees and nonqualified stock options to employees and consultants. A total of 325,228 shares have been reserved for issuance under the 1997 Plan. The 1997 Plan expires on March 31, 2007, unless terminated earlier by the Board of Directors. The exercise price of all incentive stock options granted to employees who would be 10 percent shareholders in the Company must not be less than 110 percent of the fair market value of the shares on the grant date. If granted to any other employee, the exercise price of the incentive stock options must not be less than the fair market value of the shares on the grant date. The exercise price for nonqualified stock options to a person who is a 10 percent shareholder of the Company must not be less than 110 percent of the fair market value of the stock on the date of grant. The exercise price for nonqualified stock options to any other person must not be less than 85 percent of the fair market value of the shares on the date of grant. The options are generally granted for a ten-year term. Options vest 20 percent at the first anniversary of the date of grant and 1.67 percent each month thereafter. No shares were exercisable under the 1997 Plan at December 31, 1997. There were 308,362 shares available for grant under the 1997 Plan at December 31, 1997. The 1997 Plan has been merged into the Company's Option Plan during 1998.

     Under the Company's 1994 Stock Option Plan and its successor plan, the 1996 Stock Incentive Plan, which became effective in October 1996 (collectively, the "Option Plan"), the Board of Directors may grant incentive and nonqualified stock options to employees, directors and consultants. The exercise price per share for an incentive stock option cannot be less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value on the date of grant. Option grants under the Option Plan generally expire ten years from the date of grant and generally vest over a four-year period. Options granted under the Option Plan are exercisable subject to the vesting schedule. As of December 31, 1998, a total of 3,085,463 shares of Common Stock have been authorized by the Company's stockholders for grant under the Option plan.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for the awards calculated in accordance with the method prescribed by SFAS No. 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below (in thousands, except per share amounts):


                                                                       1996                1997              1998
                                                                   -----------        -----------        -----------
          Net loss ............................  As reported       $    (4,324)       $   (33,938)       $   (18,610)
                                                 Pro forma         $    (4,904)       $   (35,693)       $   (31,248)
          Basic and diluted net loss
            per share .........................  As reported       $     (0.51)       $     (2.56)       $     (0.98)
                                                 Pro forma         $     (0.58)       $     (2.70)       $     (1.64)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions as of December 31, 1997 and 1998:

                                                           1997               1998
                                                        ----------         ------------
          Expected dividend yield ..........                  0.0 %               0.0 %
          Expected stock price volatility...                 73.0 %              77.5 %
          Risk-free interest rate ..........            5.50%-5.54%               4.74%
          Expected life of options .........             4.5 years          6.82 years


     The weighted average fair value of options granted during 1996, 1997, and 1998 was $8.41, $13.14 and $23.99 per share, respectively. Option activity under the option plans is as follows:


                                                                       OPTIONS OUTSTANDING
                                                                  ----------------------------
                                                                                      WEIGHTED
                                               AVAILABLE                              AVERAGE
                                                  FOR             NUMBER OF           EXERCISE
                                                 GRANT             SHARES              PRICE
                                               ---------          ---------          ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
          Balance, December 31, 1995               115                654             $ 2.88
              Authorized ...........               830                 --                 --
              Granted ..............              (247)               415               8.41
              Exercised ............                --                (63)              2.13
              Canceled .............                39               (103)              3.80
                                                ------             ------             ------
          Balance, December 31, 1996               737                903               9.88
                                                ------             ------             ------
              Authorized ...........               767                 --                 --
              Granted ..............            (1,523)             1,577              13.14
              Exercised ............                --               (115)              3.87
              Canceled .............               251               (365)             11.22
                                                ------             ------             ------
          Balance, December 31, 1997               232              2,000              10.70
                                                ------             ------             ------
              Authorized ...........               767                 --                 --
              Granted ..............              (915)             1,367              23.99
              Exercised ............                --               (366)             11.78
              Canceled .............               163               (163)             14.11
                                                ------             ------             ------
          Balance, December 31, 1998               247              2,838             $16.77
                                                ======             ======             ======


     The following table summarizes information about stock options outstanding at December 31, 1998:


                                       OPTIONS OUTSTANDING                                             OPTIONS EXERCISABLE
                                ------------------------------------                              -------------------------------
                                   NUMBER               WEIGHTED             WEIGHTED               NUMBER               WEIGHTED
                                OUTSTANDING              AVERAGE             AVERAGE              EXERCISABLE            AVERAGE
    RANGE OF                      AS OF                 REMAINING            EXERCISE                AS OF              EXERCISE
 EXERCISE PRICES                 12/31/98           CONTRACTUAL LIFE          PRICE                 12/31/98              PRICE
-----------------               -----------         ----------------        ---------             -----------           ---------
  $0.11 - $ 2.50                   97,235                  6.29             $    0.19                85,429             $    0.13
       $3.75                      145,725                  4.98             $    3.75               113,149             $    3.75
  $3.76 - $ 8.30                  149,396                  6.09             $    7.20                82,831             $    7.06
  $8.34 - $9 13                   409,378                  7.71             $    8.93               137,975             $    8.94
       $9.63                      159,161                  7.30             $    9.63                51,778             $    9.63
 $11.07 - $11.50                  335,865                  6.67             $   11.50               178,937             $   11.50
 $12.00 - $17.19                  132,876                  6.45             $   14.81                67,813             $   14.73
 $17.97 -.$18.60                  158,643                  7.17             $   18.22               141,861             $   18.25
 $19.14 - $26.26                  921,232                  8.25             $   22.94               101,242             $   22.33
 $27.00 - $39.16                  328,910                  9.03             $   33.16                 8,910             $   33.37
----------------                ---------             ---------             ---------             ---------             ---------
 $ 0.11 - $39.16                2,838,421                  7.53             $   16.77               969,925             $   11.29
================                =========             =========             =========             =========             =========

     Stock Purchase Plan

     The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors in June 1996. A total of 200,000 shares of Common Stock has been reserved for issuance under the Purchase Plan. The Purchase Plan will enable eligible employees to designate up to 10% of their compensation for the purchase of stock. The purchase price is 85% of the lower of the fair market value of the Company's Common Stock on the first day or the last day of each six-month purchase period. During the years ended December 31, 1997 and 1998, 13,580 and 37,310 shares of common stock were issued under the plan for an aggregate purchase price of $135,000 and $467,000, respectively.

10.   RELATED PARTY TRANSACTIONS

     The Company, through the acquisition of Rothenberg Health Systems, Inc., assumed a long-term agreement expiring in 2010 to provide management services to Physical Therapy Provider Network, Inc. ("PTPN"), an affiliated entity. Under the terms of the agreement, the Company provides PTPN with management services, employees and facilities and incurs other operating costs on behalf of PTPN. All employee, facility and other operating costs are directly reimbursed by PTPN. The Company also receives a 50 percent share of PTPN's net income before taxes, which is shown in other income (expense) in the statement of operations. Direct costs incurred by the Company and reimbursed by PTPN were $879,000, $965,000 and $988,000 in 1996, 1997 and 1998, respectively.

11.   EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(k) Savings Plan (the "Plan"). All eligible employees can participate in the Plan. Under the terms of the Plan, employees may elect to contribute 1% to 15% of their pre-tax compensation to the Plan. Employee contributions are 100% vested at all times. The Company may make discretionary contributions to the Plan, which vest annually over a four-year vesting period. There were no contributions made to the Plan in 1996 and $72,000 and $194,000 was contributed by the Company in 1997 and 1998, respectively.

     In connection with the acquisition of Rothenberg Health Systems, Inc. in December 1997, the Company assumed Rothenberg's 401(k) Savings Plan (the "Rothenberg Plan"). Pursuant to the Rothenberg Plan, employees may elect to defer up to 10 percent of their pre-tax compensation to the Plan. The Company may make matching contributions up to 25 percent of the employees' contribution. For the years ended December 31, 1996 and 1997, the Company made contributions of $36,000 and $72,000, respectively. Employees vest in company contributions based on their years of service. Partial vesting begins after two years of continuous employment. In addition, the Company, at its discretion, contributes amounts to a profit sharing pool. These amounts are allocated to the accounts of eligible employees principally based on the proportion that each eligible employee's compensation bears to the total compensation of all eligible employees. The contribution is determined yearly by the Board of Directors of Rothenberg based on its performance and profitability. The Company accrued contributions to the profit sharing pool of $75,000 and $126,000 for the years ended December 31, 1996 and 1997, respectively. Twenty percent of the amount allocated to an employee for a given year vests immediately if the employee has two years of service with the Company or, if the employee does not have two years of service, after two years of service with the Company. The remaining amount allocated vests at a rate of 20 percent for each additional year so that the Company's contributions are fully vested four years after the date of vesting of the first 20 percent. Notwithstanding the foregoing, the Company's contributions immediately vest when the employee reaches age 65 or upon the death or permanent disability of the employee while employed. The Company plans to transition the Rothenberg Plan into the Company's Plan during 1998.

     As a result of the acquisition of 56.7 percent of Medicus Systems Corporation in November 1997, eligible employees of that Company may participate in Medicus' 401(k) Savings Plan (the "Medicus Plan"). The Medicus Plan has substantially the same terms and conditions as the Company's Plan. The Medicus Plan was transitioned into the Company's Plan during 1998.

12.   ACQUISITIONS

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

     In April 1997, the Company acquired Healthcare Recovery, Inc., a successor in interest to the Synergy Companies doing business as Synergy HMC. The aggregate purchase price was $3,400,000, consisting of $1,400,000 in cash and 181,855 shares of Common Stock (the aggregate fair market value of which was $2,000,000). The Company also repaid $1,700,000 in indebtedness of Synergy HMC. In connection with the acquisition, the Company recorded $4,900,000 of intangibles, which primarily included customer lists that are being amortized ratably over a seven year period.

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

     In November 1997, Pyramid acquired all the outstanding capital stock of Microport Applications, Inc. ("Microport") in exchange for shares of common stock. The acquisition was accounted for as a purchase. In connection with this acquisition, Pyramid recorded intangible assets of approximately $300,000.

     In December 1997, the Company acquired all of the outstanding capital stock of Fleming SoftLink Systems, Inc. ("SoftLink") in exchange for 110,857 shares of Common Stock, of which 11,086 shares of Common Stock were placed into escrow for a period of one year under the terms and conditions of the acquisition agreement. The acquisition was accounted for as a pooling of interests. Upon closing of acquisition, the assets and liabilities of SoftLink were recorded at net book value and consisted primarily of accounts receivable, accrued liabilities and, to a lesser extent, deferred revenue. The accompanying consolidated financial statements have been restated to reflect the acquisition of SoftLink on a pooling of interests basis.

     In December 1997, the Company acquired all of assets and assumed all of the liabilities of RHP, and acquired and merged with its two wholly owned subsidiaries Resource Holdings, Ltd. ("RHL") and FRA Acquisitions Inc. ("FRA") (collectively doing business as "Rothenberg Health Systems, Inc."). The mergers were completed pursuant to an Acquisition Agreement and Plan of Merger (the "Acquisition Agreement"). The Company issued 1,588,701 shares of its Common Stock, of which 155,014 were placed into escrow for a period of one year under the terms and conditions of the Acquisition Agreement, in exchange for all of the capital stock of RHL and FRA. The acquisition was accounted for as a pooling of interests. The accompanying consolidated financial statements have been restated to reflect the acquisition of RHL and FRA on a pooling of interests basis. Upon closing of the acquisition, the assets and liabilities of Rothenberg Health Systems, Inc. were recorded at net book value and consisted primarily of cash, accounts receivable and accrued liabilities.

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

     In November 1997, the Company acquired 3,111,105 shares of Common Stock of Medicus Systems Corporation ("Medicus") or 56.7 percent of the then issued and outstanding shares of Medicus Common Stock from certain selling stockholders. Pursuant to individual stock purchase agreements (the "Stock Purchase Agreements"), the Company agreed to pay the selling stockholders $7.50 per share, in cash and a note payable, together with a warrant ("Warrant") entitling the selling stockholders to acquire 0.3125 shares of QuadraMed Common Stock for each share of Medicus Common Stock sold at a price of $24 per share subject to adjustments and certain limitations. The consideration paid by the Company to selling stockholders in November 1997 was approximately $21,700,000 in cash and a note payable for approximately $1,600,000 to a selling stockholder which was due and repaid by the Company in January 1998, plus Warrants to purchase an aggregate of 972,220 shares of QuadraMed Common Stock at $24 per share.

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

     Minority interest as of December 31, 1997 of $658,000 represents the remaining 43.3 percent interest in the net assets and liabilities of Medicus attributable to the minority stockholders. The Company completed the merger with Medicus in the second quarter of 1998. Accordingly, the minority interest was classified as a current liability in the accompanying December 31, 1997 consolidated balance sheet.

     In May 1998, the Company completed its acquisition of Medicus by purchasing the remaining 43.3% interest in Medicus. The Company allocated the remaining 43.3% purchase price based on the estimated fair value of the assets and liabilities assumed. Approximately $4.8 million of the total intangibles was assigned to acquired in-process research and development. The remaining intangible balance will be amortized over a 7 year average period.

     In January 1998, the Company acquired entities affiliated with InterLink Corporation for an aggregate purchase price of 65,224 shares of the Company's common stock, the aggregate fair market value of which was $1.5 million and approximately $1.7 million in cash and the extinguishment of notes receivable. In connection with this acquisition, which was accounted for as a purchase, the Company allocated the purchase price based upon the estimated fair value of the assets and liabilities assumed. Approximately $1.3 million of the total intangibles was assigned to acquired in-process research and development. The remaining balance will be written-off over a ten year period.

     In February 1998, the Company acquired Cabot Marsh Corporation for an aggregate purchase price of 382,767 shares of the Company's common stock, the market value of which was approximately $8.4 million and approximately $2.8 million in cash. In connection with this acquisition, which was accounted for as a purchase, the Company allocated the purchase price based upon the estimated fair value of the assets and liabilities assumed. Approximately $4.2 million of total intangibles was assigned to acquired in-process research and development. The remaining intangible balance will be amortized over a ten year average period.

     In March 1998, the Company acquired Velox Systems Corporation ("Velox") for an aggregate purchase price of 40,562 shares of the Company's common stock, the market value of which was approximately $1.4 million and approximately $3.1 million in cash. In connection with this acquisition, which was accounted for as a purchase, the Company allocated the purchase price based upon the estimated fair value of the assets and liabilities assumed. Approximately $1.5 million of the total intangibles was assigned to acquired in-process research and development. The remaining intangible balance will be amortized over a 7 year average period.

     In June 1998, the Company acquired all of the outstanding capital stock of Pyramid Health Group, Inc. ("Pyramid") in exchange for 2,740,000 shares of common stock of which 274,000 shares of common stock have been placed in escrow for a period of one year under the terms and conditions of the acquisition agreement. The acquisition was accounted for on a pooling of interests basis. The accompanying consolidated financial statements have been restated to reflect the acquisition of Pyramid on a pooling of interest basis.

     In September 1998, the Company acquired all the outstanding capital stock of Integrated Medical Networks, Inc. ("IMN") in exchange for 1,550,000 shares of common stock. The acquisition was accounted for on a pooling of interests basis. The accompanying consolidated financial statements have been restated to reflect the acquisition of IMN on a pooling of interests basis.

     In 1998, the Company acquired all of the outstanding capital stock of another healthcare company, in exchange for 507,000 shares of common stock of the Company. The acquisition was accounted for on a pooling of interests basis, but was not material to restate the consolidated financial statements.

     A reconciliation of the current consolidated financial statements with previously reported separate Company information for entities with which the Company has pooled is presented below:


                                     1996         1997          1998
                                  ---------     ---------     ---------
       Revenues:

       QuadraMed                  $  19,088     $  32,443     $  82,237
       Rothenberg and Softlink       10,043        12,483            --
       Pyramid and IMN               45,138        54,699        77,157
                                  ---------     ---------     ---------
         Consolidated             $  74,269     $  99,625     $ 159,394
                                  =========     =========     =========

       Net income (loss):

       QuadraMed                  $     153     $ (21,197)    $ (15,532)
       Rothenberg and Softlink       (1,111)       (4,437)           --
       Pyramid and IMN               (3,366)       (8,304)       (3,078)
                                  ---------     ---------     ---------
       Consolidated               $  (4,324)    $ (33,938)    $ (18,610)
                                  =========     =========     =========

     The unaudited pro forma results of operations of the Company, Synergy HMC, HRM and Medicus for the year ended December 31, 1997 are as follows (in thousands):

                                                       PRO FORMA
                                                        COMBINED
                                                       ----------
               Revenues                                $ 118,941
               Net loss                                $ (20,083)
               Basic and diluted net loss per share    $   (1.52)

     The unaudited pro forma results of operations of the Company, Cabot Marsh and Velox for the year ended December 31, 1998 are as follows (in thousands):

                                                        PRO FORMA
                                                        COMBINED
                                                       ----------
               Revenues                                $ 161,147
               Net loss                                $ (12,175)
               Basic and diluted net loss per share    $   (0.64)

13.  DISCONTINUED OPERATIONS

     In March 1997, Pyramid, a subsidiary acquired in a pooling of interest basis, spun-off a subsidiary to its stockholders by distributing all of the subsidiary's capital stock in the form of a one-for-one stock dividend. To reflect this distribution, the $3,684,000 fair value of the net assets of the discontinued operations was charged against the Company's accumulated deficit and has been reflected as a discontinued operation in the accompanying consolidated financial statements.

14.  CONTINGENCIES

     In 1996 and 1997, Pyramid settled certain litigation related to copying charges in various states. Pyramid is currently, and may be in the future, a party to pricing related litigation in other states. Pyramid has estimated its exposure for such litigation, and has accrued such costs at December 31, 1997 and 1998, respectively.

     From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of December 31, 1998, the Company was not a party to any legal proceedings which, if decided adversely to the Company, would, individually or in the aggregate, have a material adverse effect on the Company's business, financial condition or results of operations.

15.  INCOME TAXES

     The Company has accounted for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," since its inception. SFAS No. 109 provides for an asset and liability approach to accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable. The Company had incurred net operating losses in each year through December 31, 1998.

     The components of the net deferred tax asset are as follows (in thousands):


                                                                               YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------------
                                                                      1996             1997            1998
                                                                   ----------      -------------     --------
                                                                    (RESTATED)      (RESTATED)
                                                                   (SEE NOTE 12)   (SEE NOTE 12)
          Deferred tax assets:
              Net operating loss carryforwards ...............       $  3,827        $  8,709        $  6,180
              Accruals and reserves ..........................          3,730           6,083           5,559
              Writeoff of acquired research and development in
                 process .....................................          2,764           2,452           3,270
                                                                     --------        --------        --------
                                                                       10,321          17,244          15,009
                                                                     --------        --------        --------
          Deferred tax liabilities:
              Depreciation ...................................            301             396             469
              Intangible assets ..............................             --             582             485
                                                                     --------        --------        --------
                                                                          301             978             954
                                                                     --------        --------        --------
          Net deferred tax asset before allowance ............         10,020          16,266          14,055
          Valuation allowance ................................        (10,020)        (16,266)        (14,055)
                                                                     --------        --------        --------

              Net deferred tax asset .........................       $     --        $     --        $     --
                                                                     ========        ========        ========

     The significant components of the provision for income taxes are as follows (in thousands):

                                            1996           1997           1998
                                          -------        -------        -------
          Current:
               Federal ............       $    --        $   970        $ 3,563
               State ..............            --            166            629
                                          -------        -------        -------
               Total current ......            --          1,136          4,192
          Deferred:
                Federal ...........           642         (1,312)         1,879
                State .............           107           (249)           332
                                          -------        -------        -------
                Total deferred ....           749         (1,561)         2,211
                Change in valuation
                allowance, net of
                the effect of
                acquisitions ......          (602)         1,561         (2,211)
                                          -------        -------        -------
                                          $   147        $ 1,136        $ 4,192
                                          =======        =======        =======

     Reconciliation of the provision for income taxes computed at the statutory rate to the effective tax rate are as follows:

                                                  1996        1997        1998
                                                  ----        ----        ----
          Federal income tax rate ..........       (34)%       (34)%       (34)%
          Change in valuation allowance ....        34           6          (7)
          Write off of acquired research ...
               and development in process ..        --          27          53
          Other ............................         1           4          --
          Alternative minimum tax ..........        --           1           1
                                                   ---         ---         ---
                                                     1%          4%         13%
                                                   ===         ===         ===

     A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset including the limited operating history of the Company.

     As of December 31, 1998, the Company had net operating loss carryforwards for Federal and state income tax reporting purposes of approximately $16,500,000 and $9,300,000, respectively. These carryforwards expire in various periods from 2010 to 2012. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss and research and development credit carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interest.

16.  DISTRIBUTOR AGREEMENT

     In 1997, Pyramid entered into a distributor agreement with a software company whereby the other company granted Pyramid a non-exclusive, non-transferable right to reproduce, market and license certain of the other company's software to Pyramid's customers. The initial term of the agreement is two years. Under the terms of the agreement, Pyramid agreed to a minimum purchase of software having a value of $2.5 million. Pyramid had not sold any software to its customers as of December 31, 1997 and does not expect to meet the $2.5 million minimum purchase commitment. The Company recorded a loss contingency of $2.5 million in 1997.

17.  SEGMENT REPORTING

     In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which was adopted by the Company for the fiscal year ended December 31, 1998. This statement establishes standards for reporting selected segment information quarterly and to report entity-wide disclosures about products and services, geographic areas and major customers.

     The Company reported on two operating segments in 1998: the Business Office Division (BO) and Health Information Management (HIM) Division. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The Company does not track long-lived assets by segment and therefore related disclosures are not relevant and are not presented.

     The Company's reportable segments are strategic business units that offer different products and services. Each segment, with its own unique position in the healthcare technology marketplace, yields individual technology and service criteria. The Company's business lines in the Business Office Division target a provider's chief financial officer as the primary buyer. The divisions' solutions address the complex administrative and financial management demands placed on healthcare organizations today, providing the technology and expertise to increase cash flow and reduce administrative costs. The division is comprised of the following product and service categories: decision support, patient-focused solutions, electronic business office, managed care, executive information systems and business office outsourcing.

     QuadraMed's Health Information Management (HIM) division's business lines primarily target medical records directors, as well as chief financial officers throughout the provider system. The division is comprised of the following products and services: coding and abstracting, compliance, document imagining and workflow, and HIM outsourcing and consulting.

     Less than 5% of the Company's revenues were generated from Canada. For the year ended December 31, 1998, the following table reports selected segment information required by SFAS No. 131:

                                             BO            HIM             TOTAL
                                          --------       --------        --------
License revenues                          $ 52,797       $ 21,858        $ 74,655
Service revenues                            26,209         58,530          84,739
                                          --------       --------        --------
Total revenues                              79,006         80,388         159,394

Interest income                              5,766             62           5,828
Interest expense                             4,668          1,577           6,245
                                          --------       --------        --------
Interest income (expense), net               1,098         (1,515)           (417)

Depreciation & amortization expense          2,999          6,822           9,821
Provision for income taxes                   2,155          2,037           4,192
Segment earnings                             1,391        (20,001)        (18,610)
Segment assets                            $185,753       $ 55,133        $240,886

18.  SUBSEQUENT EVENTS

     In February 1999, the Company entered into a definitive agreement to acquire The Compucare Company. The Company will acquire all of the outstanding capital stock of The Compucare Company in exchange for approximately 3,000,000 shares of common stock. The acquisition is expected to be accounted for on a pooling of interests basis.

19.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS/SUPPLEMENTARY FINANCIAL
     INFORMATION

     Subsequent to the Securities and Exchange Commission's letter to the AICPA dated September 9, 1998, regarding its views on in-process research and development ("IPR&D") the Company re-evaluated its IPR&D charges on its 1998 acquisitions. The amounts allocated to IPR&D and intangible assets in the first and second quarters of 1998 were based on accepted appraisal methodologies used at the time of the allocations. Since that time, the SEC provided new guidance with respect to the valuation of intangible assets in purchase business combinations, including, IPR&D. In response to this new guidance, the Company elected to retroactively adjust the amount of intangibles assigned to acquired IPR&D related to these acquisitions. The Company reduced its estimate of the amount allocated to IPR&D for these acquisitions by $18.2 million from the $32.7 million previously reported in the first, second, and third quarters of 1998 to $14.5 million. Amortization of intangibles increased $952,000 for the nine months ended September 30, 1998, related to the amended amounts for the IPR&D.

     Company management believes that the amended IPR&D charge of $14.5 million is valued consistently with the SEC staff's current views regarding valuation methodologies. There can be no assurance, however, that the SEC will not take issue with any of the assumptions used in the Company's allocations and require the Company to further revise the amount allocated to IPR&D. The Company amended its quarterly earnings on Form 10-Q for the first, second, and third quarters of 1998 (see below). The following table depicts the adjustments made to the values ascribed to IPR&D during the year ended December 31, 1998 (in thousands):

          ACQUISITION                        AS REPORTED    AS RESTATED
          Velox                                $ 4,800        $ 1,500
          Cabot Marsh                            6,200          4,200
          Medicus (43.3%)                       17,146          4,763
          Other acquisitions                     4,585          4,031
                                               -------        -------
          Total                                $32,731        $14,494
                                               =======        =======



                                                      (in thousands, except per share data)

                                  As Reported   As Amended   As Reported   As Amended    As Reported     As Amended
For the quarters ended:            March 31,     March 31,    June 30,      June 30,    September 30,   September 30,
Total Revenues                    $17,086       $17,086      $ 34,384      $34,384        $43,794         $43,794
Net Loss                           (9,441)       (4,141)      (19,860)      (7,245)        (3,880)         (4,510)
Basic and Diluted Net
  Loss Per Share                   $(0.77)       $(0.34)     $  (1.23)     $ (0.45)       $ (0.20)        $ (0.24)


                                 EXHIBIT INDEX

23.1    Consent of Arthur Andersen LLP, Independent Public Accountants.

23.2    Consent of Deloitte & Touche LLP, Independent Auditors.

24.1    Power of Attorney (set forth in the signature page hereto).

27.1    Financial Data Schedule for the Year Ended 12/31/1998.