Form 10-K/A
period 1998-12-31
QUADRAMED CORP
filed 1999-04-30
CIK 1018833

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

           1003 W. CUTTING BLVD., SUITE 2, RICHMOND, CALIFORNIA, 94804 (Address of Principal Executive Offices, including Zip Code)

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

                                 AMENDMENT NO. 1

        The undersigned Registrant hereby amends Items 10, 11, 12, 13 and 14 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and files such amended Items herewith.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following sets forth certain information concerning the Company's directors and executive officers, as of March 31, 1999:


     NAME                 AGE                                POSITION
     ----                 ---                                --------
James D. Durham            52   Chairman of the Board and Chief Executive Officer
John V. Cracchiolo         42   President and Chief Operating Officer
Patrick Ahearn             45   Executive Vice President and President, Business Office Group
Andrew J. Hurd             35   Executive Vice President and President, Health Information Management Group
Keith M. Roberts           34   Executive Vice President, Chief Financial Officer, General Counsel
                                and Assistant Secretary
Bernie J. Murphy           33   Vice President, Finance and Chief Accounting Officer
Albert L. Greene           49   Director
Kenneth E. Jones(2)        52   Director
Joan P. Neuscheler(1)(2)   38   Director
Thomas F. McNulty(1)       60   Director
Cornelius T. Ryan(2)       67   Director

(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee


BACKGROUND

        James D. Durham serves as the Company's Chairman of the Board and Chief Executive Officer. Mr. Durham founded the Company in September 1993 when he became its President and Chief Executive Officer and a director. In May 1996, Mr. Durham became Chairman of the Board. From November 1992 to December 1993, Mr. Durham served as the Chief Executive Officer of Trim Healthcare Systems, Inc., a reimbursement consulting services company. From April 1992 to April 1993, Mr. Durham served as Chief Executive Officer of Care Partners, Inc., an accounts receivable processing and funding company cofounded by Mr. Durham. From February 1986 until its acquisition by Ameritech in February 1992, Mr. Durham served as President and Chief Executive Officer of Knowledge Data Systems, Inc., a health care information systems company. Mr. Durham holds a B.S. with honors in

Industrial Engineering from the University of Florida and an M.B.A. with an emphasis in Finance from the University of California, Los Angeles and is a Certified Public Accountant.

        John V. Cracchiolo serves as the Company's President and Chief Operating Officer. Mr. Cracchiolo joined the Company in May 1995 as its Executive Vice President, Chief Financial Officer and Secretary. In May, 1998, he was promoted to President and Chief Operating Officer. Prior to joining the Company, Mr. Cracchiolo worked for PSICOR, Inc., a health care services company, serving as its Chief Financial Officer from February 1993 to May 1995, and its corporate Controller from May 1989 to February 1993. Previously, Mr. Cracchiolo worked in various management positions for software, hardware, defense contractor and personnel and professional services organizations within health care and other industries. Mr. Cracchiolo holds a B.S. in Business Administration from California State University, Long Beach and is a Certified Public Accountant.

        Patrick Ahearn, President of the Company's Business Management Group, joined the Company in October 1998. Before joining the Company, Mr. Ahearn was Chief Financial and Chief Information Officer at the Medical Center at Princeton, New Jersey, a non-profit teaching integrated delivery network. In addition to his financial and information system responsibilities, he was involved in the development of the Medical Center's Physician Hospital Organization (PHO), Medical Services Organization (MSO), its real estate company and its for-profit ventures. Prior to his experience at Princeton, Mr. Ahearn worked in New York City for a CPA firm, Pannell Kerr Forster. His experience was almost exclusively in the healthcare arena and included both the audit and consulting aspects of the practice. Mr. Ahearn received a Bachelors of Business Administration from Iona College, New York.

        Andrew D. Hurd serves as President of the Company's Health Information Management Group. Mr. Hurd joined the Company in January 1998 as Executive Vice President, Business Development. In January, 1999, he was promoted to
President of the Health Information Management Group. From November 1995 to January 1998, Mr. Hurd was Vice President, Health Care Financial Services at National Data Corporation, an EDI company. From 1988 to November 1995, Mr. Hurd was the Vice President and General Manager of Amsco International. Mr. Hurd holds a B.A in Marketing and a B.S in Business Administration from Northern Arizona University.

        Keith M. Roberts serves as the Company's Executive Vice President, Chief Financial Officer, General Counsel and Assistant Secretary. Mr. Roberts joined the Company in March 1997 as Vice President and General Counsel and became Executive Vice President, General Counsel and Assistant Secretary in February 1998. From May 1995 to March 1997, Mr. Roberts was an associate of Brobeck, Phleger & Harrison LLP, a private law firm. From September 1992 to May 1995, Mr. Roberts was an associate of Hale & Dorr, a private law firm. Mr. Roberts holds a J.D. from Stanford Law School and a B.A. in Economics and Philosophy from the University of Rochester.

        Bernie J. Murphy serves as the Company's Vice President, Finance and Chief Accounting Officer. Mr. Murphy joined the Company in June 1996 as Corporate Controller. In February 1998, Mr. Murphy became the Company's Vice President, Finance and Chief Accounting Officer. From July 1988 to June 1996, Mr. Murphy worked at Arthur Andersen LLP, where he served as a manager in the audit practice for the last three years of employment with that firm. Mr. Murphy holds a B.S. in Business Administration from the University of San Francisco and is a Certified Public Accountant.

        Albert L. Greene has been a director of the Company since May 1997.
Mr. Greene is currently the President and Chief Executive Officer of HealthCentral.com, an online consumer health information service. Previously, Mr. Greene was the Chief Executive Officer of Sutter Health East Bay, a health care delivery system and the parent company of Alta Bates Health System, from June 1996 until September 1998. From May 1990 until March 1998, Mr. Greene served as the President and Chief Executive Officer of Alta Bates Medical Center, a 527-bed acute care hospital located in Berkeley, California. From January 1996 until March 1998, Mr. Greene also served as the President and Chief Executive Officer of Alta Bates Health System, the parent company of Alta Bates Medical Center. Mr. Greene has served as an executive in hospital administration since 1979, most recently as the President of Sinai Samaritan Medical Center in Milwaukee, Wisconsin from 1988 to 1990. Mr. Greene received a masters of hospital administration at the University of Michigan, and is presently a diplomat of the American College of Healthcare Executives and a member of the American Hospital Association. Mr. Greene is also chair-elect of the California Healthcare Association, a member of the board of directors of Acuson Corporation, a manufacturer and provider of medical diagnostic ultrasound systems, and a member of the board of directors of several other privately held hospitals and hospital associations.

        Kenneth E. Jones has been a director of the Company since May 1997. Mr. Jones has been the Chairman of the Board and Chief Executive Officer of Globe Wireless, a provider of marine communications services, since 1990. Mr. Jones has also held various senior management positions with other companies, including President and Chief Executive Officer of Ditech Corporation, a telecommunications company, President and Chief Executive Officer of Automated Call Processing Corporation, a telecommunications company, President and Chief Executive Officer of ClausenKoch Company, a producer of canned meat products and Vice President and Chief Financial Officer of Hills Bros. Coffee, Inc., a producer of coffee. Mr. Jones holds a B.S. in Chemical Engineering from the University of Nebraska and an M.B.A. from Harvard University.

        Joan P. Neuscheler has been a director of the Company since March 1994. Ms. Neuscheler has been a general partner of Tullis-Dickerson Partners, a venture capital firm, since September 1992, and the President and Chief Financial Officer of Tullis-Dickerson & Co., Inc. since April 1989. Tullis-Dickerson Partners is the general partner of Tullis-Dickerson Capital Focus, L.P. Ms. Neuscheler is also a director of several privately held companies.

        Thomas F. McNulty has been a director of the Company since October 1994. Mr. McNulty has served as Senior Vice President, Chief Financial Officer and Treasurer of Henry Ford Health Systems, an integrated delivery system, since 1983. Mr. McNulty is also a director of several privately held companies and charitable organizations. Mr. McNulty holds a B.A. in management from DePaul University.

        Cornelius T. Ryan has been a director of the Company since March 1995. Mr. Ryan has been a general partner of Oxford Partners since 1981 and of OBP Management L.P., and OBP Management (Bermuda) Limited Partnership since 1992. OBP Management L.P. and OBP Management (Bermuda) Limited Partnership are the general partners of Oxford Bioscience Partners L.P. and Oxford Bioscience Partners (Bermuda) Limited Partnership, respectively. Mr. Ryan is also a director of several privately held companies. Mr. Ryan holds a Bachelor of Commerce in Economics from the University of Ottawa, and an M.B.A. from the University of Pennsylvania.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, "Insiders"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that no Form 5s were required for those persons, the Company believes that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 1998 were met in a timely manner by its directors, executive officers, and greater than ten percent beneficial owners except that (i) each of Messrs. Durham, Cracchiolo, Hurd and Roberts did not file a timely Form 5 with respect to the stock bonus awards made to them in October 1998 and (ii) Mr. Ahearn who failed to file a Form 3 to report his beneficial ownership upon becoming an Insider in November 1998.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

        The following table sets forth certain information regarding the compensation earned during the last three fiscal years by (i) the Company's Chief Executive Officer and (ii) each of the four other most highly compensated executive officers of the Company serving as such as of the end of the last fiscal year whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities to the Company and its subsidiaries. Such individuals will be hereafter referred to as the "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE

                                  ANNUAL COMPENSATION          LONG-TERM COMPENSATION
                                  -------------------      -------------------------------
                                                           RESTRICTED        SECURITIES
   NAME AND PRINCIPAL    FISCAL                              STOCK           UNDERLYING       ALL OTHER
        POSITION          YEAR     SALARY       BONUS        AWARDS       OPTIONS/WARRANTS   COMPENSATION
   ------------------    ------    ------       -----      ----------     ----------------   ------------
James D. Durham........   1998   $275,000     $412,500   $1,862,000(5)         300,000        $3,000(8)
   Chairman of the        1997    225,000      100,000           __            305,000            __
   Board and Chief        1996    187,425           __           __            101,600            __
   Executive Officer

John V. Cracchiolo.....   1998    200,000      210,000      997,500(5)         150,000        $1,006(8)
   President, Executive   1997    159,375 (1)  103,000           __            155,000            __
   Vice President  and    1996    133,333       52,000           __                 __            __
   Chief Operating
   Officer

Andrew Hurd............   1998    140,384 (2)  193,750(3)   581,875(5)         50,000             __
   President, Health      1997         __           __                             __             __
   Information            1996         __           __                             __             __
   Management Division

Keith M. Roberts.......   1998    159,375(4)   131,250      498,750(5)         35,000             __
   Chief Financial        1997     98,958(6)    50,000           __           100,000             __
   Officer, General       1996         __           __           __                __             __
   Counsel and
   Assistant Secretary

Bernie Murphy..........   1998    105,000       44,000           __            35,000             __
   Vice President         1997     96,623       25,000           __            12,500             __
   Finance and Chief      1996     39,955(7)        __           __            15,000             __
   Accounting Officer-


----------

(1) Effective August 1997, Mr. Cracchiolo's annual salary was increased from $150,000 to $175,000 by the Board of Directors.

(2)     Represents salary paid from February 1998 through December 1998.

(3)     Includes sales commissions of $43,750.

(4) Effective July 1998, Mr. Robert's annual salary was increased from $150,000 to $175,000 by the Board of Directors.

(5) In October 1998, each of Mr. Durham, Mr. Cracchiolo, Mr. Hurd and Mr. Roberts was awarded a right to receive 112,000, 60,000, 35,000 and 30,000 shares of Common Stock, respectively, under the Company's 1996 Stock Incentive Plan, such shares to be issued in October, 2003, without payment from the recipient, provided that each such individual remains in the Company's service through such date. As of the last day of the 1998 fiscal year, the value of the bonus share awards held by each such individual, based on the market price of the underlying shares of Common Stock on that date, was the following: Mr. Durham - $2,296,000; Mr. Cracchiolo - $1,230,000; Mr. Hurd - $717,500; and Mr. Roberts - $615,000. No dividends are payable with respect to the bonus share awards until such time as the underlying shares of Common Stock have been issued.

(6)     Represents salary paid from March 1997 through December 1997.

(7)     Represents salary paid from June 1996 through December 1996.

(8)     Represents premiums paid for split-dollar life insurance.

OPTION GRANTS IN LAST FISCAL YEAR

        The following table sets forth information concerning the stock option grants made to each of the Named Executive Officers during the 1998 fiscal year. No stock appreciation rights were granted during the 1998 fiscal year to the Named Executive Officers.

                               OPTION GRANTS IN LAST FISCAL YEAR

                                           INDIVIDUAL GRANTS
                         ------------------------------------------------------
                                        PERCENT OF                                     POTENTIAL REALIZABLE
                                           TOTAL                                     VALUE AT ASSUMED ANNUAL
                         NUMBER OF        OPTIONS                                          RATES OF STOCK
                         SECURITIES     GRANTED TO                                       PRICE APPRECIATION
                         UNDERLYING      EMPLOYEES    EXERCISE OR                         FOR OPTION TERM(3)
                          OPTIONS        IN FISCAL   BASE PRICE     EXPIRATION       ---------------------------
        NAME             GRANTED(1)        1998      PER SHARE(2)      DATE              5%               10%
        ----             ----------     ----------   ------------   ----------       ---------       -----------
James D. Durham......    100,000            6.4%        $39.1560       2/02/08       ($270,948)      $1,887,899
                         100,000            6.4%         27.9690       2/02/08         847,652        3,006,599
                         100,000            6.4%         22.3750       2/02/08       1,407,152        3,565,999

John V. Cracchiolo...     50,000            3.2%         39.1560       2/02/08        (135,474)         943,949
                          50,000            3.2%         27.9690       2/02/08         423,876        1,503,299
                          50,000            3.2%         22.3750       2/02/08         703,576        1,782,999

Andrew J. Hurd.......     50,000            3.2%         22.3750       2/02/08         703,576        1,782,999

Keith M. Roberts.....     35,000            2.2%         22.3750       2/02/08         492,503        1,249,000

Bernie J. Murphy.....     35,000            2.2%         22.3750       2/02/08         492,503         1,249,00


(1) Each option set forth in the table above has a maximum term of ten (10) years measured from the grant date, subject to earlier termination upon the executive officer's termination of service with the Company. Each option will become exercisable for 25% of the option shares upon the optionee's completion of one year of service measured from the grant date and will become exercisable for the remaining shares in equal monthly installments over the next three years of service thereafter. The option will immediately become exercisable for all of the option shares upon an acquisition of the Company by merger or asset sale unless the options are assumed by the successor corporation.


(2) The exercise price may be paid in cash, in shares of the Company's Common Stock valued at fair market value on the exercise date or through a cashless purchase procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the federal and state income tax liability incurred by the optionee in connection with such exercise.


(3) There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% compounded annual rates or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the Named Executive Officers.

OPTION EXERCISES AND YEAR-END VALUES

        No stock appreciation rights were granted during the 1998 fiscal year or outstanding at the end of such fiscal year. The following table sets forth certain information with respect to the Named Executive Officers concerning option exercises during the 1998 fiscal year as well as the number of shares of the Company's Common Stock subject to exercisable and unexercisable stock options which the Named Executive Officers held at the end of the 1998 fiscal year.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                    NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                     (#) SHARES                     UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS AT
                      ACQUIRED                   OPTIONS AT FISCAL YEAR-END             FISCAL YEAR-END (1)
                         ON      ($) VALUE      -----------------------------      -----------------------------
 NAME                 EXERCISE   REALIZED(2)    EXERCISABLE   NON-EXERCISABLE      EXERCISABLE   NON-EXERCISABLE
 ----                ----------  -----------    -----------   ---------------      -----------   ---------------
James D. Durham.....     --          --           623,195(3)       471,979         $9,618,466       $1,708,867
John V. Cracchiolo..     --          --            96,563          248,437          1,141,367        1,054,258
Andrew J. Hurd......     --          --                --           50,000                 --               --
Keith M. Roberts....   16,020     $299,620         32,146           86,834            352,245          568,537
Bernie J. Murphy....    1,500       25,125          7,781           49,219         $   92,191       $  170,996

----------

(1) Calculated by determining the difference between the fair market value of the Company's Common Stock as of December 31, 1998 and the exercise price of the option.


(2) Calculated by multiplying the number of shares acquired on exercise by the difference between the fair market value of the shares on the date of exercise and the exercise price.


(3) Includes 134,574 shares of Common Stock issuable upon exercise of a warrant held by Trigon Resources Corporation and 355,600 shares of Common Stock issuable upon exercise of a warrant held by Mr. Durham. See "Security Ownership of Certain Beneficial Owners and Management."


EMPLOYMENT AGREEMENTS

        In November 1997, the Company entered into an employment agreement with John V. Cracchiolo, the Company's President and Chief Operating Officer. Pursuant to the agreement, Mr. Cracchiolo received a base salary of $200,000 for the 1998 calendar year and is eligible for such annual cash bonuses as the Compensation Committee in its discretion shall award. The agreement also contains the following severance provisions: (i) if Mr. Cracchiolo dies, his estate will receive a special termination payment equal to one months' salary and (ii) if Mr. Cracchiolo is terminated by reason of disability or an Involuntary Termination other than a Termination for Cause (as those terms are defined in the agreement), Mr. Cracchiolo will receive an aggregate amount equal to his average annual rate of base salary for the two immediately preceding calendar years and will also continue to receive, for a period of 12 months, his life, health and disability and other benefits. In addition, upon a Change in Control or an Involuntary Termination other than a Termination for Cause, Mr. Cracchiolo's outstanding options will vest immediately. The initial term of the agreement was one year from the effective date, to be extended automatically on each succeeding anniversary of such effective date for an additional one
(1)-year period unless, not later than three (3) months preceding such anniversary date, the Company shall have given written notice to Mr.
Cracchiolo that it will not extend the term of the agreement.

        In November 1997, the Company entered into an employment agreement with James D. Durham, the Company's Chief Executive Officer. Pursuant to the agreement, Mr. Durham received a base salary of $275,000 for the 1998 calendar year. In addition, Mr. Durham is eligible for such annual cash bonuses as the Compensation Committee in its discretion shall award. The agreement also contains the following severance provisions: (i) if Mr. Durham dies, his estate will receive a special termination payment equal to one months' salary and (ii) if Mr. Durham is terminated by reason of disability or an Involuntary Termination other than a Termination for Cause (as those terms are defined in the agreement), Mr. Durham will receive an aggregate amount equal to the sum of (a) his average annual rate of base salary and (b) his average bonus paid to him by the Company, in each case for services rendered by Mr. Durham in the two immediately preceding calendar years, and will also continue to receive, for a period of 12 months (24 months if Mr. Durham's termination is effected in connection with a Change in Control, as defined in the agreement), his life, health and disability and other benefits. In addition, upon a Change in Control or an Involuntary Termination other than a Termination for Cause, Mr. Durham's outstanding options will vest immediately. The agreement terminates on December 31, 1999, and will automatically renew for a term of one (1) year on such date and on each succeeding anniversary of such date, unless the Company provides written notice to Mr. Durham, not later than three months prior to such anniversary date, that it will not extend the term of the agreement.

        In January 1998, the Company entered into an employment agreement with Andrew J. Hurd, the Company's President, Health Information Management Division. Pursuant to the agreement, Mr. Hurd received a base salary of $150,000 for the 1998 calendar year and is eligible to receive a bonus payment equal to $150,000, subject to the achievement of established annual performance objectives. Mr. Hurd is also eligible to receive additional bonuses based on the achievement of incremental revenue in excess of the established revenue performance objectives. Pursuant to the agreement, Mr. Hurd was granted an option to purchase 50,000 shares of the Company's Common Stock in accordance with the Company's 1996 Stock Incentive Plan and was entitled, subject to the approval of the Company's Board of Directors, to a warrant to purchase 50,000 shares of the Company Common Stock. If Mr. Hurd is terminated without cause, he will be entitled to receive three months' salary. In addition, if Mr. Hurd's employment is terminated without cause in connection with a Change in Control (as such term is defined in the agreement), all of his outstanding options will vest immediately.

        In March 1998, the Company entered into an employment agreement with Keith M. Roberts, the Company's Executive Vice President, Chief Financial Officer and General Counsel. Pursuant to the agreement, Mr. Roberts received a base salary of $175,000 for the 1998 calendar year and is eligible for such annual cash bonuses as the Compensation Committee in its discretion shall award. The agreement also contains the following severance provisions: (i) if Mr. Roberts dies, his estate will receive a special termination payment equal to one months' salary and (ii) if Mr. Roberts is terminated by reason of disability or an Involuntary Termination other than a Termination for Cause (as those terms are defined in the agreement), Mr. Roberts will receive an aggregate amount equal to his average annual rate of base salary for the two immediately preceding calendar years and will also continue to receive, for a period of 12 months, his life, health and disability and other benefits. In addition, upon a Change in Control or an Involuntary Termination other than a Termination for Cause, Mr. Robert's outstanding options will vest immediately. The term of the agreement is one year from the effective date, to be extended automatically on each succeeding anniversary of the effective date for an additional one (1)-year period unless, not later than three (3) months preceding such anniversary date, the Company shall have given written notice to Mr. Roberts that it will not extend the term of the agreement.

        In connection with an acquisition of the Company by merger or asset sale, to the extent not otherwise provided in an employment agreement entered into with the Company, each outstanding option held by the Chief Executive Officer and the other executive officers under the Company's 1996 Stock Incentive Plan will automatically accelerate in full, except to the extent such options are to be assumed by the successor corporation. In addition, the Compensation Committee, as Plan Administrator of the 1996 Stock Incentive Plan has the authority to provide for the accelerated vesting of the shares of Common Stock subject to outstanding options held by the Chief Executive Officer or any other executive officer or any unvested shares of Common Stock subject to direct issuances held by such individual, in connection with the termination of the officer's employment following: (i) a merger or asset sale in which these options are assumed or are assigned or (ii) certain hostile changes in control of the Company.

DIRECTOR COMPENSATION

        Non-employee directors will be reimbursed for their reasonable expenses incurred in connection with attending board meetings. Non-employee directors receive periodic option grants under the Automatic Option Grant Program in effect under the Company's 1996 Stock Incentive Plan and are also eligible to receive option grants under the Discretionary Option Grant Program of that plan.

        Under the Automatic Option Grant Program, each individual who is first elected or appointed as a non-employee Board member will receive at the time of such initial election or appointment an automatic option grant for 10,000 shares of Common Stock, provided such individual was not previously in the Company's employ. At each annual stockholders meeting, each individual who is to continue in service as a non-employee Board member, will automatically be granted at that meeting an option to purchase 4,000 shares of Common Stock, provided such individual has served as a non-employee Board member for at least six (6) months.

        Each option under the Automatic Option Grant Program has an exercise price per share equal to 100% of the fair market value per share of Common Stock on the option grant date and a maximum term of ten (10) years measured from the grant date. The option is immediately exercisable for all the option shares, but any purchased shares are subject to repurchase by the Company, at the exercise price paid per share, upon the optionee's cessation of Board service prior to vesting in those shares. Each initial 10,000-share grant vests, and the Company's repurchase right lapses, as follows: (i) one-third (1/3) of the option shares vest upon the optionee's completion of one (1) year of Board service measured from the option grant date and (ii) the balance of the option shares vest in a series of twenty-four (24) successive equal monthly installments upon the optionee's completion of each additional month of Board service over the twenty-four (24)-month period measured from the first anniversary of such grant date. Each annual 4,000-share grant vests, and the Company's repurchase right lapses, in a series of twelve (12) successive equal monthly installments over the optionee's period of Board service measured from the grant date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Company's Compensation Committee during the 1998 fiscal year consisted of Ms. Neuscheler (Chairperson), Mr. Jones and Mr. Ryan. No member of such Committee was at any time during the 1998 fiscal year or at any other time an officer or employee of the Company. No current executive officer of the Company has ever served on the compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1999 by (i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer of the Company and (iv) all executive officers and directors of the Company as a group.

                                                      SHARES OF COMMON STOCK
                                                      BENEFICIALLY OWNED (1)
                                                    ---------------------------
        NAME OF BENEFICIAL OWNERS                     NUMBER           PERCENT
        -------------------------                     ------           -------
Pilgrim Baxter & Associates, Ltd(2)........         1,860,700           9.0%
   825 Duportail Road
   Wayne, PA 19087

The TCW Group, Inc.(3).....................         1,690,743           8.2%
   865 South Figueroa Street
   Los Angeles, CA 94804

Robert Day(3)..............................         1,690,743           8.2%
   200 Park Avenue, Suite 2200
   New York, NY 10166

The Equitable Companies Incorporated(4)....         1,624,116           7.9%
   1290 Avenue of the Americas
   New York, NY 10104

Nitin T. Mehta(5)..........................         1,326,362           6.4%
   58 Greenoaks Drive
   Atherton, CA 94027

Joe D. Whisenhunt, Sr.(6)..................         1,255,190           6.1%
   Harmony Meadows Ranch
   Route 2, Box 150
   Bee Branch, AR 72013

James D. Durham(7).........................         1,230,469           5.9%

John V. Cracchiolo(8)......................           405,000           2.0%

Andrew J. Hurd(9).........................            130,000             *

Keith M. Roberts(10).......................           148,980             *

Bernie J. Murphy(11) ......................            87,000             *

Albert L. Greene(12) ......................            14,000             *

Kenneth E. Jones(13).......................            14,000             *

Thomas F. McNulty(14)......................            48,491             *

Joan P. Neuscheler(15).....................           141,493             *

Cornelius T. Ryan(16)......................            18,184             *

All executive officers and directors as
   a group (10 persons)(17)................         2,237,617          10.3%


*   Less than one percent.

1. Percentage ownership is based on 20,684,967 shares of Common Stock outstanding on March 31, 1999. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common

        Stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

2. Represents shares beneficially owned by Pilgrim Baxter & Associates, Ltd. ("Pilgrim Baxter") based on the information contained in Amendment No. 2 to Schedule 13G filed on January 19, 1999. Pilgrim Baxter is an investment adviser registered under the Investment Advisers Act of 1940.

3. Represents shares beneficially owned by The TCW Group, Inc. and Robert Day based on information contained in a Schedule 13G filed on February 12, 1999 and includes 384,209 shares issuable upon conversion of 5.25% Convertible Debentures. According to the Schedule 13G, Robert Day may be deemed to control the TCW Group, Inc.

4. Represents shares beneficially owned by The Equitable Companies Incorporated ("Equitable") based on information in a Schedule 13G filed on February 16, 1999. All shares of the Common Stock reported as beneficially owned by Equitable were directly beneficially owned by subsidiaries of Equitable.

5. Represents shares beneficially owned by Nitin T. Mehta based on information contained in a Schedule 13G filed on June 15, 1998.

6. Represents shares beneficially owned by Joe D. Whisenhunt, Sr. based on information contained in a Schedule 13D filed on October 15, 1998.

7. Includes 23,295 shares of Common Stock owned by Trigon Resources Corporation ("Trigon"), a corporation owned by Mr. Durham and his two children, 134,574 shares of Common Stock issuable upon exercise of a warrant held by Trigon, and 355,600 shares issuable upon exercise of a warrant held by Mr. Durham. Also includes 605,000 shares issuable upon exercise of options, 258,542 of which are exercisable within 60 days of March 31, 1999 and 112,000 shares subject to a stock bonus award, which shares will be issued in October 2003, or earlier, in the event certain performance milestones are attained. Mr. Durham's address is 1003 Cutting Boulevard, Suite 200, Richmond, California 94804.

8. Includes 345,000 shares issuable upon exercise of options, 166,042 of which are exercisable within 60 days of March 31, 1999 and 60,000 shares subject to a stock bonus award, which shares will be issued in October 2003, or earlier, in the event certain performance milestones are attained.

9. Includes 95,000 shares issuable upon exercise of options, 15,625 of which are exercisable within 60 days of March 31, 1999 and 35,000 shares subject to a stock bonus award, which shares will be issued in October 2003, or earlier, in the event certain performance milestones are attained.

10. Includes 118,980 shares issuable upon exercise of options, 52,319 of which are exercisable within 60 days of March 31, 1999 and 30,000 shares subject to a stock bonus award, which shares will be issued in October 2003, or earlier, in the event certain performance milestones are attained.

11. Includes 87,000 shares issuable upon exercise of options, 21,583 of which are exercisable within 60 days of March 31, 1999.

12. Includes 14,000 shares issuable upon exercise of options, 10,667 of which are exercisable within 60 days of March 31, 1999.

13. Includes 14,000 shares issuable upon exercise of options, 10,667 of which are exercisable within 60 days of March 31, 1999.

14. Includes 48,491 shares issuable upon exercise of options, 45,892 of which are exercisable within 60 days of March 31, 1999.

15. Includes 122,005 shares of Common Stock issuable upon exercise of certain warrants issued to Tullis-Dickerson Capital Focus, L.P. Also includes 18,000 shares issuable upon exercise of options held by Ms. Neuscheler, 16,611 of which are exercisable within 60 days of March 31, 1999. Ms. Neuscheler, a director of the Company, is a general partner of Tullis-Dickerson Partners, which is the general partner of Tullis-Dickerson Capital Focus, L.P. Ms. Neuscheler disclaims beneficial ownership in the shares held by Tullis-Dickerson Capital Focus, L.P., except to the extent of her pecuniary interest arising from her general partnership interest in Tullis-Dickerson Partners. Also includes 744 shares held in trust for the benefit of Susannah Dickerson and 744 shares held in trust for the benefit of Caroline Dickerson. Ms. Neuscheler disclaims beneficial ownership in such shares.

16. Includes 18,000 shares issuable upon exercise of options held by Mr. Ryan, 16,611 of which are exercisable within 60 days of March 31, 1999.

17. Includes 612,179 shares issuable upon exercise of certain warrants. Also includes 1,363,471 shares issuable upon exercise of options, 614,559 of which shares are exercisable within 60 days of March 31, 1999 and 237,000 shares subject to a stock bonus award, which shares will be issued in October 2003, or earlier, in the event certain performance milestones are attained.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In addition to the indemnification provisions contained in the Company's Restated Certificate of Incorporation and Bylaws, the Company has entered into separate indemnification agreements with each of its directors and officers. These agreements require the Company, among other things to indemnify such director or officer against expenses (including attorneys' fees), judgments, fines and settlements (collectively, "Liabilities") paid by such individual in connection with any action, suite or proceeding arising out of such individual's status or service as a director or officer of the Company (other than Liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by the Company.

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

     2.4         Acquisition Agreement and Plan of Merger, dated December 2,
                 1996 between the Company and InterMed Acquisition Corporation, a wholly-owned subsidiary of the Company. and InterMed
                 Healthcare Systems Inc. and its Stockholders. (2)

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

     2.11 Amendment No. 1 to Agreement and Plan of Reorganization, dated as of February 26, 1998.(10)

     2.12 Amendment No. 2 to Agreement and Plan of Reorganization, dated as of March 24, 1998.(10)

     2.13        Acquisition Agreement and Plan of Merger dated as of December
                 29, 1997, by and among QuadraMed Corporation and Resource
                 Health Partners, L.P. (6)

     2.14        Acquisition Agreement and Plan of Merger dated as of February
                 2, 1998, by and among QuadraMed Corporation and Cabot Marsh
                 Corporation. (7)

     2.15        Acquisition Agreement and Plan of Merger, dated June 1, 1998, by and among QuadraMed Corporation, Pyramid Health Acquisition
                 Corporation, Pyramid Health Group, Inc. and its Shareholders.
                 (11)

     2.16        Acquisition Agreement and Plan of Merger, dated September 30,
                 1998, by and among QuadraMed Corporation and IMN Corp. (12)

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

     4.14 Registration Rights Agreement, dated as of June 5, 1998, by and among QuadraMed Corporation and the shareholders of Pyramid
                 Health Group, Inc. named therein. (11)

     4.15 Registration Rights Agreement, dated as of September 30, 1998 by and among QuadraMed Corporation, IMN Corp. and the shareholders of IMN Corp. named herein. (12)

     4.16        Subordinated Indenture, dated as of May 1, 1998 between
                 QuadraMed Corporation and The Bank of New York. (13)

     4.17        Officers' Certificate delivered pursuant to Sections 2.3 and
                 11.5 to the Subordinated Indenture. (13)

     4.18 Registration Rights Agreement, dated April 27, 1998 by and among QuadraMed Corporation and the Initial Purchasers named therein. (13)

     4.19        Form of Global Debenture. (13)

     4.20        Form of Certificated Debenture. (13)

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

     10.45       Letter dated January 15, 1998 from the Company to Andrew J.
                 Hurd, regarding terms of employment.(10)

     10.46       Employment Agreement dated September 29, 1997 by and between
                 Steven D. McCoy and the Company.(10)

     10.47       Letter dated March 17, 1998 from the Company to Keith M.
                 Roberts regarding terms of employment. (10)

     10.48       Employment Agreement dated February 4, 1998 by and between
                 Ruthann Russo and the Company. (10)

     10.49       Employment Agreement, dated June 5, 1998, between QuadraMed
                 Corporation and Nitin T. Mehta. (14)

     10.50       Mergers and Acquisitions Advisory Fee Agreement, dated June 5,
                 1998, between QuadraMed Corporation and Mehta & Company, Inc.
                 (14)

     21          List of Subsidiaries of the Registrant. (10)

     23.1        Consent of Arthur Andersen LLP, Independent Public Accountants.(15)

     23.2        Consent of Deloitte & Touche LLP, Independent Auditors.(15)

     24.1        Power of Attorney (set forth in the signature page hereto).
                 (15)

     27.1        Financial Data Schedule for the Year Ended 12/31/1998. (15)

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

   (15) Filed with original Form 10-K on March 31, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       QUADRAMED CORPORATION

Date: April 30, 1999
                                       By:  /s/ KEITH M. ROBERTS
                                            ------------------------------------
                                            Keith M. Roberts
                                            Executive Vice President, Chief
                                            Financial Officer and General
                                            Counsel


        Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:


             SIGNATURE                                  TITLE                            DATE
             ---------                                  -----                            ----
                    *                  Chairman of the Board and Chief                 April 30, 1999
----------------------------------     Executive Officer (Principal Executive
          James D Durham               Officer)

/s/ KEITH M. ROBERTS                   Executive Vice President, Chief                 April 30, 1999
----------------------------------     Financial Officer (Principal Financial
         Keith M. Roberts              and Accounting Officer) and General
                                       Counsel

                    *                  Vice President, Finance and Chief               April 30, 1999
-----------------------------------    Accounting Officer (Principal
         Bernie J. Murphy              Accounting Officer)
                                       Director
                    *                                                                  April 30, 1999
-----------------------------------
         Albert L. Greene

                    *                  Director                                        April 30, 1999
-----------------------------------
         Kenneth E. Jones

                    *                  Director                                        April 30, 1999
-----------------------------------
         Thomas F. McNulty

                    *                  Director                                        April 30, 1999
-----------------------------------
        Joan P. Neuscheler

                    *                  Director                                        April 30, 1999
-----------------------------------
         Cornelius T. Ryan

     *By: /s/ KEITH M. ROBERTS         Director                                        April 30, 1999
         --------------------------
         Keith M. Roberts
         Attorney-In-Fact

                              QUADRAMED CORPORATION

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                             PAGE
PART III....................................................................   2

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............   2

ITEM 11.   EXECUTIVE COMPENSATION...........................................   5

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  10

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  12

PART IV.....................................................................  13

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.  13

SIGNATURES..................................................................  18
