Form 10-Q
period 1999-03-31
QUADRAMED CORP
filed 1999-05-17
CIK 1018833

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE TRANSITION PERIOD FROM __________ TO __________


                         COMMISSION FILE NUMBER: 0-21031


                              QUADRAMED CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                     DELAWARE                                   68-0422446
           (State or Other Jurisdiction                      (I.R.S. Employer
         of Incorporation or Organization)                  Identification No.)

         1003 W. Cutting Blvd., 2nd Floor
                Richmond, CA 94804                                 94804
     (Address of Principal Executive Offices)                   (Zip Code)


   Registrant's Telephone Number, Including Area Code: (510)620-2340

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of May 3, 1999, there were 23,604,000 shares of the Registrant's Common Stock outstanding, par value $0.01. This quarterly report on Form 10-Q consists of 47 pages of which this is page 1. The Exhibit Index is located at page 29.


================================================================================

                              QUADRAMED CORPORATION

                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                   NUMBER
                                                                                   ------
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets as of
                  March 31, 1999 and December 31, 1998                                3

                  Condensed Consolidated Statements of Operations
                  for the three months ended
                  March 31, 1999 and 1998                                             4

                  Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 1999 and 1998                  5

                  Notes to Condensed Consolidated Financial Statements                6

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                10

          Item 3. Quantitative and Qualitative Disclosures About Market Risk         14

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings                                                  23

          Item 2. Changes in Securities and Use of Proceeds                          23

          Item 3. Defaults Upon Senior Securities                                    23

          Item 4. Submission of Matters to a Vote of Security Holders                23

          Item 5. Other Information                                                  23

          Item 6. Exhibits and Reports on Form 8-K                                   23

Part I. Financial Information

Item 1. Financial Statements

                              QUADRAMED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                       MARCH 31,      DECEMBER 31,
                                                         1999            1998
                                                       ---------      ------------
                                                      (UNAUDITED)     (UNAUDITED)
                                                                       (RESTATED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                            $  32,187       $  66,089
  Short-term investments                                  42,980          23,043
  Accounts receivable, net                                39,268          39,529
  Unbilled receivables                                    10,235          10,335
  Notes and other receivables                              5,797           3,989
  Prepaid expenses and other                               4,277           2,921
                                                       ---------       ---------
      Total current assets                               134,744         145,906

  Long-term investments                                   48,741          41,641
  Equipment, net                                           9,686          11,259
  Capitalized software development costs, net              5,701           4,803
  Acquired software, net                                   2,986           3,211
  Non-marketable investments                               4,700           1,200
  Intangibles, net                                        37,719          50,672
  Debt offering costs and other                            4,924           4,915
                                                       ---------       ---------
      Total assets                                     $ 249,201       $ 263,607
                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of capital lease obligations      $     484       $     490
  Notes payable                                                7           2,510
  Accounts payable                                         5,121           4,295
  Accrued liabilities                                     42,248          29,861
  Deferred revenue                                        12,177          13,509
                                                       ---------       ---------
      Total current liabilities                           60,037          50,665

  Capital lease obligations, less current portion            526             583
  Notes payable, less current portion                     19,176          19,186
  Convertible subordinated debentures                    115,000         115,000
  Net liabilities of discontinued operations               8,076           9,157
                                                       ---------       ---------
      Total liabilities                                  202,815         194,591
                                                       ---------       ---------

STOCKHOLDERS' EQUITY:
  Common stock                                               159             159
  Additional paid-in capital                             267,998         264,751
  Deferred compensation                                   (3,743)         (3,940)
  Unrealized loss on available-for-sale securities           (82)           (157)
  Accumulated deficit                                   (217,946)       (191,797)
                                                       ---------       ---------
      Total stockholders' equity                          46,386          69,016
                                                       ---------       ---------
      Total liabilities & stockholders' equity         $ 249,201       $ 263,607
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

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                -----------------------
                                                  1999           1998
                                                --------       --------
                                                              (Restated)
REVENUES:
  Licenses                                      $ 33,377       $ 22,629
  Services                                        26,278         20,324
                                                --------       --------
        Total revenues                            59,655         42,953
                                                --------       --------
OPERATING EXPENSES:
  Cost of licenses                                12,830         11,291
  Cost of services                                16,227         14,086
  General and administration                       7,500          8,598
  Sales and marketing                              5,153          4,829
  Research and development                         5,697          6,112
  Amortization of intangibles                      2,132            825
  Write-off of acquired research and
    development in process                            --          7,008
  Acquisition costs                                6,335             --
  Impairment of intangible assets                 10,592             --
  Non-recurring charges                           18,752             --
                                                --------       --------
        Total operating expenses                  85,218         52,749
                                                --------       --------
LOSS FROM OPERATIONS                             (25,563)        (9,796)
OTHER INCOME (EXPENSE), NET:
  Interest income (expense), net                    (457)            68
  Other income (expense), net                         71           (288)
                                                --------       --------
        Total other income (expense), net           (386)          (220)
                                                --------       --------
LOSS BEFORE PROVISION FOR INCOME TAXES AND
  MINORITY INTEREST                              (25,949)       (10,016)
  Provision for income taxes                         200            630
  Minority interest in earnings of Medicus            --           (380)
                                                --------       --------
NET LOSS                                        $(26,149)      $(11,026)
                                                ========       ========
NET LOSS PER BASIC AND DILUTED SHARE            $  (1.11)      $  (0.53)
                                                ========       ========
BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                              23,604         20,656
                                                ========       ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                               -----------------------
                                                                                 1999          1998
                                                                               --------       --------
                                                                                             (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(26,149)      $(11,026)
                                                                               --------       --------
  Adjustments to reconcile net loss
    to net cash used for operating activities:
     Depreciation and amortization                                                3,403          1,700
     Amortization of deferred compensation                                          197             --
     Write-off of in-process research and development                                --          7,008
     Impairment of intangible assets                                             10,592             --
     Cash flows from discontinued operations                                     (1,081)        (1,611)
     Minority interest in earnings of Medicus                                        --            380
     Changes in assets and liabilities, net of acquisitions:
       Accounts receivable and unbilled receivables                                 361             61
       Prepaid expenses and other                                                (1,356)           459
       Accounts payable and accrued liabilities                                  13,213         (2,162)
       Deferred revenue                                                          (1,332)         2,910
                                                                               --------       --------
           Cash used in operating activities                                     (2,152)        (2,281)
                                                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of non-marketable investments                                         (3,000)            --
  Additions to equipment                                                           (440)        (1,540)
  Increase in notes receivable and other                                         (1,002)          (503)
  Capitalization of computer software development costs                          (1,018)          (784)
  Purchase of short and long-term investments                                   (26,962)          (204)
  Cash paid for the acquisition of Cabot Marsh, net of cash acquired                 --         (2,748)
  Cash paid for the acquisition of Velox, net of cash acquired                       --         (3,121)
  Cash paid for the  acquisition  of the InterLink  entities,
    net of cash acquired                                                             --         (1,412)
                                                                               --------       --------
           Cash used in investing activities                                    (32,422)       (10,312)
                                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal on capital lease obligations                                (63)          (152)
  Net borrowings (repayments) under notes payable                                (2,513)        (1,888)
  Proceeds from the issuance of common stock
    and exercise of common stock warrants and options                             3,248          6,162
                                                                               --------       --------
           Cash provided by financing activities                                    672          4,122
                                                                               --------       --------
Net decrease in cash and cash equivalents                                       (33,902)        (8,471)
CASH AND CASH EQUIVALENTS, beginning of period                                   66,089         48,384
                                                                               --------       --------
CASH AND CASH EQUIVALENTS, end of period                                       $ 32,187       $ 39,913
                                                                               ========       ========
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

  Conversion of note receivable to equity investment in VantageMed             $    500       $     --

  Issuance of common stock in connection with the InterLink acquisition        $     --       $  1,500

  Issuance of common stock in connection with the Cabot Marsh acquisition      $     --       $  8,400

  Issuance of common stock in connection with the Velox acquisition            $     --       $  1,500


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              QUADRAMED CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K/A. The unaudited information contained herein has been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of the Company's management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1999 or any other future period.

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

   The Company's product offering includes a variety of products which can be licensed individually or as a suite of interrelated products. Products are licensed either under term arrangements (which range from one year to three years and typically include monthly or annual payments over the term of the arrangement) or on a perpetual basis. Revenues from term licenses are recognized monthly or annually over the term of the license arrangement, beginning at the date of installation. Revenues from perpetual licenses are recognized upon shipment of the software if there is persuasive evidence of an agreement, collection of the resulting receivable is probable and the fee is fixed and determinable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Revenues from certain products, including the Company's enterprise solutions are recognized on a percentage of completion basis of accounting as determined by the achievement of certain performance milestones during the product installation process.

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

   The Company provides business office and health information management outsourcing, cash flow management, compliance and consulting services to certain hospitals under contract service arrangements. Outsourcing revenues typically consist of fixed monthly fees plus, in the case of business office outsourcing, incentive-based payments that are based on a percentage of dollars recovered for the provider for which the service is being performed. The monthly fees are recognized as revenue on a monthly basis at the end of each month. Incentive fees are recognized as the conditions upon which such fees are based are realized based on collection of accounts from payors. Cash flow management services typically consist of fixed fee services and additional incentive payments based on a certain percentage of revenue returns realized by the customer as a result of the services provided by the Company. The fixed fee portion is recognized upon completion of the project with the customer. Compliance and consulting revenues are recognized as the services are provided. The Company has experienced operating margins at differing levels related to licenses and services. The service business has historically realized fluctuating margins that were significantly lower than margins associated with licenses.

   Cost of license revenues consists primarily of salaries, benefits, hardware costs and allocated costs related to the installation process, and customer support and royalties to third parties.

   Cost of service revenues consists primarily of salaries, benefits and allocated costs related to providing such services.

Net Income (Loss) Per Share

   Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and potentially diluted common shares outstanding during the period. Potentially diluted common shares consist of stock options, warrants (using the treasury stock method) and the Company's convertible subordinated debentures. Potentially diluted common shares are excluded from the dilutive computation only if their effect is anti-dilutive. As the Company recorded a net loss in the three months ended March 31, 1999 and 1998, no potentially diluted common shares are included in diluted weighted average common shares outstanding for those periods.

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

   The components of comprehensive loss for the three months ended March 31, 1999 is as follows:

                                                          THREE MONTHS
                                                             ENDED
                                                           MARCH 31,
                                                          ------------
          Net loss                                         $(26,149)
          Unrealized gain (loss) on available-for-sale
            Securities                                           75
                                                           --------
          Comprehensive loss                               $(26,074)
                                                           ========

   There was no difference between net loss and comprehensive income loss during the first quarter of 1998.

3. Acquisitions

   In March 1999, the Company acquired all of the outstanding capital stock of The Compucare Company ("Compucare") in exchange for 2,957,000 shares of common stock, of which 295,000 shares of common stock have been placed into escrow for a period of one year under the terms and conditions of the acquisition agreement. The acquisition was accounted for as a pooling of interests. Upon closing of the acquisition, the assets and liabilities of Compucare were recorded at net book value. The accompanying consolidated financial statements have been restated to reflect the acquisition of Compucare on a pooling of interests basis.

   The Company acquired Velox Systems Corporation in February 1998 and Cabot Marsh Corporation and entities affiliated with InterLink in January 1998. All three acquisitions were accounted for as purchases.

   The unaudited pro forma results of operations of the Company and entities acquired during the three months ended March 31, 1998 for which purchase accounting was applied (Velox Systems Corporation, Cabot Marsh Corporation, and entities affiliated with InterLink) are noted as follows (in thousands):

                                         PRO FORMA
                                         COMBINED
                                         ---------
     Revenue                             $44,706
     Net income (loss)                   $(5,207)

     Net income (loss) per share                         $ (0.25)

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

   A reconciliation of the current consolidated financial statements with previous reported separate Company information for entities with which the Company has pooled is presented below (in thousands):

                                            FOR THE THREE MONTHS
                                               ENDED MARCH 31,
                                           -----------------------
                                             1999           1998
                                           --------       --------
        Revenues:
          QuadraMed                        $ 46,868       $ 33,673
          Compucare                        $ 12,787       $  9,280
                                           --------       --------
            Consolidated                   $ 59,655       $ 42,953
                                           ========       ========
          Net income (loss):
          QuadraMed                        $(20,522)      $(11,312)
          Compucare                        $ (5,627)      $    286
                                           --------       --------
            Consolidated                   $(26,149)      $(11,026)
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

5. Line of Credit and Debt Guarantee

       In connection with the acquisition of Compucare in March 1999, the Company assumed a line of credit arrangement with Compucare's bank. Under the terms of the agreement, the Company may borrow up to $7,000,000 limited to 85 percent of eligible billed receivables plus 50 percent of eligible unbilled receivables. The Company pays interest at a rate of prime plus 1 percent. All outstanding borrowings under the line of credit were repaid by the Company in March 1999. The line of credit was terminated by the Company subsequent to the repayment of the outstanding balance. The Company also had letters of credit with its bank for $1,000,000.

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

6. Discontinued Operations

      In connection with the acquisition of Compucare in March 1999, the Company assumed the net liabilities of discontinued operations from certain prior acquisitions of Compucare. In November 1996, Compucare consummated the sale of Antrim Corporation ("Antrim"), a wholly-owned subsidiary of Compucare. In December of 1996, Compucare announced it was evaluating a plan of "spin-off" or sale of operations of Health Systems Integration, Inc. ("HSII"), a wholly-owned subsidiary of Compucare. Compucare completed transactions related to the sale of HSII's intellectual property and the majority of its customer base in December 1997. The results of operations for the three months ended March 31, 1999 and 1998, respectively, present Antrim and HSII as discontinued operations. Results from discontinued operations for the three months ended March 31, 1999 and 1998 were not material. The assets and liabilities related to the discontinued operations have been segregated on each of the aforementioned balance sheets. Net liabilities related to discontinued operations at March 31, 1999 was $8,076,000.

7. Non-recurring Charges

      During the first quarter of 1999, The Company recorded approximately $18,800,000 of non-recurring charges. Those charges consisted of costs associated with the closing of several duplicative operating facilities primarily within the Company's Business Office Division and certain integration costs related to prior acquisistions. The charge included approximately $10,000,000 related to severance payments to employees ranging from several weeks to two years in the case of certain management of Compucare. Such severance payments are expected to be paid to involuntarily terminated employees through August of 1999. In addition, the charge included $8,800,000 for future rents and lease obligations the Company is obligated to fulfill as well as other incremental costs to wind-down the operations of the offices. Future rents and lease obligations are expected to be paid through July 2003. In 1997 and 1998, respectively, the Company closed several other offices related to acquired companies. At December 31, 1998, there was $1,579,000 accrued for future rents and lease obligations related to such facilities. During the quarter ended
March 31, 1999, the Company paid $270,000 related to rent and lease obligations for these facilities.

                                                              Additions
                                       Balance at             Charged to                       Balance at
Description                         December 31, 1998     Costs and Expenses   Payments      March 31, 1999
-----------                        -----------------     ------------------    --------      --------------
Personal costs ...................        $   --                $10,000         $(1,200)         $ 8,800
Rents and lease obligations ......         1,579                  3,282            (340)           4,521
Other incremental operating costs             --                  5,470            (465)           5,005
                                          ------                -------         -------          -------
  Total Restructuring Accrual ....        $1,579                $18,752         $(2,005)         $18,326
                                          ======                =======         =======          =======

8. Impairment of Intangibles

      During the quarter ended March 31, 1999, the Company recorded a $10,600,000 charge for the write-down of certain intangible assets. The intangible assets were associated with the Business Office Division, and were related to the acquisitions of Synergy in 1997, InterLink, Velox and American Hospital Directory in 1998. In accordance with SFAS #121, "Impairment of Long-Lived Assets", projected cash flows from these product lines was not sufficient to cover future amortization of the intangible assets and therefore were written-down during the quarter ended March 31, 1999.

9. Segment Reporting

      The Company Reported on three operating segments in 1999: the Business Office Division (BO), and Health Information Management (HIM) Division and the Enterprise Division. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The Company does not track long-lived assets by segment and therefore related disclosures are not relevant and are not presented.

      For the quarter ended March 31, 1999 and 1998, respectively, the following table reports selected segment information required by SFAS No. 131:

                                            1999                                          1998
                                            ----                                          ----
                            BO        HIM     ENTERPRISE     TOTAL      BO         HIM      ENTERPRISE      TOTAL
                         -------    ------    ----------    -------   -------    -------    ----------     -------
License revenues         $13,978   $ 6,612     $12,787      $33,377   $ 8,946    $ 4,403     $ 9,280      $ 22,629
Service revenues           6,081    20,197          --       26,278     4,611     15,713          --        20,324
                         -------   -------     -------      -------   -------    -------     -------      --------
                          20,059    26,809      12,787       59,655    13,557     20,116       9,280        42,953
Segment earnings (loss)  (24,595)    4,073      (5,627)     (26,149)   (5,395)    (5,918)        287       (11,026)

Recent Accounting Pronouncements



   In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position
(SOP) 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, 'Software Revenue Recognition,'" which defers for one year the application of provisions in SOP 97-2 which limit what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple element arrangement. All other provisions in SOP 97-2 remain in effect. This SOP was effective as of March 31, 1998. In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition,' With Respect to Certain Transactions," which amends paragraphs 11 and 12 of SOP 97-2, Software Revenue Recognition, to require recognition of revenue using the "residual value method" under certain conditions. Effective December 15, 1998, SOP 98-9 amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, 'Software Revenue Recognition,'" to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of this SOP are effective for transactions entered into in fiscal years beginning after March 31, 1999. The Company does not anticipate that these statements will have a material adverse impact on its statement of operations.



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

   In March 1999, the Company acquired all of the outstanding capital stock of The Compucare Company ("Compucare") in exchange for 2,957,000 shares of common stock, of which 295,000 shares of common stock have been placed into escrow for a period of one year under the terms and conditions of the acquisition agreement. The acquisition was accounted for as a pooling of interests. Upon closing of the acquisition, the assets and liabilities of Compucare were recorded at net book value. The accompanying consolidated financial statements have been restated to reflect the acquisition of Compucare on a pooling of interests basis.

   As of March 31, 1999, QuadraMed and its subsidiaries had more than 3,800 customers, approximately 80% of which were hospitals, located in all 50 states, the District of Columbia, Canada, Puerto Rico, South Africa and Singapore. The Company expects to maintain a high percentage of hospital customers, but also expects its customer mix to transition to a higher percentage of other providers, including integrated delivery health care systems ("IDSs"), as well as physicians, payors and employers. No single customer accounted for more than 10% of the Company's revenues in 1997, 1998 or the quarter ended March 31, 1999.

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

   The Company's product offering includes a variety of products which can be licensed individually or as a suite of interrelated products. Products are licensed either under term arrangements (which range from one year to three years and typically include monthly or annual payments over the term of the arrangement) or on a perpetual basis. Revenues from term licenses are recognized monthly or annually over the term of the license arrangement, beginning at the date of installation. Revenues from perpetual licenses are recognized upon shipment of the software if there is persuasive evidence of an agreement, collection of the resulting receivable is probable and the fee is fixed and determinable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Revenues from certain products, including the Company's enterprise solutions are recognized on a percentage of completion basis of accounting as determined by the achievement of certain performance milestones during the product installation process.

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

Revenues

   License. License revenues for the quarter ended March 31, 1999 increased 47.5% to $33.4 million, compared to $22.6 million in the same period last year. The increase in license revenues was due principally to new customers associated with the Company's coding, capitation products and enterprise products from recently acquired Compucare. License revenues include license, installation, consulting and post-contract support fees, third-party hardware sales and other revenues related to licensing of the Company's software products.

   Service. Service revenues for the quarter ended March 31, 1999 increased 29.3% to $26.3 million, compared to $20.3 million in the same period last year. The increase in service revenues was due principally to new customers associated with the Company's health information management outsourcing and compliance businesses.

   The substantial increase in revenues in 1998 reflect the completion of numerous acquisitions, several of which were significant. The Company currently expects to complete fewer acquisitions in 1999. As a result the Company does not expect revenues to increase at historical rates in the future.

Cost of Revenues

   Cost of licenses. Cost of license revenues for the quarter ended March 31, 1999 increased 13.6% to $12.8 million, compared to $11.3 million in the same period last year. Cost of licenses consists primarily of salaries, benefits and allocated costs related to software installations, hardware costs, customer support and royalties to third parties. As a percentage of license revenues, cost of licenses decreased to 38.4% in the quarter ended March 31, 1999, from 49.9% in the same period last year. The increase in cost of licenses was principally due to additional personnel hired to support software installations and customer support, while the decrease in cost of licenses as a percentage of license revenues during the quarter is principally due to the leveraging of costs over an increased revenue base.

   Cost of services. Cost of service revenues for the quarter ended March 31, 1999 increased 15.2% to $16.2 million, compared to $14.1 million, in the same period last year. Cost of services includes expenses associated with services performed in connection with health information management and business office outsourcing, compliance and consulting services. As a percentage of service revenues, cost of services decreased to 61.8% in the quarter ended March 31, 1999 from 69.3% in the same period last year. The increase in cost of services was due principally to additional operating costs associated with the health information management outsourcing services and to a lesser extent, the hiring of additional compliance consultants. Cost of services as a percentage of service revenues decreased for the quarter ended March 31, 1999, principally due to a higher revenue contribution from the Company's health information management outsourcing business unit and to a lesser extent, the closure of one of the Company's duplicative operating facilities within its business office outsourcing operations in the third quarter of 1998. As a result of this facility closure, the Company eliminated a lower margin business.

Operating Expenses

   General and Administration. General and administration expenses for the quarter ended March 31, 1999 decreased 12.8% to $7.5 million, compared to $8.6 million in the same period last year and as a percentage of total revenues decreased 12.6% for the quarter ended March 31, 1999 from 20.0% in the same period last year. The decrease in general and administration expenses in absolute dollars and as a percentage of total revenues for the quarter ended March 31, 1999 was principally due to a larger revenue base and, to a lesser extent, the reduction of certain overhead costs associated with prior acquisitions as the Company has centralized many of its administrative functions.

   Sales and Marketing. Sales and marketing expenses for the quarter ended
March 31, 1999 increased 6.7% to $5.2 million, compared to $4.8 million in the same period last year, and decreased as a percentage of total revenues to 8.6% from 11.2% in the same period last year. The increase in sales and marketing expenses resulted principally from the addition of sales and marketing personnel in 1999 and higher advertising costs, which included a more expansive participation at the annual healthcare information management conference in February 1999. As a percentage of total revenues, sales and marketing expenses decreased principally due to a larger revenue base.

   Research and Development. Research and development expenses for the quarter ended March 31, 1999 decreased 6.8% to $5.7 million, compared to $6.1 million in the same period last year and as a percentage of total revenues decreased to 9.6% from 14.2% in the same period last year. Research and development expenses decreased principally due to the completion of certain software development projects during the latter half of 1998 and the reallocation of those resources to other areas, as well as the further integration of acquired companies and their development efforts. The Company capitalized $1.0 million and $784,000 of software development costs in the three months ended March 31, 1999 and 1998, respectively, which represented 15.2% and 11.4% of total research and development expenditures for the three months ended March 31, 1999 and 1998, respectively. The Company believes that research and development expenditures are essential to maintaining its competitive position. As a result, the Company intends to continue to make investments in the development of new products and in the further integration of acquired technologies into the

Company's suite of products. The Company believes that these expenses will increase in the future, both in absolute terms and as a percentage of total revenues.

   Amortization of Intangibles. Amortization of intangibles for the quarter ended March 31, 1999 increased to $2.1 million compared to $825,000 in the same periods last year. The increase in the amortization of intangibles is principally due to the acquisition of remaining 43.3% interest in Medicus in May 1998, and the acquisitions of Cabot Marsh, Velox and the entities affiliated with InterLink during the first quarter of 1998.

   Acquired Research and Development In-Process. In connection with the acquisitions of Cabot Marsh, Velox and entities affiliated with InterLink during the first quarter of 1998, the Company expensed $7.0 million of acquired in-process research and development as the technology had not achieved feasibility and had no alternative future use. There were no such charges in the first quarter of 1999.

   Acquisition Costs. The Company incurred $6.3 million of acquisition costs associated with the acquisition of Compucare. Such costs were primarily for financial advisor fees of approximately $5.4 million incurred by the Company and Compucare and to a lesser extent, legal and accounting fees of approximately $900,000.

   Non-Recurring Charges. Non-recurring charges of $29.3 million in the first quarter of 1999 were associated with the closing of duplicative operating facilities within several of the Company's business units and the write-down of certain intangibles from past acquisitions which were determined to be impaired. The Company incurred approximately $18.8 million to close four office facilities and to reduce the related workforce by more than one hundred employees. The charge included approximately $10 million related to severance payments to employees ranging from several weeks to two years in the case of certain management of Compucare. In addition, the charge included $8.8 million of future rents and lease obligations the Company is contractually obligated to fulfill as well as other incremental costs to wind-down the operations of the offices. The Company recorded a $10.6 million charge to write-down certain intangible assets from acquired companies in 1997 and 1998. The write-down related to the acquisitions of Synergy, InterLink, Velox and American Hospital Directory.

   Interest Income (expense), Net. Interest expense, net was $457,000 in the quarter ended March 31, 1999, compared to interest income of $68,000 for the same period last year. Interest expense during 1999 was principally due to interest expense from the Company's $115 million Convertible Subordinated Debentures which closed in May 1998 and notes payable assumed from the acquisition of IMN in September 1998, partially offset by interest income from the Company's cash and investments.

   Provision for income taxes. Provision for income taxes decreased to $200,000 in the quarter ended March 31, 1999 compared to a provision for income taxes of $630,000 in the same period last year. The provision for income taxes is primarily due to state and alternative minimum tax liabilities on certain of the Company's legal entities. For financial reporting purposes, a 100% valuation allowance has been recorded against the Company's deferred tax assets under SFAS No. 109, "Accounting for Income Taxes."

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

   Net cash used in operating activities was $2.2 million and $2.3 million in the three months ended March 31, 1999 and 1998, respectively. Net cash used in operating activities in the three months ended March 31, 1999 was principally due to an increase in the net loss, offset by the write-down of certain intangible assets and the increase in accounts payable and accrued liabilities related to the closure of several duplicative office facilities. Excluding the payment of financial advisor fees of $4.3 million for the acquisition of Compucare in March 1999, the Company would have reported cash flows provided by operations of approximately $2.1 million. Net cash used in operating activities for the three months ended March 31, 1998 related to the net loss for the period, which was offset by the write-off of in-process research and development.

   Net cash used in investing activities was $32.4 million and $10.3 million in the three months ended March 31, 1999 and 1998, respectively. Investing activities primarily included the purchase of short and long-term investments from the proceeds from the Company's offering of $115.0 million Convertible Subordinated Debentures and the additional equity investment of $3.0 million in VantageMed. Investing activities for the three months ended March 31, 1998 related to cash paid for the acquisitions of Cabot Marsh, Velox and entities associated with InterLink, as well as the purchase of capital equipment and the capitalization of computer software development costs during 1998.

   Net cash provided by financing activities was $672,000 and $4.1 million in the three months ended March 31, 1999 and 1998, respectively. Financing activities in the three months ended March 31, 1999 related to the repayment of the outstanding balances under the line of credit assumed as part of the Compucare acquisition, offset by the proceeds from the exercise of common stock options. Cash provided by financing activities in the three months ended March 31, 1998 related to the repayment of notes payable, which was offset by the issuance of common stock and the proceeds from the exercise of common stock options.

   In December 1997, the Company entered into an agreement with Arcadian Management Services, Inc. ("Arcadian") to develop a centralized business office ("CBO") and to provide full business office outsourcing services for its four managed hospitals. In connection with this agreement, the Company purchased certain accounts receivable from Chama, Inc. ("Chama"), a customer of Arcadian, for the purpose of increasing cash flow while the CBO was implemented. As of March 31, 1999, approximately $1.0 million of these receivables remained outstanding. The remaining balances are included in notes and other receivables on the consolidated balance sheet. On October 7, 1998, Chama filed for reorganization under Chapter 11. Prior to the filing, the Company had perfected a security interest in the receivables purchased from Chama and, pursuant to a court order, the receivables owned by the Company are being segregated as they are collected.

   The Company believes that its current cash and investments will be sufficient to fund operations at least through December 31, 1999.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

    The Company's exposure to market risk for changes in interest rates primarily relates to its investment portfolio and Subordinated Convertable Debentures. The Company invests in high-quality issuers and includes money market funds, corporate debt securities and securities issued by the United States Government. It is the Company's intent to ensure the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk. The Company continually reviews both its investment policy and its investments to ensure this objective is being met.

               FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

History of Operating Losses; Uncertain Profitability

We incurred net losses of $37.0 million and $18.5 million for the years ended December 31, 1997 and 1998, respectively, and a net loss of $26.1 million for the fiscal quarter ended March 31, 1999. As of March 31, 1999, our accumulated deficit was $217.9 million. These results include write-offs for acquired in-process research and development in the years ended December 31, 1997 and 1998 of $21.9 million and $14.5 million, respectively. In connection with our acquisitions, we have and will incur significant non-recurring charges and will be required to amortize significant expenses related to goodwill and other intangible assets in future periods. It is uncertain whether we will be able to achieve or sustain revenue growth or profitability on a quarterly or annual basis.

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

SHARES ELIGIBLE FOR FUTURE SALE

        Future sales of Common Stock by existing stockholders under Rule 144 of the Securities Act and through the exercise of registration rights could lower the market price of our Common Stock. As of April 30, 1999, approximately 1,650,000 shares are available for sale in the public market subject to compliance with Rule 144. Certain of our existing stockholders holding an aggregate of 994,991 shares of Common Stock as of April 30, 1999 have rights under certain circumstances to require us to register their shares for future sale, excluding shares issued in the acquisitions of Compucare, discussed below.

        In March 1999, we closed the acquisition of Compucare. In connection with the acquisition of Compucare, we issued an aggregate of 2,957,000 shares of Common Stock, all of which have registration rights. In September 1998, we closed the acquisition of IMN . In connection with the acquisition of IMN, we issued an aggregate of 1,550,000 shares of Common Stock and agreed to file a registration statement under the Securities Act prior to January 1, 1999 to register all such shares. In June 1998, we closed the acquisition of Pyramid. In connection with the acquisition of Pyramid, we issued an aggregate of 2,784,508 shares of Common Stock and warrants to purchase 62,710 shares of Common Stock. All of the shares of Common Stock issued in connection with the acquisitions of IMN and Pyramid have been registered under the Securities Act and are freely tradeable.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities and Use of Proceeds.

   Between December 31, 1998 and March 31, 1999, the Registrant issued the following securities which were not registered under the Securities Act of 1933 (the "Securities Act"):

   (a) the Registrant issued an aggregate of 2,957,000 shares of Common Stock in connection with the acquisition of The Compucare Company.

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

      2.11 Amendment No. 1 to Agreement and Plan of Reorganization, dated as of February 26, 1998.(10)

      2.12 Amendment No. 2 to Agreement and Plan of Reorganization, dated as of March 24, 1998.(10)

      2.13    Acquisition Agreement and Plan of Merger dated as of December 29,
              1997, by and among QuadraMed Corporation and Resource Health
              Partners, L.P.(6)

      2.14    Acquisition Agreement and Plan of Merger dated as of February 2,
              1998, by and among QuadraMed Corporation and Cabot Marsh
              Corporation.(7)

      2.15    Acquisition Agreement and Plan of Merger by and among QuadraMed
              Corporation and Pyramid Health Acquisition Corporation and Pyramid
              Health Group, Inc. and its stockholders.(11)

      2.16    Acquisition Agreement and Plan of Merger by and among QuadraMed
              Corporation and IMN Acquisition Corp. , and IMN Corp. dated
              September 30, 1998.(14)

      2.17    Acquisition Agreement and Plan of Merger by and among QuadraMed
              Corporation and Compucare Acquisition Corporation, and The
              Compucare Company and certain of its stockholders dated February
              3, 1999.(15)

      2.18 First Amendment to Acquisition Agreement and Plan of Merger by and among QuadraMed Corporation and Compucare Acquisition Corporation and The Compucare Company and certain of its stockholders, dated
              March 3, 1999.(18)

      3.1     Reserved.

      3.2     Reserved

      3.3     Reserved.

      3.4     Amended and Restated Bylaws of the Company.(1)

      3.5     Third Amended and Restated Certificate of Incorporation of the
              Company.(16)

      4.1     Reference is made to Exhibits 3.2 and 3.5.(1)(16)

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

      4.18    Form of Global Debenture.(13)

      4.19    Form of Certificated Debenture.(13)

      4.20 Registration Rights Agreement, dated as of September 30, 1998, by and among QuadraMed Corporation, IMN Corp. and the shareholders of IMN named therein (14)

      4.21 Registration Rights Agreement, dated as of March 3, 1999, by and among QuadraMed Corporation and the stockholders of The Compucare
              Company named therein.(18)

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

      10.42   Reserved.

      10.43   Letter dated November 13, 1997 from the Company to John V.
              Cracchiolo, regarding terms of employment.(5)

      10.44   Reserved.

      10.45 Letter dated January 15, 1998 from the Company to Andrew J. Hurd, regarding terms of employment.(5)

      10.46   Employment Agreement dated September 29, 1997 by and between
              Steven D. McCoy and the Company.(10)

      10.47 Letter dated March 17, 1998 from the Company to Keith M. Roberts regarding terms of employment.(10)

      10.48   Employment Agreement dated February 4, 1998 by and between Ruthann
              Russo and the Company.(10)

      10.49 Employment Agreement dated June 5, 1998 between Nitin T. Mehta and the Company.(16)

      10.50   Mergers and Acquisitions Advisory Fee Agreement dated June 5, 1998 between the Company and Mehta & Company, Inc.(12)

       10.51  Employment Agreement dated January 1, 1999 between James D.
              Durham and the Company.

        21    List of subsidiaries of the Company.(17)

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

(11) Incorporated by reference from the Company's Current Report on Form 8-K, as filed with the Commission on June 11, 1998.

(12) Incorporated by reference from the Company's Current Report on Form 8-K/A filed with the Commission on June 17, 1998

(13) Incorporated by reference from the Company's Registration Statement on Form S-3, No. 333-55775, as filed with the Commission on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the Commission on June 17, 1998.

(14) Incorporated by reference from the Company's Current Report on Form 8-K, as filed with the Commission on October 15, 1998.

(15) Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the Commission on February 18, 1999.

(16) Incorporated by reference from the Exhibit with the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the Commission on August 14, 1998, as amended August 24, 1988.

(17) Incorporated herein by reference from the Company's Annual Report on Form 10-K, as filed with the Commission on March 31, 1998, as amended April 20, 1998.

(18) Incorporated herein by reference from the Company's Current Report on Form 8-K/A filed with the Commission on March 22, 1999.

   b. Reports on Form 8-K.

   The Company filed a report on Form 8-K on February 18, 1999 in which it reported the acquisition of The Compucare Company.

   The Company filed a report on Form 8-K on March 15, 1999 in which it amended and restated certain financial statements to reflect the pooling of interests for accounting purposes for the Company's acquisitions of Pyramid and IMN.

   The Company filed a report on Form 8-K/A on March 22, 1999 in which it amended its previously filed report on Form 8-K relating to the acquisition of The Compucare Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       QUADRAMED CORPORATION (Company)


Date: May 17, 1999                     By: /s/ KEITH M. ROBERTS
                                           -------------------------------------
                                           Keith M. Roberts
                                           Executive Vice President, General
                                           Counsel and Assistant Secretary



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

                                  EXHIBIT INDEX


EXHIBIT
  NO.
-------
 10.51      Employment Agreement dated January 1, 1999


 27.1       Financial Data Schedule