Form 10-Q
period 1999-06-30
QUADRAMED CORP
filed 1999-08-16
CIK 1018833

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of Aug 6, 1999, there were 25,128,782 shares of the Registrant's Common Stock outstanding, par value $0.01. This quarterly report on Form 10-Q consists of 202 pages of which this is page 1. The Exhibit Index is located at page 29.

================================================================================

                              QUADRAMED CORPORATION

                                TABLE OF CONTENTS

                                                                                                                           PAGE
                                                                                                                          NUMBER
                                                                                                                          ------
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998                               3

                  Condensed Consolidated Statements of Operations for the three and six months ended
                  June 30, 1999 and 1998                                                                                        4

                  Condensed Consolidated Statements of Cash Flows for the six months ended
                  June 30, 1999 and 1998                                                                                        5

                  Notes to Condensed Consolidated Financial Statements                                                          6

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                        10

          Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                   14

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings                                                                                            23

          Item 2. Changes in Securities and Use of Proceeds                                                                    23

          Item 3. Defaults Upon Senior Securities                                                                              23

          Item 4. Submission of Matters to a Vote of Security Holders                                                          23

          Item 5. Other Information                                                                                            23

          Item 6. Exhibits and Reports on Form 8-K                                                                             23

Part I. Financial Information

Item 1. Financial Statements

                              QUADRAMED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                         JUNE 30,        DECEMBER 31,
                                                           1999              1998
                                                       ------------       ---------
                                                        (UNAUDITED)       (UNAUDITED)
                                                                           (RESTATED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $  12,891        $  66,531
  Short-term investments                                    23,546           23,043
  Accounts receivable, net                                  46,268           39,991
  Unbilled receivables                                      10,577           10,335
  Notes and other receivables                                6,031            3,989
  Prepaid expenses and other                                 7,375            2,959
                                                         ---------        ---------
      Total current assets                                 106,688          146,848

  Long-term investments                                     33,861           41,641
  Equipment, net                                            11,081           11,380
  Capitalized software development costs, net                6,795            4,864
  Acquired software, net                                     8,761            3,211
  Non-marketable investments                                 4,700            1,200
  Intangibles, net                                          38,364           50,672
  Debt offering costs and other                              7,684            4,917
                                                         ---------        ---------
      Total assets                                       $ 217,934        $ 264,733
                                                         =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of capital lease obligations        $     404        $     525
  Notes payable                                                 26            2,728
  Accounts payable                                           4,604            4,389
  Accrued liabilities                                       24,378           30,133
  Deferred revenue                                          11,877           14,021
                                                         ---------        ---------
      Total current liabilities                             41,289           51,796

  Capital lease obligations, less current portion              473              606
  Notes payable, less current portion                           --           19,186
  Convertible subordinated debentures                      115,000          115,000
  Net liabilities of discontinued operations                 7,750            9,157
                                                         ---------        ---------
      Total liabilities                                    164,512          195,745
                                                         ---------        ---------

STOCKHOLDERS' EQUITY:
  Common stock                                                 175              159
  Additional paid-in capital                               269,382          266,087
  Deferred compensation                                     (3,546)          (3,940)
  Unrealized loss on available-for-sale securities            (281)            (157)

  Accumulated deficit                                     (212,308)        (193,161)
                                                         ---------        ---------
      Total stockholders' equity                            53,422           68,988
                                                         ---------        ---------
      Total liabilities & stockholders' equity           $ 217,934        $ 264,733
                                                         =========        =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                    --------------------------        --------------------------
                                                       1999             1998            1999             1998
                                                    ---------        ---------        ---------        ---------
                                                                     (RESTATED)                        (RESTATED)
REVENUES:
  Licenses                                          $  29,676        $  26,712        $  63,405        $  49,670
  Services                                             27,928           22,935           54,271           43,230
                                                    ---------        ---------        ---------        ---------
        Total revenues                                 57,604           49,647          117,676           92,900
                                                    ---------        ---------        ---------        ---------
OPERATING EXPENSES:
  Cost of licenses                                     12,195           12,155           25,680           24,119
  Cost of services                                     15,665           15,021           31,972           29,194
  General and administration                            7,919            8,458           15,421           17,056
  Sales and marketing                                   5,472            5,355           10,624           10,184
  Research and development                              5,160            6,015           10,857           12,127
  Amortization of intangibles                           1,660            1,497            3,792            2,322
  Write-off of acquired research and
    development in process                                 --            6,879               --           13,887
  Acquisition costs                                       563            3,039            6,898            3,039
  Impairment of intangible assets                          --               --           10,592               --
  Non-recurring charges                                    --            1,180           18,752            1,180
                                                    ---------        ---------        ---------        ---------
        Total operating expenses                       48,634           59,599          134,588          113,108
                                                    ---------        ---------        ---------        ---------
INCOME (LOSS)  FROM OPERATIONS                          8,970           (9,952)         (16,912)         (20,208)
OTHER INCOME (EXPENSE), NET:
  Interest income (expense), net                         (636)               2           (1,092)              68
  Other income (expense), net                             (79)             135               (7)            (154)
                                                    ---------        ---------        ---------        ---------
        Total other income (expense), net                (715)             137           (1,099)             (86)
                                                    ---------        ---------        ---------        ---------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
TAXES, MINORITY INTEREST, AND DISCONTINUED
OPERATIONS                                              8,255           (9,815)         (18,011)         (20,294)

  Provision for income taxes                             (937)          (1,339)          (1,136)          (1,973)
  Minority interest in earnings of Medicus                 --               --               --             (379)
                                                    ---------        ---------        ---------        ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                7,318          (11,154)         (19,147)         (22,646)
  DISCONTINUED OPERATIONS                                  --           (1,744)              --           (1,744)
                                                    ---------        ---------        ---------        ---------
NET INCOME (LOSS)                                   $   7,318        $ (12,898)       $ (19,147)       $ (24,390)
                                                    =========        =========        =========        =========
NET INCOME (LOSS) PER BASIC AND DILUTED SHARE       $    0.29        $   (0.57)       $   (0.84)       $   (1.10)
                                                    =========        =========        =========        =========
BASIC WEIGHTED AVERAGE
  SHARES OUTSTANDING                                   24,820           22,633           22,838           22,099
                                                    =========        =========        =========        =========
DILUTED WEIGHTED AVERAGE
   SHARES OUTSTANDING                                  25,192           22,633           22,838           22,099
                                                    =========        =========        =========        =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                  1999             1998
                                                                                --------       ----------
                                                                                                (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(19,147)      $ (24,390)
                                                                                --------       ---------
  Adjustments to reconcile net loss
    to net cash used for operating activities:
     Depreciation and amortization                                                 6,783           4,036
     Amortization of deferred compensation                                           394              --
     Write-off of in-process research and development                                 --          13,887
     Impairment of intangible assets                                              10,592              --
     Cash flows from discontinued operations                                      (1,407)         (3,674)
     Minority interest in earnings of Medicus                                         --             379
     Changes in assets and liabilities, net of acquisitions:
       Accounts receivable and unbilled receivables                               (6,519)         (4,247)
       Prepaid expenses and other                                                 (9,881)          1,464
       Accounts payable and accrued liabilities                                   (3,150)         (1,072)
       Deferred revenue                                                           (2,144)          2,468
                                                                                --------       ---------
           Cash used in operating activities                                     (24,479)        (11,149)
                                                                                --------       ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of non-marketable investments                                          (3,000)             --
  Additions to equipment                                                          (2,325)         (3,287)
  Increase in notes receivable and other                                          (2,542)         (3,183)
  Capitalization of computer software development costs                           (2,218)           (779)
  Purchase of technology rights                                                   (6,000)             --
  Net maturities (purchases) of short and long-term investments                    7,153         (44,268)
  Cash paid for the acquisition of Cabot Marsh, net of cash acquired                  --          (2,748)
  Cash paid for the acquisition of Velox, net of cash acquired                        --          (3,121)
  Cash paid for the acquisition of the InterLink entities,
     net of cash acquired                                                             --          (1,412)
  Cash paid for the acquisition of Vision                                             --          (2,998)
  Cash paid for immaterial acquisitions under purchase accounting                   (762)             --
                                                                                --------       ---------
           Cash used in investing activities                                      (9,694)        (61,796)
                                                                                --------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) of principal on capital lease obligations                     (254)            377
Net borrowings (repayments) under notes payable                                  (21,888)           (843)
Proceeds from the issuance of convertible subordinated
    notes payable, net of offering costs                                              --         110,827
Proceeds from the issuance of common stock
    and exercise of common stock warrants and options                              2,675          17,103
                                                                                --------       ---------
           Cash used in financing activities                                     (19,467)        127,464
                                                                                --------       ---------
Net decrease in cash and cash equivalents                                        (53,640)        (54,519)
CASH AND CASH EQUIVALENTS, beginning of period                                    66,531          48,384
                                                                                --------       ---------
CASH AND CASH EQUIVALENTS, end of period                                        $ 12,891       $ 102,903
                                                                                ========       =========
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

  Conversion of notes payable to common stock                                   $     --        $  8,000

  Conversion of note receivable to equity investment in VantageMed              $    500        $     --


  Issuance of common stock in connection with the InterLink acquisition         $     --        $  1,500


  Issuance of common stock in connection with the Cabot Marsh acquisition       $     --        $  8,400


  Issuance of common stock in connection with the Velox acquisition             $     --        $  1,400


  Issuance of common stock in connection with the Medicus acquisition           $     --        $ 28,800


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              QUADRAMED CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K. The unaudited information contained herein has been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of the Company's management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 1999 or any other future period.

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

   The Company's product offering includes a variety of products which can be licensed individually or as a suite of interrelated products. Products are licensed either under term arrangements (which range from one year to three years and typically include monthly or annual payments over the term of the arrangement) or on a perpetual basis. Revenues from term licenses are recognized monthly or annually over the term of the license arrangement, beginning at the date of installation. Revenues from perpetual licenses are recognized upon shipment of the software if there is persuasive evidence of an agreement, collection of the resulting receivable is probable and the fee is fixed and determinable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Revenues from certain products, including the Company's enterprise solutions, are recognized on a percentage of completion basis of accounting.

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

Net Income (Loss) Per Share

   Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net income
(loss) per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of stock options, warrants (using the treasury stock method) and the Company's convertible subordinated debentures. Potentially diluted common shares are excluded from the dilutive computation only if their effect is anti-dilutive. As the Company recorded a net loss in the three months ended June 30, 1998 and in the six months ended June 30, 1999 and 1998, no potentially diluted common shares are included in dilutive weighted average common shares outstanding for those periods.

Comprehensive Income

   The components of comprehensive income (loss) for the three and six months ended June 30, is as follows:

                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
                                                                     1999            1998            1999            1998
                                                                 --------        --------        --------        --------
Net income (loss)                                                $  7,318        $(12,898)       $(19,147)       $(24,390)
Unrealized  gain  (loss) on  available-for-sale Securities           (199)           (116)           (124)           (116)
                                                                 --------        --------        --------        --------
Comprehensive income (loss)                                      $  7,119        $(13,014)       $(19,271)       $(24,506)
                                                                 ========        ========        ========        ========


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

   A reconciliation of the current consolidated financial statements with previously reported separate Company information for entities with which the Company has pooled is presented below (in thousands):

                               FOR THE SIX MONTHS
                                  ENDED JUNE 30,
                              1999             1998
                           ---------        ---------
Revenues:
  QuadraMed                $  91,880        $  72,774
  Compucare                $  25,796        $  20,126
                           ---------        ---------
  Consolidated             $ 117,676        $  92,900
                           =========        =========

  Net income (loss):
  QuadraMed                $ (14,118)       $ (27,709)
  Compucare(a)             $  (5,029)       $   3,319
                           ---------        ---------
  Consolidated             $ (19,147)       $ (24,390)
                           =========        =========

----------
(a) Includes acquisition costs related to the acquisition of Compucare during the first quarter of 1999.

4. Notes Payable and Convertible Subordinated Debt

   As of December 31, 1998, the Company held long term notes payable of $19,186,000. The Company repaid the outstanding balance and accrued interest related to these notes payable during the second quarter of 1999.

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

6. Discontinued Operations

   In connection with the acquisition of Compucare in March 1999, the Company assumed the net liabilities of discontinued operations from certain prior acquisitions of Compucare. In November 1996, Compucare consummated the sale of Antrim Corporation ("Antrim"), a wholly-owned subsidiary of Compucare. In December of 1996, Compucare announced it was evaluating a plan of "spin-off" or sale of operations of Health Systems Integration, Inc. ("HSII"), a wholly-owned subsidiary of Compucare. Compucare completed transactions related to the sale of HSII's intellectual property and the majority of its customer base in December 1997. The results of operations for the three and six months ended June 30, 1999 and 1998, respectively, present Antrim and HSII as discontinued operations. Results from discontinued operations for the three and six months ended June 30, 1999 were not material. The loss from discontinued operations for the three and six months ended June 30, 1998 was $1,744,000. The assets and liabilities related to the discontinued operations have been segregated on each of the aforementioned balance sheets. Net liabilities related to discontinued operations at June 30, 1999 were $7,750,000.

7. Non-recurring Charges

   During the first quarter of 1999, the Company recorded approximately $18,800,000 of non-recurring charges. Those charges consisted of costs associated with the closing of several duplicative operating facilities primarily within the Company's Business Office Division and certain integration costs related to prior acquisitions. The charge included approximately $10,000,000 related to severance payments to employees ranging from several weeks to two years in the case of certain management of Compucare. Such severance payments are expected to be paid to involuntarily terminated employees through August of 1999. In addition, the charge included $8,800,000 for future rents and lease obligations the Company is obligated to fulfill as well as other incremental costs to wind-down the operations of the offices. Future rents and lease obligations are expected to be paid through July 2003. In 1997 and 1998, respectively, the Company closed several other offices related to acquired companies. At December 31, 1998, there was $1,579,000 accrued for future rents and lease obligations related to such facilities. During the quarter ended June 30, 1999, the Company paid $860,000 related to rent and lease obligations for these facilities.

                                                      ADDITIONS                                 ADDITIONS
                                       BALANCE AT    CHARGED TO                  BALANCE AT    CHARGED TO                 BALANCE AT
                                      DECEMBER 31,    COSTS AND                 DECEMBER 31,     COSTS AND                  JUNE 30,
                                          1997        EXPENSES      PAYMENTS       1998         EXPENSES      PAYMENTS       1998
                                      ------------   -----------    --------    -----------    -----------    --------    ----------
DESCRIPTION
Personnel costs ...................           --       $    820     $   (820)      $     --      $ 10,000     $ (8,742)    $  1,258
Rents and lease obligations .......        1,334          1,260       (1,015)         1,579         3,282         (865)       3,996
Other incremental operating costs .           --            940         (940)            --         5,470       (3,270)       2,200
                                        --------       --------     --------       --------      --------     --------     --------
  Total Restructuring Accrual .....     $  1,334       $  3,020     $ (2,775)      $  1,579      $ 18,752     $(12,877)    $  7,454
                                        ========       ========     ========       ========      ========     ========     ========

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

   For the six months ended June 30, 1999 and 1998, respectively, the following table reports selected segment information required by SFAS No. 131: (TO BE COMPLETED ON MONDAY)



                                                  1999                                             1998
                              --------------------------------------------      --------------------------------------------
                                 BO         HIM      ENTERPRISE     TOTAL          BO         HIM       ENTERPRISE    TOTAL
                              --------    --------   ----------    --------      --------   --------    ----------  --------
License revenues              $ 24,298    $ 12,870    $ 26,237    $ 63,405      $ 16,593    $  7,602     $22,082   $ 46,277
Service revenues              $ 13,001    $ 41,270          --      54,271         8,547      38,076          --     46,623
                              --------    --------    --------    --------      --------    --------     -------   --------
                              $ 37,299    $ 54,140    $ 26,237    $117,676      $ 25,140    $ 45,678     $22,082   $ 92,900
Segment earnings (loss)       $(21,386)   $  6,852    $ (4,613)   $(19,147)     $(10,962)   $ (6,659)    $(6,769)  $(24,390)

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

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not expect the adoption of SFAS 133, required beginning January 2001, to have a material effect on its consolidated financial statements.

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

Overview

     QuadraMed Corporation uses technology to transform disparate healthcare data into valuable, enterprise-wide information. Providing and distributing meaningful information through its software, services and Internet solutions, QuadraMed has enabled its 3,850 customers in the U.S. and Canada to generate operational efficiencies, improve cash flow and measure the cost and quality of care. QuadraMed has implemented its product and service solutions in more than 60% of the nation's hospitals. The Company has expanded significantly since its inception in 1993, primarily through the acquisition of other businesses, products and services. Accordingly, the Company's consolidated financial statements have been restated to include historical results of entities acquired on a pooling of interests basis.

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

   As of June 30, 1999, QuadraMed and its subsidiaries had more than 3,800 customers, approximately 80% of which were hospitals, located in all 50 states, the District of Columbia, Canada, Puerto Rico, South Africa and Singapore. The Company expects to maintain a high percentage of hospital customers, but also expects its customer mix to transition to a higher percentage of other providers, including integrated delivery health care systems ("IDSs"), as well as physicians, payors and employers. No single customer accounted for more than 10% of the Company's revenues in the six months ended June 30, 1999 or 1998.

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

Revenues

   License. License revenues for the quarter ended June 30, 1999 increased 11.1% to $29.7 million, compared to $26.7 million in the same period last year. For the six months ended June 30, 1999, license revenues increased 27.7% to $63.4 million compared to $49.7 million in the same period last year. The increase in license revenues was due principally to new customers associated with the Company's coding, capitation products and enterprise products from recently acquired Compucare. License revenues include license, installation, consulting and post-contract support fees, third-party hardware sales and other revenues related to licensing of the Company's software products.

   Service. Service revenues for the quarter ended June 30, 1999 increased 21.8% to $27.9 million, compared to $22.9 million in the same period last year. For the six months ended June 30, 1999, services revenues increased 25.5% to $54.3 million, compared to $43.2 million in the same period last year. The increase in service revenues was due principally to new customers associated with the Company's health information management outsourcing, compliance and specialty audit services.

   The Company experienced a substantial increase in revenues in 1998 which reflected the completion of numerous acquisitions, several of which were significant. The Company currently expects to complete fewer acquisitions in 1999. As a result the Company does not expect revenues to increase at historical rates in the future.

Cost of Revenues

   Cost of licenses. Cost of license revenues of $12.2 million for the quarter ended June 30, 1999 increased nominally, compared to the same period last year. For the six months ended June 30, 1999, cost of license revenues increased 6.5% to $25.7 million, compared to $24.1 million in the same period last year. Cost of licenses consists primarily of salaries, benefits and allocated costs related to software installations, hardware costs, customer support and royalties to third parties. As a percentage of license revenues, cost of licenses decreased to 41.1% in the quarter ended June 30, 1999, from 45.5% in the same period last year. As a percentage of license revenues, cost of licenses decreased to 40.5% in the six months ended June 30, 1999, from 48.9% in the same period last year. The increase in cost of licenses for the six months ended June 30, 1999 was principally due to additional personnel hired to support installations of the Company's software products, while the decrease in cost of licenses as a percentage of license revenues during the quarter is principally due to the leveraging of costs over an increased revenue base.

   Cost of services. Cost of service revenues for the quarter ended June 30, 1999 increased 4.3% to $15.7 million, compared to $15.0 million, in the same period last year. For the six months ended June 30, 1999, cost of services revenues increased 9.5% to $32.0 million, compared to $29.2 million in the same period last year. Cost of services includes expenses associated with services performed in connection with health information management and business office outsourcing, compliance, consulting and other audit services. As a percentage of service revenues, cost of services decreased to 56.1% in the quarter ended June 30, 1999 from 65.5% in the same period last year. As a percentage of service revenues, cost of services decreased to 58.9% in the six months ended June 30, 1999 from 67.5% in the same period last year. The increase in cost of services was due principally to additional operating costs associated with the health information management outsourcing services and to a lesser extent, the hiring of additional compliance consultants. Cost of services as a percentage of service revenues decreased for the three and six months ended June 30, 1999, principally due to a higher revenue contribution from the Company's health information management outsourcing business unit and to a lesser extent, the closure of one of the Company's duplicative operating facilities within its business office outsourcing operations in the third quarter of 1998. As a result of this facility closure, the Company eliminated a lower margin business. In addition, the Company's audit services provided higher revenues and operating margins than certain of its other service businesses in 1999.

Operating Expenses

   General and Administration. General and administration expenses for the quarter ended June 30, 1999 decreased 6.4% to $7.9 million, compared to $8.5 million in the same period last year and, as a percentage of total revenues, decreased to 13.8% compared to 17.0% in the same period last year. For the six months ended June 30, 1999, general and administration expenses decreased 9.6% to $15.4 million, compared to $17.1 million in the same period last year, and as a percentage of total revenues, decreased to 13.1% , compared to 18.4% in the same period last year. The decrease in general and administration expenses in absolute dollars and as a percentage of total revenues for the three and six months ended June 30, 1999 was principally due to a larger revenue base and, to a lesser extent, the reduction of certain overhead costs associated with prior acquisitions as the Company has centralized many of its administrative functions.

   Sales and Marketing. Sales and marketing expenses for the quarter ended June 30, 1999 increased 2.2% to $5.5 million, compared to $5.4 million in the same period last year, and decreased as a percentage of total revenues to 9.5% from 10.9% in the same period last year. For the six months ended June 30, 1999, sales and marketing expenses increased 4.3% to $10.6 million, compared to $10.2 million in the same period last year, and as a percentage of total revenues, decreased to 9.0%, compared to 11.0% in the same period last year. The increase in sales and marketing expenses resulted principally from the addition of sales and marketing personnel in 1999 and higher advertising costs, which included a more expansive participation at the annual healthcare information management conference in February 1999. Sales and marketing expenses as a percentage of total revenues, decreased principally due to a larger revenue base.

 Research and Development. Research and development costs include costs incurred by the Company to further its efforts for enhancing it's products, which ultimately supports the Company's license revenues. Research and development expenses for the quarter ended June 30, 1999 decreased 14.2% to $5.2 million, compared to $6.0 million in the same period last year and as a percentage of total revenues decreased to 9.0% from 12.1% in the same period last year. For the six months ended June 30, 1999, research and development expenses decreased 10.5% to $10.9 million, compared to $12.1 million in the same period last year, and as a percentage of total revenues, decreased to 9.2%, compared to 13.1% in the same period last year. Research and development expenses decreased principally due to the completion of certain software development projects during the latter half of 1998 and the reallocation of those resources to other areas, as well as the further integration of acquired companies and their development efforts. The Company capitalized $2.2 million and $656,000 of software development costs in the six months ended June 30, 1999 and 1998, respectively, which represented 16.8% and 6.6% of total research and development expenditures for the six months ended June 30, 1999 and 1998, respectively. The Company believes that research and development expenditures are essential to maintaining its competitive position. As a result, the Company intends to continue to make investments in the development of new products and in the further integration of acquired technologies into the Company's suite of products. The Company believes that these expenses will increase in the future, both in absolute terms and as a percentage of total revenues.

   Amortization of Intangibles. Amortization of intangibles for the quarter ended June 30, 1999 increased 10.9% to $1.7 million compared to $1.5 million in the same period last year. For the six months ended June 30, 1999, amortization of intangibles increased 63.3% to $3.8 million compared to $2.3 million in the same period last year. The increase in the amortization of intangibles is principally due to the acquisition of the remaining 43.3% interest in Medicus in May 1998, and the acquisition of Cabot Marsh in February 1998.

   Acquired Research and Development In-Process. In connection with the acquisitions of Cabot Marsh, Velox and entities affiliated with InterLink during the first six months of 1998, the Company expensed $13.9 million of acquired in-process research and development as the technology had not achieved feasibility and had no alternative future use. There were no such charges in the first six months of 1999.

   Acquisition Costs. The Company incurred $563,000 and $6.9 million of acquisition costs for the three and six months ended June 30, 1999. These acquisition costs primarily related to the Compucare acquisition in the first quarter of 1999. Such costs were primarily for financial advisor fees of approximately $5.7 million incurred by the Company and Compucare and to a lesser extent, legal and accounting fees of approximately $1,200,000.

   Non-Recurring Charges. Non-recurring charges of $29.3 million in the first three months of 1999 were associated with the closing of duplicative operating facilities within several of the Company's business units and the write-down of certain intangibles from past acquisitions which were determined to be impaired. The Company incurred approximately $18.8 million to close four office facilities and to reduce the related workforce by more than one hundred employees. The charge included approximately $10 million related to severance payments to employees ranging from several weeks to two years in the case of certain management of Compucare. In addition, the charge included $8.8 million of future rents and lease obligations the Company is contractually obligated to fulfill as well as other incremental costs to wind-down the operations of the offices. The Company recorded a $10.6 million charge to write-down certain intangible assets from acquired companies in 1997 and 1998. The write-down related to the acquisitions of Synergy, InterLink, Velox and American Hospital Directory. No such charges were incurred during the quarter ended June 30, 1999.

   Interest Income (expense). Interest expense, net was $636,000 and $1.1 million in the three and six months ended June 30, 1999, respectively, compared to interest income of $2,000 and $68,000 for the same periods last year, respectively. Interest expense during 1999 was principally due to interest expense from the Company's $115 million Convertible Subordinated Debentures which closed in May 1998 and notes payable assumed from the acquisition of IMN in September 1998, partially offset by interest income from the Company's cash and investments.

   Provision for income taxes. Provision for income taxes was $937,000 and $1,339,000 in the quarters ended June 30, 1999 and 1998 and $1.1 million and $2.0 million in the six months ended June 30, 1999 and 1998, respectively. The provision for income taxes is primarily due to state and alternative minimum tax liabilities on certain of the Company's legal entities. For financial reporting purposes, a 100% valuation allowance has been recorded against the Company's deferred tax assets under SFAS No. 109, "Accounting for Income Taxes."

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

     Net cash used in operating activities was $24.5 million and $11.1 million in the six months ended June 30, 1999 and 1998, respectively. Net cash used in operating activities in the six months ended June 30, 1999 was principally due to an increase in accounts receivable and prepaid expenses and other. Accounts receivable increased primarily due to an increase in receivables associated with the Company's Enterprise products. Prepaids and other assets increased primarily due to prepaid royalties related to purchased technology rights during the second quarter of 1999. Net cash used in operating activities for the six months ended June 30, 1998 related to the net loss for the period, which was offset by the write-off of in-process research and development.

     Net cash used in investing activities was $9.7 million and $61.8 million in the six months ended June 30, 1999 and 1998, respectively. Investing activities for the six months ended June 30, 1999 primarily included the purchase of technology rights of $6.0 million, the additional equity investment of $3.0 million in VantageMed rights, as well as the purchase of capital equipment and the capitalization of computer software development costs. These cash outflows were offset by $7.2 million received from net maturities of short term investments. Investing activities for the six months ended June 30, 1998 related to purchases of short and long term investments and cash paid for the acquisitions of Cabot Marsh, Velox and entities associated with InterLink, as well as the purchase of capital equipment and the capitalization of computer software development costs during 1998.

   Net cash used in financing activities was $19.5 million in the six months ended June 30, 1999 compared to net cash provided by financing activities of $127.5 million in the six months ended June 30, 1998. Financing activities in the six months ended June 30, 1999 related to the repayment of the outstanding balances under the line of credit assumed as part of the Compucare acquisition and under a note payable assumed as part of the IMN acquisition, offset by the proceeds from the exercise of common stock options. Cash provided by financing activities in the six months ended June 30, 1998 related to the issuance of convertible subordinated debentures, which was offset by the issuance of common stock and the proceeds from the exercise of common stock options.

   In December 1997, the Company entered into an agreement with Arcadian Management Services, Inc. ("Arcadian") to develop a centralized business office ("CBO") and to provide full business office outsourcing services for its four managed hospitals. In connection with this agreement, the Company purchased certain accounts receivable from Chama, Inc. ("Chama"), a customer of Arcadian, for the purpose of increasing cash flow while the CBO was implemented. As of June 30, 1999, approximately $1.0 million of these receivables remained outstanding. The remaining balances are included in notes and other receivables on the consolidated balance sheet. On October 7, 1998, Chama filed for reorganization under Chapter 11. Prior to the filing, the Company had perfected a security interest in the receivables purchased from Chama and, pursuant to a court order, the receivables owned by the Company are being segregated as they are collected.

   The Company believes that its current cash and investments will be sufficient to fund operations at least through December 31, 1999.

See "FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS" for discussion on year 2000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

   The Company's exposure to market risk for changes in interest rates primarily relates to its investment portfolio and Subordinated Convertible Debentures. The Company invests in high-quality issuers which includes money market funds, corporate debt securities and securities issued by the United States Government. It is the Company's intent to ensure the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk. The Company continually reviews both its investment policy and its investments to ensure this objective is being met.

               FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

History of Operating Losses; Uncertain Profitability

We incurred net losses of $33.9 million and $18.6 million for the years ended December 31, 1997 and 1998, respectively, and a net loss of $19.1 million for the six months ended June 30, 1999. As of June 30, 1999, our accumulated deficit was $212.3 million. These results include write-offs for acquired in-process research and development in the years ended December 31, 1997 and 1998 of $21.9 million and $14.5 million, respectively. In connection with our acquisitions, we have and will incur significant non-recurring charges and will be required to amortize significant expenses related to goodwill and other intangible assets in future periods. It is uncertain whether we will be able to achieve or sustain revenue growth or profitability on a quarterly or annual basis.

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

   Management evaluated, purchased and is implementing a new management and accounting system during 1999. Information systems expansion or replacement can be a complex, costly and time-consuming process, and there can be no assurance that our system transition and further implementation can be accomplished without disruption of our business. Any business disruption or other system transition difficulties could have a material adverse effect on our business, financial condition and results of operations.

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

SHARES ELIGIBLE FOR FUTURE SALE

   Future sales of Common Stock by existing stockholders under Rule 144 of the Securities Act and through the exercise of registration rights could lower the market price of our Common Stock. As of June 30, 1999, approximately 1,500,000 shares are available for sale in the public market subject to compliance with Rule 144. Certain of our existing stockholders holding an aggregate of 725,934 shares of Common Stock as of June 30, 1999 have rights under certain circumstances to require us to register their shares for future sale, excluding shares issued in the acquisitions of Compucare, discussed below.

   In March 1999, we closed the acquisition of Compucare. In connection with the acquisition of Compucare, we issued an aggregate of 2,957,000 shares of Common Stock, all of which have registration rights. In September 1998, we closed the acquisition of IMN . In connection with the acquisition of IMN, we issued an aggregate of 1,550,000 shares of Common Stock. In June 1998, we closed the acquisition of Pyramid. In connection with the acquisition of Pyramid, we issued an aggregate of 2,784,508 shares of Common Stock and warrants to purchase 62,710 shares of Common Stock. All of the shares of Common Stock issued in connection with the acquisitions of IMN and Pyramid have been registered under the Securities Act and are freely tradeable.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities and Use of Proceeds.

   Between December 31, 1998 and June 30, 1999, the Registrant issued the following securities which were not registered under the Securities Act of 1933 (the "Securities Act"):

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

     2.11 Amendment No. 1 to Agreement and Plan of Reorganization, dated as of February 26, 1998.(10)

     2.12 Amendment No. 2 to Agreement and Plan of Reorganization, dated as of March 24, 1998.(10)

     2.13 Acquisition Agreement and Plan of Merger dated as of December 29, 1997, by and among QuadraMed Corporation and Resource Health Partners, L.P.(6)

     2.14 Acquisition Agreement and Plan of Merger dated as of February 2, 1998, by and among QuadraMed Corporation and Cabot Marsh Corporation.(7)

     2.15 Acquisition Agreement and Plan of Merger by and among QuadraMed Corporation and Pyramid Health Acquisition Corporation and Pyramid Health Group, Inc. and its stockholders.(11)

     2.16 Acquisition Agreement and Plan of Merger by and among QuadraMed Corporation and IMN Acquisition Corp. , and IMN Corp. dated September 30, 1998.(14)

     2.17 Acquisition Agreement and Plan of Merger dated December 23, 1998 by and among the Company and Premiere Healthcare Acquisition Corporation, and Premiere Healthcare Corporation and its subsidiaries(19)

     2.18 Acquisition Agreement and Plan of Merger by and among QuadraMed Corporation and Compucare Acquisition Corporation, and The Compucare Company and certain of its stockholders dated February 3, 1999.(15)

     2.19 First Amendment to Acquisition Agreement and Plan of Merger by and among QuadraMed Corporation and Compucare Acquisition Corporation and The Compucare Company and certain of its stockholders, dated March 3, 1999.(18)

     3.1  Reserved.

     3.2  Reserved

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

     4.16 Officers' Certificate delivered pursuant to Sections 2.3 and 11.5 of the Subordinated Indenture.(13)

     4.17 Registration Rights Agreement dated April 27, 1998 by and among QuadraMed and the Initial Purchasers named therein.(13)

     4.18 Form of Global Debenture.(13)

     4.19 Form of Certificated Debenture.(13)

        4.20 Registration Rights Agreement, dated as of September 30, 1998, by and among QuadraMed Corporation, IMN Corp. and the shareholders of IMN named therein (14)

        4.21 Registration Rights Agreement dated December 23, 1998 by and between the Company and the shareholders listed therein(19).

        4.22 Registration Rights Agreement, dated as of March 3, 1999, by and among QuadraMed Corporation and the stockholders of The Compucare Company named therein.(18)

       10.1    1996 Stock Incentive Plan of the Company.(1)

       10.2    1996 Employee Stock Purchase Plan of the Company.(1)

       10.3    Summary Plan Description, QuadraMed Corporation 401(k) Plan.(1)

       10.4 Form of Indemnification Agreement between the Company and its directors and executive officers.(1)

       10.5    1999 Supplemental Stock Option Plan for The Company

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

       10.47 Letter dated March 17, 1998 from the Company to Keith M. Roberts regarding terms of employment.(10)

       10.48 Employment Agreement dated February 4, 1998 by and between Ruthann Russo and the Company.(10)

       10.49 Employment Agreement dated June 5, 1998 between Nitin T. Mehta and the Company.(16)

       10.50 Mergers and Acquisitions Advisory Fee Agreement dated June 5, 1998 between the Company and Mehta & Company, Inc.(12)

       10.51 Employment Agreement dated January 1, 1999 between James D. Durham and the Company.(20)

       10.52 Employment Agreement dated April 1, 1999 between Michael Sanderson and the Company.

       10.53 Employment Agreement dated April 1, 1999 between Michael Wilstead and the Company.

       10.54 Employment Agreement dated April 1, 1999 between Nancy Nelson and the Company.

       10.55 Employment Agreement dated April 1, 1999 between Andrew Hurd and the Company.

       10.56 Employment Agreement dated April 1, 1999 between Patrick Ahearn and the Company.

       10.57 Employment Agreement dated April 1, 1999 between Keith Roberts and the Company.

       10.58 Employment Agreement dated April 27, 1999 between E. Payson Smith and the Company.

       10.59 Employment Agreement dated May 18, 1999 between John V. Cracchiolo and the Company.

       10.60 Employment Agreement dated May 25, 1999 between Brian Moriarity and the Company.

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

(18) Incorporated herein by reference from the Company's Current Report on Form 8-K/A filed with the Commission on March 22, 1999.

  b. Reports on Form 8-K.

     None.

(19) Incorporated herein by reference from the Company's Registration Statement on Form S-3, No. 333-80617, as filed with the Commission on June 14, 1999, as amended by Amendment No. 1 thereto, as filed with the Commission on August 4, 1999.


(20) Incorporated herein by reference from the exhibit with the same number to the Company's Quarterly Report on the Form 10-Q for the quarter ended March 31, 1999 as filed with the Commision on May 17, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    QUADRAMED CORPORATION (Company)

Date: August 16, 1999               By: /s/    E. PAYSON SMITH
                                        ----------------------------------------
                                        E. Payson Smith
                                        Executive Vice President,
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                    By: /s/    BERNIE J. MURPHY
                                        ----------------------------------------
                                        Bernie J. Murphy
                                        Vice President, Finance and Chief
                                        Accounting Officer (Principal Accounting
                                        Officer)

                                  EXHIBIT INDEX

   EXHIBIT
      NO.
   -------

   10.5        1999 Supplemental Stock Option Plan for The Company

   10.52       Employment Agreement dated April 1, 1999 between Michael
               Sanderson and the Company.

   10.53 Employment Agreement dated April 1, 1999 between Michael Wilstead and the Company.

   10.54 Employment Agreement dated April 1, 1999 between Nancy Nelson and the Company.

   10.55 Employment Agreement dated April 1, 1999 between Andrew Hurd and the Company.

   10.56 Employment Agreement dated April 1, 1999 between Patrick Ahearn and the Company.

   10.57 Employment Agreement dated April 1, 1999 between Keith Roberts and the Company.

   10.58 Employment Agreement dated April 27, 1999 between E. Payson Smith and the Company.

   10.59       Employment Agreement dated May 18, 1999 between John V.
               Cracchiolo and the Company.

   10.60 Employment Agreement dated May 25, 1999 between Brian Moriarity and the Company.

   1999 Stock Option Plan

  27.1         Financial Data Schedule
