Form 10-Q
period 1999-09-30
QUADRAMED CORP
filed 1999-11-15
CIK 1018833

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-21031

                            ------------------------

                             QUADRAMED CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      68-0422446
        (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

      1003 W. CUTTING BLVD., 2ND FLOOR                             94804
             RICHMOND, CA 94804                                 (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 620-2340

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 1, 1999, there were 25,142,000 shares of the Registrant's Common Stock outstanding, par value $0.01. This quarterly report on Form 10-Q consists of 31 pages of which this is page 1. The Exhibit Index is located at page 32.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             QUADRAMED CORPORATION

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
                       PART I. FINANCIAL INFORMATION
Item    Financial Statements (unaudited) Condensed Consolidated
1.      Balance Sheets as of September 30, 1999 and December 31,
        1998........................................................     3
        Condensed Consolidated Statements of Operations for the
        three and nine months ended September 30, 1999 and 1998.....     4
        Condensed Consolidated Statements of Cash Flows for the nine
        months ended September 30, 1999 and 1998....................     5
        Notes to Condensed Consolidated Financial Statements........     6
Item    Management's Discussion and Analysis of Financial Condition
  2.    and Results of Operations...................................    11
Item    Quantitative and Qualitative Disclosures About Market
  3.    Risk........................................................    16
                         PART II. OTHER INFORMATION
Item    Legal Proceedings...........................................
  1.                                                                    25
Item    Changes in Securities and Use of Proceeds...................
  2.                                                                    25
Item    Defaults Upon Senior Securities.............................
  3.                                                                    25
Item    Submission of Matters to a Vote of Security Holders.........
  4.                                                                    25
Item    Other Information...........................................
  5.                                                                    25
Item    Exhibits and Reports on Form 8-K............................
  6.                                                                    25

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             QUADRAMED CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                                                (RESTATED)
CURRENT ASSETS:
  Cash and cash equivalents.................................    $   9,972       $  66,531
  Short-term investments....................................       11,709          23,043
  Accounts receivable, net..................................       51,169          39,991
  Unbilled receivables......................................       15,588          10,335
  Notes and other receivables...............................        5,126           3,989
  Prepaid expenses and other................................        6,830           2,778
                                                                ---------       ---------
          Total current assets..............................      100,394         146,667
  Long-term investments.....................................       31,844          41,641
  Equipment, net............................................       11,957          11,380
  Capitalized software development costs, net...............        7,987           4,864
  Acquired software, net....................................        9,736           3,211
  Non-marketable investments................................        4,700           1,200
  Intangibles, net..........................................       43,526          50,672
  Debt offering costs and other.............................        9,012           5,098
                                                                ---------       ---------
          Total assets......................................    $ 219,156       $ 264,733
                                                                =========       =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of capital lease obligations...........    $     407       $     525
  Notes payable.............................................           25           2,728
  Accounts payable..........................................        4,069           4,389
  Accrued liabilities.......................................       24,456          30,133
  Deferred revenue..........................................        9,109          14,021
                                                                ---------       ---------
          Total current liabilities.........................       38,066          51,796
  Capital lease obligations, less current portion...........          430             606
  Notes payable, less current portion.......................           --          19,186
  Convertible subordinated debentures.......................      115,000         115,000
  Net liabilities of discontinued operations................        6,957           9,157
                                                                ---------       ---------
          Total liabilities.................................      160,453         195,745
                                                                ---------       ---------
STOCKHOLDERS' EQUITY:
  Common stock..............................................          175             159
  Additional paid-in capital................................      269,904         266,087
  Deferred compensation.....................................       (3,349)         (3,940)
  Unrealized loss on available-for-sale securities..........         (246)           (157)
  Accumulated deficit.......................................     (207,781)       (193,161)
                                                                ---------       ---------
          Total stockholders' equity........................       58,703          68,988
                                                                ---------       ---------
          Total liabilities & stockholders' equity..........    $ 219,156       $ 264,733
                                                                =========       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             QUADRAMED CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                   ---------------------    ----------------------
                                                    1999         1998         1999         1998
                                                   -------    ----------    --------    ----------
                                                              (RESTATED)                (RESTATED)
REVENUES:
Licenses.........................................  $32,797     $33,595      $ 96,202     $ 83,266
  Services.......................................   29,260      23,352        83,531       66,584
                                                   -------     -------      --------     --------
          Total revenues.........................   62,057      56,947       179,733      149,850
                                                   -------     -------      --------     --------
OPERATING EXPENSES:
  Cost of licenses...............................   15,402      13,532        41,082       37,651
  Cost of services...............................   17,709      14,801        49,681       43,995
  General and administration.....................    7,914       7,901        23,335       24,957
  Sales and marketing............................    5,750       4,587        16,374       14,771
  Research and development.......................    5,941       4,871        16,798       16,998
  Amortization of intangibles....................    2,055       2,027         5,847        4,349
  Write-off of acquired research and development
     in process..................................    1,722         607         1,722       14,494
  Acquisition costs..............................       --       7,215         6,898       10,254
  Impairment of intangible assets................       --          --        10,592           --
  Non-recurring charges..........................       --       3,022        18,752        4,202
                                                   -------     -------      --------     --------
          Total operating expenses...............   56,493      58,563       191,081      171,671
                                                   -------     -------      --------     --------
INCOME (LOSS) FROM OPERATIONS....................    5,564      (1,616)      (11,348)     (21,821)
OTHER INCOME (EXPENSE), NET:
  Interest expense, net..........................     (927)       (170)       (2,019)        (102)
  Other income (expense), net....................      133          47           126         (102)
                                                   -------     -------      --------     --------
          Total other income (expense), net......     (794)       (123)       (1,893)        (204)
                                                   -------     -------      --------     --------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES,
  MINORITY INTEREST, AND DISCONTINUED
  OPERATIONS.....................................    4,770      (1,739)      (13,241)     (22,025)
  Provision for income taxes.....................     (243)     (1,521)       (1,379)      (3,494)
  Minority interest in earnings of Medicus.......       --          --            --         (379)
                                                   -------     -------      --------     --------
INCOME (LOSS) FROM CONTINUING OPERATIONS.........    4,527      (3,260)      (14,620)     (25,898)
  DISCONTINUED OPERATIONS........................       --        (106)           --       (1,854)
                                                   -------     -------      --------     --------
NET INCOME (LOSS)................................  $ 4,527     $(3,366)     $(14,620)    $(27,752)
                                                   =======     =======      ========     ========
NET INCOME (LOSS) PER BASIC AND DILUTED SHARE....  $  0.18     $ (0.14)     $  (0.59)    $  (1.23)
                                                   =======     =======      ========     ========
BASIC WEIGHTED AVERAGE
  SHARES OUTSTANDING.............................   25,114      23,651        24,834       22,631
                                                   =======     =======      ========     ========
DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING.............................   25,460      23,651        24,834       22,631
                                                   =======     =======      ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             QUADRAMED CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1999         1998
                                                              --------    ----------
                                                                          (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(14,620)    $(27,752)
                                                              --------     --------
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and amortization..........................     9,940        8,382
     Amortization of deferred compensation..................       591           --
     Write-off of in-process research and development.......     1,722       14,494
     Impairment of intangible assets........................    10,592           --
     Cash flows from discontinued operations................    (2,200)      (1,074)
     Minority interest in earnings of Medicus...............        --           --
     Changes in assets and liabilities, net of acquisitions:
       Accounts receivable and unbilled receivables.........   (15,987)     (10,559)
       Prepaid expenses and other...........................    (7,793)         193
       Accounts payable and accrued liabilities.............    (7,406)       2,353
       Deferred revenue.....................................    (6,052)      (1,053)
                                                              --------     --------
          Cash used in operating activities.................   (31,213)     (15,016)
                                                              --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of non-marketable investments....................    (3,000)          --
  Additions to equipment....................................    (4,188)      (5,720)
  Increase in notes receivable and other....................    (1,637)        (759)
  Capitalization of computer software development costs.....    (3,605)      (2,338)
  Purchase of technology rights.............................    (7,200)          --
  Net maturities (purchases) of short and long-term
     investments............................................    21,042           --
  Cash paid for acquisitions in 1998, net of cash
     acquired...............................................        --      (94,138)
  Cash paid for acquisitions in 1999, net of cash
     acquired...............................................    (7,772)          --
                                                              --------     --------
          Cash used in investing activities.................    (6,360)    (102,955)
                                                              --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) of principal on capital lease
  obligations...............................................      (294)      (2,200)
Net borrowings (repayments) under notes payable.............   (21,889)       1,779
Proceeds from the issuance of convertible subordinated notes
  payable, net of offering costs............................        --      110,827
Proceeds from the issuance of common stock and exercise of
  common stock warrants and options.........................     3,197       21,300
                                                              --------     --------
          Cash used in financing activities.................   (18,986)     131,706
                                                              --------     --------
Net (decrease) increase in cash and cash equivalents........   (56,559)      13,735
CASH AND CASH EQUIVALENTS, beginning of period..............    66,531       48,384
                                                              --------     --------
CASH AND CASH EQUIVALENTS, end of period....................  $  9,972     $ 62,119
                                                              ========     ========
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
  Conversion of notes payable to common stock...............  $     --     $  8,000
  Conversion of note receivable to equity investment in
     VantageMed.............................................  $    500     $     --
  Issuance of common stock in connection with the InterLink
     acquisition............................................  $     --     $  1,500
  Issuance of common stock in connection with the Cabot
     Marsh acquisition......................................  $     --     $  8,400
  Issuance of common stock in connection with the Velox
     acquisition............................................  $     --     $  1,400
  Issuance of common stock in connection with the Medicus
     acquisition............................................  $     --     $ 17,200

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

     The Company provides business office and health information management outsourcing, cash flow management, compliance and consulting services to certain hospitals under contract service arrangements. Outsourcing revenues typically consist of fixed monthly fees plus, in the case of business office outsourcing, incentive-based payments that are based on a percentage of dollars recovered for the provider for which the service is being performed. The monthly fees are recognized as revenue on a monthly basis at the end of each month. Incentive fees are recognized as the conditions upon which such fees are based are realized based on collection of accounts from payors. Cash flow management services typically consist of fixed fee services and additional incentive payments based on a certain percentage of revenue returns realized by the customer as a

                             QUADRAMED CORPORATION
result of the services provided by the Company. The fixed fee portion is recognized upon completion of the project with the customer. Compliance and consulting revenues are recognized as the services are provided. The Company has experienced operating margins at differing levels related to licenses and services. The service business has historically realized fluctuating margins that were significantly lower than margins associated with licenses.

     Cost of license revenues consists primarily of salaries, benefits, hardware costs and allocated costs related to the installation process, and customer support and royalties to third parties.

     Cost of service revenues consists primarily of salaries, benefits and allocated costs related to providing such services.

  Net Income (Loss) Per Share

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net income
(loss) per share is computed using the weighted average number of common and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of stock options, warrants (using the treasury stock method) and the Company's convertible subordinated debentures. Potentially dilutive common shares are excluded from the dilutive computation only if their effect is anti-dilutive. As the Company recorded a net loss in the three months ended September 30, 1998 and in the nine months ended September 30, 1999 and 1998, no potentially diluted common shares are included in dilutive weighted average common shares outstanding for those periods.

  Comprehensive Income

     The components of comprehensive income (loss) for the three and nine months ended September 30, are as follows:

                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                     -------------------    --------------------
                                                      1999        1998        1999        1998
                                                     -------    --------    --------    --------
Net income (loss)..................................  $4,527     $(3,366)    $(14,620)   $(27,752)
Unrealized gain (loss) on available-for-sale
securities.........................................      35          53          (89)        (63)
                                                     ------     -------     --------    --------
Comprehensive income (loss)........................  $4,562     $(3,313)    $(14,709)   $(27,815)
                                                     ======     =======     ========    ========

3. ACQUISITIONS

     In March 1999, the Company acquired all of the outstanding capital stock of The Compucare Company ("Compucare") in exchange for 2,957,000 shares of common stock, of which 242,000 shares of common stock have been placed into escrow for a period of one year under the terms and conditions of the acquisition agreement. The acquisition was accounted for as a pooling of interests. Upon closing of the acquisition, the assets and liabilities of Compucare were recorded at net book value. The accompanying consolidated financial statements have been restated to reflect the acquisition of Compucare on a pooling of interests basis.

                             QUADRAMED CORPORATION

     A reconciliation of the current consolidated financial statements with previously reported separate Company information for significant entities with which the Company has pooled is presented below (in thousands):

                                                         FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Revenues:
QuadraMed..............................................  $139,534    $118,786
  Compucare............................................  $ 40,199    $ 31,064
                                                         --------    --------
  Consolidated.........................................  $179,733    $149,850
                                                         ========    ========
Net (loss) income:
  QuadraMed............................................  $(11,280)   $(31,766)
  Compucare(a).........................................  $ (3,340)   $  4,014
                                                         --------    --------
  Consolidated.........................................  $(14,620)   $(27,752)
                                                         ========    ========

---------------
(a) Includes acquisition costs related to the acquisition of Compucare during the first quarter of 1999.

     In July 1999, the Company acquired the assets of Med Data Systems, Inc. ("Med Data") for $5 million in cash. In connection with this acquisition, the Company recorded a charge of $1.7 million associated with in-process research and development. Goodwill and other intangibles associated with the purchase of Med Data are amortized over an estimated useful life of seven years.

4. LINE OF CREDIT AND DEBT GUARANTEE

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

5. DISCONTINUED OPERATIONS

     In connection with the acquisition of Compucare in March 1999, the Company assumed the net liabilities of discontinued operations from certain prior acquisitions of Compucare. In November 1996, Compucare consummated the sale of Antrim Corporation ("Antrim"), a wholly-owned subsidiary of Compucare. In December of 1996, Compucare announced it was evaluating a plan of "spin-off" or sale of operations of Health Systems Integration, Inc. ("HSII"), a wholly-owned subsidiary of Compucare. Compucare completed transactions related to the sale of HSII's intellectual property and the majority of its customer base in December 1997. The results of operations for the three and nine months ended September 30, 1999 and 1998, respectively, present Antrim and HSII as discontinued operations. Results from discontinued operations for the three and nine months ended September 30, 1999 were not material. The loss from discontinued operations for the three and nine months ended September 30, 1998 was $106,000 and $1,854,000, respectively. The assets and liabilities related to the discontinued operations have been segregated on each of the aforementioned balance sheets. Net liabilities related to discontinued operations at September 30, 1999 were $6,957,000.

                             QUADRAMED CORPORATION

6. NON-RECURRING CHARGES

     During the first quarter of 1999, the Company recorded approximately $18,800,000 of non-recurring charges. Those charges consisted of costs associated with the closing of several duplicative operating facilities primarily within the Company's Business Office Division and certain integration costs related to prior acquisitions. The charge included approximately $10,000,000 related to severance payments to employees ranging from several weeks to two years in the case of certain management of Compucare. In addition, the charge included $8,800,000 for future rents and lease obligations the Company is obligated to fulfill as well as other incremental costs to wind-down the operations of the offices. Future rents and lease obligations are expected to be paid through July 2003. In 1997 and 1998, respectively, the Company closed several other offices related to acquired companies. At December 31, 1998, there was $1,579,000 accrued for future rents and lease obligations related to such facilities. During the quarter ended September 30, 1999, the Company paid $449,000 related to rent and lease obligations for these facilities.

                                                                              ADDITIONS
                                                               BALANCE AT     CHARGED TO                 BALANCE AT
                                                              DECEMBER 31,    COSTS AND                 SEPTEMBER 30,
                                                                  1998         EXPENSES     PAYMENTS        1999
                                                              ------------    ----------    --------    -------------
DESCRIPTION
Personnel costs.............................................     $   --        $10,000      $(10,000)      $   --
Rents and lease obligations.................................      1,579          3,282        (1,945)       2,916
Other incremental operating costs...........................         --          5,470        (4,619)         851
                                                                 ------        -------      --------       ------
        Total Restructuring Accrual.........................     $1,579        $18,752      $(16,564)      $3,767
                                                                 ======        =======      ========       ======

7. IMPAIRMENT OF INTANGIBLES

     During the quarter ended March 31, 1999, the Company recorded a $10,600,000 charge for the write-down of certain intangible assets. The intangible assets were associated with the Business Office Division, and were related to the acquisitions of Synergy in 1997, InterLink, Velox and American Hospital Directory in 1998. In accordance with SFAS No. 121, "Impairment of Long-Lived Assets", projected cash flows from these product lines were not sufficient to cover future amortization of the intangible assets and therefore were written-down during the quarter ended March 31, 1999.

8. SEGMENT REPORTING

     The Company reported on three operating segments in 1999: the Business Office Division (BO), the Health Information Management (HIM) Division and the Enterprise Division. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The Company does not track long-lived assets by segment and therefore related disclosures are not relevant and are not presented.

     For the nine months ended September 30, 1999 and 1998, respectively, the following table reports selected segment information required by SFAS No. 131:

                                           1999                                              1998
                       ---------------------------------------------    ----------------------------------------------
                          BO         HIM      ENTERPRISE     TOTAL         BO         HIM       ENTERPRISE     TOTAL
                       --------    -------    ----------    --------    --------    --------    ----------    --------
License revenues.....  $ 32,565    $21,109     $42,528      $ 96,202    $ 33,154    $ 12,174     $37,938      $ 83,266
Service revenues.....  $ 20,559    $62,972          --        83,531      10,195      56,389          --        66,584
                       --------    -------     -------      --------    --------    --------     -------      --------
                       $ 53,124    $84,081     $42,528      $179,733    $ 43,349    $ 68,563     $37,938      $149,850
Segment earnings
  (loss).............  $(17,737)   $ 6,379     $(3,262)     $(14,620)   $(13,950)   $ (8,316)    $(5,486)     $(27,752)

                             QUADRAMED CORPORATION

  Recent Accounting Pronouncements

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position
(SOP) 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," which defers for one year the application of provisions in SOP 97-2 which limit what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple element arrangement. All other provisions in SOP 97-2 remain in effect. This SOP was effective as of March 31, 1998. In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which amends paragraphs 11 and 12 of SOP 97-2, Software Revenue Recognition, to require recognition of revenue using the "residual value method" under certain conditions. Effective December 15, 1998, SOP 98-9 amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," "Software Revenue Recognition," to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of this SOP are effective for transactions entered into in fiscal years beginning after March 31, 1999. The Company does not anticipate that these statements will have a material adverse impact on its statement of operations.

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

  Overview

     QuadraMed Corporation uses technology to transform disparate healthcare data into valuable, enterprise-wide information. Providing and distributing meaningful information through its software, services and Internet solutions, QuadraMed has enabled its 4,000 customers in the U.S. and Canada to generate operational efficiencies, improve cash flow and measure the cost and quality of care. QuadraMed has implemented its product and service solutions in more than 60% of the nation's hospitals. The Company has expanded significantly since its inception in 1993, primarily through the acquisition of other businesses, products and services. Accordingly, the Company's consolidated financial statements have been restated to include historical results of entities acquired on a pooling of interests basis.

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

     In July 1999, the Company acquired Med Data Systems, Inc. ("Med Data") for $5 million in cash. In connection with this acquisition, the Company recorded a charge of $1.7 million associated with in-process research and development. Goodwill associated with the purchased is amortized over an average life of seven years.

     As of September 30, 1999, QuadraMed and its subsidiaries had 4,000 customers, approximately 80% of which were hospitals, located in all 50 states, the District of Columbia, Canada, Puerto Rico, South Africa and Singapore. The Company expects to maintain a high percentage of hospital customers, but also expects its customer mix to transition to a higher percentage of other providers, including integrated delivery health care systems ("IDSs"), as well as physicians, payers and employers. No single customer accounted for more than 10% of the Company's revenues in the nine months ended September 30, 1999 or 1998.

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

     The Company's product offering includes a variety of products which can be licensed individually or as a suite of interrelated products. Products are licensed either under term arrangements (which range from one year to three years and typically include monthly or annual payments over the term of the arrangement) or on a perpetual basis. Revenues from term licenses are recognized monthly or annually over the term of the license arrangement, beginning at the date of installation. Revenues from perpetual licenses are recognized upon shipment of the software if there is persuasive evidence of an agreement, collection of the resulting receivable is probable and the fee is fixed and determinable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Revenues from certain products, including the Company's enterprise solutions are recognized on a percentage of completion basis of accounting.

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

     The Company provides business office and health information management outsourcing, cash flow management, compliance and consulting services to certain hospitals under contract service arrangements. Outsourcing revenues typically consist of fixed monthly fees plus, in the case of business office outsourcing, incentive-based payments that are based on a percentage of dollars recovered for the provider for which the service is being performed. The monthly fees are recognized as revenue on a monthly basis at the end of each month. Incentive fees are recognized as the conditions upon which such fees are based are realized based on collection of accounts from payers. Cash flow management services typically consist of fixed fee services and additional incentive payments based on a certain percentage of revenue returns realized by the customer as a result of the services provided by the Company. The fixed fee portion is recognized upon completion of the project with the customer. Compliance and consulting revenues are recognized as the services are provided. The Company has experienced operating margins at differing levels related to licenses and services. The service business has historically realized fluctuating margins that were significantly lower than margins associated with licenses.

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

  Revenues

     License. License revenues for the quarter ended September 30, 1999 were $32.8 million, compared to $33.6 million in the same period last year. For the nine months ended September 30, 1999, license revenues increased 15.5% to $96.2 million compared to $83.3 million in the same period last year. The increase in license revenues during the nine months ended September 30, 1999 was due principally to sales to new customers associated with the Company's coding and capitation products and sales to new and existing customers associated with enterprise products from the recently acquired Compucare. License revenues include license, installation, consulting and post-contract support fees, third-party hardware sales and other revenues related to licensing of the Company's software products.

     Service. Service revenues for the quarter ended September 30, 1999 increased 25.3% to $29.3 million, compared to $23.4 million in the same period last year. For the nine months ended September 30, 1999, services revenues increased 25.5% to $83.5 million, compared to $66.6 million in the same period last year.

The increase in service revenues was due principally to new customers associated with the Company's health information management outsourcing, compliance and specialty audit services.

     The Company experienced a substantial increase in revenues in 1998 which reflected the completion of numerous acquisitions, several of which were significant. The Company currently expects to complete fewer acquisitions in 1999 and 2000. As a result the Company does not expect revenues to increase at historical rates in the future.

  Cost of Revenues

     Cost of licenses. Cost of license revenues for the quarter ended September 30, 1999 increased 13.8% to $15.4 million, compared to $13.5 million in the same period last year. For the nine months ended September 30, 1999, cost of license revenues increased 9.1% to $41.1 million, compared to $37.7 million in the same period last year. Cost of licenses consists primarily of salaries, benefits and allocated costs related to software installations, hardware costs, customer support and royalties to third parties. As a percentage of license revenues, cost of licenses increased to 47.0% in the quarter ended September 30, 1999, from 40.3% in the same period last year. As a percentage of license revenues, cost of licenses decreased to 42.7% in the nine months ended September 30, 1999, from 45.2% in the same period last year. The increase in cost of licenses in absolute dollars for the three and nine month periods ended September 30, 1999 and as a percentage of revenue for the three month period ended September 30, 1999 was principally due to higher hardware sales during the quarter, which typically has a lower margin than the sale of software. The decrease in cost of licenses as a percentage of license revenues for the nine months ended September 30, 1999 is principally due to the leveraging of costs over an increased revenue base.

     Cost of services. Cost of service revenues for the quarter ended September 30, 1999 increased 19.6% to $17.7 million, compared to $14.8 million, in the same period last year. For the nine months ended September 30, 1999, cost of services revenues increased 12.9% to $49.7 million, compared to $44.0 million in the same period last year. Cost of services includes expenses associated with services performed in connection with health information management and business office outsourcing, compliance, consulting and other audit services. As a percentage of service revenues, cost of services decreased to 60.5% in the quarter ended September 30, 1999 from 63.4% in the same period last year. As a percentage of service revenues, cost of services decreased to 59.5% in the nine months ended September 30, 1999 from 66.1% in the same period last year. The increase in cost of services was due principally to additional operating costs associated with the health information management outsourcing services and to a lesser extent, the hiring of additional compliance consultants. Cost of services as a percentage of service revenues decreased for the three and nine months ended September 30, 1999, principally due to a higher revenue contribution from the Company's health information management outsourcing business unit and to a lesser extent, the closure of one of the Company's duplicative operating facilities within its business office outsourcing operations in the third quarter of 1998. As a result of this facility closure, the Company reduced operations in a lower margin business. In addition, the Company's audit services provided higher revenues and operating margins than certain of its other service businesses in 1999.

  Operating Expenses

     General and Administration. General and administration expenses for the quarter ended September 30, 1999 remained static at $7.9 million, compared to the same period last year and, as a percentage of total revenues, decreased to 12.8% compared to 13.9% in the same period last year. For the nine months ended September 30, 1999, general and administration expenses decreased 6.5% to $23.3 million, compared to $25.0 million in the same period last year, and as a percentage of total revenues, decreased to 13.0%, compared to 16.7% in the same period last year. The decrease in general and administration expenses in absolute dollars for the nine month period was due to the reduction of certain overhead costs associated with prior acquisitions as the Company has centralized many of its administrative functions. The decrease in general and administration expenses as a percentage of total revenues for the three and nine months ended September 30, 1999 was principally due to a combination of a larger revenue base and the reduction of certain overhead costs.

     Sales and Marketing. Sales and marketing expenses for the quarter ended September 30, 1999 increased 25.4% to $5.8 million, compared to $4.6 million in the same period last year, and increased as a percentage of total revenues to 9.3% from 8.1% in the same period last year. For the nine months ended September 30, 1999, sales and marketing expenses increased 10.9% to $16.4 million, compared to $14.8 million in the same period last year, and as a percentage of total revenues, decreased to 9.1%, compared to 9.9% in the same period last year. The increase in sales and marketing expenses in absolute dollars for the three month and nine month periods ended September 30, 1999 and as a percentage of total revenues for the three month period ended September 30, 1999, resulted principally from the addition of sales and marketing personnel in 1999 and higher advertising costs, which included a more expansive participation at the annual healthcare information management conference in February 1999. The decrease as a percentage of revenues for the nine month period is due to a larger revenue base for the nine month period.

     Research and Development. Research and development costs include costs incurred by the Company to further its efforts for enhancing its products, which ultimately supports the Company's license revenues. Research and development expenses for the quarter ended September 30, 1999 increased 22.0% to $5.9 million, compared to $4.9 million in the same period last year and as a percentage of total revenues increased to 9.6% from 8.6% in the same period last year. For the nine months ended September 30, 1999, research and development expenses decreased marginally to $16.8 million, compared to $17.0 million in the same period last year, and as a percentage of total revenues, decreased to 9.3%, compared to 11.3% in the same period last year. Research and development expenses increased for the quarter ended September 30, 1999 principally due to higher development costs incurred for the Company's Enovation product lines. The Company capitalized $3.6 million and $2.1 million of software development costs in the nine months ended September 30, 1999 and 1998, respectively, which represented 17.6% and 12.8% of total research and development expenditures for the nine months ended September 30, 1999 and 1998, respectively. The Company believes that research and development expenditures are essential to maintaining its competitive position. As a result, the Company intends to continue to make investments in the development of new products and in the further integration of acquired technologies into the Company's suite of products.

     Amortization of Intangibles. Amortization of intangibles for the quarter ended September 30, 1999 remained static at $2.1 million compared to the same period last year. For the nine months ended September 30, 1999, amortization of intangibles increased 34.4% to $5.8 million compared to $4.3 million in the same period last year. The increase in the amortization of intangibles is principally due to the acquisition of the remaining 43.3% interest in Medicus in May 1998, and the acquisition of Cabot Marsh in February 1998.

     Acquired Research and Development In-Process. In connection with the acquisition of MedData in July of 1999, and the acquisitions of Cabot Marsh, Velox and entities affiliated with InterLink during the first nine months of 1998, the Company expensed $1.7 million and $14.5 million, respectively, of acquired in-process research and development as the technology had not achieved technological feasibility and had no alternative future use.

     Acquisition Costs. The Company incurred $6.9 million of acquisition costs for the nine months ended September 30, 1999. These acquisition costs primarily related to the Compucare acquisition in the first quarter of 1999. Such costs were primarily for financial advisor fees of approximately $5.7 million incurred by the Company and Compucare and to a lesser extent, legal and accounting fees of approximately $1.2 million.

     Non-Recurring Charges. Non-recurring charges of $29.3 million in the first nine months of 1999 were associated with the closing of duplicative operating facilities within several of the Company's business units and the write-down of certain intangibles from past acquisitions which were determined to be impaired. The Company incurred approximately $18.8 million to close four office facilities and to reduce the related workforce by more than one hundred employees. The charge included approximately $10 million related to severance payments to employees ranging from several weeks to two years in the case of certain management of Compucare. In addition, the charge included $8.8 million of future rents and lease obligations the Company is contractually obligated to fulfill as well as other incremental costs to wind-down the operations of the offices. The Company recorded a $10.6 million charge to write-down certain intangible assets from companies acquired in 1997 and 1998. The write-down related to the acquisitions of Synergy, InterLink, Velox and American Hospital Directory. No such charges were incurred during the quarter ended September 30, 1999.

     Interest expense, net. Interest expense, net was $927,000 and $2.0 million in the three and nine months ended September 30, 1999, respectively, compared to interest expense of $170,000 and $102,000 for the same periods last year, respectively. Interest expense during 1999 was principally due to interest expense from the Company's $115 million Convertible Subordinated Debentures which closed in May 1998 and, prior to June 30, 1999, interest expense on notes payable assumed from the acquisition of IMN in September 1998. Interest expense was partially offset by interest income from the Company's cash and investments.

     Provision for income taxes. Provision for income taxes was $243,000 and $1,521,000 in the quarters ended September 30, 1999 and 1998 and $1.4 million and $3.5 million in the nine months ended September 30, 1999 and 1998, respectively. The provision for income taxes is primarily due to state and alternative minimum tax liabilities on certain of the Company's legal entities. For financial reporting purposes, a 100% valuation allowance has been recorded against the Company's deferred tax assets under SFAS No. 109, "Accounting for Income Taxes."

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

     Net cash used in operating activities was $31.2 million and $15.0 million in the nine months ended September 30, 1999 and 1998, respectively. Net cash used in operating activities in the nine months ended September 30, 1999 was principally due to an increase in accounts receivable and prepaid expenses and other and a decrease in accounts payable and deferred revenue. Accounts receivable increased primarily due to an increase in receivables associated with the Company's Enterprise products and BO service businesses. Prepaids and other assets increased primarily due to prepaid royalties related to purchased technology rights during the second quarter of 1999. Net cash used in operating activities for the nine months ended September 30, 1998 related to the net loss for the period, which was adjusted for depreciation and amortization, the write off of in-process research and development and the increase in accounts receivable and unbilled receivables.

     Net cash used in investing activities was $6.4 million and $103.0 million in the nine months ended September 30, 1999 and 1998, respectively. Investing activities for the nine months ended September 30, 1999 primarily included the purchase of technology rights of $7.2 million, the additional equity investment of $3.0 million in VantageMed, $7.8 million paid for acquisitions which primarily consisted of $5 million paid in the acquisition of Med Data, purchases of capital equipment, and the capitalization of computer software development costs. These cash outflows were offset by $21.0 million received from net maturities of short term investments. Investing activities for the nine months ended September 30, 1998 related to purchases of short and long term investments and cash paid for the acquisitions of Cabot Marsh, Velox and entities associated with InterLink, as well as the purchase of capital equipment and the capitalization of computer software development costs during 1998.

     Net cash used in financing activities was $19.0 million in the nine months ended September 30, 1999 compared to net cash provided by financing activities of $131.7 million in the nine months ended September 30, 1998. Financing activities in the nine months ended September 30, 1999 related to the repayment of the outstanding balances under the line of credit assumed as part of the Compucare acquisition and under a note payable assumed as part of the IMN acquisition, offset by the proceeds from the exercise of common stock options. Cash provided by financing activities in the nine months ended September 30, 1998 related to the issuance of convertible subordinated debentures and the issuance of common stock.

     In December 1997, the Company entered into an agreement with Arcadian Management Services, Inc. ("Arcadian") to develop a centralized business office ("CBO") and to provide full business office outsourcing services for its four managed hospitals. In connection with this agreement, the Company purchased certain accounts receivable from Chama, Inc. ("Chama"), a customer of Arcadian, for the purpose of increasing cash flow while the CBO was implemented. As of September 30, 1999, approximately $1.0 million of these receivables remained outstanding. The remaining balances are included in notes and other receivables on the consolidated balance sheet. On October 7, 1998, Chama filed for reorganization under Chapter 11. Prior to the filing, the Company had perfected a security interest in the receivables purchased from Chama and, pursuant to a court order, the receivables owned by the Company are being segregated as they are collected.

     The Company believes that its current cash and investments will be sufficient to fund operations at least through December 31, 1999.

     See "FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS" for discussion on year 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

               FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

  History of Operating Losses; Uncertain Profitability

     We incurred net losses of $37.4 million and $20.7 million for the years ended December 31, 1997 and 1998, respectively, and a net loss of $14.6 million for the nine months ended September 30, 1999. As of September 30, 1999, our accumulated deficit was $207.8 million. These results include write-offs for acquired in-process research and development in the years ended December 31, 1997, 1998 and 1999 of $21.9 million, $14.5 million and $1.7 million, respectively. In connection with our acquisitions, we have and will incur significant non-recurring charges and will be required to amortize significant expenses related to goodwill and other intangible assets in future periods. It is uncertain whether we will be able to achieve or sustain revenue growth or profitability on a quarterly or annual basis.

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

     We cannot accurately forecast the timing of our customer purchases due to the complex procurement decision process associated with most health care providers and payers. As a result, we typically experience sales cycles that extend over several quarters. In addition, certain products we acquired as a result of our acquisition of Integrated Medical Networks in September 1998 and The Compucare Company in March 1999 have higher average selling prices and longer sales cycles than many of our other products. This may increase the volatility of our quarterly operating results. Moreover, our operating expense levels, which will increase with the addition of acquired businesses, are relatively fixed. Accordingly, if future revenues are below our expectations, we would experience a disproportionate adverse affect on our net income and financial results. Further, it is likely that, in some future quarter, our revenues or operating results may fall below the expectations of securities analysts and investors. In such an event, the trading price of our Common Stock would likely be materially and adversely affected.

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

     - McKesson HBOC, Inc., Shared Medical Systems, Inc., MediTech Corporation and Eclipsys Corporation in the market for our enterprise products;

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

SHARES ELIGIBLE FOR FUTURE SALE

     Future sales of Common Stock by existing stockholders under Rule 144 of the Securities Act and through the exercise of registration rights could lower the market price of our Common Stock. As of September 30, 1999, approximately 1,765,000 shares are available for sale in the public market subject to compliance with Rule 144. Certain of our existing stockholders holding an aggregate of 1,639,000 shares of Common Stock as of September 30, 1999 have rights under certain circumstances to require us to register their shares for future sale, excluding shares issued in the acquisitions of Compucare, discussed below.

     In March 1999, we closed the acquisition of Compucare. In connection with the acquisition of Compucare, we issued an aggregate of 2,957,000 shares of Common Stock. In September 1998, we closed the acquisition of IMN . In connection with the acquisition of IMN, we issued an aggregate of 1,550,000 shares of Common Stock. In June 1998, we closed the acquisition of Pyramid. In connection with the acquisition of Pyramid, we issued an aggregate of 2,847,218 shares of Common Stock. All of the shares of Common Stock issued in connection with the acquisitions of IMN, Pyramid and Compucare have been registered under the Securities Act and are freely tradeable.

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

RISK OF PRODUCT DEFECTS; FAILURE TO MEET PERFORMANCE CRITERIA

     Products such as our products frequently contain errors or failures, especially when initially introduced or when new versions are released. Although we conduct extensive testing on our products, software errors have been discovered in certain enhancements and products after their introduction. We cannot guarantee that despite such testing by us, and by our current and potential customers, products under development, enhancements or shipped products will be free of errors or performance failures, resulting in, among other things:

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Between July 1, 1999 and September 30, 1999, the Registrant issued the following securities which were not registered under the Securities Act of 1933 (the "Securities Act"):

          (a) the Registrant issued an aggregate of 410,770 shares of Common Stock in connection with the acquisition of Linksoft Technologies, Inc.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     QuadraMed's Annual Meeting of Stockholders was held on August 23, 1999. The sole matter under consideration was the election of James D. Durham as a director. The matter was approved. QuadraMed's directors currently consist of James D. Durham, Albert L. Greene, Kenneth E. Jones, Michael J. King, Joan P. Neuscheler and E.A. Roskovensky.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

     2.6     First Amendment to HRI Acquisition Agreement and Plan of
             Merger, dated as of April 22, 1997.(3)
     2.7     Second Amendment to HRI Acquisition Agreement and Plan of
             Merger, dated as of April 24, 1997.(3)
     2.8 Acquisition Agreement and Plan of Merger, dated as of September 24, 1997, by and among QuadraMed Corporation, HRM
             Acquisition Corporation, Healthcare Revenue Management, Inc.
             and its Stockholders (the "Acquisition Agreement and Plan of
             Merger").(4)
     2.9 First Amendment to Acquisition Agreement and Plan of Merger, dated as of September 29, 1997.(4)
     2.10 Agreement and Plan of Reorganization by and between QuadraMed Corporation and Medicus Systems Corporation, dated as of November 9, 1997.(5)
     2.11 Amendment No. 1 to Agreement and Plan of Reorganization, dated as of February 26, 1998.(10)
     2.12 Amendment No. 2 to Agreement and Plan of Reorganization, dated as of March 24, 1998.(10)
     2.13 Acquisition Agreement and Plan of Merger dated as of December 29, 1997, by and among QuadraMed Corporation and
             Resource Health Partners, L.P.(6)
     2.14 Acquisition Agreement and Plan of Merger dated as of February 2, 1998, by and among QuadraMed Corporation and
             Cabot Marsh Corporation.(7)
     2.15 Acquisition Agreement and Plan of Merger by and among QuadraMed Corporation and Pyramid Health Acquisition
             Corporation and Pyramid Health Group, Inc. and its stockholders.(11)
     2.16 Acquisition Agreement and Plan of Merger by and among QuadraMed Corporation and IMN Acquisition Corp., and IMN
             Corp. dated September 30, 1998.(14)
     2.17    Acquisition Agreement and Plan of Merger dated December 23,
             1998 by and among the Company and Premiere Healthcare
             Acquisition Corporation, and Premiere Healthcare Corporation and its subsidiaries(19)
     2.18 Acquisition Agreement and Plan of Merger by and among QuadraMed Corporation and Compucare Acquisition Corporation, and The Compucare Company and certain of its stockholders dated February 3, 1999.(15)
     2.19 First Amendment to Acquisition Agreement and Plan of Merger by and among QuadraMed Corporation and Compucare Acquisition
             Corporation and The Compucare Company and certain of its stockholders, dated March 3, 1999.(18)
     3.1     Reserved.
     3.2     Reserved
     3.3     Reserved.
     3.4     Amended and Restated Bylaws of the Company.(1)
     3.5 Third Amended and Restated Certificate of Incorporation of the Company.(16)
     4.1     Reference is made to Exhibits 3.2 and 3.5.(1)(16)
     4.2     Form of Common Stock certificate.(1)
     4.3 Form of Exchange Agreement dated March 16, 1994, by and among the Company, THCS Holding, Inc. and certain stockholders listed on Schedule A thereto.(1)
     4.4     Reserved.
     4.5     Reserved.
     4.6     Reserved.

     4.7 Amended and Restated Agreement Regarding Adjustment Shares dated June 25, 1996, by and among the Company, QuadNet
             Corporation and the individuals listed on Schedule A thereto.(1)
     4.8     Amended and Restated Shareholder Rights Agreement dated June
             25, 1996, by and between the Company and the investors listed on Schedule A thereto.(1)
     4.9     Stock Purchase Warrant dated September 27, 1995 issued to
             James D. Durham and amendment no. 1 thereto dated July 10,
             1997.(8)
     4.10    Reserved.
     4.11    Form of Warrant to Purchase Common Stock.(1)
     4.12 Registration Rights Agreement dated December 5, 1996, by and between the Company and the investors listed on Schedule A thereto.(8)
     4.13    Registration Rights Agreement, dated as of December 29,
             1997, by and among QuadraMed Corporation, Resource Health
             Partners, L.P. and certain stockholders.(6)
     4.14 Registration Rights Agreement, dated as of June 5, 1998, by and among QuadraMed Corporation and the stockholders of Pyramid Health group, Inc. named therein.(11)
     4.15    Subordinated Indenture, dated as of May 1, 1998 between
             QuadraMed and The Bank of New York.(13)
     4.16    Officers' Certificate delivered pursuant to Sections 2.3 and
             11.5 of the Subordinated Indenture.(13)
     4.17 Registration Rights Agreement dated April 27, 1998 by and among QuadraMed and the Initial Purchasers named therein.(13)
     4.18    Form of Global Debenture.(13)
     4.19    Form of Certificated Debenture.(13)
     4.20    Registration Rights Agreement, dated as of September 30,
             1998, by and among QuadraMed Corporation, IMN Corp. and the shareholders of IMN named therein.(14)
     4.21 Registration Rights Agreement dated December 23, 1998 by and between the Company and the shareholders listed therein.(19)
     4.22 Registration Rights Agreement, dated as of March 3, 1999, by and among QuadraMed Corporation and the stockholders of The
             Compucare Company named therein.(18)
    10.1     1996 Stock Incentive Plan of the Company.(1)
    10.2     1996 Employee Stock Purchase Plan of the Company.(1)
    10.3     Summary Plan Description, QuadraMed Corporation 401(k)
             Plan.(1)
    10.4 Form of Indemnification Agreement between the Company and its directors and executive officers.(1)
    10.5     1999 Supplemental Stock Option Plan for The Company
    10.6     Lease dated February 26, 1996 for facilities located at 1345
             Campus Parkway, Building M, Block #930, Lot #51.02, Neptune,
             New Jersey.(1)
    10.7     Lease dated May 23, 1994 for facilities located at 80 East
             Sir Francis Drake Boulevard, Suite 2A, Larkspur,
             California.(1)
    10.8     Reserved.
    10.9     Reserved.
    10.10 Stock Purchase Agreement dated March 3, 1994, by and between the Company and James D. Durham.(1)
    10.11    Reserved.
    10.12    Reserved.
    10.13    Reserved.

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

    10.48    Employment Agreement dated February 4, 1998 by and between
             Ruthann Russo and the Company.(10)
    10.49    Employment Agreement dated June 5, 1998 between Nitin T.
             Mehta and the Company.(16)
    10.50    Mergers and Acquisitions Advisory Fee Agreement dated June
             5, 1998 between the Company and Mehta & Company, Inc.(12)
    10.51    Employment Agreement dated January 1, 1999 between James D.
             Durham and the Company.(20)
    10.52    Employment Agreement dated April 1, 1999 between Michael
             Sanderson and the Company.(21)
    10.53    Employment Agreement dated April 1, 1999 between Michael
             Wilstead and the Company.(21)
    10.54    Employment Agreement dated April 1, 1999 between Nancy
             Nelson and the Company.(21)
    10.55    Employment Agreement dated April 1, 1999 between Andrew Hurd and the Company.(21)
    10.56    Employment Agreement dated April 1, 1999 between Patrick
             Ahearn and the Company.(21)
    10.57    Employment Agreement dated April 1, 1999 between Keith
             Roberts and the Company.(21)
    10.58    Employment Agreement dated April 27, 1999 between E. Payson
             Smith and the Company.(21)
    10.59    Employment Agreement dated May 18, 1999 between John V.
             Cracchiolo and the Company.(21)
    10.60    Employment Agreement dated May 25, 1999 between Brian
             Moriarity and the Company.(21)
    21       List of subsidiaries of the Company.(17)
    27.1     Financial Data Schedule

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

(20) Incorporated herein by reference from the exhibit with the same number to the Company's Quarterly Report on the Form 10-Q for the quarter ended March 31, 1999 as filed with the Commission on May 17, 1999.

(21) Incorporated herein by reference from the exhibit with the same number to the Company's Quarterly Report on the Form 10-Q for the quarter ended June 30, 1999 as filed with the Commission on August 16, 1999

     b. Reports on Form 8-K.

     The Company filed a report on Form 8-K on August 18, 1999 in which it reported the acquisition of the Compucare Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          QUADRAMED CORPORATION (Company)

Date: November 15, 1999
                                          By:   /s/ E. PAYSON SMITH, JR.
                                            ------------------------------------
                                                    E. Payson Smith, Jr.
                                                 Executive Vice President,
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

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