Form 10-K
period 1999-12-31
QUADRAMED CORP
filed 2000-03-30
CIK 1018833

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                 22 Pelican Way
                          SAN RAFAEL, CALIFORNIA, 94901
                         (Address of Principal Executive
                          Offices, including Zip Code)

       Registrant's telephone number, including area code: (415) 482-2100

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

        The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 30, 2000, was approximately $149,586,343 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        On March 3, 2000, approximately 25,444,252 shares of the Registrant's Common Stock, $0.01 par value per share, were outstanding.

                              QUADRAMED CORPORATION

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                              PAGE
                                                                              ----
PART I ..................................................................       3

ITEM 1. BUSINESS ........................................................       3

ITEM 2. PROPERTIES ......................................................      12

ITEM 3. LEGAL PROCEEDINGS ...............................................      12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............      12

PART II .................................................................      13

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER ...      13
        MATTERS

ITEM 6. SELECTED FINANCIAL DATA AND SUPPLEMENTARY DATA ..................      14

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS ...........................................      14

ITEM 8. FINANCIAL STATEMENTS ............................................      31

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE ............................................      31

PART III ................................................................      32

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .............      32

ITEM 11. EXECUTIVE COMPENSATION .........................................      32

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .      32

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................      32

PART IV .................................................................      33

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K      33

SIGNATURES ..............................................................      39

POWER OF ATTORNEY .......................................................      39

INDEX TO FINANCIAL STATEMENTS ...........................................      42

EXHIBIT INDEX ...........................................................      71

                                     PART I

ITEM 1.  BUSINESS.

       Except for the historical financial information contained herein, the matters discussed in this Annual Report on Form 10-K may be considered "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include declarations regarding the intent, belief or current expectations of QuadraMed Corporation and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties and that actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those risks identified in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation -- Certain Factors That Might Affect Future Operating Results" and other risks identified from time to time in QuadraMed Corporation's reports and registration statements filed with the Securities and Exchange Commission.

OVERVIEW

       QuadraMed Corporation ("QuadraMed") leverages its industry expertise and product breadth to deliver web-enabled, secure product and service solutions that link the nation's hospitals to their diverse constituents, including payors, physicians, patients, insurers and governmental agencies. We are focused on customer service excellence and delivering a return on investment for our customers through increased efficiency and improved cash flow. We have implemented our solutions in approximately 4,000 provider sites, representing more than 60% of the nation's hospitals.

       We have a significant talent pool, which, through our active participation in professional and trade organizations, has helped to shape the healthcare information technology industry. We also have substantial expertise in the core components required by the Health Insurance Portability and Accountability Act of 1996 (HIPAA). In addition to our web-enabled solutions, we have developed the American Hospital Directory (ahd.com), the most comprehensive resource for hospital and healthcare benchmarking on the worldwide web. Our site is the only one of its kind to integrate data from the American Hospital Association.

       In 2000, we reorganized our operations into four functional areas -- product management, development, sales, and customer service. In addition, we have created four product centers to offer more comprehensive solutions to our clients. These centers are Financial, Clinical, Health Information Management
(HIM) and Q Solutions.

       ~ Our Financial Solution Center helps our clients improve cash flow in several ways including capturing financial information electronically, checking eligibility at an early stage, monitoring reimbursement, improving collections, and reducing A/R days.

       ~ Our Clinical Solution Center helps healthcare organizations achieve their goals by streamlining clinical processes and enabling clinicians to obtain easy access to reliable patient information. Our goal is to achieve positive outcomes that increase patient and physician satisfaction.

       ~ Our Health Information Management Solution Center provides secure access to accurate healthcare information and improves productivity by eliminating the duplication of medical records and improving workflow. Our goal is to increase data quality, produce reliable diagnostic, procedural and regulatory information and reduce a healthcare organization's exposure to legal and financial risks associated with providing healthcare.

       ~ Our Q Solution Center encompasses a suite of products designed to assist healthcare facilities and enterprises to maintain a competitive position. These solutions incorporate innovative technology to capitalize on existing clinical and financial information and share this information across a broad base of diverse users. Offerings in the Q Solutions Center include product and service solutions which span a hospital's enterprise.

       QuadraMed was incorporated in September 1993 in California under the name QuadraMed Corporation and reincorporated in Delaware in 1996. We have expanded significantly since our inception in 1993, primarily through the acquisition of other businesses, products and services. Unless the context otherwise requires, references herein to the "Company", "QuadraMed", "we", "us", and "our" refer to QuadraMed Corporation, a Delaware corporation, its subsidiaries and QuadraMed Corporation, its California predecessor. Our executive offices are located at 22 Pelican Way, San Rafael, California 94901 and our telephone number is (415) 482-2100.

       We have expanded in part through acquisitions of products, technologies and businesses. While we have focused recently on integrating our acquisitions, we have indicated that we may acquire product technologies and businesses in the future. Our ability to expand successfully through acquisitions depends on many factors, including the successful identification and acquisition of products, technologies or businesses and management's ability to effectively negotiate and consummate acquisitions and integrate and operate the new products, technologies or businesses. There is significant competition for acquisition opportunities in our industry, which may intensify due to increasing consolidation in the health care industry, thereby increasing the costs of capitalizing on acquisition opportunities. We compete for acquisition opportunities with other companies that have significantly greater financial and management resources than QuadraMed. The inability to successfully identify appropriate acquisition opportunities, consummate acquisitions or successfully integrate acquired products, technologies, operations, personnel or businesses could have a material adverse effect on our business, financial condition and results of operations. In addition, acquisitions may divert management's attention from other business concerns, expose us to the risks of entering markets in which we have no direct prior experience or to risks associated with the market acceptance of acquired products and technologies, or result in the loss of key employees of QuadraMed or the acquired company. Moreover, acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and the recognition of amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect on our business, financial condition and results of operations. We may not be able to identify or successfully complete acquisitions of products, technologies or businesses in the future. In addition, declines in our stock price will negatively affect our ability to consummate acquisitions that are accretive to earnings.

       Realizing benefits from acquisitions will depend in significant part upon the successful integration of the acquired businesses, including their products and employees, with QuadraMed, and there can be no assurance that such integration will not entail substantial costs, delays or other problems or that such integration will be successfully completed. The effort to integrate the businesses will divert the attention of management from other matters and will result in significant operational and administrative expense. Any difficulties encountered in the integration process could have a material adverse effect on our revenues and operating results of QuadraMed. In addition, the process of combining the companies could cause the interruption of, or a disruption in, our business activities, which could have a material adverse effect on our operations and financial performance. Even if these businesses are successfully integrated into QuadraMed, the acquired operations may not achieve sales, productivity and profitability commensurate with our historical or projected operating results. Failure to achieve such projected results would have a material adverse effect on our financial performance, and in turn, on the market value of our Common Stock. There can be no assurance that we will realize any of the anticipated benefits of our acquisitions, or that such acquisitions will enhance our business or financial performance.

       Acquisitions involve a number of special risks including, without limitation, managing geographically dispersed operations, failure of the acquired business to achieve expected results, failure to retain key personnel of the acquired business, inability to integrate the new business into existing operations and risks associated with unanticipated events or liabilities, potential increases in stock compensation expense and increased compensation expense resulting from newly hired employees, the assumption of unknown liabilities and potential disputes with the sellers of one or more acquired entities, all of which could have a material adverse effect on our business, results of operations and financial condition. Additionally, customer dissatisfaction or performance problems at a single acquired company could have an adverse effect on our reputation and its sales and marketing initiatives. With the addition of significant businesses, our future operations may place a strain on its management systems and resources. We expect that we will be required to continue to improve our financial and management controls, reporting systems and procedures, and will need to expand, train and manage our work force. There can be no assurance that QuadraMed will be able to effectively manage these tasks, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

       We have entered the market for enterprise products, which exposes us to additional risks and uncertainties. These enterprise products have considerably higher average sales prices than other solutions offered by us and therefore tend to lengthen our sales cycle and increase the potential variability of our quarterly operating results.

       A substantial portion of our revenues have been and are expected to be derived from the sale of software products and services to hospitals. Consolidation in the health care industry, particularly in the hospital and managed care markets, could cause a decrease in the number of existing or potential purchasers of our products and services or the loss of one or more of our significant customers, insofar as customers may be acquired by another company that uses products or services, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the decision to purchase our products often involves the approval of several members of management or the board of directors of a hospital or health care provider. Consequently, it is difficult for us to predict the timing or outcome of the buying decisions of customers or potential customers.

       The health care industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care organizations. We believe that the commercial value and appeal of our products may be adversely affected if the current health care financing and reimbursement system were to reverse its current evolution to a managed care model back to a fee-for-service model. In addition, many of our customers are providing services under capitated service agreements, and a reduction in the use of capitation arrangements as a result of regulatory or market changes could have a material adverse effect on our business, financial condition and results of operations. During the past several years, the health care industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Certain proposals to reform the health care system have been and are being considered by Congress. These proposals, if enacted, could change the operating environment for our clients in ways that cannot be predicted. Health care organizations may react to these proposals by curtailing or deferring investments, including those for our products and services.

       Changes in current health care financing and reimbursement systems could result in the need for unplanned product enhancements, in delays or cancellations of product orders or shipments or in the revocation of endorsement of our products by hospital associations or other customers. Any of these occurrences could have a material adverse effect on our business, financial condition and results of operations. In addition, many health care providers are consolidating to create integrated health care delivery systems with greater regional market power. As a result, these emerging systems could have greater bargaining power, which may lead to price erosion of our products. If we cannot maintain adequate price levels, we would experience a material adverse effect on our business, financial condition and results of operations. Other market-driven reforms could also have adverse effects on our business, financial condition and results of operations.

       Our performance also depends in significant part upon the continued service of our executive officers, our product managers and other key sales, marketing, and development personnel. The loss of the services of any of our executive officers or the failure to hire or retain other key employees could have a material adverse effect on our business, financial condition and results of operations. Additions of new, and departures of existing, personnel can be disruptive and could have a material adverse effect on our business, financial condition and results of operations.

       AFFINITY(R) and QuadraMed(R) are registered trademarks of QuadraMed. All other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

QUADRAMED'S SUITE OF PRODUCTS

       QuadraMed's products are primarily sold with modular, open architecture design and flexible electronic interfaces. We structure our product offerings to utilize data from disparate health care information systems, thereby extending the functional value of existing legacy system investments. As a result of this modular design, additional applications can be readily integrated into customers' existing applications. We have enabled our customers to generate operational efficiencies, improve cash flow and measure the cost and quality of care.

       The following is a list of key products and services included in our four Solution Centers:

~ Our AFFINITY solution is a web-enabled healthcare information system that provides clinical and financial information. AFFINITY provides a patient-centered database designed to enable users to track each patient throughout the continuum of care, in real time without duplication of effort. AFFINITY integrates financial information such as patient accounting and DRG/case mix with clinical data such as medication charting and plan of care to automate state and federal reporting, billing, and other administrative activities. By centralizing clinical and financial data including scheduling, registration, and medical records information AFFINITY allows users to aggregate information more productively and cost-effectively to run their business. AFFINITY is highly scalable and supports both UNIX and Windows NT.

~ Our AFFINITY Insight(TM) solution is a business intelligence tool for internal trend analysis and reporting to support informed decision-making. Insight(TM) facilitates assimilation of critical information on complex or large volumes of data and enhances communication among executive managers. With graphics and interactive displays, Insight(TM) enables users to drill down through layers of detail to arrive at new views of data, such as revenue and expense per unit of service, calculations that would otherwise require the help of IS personnel.

~ Our Electronic Document Management (EDM) solution enables users to create secure electronic patient folders that combine both computerized and scanned documents. An electronic patient account folder may include detailed daily bills and scanned insurance correspondence. Simultaneous access by multiple users enables a hospital's accounting staff to receive patient account documentation when needed, translating into improved cash flow, more expedient billing, and higher productivity in a provider's business office.

~ Our Electronic Data Interchange (EDI) solution is a Windows(R)-based, all claims, all-payor, secure, electronic claims submission system. This product is designed to eliminate outdated manual processes and facilitate cash flow management. QuadraMed's paperless claims processing system enables a hospital's staff to edit claims on-line to payor-specific requirements, including data fields, clinical logic and data quality. EDI provides customers with valuable financial data through sophisticated reporting capabilities. When integrated with our Electronic Remittance Advice (ERA) solution, EDI provides automated secondary billing to enhance cash flow.

~ Our Master Patient Index (MPI) solution eliminates existing duplicate medical records and prevents creation of new duplicates at the point of registration. MPI is designed to enable hospitals to perform accurate patient searches in an effort to streamline business operations and report more accurate accounts receivable figures. MPI reduces a hospital's expenses by eliminating multiple tests and exams. MPI also reduces the risks associated with catastrophic misdiagnosis, inaccurate or unnecessary treatment and breach of patient confidentiality.

~ Our Contract Management solution is designed to enable providers to measure the allocation of revenues and the profitability of contracts based on specific payor contract terms. Contract Management's pricing module eliminates labor intensive, error prone manual repricing of bills, a process that often leads to inaccurate reimbursement. In addition, Contract Management is used as a modeling tool for managed care contract negotiation and detailed analysis of contract performance.

~ In the area of compliance, the Company offers several products and services, including: Inpatient Coding FACTS, Outpatient Coding FACTS, ComplySource(TM) and compliance consulting and education. Our FACTS solutions are designed to assist hospitals in managing the complexities of federal requirements under HIPAA and in submitting accurate billing and clinical data. The FACTS product complements providers' existing compliance efforts by monitoring coding and billing practices for compliance with mandated guidelines. Our ComplySource solution is designed to provide consolidated access to legal and government compliance-related documents. ComplySource can be implemented via the Intranet or Internet. We also offer a wide range of compliance and consulting services that are designed to add significant value to clients.

~ Our Decision Support solution is designed to provide hospital management with a business intelligence system for on-line analysis of an organization's performance, from internal financial trends to individual provider profiling. Multi-dimensional reporting tools access information from an array of hospital departments. With this information, clients can address a wide range of issues, such as resource allocation and patient cost containment.

~ Our EZ CAP Managed Care solution is designed to assist medical groups, Independent Practice Associations ("IPA's"), hospitals, Physician-Hospital Organizations ("PHO's") and other organizations that receive capitation payments from health plans and are at financial risk for healthcare services. EZ CAP's key functional areas include enrollee demographic data, benefits verification and co-payment information, automated authorizations, flexible provider compensation methods, case management and utilization tools, provider claims processing and claims data capture, and detailed reporting capabilities.

~ Our A/R Reduction service solution provides resources to reduce A/R backlog and accelerate cash flow. While hospital staff focuses on data collection, billing, compliance, and cash posting of current accounts, we analyze patient accounts to identify outstanding or underpaid third-party payments and re-bill, and follow up on third-party claims. We also conduct managed care underpayment reviews and capitation audits.

~ Our CDM (Charge Description Master) service solution is provided to increase the accuracy of a hospital's charge master, develop standardized charges throughout a facility, and assure Medicare compliance. Our goal is to update a hospital's CPT4/HCPCS coding and create new sources of revenue by identifying unbilled charges. To minimize lost reimbursement in the future, we also educate hospital personnel regarding improved charge capture procedures and make recommendations for a long-term program for the ongoing management of the CDM.

~ Our WinPFS (Patient-Focused System) solution is a Windows(R)-based decision support tool designed to ensure that a hospital's nursing staff is cost-effectively and responsibly allocated. Using case-weighting and load-leveling to account for the number of patients as well as their required levels of care, PFS draws comparisons with the National Benchmarking Database's fifteen years of trend data in over fifty clinical specialties. In addition, we provide consultation concerning resource management within the patient care processes to achieve improved outcomes.

~ Our encoding and grouping solution is designed to maximize productivity and minimize workflow duplication. With online code books, search engines, and DRG assignment and Fraud and Abuse tools, we protect the integrity of a healthcare organization's clinical data and improve coding compliance capabilities and accuracy for ICD-9-CM, CPT, and HCPCS codes. We also offer our customers coders for outsourcing when staff shortages or backlogs occur.

~ Our Chart Management solution runs on a suite of Windows(R)-based applications that manage patient data from the inception of treatment until reimbursement. This solution locates and reserves charts, authenticates and distributes transcribed medical reports, completes charts within JCAHO's required time, checks for deficiencies, manages ROI through secure automatic faxing of medical records, and speeds the collection of receivables.

~ Our ROI (Release of Information) services are offered as a solution for a provider's release of information, file management, storage, and staffing needs. Our goal is to increase office productivity and assure accurate, efficient, and quick processing of release of information requests, while increasing compliance with JCAHO standard and confidentiality laws.

~ Our Performance Measurement solutions are designed to provide integrated comparative perspectives on clinical, financial, and market performance for a healthcare organization. Clinical views offer comparative, risk-adjusted, patient-level databases for improving quality and building networks. Access to integrated clinical and financial resource management information, external cost and LOS benchmarks, and procedure level costing provides data for financial planning. In addition, a tool with critical healthcare planning and market information on an organization and its competitors provides a basis for high-level strategic planning.

~ Our APC solutions include education, consulting, and information technology designed to empower a healthcare organization with strategies for making a successful transition to the Outpatient Prospective Payment System. Seminars and Internet-based training in "Preparing for APCs" detail what hospital staff can do in advance to reduce negative financial impacts. Our APC assessment team reviews a healthcare organization's process and helps to create an APC readiness plan. Our APC Grouper application assigns payment classifications to assure proper reimbursement.


CUSTOMERS

       Historically, we have marketed our products primarily to hospitals, with additional marketing to hospital associations, physician groups, payors and self-administered employers. Substantially all of our revenues have been derived from the sale of software products and services to hospitals. With the industry trend toward the formation of IDNs, we have designed a product suite to accommodate this emerging industry sector. To date, QuadraMed and its subsidiaries have approximately 4,000 customers, a substantial majority of which are hospitals, located in all 50 states, the District of Columbia, Canada, South Africa and the Philippines. We expect to maintain a high percentage of hospital customers for the foreseeable future. The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of health care organizations. Changes in current health care financing and reimbursement systems could result in the need for unplanned product enhancements, in delays or cancellations of product orders or shipments or in the revocation of endorsement of our products by hospital associations or other customers. Any of these occurrences could have a material adverse effect on our business, financial condition and results of operations. In addition, many health care providers are consolidating to create integrated health care delivery systems with greater regional market power. As a result, these emerging systems could have greater bargaining power, which may lead to price erosion of our products. If we are unable to maintain adequate price levels, we would experience a material adverse effect on our business, financial condition and results of operations. Other market-driven reforms could also have unpredictable effects on our business, financial condition and results of operations.

SALES AND MARKETING

       As of March 28, 2000, QuadraMed employed 100 direct sales representatives, 66 product managers, and a marketing support staff of 15 individuals. We market our products and services through direct sales contacts, strategic alliances, participation in trade shows and advertisements in industry publications. In addition, senior management plays an active role in the sales process by cultivating industry contacts.

RESEARCH AND DEVELOPMENT

       As of March 28, 2000, QuadraMed employed 192 people in the areas of product design, research and development and 129 people in the areas of quality assurance and technical support. Our product development strategy is focused on continually enhancing existing products by increasing their functionality and ease of use. In addition, we are enhancing the reporting capabilities of our applications, expanding our outpatient and inpatient databases and improving our comparative reporting and benchmarking capabilities with third-party databases. A significant amount of our research and development resources are dedicated to integrating acquired technology into our suite of products.

       In fiscal years 1997, 1998, and 1999, our research and development expenses totaled $15.6 million, $22.5 million, and $23.2 million, respectively, representing 11.1%, 10.7%, and 9.7%, respectively, of our total revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

HIGHLY COMPETITIVE MARKET

       Competition in the market for our products and services is intense and is expected to increase. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. We compete with other providers of health care information software and services, as well as health care consulting firms. Some principal competitors include, among others:

- Healtheon/WebMD Corporation, CIS Technologies, Inc., a division of National Data Corporation, Inc., and Sophisticated Software, Inc. in the market for our EDI products;

- McKesson HBOC, Inc. and SoftMed Corporation Inc. in the market for our electronic document management products;

- Eclipsys Corporation and Healthcare Microsystems, Inc., a division of Health Management Systems Inc. and MediQual Systems, Inc., a division of Cardinal Health, Inc., in the market for our decision support products;

- McKesson HBOC, Inc., Shared Medical Systems, Inc., MediTech Corporation and Eclipsys Corporation in the market for our enterprise products;

- a subsidiary of Minnesota Mining and Manufacturing, in the market for our medical records products;

- FYI Corporation and SMART Corporation in the market for our health information management services; and

- Health Management Systems, Inc., HCIA-SACHS Inc., Creg Corportion, and MediQual Systems, Inc., a division of Cardinal Health, Inc., in the market for decision support products.

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

GOVERNMENT REGULATION AND HEALTH CARE REFORM

       The United States Food and Drug Administration (the "FDA") is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act. Computer products are subject to regulation when they are used or are intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. The FDA could determine in the future that any predictive aspects of our products make them clinical decision tools subject to FDA regulation. Compliance with these regulations could be burdensome, time consuming and expensive. QuadraMed also could become subject to future legislation and regulations concerning the development and marketing of health care software systems. These could increase the cost and time necessary to market new products and could affect QuadraMed in other respects not presently foreseeable. QuadraMed cannot predict the effect of possible future legislation and regulation.

       The confidentiality of patient records and the circumstances under which such records may be released for inclusion in our databases are subject to substantial regulation by state governments. These state laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance with these laws and regulations is at present principally the responsibility of the hospital, physician or other health care provider, regulations governing patient confidentiality rights are evolving rapidly. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of such information to implement security measures that may require substantial expenditures by QuadraMed. There can be no assurance that changes to state or federal laws will not materially restrict the ability of health care providers to submit information from patient records using our products.

       The health care industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care organizations. We believe that the commercial value and appeal of our products may be adversely affected if the current health care financing and reimbursement system were to reverse its current evolution to a managed care model back to a fee-for-service model. In addition, many of our customers are providing services under capitated service agreements, and a reduction in the use of capitation arrangements as a result of regulatory or market changes could have a material adverse effect on our business, financial condition and results of operations. During the past several years, the health care industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Certain proposals to reform the health care system have been and are being considered by Congress. These proposals, if enacted, could change the operating environment for our clients in ways that cannot be predicted. Health care organizations may react to these proposals by curtailing or deferring investments, including those for our products and services.

INTELLECTUAL PROPERTY

       We believe our methodologies, computer software and many of our databases to be proprietary. We seek to protect our proprietary information through nondisclosure agreements with our employees. Our policy is to have employees enter into nondisclosure agreements containing provisions prohibiting the disclosure of confidential information to anyone outside QuadraMed, requiring disclosure to us of any new ideas, developments, discoveries or inventions conceived during employment, and requiring assignment to us of proprietary rights to such matters that are related to our business.

       We also rely on a combination of trade secrets, copyright and trademark laws, contractual provisions and technical measures to protect its rights in various methodologies, systems, products and databases. We have no patents or copyrights covering our software technology. Any infringement or misappropriation of our proprietary software and databases would disadvantage us in our efforts to retain and attract new customers in a highly competitive market and could cause us to lose revenues or incur substantial litigation expense.

       There can be no assurance that measures taken by us to protect our intellectual property will be adequate or that our competitors will not independently develop products and services that are substantially equivalent or superior to ours. Substantial litigation regarding intellectual property rights exists in the software industry, and we expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products overlaps. However, due to the nature of our application software, we believe that patent, trade secret and copyright protection are less significant than our ability to further develop, enhance and modify our current products.

       Although we believe that our products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against us in the future, or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. Any such claim may require us to incur substantial litigation expenses or subject us to significant liabilities and could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

       As of March 28, 2000, QuadraMed employed 3,478 people, including 182 in general administration, 321 in product design, research and development quality assurance and technical support, 115 in sales and marketing and 2,860 in operations. None of our employees is represented by a union or other collective bargaining group. We believe our relationship with our employees to be satisfactory.

ITEM 2. PROPERTIES.

        Our executive and corporate offices are located in San Rafael, California, in approximately 33,000 square feet of leased office space under a lease that expires in 2000. We also maintain several regional offices throughout the United States.

ITEM 3. LEGAL PROCEEDINGS.

        From time to time, QuadraMed may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Report, we are not a party to any legal proceedings which, if decided adversely to QuadraMed, would, individually or in aggregate, have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Our Common Stock has been quoted on the Nasdaq National Market since October 10, 1996 under the symbol "QMDC." The following table sets forth the range of high and low closing sales prices reported on the Nasdaq National Market for Company Common Stock for the periods indicated.

                                                                                HIGH          LOW
                                                                                ----          ---
Year Ended December 31, 1996
         Fourth Quarter (October 10, 1996 through December 31, 1996) ....      $13 1/2      $8 9/16

Year Ended December 31, 1997
         First Quarter ..................................................      12 1/4        9 5/8
         Second Quarter .................................................      10 5/8        6 3/4
         Third Quarter ..................................................      20            6 3/4
         Fourth Quarter .................................................      27 1/2        17

Year Ended December 31, 1998
         First Quarter ..................................................      35 1/4        18 15/16
         Second Quarter .................................................      33 1/2        22 7/8
         Third Quarter ..................................................      31 3/4        19 5/8
         Fourth Quarter .................................................      27            15 1/16

Year Ended December 31, 1999
         First Quarter ..................................................      30            7 1/8
         Second Quarter .................................................      12 1/16       4 1/4
         Third Quarter ..................................................      10 11/16      6 1/16
         Fourth Quarter .................................................      8 7/8         4 1/2

Year Ended December 31, 2000
         First Quarter (through March 3, 2000) ..........................      10 7/8        6 1/2

       As of March 3, 2000, there were approximately 384 holders of record of our Common Stock. We believe that the number of beneficial holders of Company Common Stock substantially exceeds this number.

DIVIDEND POLICY

       We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA AND SUPPLEMENTARY DATA.

        The following selected financial data of QuadraMed for the fiscal years ended December 31, 1995, 1996, 1997, 1998 and 1999, are derived from, and are qualified by reference to, the audited financial statements and should be read in conjunction with the consolidated financial statements and the notes thereto.

                                                                             YEARS ENDED DECEMBER 31,
                                                        --------------------------------------------------------------------
                                                        1995            1996            1997            1998            1999
                                                        ----            ----            ----            ----            ----
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Revenues ....................................      $  73,041       $ 101,076       $ 140,800       $ 210,620       $ 239,585
  Loss from operations ........................        (25,033)         (8,169)        (31,848)        (12,174)         (9,284)
  Net loss ....................................        (51,943)        (44,351)        (37,985)        (21,376)        (12,330)
  Basic and diluted net loss per share(1) .....      $   (5.29)      $   (3.98)      $   (2.34)      $   (0.91)      $   (0.49)
                                                     =========       =========       =========       =========       =========


                                                                            AS OF DECEMBER 31,
                                                     -----------------------------------------------------------------
                                                       1995            1996         1997          1998           1999
                                                       ----            ----         ----          ----           ----
                                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Working capital (deficit) ...................      $(11,540)      $  7,234      $ 16,457      $ 94,963      $ 80,935
  Total assets ................................        45,327         70,495       124,022       264,733       219,329
  Stockholders' equity (deficit) ..............       (31,641)        23,213        24,762        68,988        62,581

------------


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

ITEM 7. OTHER INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. OVERVIEW

       QuadraMed leverages our industry expertise and product breadth to deliver web-enabled, secure product and service solutions that link the nation's hospitals to their diverse constituents, including payors, physicians, patients, insurers and governmental agencies. We are focused on customer service excellence and delivering a return on investment for our customers through increased efficiency and improved cash flow. We have implemented our solutions in approximately 4,000 provider sites, representing more than 60% of the nation's hospitals.

       We have a significant talent pool, which, through our active participation in professional and trade organizations, has helped to shape the healthcare information technology industry. We also have substantial expertise in the core components required by the Health Insurance Portability and Accountability Act of 1996 (HIPAA). In addition to our web-enabled solutions, we have developed the American Hospital Directory (ahd.com), the most comprehensive resource for hospital and healthcare benchmarking on the worldwide web. Our site is the only one of its kind to integrate data from the American Hospital Association.

       We have expanded significantly since our inception in 1993, primarily through the acquisition of other businesses, products and services. Accordingly, our consolidated financial statements have been restated to include historical results of entities acquired on a pooling of interests basis. The addition of historical results of acquired entities should be considered when reading the period to period comparisons for fiscal years 1997, 1998 and 1999. Additionally, reference is made to the consolidated financial statements and notes thereto for the effect of such acquisitions.

       Since December 1995, we have completed the following significant acquisitions:


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

Cabot Marsh Corporation                    Health care compliance and            Purchase             February 1998
                                           consulting company

Pyramid Health Group, Inc.                 Cash flow management services         Pooling              June 1998
("Pyramid")                                company

Integrated Medical Networks, Inc.          Health care financial management      Pooling              September 1998
("IMN")

The Compucare Company                      Enterprise wide software              Pooling              March 1999

----------

* QuadraMed acquired 56.7% of the outstanding capital stock of Medicus Systems Corporation on November 9, 1997 and the remaining 43.3% in May 1998.

       In September 1998, QuadraMed acquired all the outstanding capital stock of Integrated Medical Networks, Inc.("IMN") in exchange for 1,550,000 shares of our Common Stock. The acquisition was accounted for as a pooling of interests. In accordance with pooling accounting rules, our consolidated financial statements have been restated to include the historical operating results of IMN for the 1997 and 1996 fiscal years.

       In June 1998, QuadraMed acquired all the outstanding capital stock of Pyramid Health Group, Inc. ("Pyramid") in exchange for 2,740,000 shares of our Common Stock under the terms and conditions of the acquisition agreement. The acquisition was accounted for as a pooling of interests. In accordance with pooling accounting rules, our consolidated financial statements have been restated to include the historical operating results of Pyramid for the 1997 and 1996 fiscal years.

       In March 1998, QuadraMed acquired Velox Systems Corporation ("Velox") for an aggregate purchase price of 40,562 shares of our Common Stock, the market value of which was approximately $1,500,000 and approximately $3,100,000 in cash. In connection with this acquisition, which was accounted for as a purchase, QuadraMed allocated the purchase price based upon the estimated fair value of the assets and liabilities assumed. The valuation was based on accepted appraisal methodologies used at the time of the allocation. Since that time, the SEC has provided new guidance with respect to the valuation of intangible assets in purchase business combinations, including in-process R&D ("IPR&D"). In response to this new guidance, QuadraMed elected to retroactively adjust the amount of intangibles assigned to IPR&D from the previously reported $4,800,000 to $1,500,000 in the quarter ended March 31, 1998.

       In February 1998, QuadraMed acquired Cabot Marsh Corporation ("Cabot Marsh") for an aggregate purchase price of 382,767 shares of our Common Stock, the market value of which was approximately $8,400,000 and approximately $2,800,000 in cash. In connection with this acquisition, which was accounted for as a purchase, QuadraMed allocated the purchase price based upon the estimated fair value of the assets and liabilities assumed. The valuation was based on accepted appraisal methodologies used at the time of the allocation. Since that time, the SEC has provided new guidance with respect to the valuation of intangible assets in purchase business combinations, including IPR&D. In response to this new guidance, QuadraMed elected to retroactively adjust the amount of intangibles assigned IPR&D from the previously reported $6,200,000 to $4,200,000 in the quarter ended March 31, 1998.

       QuadraMed acquired Rothenberg in December 1997. In exchange for all the outstanding capital stock of Rothenberg, QuadraMed issued 1,588,701 shares of our common stock. The acquisition was accounted for as a pooling of interests.

       In November 1997, QuadraMed acquired 56.7% of Medicus Systems Corporation ("Medicus"). Our purchase price for the 56.7 percent interest in Medicus was approximately $26.3 million, which was comprised of a cash payment of $21.7 million, the issuance of a note payable for approximately $1.6 million to one selling stockholder, the value of warrants issued to the selling stockholders of $700,000, and transaction costs of $2.3 million. In connection with the acquisition, which was accounted for as a purchase, QuadraMed allocated the purchase price based upon the estimated fair value of our proportionate share of the assets acquired and liabilities assumed. Intangible assets acquired aggregated to $30.2 million, of which $1.7 million, $6.7 million and $21.8 million were assigned to acquired software, acquired intangible assets, and acquired research and development in-process, respectively. Because there was no assurance that QuadraMed would be able to successfully complete the development and integration of the acquired research and development in-process or that it had alternative future use at the acquisition date, the acquired research and development in-process to expense we charged in the year ended December 31, 1997. Our proportionate share of net tangible liabilities assumed in the acquisition totaled approximately $12.8 million. In May 1998, we completed the acquisition of Medicus by purchasing the remaining 43.3% interest. We allocated the remaining 43.3% purchase price based on the estimated fair value of the assets and liabilities assumed. The valuation was based on accepted appraisal methodologies used at the time of the allocation. Since that time, the SEC provided new guidance with respect to the valuation of intangible assets in purchase business combinations, including IPR&D. In response to this guidance, we elected to retroactively adjust the amount of intangibles assigned to acquired in-process research and development from the previously reported $17,146,000 to $4,763,000 in the quarter ended June 30, 1998. The remaining intangible balance will be amortized over a seven year period.

       During 1998, we recorded $4,202,000 of non-recurring charges. These charges primarily related to costs associated with closing of a duplicative operating facility within our business office outsourcing operations. Such costs included future rents and lease obligations we were contractually obligated to fulfill as well as severance packages for employees working out of that office.

       In February 1997, we entered into an arrangement to provide EDI processing and management services to EDI USA, Inc. an organization owned and established by thirteen independent Blue Cross and Blue Shield Plans to build and operate an EDI transaction network. QuadraMed and EDI USA, Inc. terminated this arrangement in December 1997. We recorded non-recurring charges of $2,492,000 for the year ended December 31, 1997, related to costs incurred in connection with the processing arrangement and the termination thereof.

       As of March 28, 2000, QuadraMed and its subsidiaries had approximately 4,000 customers, approximately 80% of which were hospitals, located in all 50 states, the District of Columbia, Canada, Puerto Rico, South Africa and the Philippines. We expect to maintain a high percentage of hospital customers. No single customer accounted for more than 10% of our revenues in 1997, 1998 or 1999.

       QuadraMed licenses a variety of products and provides a variety of services. License revenue includes license, installation, consulting and post-contract customer support fees, third-party hardware sales and other revenues related to licensing of our software products. Service revenue is comprised of business office and health information management outsourcing, cash flow management, compliance and consulting services.

       The license product suite is comprised of enterprise-wide systems, business office solutions, and medical records office solutions. Products can be licensed individually or as a suite of interrelated products. Products are licensed either under term arrangements (which range from one year to three years and typically include monthly or annual payments over the term of the arrangement) or on a perpetual basis. Revenues from enterprise-wide systems are recognized based upon percentage of completion. Term licenses for business office solutions and medical records office solutions are recognized monthly or annually over the term of the license arrangement, beginning at the date of installation. Revenues from perpetual licenses of business office solutions and medical records office solutions are recognized upon shipment of the software if there is persuasive evidence of an agreement, collection of the resulting receivable is probable and the fee is fixed and determinable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

       We also provide services to certain of our licensees of software products. These services consist primarily of consulting and post-contract customer support. Consulting services generally consist of installation of software at customer sites, and revenue is recognized upon completion of installation. Unbilled receivables consist of work performed or software delivered which has not been billed under the terms of the contractual arrangement with the customer. Post-contract customer support is recognized ratably over the term of the support period. Deferred revenue primarily consists of revenue deferred under annual maintenance and annual license agreements on which amounts have been received from customers and for which the earnings process has not been completed.

        We also provide business office and health information management outsourcing, cash flow management, compliance and consulting services to hospitals under contract service arrangements. Outsourcing revenues typically consist of fixed monthly fees plus, in the case of business office outsourcing, incentive-based payments that are based on a percentage of dollars recovered for the provider for which the service is being performed. The monthly fees are recognized as revenue on a monthly basis at the end of each month. Incentive fees based upon collection of accounts from payors are recognized upon payment by the payor to the customer. Incentive fees based upon acknowledgement from the customer are recognized upon such acknowledgement. These fees are recorded as unbilled revenue until the government agency pays the customer. Compliance and consulting revenues are recognized as the services are provided. We have experienced operating margins at differing levels related to licenses and services. The service business has historically realized fluctuating margins that were significantly lower than margins associated with licenses.

        We capitalize a portion of our software costs for internally developed software products. These capitalized costs relate primarily to the development of new products and the extension of applications to new markets or platforms using existing technologies. The capitalized costs are amortized on a straight-line basis over the estimated lives (usually five years) of the products, commencing when each product is available to the market.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain items from the consolidated statement of operations of QuadraMed expressed as a percentage of total revenues.

                                                          YEAR ENDED DECEMBER 31,
                                                     -------------------------------
                                                      1997         1998         1999
                                                      ----         ----         ----
Revenues:
     Licenses ...............................         59.1%        56.9%        53.6%
     Services ...............................         40.9         43.1         46.4
                                                     -----        -----        -----
     Total revenues .........................        100.0        100.0        100.0
Operating expenses:
     Cost of licenses .......................         29.5         25.0         24.0
     Cost of services .......................         27.3         28.3         28.2
     General and administration .............         22.3         15.7         13.1
     Sales and marketing ....................         10.1          9.3          9.6
     Research and development ...............         11.1         10.7          9.7
     Amortization of intangibles ............          1.2          3.1          3.4
     Acquisition costs ......................          2.2          4.9          2.9
     Impairment of intangibles ..............           --           --          4.4
     Non-recurring charges ..................          3.3          2.0          7.8
     Write-off of acquired in-process
       research and development .............         15.6          6.8          0.7
                                                     -----        -----        -----
       Total operating expenses .............        122.6        105.8        103.8
                                                     -----        -----        -----
Loss from operations ........................        (22.6)        (5.8)        (3.8)
Interest income (expense), net ..............         (0.3)        (0.2)        (1.2)
Other income (expense), net .................         (1.8)        (0.1)         0.5
                                                     -----        -----        -----
Net loss before provision
  for income taxes and minority interest ....        (24.7)        (6.1)        (4.5)
Provision for income taxes ..................         (0.8)        (2.0)        (0.6)
Minority interest in income (loss) ..........           --         (0.2)          --
Loss from discontinued operations ...........         (1.2)        (0.9)          --
Dividend accretion ..........................         (0.3)        (0.9)          --
                                                     -----        -----        -----
Net loss ....................................        (27.0)%      (10.1)%       (5.1)%
                                                     =====        =====         =====

Years Ended December 31, 1999 and 1998

Revenues

       Licenses. License revenues increased 7.2% to $128.4 million in 1999 from $119.8 million in 1998. License revenues include license, installation, consulting and post-contract support fees, third-party hardware sales and other revenues related to licensing of our software products. The increase in license revenues was due principally to sales to new customers associated with our coding and capitation products and sales to new and existing customers associated with enterprise products.

       Services. Service revenues increased 22.5% to $111.2 million in 1999 from $90.8 million in 1998. The increase in service revenues was primarily due to new customers associated with our health information management outsourcing, compliance and specialty audit services business.

       The increase in revenues for 1999 and 1998 reflected the completion of numerous acquisitions, several of which were significant. QuadraMed currently expects to complete fewer acquisitions in 2000. As a result, QuadraMed does not expect revenues to increase at historical rates in the future.

Cost of Revenues

       Cost of licenses. Cost of licenses increased 9.3% to $57.5 million in 1999 from $52.6 million in 1998. Cost of licenses consists primarily of salaries, benefits and allocated costs related to software installations, hardware costs, customer support and royalties to third parties. As a percentage of license revenues, cost of licenses increased to 44.8% in 1999 from 43.9% in 1998. Cost of licenses in aggregate and as a percentage of license revenues increased primarily due to additional personnel hired to support software installations and customer support for new customers during 1999. Additionally, in the second half of 1999, QuadraMed experienced an increase in hardware sales, which typically have a lower margin than the software sales.

       Cost of services. Cost of services increased 13.3% to $67.5 million in 1999 from $59.6 million in 1998. Cost of services includes expenses associated with services performed primarily in connection with health information management and business office outsourcing, compliance and consulting services. As a percentage of service revenues, cost of services decreased to 60.7% in 1999 from 65.6% in 1998. The increase in cost of services was due principally to additional operating costs associated with the health information management outsourcing services and to a lesser extent, the hiring of additional compliance consultants. Cost of services as a percentage of service revenues decreased principally due to a higher revenue contribution from our health information management outsourcing business unit and, to a lesser extent, the closure of one of our duplicative operating facilities within our business office outsourcing operations in the third quarter of 1998. As a result of this facility closure, we eliminated a lower margin operation. In addition, our audit services provided higher revenues and operating margins than certain of our other service businesses in 1999.

Operating Expenses

       General and Administration. General and administration expenses decreased 4.9% to $31.4 million in 1999 from $33.0 million in 1998, and decreased as a percentage of total revenues to 13.1% in 1999 from 15.7% in 1998. The decrease in general and administration expenses was due to the reduction of certain overhead costs associated with prior acquisitions as we have centralized many of our administrative functions. The decrease in general and administration expenses as a percentage of total revenues was principally due to a combination of a larger revenue base and the reduction of certain overhead costs.

       Sales and Marketing. Sales and marketing expenses increased 17.3% to $23.1 million in 1999 from $19.7 million in 1998, and increased as a percentage of total revenues to 9.6% in 1999 from 9.3% in 1998. Sales and marketing expenses increased primarily due to the addition of sales and marketing personnel in 1999 and higher advertising costs, which included a more expansive participation at the annual healthcare information management conference in February 1999.

       Research and Development. Research and development costs include costs incurred by us to further our efforts to enhance our products, which ultimately support our license revenues. Research and development expenses increased 3.1% to $23.2 million in 1999 from $22.5 million in 1998, and decreased as a percentage of total revenues to 9.7% in 1999 from 10.7% in 1998. Research and development expenses increased principally due to higher development costs incurred for our Enovation product lines. As a percentage of total revenues, research and development expenses decreased primarily due to a larger revenue base. We capitalized

$4.8 million, $3.1 million and $1.2 million of software development costs in fiscal 1999, 1998 and 1997, respectively, which represented 17.2%, 12.1% and 6.9% of total research and development expenditures in fiscal 1999, 1998 and 1997. Amortization of capitalized software development costs totaled $704,000, $713,000 and $388,000 in fiscal 1999, 1998 and 1997, respectively. We believe that research and development expenditures are essential to maintaining our competitive position. As a result, we intend to continue to make investments in the development of new products and in the further integration of acquired technologies into our suite of products.

       Amortization of Intangibles. Amortization of intangibles increased to $8.2 million in 1999 from $6.5 million in 1998. The increase in amortization of intangibles is due primarily to the purchase of the remaining 43.3% of Medicus in May 1998, the acquisitions of Cabot Marsh and Velox during the first quarter of 1998, and the acquisition of MedData in 1999.

       Acquisition Costs. QuadraMed incurred $6.9 million of acquisition costs for the year ended December 31, 1999. These acquisition costs related to the Compucare acquisition in 1999. Such costs were primarily for financial advisor fees of approximately $5.7 million incurred by QuadraMed and Compucare and to a lesser extent, legal and accounting fees of approximately $1.2 million. During 1998, QuadraMed incurred $10.3 million of acquisition costs associated with the acquisitions of Pyramid, Codemaster and Integrated Medical Networks. Acquisition costs relate primarily to financial advisors hired by QuadraMed and the acquired companies, legal and accounting fees.

       Non-recurring Charges. Non-recurring charges totaled $29.4 million in 1999, primarily associated with the closing of duplicative operating facilities within several of our business units. As a result of our initiatives to integrate acquired businesses and consolidate duplicate operations, we have recorded approximately $10.0 million related to severance payments to employees ranging from several weeks to two years in the case of certain management of Compucare. Additionally, the charge included $8.8 million of future rents and lease obligations that we were contractually obligated to fulfill as well as other incremental costs to wind-down the operations of the offices. This effort resulted in a work force reduction of more than 100 employees. We recorded $4.2 million of non-recurring charges in 1998. These charges primarily related to costs associated with closing of a duplicative operating facility within our business office outsourcing operations. Such costs included future rents and lease obligations that we were contractually obligated to fulfill as well as severance packages for employees working out of that office. Such employees were paid severance packages through November 1998.

       Intangible Assets. We recorded a $10.6 million charge in 1999 to write-down certain intangible assets related to acquisitions of companies made in 1997 and 1998. The write-down related to the acquisitions of Synergy, InterLink, Velox and American Hospital Directory.

       Acquired Research and Development In-Process. In connection with the acquisition of Med Data Systems (Med Data) in July 1999, and the acquisitions of Cabot Marsh, Velox, and InterLink during 1998, QuadraMed expensed $1.7 million and $14.5 million in 1999 and 1998, respectively, of acquired in-process research and development ("IPR&D"). This amount was expensed as a non-recurring charge because the IPR&D projects identified had not yet reached technological feasibility and had no alternative future use. The following table depicts the allocations to IPR&D for the years ended December 31, (in thousands):

                               1998         1999
                               ----         ----
Med Data ..............          $--      $ 1,722
Velox .................        1,500           --
Cabot Marsh ...........        4,200           --
Medicus (43.3%) .......        4,763           --
Other acquisitions ....        4,031           --
                             -------      -------
Total .................      $14,494      $ 1,722
                             =======      =======

       The value allocated to IPR&D was determined by estimating the costs to develop the purchased technology into commercially viable products, estimating the resulting net cash flows from each project, excluding the cash flows related to the portion of each project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. Each of the project forecasts was based upon future discounted cash flows, taking into account the stage of development of each in-process project, the cost to develop that project, the expected income stream, the life cycle of the product ultimately developed, and the associated risks. In each case, the selection of the applicable discount rate was based on consideration of our weighted average costs of capital, as well as other factors including the useful life of each technology, profitability levels of each technology, the uncertainty of technology advances that were known at the time, and the stage of completion of each technology.

       VELOX. At the acquisition date, Velox was conducting development, engineering, and testing activities associated with SMARTLINK, a product which focuses on accounts receivable analysis and reporting in hospitals, large physician practices, and other entities. Upon completion, this product was planned to have significant scalability, a multilayer architecture, and the ability to incorporate Windows NT 5.0 and the next generation of Microsoft SQL Server. At the acquisition date, Velox was approximately 35% complete with the development of this product. We anticipated that SMARTLINK would be completed in the last half of 1998, after which we expected to begin generating economic benefits from the value of the completed IPR&D.

       Revenues attributable to SMARTLINK were estimated to be $1.3 million in 1998 and $5.0 million in 1999. IPR&D revenue, as a percentage of total projected company revenue, was expected to peak in 1999 and decline thereafter as new product technologies were expected to be introduced. Operating expenses (expressed as a percentage of revenue) average 79% over the projection period. The costs to complete the IPR&D were expected to be $293,000 in 1998 and $239,000 in 1999. A risk-adjusted discount rate of 20% as utilized to discount projected cash flows.

       CABOT MARSH. At the acquisition date, Cabot Marsh was conducting development, engineering, and testing activities associated primarily with the next generation of RAMS, a compliance product related to inpatient and outpatient coding. At the acquisition date, Cabot Marsh was approximately 80% complete with the development of the IPR&D. We anticipated that the project would be completed in the second half of 1998, after which we expected to begin generating economic benefits from the value of the completed IPR&D.

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

       MEDICUS. At the acquisition date, Medicus was conducting development, engineering, and testing activities associated with the next generations of the company's Clinical Data Systems ("CDS") and Patient Focused Systems ("PFS") project lines. At the acquisition date, Medicus was approximately 30% and 60% complete with CDS and PFS, respectively. We anticipated that CDS would be completed at the end of 1998, with PFS scheduled for completion in mid-1999. After these release dates, we expected to begin generating economic benefits from the value of the completed IPR&D.

       Revenues attributable to CDS were estimated to be $6.0 million in 1999 and $18.0 million in 2000. IPR&D revenue, as a percentage of total projected product revenue, is expected to peak in 2000 and decline thereafter as new product technologies are expected to be introduced by the company. Revenues attributable to PFS were estimated to be $7.2 million in 2000 and $9.8 million in 2001. IPR&D revenue, as a percentage of total projected product revenue, was expected to peak in 2000 and decline thereafter as new technologies were expected to be introduced. For both projects, operating expenses (expressed as a percentage of revenue) average 61% over the projection period. The costs to complete the CDS IPR&D efforts were expected to be $14,000 in 1998 and $1.2 million in 1999. The costs to complete the PFS IPR&D efforts were expected to be $6,000 in 1998 and $309,000 in 1999. For each of the projects, a risk-adjusted discount rate of 18% was utilized to discount projected cash flows.

       In connection with the acquisition of 56.7% of the outstanding stock of Medicus in November 1997, QuadraMed allocated $21.9 million related to IPR&D. This amount was expensed as a non-recurring charge because the IPR&D projects identified had not yet reached technological feasibility and had no alternative future use. The amounts allocated to IPR&D for the year ended December 31, 1997 were evaluated based on current industry practices.

       MED DATA. At the acquisition date, Med Data was conducting development, engineering, and testing activities associated with the MEDREC/Chart Completion Millennium product (Chart Completion). At the acquisition date, Med Data was approximately 68% complete with this product. We anticipated that Chart Completion would be completed in late 1999, after which we expected to begin generating economic benefits from the value of the completed IPR&D.

       Revenues attributable to Chart Completion were estimated to be $240,000 in 1999, increasing to $3.3 million in 2000 and peaking at $5.1 million in 2001 and declining thereafter as new product technologies were expected to be introduced. Operating expenses (expressed as a percentage of revenue) average 58% over the projection period. The costs to complete the IPR&D were expected to be $236,000 in 1999. A risk-adjusted discount rate of 25% was utilized to discount projected cash flows.

       The SMARTLINK, RAMS, CDS, PFS and products have been completed as of 12/31/99. Chart Completion is expected to be completed in the second quarter of 2000.

       Interest income (expense). Interest expense, net was $2.8 million in 1999 and $387,000 in 1998. Interest expense during 1999 was principally due to interest expense on our $115 million Convertible Subordinated Debentures which were sold in May 1998, and interest expense on notes payable assumed from the acquisition of IMN in September 1998, which were paid in full in April 1999. Interest expense was partially offset by interest income from our cash and investments.

       Provision for Income Taxes. Provision for income taxes was $1.5 million in 1999 and $4.3 million in 1998. The provision for income taxes is primarily due to state and alternative minimum tax liabilities on certain of our legal entities. Amounts allocated to acquired in-process research and development are not deductible for tax purposes. For financial reporting purposes, a 100% valuation allowance of $22.7 million and $20.4 million has been recorded in 1999 and 1998 against our deferred tax assets, which consist primarily of the benefits associated with our net operating loss carryforwards. We are unable to conclude that it is more likely than not that these assets will be realizable.

Years Ended December 31, 1998 and 1997

Revenues

       Licenses. License revenues increased 44.0% to $119.8 million in 1998 from $83.2 million in 1997. The increase in license revenues was primarily due to revenues associated with the acquisition of Medicus and to a lesser extent, revenues from new customers for our coding, capitation and enterprise solution software products.

       Services. Service revenues increased 57.6% to $90.8 million in 1998 from $57.6 million in 1997. The increase in service revenues was primarily due to new customers associated with our health information management outsourcing business, and to a lesser extent, customers associated with the acquisition of Cabot Marsh during the first quarter of 1998.


Cost of Revenues

       Cost of licenses. Cost of licenses increased 26.7% to $52.6 million in 1998 from $41.5 million in 1997. As a percentage of license revenues, cost of licenses decreased to 43.9% in 1998 from 49.9% in 1997. Cost of licenses increased primarily due to additional personnel hired to support software installations and customer support for new customers during 1998. As a percentage of license revenues, cost of revenues decreased primarily due to an increased revenue base during 1998.

       Cost of services. Cost of services increased 54.9% to $59.6 million in 1998 from $38.5 million in 1997. As a percentage of service revenues, cost of services decreased to 65.6% in 1998 from 66.8% in 1997. Cost of services increased primarily due to additional personnel costs associated with our health information management outsourcing business and to a lesser extent, additional operating costs as a result of our acquisition of Cabot Marsh during the first quarter of 1998.

Operating Expenses

       General and Administration. General and administration expenses increased 5.0% to $33.0 million in 1998 from $31.4 million in 1997, and decreased as a percentage of total revenues to 15.7% in 1998 from 22.3% in 1997. The decrease in general and administration expense as a percentage of total revenues was primarily due to a larger revenue base, the reduction of certain overhead costs associated with prior acquisitions and to a lesser extent, legal and other costs QuadraMed incurred in 1997 to settle certain litigation initiated in prior years.

       Sales and Marketing. Sales and marketing expenses increased 38.6% to $19.7 million in 1998 from $14.2 million in 1997, and decreased as a percentage of total revenues to 9.3% in 1998 from 10.1% in 1997. Sales and marketing expenses increased primarily from the hiring of additional sales personnel during 1998 and increased advertising costs, including sponsoring and participating in more trade shows during 1998. As a percentage of total revenues, sales and marketing expenses decreased primarily due to a larger revenue base in 1998.

       Research and Development. Research and development expenses increased 44.0% to $22.5 million in 1998 from $15.6 million in 1997, and decreased as a percentage of total revenues to 10.7% in 1998 from 11.1% in 1997. The increase in research and development expenses was due to the hiring of additional programmers from acquired companies and the ongoing development of product enhancements and new products. As a percentage of total revenues, research and development expenses decreased primarily due to a larger revenue base.

       Amortization of Intangibles. Amortization of intangibles increased to $6.5 million in 1998 from $1.7 million in 1997. The increase in amortization of intangibles is due primarily to the acquisition of 56.7% of Medicus in November 1997, the purchase of the remaining 43.3% of Medicus in May 1998, and the acquisitions of Cabot Marsh and Velox during the first quarter of 1998.

       Acquisition Costs. During the fourth quarter ended December 31, 1997, QuadraMed completed two acquisitions which were accounted for on a pooling of interests basis. In connection with these acquisitions, QuadraMed incurred $3.1 million in acquisition and related costs.

       Non-recurring Charges. QuadraMed recorded non-recurring charges of $4.7 million in 1997. These non-recurring charges were comprised of $2.5 million related to the termination of the claims processing arrangement with EDI USA, Inc. and other charges associated with the write down of certain assets which were determined to have no future realizable value.

       Provision for Income Taxes. Provision for income taxes was $1.1 million in 1997, primarily comprised of state and alternative minimum tax liabilities. For financial reporting purposes, a 100% valuation allowance of $15.5 million has been recorded in 1997 against our deferred tax assets, as management is unable to conclude that it is more likely than not that these assets will be realizable.

LIQUIDITY AND CAPITAL RESOURCES

       In October 1996, QuadraMed completed its initial public offering of common stock, which resulted in net proceeds to QuadraMed of approximately $26.1 million. In October 1997, QuadraMed completed a follow-on offering of common stock, which resulted in net proceeds to QuadraMed of approximately $57.3 million. In May 1998, QuadraMed completed an offering of $115.0 million principal amount of Convertible Subordinated Debentures, including the initial purchasers' over-allotment option. The debentures are due May 1, 2005 and bear interest, which is payable semi-annually at 5.25% per annum. Proceeds to QuadraMed from the offering were $110.8 million.

       At December 31, 1999, QuadraMed had $11.6 million of cash and cash equivalents, $31.2 million of short and long-term investments and $80.9 million in net working capital. Net cash used in operating activities was $38.2 million, $26.5 million and $7.7 million in the years ended December 31, 1999, 1998 and 1997, respectively. Net cash used in operating activities in 1999 was principally due to an increase in unbilled and accounts receivable, prepaid expenses and other assets and a decrease in accounts payable and accrued liabilities and deferred revenue. Accounts receivable increased primarily due to an increase in receivables associated with our Enterprise products and business office service businesses. Prepaids and other assets increased primarily due to prepaid royalties related to purchased technology rights during the second quarter of 1999. Net cash used in operating activities in 1998 was principally attributable to our net loss in 1998, a substantial portion of which was comprised of non-cash charges to write-off acquired in-process research and development related to the remaining acquisition of 43.3% of Medicus in May 1998 and other acquisitions and acquisition and non-recurring costs recorded during 1998. In addition, while accounts receivable increased during 1998, accounts payable and accrued liabilities decreased during 1998. The increase in accounts receivable was primarily due to the significant increase in revenues in 1998, while the decrease in accounts payable and accrued liabilities was primarily due to the payment of acquisition and severance related costs associated with acquisitions in the latter half of 1997 and the pay down of other accrued liabilities from acquired companies.

       Net cash provided by investing activities was $1.6 million in the year ended December 31, 1999. Net cash used in investing activities was $87.6 million and $32.3 million in the years ended December 31, 1998 and 1997, respectively. Investing activities in fiscal year 1999 primarily included the purchase of technology rights of $6.0 million, the additional equity investment of $3.0 million in VantageMed, $8.2 million paid for acquisitions which primarily consisted of $5 million paid in the acquisition of Med Data, purchases of capital equipment, and the capitalization of computer software development costs. These cash outflows were offset by $33.3 million received from net maturities of short-term investments. Investing activities in fiscal year 1998 primarily included the purchase of short and long-term investments, cash paid for several acquisitions and the purchase of equipment by QuadraMed. Investing activities in fiscal year 1997 primarily included cash paid for the Medicus and Synergy HMC acquisitions, purchases of equipment and the capitalization of computer software development costs.

       Net cash used in financing activities was $18.4 million in the year ended December 31, 1999. Net cash provided by financing activities was $131.9 million and $59.7 million in the years ended December 31, 1998 and 1997, respectively. Financing activities in 1999 related to the repayment of the outstanding balances under the line of credit assumed as part of the Compucare acquisition and under a note payable assumed as part of the IMN acquisition, offset by the proceeds from the exercise of common stock options. Net cash provided by financing activities in 1998 primarily related to the offering of $115 million of Convertible Subordinated Debentures, which raised net proceeds of $110.8 million in April 1998, and to the issuance of $400,000 in convertible promissory notes. Additional cash was provided by the exercise of common stock warrants issued to former Medicus stockholders and the exercise of common stock options during 1998. Net cash provided by financing activities in fiscal year 1997 included $58.2 million in net proceeds from our follow-on common stock offering in October 1997.

       In September 1998, QuadraMed entered into an arrangement to guarantee a line of credit of another company for up to $12.5 million. Outstanding balances under the line of credit accrue interest at 8.5% and are due in October 2001. QuadraMed was not in compliance with certain covenants under this agreement as of December 31, 1999. These covenants were waived in exchange for a perfected security interest in our cash and marketable securities of $12.5 million effective March 1, 2000. It is uncertain whether we will be required to perform under this guarantee.

       We believe that our current cash and investments will be sufficient to fund operations at least through December 31, 2000.

YEAR 2000 COMPLIANCE

       The year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. To date, we have not experienced any year 2000 issues with any of our internal systems or our products, but we cannot be sure that we will not experience any in the future. In addition, we have not experienced any year 2000 issues related to any of our key third party suppliers and customers, but we cannot be sure that we will not experience any in the future. Costs associated with remediating year 2000 problems in our internal systems were not material.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 -- An amendment of FASB Statement No. 133." SFAS No. 137 defers the implementation of SFAS No. 133 by one year. This statement is not expected to have a material impact on the financial condition or results of the operations of QuadraMed.

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We will adopt SAB 101 as required in the second quarter of 2000. We are currently evaluating the effect that such adoption of SAB 101 will have on our financial position or results of the operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

       Interest Rate Risk. Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio and Convertible Subordinated Debentures. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We invest in high-quality issuers, including money market funds, corporate debt securities and debt securities issued by the United States government. We invest, by policy, in securities with maturities of two years or less. We do not invest in derivative financial or foreign investments. The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio at December 31, 1999 (in thousands, except average interest rates):

                                                                     WEIGHTED
                                                     AGGREGATE     AVERAGE INTEREST
                                                     FAIR VALUE       RATE
                                                     ----------       ----
Cash and cash equivalents:

     Money market funds ........................      $11,565         4.72%
                                                       ------
            Total cash and cash equivalents ....      $11,565
                                                       ======

Short-term investments:

     Corporate debt securities .................      $16,636         6.67%
     Debt securities issued by the U.S.
      government ...............................        2,473         5.44%
                                                       ------
            Total short-term investments .......      $19,109
                                                       ======

Long-term investments:

     Corporate debt securities .................      $ 7,164         5.77%
     Debt securities issued by the U.S.
      government ...............................        4,938         5.33%
                                                       ------
            Total long-term investments ........      $12,102
                                                       ======

       Outstanding Debt. As of December 31, 1999, we had outstanding long-term debt of $115,000,000, consisting of Convertible Subordinated Debentures that mature as follows (in thousands, except average interest rates):


                                                                     WEIGHTED
MATURITY                   CARRYING              FAIR                 AVERAGE
DATE                        AMOUNT               VALUE             INTEREST RATE
----                        ------               -----             -------------
2005                       $115,000             $55,200                 5.25%


CERTAIN FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

       We incurred net losses of $37.6 million, $19.5 million and $12.3 million in fiscal years 1997, 1998 and 1999, respectively. As of December 31, 1999, our accumulated deficit was $205.5 million. These losses include write-offs for acquired in-process research and development of $21.9 million, $14.5 million and $1.7 million in fiscal years 1997, 1998 and 1999. In connection with our acquisitions, we have and will incur significant non-recurring charges and we will be required to amortize significant expenses related to goodwill and other intangible assets in future periods. It is uncertain whether we will be able to achieve or sustain revenue growth or profitability on a quarterly or annual basis.

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

Integration Of Acquired Companies Into QuadraMed

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

       From time to time, we also consider various strategic alternatives, including potential business combinations, divestitures of business units, strategic partnerships and discontinuance of lines of business. Each of these strategic alternatives carries certain risks that are difficult to predict but which may have a material adverse effect on our business.

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

       Additionally, customer dissatisfaction or performance problems at a single acquired company could have an adverse effect on our sales and marketing initiatives and on our reputation. With the addition of the acquired businesses, our anticipated future operations may place a strain on our management systems and resources. We expect that we will be required to continue to improve our financial and management controls, reporting systems and procedures, and will need to expand, train and manage our workforce. There can be no assurance that we will be able to effectively manage these tasks, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

       The health care industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care organizations. We believe that the commercial value and appeal of our products may be adversely affected if the current health care financing and reimbursement system were to reverse our current evolution to a managed care model back to a fee-for-service model. In addition, many of our customers are providing services under capitated service agreements, and a reduction in the use of capitation arrangements as a result of regulatory or market changes could have a material adverse effect on our business, financial condition and operating results. During the past several years, the health care industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Certain proposals to reform the health care system have been and are being considered by Congress. These proposals, if enacted, could change the operating environment of our clients in ways that cannot be predicted. Health care organizations may react to these proposals by curtailing or deferring investments, including those for our products and services.

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

HIGHLY COMPETITIVE MARKET

       Competition in the market for our products and services is intense and is expected to increase. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. We compete with other providers of health care information software and services, as well as health care consulting firms. Some principal competitors include, among others:

- Healtheon/WebMD Corporation, CIS Technologies, Inc., a division of National Data Corporation, Inc., and Sophisticated Software, Inc. in the market for our EDI products;

- McKesson HBOC, Inc. and SoftMed Corporation Inc. in the market for our electronic document management products;

- Eclipsys Corporation and Healthcare Microsystems, Inc., a division of Health Management Systems Inc. and MediQual Systems, Inc., a division of Cardinal Health, Inc., in the market for our decision support products;

- McKesson HBOC, Inc., Shared Medical Systems, Inc., MediTech Corporation and Eclipsys Corporation in the market for our enterprise products;

- a subsidiary of Minnesota Mining and Manufacturing, in the market for our medical records products; and

- FYI Corporation and SMART Corporation in the market for our health information management services.

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

SHARES ELIGIBLE FOR FUTURE SALE

       Future sales of Common Stock by existing stockholders under Rule 144 of the Securities Act and through the exercise of registration rights could lower the market price of our Common Stock. As of January 31, 2000, approximately 2,272,230 shares are available for sale in the public market subject to compliance with Rule 144. Certain of our existing stockholders holding an aggregate of 1,179,220 shares of Common Stock as of January 31, 2000 have rights under certain circumstances to require us to register their shares for future sale.

       In September 1998, we closed the acquisition of IMN . In connection with the acquisition of IMN, we issued an aggregate of 1,550,000 shares of Common Stock. In June 1998, we closed the acquisition of Pyramid. In connection with the acquisition of Pyramid, we issued an aggregate of 2,784,508 shares of Common Stock and warrants to purchase 62,710 shares of Common Stock. In connection with the acquisition of Compucare, we issued an aggregate of 2,957,000 shares of common stock. All of these shares have been registered for resale under the Securities Act.

       Sales of a substantial number of the aforementioned shares in the public markets or the prospect of such sales could adversely affect or cause substantial fluctuations in the market price of our common stock and impair our ability to raise additional capital through the sale of our securities.

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

LIMITED PROPRIETARY RIGHTS; RISK OF INFRINGEMENT

       We rely on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual provisions to protect our proprietary rights. We have not filed any patent applications covering our technology. There can be no assurance that measures we have taken to protect our intellectual property will be adequate or that our competitors will not independently develop products and services that are substantially equivalent or superior to the products and services we offer.

       There is substantial litigation regarding intellectual property rights in the software industry. We expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products overlaps. We have not been notified that our products infringe upon the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against us in the future. QuadraMed may incur substantial litigation expenses in defending any such claim regardless of the merit of the claim. In the event of an unfavorable ruling on any such claim, we cannot guarantee that a license or similar agreement will be available to us on reasonable terms, if at all. Infringement may result in significant monetary liabilities which would have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that we will be successful in the defense of these or similar claims.

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

YEAR 2000

       As is true for most companies, the Year 2000 computer issue creates a risk for us. The year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on our operations.

       We face risks in four areas: systems used by us to run our business, systems used by our suppliers, potential warranty or other claims from our customers, and the potential reduction in spending by other companies on our products and solutions as a result of significant information systems spending on Year 2000 remediation. To date, we have not experienced any year 2000 issues related to any of our key third party suppliers and customers nor do we expect to experience any in the future. Costs associated with remediating our internal systems in 1999 were not material.

RISK OF INTERRUPTION OF DATA PROCESSING

       We currently process substantially all our customer data at our facilities in San Rafael, California and Neptune, New Jersey. Although we back up our data nightly and have safeguards for emergencies such as power interruption or breakdown in temperature controls, we have no mirror processing site to which processing could be transferred in the case of a catastrophic event at either of these facilities. In the event that a major catastrophic event occurs at either the San Rafael or the Neptune facility, possibly leading to an interruption of data processing, our business, financial condition and results of operations could be adversely affected.

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

POTENTIAL EFFECT OF ANTI-TAKEOVER PROVISION

       Our Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock may be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change of control of QuadraMed without further action by the stockholders and may adversely affect the voting and other rights of the holders of Common Stock. We have no present plans to issue shares of Preferred Stock.

       Further, certain provisions of our Certificate of Incorporation and Bylaws could discourage potential takeover attempts and make attempts by stockholders to change management more difficult. For example, our Board of Directors is classified into three classes of directors serving staggered, three-year terms and has the authority without action by our stockholders to impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions. In addition, our Certificate of Incorporation provides that directors may be removed only by the affirmative vote of the holders of two-thirds of the shares of capital stock of QuadraMed entitled to vote. Any vacancy on the Board of Directors may be filled only by vote of the majority of directors then in office. Further, our Certificate of Incorporation provides that any "Business Combination" (as therein defined) requires the affirmative vote of two-thirds of the shares entitled to vote, voting together as a single class. These provisions, and certain other provisions of the Certificate of Incorporation which may have the effect of delaying proposed stockholder actions until the next annual meeting of stockholders, could have the effect of delaying or preventing a tender offer for our Common Stock or other changes of control or management of QuadraMed, which could adversely affect the market price of our Common Stock. Finally, certain provisions of Delaware law could have the effect of delaying, deterring or preventing a change in control of QuadraMed, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met.

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

-      other events or factors, many of which are beyond our control.

       The market price of our Common Stock may also be affected by movements in prices of equity securities in general.

ITEM 8. FINANCIAL STATEMENTS.

       Our Consolidated Financial Statements are located on the pages indicated below:

                                                                                                     PAGE
                                                                                                     ----
Report of Arthur Andersen LLP, Independent Public Accountants .................................      F-1
Consolidated Balance Sheets as of December 31, 1998 and 1999 ..................................      F-2
Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999 ....      F-3
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
   and Comprehensive Loss for the years ended December 31, 1997, 1998 and 1999 ................      F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999 ....      F-5
Notes to Consolidated Financial Statements ....................................................      F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference from the Company's Proxy Statement, to be mailed to shareholders for the Annual Meeting.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

       1.     Financial Statements.

              The consolidated financial statements contained herein are as listed on the "Index" on page 42.

       2.     Financial Statement Schedule.

              Reference is made to Schedule II following the signature pages hereto.

       3. Exhibits. Reference is made to Item 14(c) of this Annual Report on Form 10-K.

(b) Reports on Form 8-K. QuadraMed filed the following reports on Form 8-K during the last quarter of the fiscal year covered by this Annual Report on Form 10-K:

       None.

(c)    Exhibits.


              2.1 Form of Agreement and Plan of Merger by and between QuadraMed Corporation, a Delaware corporation and QuadraMed Corporation, a California corporation.(1)

              2.2 Assets Purchase Agreement dated December 31, 1995, by and among QuadraMed Acquisition Corporation, Kaden Arnone, Inc. and its stockholders.(1)

              2.3 Exchange Agreement dated June 25, 1996, by and among QuadraMed Holdings, Inc., QuadraMed Corporation, and certain stockholders listed on Schedule A thereto.(1)

              2.4 Acquisition Agreement and Plan of Merger dated December 2, 1996, between QuadraMed and InterMed Acquisition Corporation, a wholly owned subsidiary of QuadraMed and InterMed Healthcare Systems Inc. and its Stockholders.(2)

              2.5 Acquisition Agreement and Plan of Merger, dated as of March 1, 1997, by and among QuadraMed Corporation, Healthcare Recovery Acquisition Corporation, Healthcare Recovery Incorporated and its Shareholders (the "HRI Acquisition Agreement and Plan of Merger").(3)

              2.6 First Amendment to HRI Acquisition Agreement and Plan of Merger, dated as of April 22, 1997.(3) 2.7 Second Amendment to HRI Acquisition Agreement and Plan of Merger, dated as of April 24, 1997.(3)

              2.7    Reserved.

              2.8 Acquisition Agreement and Plan of Merger, dated as of September 24, 1997, by and among QuadraMed Corporation, HRM Acquisition Corporation, Healthcare Revenue Management, Inc. and its Stockholders (the "Acquisition Agreement and Plan of Merger").(4)

              2.9 First Amendment to Acquisition Agreement and Plan of Merger, dated as of September 29, 1997.(4)

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

              2.11 Amendment No. 1 to Agreement and Plan of Reorganization, dated as of February 26, 1998.(10)

              2.12 Amendment No. 2 to Agreement and Plan of Reorganization, dated as of March 24, 1998.(10)

              2.13 Acquisition Agreement and Plan of Merger dated as of December 29, 1997, by and among QuadraMed Corporation and Resource Health Partners, L.P.(6)

              2.14 Acquisition Agreement and Plan of Merger dated as of February 2, 1998, by and among QuadraMed Corporation and Cabot Marsh Corporation.(7)

              2.15 Acquisition Agreement and Plan of Merger by and among QuadraMed Corporation and Pyramid Health Acquisition Corporation and Pyramid Health Group, Inc. and its stockholders.(11)

              2.16 Acquisition Agreement and Plan of Merger by and among QuadraMed Corporation and IMN Acquisition Corp. , and IMN Corp. dated September 30, 1998.(14)

              2.17 Acquisition Agreement and Plan of Merger dated December 23, 1998 by and among QuadraMed and Premiere Healthcare Acquisition Corporation, and Premiere Healthcare Corporation and its subsidiaries(19)

              2.18 Acquisition Agreement and Plan of Merger by and among QuadraMed Corporation and Compucare Acquisition Corporation, and The Compucare Company and certain of its stockholders dated February 3, 1999.(15)

              2.19 First Amendment to Acquisition Agreement and Plan of Merger by and among QuadraMed Corporation and Compucare Acquisition Corporation and The Compucare Company and certain of its stockholders, dated March 3, 1999.(18)

              3.1    Reserved.

              3.2    Reserved

              3.3    Reserved.

              3.4    Amended and Restated Bylaws of QuadraMed.(1)

              3.5 Third Amended and Restated Certificate of Incorporation of QuadraMed.(16)

              4.1    Reference is made to Exhibits 3.4 and 3.5.(1)(16)

              4.2    Form of Common Stock certificate.(1)

              4.3 Form of Exchange Agreement dated March 16, 1994, by and among QuadraMed, THCS Holding, Inc. and certain stockholders listed on Schedule A thereto.(1)

              4.4    Reserved.

              4.5    Reserved.

              4.6    Reserved.

              4.7 Amended and Restated Agreement Regarding Adjustment Shares dated June 25, 1996, by and among QuadraMed, QuadNet Corporation and the individuals listed on Schedule A thereto.(1)

              4.8 Amended and Restated Shareholder Rights Agreement dated June 25, 1996, by and between QuadraMed and the investors listed on Schedule A thereto.(1)

              4.9    Reserved.

              4.10   Reserved.

              4.11   Form of Warrant to Purchase Common Stock.(1)

              4.12 Registration Rights Agreement dated December 5, 1996, by and between QuadraMed and the investors listed on Schedule A thereto.(8)

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

              4.16 Officers' Certificate delivered pursuant to Sections 2.3 and 11.5 of the Subordinated Indenture.(13)

              4.17 Registration Rights Agreement dated April 27, 1998 by and among QuadraMed and the Initial Purchasers named therein.(13)

              4.18   Form of Global Debenture.(13)

              4.19   Form of Certificated Debenture.(13)

              4.20 Registration Rights Agreement, dated as of September 30, 1998, by and among QuadraMed Corporation, IMN Corp. and the shareholders of IMN named therein (14)

              4.21 Registration Rights Agreement dated December 23, 1998 by and between QuadraMed and the shareholders listed therein(19).

              4.22 Registration Rights Agreement, dated as of March 3, 1999, by and among QuadraMed Corporation and the stockholders of The Compucare Company named therein.(18)

              10.1   1996 Stock Incentive Plan of QuadraMed.(1)

              10.2   1996 Employee Stock Purchase Plan of QuadraMed.(1)

              10.3   Summary Plan Description, QuadraMed Corporation 401(k)
                     Plan.(1)

              10.4 Form of Indemnification Agreement between QuadraMed and its directors and executive officers.(1)

              10.5   1999 Supplemental Stock Option Plan for QuadraMed


              10.6 Lease dated February 26, 1996 for facilities located at 1345 Campus Parkway, Building M, Block #930, Lot #51.02, Neptune, New Jersey.(1)

              10.7   Reserved.

              10.8   Reserved.

              10.9   Reserved.

              10.10 Stock Purchase Agreement dated March 3, 1994, by and between QuadraMed and James D. Durham.(1)

              10.11  Reserved.

              10.12  Reserved.

              10.13  Reserved.

              10.14  Reserved.

              10.15  Reserved.

              10.16  Reserved.

              10.17  Reserved.

              10.18  Reserved.

              10.19  Reserved.

              10.20  Reserved.

              10.21  Reserved.

              10.22  Reserved.

              10.23  Reserved.

              10.24  Reserved.

              10.25  Reserved.

              10.26  Reserved.

              10.27  Reserved.

              10.28  Reserved.

              10.29  Reserved.

              10.30  Reserved.

              10.31  Reserved.

              10.32  Reserved.

              10.33  Reserved.

              10.34  Reserved.

              10.35  Reserved.

              10.36  Reserved.

              10.37  Reserved.

              10.38  Reserved.

              10.39  Reserved.

              10.40 Form of Stock Purchase Agreement dated as of November 9, 1997 by and among QuadraMed Corporation and certain stockholders of Medicus Systems Corporation.(5)

              10.41 Form of Stock Purchase Warrant dated as of November 9, 1997 issued to certain stockholders of Medicus (including as Appendix A to Exhibit 10.40).(5)

              10.42  Reserved.

              10.43  Reserved.

              10.44  Reserved.

              10.45  Reserved.

              10.46  Reserved.

              10.47  Reserved.

              10.48  Reserved.

              10.49  Reserved.

              10.50  Reserved.

              10.51 Employment Agreement dated January 1, 1999 between James D. Durham and QuadraMed.(20)

              10.52 Employment Agreement dated April 1, 1999 between Michael Sanderson and QuadraMed. (21)

              10.53 Employment Agreement dated April 1, 1999 between Michael Wilstead and QuadraMed. (21)

              10.54 Employment Agreement dated April 1, 1999 between Nancy Nelson and QuadraMed. (21)

              10.55  Reserved.

              10.56 Employment Agreement dated April 1, 1999 between Patrick Ahearn and QuadraMed. (21)

              10.57 Employment Agreement dated April 1, 1999 between Keith Roberts and QuadraMed. (21)

              10.58  Reserved.

              10.59 Employment Agreement dated May 18, 1999 between John V. Cracchiolo and QuadraMed. (21)

              21     List of subsidiaries of QuadraMed.

              23.1   Consent of Arthur Andersen LLP, Independent Public
                     Accountants.

              24.1   Power of Attorney (set forth in the signature page hereto).

              27.1   Financial Data Schedule for the Year Ended 12/31/1999.

              27.2   Financial Data Schedule for the Year Ended 12/31/1998.

              27.3   Financial Data Schedule for the Year Ended 12/31/1997.


(1) Incorporated herein by reference from the exhibit with the same number to our Registration Statement on Form SB-2, No. 333-5180-LA, as filed with the Commission on June 28, 1996, as amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto, as filed with the Commission on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.

(2) Incorporated herein by reference from the exhibit with the same number to our Current Report on Form 8-K, as filed with the Commission on January 9, 1997.

(3) Incorporated herein by reference from the exhibit with the same number to our Current Report on Form 8-K, as filed with the Commission on May 9, 1997, as amended on July 8, 1997 and March 10, 1998.

(4) Incorporated herein by reference from the exhibit with the same number to our Current Report on Form 8-K, as filed with the Commission on October 10, 1997, as amended on March 10, 1998.

(5) Incorporated by reference from the exhibit with the same number to our Current Report on Form 8-K, as filed with the Commission on November 21, 1997.

(6) Incorporated herein by reference from Exhibit 2.11 to our Current Report on Form 8-K, as filed with the Commission on January 13, 1998.

(7) Incorporated herein by reference from Exhibit 2.12 to our Current Report on Form 8-K, as filed with the Commission on February 18, 1998.

(8) Incorporated herein by reference from the exhibit with the same number to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as filed with the Commission on August 14, 1997, as amended September 4, 1997.

(9) Incorporated by reference from the exhibit with the same number to our Registration Statement on Form S-3, No. 333-36189, as filed with the Commission on September 23, 1997, as amended by Amendment No. 1 and Amendment No. 2 thereto, as filed with the Commission on October 1, 1997 and October 15, 1997 respectively.

(10) Incorporated by reference from the exhibit with the same number to our Annual Report on Form 10-K/A for the year ended December 31, 1997, as filed with the Commission on April 20, 1998.

(11) Incorporated by reference from our Current Report on Form 8-K, as filed with the Commission on June 11, 1998.

(12) Incorporated by reference from our Current Report on Form 8-K/A filed with the Commission on June 17, 1998

(13) Incorporated by reference from our Registration Statement on Form S-3, No. 333-55775, as filed with the Commission on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the Commission on June 17, 1998.

(14) Incorporated by reference from our Current Report on Form 8-K, as filed with the Commission on October 15, 1998.

(15) Incorporated by reference from Exhibit 2.1 to our Current Report on Form 8-K, as filed with the Commission on February 18, 1999.

(16) Incorporated by reference from the Exhibit with the same number to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the Commission on August 14, 1998, as amended August 24, 1988.

(17) Incorporated herein by reference from our Annual Report on Form 10-K, as filed with the Commission on March 31, 1998, as amended April 20, 1998.

(18) Incorporated herein by reference from our Current Report on Form 8-K/A filed with the Commission on March 22, 1999.

(19) Incorporated herein by reference from our Registration Statement on Form S-3, No. 333-80617, as filed with the Commission on June 14, 1999, as amended by Amendment No. 1 thereto, as filed with the Commission on August 4, 1999.

(20) Incorporated herein by reference from the exhibit with the same number to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 as filed with the Commission on May 17, 1999.

(21) Incorporated herein by reference from the exhibit with the same number to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 as filed with the Commission on August 16, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              QUADRAMED CORPORATION

Date: March 29, 2000

                                           By: /s/ JAMES D. DURHAM
                                              ----------------------------------
                                              James D. Durham
                                              Chairman of the Board,
                                              President and Chief Executive
                                              Officer (Principal Executive
                                              Officer)

                                           By: /s/ JOHN V. CRACCHIOLO
                                              ----------------------------------
                                              John V. Cracchiolo
                                              President, Chief Financial Officer
                                              and Secretary (Principal Financial
                                              Officer)


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

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

           SIGNATURE                                         TITLE                       DATE
           ---------                                         -----                       ----
       /s/ JAMES D. DURHAM                   Chairman of the Board                    March 29, 2000
-----------------------------------          and Chief Executive Officer
           James D. Durham                   (Principal Executive Officer)


       /s/ JOHN V. CRACCHIOLO                President,                               March 29, 2000
-----------------------------------          Chief Financial Officer and Secretary
           John V. Cracchiolo                (Principal Financial Officer)

           SIGNATURE                                         TITLE                       DATE
           ---------                                         -----                       ----
       /s/ ALBERT L. GREENE                   Director                                March 29, 2000
-----------------------------------
           Albert L. Greene

       /s/ SCOTT GROSS                        Director                                March 29, 2000
-----------------------------------
           Scott Gross

       /s/ MICHAEL J. KING                    Director                                March 29, 2000
-----------------------------------
           Michael J. King

       /s/ JOAN P. NEUSCHELER                 Director                                March 29, 2000
-----------------------------------
           Joan P. Neuscheler

       /s/ E. A. ROSKOVENSKY                  Director                                March 29, 2000
-----------------------------------
           E. A. Roskovensky

       /s/ CORNELIUS T. RYAN                  Director                                March 29, 2000
-----------------------------------
           Cornelius T. Ryan

                              QUADRAMED CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                     ADDITIONS         ADDITIONS
                                               BALANCE AT           CHARGED TO         CHARGED TO
DESCRIPTION                                 BEGINNING OF YEAR   COSTS AND EXPENSES   OTHER ACCOUNTS*   DEDUCTIONS  END OF YEAR
-----------                                 -----------------   ------------------   ---------------   ----------  -----------
Year ended December 31, 1997
  Allowance for doubtful accounts ....          $ 2,337              $ 4,577              $   --        $(4,080)     $ 2,834

Year ended December 31, 1998
  Allowance for doubtful accounts ....          $ 2,834              $ 6,089              $1,902        $(5,087)     $ 5,738

Year ended December 31, 1999
  Allowance for doubtful accounts ....          $ 5,738              $ 3,816              $   --        $(4,496)     $ 5,058

* This includes adjustments recorded in purchase accounting associated with the Company's acquisition of Medicus Systems Corporation in November 1997.

                          INDEX TO FINANCIAL STATEMENTS

                              QUADRAMED CORPORATION

                                                                                                        PAGE
                                                                                                        ----
Report of Independent Public Accountants .........................................................      F-1
Consolidated Balance Sheets as of December 31, 1998 and 1999 .....................................      F-2
Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999 .......      F-3
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
    and Comprehensive Loss for the years ended December 31, 1997, 1998 and 1999 ..................      F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999 .......      F-5
Notes to Consolidated Financial Statements .......................................................      F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of QuadraMed Corporation:

       We have audited the accompanying consolidated balance sheets of QuadraMed Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and comprehensive loss and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QuadraMed Corporation and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

       Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 (a) (2) is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                            /s/ ARTHUR ANDERSEN LLP

                                            ARTHUR ANDERSEN LLP

San Jose, California
February 24, 2000

                              QUADRAMED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     DECEMBER 31,
                                                                             -------------------------
                                                                                1998            1999
                                                                                ----            ----
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents .........................................      $  66,531       $  11,565
    Restricted cash .......,,..........................................             --           1,000
    Short-term investments ............................................         23,043          19,109
    Accounts receivable, net of allowance for uncollectible
        accounts of $5,738 and $5,058, respectively ...................         39,991          59,740
    Unbilled receivables ..............................................         10,335          17,027
    Notes and other receivables .......................................          4,285           2,390
    Prepaid expenses and other current assets .........................          2,574           6,260
                                                                             ---------       ---------
           Total current assets .......................................        146,759         117,091
                                                                             ---------       ---------
LONG-TERM INVESTMENTS .................................................         41,641          12,102
LONG-TERM NOTES RECEIVABLE ............................................             --           3,600
EQUIPMENT, at cost:
    Equipment .........................................................         32,338          38,897
    Less accumulated depreciation and amortization ....................        (20,958)        (26,048)
                                                                             ---------       ---------
        Equipment, net ................................................         11,380          12,849
                                                                             ---------       ---------
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net of accumulated
    amortization of $2,452 and $3,155, respectively ...................          4,864           8,958
ACQUIRED SOFTWARE, net of accumulated amortization
    of $1,610 and $2,610, respectively ................................          3,211           8,211
INTANGIBLES, net of accumulated amortization
    of $8,001 and $15,032, respectively ...............................         50,156          42,268
NON-MARKETABLE  INVESTMENTS ...........................................          1,200           4,700
OTHER LONG-TERM ASSETS ................................................          5,522           9,550
                                                                             ---------       ---------
                                                                             $ 264,733       $ 219,329
                                                                             =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of capital lease obligations ...................      $     474       $     437
    Line of credit ....................................................          2,500              --
    Notes payable .....................................................            279              24
    Accounts payable ..................................................          4,389           3,604
    Accrued payroll and related .......................................         10,561           6,867
    Accrued interest ..................................................          1,170           1,019
    Other accrued liabilities .........................................         18,402          16,438
    Deferred revenue ..................................................         14,021           7,767
                                                                             ---------       ---------
           Total current liabilities ..................................         51,796          36,156
CAPITAL LEASE OBLIGATIONS, less current portion .......................            606             207
NOTES PAYABLE .........................................................         19,186              --
CONVERTIBLE SUBORDINATED DEBENTURES ...................................        115,000         115,000
NET LIABILITIES OF DISCONTINUED OPERATIONS ............................          9,157           5,385
                                                                             ---------       ---------
           Total liabilities ..........................................        195,745         156,748
                                                                             ---------       ---------
CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par, 50,000 shares authorized,
     24,442 and 25,319 shares issued and outstanding, respectively ....            178             187
    Additional paid-in capital ........................................        266,068         270,691
    Deferred compensation .............................................         (3,940)         (2,519)
    Accumulated other comprehensive loss ..............................           (157)           (287)
    Accumulated deficit ...............................................       (193,161)       (205,491)
                                                                             ---------       ---------
           Total stockholders' equity .................................         68,988          62,581
                                                                             ---------       ---------
                                                                             $ 264,733       $ 219,329
                                                                             =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                              QUADRAMED CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------------
                                                                           1997            1998            1999
                                                                           ----            ----            ----
REVENUES:
    Licenses .....................................................      $  83,226       $ 119,840       $ 128,395
    Services .....................................................         57,574          90,780         111,190
                                                                        ---------       ---------       ---------
           Total revenues ........................................        140,800         210,620         239,585
                                                                        ---------       ---------       ---------
OPERATING EXPENSES:
    Cost of licenses .............................................         41,542          52,553          57,504
    Cost of services .............................................         38,466          59,567          67,501
    General and administration ...................................         31,436          33,016          31,414
    Sales and marketing ..........................................         14,197          19,677          23,076
    Research and development .....................................         15,618          22,487          23,173
    Amortization of intangibles ..................................          1,719           6,544           8,237
    Acquisition costs ............................................          3,111          10,254           6,898
    Non-recurring charges ........................................          4,705           4,202          18,752
    Impairment of intangible assets ..............................             --              --          10,592
    Write-off of acquired research and development in process ....         21,854          14,494           1,722
                                                                        ---------       ---------       ---------
           Total operating expenses ..............................        172,648         222,794         248,869
                                                                        ---------       ---------       ---------
LOSS FROM OPERATIONS .............................................        (31,848)        (12,174)         (9,284)
                                                                        ---------       ---------       ---------
OTHER INCOME (EXPENSE):
    Interest expense .............................................         (1,491)         (6,254)         (7,671)
    Interest income ..............................................          1,021           5,867           4,827
    Other income (expense), net ..................................         (2,516)           (214)          1,315
                                                                        ---------       ---------       ---------
           Total other expense, net ..............................         (2,986)           (601)         (1,529)
                                                                        ---------       ---------       ---------
 LOSS BEFORE INCOME TAXES
    AND MINORITY INTEREST ........................................        (34,834)        (12,775)        (10,813)
PROVISION FOR INCOME TAXES .......................................         (1,136)         (4,303)         (1,517)
                                                                        ---------       ---------       ---------
LOSS BEFORE MINORITY INTEREST ....................................        (35,970)        (17,078)        (12,330)
MINORITY INTEREST IN INCOME (LOSS) ...............................             37            (379)             --
                                                                        ---------       ---------       ---------
LOSS FROM CONTINUING OPERATIONS ..................................        (35,933)        (17,457)        (12,330)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES ..................         (1,704)         (1,999)             --
                                                                        ---------       ---------       ---------
NET LOSS .........................................................        (37,637)        (19,456)        (12,330)
DIVIDEND ACCRETION ...............................................           (348)         (1,920)             --
                                                                        ---------       ---------       ---------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS ........................      $ (37,985)      $ (21,376)      $ (12,330)
                                                                        =========       =========       =========
BASIC AND DILUTED NET LOSS PER SHARE FROM CONTINUING
     OPERATIONS ..................................................      $   (2.21)      $   (0.74)      $   (0.49)
                                                                        =========       =========       =========
BASIC AND DILUTED NET LOSS PER SHARE FROM DISCONTINUED
     OPERATIONS ..................................................      $   (0.11)      $   (0.09)      $     --
                                                                        =========       =========       =========
BASIC AND DILUTED NET LOSS PER SHARE FROM
     ACCRETION OF DIVIDENDS ......................................      $   (0.02)      $   (0.08)      $     --
                                                                        =========       =========       =========
BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE
     TO COMMON STOCKHOLDERS ......................................      $   (2.34)      $   (0.91)      $   (0.49)
                                                                        =========       =========       =========
WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES OUTSTANDING:
    BASIC AND DILUTED ............................................         16,247          23,370          24,979
                                                                        =========       =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                              QUADRAMED CORPORATION
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             AND COMPREHENSIVE LOSS
                                 (IN THOUSANDS)


                                                                                                            ACCUMULATED
                                                             COMMON STOCK                                      OTHER
                                                            --------------     ADDITIONAL       DEFERRED     COMPREHENSIVE
                                                            SHARES  AMOUNT  PAID IN CAPITAL  COMPENSATION       LOSS
                                                            ------  ------  ---------------  ------------       ----
 BALANCE AT DECEMBER 31, 1996 ............................  15,278  $   84     $ 106,358        $    (703)        $ --
 Issuance of common stock in
     Connection with the Synergy HMC acquisition .........     182       2         1,680               --           --
 Issuance of common stock in connection with Healthcare
     Revenue Management, Inc acquisition .................     113       1         2,330               --           --
Amortization of deferred compensation ....................      --      --            --              703           --
Capital contributed to pooled entities ...................      --      --           251               --           --
Distributions by pooled entities .........................      --      --            --               --           --
Spin-off of subsidiary ...................................      --      --            --               --           --
Issuance of common stock purchase warrants in connection
     with the acquisition of Medicus Systems Corporation .      --      --           700               --           --
Conversion of notes payable to contributed capital .......      --      --         9,578               --           --
Conversion of notes payable to common stock ..............     745       7        15,643               --           --
Issuance of common stock through
    Employee Stock Purchase Plan .........................      14      --           135               --           --
Issuance of common stock .................................     160       1           845               --           --
Issuance of common stock from public
    offering, net of issuance costs ......................   3,467      35        57,293               --           --
Exercise of warrants to purchase common stock ............     322      --            --               --           --
Exercise of common stock options .........................     107       1           476               --           --
Dividend accretion .......................................      --      --            --               --           --
Net Loss .................................................      --      --            --               --           --
                                                            ------     ---       -------        ---------         ----
BALANCE AT DECEMBER 31, 1997 .............................  20,388     131       195,289               --           --
                                                            ------     ---       -------        ---------         ----

                                                                                   TOTAL
                                                                ACCUMULATED      STOCKHOLDERS'     COMPREHENSIVE
                                                                 DEFICIT       EQUITY (DEFICIT)       LOSS
                                                                 -------       ----------------       ----
 BALANCE AT DECEMBER 31, 1996 ............................     $(128,949)        $ (23,210)
 Issuance of common stock in
     Connection with the Synergy HMC acquisition .........            --             1,682
 Issuance of common stock in connection with Healthcare
     Revenue Management, Inc acquisition .................            --             2,331
Amortization of deferred compensation ....................            --               703
Capital contributed to pooled entities ...................            --               251
Distributions by pooled entities .........................           (40)              (40)
Spin-off of subsidiary ...................................        (3,684)           (3,684)
Issuance of common stock purchase warrants in connection
     with the acquisition of Medicus Systems Corporation .            --               700
Conversion of notes payable to contributed capital .......            --             9,578
Conversion of notes payable to common stock ..............            --            15,650
Issuance of common stock through
    Employee Stock Purchase Plan .........................            --               135
Issuance of common stock .................................            --               846
Issuance of common stock from public
    offering, net of issuance costs ......................            --            57,328
Exercise of warrants to purchase common stock ............            --                --
Exercise of common stock options .........................            --               477
Dividend accretion .......................................          (348)             (348)
Net Loss .................................................       (37,637)          (37,637)         (37,637)
                                                               ---------         ---------        ---------
BALANCE AT DECEMBER 31, 1997 .............................      (170,658)           24,762          (37,637)
                                                               ---------         ---------        ---------




   The accompanying notes are an integral part of these consolidated financial statements.

                                                                                            ACCUMULATED
                                           COMMON STOCK                                       OTHER
                                          --------------     ADDITIONAL       DEFERRED     COMPREHENSIVE    ACCUMULATED
                                          SHARES  AMOUNT  PAID IN CAPITAL  COMPENSATION       LOSS           DEFICIT
                                          ------  ------  ---------------  ------------       ----           -------
Issuance of common
     stock and to record the
     effect of an immaterial
     acquisition accounted for
     as a pooling of interests .......      507      5             212          --            --           (1,127)
Issuance of common stock in
     connection with the
     InterLink acquisition ...........       65      1           1,467          --            --               --
Issuance of common stock in
     connection with the Cabot
     Marsh acquisition ...............      384      4           8,417          --            --               --
Issuance of common stock in
     connection with the Velox
     acquisition .....................       41     --           1,372          --            --               --
Issuance of common stock in
     connection with the
     Medicus acquisition .............      892     15          24,518          --            --               --
Issuance of common stock
    through Employee Stock
    Purchase Plan ....................       38     --             467          --            --               --
Issuance of restricted shares of
    common stock .....................       --     --           3,940      (3,940)           --               --
Issuance of common stock .............      880      9           8,862          --            --               --
Exercise of warrants to
    purchase common stock ............      907      9          17,404          --            --               --
Exercise of common stock options .....      340      4           4,120          --            --               --
Net unrealized loss on
    available-for-sale securities ....       --     --              --          --          (157)              --
Dividend accretion ...................       --     --              --          --            --           (1,920)
Net loss .............................       --     --              --          --            --          (19,456)
                                         ------     ---        --------    --------        -----         --------
BALANCE AT DECEMBER 31, 1998 .........   24,442     178         266,068      (3,940)        (157)        (193,161)
                                         ------     ---        --------    --------        -----         --------

                                           STOCKHOLDERS'     COMPREHENSIVE
                                         EQUITY (DEFICIT)       LOSS
                                         ----------------       ----
Issuance of common
     stock and to record the
     effect of an immaterial
     acquisition accounted for
     as a pooling of interests .......      (910)
Issuance of common stock in
     connection with the
     InterLink acquisition ...........     1,468
Issuance of common stock in
     connection with the Cabot
     Marsh acquisition ...............     8,421
Issuance of common stock in
     connection with the Velox
     acquisition .....................     1,372
Issuance of common stock in
     connection with the
     Medicus acquisition .............    24,533
Issuance of common stock
    through Employee Stock
    Purchase Plan ....................       467
Issuance of restricted shares of
    common stock .....................        --
Issuance of common stock .............     8,871
Exercise of warrants to
    purchase common stock ............    17,413
Exercise of common stock options .....     4,124
Net unrealized loss on
    available-for-sale securities ....      (157)            (157)
Dividend accretion ...................    (1,920)
Net loss .............................   (19,456)         (19,456)
                                        --------         --------
BALANCE AT DECEMBER 31, 1998 .........    68,988          (19,613)
                                        --------         --------

       The accompanying notes are an integral part of these consolidated financial statements.


                                                                                            ACCUMULATED
                                           COMMON STOCK                                        OTHER
                                          --------------     ADDITIONAL       DEFERRED     COMPREHENSIVE    ACCUMULATED
                                          SHARES  AMOUNT  PAID IN CAPITAL  COMPENSATION         LOSS          DEFICIT
                                          ------  ------  ---------------  ------------    -------------    -----------
Issuance of common stock in
    connection with
    acquisitions accounted
    for as a purchase ................       97       1           634             --             --            --
Issuance of common stock
    through Employee Stock
    Purchase Plan ....................       91       1         1,039             --             --            --
Amortization of restricted
    shares of common stock ...........       --      --            --            955             --            --
Cancellation of restricted
    shares of common stock ...........       --      --          (582)           466             --            --
Issuance of common stock for
    legal settlement .................       70      --           346             --             --            --
Exercise of warrants to
    purchase common stock ............      360       4         1,330             --             --            --
Exercise of common stock
    options ..........................      259       3         1,588             --             --            --
Compensation related to
    accelerated vesting of
    common stock options .............       --      --           268             --             --            --
Net unrealized loss on
     available-for-sale securities ...       --      --            --             --           (130)           --
Net loss .............................       --      --            --             --             --       (12,330)
                                         ------   -----     ---------      ---------      ---------     ---------
BALANCE AT DECEMBER 31, 1999 .........   25,319   $ 187     $ 270,691      $  (2,519)     $    (287)    $(205,491)
                                         ======   =====     =========      =========      =========     =========

                                           STOCKHOLDERS'     COMPREHENSIVE
                                         EQUITY (DEFICIT)       LOSS
                                         ----------------       ----
Issuance of common stock in
    connection with
    acquisitions accounted
    for as a purchase ................        635
Issuance of common stock
    through Employee Stock
    Purchase Plan ....................      1,040
Amortization of restricted
    shares of common stock ...........        955
Cancellation of restricted
    shares of common stock ...........       (116)
Issuance of common stock for
    legal settlement .................        346
Exercise of warrants to
    purchase common stock ............      1,334
Exercise of common stock
    options ..........................      1,591
Compensation related to
    accelerated vesting of
    common stock options .............        268
Net unrealized loss on                                          (130)
     available-for-sale securities ...       (130)
Net loss .............................    (12,330)           (12,330)
                                        ---------          ---------
BALANCE AT DECEMBER 31, 1999 .........  $  62,581          $ (12,460)
                                        =========          =========

       The accompanying notes are an integral part of these consolidated financial statements.

                              QUADRAMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                                         -------------------------------------
                                                                                             1997          1998          1999
                                                                                             ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ........................................................................    $ (37,637)    $ (19,456)    $ (12,330)
    Adjustments to reconcile net loss to net cash used for operating activities:
        Depreciation and amortization ...............................................        9,170        10,476        13,759
        Amortization of deferred compensation .......................................          703            --         1,107
        Cash flows from discontinued operations .....................................          847        (1,760)       (3,772)
        Write-off of in-process research and development ............................       21,854        14,494         1,722
        Write-off of note payable ...................................................           --            --         1,200
        Impairment of intangible assets .............................................           --            --        10,592
        Noncash settlement of litigation ............................................           --            --           346
        Minority interest in net (income) loss ......................................          (37)          379            --
    Changes in assets and liabilities, net of acquisitions:
       Accounts receivable and unbilled receivables, net ............................       (5,851)      (15,560)      (25,997)
       Prepaid expenses and other ...................................................       (1,926)           67        (8,850)
       Accounts payable and accrued liabilities .....................................        4,838       (13,722)       (8,536)
       Deferred revenue .............................................................          322        (1,424)       (7,394)
                                                                                         ---------     ---------     ---------
          Cash used for operating activities ........................................       (7,717)      (26,506)      (38,153)
                                                                                         ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for the acquisition of Cabot Marsh, net of cash acquired ..............           --        (2,748)           --
    Cash paid for the acquisition of Velox, net of cash acquired ....................           --        (3,121)           --
    Cash paid for the acquisition of Synergy HMC, net of cash acquired ..............       (2,776)           --            --
    Cash paid for the acquisition of Medicus
       Systems Corporation, net of cash acquired ....................................      (21,454)           --            --
    Cash paid for the acquisitions of other companies,  net of cash acquired ........         (286)       (6,832)       (8,172)
    Purchased technology ............................................................         (460)           --        (6,000)
    Maturity (purchase) of available-for-sale securities, net .......................       (1,032)      (63,577)       33,343
    Additions to equipment ..........................................................       (3,947)       (7,682)       (6,558)
    Restricted cash .................................................................           --            --        (1,000)
    Purchase of non-marketable investments ..........................................       (1,200)           --        (3,000)
    Issuance of notes receivable and other ..........................................           --          (539)       (2,215)
    Capitalization of computer software development costs ...........................       (1,157)       (3,098)       (4,798)
                                                                                         ---------     ---------     ---------
           Cash provided by (used for) investing activities .........................      (32,312)      (87,597)        1,600
                                                                                         ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of principal on capital lease obligations ..............................         (154)       (2,346)         (436)
    Borrowings (repayments) under notes and loans payable ...........................        1,086         2,503       (21,941)
    Issuance of convertible notes payable to related parties ........................           --           400            --
    Proceeds from the issuance of convertible
        subordinated notes payable, net of offering costs ...........................           --       110,827            --
    Distributions by pooled entities ................................................          (40)       (1,370)
    Issuance of common stock, net of issuance costs .................................       58,177         6,530            --
    Issuance of common stock through Employee Stock Purchase Plan ...................          135           467         1,040
    Proceeds from exercise of common stock options and
        warrants to purchase common stock ...........................................          477        14,869         2,924
                                                                                         ---------     ---------     ---------
           Cash provided by (used for) financing activities .........................       59,681       131,880       (18,413)
                                                                                         ---------     ---------     ---------
    Net increase (decrease) in cash and cash equivalents ............................       19,652        17,777       (54,966)

CASH AND CASH EQUIVALENTS, beginning of year ........................................       29,102        48,754        66,531
                                                                                         ---------     ---------     ---------

CASH AND CASH EQUIVALENTS, end of year ..............................................    $  48,754     $  66,531     $  11,565
                                                                                         =========     =========     =========

                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                                     --------------------------------
                                                                                       1997       1998       1999
                                                                                       ----       ----       ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest ......................................................    $ 1,736    $ 8,002    $ 6,315
    Cash paid for taxes .........................................................        483        600      1,659

SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING TRANSACTIONS:
    Conversion of notes payable and accrued interest to contributed capital .....    $ 9,578    $    --    $   500
    Conversion of notes payable to common stock .................................     15,650         --         --
    Issuance of common stock in connection with the Cabot Marsh acquisition .....         --      8,400         --
    Issuance of common stock in connection with the Velox acquisition ...........         --      1,500         --
    Issuance of common stock in connection with the InterLink acquisition .......         --      1,500         --
    Conversion of subordinated notes payable to common stock ....................         --      8,000         --
    Issuance of common stock in connection with the Synergy HMC acquisitions ....      2,000         --         --
    Issuance of common stock in connection with
        acquisition of Healthcare Revenue Management, Inc. ......................      2,300         --         --
    Issuance of common stock warrants and common stock
        in connection with acquisition of Medicus Systems Corporation ...........        700     24,533         --
    Issuance (cancellation) of restricted common stock ..........................         --      3,940       (582)
    Issuance of common stock in connection with other aquisitions ...............         --         --        635

       The accompanying notes are an integral part of these consolidated financial statements.

                              QUADRAMED CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1.     THE COMPANY

       QuadraMed Corporation (the "Company", "we" or "us") was incorporated in California in September 1993. In August 1996, we reincorporated in Delaware. The Company leverages its industry expertise and product breadth to deliver web-enabled, secure product and service solutions that link the nation's hospitals to their diverse constituents, including payors, physicians, patients, insurers and governmental agencies. The Company is focused on customer service excellence and delivering a return on investment for its customers through increased efficiency and improved cash flow. The Company has implemented its solutions in approximately 4,000 provider sites, representing more than 60% of the nation's hospitals. We operate in three business segments.

       The Company has a significant talent pool, which, through its active participation in professional and trade organizations, has helped to shape the healthcare information technology industry. The Company also has substantial expertise in the core components required by the Health Insurance Portability and Accountability Act of 1996 (HIPAA). In addition to its web-enabled solutions, the Company has developed the American Hospital Directory (ahd.com), the most comprehensive resource for hospital and healthcare benchmarking on the worldwide web. The Company's site is the only one of its kind to integrate data from the American Hospital Association.

       We are subject to a number of risks, including, but not limited to, our dependence on the hospital market, uncertainty in the health care industry, risks associated with acquisitions (successful integration and operation of new products, technologies or businesses), and our ability to increase market share for our products from larger competitors. There can be no assurance that we will successfully integrate acquired subsidiaries or be able to increase market share for our products from larger competitors.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

       Cash and Cash Equivalents

       For purposes of the Statements of Cash Flows, we consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. These investments have consisted of certificates of deposit, money market accounts and commercial paper with maturities of three months or less.

       Restricted Cash

       As collateral for stand-by letters of credit, the Company has a restricted cash balance of $1.0 million at December 31, 1999.

       Short and Long-Term Investments

       The Company considers its short and long-term securities, consisting primarily of debt securities, to be available-for-sale-securities and, accordingly, these securities are stated at fair value. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value, representing unrealized holdings gains or losses, are recorded as a separate component of stockholders' equity until realized. Any gains and losses on the sale of debt securities are determined on a specific identification basis. Realized gains and losses are included in other income (expense) in the accompanying consolidated statement of operations. At December 31, 1998 and 1999, unrealized holding losses were $157,000 and $287,000, respectively. The amortized cost, aggregate fair value and gross unrealized holding gains and losses by major security type were as follows:

       As of December 31, 1998:

                                                                     UNREALIZED
                                                                     GAIN (LOSS)
                                                                    ON AVAILABLE-
                                          AMORTIZED    AGGREGATE     FOR-SALE
                                            COST       FAIR VALUE   SECURITIES
                                            ----       ----------   ----------
                                                  (IN THOUSANDS)
Short-term:
Debt securities issued by
     the United States Government ....    $  8,996     $  9,003     $      7
Corporate debt securities ............      14,040       14,040           --
                                          --------     --------     --------
                                          $ 23,036     $ 23,043     $      7
                                          ========     ========     ========

Long-term:
Debt securities issued by
     the United States Government ....    $ 22,157     $ 22,162     $      5
Corporate debt securities ............      19,648       19,479         (169)
                                          --------     --------     --------
                                          $ 41,805     $ 41,641     $   (164)
                                          ========     ========     ========

      Total Unrealized Loss ..........                              $   (157)
                                                                    ========

       As of December 31, 1999:

                                                                      UNREALIZED
                                                                        LOSS
                                                                     ON AVAILABLE-
                                           AMORTIZED   AGGREGATE       FOR-SALE
                                             COST      FAIR VALUE     SECURITIES
                                             ----      ----------     ----------
                                                     (IN THOUSANDS)
Short-term:
Debt securities issued by
     the United States Government ....    $  2,486     $  2,473      $    (13)
Corporate debt securities ............      16,753       16,636          (117)
                                          --------     --------      --------
                                          $ 19,239     $ 19,109      $   (130)
                                          ========     ========      ========

Long-term:
Debt securities issued by
     the United States Government ....    $  4,997     $  4,938      $    (59)
Corporate debt securities ............       7,262        7,164           (98)
                                          --------     --------      --------
                                          $ 12,259     $ 12,102      $   (157)
                                          ========     ========      ========

      Total Unrealized Loss ..........                               $   (287)
                                                                     ========

       Notes and other receivables

       In December 1997, the Company entered into an agreement with Arcadian Management Services, Inc. ("Arcadian") to develop a centralized business office and to provide full business office outsourcing services for its managed hospitals. In connection with this agreement, the Company purchased certain accounts receivable from Chama Inc. ("Chama"), a customer of Arcadian, for the purpose of increasing cash flow while the central business office was being implemented. In October 1998, Chama filed for reorganization under Chapter 11. During the first quarter of 1999, the Company wrote-off approximately $1.2 million of the original receivable balance. Prior to the filing, the Company had perfected a security interest in the receivables purchased from Chama and, pursuant to a court order, the receivables owned by the Company are being segregated as they are collected. At December 31, 1998 and 1999, approximately $2.2 million and $1.2 million, respectively, of these receivables remained outstanding and due in full. The remaining balances are included in notes and other receivables on the accompanying consolidated balance sheets. We believe these remaining receivables are collectible.

       In January 1999, we provided a loan of $3.6 million to another company in exchange for a convertible promissory note. The note is due in full on January 21, 2002. Interest accrues at an annual rate of 8.0% and is due in quarterly payments beginning upon the one year anniversary of the note, through January 2002. The first interest payment was received in January 2000. At December 31, 1999, the outstanding balance of $3.6 million is included in long-term other assets on the accompanying consolidated balance sheet. James D. Durham, our Chairman and Chief Executive Officer, is also director of the debtor.

       Also included in notes and other receivables at December 31, 1999, is accrued interest receivable of approximately $1.3 million related to the Company's marketable investments. Accrued interest on these investments is paid to the Company periodically on specified dates depending on the investment instrument. As discussed in Note 2, included in notes and receivables at December 31, 1998 is $500,000 representing the balance due under VantageMed's line of credit. The $500,000 outstanding balance under the line of credit was converted to an additional equity interest in VantageMed during the first quarter of 1999.

       Equipment

       Equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets which is generally three to five years. Leasehold improvements are amortized over the term of the lease. Maintenance and repairs are expensed as incurred.

       Software Development Costs

       Software development costs are capitalized upon the establishment of technological feasibility, which we define as establishment of a working model which is typically the beta version of the software. Capitalized software development costs require a continuing assessment of their recoverability. This assessment requires considerable judgment by us with respect to various factors, including, but not limited to, anticipated future gross product revenues, estimated economic lives and changes in software and hardware technology. We capitalized software development costs of $1.2 million, $3.1 million and $4.8 million in 1997, 1998 and 1999, respectively. Amortization of capitalized software development costs was $388,000, $713,000 and $704,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Amortization is based upon the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally five years.

       Acquired Software

       In March 1999, the Company paid $6.0 million in cash to license the source code of a chart tracking software product. The amount was recorded in the balance sheet as acquired software and will be amortized over a period of five years, commencing December 1999.

       Intangibles

       Intangibles include goodwill, which represents the amount of purchase price in excess of the fair value of the tangible net assets, acquired software and other identifiable intangible assets purchased in acquisitions completed by us. Capitalized amounts are amortized on a straight-line basis over a period of five to ten years. Goodwill is evaluated quarterly for impairment and written down to net realizable value if necessary. Intangible assets also include acquired customer lists, tradenames and assembled work forces which are amortized on a straight-line basis over a period of five to ten years. During the quarter ended March 31, 1999, we recorded a $10.6 million charge for the write-down of certain intangible assets. The intangible assets were associated with the Business Office Division, primarily related to the acquisitions of Synergy in 1997, and InterLink, Velox and American Hospital Directory in 1998. In accordance with SFAS No. 121, "Impairment of Long-Lived Assets", projected cash flows from these product lines were not sufficient to cover future amortization of the intangible assets and therefore were written-down during the quarter ended March 31, 1999.

       Intangible assets include the following (in thousands):

                                                    DECEMBER 31,
                                              ---------------------
                                                 1998         1999
                                                 ----         ----
Customer lists ...........................    $ 20,951     $ 20,951
Goodwill .................................      34,865       34,008
Work force and trade names ...............       2,341        2,341
                                              --------     --------
                                                58,157       57,300
       Less: Accumulated amortization ....      (8,001)     (15,032)
                                              --------     --------
                                              $ 50,156     $ 42,268
                                              ========     ========


       Non-Marketable Investments

       In July 1997, we acquired an 11 percent equity interest in VantageMed Corporation ("VantageMed"), a company that develops and sells software to physician groups. We paid $1,200,000 for our equity interest in VantageMed which is accounted for on the cost method. In addition, we provided VantageMed a revolving line of credit in the amount of $500,000. The line of credit had a stated interest rate of 8% per annum. During 1998, VantageMed borrowed $500,000 against the line of credit. In January 1999, the $500,000 balance outstanding under the line of credit was converted to an additional equity interest. During the first quarter of 1999, we also acquired an additional $3.0 million equity interest in VantageMed in exchange for cash. As of December 31, 1999, we own 12.1% of the capital stock of VantageMed. The investment in VantageMed is accounted for on the cost method. Subsequent to December 31, 1999, VantageMed registered shares of common stock in an initial public offering. Following the initial public offering, we owned 6.9% of the capital stock of VantageMed. We will begin accounting for our investment in VantageMed as a marketable equity security beginning February 2000.

       Fair Value of Financial Instruments

       The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values. The fair value of our Convertible Subordinated Debentures at December 31, 1998 and 1999 were $97.8 million and $55.2 million, respectively.

       Revenue Recognition

       The Company licenses a variety of products and provides a variety of services. License revenue includes license, installation, consulting and post-contract customer support fees, third-party hardware sales and other revenues related to licensing of the Company's software products. Service revenue consists of business office and health information management outsourcing, cash flow management, compliance and consulting services.

       The license product suite is comprised of enterprise-wide systems, business office solutions, and medical records office solutions. Products can be licensed individually or as a suite of interrelated products. Products are licensed either under term arrangements (which range from one year to three years and typically include monthly or annual payments over the term of the arrangement) or on a perpetual basis. Revenues from enterprise-wide systems are recognized based upon percentage of completion. Term licenses for business office solutions and medical records office solutions are recognized monthly or annually over the term of the license arrangement, beginning at the date of installation. Revenues from perpetual licenses of business office solutions and medical records office solutions are recognized upon shipment of the software if there is persuasive evidence of an agreement, collection of the resulting receivable is probable and the fee is fixed and determinable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

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

       The Company provides business office and health information management outsourcing, compliance, and consulting services to hospitals under contract service arrangements. Outsourcing revenues typically consist of fixed monthly fees plus, in the case of business office outsourcing, incentive-based payments that are based on a percentage of dollars recovered for the provider for which the service is being performed. The monthly fees are recognized as revenue on a monthly basis at the end of each month. Incentive fees based upon collection of accounts from payors are recognized upon payment by the payor to the customer. Incentive fees based upon acknowledgement from the customer are recognized upon such acknowledgement. These fees are recorded as unbilled revenue until the government agency pays the customer. Compliance and consulting revenues are recognized as the services are provided.

       Cost of license revenues consists primarily of salaries, benefits, hardware costs and allocated costs related to the installation process and customer support and royalties to third parties.

       Cost of service revenues consists primarily of salaries, benefits and allocated costs related to providing such services.

       Major Customers

       In the years ended December 31, 1997, 1998 and 1999, no single customer accounted for more than 10% of total revenue.

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

       Acquisition Costs

       During 1997, the Company completed two acquisitions which were accounted for as a pooling of interests. In connection with these acquisitions, the Company incurred $3.1 million in acquisition and related costs. During 1998, the Company incurred $10.3 million of acquisition costs associated with the acquisitions of Pyramid, Codemaster and Integrated Medical Networks, which were all accounted for on a pooling of interests basis. Acquisition costs were related to financial advisors hired by the Company and the acquired companies, legal and accounting fees. During 1999, the Company incurred $6.9 million of acquisition costs, of which $6.3 million was associated with the acquisition of Compucare, which was accounted for as a pooling of interests. The $6.3 million in costs related to the acquisition of Compucare were primarily for financial advisor fees of approximately $5.4 million incurred by the Company and Compucare and to a lesser extent, legal and accounting fees of approximately $900,000.

       Non-Recurring Charges

       During 1997, the Company incurred non-recurring charges of $4.7 million. In February 1997, the Company entered into an arrangement to provide EDI processing and management services to EDI USA, Inc. In connection with this claims processing arrangement, and the termination thereof in December 1997, the Company recorded a charge of $2.5 million. As a result of completed acquisitions accounted for on a pooling of interest basis during 1997 and prior to 1997, the Company recorded certain charges to write-off assets which were determined to have no future realizable value.

       During 1998, the Company recorded $4.2 million of non-recurring charges. These charges primarily consisted of $3.0 million of costs associated with the closing of a duplicative operating facility within the Company's business office outsourcing operations. Such costs included future rents due for its Howell, New Jersey office and lease obligations the Company is contractually obligated to fulfill relating to furniture and equipment which was determined not to have any future net realizable value. In addition, all of the employees, which approximated 50, were involuntarily terminated during the third quarter ended September 30, 1998 as part of the closing of this duplicative facility. The Company also closed another smaller office for which the Company accrued for future rent obligations during 1998.

       During 1999, the Company recorded $18.8 million of non-recurring charges. Those charges consisted of costs associated with the closing of several duplicative operating facilities primarily within the Company's Business Office Division and certain write-offs related to prior acquisitions. The charge included approximately $10.0 million related to severance payments to employees ranging from several weeks to two years in the case of certain management of Compucare. Such severance payments were paid to involuntarily terminated employees through August of 1999. In addition, the charge included $8.8 million for future rents and lease obligations the Company is obligated to fulfill as well as other incremental costs to wind-down the operations of the offices. Future rents and lease obligations are expected to be paid through July 2003. At December 31, 1999, there was $1.5 million accrued for future rents and lease obligations related to such facilities.

       The following table sets forth the Company's restructuring reserves and the activity against the reserves (in thousands):

                                                  ADDITIONS                              ADDITIONS
                                   BALANCE AT     CHARGED TO               BALANCE AT    CHARGED TO                 BALANCE AT
                                   DECEMBER 31,     COSTS                  DECEMBER 31,     COSTS                  DECEMBER 31,
DESCRIPTION                           1997       AND EXPENSES  PAYMENTS      1998        AND EXPENSES   PAYMENTS      1999
-----------                           ----       ------------  --------      ----        ------------   --------      ----
Personnel costs ..................      $--      $    820      $   (820)   $     --      $ 10,000       $(10,000)   $     --
Rents and lease obligations ......    1,334         1,260        (1,015)      1,579         3,282         (3,394)      1,467
Other incremental
    Operating costs ..............       --           940          (940)         --         5,470         (5,470)         --
                                   --------      --------      --------    --------      --------       --------    --------
   Total Restructuring Accrual ... $  1,334      $  3,020      $ (2,775)   $  1,579      $ 18,752       $(18,864)   $  1,467
                                   ========      ========      ========    ========      ========       ========    ========

       In-Process Research and Development

       In connection with the acquisition of 56.7% of the outstanding stock in Medicus in November 1997, the Company allocated $21.9 million related to in-process research and development ("IPR&D")(see Note 13). This amount was expensed as a non-recurring charge because the IPR&D projects identified had not yet reached technological feasibility and had no alternative future use.

       In connection with the acquisitions of Velox, Cabot Marsh, the remaining 43.3% interest in Medicus, and several other purchase business combinations, the Company allocated $14.5 million to IPR&D for the year ended December 31, 1998 (see Note 13). This amount was expensed as a non-recurring charge because the IPR&D projects identified had not yet reached technological feasibility and had no alternative future use. The following table depicts the allocations to IPR&D for the year ended December 31, (in thousands):

                             1998       1999
                             ----       ----
Med Data ..............    $    --    $ 1,722
Velox .................      1,500         --
Cabot Marsh ...........      4,200         --
Medicus (43.3%) .......      4,763         --
Other acquisitions ....      4,031         --
                           -------    -------
Total .................    $14,494    $ 1,722
                           =======    =======

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

       Revenues attributable to CDS were estimated to be $6.0 million in 1999 and $18.0 million in 2000. IPR&D revenue, as a percentage of total projected product revenue, is expected to peak in 2000 and decline thereafter as new product technologies are expected to be introduced by the company. Revenues attributable to PFS are estimated to be $7.2 million in 2000 and $9.8 million in 2001. IPR&D revenue, as a percentage of total projected product revenue, is expected to peak in 2000 and decline thereafter as new technologies were expected to be introduced by the Company. For both projects, operating expenses (expressed as a percentage of revenue) average 61% over the projection period. The costs to complete the CDS IPR&D efforts were expected to be $14,000 in 1998 and $1.2 million in 1999. The costs to complete the PFS IPR&D efforts were expected to be $6,000 in 1998 and $309,000 in 1999. For each of the projects, a risk-adjusted discount rate of 18% was utilized to discount projected cash flows.

       MED DATA. At the acquisition date, Med Data was conducting development, engineering, and testing activities associated with the MEDREC/Chart Completion Millennium product (Chart Completion). At the acquisition date, Med Data was approximately 68% complete with this product. The Company anticipated that Chart Completion would be completed in late 1999, after which the Company expected to begin generating economic benefits from the value of the completed IPR&D.

       Revenues attributable to Chart Completion were estimated to be $240,000 in 1999, increasing to $3.3 million in 2000 and peaking at $5.1 million in 2001 and declining thereafter as new product technologies were expected to be introduced by the company. Operating expenses (expressed as a percentage of revenue) average 58% over the projection period. The costs to complete the IPR&D were expected to be $236,000 in 1999. A risk-adjusted discount rate of 25% was utilized to discount projected cash flows.

       The SMARTLINK, RAMS, CDS, PFS and products have been completed and are available for general sale as of 12/31/99. Chart Completion is expected to be completed in the second quarter of 2000.

       Net Loss Per Share

       Basic net loss available to common stockholders per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss available to common stockholders per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants (using the treasury stock method) and convertible subordinated debentures (using the if converted method). Common equivalent shares are excluded from the dilutive computation only if their effect is anti-dilutive. As the Company recorded a net loss in each of three years in the period ended December 31, 1999, 1.2 million, 2.8 million and 834,000 common equivalent shares were not included in diluted weighted average common shares outstanding for the years ending December 31, 1997, 1998 and 1999, respectively.

       Comprehensive Income

       In 1997, Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income," which was adopted by the Company in the first quarter of 1998. The Company has integrated the presentation of comprehensive income (loss) with the consolidated statements of changes in stockholders' equity (deficit).

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

       Reclassifications

       Certain reclassifications have been made to the 1997 and 1998 consolidated financial statements to conform to the 1999 presentation.

       Recent Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In July 1999, the

Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 -- An amendment of FASB Statement No. 133." SFAS No. 137 defers the implementation of SFAS No. 133 by one year. This statement is not expected to have a material impact on the financial condition or results of the operations of the Company.

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company will adopt SAB 101 as required in the second quarter of 2000. Management is evaluating the effect that such adoption of SAB 101 will have on the financial position or results of the operations of the Company

3.     LINE OF CREDIT GUARANTEE

       In September 1998, the Company entered into an arrangement to guarantee a line of credit of another company for up to $12.5 million. Outstanding balances under the line of credit accrue interest at 8.5% and are due in October 2001. The Company is required to meet certain financial covenants in connection with the line of credit guarantee, with which the Company was not in compliance at December 31, 1999. See Note 19 for discussion. The Company has also entered into a reseller agreement with the same company. Under the terms of the reseller agreement, the Company has a non-exclusive license to resell the company's software. This reseller agreement remains in effect for an initial term of three years, expiring in September 2001, and thereafter is subject to renewal for additional one year terms.

4.     LINE OF CREDIT, NOTES PAYABLE AND DEBENTURES

       The Company's notes payable consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                        ----------------------
                                                          1998         1999
                                                          ----         ----
Note payable to stockholder of
Integrated Medical Networks, Inc., bearing
   interest at 7.875%, paid in full April, 1999 ....    $ 19,184          $--
Miscellaneous notes payable ........................         281           24
                                                        --------     --------
                                                          19,465           24
          Less:  Current portion ...................        (279)         (24)
                                                        --------     --------
                                                        $ 19,186          $--
                                                        ========     ========

       In April 1998, the Company completed an offering of $115 million principal amount of Convertible Subordinated Debentures (the "Debentures"), including the underwriters' over-allotment option. The Debentures are due May 1, 2005 and bear interest at 5.25% per annum. The Debentures are convertible into common stock at any time prior to the redemption or final maturity, initially at the conversion price of $33.25 per share (resulting in an initial conversion ratio of 30.075 shares per $1,000 principal amount). Net proceeds to the Company from the offering were $110.8 million.

       The Company was party to a $7.0 million revolving credit and security agreement with its bank. The Company paid interest at a rate of prime + 1.5% (or 9.25% at December 31, 1998, weighted average of 9.86% for 1998) on the outstanding borrowings. The Company had $2.5 million in borrowings at December 31, 1998. The line of credit was repaid and terminated by the Company in March 1999.

       During the year ended December 31, 1998, the Company opened $1.0 million of stand-by letters of credit under a bank financing agreement. During the year ended December 31, 1999, the Company paid a 1% annual fee to renew the stand-by letters of credit and secured all of the stand-by letters of credit with a $1.0 million certificate of deposit, recorded in the balance sheet at December 31, 1999 as restricted cash. As of December 31, 1999, none of the letters of credit were drawn upon.

5.     CAPITAL AND OPERATING LEASE OBLIGATIONS

       The Company leases its headquarters and certain other facilities under operating leases and a portion of its equipment under capital lease arrangements. The minimum future lease payments required under the Company's capital and operating leases at December 31, 1999 are as follows (in thousands):

                                                        CAPITAL     OPERATING
                                                         LEASES       LEASES
                                                         ------       ------
2000 ...............................................    $   406     $ 8,245
2001 ...............................................        184       6,503
2002 ...............................................        166       4,250
2003 ...............................................         48       3,123
2004 ...............................................         --       2,347
Thereafter .........................................         --       6,059
                                                        -------     -------
     Total minimum payments ........................        804     $30,527
                                                                    =======
Interest on capital lease obligations at a
     rate of 8.5% ..................................       (160)
                                                         -------
Net minimum principal payments .....................        644
Current maturities .................................       (437)
                                                         -------
                                                         $   207
                                                         -------

       Rental expense was approximately $5.1 million, $5.1 million and $7.7 million for the years ended December 31, 1997, 1998, and 1999, respectively. At December 31, 1998 and 1999, the gross book value of equipment leased under noncancelable capital leases totaled $1.4 million. As of December 31, 1998 and 1999, related accumulated depreciation totaled $699,000 and $1.1 million, respectively.

6.     WARRANTS

       In December 1995, the Company issued a warrant to KTU, an affiliate of the Company's Chief Executive Officer, to purchase up to 134,574 shares of common stock at an exercise price of $3.75 per share. In June 1996, the Company's Chief Executive Officer transferred the warrant to Trigon Resources Corporation, a corporation owned by him and his children.

       In September 1995 and June 1996, the Company issued warrants to its Chief Executive Officer to purchase up to 355,600 shares of common stock at $3.75 per share. In connection with the warrant issued in June 1996, the Company recorded deferred compensation for $381,000, representing the intrinsic value of the warrant at the date of issuance which would be amortized over the vesting period. The Company recorded compensation expense of $336,000 for the year ended December 31, 1997 as a result of the vesting of the warrants. The warrants were exercised in full during 1999.

       In connection with a 1996 bridge loan agreement, the Company issued warrants to purchase an aggregate of 957,376 shares of common stock at a purchase price of $3.75 per share. The warrants were partially exercised into 240,960 and 430,705 shares of common stock during 1997 and 1998, respectively. The remaining warrants expire on January 31, 2001. The value of the warrants at the date of issuance was nominal; therefore, no value had been assigned to the warrants for accounting purposes.

       In connection with a line of credit arrangement the Company entered into during 1996, which has since expired, the Company issued a warrant to purchase common stock. The warrant was exercised into 7,663 shares of common stock during 1998.

       In connection with the acquisition of the minority interest in Medicus in May 1998, a former officer and director of Medicus exercised a warrant to purchase 67,503 shares of common stock of the Company. In addition, Medicus issued a warrant to purchase 100,000 shares of common stock to an unaffiliated entity at $7.80 per share. In connection with the acquisition of the remaining 43.3% minority interest in Medicus in May 1998, the warrant was exercised for 100,000 shares of common stock of the Company. The value of the warrants at the date of issuance was nominal; therefore, no value had been assigned to the warrants for accounting purposes.

       In connection with the Compucare acquisition in March 1999, the Company assumed warrants to purchase 71,751 shares of common stock at exercise prices ranging from $0.15 to $233.09 per share and expiring at various dates through 2006.

       In connection with an acquisition in June 1999, the Company assumed warrants to purchase 6,424 shares of common stock at an exercise price of $0.03 per share, expiring in March 2008. The warrants were partially exercised for 5,396 shares of common stock during the third quarter of 1999.

7.     CONVERTIBLE PREFERRED STOCK

       In March 1999, the Company acquired Compucare in a business combination accounted for as a pooling of interests. During 1997 and 1998 Compucare issued preferred stock, some of which gave rise to dividend accretions in 1997 and 1998, as reflected in the accompanying consolidated statements of operations. The 1997 preferred issuance consisted of an exchange of preferred shares with a value of approximately $15.1 million for debt and associated accrued interest with a book value of approximately $11.8 million, resulting in a charge of approximately $3.3 million to interest expense in the 1997 consolidated statement of operations. Compucare's preferred stock issuances have been presented as common stock issuances for all periods in the accompanying consolidated statement of changes in stockholder's equity (deficit).

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

       In connection with the acquisition of Rothenberg Health Systems, Inc. by Resource Health Partners, L.P. ("RHP") in November 1995 (see Note 13), RHP granted Class C limited partnership units in RHP to certain officers and employees of Rothenberg Health Systems, Inc. These units, which were valued at $440,000, vest over a period of seven years. The related agreements also contain provisions for accelerated vesting should there be a sale of all or substantially all of the assets of Rothenberg Health Systems, Inc. With respect to shares granted to employees who were not shareholders of Rothenberg Health Systems, Inc. at the date of the acquisition, the Company recorded deferred compensation expense as a component of stockholders' equity, which was being amortized ratably over the seven year vesting period. In connection with the acquisition of Rothenberg Health Systems, Inc., the Company amortized the remaining deferred compensation during 1997.

       In October 1997, the Company completed a follow-on offering of 3,300,000 shares of common stock, of which 2,972,198 shares were offered by the Company and 327,802 shares were offered by selling stockholders. In addition, the underwriters exercised an over-allotment option to purchase an additional 495,000 shares. Total proceeds to the Company were $57.3 million net of offering costs and the underwriters' discount of $4.1 million.

       In November 1998, the Company issued 237,000 shares of restricted common stock with a fair market value of $16.625 per share to certain officers of the Company. In connection with the common stock issuance, the Company recorded deferred compensation for $3.9 million, representing the intrinsic value of the restricted common stock at the date of issuance which will be amortized over the vesting period of five years. During the fourth quarter of 1999, 35,000 shares of restricted stock were canceled. Compensation expense recognized during the year ended December 31, 1999 related to the restricted stock was $839,000.

       In 1998, the Board of Directors and Stockholders of the Company approved an increase to the authorized shares of common stock from 20,000,000 to 50,000,000.


9.     STOCK OPTION AND PURCHASE PLANS

       Stock Option Plans

       1996 Option Plan

       Under the Company's 1994 Stock Option Plan and its successor plan, the 1996 Stock Incentive Plan, which became effective in October 1996 (collectively, the "Option Plan"), the Board of Directors may grant incentive and nonqualified stock options to employees, directors and consultants. The exercise price per share for an incentive stock option cannot be less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value on the date of grant. Option grants under the Option Plan generally expire ten years from the date of grant and generally vest over a four-year period. Options granted under the Option Plan are exercisable subject to the vesting schedule. As of December 31, 1999, a total of 3,385,041 shares of common stock have been authorized by the Company's stockholders for grant under the Option Plan.



       1997 Stock Option Plan

       In 1997, Pyramid, a company acquired in a pooling transaction, adopted the 1997 Stock Option Plan ("1997 Plan") whereby options could be granted to employees, directors and consultants. The 1997 Plan was administered by the Board of Directors or a committee thereof. The 1997 Plan provided for the issuance of incentive stock options to employees and nonqualified stock options to employees and consultants. Under the 1997 Plan, the exercise price of all incentive stock options granted to employees who would be 10% shareholders in the Company could not be less than 110% of the fair market value of the shares on the grant date. If granted to any other employee, the exercise price of the incentive stock options could not be less than the fair market value of the shares on the grant date. The exercise price for nonqualified stock options to a person who was a 10% shareholder of the Company could not be less than 110% of the fair market value of the stock on the date of grant. The exercise price for nonqualified stock options to any other person could not be less than 85% of the fair market value of the shares on the date of grant. The options generally expire ten years from the date of grant. In general, the outstanding options vest 20% at the first anniversary of the date of grant and 1.67% each month thereafter. In 1998, options outstanding under the 1997 Plan were merged into the Company's Option Plan.

       1999 Stock Option Plan

       In March 1999, the Company adopted the 1999 Stock Option Plan ("1999 Plan") whereby options may be granted to employees, directors and consultants. The 1999 Plan is administered by the Board of Directors or a committee thereof. The 1999 Plan provides for the issuance of nonqualified stock options to employees and consultants. A total of 2,000,000 shares have been reserved for issuance under the 1999 Plan. The 1999 Plan expires on March 21, 2009, unless terminated earlier by the Board of Directors. The exercise price of all incentive stock options granted under the 1999 Plan must not be less than 100% of the fair market value of the shares on the grant date. Option grants under the 1999 Plan generally expire ten years from the date of grant, generally vest over a four-year period and are exercisable subject to the vesting schedule. As of December 31, 1999, 149,200 shares remain available for grant under the 1999 Plan.

       The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Under this principle, the Company recognized compensation expense of $268,000 during the year ended December 31, 1999, primarily related to the acceleration of vesting terms for certain outstanding stock options.

       SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal year 1995. In accordance with SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. Under SFAS 123, the Company's Employee Stock Purchase Plan would be compensatory due to a look-back feature, and $492,000 of compensation would have been recognized in fiscal year 1999.

       Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for the awards calculated in accordance with the method prescribed by SFAS No. 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                         1997            1998           1999
                                                                      ----------     ----------     ----------
Net loss available to common stockholders .....        As reported    $  (37,985)    $  (21,376)    $  (12,330)
                                                       Pro forma      $  (39,207)    $  (32,754)    $  (18,652)
Basic and diluted net loss per share ..........        As reported    $    (2.34)    $    (0.91)    $    (0.49)
                                                       Pro forma      $    (2.41)    $    (1.40)    $    (0.75)

       The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 1997, 1998 and 1999:

                                                            1997               1998           1999
                                                       --------------        ----------    ----------
            Expected dividend yield..............            0.0%             0.0%          0.0%
            Expected stock price volatility......           73.0%            77.5%         91.7%
            Risk-free interest rate..............      5.50%-5.54%            4.74%         6.49%
            Expected life of options.............            4.5 years        6.8 years      5.0 years

       The weighted average fair value of options granted during 1997, 1998, and 1999 was $9.22, $15.98 and $5.17 per share, respectively. Option activity under the option plans is as follows:

                                   OPTIONS OUTSTANDING
                                   ---------------------
                                                WEIGHTED
                                                 AVERAGE
                                   NUMBER OF    EXERCISE
                                    SHARES       PRICE
                                    ------       -----
                                   (IN THOUSANDS, EXCEPT
                                     PER SHARE AMOUNTS)
Balance, December 31, 1996 ....       903     $    9.88
    Granted ...................     1,980         11.56
    Exercised .................      (115)         3.87
    Canceled ..................      (365)        11.22
                                   ------        ------
Balance, December 31, 1997 ....     2,403          9.98
                                   ------        ------
    Granted ...................     1,621         20.41
    Exercised .................      (370)        11.67
    Canceled ..................      (173)        13.57
                                   ------        ------
Balance, December 31, 1998 ....     3,481         15.35
                                   ------        ------
    Granted ...................     2,542          8.07
    Exercised .................      (259)         6.14
    Canceled ..................      (713)        10.32
                                   ------        ------
Balance, December 31, 1999 ....     5,051     $   12.43
                                   ======        ======

       The following table summarizes information about stock options outstanding at December 31, 1999:

                                 OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                     -----------------------------------------  ------------------------
                       NUMBER          WEIGHTED       WEIGHTED    NUMBER       WEIGHTED
                     OUTSTANDING       AVERAGE         AVERAGE  EXERCISABLE    AVERAGE
RANGE OF               AS OF          REMAINING       EXERCISE     AS OF       EXERCISE
EXERCISE PRICES       12/31/99     CONTRACTUAL LIFE     PRICE     12/31/99       PRICE
---------------       --------     ----------------     -----    ---------       -----
$ 0.11- $ 5.71         363,925          6.85           $ 4.59     349,853       $  4.72
$ 7.38- $ 9.13       2,837,157          5.82             8.20     423,567          8.64
$ 9.63- $11.50         471,086          6.02            10.84     311,803         10.94
$12.00- $16.63         219,482          4.25            13.92     124,481         14.88
$16.84- $21.34         157,414          6.25            18.58     148,431         18.55
$22.38- $25.81         663,846          7.30            22.99     338,609         23.02
$26.26- $27.97         181,408          7.91            27.75      86,825         27.67
$33.37- $39.16         157,128          7.94            38.89      75,878         38.61
                     ---------          ----           ------   ---------       -------
$ 0.11- $39.16       5,051,446          6.12           $12.43   1,859,447       $ 14.23
                     =========          ====           ======   =========       =======

       Employee Stock Purchase Plan

       The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors in June 1996. A total of 200,000 shares of common stock has been reserved for issuance under the Purchase Plan. The Purchase Plan enables eligible employees to designate up to 10% of their compensation for the purchase of stock. The purchase price is 85% of the lower of the fair market value of the Company's common stock on the first day or the last day of each six-month purchase period. No compensation expense is recorded in connection with the plan. The Company issued 13,580, 37,310 and 90,927 shares of common stock under the Purchase Plan during the years ended December 31, 1997, 1998 and 1999, for an aggregate purchase price of $135,000, $467,000, and $1,040,000, respectively. The Purchase Plan terminated in January 2000.

10.    RELATED PARTY TRANSACTIONS

       The Company, through the acquisition of Rothenberg Health Systems, Inc., assumed a long-term agreement, expiring in 2010, to provide management services to Physical Therapy Provider Network, Inc. ("PTPN"), an affiliated entity. Under the terms of the agreement, the Company provided PTPN with management services, employees and facilities and incurred other operating costs on behalf of PTPN. All employee, facility and other operating costs were directly reimbursed by PTPN. The Company also received a 50% share of PTPN's net income before taxes, which is shown in other income (expense) in the consolidated statement of operations. Direct costs incurred by the Company and reimbursed by PTPN were $965,000, $988,000, and $1.1 million for the years ended December 31, 1997, 1998 and 1999, respectively.

11.    EMPLOYEE BENEFIT PLAN

       The Company maintains a 401(k) Savings Plan (the "Plan"). All eligible employees can participate in the Plan. Under the terms of the Plan, employees may elect to contribute up to 15% of their pre-tax compensation to the Plan. Employee contributions are 100% vested at all times. The Company may make discretionary contributions to the Plan, which vest annually over a four-year vesting period. Discretionary contributions of $72,000, $194,000 and $924,000 were made by the Company for the years ended December 31, 1997, 1998 and 1999, respectively.

       In connection with the acquisition of Compucare in March 1999, the Company assumed Compucare's 401(k) Savings Plan (the "Compucare Plan") which covers substantially all employees of Compucare. Pursuant to the Compucare Plan, participants may contribute up to 15% of their annual compensation, which is generally matched at a rate of 50% of the first 4% of employee contributions. Participants are immediately vested in their voluntary contributions plus earnings thereon and vest ratably over three years in employer contributions. Included in general and administrative expenses are matching contributions totaling $264,000, $261,000 and $193,000 for the years ended December 31, 1997, 1998 and 1999, respectively. The Compucare Plan was transitioned into the Company's Plan during 1999.

       In connection with the acquisition of Rothenberg Health Systems, Inc. in December 1997, the Company assumed Rothenberg's 401(k) Savings Plan (the "Rothenberg Plan"). Pursuant to the Rothenberg Plan, employees could elect to defer up to 10% of their pre-tax compensation to the Rothenberg Plan. The Company could make matching contributions up to 25% of the employees' contribution. For the year ended December 31, 1997, the Company made matching contributions of $72,000. Employees vested in company contributions based on their years of service. Partial vesting began after two years of continuous employment. Contributions fully vested after six years of continuous service. In addition, the Company, at its discretion, contributed amounts to a profit sharing pool. These amounts were allocated to the accounts of eligible employees principally based on the proportion of each eligible employee's compensation to the total compensation of all eligible employees. The contribution was determined annually by the Board of Directors of Rothenberg based on the company's performance and profitability. The Company accrued contributions to the profit sharing pool of $126,000 for the year ended December 31, 1997. Twenty percent of the amount allocated to an employee for a given year vested immediately if the employee had two years of service with the Company or, if the employee did not have two years of service, after two years of service with the Company. The remaining amount allocated vested at a rate of 20% for each additional year so that the Company's contributions would have been fully vested four years after the date of vesting of the first 20%. Notwithstanding the foregoing, the Company's contributions immediately vested when the employee reached age 65 or upon the death or permanent disability of the employee while employed. The Company transitioned the Rothenberg Plan into the Company's Plan during 1998.

       As a result of the acquisition of 56.7% of Medicus Systems Corporation in November 1997, the Company assumed Medicus' 401(k) Savings Plan (the "Medicus Plan"). The Medicus Plan has substantially the same terms and conditions as the Company's Plan. The Medicus Plan was transitioned into the Company's Plan during 1998.

12.    ACQUISITIONS

       In April 1997, the Company acquired Healthcare Recovery, Inc., a successor in interest to the Synergy Companies doing business as Synergy HMC. The aggregate purchase price was $3.4 million, consisting of $1.4 million in cash and 181,855 shares of common stock (the aggregate fair market value of which was $2.0 million). The Company also repaid $1.7 million in indebtedness of Synergy HMC. The acquisition was accounted for as a purchase. In connection with the acquisition, the Company recorded $4.9 million of intangibles, which primarily included customer lists that are being amortized ratably over a seven year period.

       In September 1997, the Company completed the acquisition of Healthcare Revenue Management, Inc. ("HRM") for consideration consisting of 112,706 shares of common stock (the aggregate fair market value of which was $2.3 million) and $200,000 in cash. The acquisition was accounted for as a purchase. Additionally, an intangible asset for customer lists was recorded in the amount of $3.1 million and will be amortized ratably over a ten year period.

       In December 1997, the Company acquired all of the outstanding capital stock of Fleming SoftLink Systems, Inc. ("SoftLink") in exchange for 110,857 shares of common stock. The acquisition was accounted for as a pooling of interests. Upon closing of acquisition, the assets and liabilities of SoftLink were recorded at net book value and consisted primarily of accounts receivable, accrued liabilities and, to a lesser extent, deferred revenue. The accompanying consolidated financial statements have been restated to reflect the acquisition of SoftLink as a pooling of interests.

       In December 1997, the Company acquired all of the assets and assumed all of the liabilities of RHP, and acquired and merged with its two wholly owned subsidiaries Resource Holdings, Ltd. ("RHL") and FRA Acquisitions Inc. ("FRA") (collectively doing business as "Rothenberg Health Systems, Inc."). The mergers were completed pursuant to an Acquisition Agreement and Plan of Merger (the "Acquisition Agreement"). The Company issued 1,588,701 shares of its common stock in exchange for all of the capital stock of RHL and FRA. The acquisitions were accounted for as poolings of interests. Upon closing of the acquisitions, the assets and liabilities of Rothenberg Health Systems, Inc. were recorded at net book value and consisted primarily of cash, accounts receivable and accrued liabilities. The accompanying consolidated financial statements have been restated to reflect the acquisition of RHL and FRA as poolings of interests.

       In November 1997, the Company acquired 3,111,105 shares of common stock of Medicus Systems Corporation ("Medicus"), or 56.7% of the then issued and outstanding shares of Medicus common stock, from certain selling stockholders. Pursuant to individual stock purchase agreements (the "Stock Purchase Agreements"), the Company agreed to pay the selling stockholders $7.50 per share resulting in a total purchase price of approximately $26.3 million. The purchase price was comprised of a cash payment of $21.7 million, the issuance of a note payable for approximately $1.6 million to one selling stockholder, which was due and repaid by the Company in January 1998, warrants to purchase an aggregate of 972,220 shares of QuadraMed common stock at $24 per share, valued at $700,000, and transaction costs of $2.3 million. In connection with the acquisition, which was accounted for as a purchase, the Company allocated the purchase price based upon the estimated fair value of the Company's proportionate share of the assets acquired and liabilities assumed. Intangible assets acquired aggregated to $30.2 million, of which $1.7 million, $6.7 million and $21.8 million were assigned to acquired software, acquired intangible assets and acquired research and development in-process, respectively. Because there was no assurance that the Company would be able to successfully complete the development and integration of the acquired research and development in-process or that it had alternative future use at the acquisition date, the acquired research and development in-process was charged to expense by the Company in the year ended December 31, 1997. The Company's proportionate share of net tangible liabilities assumed in the acquisition totaled approximately $12.8 million.

       In May 1998, the Company completed its acquisition of Medicus by purchasing the remaining 43.3% interest in Medicus. The Company allocated the remaining 43.3% purchase price based on the estimated fair value of the assets and liabilities assumed. Approximately $4.8 million of the total intangibles was assigned to acquired in-process research and development and charged to expense by the Company in the year ended December 31, 1998. The remaining intangible balance will be amortized over a seven year period.

       In January 1998, the Company acquired entities affiliated with InterLink Corporation for 65,224 shares of the Company's common stock, the aggregate fair market value of which was $1.5 million, and approximately $1.7 million in cash and the extinguishment of notes receivable of $250,000. In connection with this acquisition, which was accounted for as a purchase, the Company allocated the purchase price based upon the estimated fair value of the acquired assets and liabilities assumed. Approximately $1.3 million of the total intangibles was assigned to acquired in-process research and development and charged to expense by the Company in the year ended December 31, 1998. The remaining intangible asset will be amortized over a ten year period.

       In February 1998, the Company acquired Cabot Marsh Corporation ("Cabot Marsh") for 382,767 shares of the Company's common stock, the fair market value of which was approximately $8.4 million, and approximately $2.8 million in cash. In connection with this acquisition, which was accounted for as a purchase, the Company allocated the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed. Approximately $4.2 million of total intangibles was assigned to acquired in-process research and development and charged to expense by the Company in the year ended December 31, 1998. The remaining intangible balance will be amortized over a ten year period.

       In March 1998, the Company acquired Velox Systems Corporation ("Velox") for 40,562 shares of the Company's common stock, the market value of which was approximately $1.4 million, and approximately $3.1 million in cash. In connection with this acquisition, which was accounted for as a purchase, the Company allocated the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed. Approximately $1.5 million of the total intangibles was assigned to acquired in-process research and development and charged to expense by the Company in the year ended December 31, 1998. The remaining intangible balance is amortized over a seven year period.

       In June 1998, the Company acquired all of the outstanding capital stock of Pyramid Health Group, Inc. ("Pyramid") in exchange for 2,740,000 shares of common stock. The acquisition was accounted for as a pooling of interests. Upon closing of acquisition, the assets and liabilities of Pyramid were recorded at net book value and consisted primarily of accounts receivable, fixed assets, accounts payable and accrued liabilities. The accompanying consolidated financial statements have been restated to reflect the acquisition of Pyramid on a pooling of interests basis.

       In September 1998, the Company acquired all the outstanding capital stock of Integrated Medical Networks, Inc. ("IMN") in exchange for 1,550,000 shares of common stock. The acquisition was accounted for as a pooling of interests. Upon closing of the acquisition, the assets and liabilities of IMN were recorded at book value and consisted primarily of accounts receivable, fixed assets, accounts payable, accrued liabilities, and notes payable. The accompanying consolidated financial statements have been restated to reflect the acquisition of IMN on a pooling of interests basis.

       In 1998, the Company acquired all of the outstanding capital stock of another healthcare company, in exchange for 507,000 shares of common stock of the Company. The acquisition was accounted for as a pooling of interests, however the operations of the acquired company were not material to the Company, therefore the Company did not restate the consolidated financial statements.

       In March 1999, the Company completed the acquisition of the Compucare Company ("Compucare") by acquiring all the outstanding capital stock of Compucare in exchange for 2,957,000 shares of common stock. The acquisition was accounted for as a pooling of interests. Upon closing of the acquisition, the assets and liabilities of Compucare were recorded at net book value and consisted primarily of accounts receivable, fixed assets, accounts payable, accrued liabilities, and deferred revenue. The accompanying consolidated financial statements have been restated to reflect the acquisition of Compucare on a pooling of interests basis.

       In July 1999, the Company acquired Med Data Systems, Inc. ("Med Data") for $5 million in cash. In connection with this acquisition, which was accounted for as a purchase, the Company allocated the purchase price based upon the estimated fair value of the assets and liabilities assumed. Approximately $1.7 million of the total intangible was assigned to in-process research and development and charged to expense by the Company in the year ended December 31, 1999. The remaining intangible balance will be amortized over a seven-year period.

       A reconciliation of the current consolidated statement of operations with previously reported separate Company information for entities with which the Company has pooled is presented below:

                                   1997          1998          1999
                                   ----          ----          ----
Revenues:
QuadraMed ..................    $  35,678     $  90,296     $ 230,305
Rothenberg and Softlink ....       12,483            --            --
Pyramid and IMN ............       54,699        77,157            --
Compucare ..................       37,940        43,167         9,280
                                ---------     ---------     ---------
  Consolidated .............    $ 140,800     $ 210,620     $ 239,585
                                =========     =========     =========

Net loss:

QuadraMed ..................    $ (22,602)    $ (17,196)    $ (12,044)
Rothenberg and Softlink ....       (4,437)           --            --
Pyramid and IMN ............       (8,304)       (3,078)           --
Compucare ..................       (2,642)       (1,102)         (286)
                                ---------     ---------     ---------
  Consolidated .............    $ (37,985)    $ (21,376)    $ (12,330)
                                =========     =========     =========






       The unaudited pro forma results of operations of the Company, Synergy HMC, HRM and Medicus for the year ended December 31, 1997 are as follows (in thousands):

                                             PRO FORMA
                                              COMBINED
                                              --------
Revenues ................................    $ 160,116
Net loss ................................    $ (23,782)
Basic and diluted net loss per share ....    $   (1.46)

       The unaudited pro forma results of operations of the Company, Cabot Marsh and Velox for the year ended December 31, 1998 are as follows (in thousands):

                                              PRO FORMA
                                              COMBINED
                                              --------
Revenues ................................    $ 212,374
Net loss ................................    $ (13,020)
Basic and diluted net loss per share ....    $   (0.56)

       Pro forma results have not been presented for the MedData acquisition, as MedData's results of operations were not significant in relation to the company's consolidated results of operations.

       Results of operations for all acquired companies which have been accounted for using purchase price accounting have been included for the periods subsequent to the closing date of each transaction.

13.    DISCONTINUED OPERATIONS

       In March 1997, Pyramid spun-off a subsidiary to its stockholders by distributing all of the subsidiary's capital stock in the form of a one-for-one stock dividend. To reflect this distribution, the $3.7 million fair value of the net assets of the subsidiary was charged against the Company's accumulated deficit and has been reflected in the accompanying consolidated statement of changes in stockholders' equity (deficit).

       In November 1996, Compucare, consummated the sale of Antrim Corporation ("Antrim"), a wholly-owned subsidiary of the Company. In December 1996, the Company announced it was evaluating a plan to "spin-off" or sell the operations of Health Systems Integration, Inc. ("HSII"), a wholly-owned subsidiary of the Company. The Company completed transactions related to the sale of HSII's intellectual property and the majority of its customer base in December 1997.

       The results of operations for the three year period ended December 31, 1999 presents HSII and Antrim as discontinued operations, and only the healthcare provider focused operations of the Company are reflected as continuing operations. The assets and liabilities relating to the discontinued operations have been segregated on each of the aforementioned balance sheets.

       Condensed and summarized balance sheet and statement of operations data for the discontinued operations of Antrim and HSII is summarized as follows:

                                                           DECEMBER 31,
                                                     -----------------------
                                                      1998          1999
                                                      ----          ----
Assets:
    Current assets:
    Cash and cash equivalents .................    $       --    $       --
    Accounts receivable .......................            --            --
    Other current assets ......................       206,000       205,000
                                                   ----------    ----------
Total current assets ..........................       206,000       205,000

Property and equipment, net ...................            --            --
Other and intangible assets, net ..............            --            --
                                                   ----------    ----------
Total assets ..................................       206,000       205,000
                                                   ==========    ==========

Liabilities:
    Current liabilities .......................     7,363,000     3,590,000
    Non-current liabilities ...................     2,000,000     2,000,000
                                                   ----------    ----------
Total liabilities .............................     9,363,000     5,590,000
                                                   ----------    ----------
Net liabilities of discontinued operations ....    $9,157,000    $5,385,000
                                                   ==========    ==========


                                                     YEAR ENDED DECEMBER 31,
                                                   -----------------------------
                                                       1997             1998
                                                       ----             ----
Revenues ......................................    $ 22,726,000     $  3,107,000
Costs and expenses ............................      24,548,000        5,106,000
                                                   ------------     ------------
Loss from discontinued operations before
     income taxes .............................      (1,822,000)      (1,999,000)
Provision for income taxes ....................              --               --
                                                   ------------     ------------
Loss from discontinued operations .............    $ (1,822,000)    $ (1,999,000)
                                                   ============     ============

       No revenues or expenses from discontinued operations were recognized during the year ended December 31, 1999.

14.    CONTINGENCIES

       In 1996 and 1997, Pyramid settled certain litigation related to copying charges in various states. Pyramid is currently, and may be in the future, a party to pricing-related litigation in other states. Pyramid has estimated its exposure for such litigation, and has accrued such costs at December 31, 1998 and 1999, respectively.

       Compucare is involved in legal and administrative proceedings and claims of various types. While any litigation contains an element of uncertainty, management presently believes that the outcome of such proceedings or claims which are pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company.

       In 1999, the Company settled litigation relating to a legal action against Compucare by the Sunquest Corporation in July 1998. Sunquest purchased the stock of Antrim from Compucare in November, 1996. The action alleged that Compucare breached certain representations and warranties, and misrepresented and or failed to disclose certain material facts in the course of negotiating the transaction. As of December 31, 1998 and 1999, the settlement was accrued for in the net liabilities of discontinued operations in the accompanying consolidated balance sheets.

       From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of December 31, 1999, the Company was not a party to any legal proceedings which, if decided adversely to the Company, would, individually or in the aggregate, have a material adverse effect on the Company's business, financial condition or results of operations.

15.    INCOME TAXES

       The Company has accounted for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109") since its inception. SFAS No. 109 provides for an asset and liability approach to accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable. The Company incurred net operating losses in each year through December 31, 1997.

       The components of the net deferred tax asset are as follows (in thousands):

                                                                           YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------
                                                                       1997         1998         1999
                                                                       ----         ----         ----
Deferred tax assets:
    Research and development credits ............................    $    818     $  1,182     $  1,182
    Net operating loss carryforwards ............................       6,326       11,639       15,740
    Accruals and reserves .......................................       7,222        6,736        5,361
    Writeoff of acquired research and development in process ....       2,452        2,207        1,976
                                                                     --------     --------     --------
                                                                       16,818       21,764       24,259
                                                                     --------     --------     --------
Deferred tax liabilities:
    Depreciation ................................................         554          553        1,142
    Intangible assets ...........................................         798          849          452
                                                                     --------     --------     --------
                                                                        1,352        1,402        1,594
                                                                     --------     --------     --------
Net deferred tax asset before allowance .........................      15,466       20,362       22,665
Valuation allowance .............................................     (15,466)     (20,362)     (22,665)
                                                                     --------     --------     --------

    Net deferred tax asset ......................................    $     --     $     --     $     --
                                                                     ========     ========     ========

       The significant components of the provision for income taxes are as follows (in thousands):

                                                      1997         1998         1999
                                                      ----         ----         ----
Current:
     Federal ...................................    $    970     $  3,674     $    800
     State .....................................         166          629          717
                                                    --------     --------     --------
     Total current .............................       1,136        4,303        1,517
Deferred:
      Federal ..................................     (10,688)      (4,162)      (1,958)
      State ....................................      (1,886)        (734)        (345)
                                                    --------     --------     --------
      Total deferred ...........................     (12,574)      (4,896)      (2,303)
      Change in valuation allowance, net of
      the effect of acquisitions ...............      12,574        4,896        2,303
                                                    --------     --------     --------
                                                    $  1,136     $  4,303     $  1,517
                                                    ========     ========     ========

       Reconciliation of the provision for income taxes computed at the statutory rate to the effective tax rate is as follows:

                                       1997        1998        1999
                                       ----        ----        ----
Federal income tax rate ..........       (34)%       (34)%       (34)%
Change in valuation allowance ....        33          38          21
Acquisition costs ................         3          27          24
Other taxes and credits ..........         1           2           3
                                      ------      ------      ------
                                           3%         33%         14%
                                      ======      ======      ======

       A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset including the Company's history of losses.

       As of December 31, 1999, the Company had net operating loss carryforwards for Federal and state income tax reporting purposes of approximately $41.5 million and $27.0 million, respectively. These carryforwards expire in various periods from 2010 to 2018. In addition, the Company had general business credit carryforwards for federal income tax purposes of approximately $1.6 million, expiring through 2013. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss and research and development credit carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interest.

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

17.    SEGMENT REPORTING

       The Company reported on three operating segments in 1999: the Business Office Division (BO), Health Information Management Division (HIM) and the Enterprise Division (ENT). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The Company does not track long-lived assets by segment and therefore related disclosures are not relevant and are not presented.

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

       QuadraMed's Health Information Management Division's business lines primarily target medical records directors, as well as chief financial officers throughout the provider system. The division is comprised of the following products and services: coding and abstracting, compliance, document imagining and workflow, and HIM outsourcing and consulting.

       The Company's Enterprise Division, consists primarily of Compucare and provides enterprise systems to providers and integrated delivery networks.

       Less than 5% of the Company's revenues were generated from Canada. The Company developed its business divisions as a result of various acquisitions during 1998. As such, financial performance was not reported to management in this manner prior to 1998.

       For the year ended December 31, 1998, the following table reports selected segment information required by SFAS No. 131:

                                                BO           HIM           ENT          TOTAL
                                                --           ---           ---          -----
License revenues .......................    $  41,558     $  23,876     $  54,406     $ 119,840
Service revenues .......................       32,250        58,530            --        90,780
                                            ---------     ---------     ---------     ---------
Total revenues .........................       73,808        82,406        54,406       210,620
                                            =========     =========     =========     =========
Interest income ........................        5,797            70            --         5,867
Interest expense .......................       (3,374)       (1,586)       (1,294)       (6,254)
                                            ---------     ---------     ---------     ---------
Interest income (expense), net .........        2,423        (1,516)       (1,294)         (387)
                                            =========     =========     =========     =========
Depreciation & amortization expense ....        2,981         6,622           873        10,476
                                            =========     =========     =========     =========
Provision for income taxes .............        2,152         2,037           114         4,303
                                            =========     =========     =========     =========
Segment earnings (loss) ................       13,351       (20,333)      (14,394)      (21,376)
                                            =========     =========     =========     =========
Segment assets .........................    $ 179,164     $  56,000     $  29,569     $ 264,733
                                            =========     =========     =========     =========

       For the year ended December 31, 1999, the following table reports selected segment information required by SFAS No. 131:

                                                BO           HIM           ENT          TOTAL
                                                --           ---           ---          -----
License revenues .......................    $  40,250     $  29,360     $  58,785     $ 128,395
Service revenues .......................       24,148        87,042            --       111,190
                                            ---------     ---------     ---------     ---------
Total revenues .........................       64,398       116,402        58,785       239,585
                                            =========     =========     =========     =========
Interest income ........................        1,294         2,287         1,246         4,827
Interest expense .......................       (1,942)       (3,543)       (2,186)       (7,671)
                                            ---------     ---------     ---------     ---------
Interest income (expense), net .........         (648)       (1,256)         (940)       (2,844)
                                            =========     =========     =========     =========
Depreciation & amortization expense ....        2,061         8,932         2,766        13,759
                                            =========     =========     =========     =========
Provision for income taxes .............          (22)        1,390           149         1,517
                                            =========     =========     =========     =========
Segment earnings (loss) ................        7,587        (8,303)      (11,614)      (12,330)
                                            =========     =========     =========     =========
Segment assets .........................    $  53,162     $ 117,064     $  49,103     $ 219,329
                                            =========     =========     =========     =========

18. SUBSEQUENT EVENTS

       Security Interest in Cash and Marketable Investments

       The Company was required to meet specific financial covenants in connection with an arrangement to guarantee a line of credit on behalf of another company for up to $12.5 million. The Company was not in compliance with certain covenants under this agreement as of December 31, 1999. These covenants were waived in exchange for a perfected security interest in the Company's cash and marketable securities of $12.5 million effective March 1, 2000.


19. UNAUDITED QUARTERLY RESULTS OF OPERATIONS/SUPPLEMENTARY FINANCIAL
    INFORMATION

       Subsequent to the Securities and Exchange Commission's letter to the AICPA dated September 9, 1998, regarding its views on in-process research and development, the Company re-evaluated its IPR&D charges on its 1998 acquisitions. The amounts allocated to IPR&D and intangible assets in the first and second quarters of 1998 were based on accepted appraisal methodologies used at the time of the allocations. Since that time, the SEC provided new guidance with respect to the valuation of intangible assets in purchase business combinations, including, IPR&D. In response to this new guidance, the Company elected to retroactively adjust the amount of intangibles assigned to acquired IPR&D related to these acquisitions. The Company reduced its estimate of the amount allocated to IPR&D for these acquisitions by $18.2 million from the $32.7 million previously reported in the first, second, and third quarters of 1998 to $14.5 million. Amortization of intangibles increased $952,000 for the nine months ended September 30, 1998, related to the amended amounts for the IPR&D.

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

ACQUISITION                AS REPORTED   AS RESTATED
-----------                -----------   -----------
Velox .................    $ 4,800         $ 1,500
Cabot Marsh ...........      6,200           4,200
Medicus (43.3%) .......     17,146           4,763
Other acquisitions ....      4,585           4,031
                           -------         -------
Total .................    $32,731         $14,494
                           =======         =======


                                              AS AMENDED                    AS AMENDED                            AS AMENDED
                              AS REPORTED    AND RESTATED    AS REPORTED   AND RESTATED      AS REPORTED         AND RESTATED
FOR THE QUARTERS ENDED:     MARCH 31, 1998  MARCH 31, 1998  JUNE 30, 1998  JUNE 30, 1998  SEPTEMBER 30, 1998  SEPTEMBER 30, 1998
-----------------------     --------------  --------------  -------------  -------------  ------------------  ------------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total Revenues ...........  $ 17,086        $ 43,254        $ 34,384       $ 49,647         $ 43,794            $ 56,947
Net Loss .................    (9,441)        (11,490)        (19,860)       (12,898)          (3,880)             (3,366)
Basic and Diluted Net
  Loss Per Share .........  $  (0.77)       $  (0.53)       $  (1.23)      $  (0.57)        $  (0.20)           $  (0.14)


                                                    AS AMENDED
                                  AS REPORTED      AND RESTATED
FOR THE QUARTERS ENDED:         MARCH 31, 1999    MARCH 31, 1999
-----------------------         --------------    --------------
               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total Revenues ...........        $ 59,655         $ 60,072
Net Loss .................         (26,149)         (26,465)
Basic and Diluted Net
  Loss Per Share .........        $  (1.11)        $  (1.08)

                                  EXHIBIT INDEX

       10.7 Lease dated November 19, 1998 for facilities located at 22 Pelican Way, San Rafael, California.

       21.    List of Subsidiaries.

       23.1   Consent of Arthur Andersen LLP, Independent Public Accountants.

       24.1   Power of Attorney (set forth in the signature page hereto).

       27.1   Financial Data Schedule for the Year Ended 12/31/1999.

       27.2   Financial Data Schedule for the Year Ended 12/31/1998.

       27.3   Financial Data Schedule for the Year Ended 12/31/1997.