Form 10-K/A
period 1999-12-31
QUADRAMED CORP
filed 2000-05-01
CIK 1018833

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

                 22 PELICAN WAY, SAN RAFAEL, CALIFORNIA, 94901
          (Address of Principal Executive Offices, including Zip Code)

        Registrant's telephone number, including area code: (415)482-2100

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

   The aggregate market value of voting stock held by non-affiliates of the Registrant, as of March 31, 2000 was approximately $156,080,388 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   On March 31, 2000, approximately 25,550,457 shares of the Registrant's Common Stock, $0.01 par value per share, were outstanding.

                                 AMENDMENT NO. 1

        The undersigned Registrant hereby amends Items 10, 11, 12 and 13 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and files such amended Items herewith.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following sets forth certain information concerning the Company's directors, as of March 31, 1999:

     NAME                 AGE                      POSITION
     ----                 ---                      --------
James D. Durham............53   Chairman of the Board and Chief Executive Officer
Albert L. Greene...........50   Director
Joan P. Neuscheler.........39   Director
Michael J. King............61   Director
E.A. Roskovensky...........54   Director
Scott Gross................54   Director
Cornelius T. Ryan..........69   Director

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

     Albert L. Greene has been a director of the Company since May 1997. Mr. Greene is currently the President and Chief Executive Officer of HealthCentral.com, an online consumer health information service. Previously, Mr. Green was the Chief Executive Officer of Sutter Health East Bay, a health care delivery system and the parent company of Alta Bates Health System, from June 1996 until September 1998. From May 1990 until March 1998, Mr. Greene served as the President and Chief Executive Officer of Alta Bates Medical Center, a 527-bed acute care hospital located in Berkeley, California. From January 1996 until March 1998, Mr. Greene also served as the President and Chief Executive Officer of Alta Bates Health System, the parent company of Alta Bates Medical Center. Mr. Greene has served as an executive in hospital administration since 1979, most recently as the President of Sinai Samaritan Medical Center in Milwaukee, Wisconsin from 1988 to 1990. Mr. Greene received a masters of hospital administration at the University of Michigan, and is presently a diplomate of the American College of Healthcare Executives and a member of the American Hospital Association. Mr. Greene is also chair-elect of the California Healthcare Association, a member of the board of directors of Acuson Corporation, a manufacturer and provider of medical diagnostic ultrasound systems, and a member of the board of directors of several other privately held hospitals and hospital associations.

     Joan P. Neuscheler has been a director of the Company since March 1994. Ms. Neuscheler has been a general partner of Tullis-Dickerson Partners, a venture capital firm, since September 1992, and the President and Chief Financial Officer of Tullis-Dickerson & Co., Inc. since April 1989. Tullis-Dickerson Partners is the general partner of Tullis-Dickerson Capital Focus, L.P., a stockholder of the Company. Ms. Neuscheler is also a director of several privately held companies.

     Michael J. King has been a director of the Company since May 1999. Mr. King has been the Chief Executive Officer of Healthscribe, Inc. since June 1999.
From September 9, 1996 until May 1999, Mr. King served as Chairman of the Board of Directors and Chief Executive Officer of The Compucare Company, a healthcare information systems company which was acquired by QuadraMed in March 1989.
Prior to joining The Compucare Company, Mr. King was Chairman of the Board of Directors, Chief Executive Officer and President of Software AG of the
Americas, a leader in Enterprise Information Systems. Mr. King previously served as President and Chief Executive Officer of Computer Entry Systems Corp. and has held various high-level positions at Marietta Data Systems and the Hoskyns Group in the United Kingdom. Mr. King holds a degree in Mechanical Engineering from the University of Sheffield and a M.B.A. equivalent in Management Studies from the University of Hatfield.

     E.A. Roskovensky has been a director of the Company since May 1999. Mr. Roskovensky has been the President and Chief Operating Officer of Robertson-Ceco Corp., a publicly traded company which manufactures custom engineered metal buildings, since November 1994. Mr. Roskovensky also has been the President and Chief Executive Officer of Davis Wire Corporation since 1991. Mr. Roskovensky previously has held positions at USS-Posco Industries, Double Eagle Steel Coating Company and U.S. Steel. Mr. Roskovensky holds a B.S. in Chemical Engineering from Villanova University, an M.B.A. from Duquesne University, and a

J.D. from the University of Detroit School of Law. He is a member of the State Bar of Michigan and the Pennsylvania Bar Association.

     Scott Gross has been a director of the Company since March 2000.   Mr.
Gross is currently the founder, President and Chief Executive Officer of Primus Management, Inc., a successor organization to Alpha Hospital Management, Inc. where Mr. Gross was the founder, President and Chief Executive Officer from 1989 to 1992. From 1988 to 1989, Mr. Gross was the Chairman and Chief Executive Officer of Carondolet Rehabilitation Centers of America, a diversified rehabilitation medicine services company. From 1984 to 1987, Mr. Gross was the President and Chief Executive Officer of Hospital Group - National Medical Enterprises. Mr. Gross holds a Bachelor of Science degree in Biology from Cal State University, Northridge and a Master degree in Public Administration (Health Care Management Option ) from the University of Southern California.


     Cornelius T. Ryan has been a director of the Company since March 2000, and was previously a director of the Company from March 1995 to March 1999.
Mr. Ryan has been a general partner of Oxford Partners since 1981 and of OBP Management L.P., and OBP Management (Bermuda) Limited Partnership since 1992. OBP Management L.P. and OBP Management (Bermuda) Limited Partnership are the general partners of Oxford Bioscience Partners L.P. and Oxford Bioscience Partners (Bermuda) Limited Partnership, respectively. Mr. Ryan is also a director of several privately held companies. Mr. Ryan holds a Bachelor of Commerce in Economics from the University of Ottawa, and an M.B.A. from the University of Pennsylvania.

                             DIRECTOR REMUNERATION

     The non-employee directors receive one thousand dollars ($1,000) for each board meeting attended and five hundred dollars ($500) for each committee meeting attended. Non-employee directors are also reimbursed for their reasonable expenses incurred in connection with attending board meetings. Non-employee directors receive periodic option grants under the Automatic Option Grant Program in effect under the Company's 1996 Plan and are eligible to receive option grants under the Discretionary Option Grant Program of that plan. Each of these programs is described below.

 AUTOMATIC OPTION GRANT PROGRAM

     Under the Automatic Option Grant Program, each individual who is first elected or appointed as a non-employee Board member will receive at the time of such initial election or appointment an automatic option grant for 10,000 shares of Common Stock, provided such individual was not previously in the Company's employ. At each annual stockholders meeting, each individual who is to continue in service as a non-employee Board member will automatically be granted at that meeting an option to purchase 4,000 shares of Common Stock, provided such individual has served as a non-employee Board member for at least six (6) months.

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

     Mr. Gross received an option for 10,000 shares upon his appointment to the Board in March 2000, at an exercise price of $5 per share. On the date of the 2000 Annual Meeting, each continuing Board member will receive an option for 4,000 shares at an exercise price per share equal to the fair market value on that date.

     Mr. Ryan received an option for 10,000 shares upon his re-appointment to the Board in March 2000, at an exercise price of $ 5 per share. On the date of the 2000 Annual Meeting, each continuing Board member will receive an option for 4,000 shares at an exercise price per share equal to the fair market value on that date.

DISCRETIONARY OPTION GRANT PROGRAM

     Under the Discretionary Option Grant Program, eligible individuals in the Company's employ or service (including non-employee Board members, officers and consultants) may, at the discretion of the Compensation Committee of the Board, as Plan Administrator, be granted options to purchase shares of Common Stock at an exercise price not less than 100% of their fair market value on the grant date. The Compensation Committee will have complete discretion to determine the vesting schedule, maximum term and the status under Federal tax laws of any such option grant. No non-employee Board member received any option grants under the Discretionary Option Grant Program during the 1999 fiscal year.

                                   MANAGEMENT

     The following sets forth the names, ages and positions of the Company's executive officers as of March 31, 2000:

            NAME              AGE                               POSITION
            ----              ---                               --------
James D. Durham.............  53    Chief Executive Officer
John V. Cracchiolo..........  43    President, Chief Financial Officer
                                    and Secretary
Keith M. Roberts............  35    Executive Vice President, General Counsel
                                    and Assistant Secretary
Nancy Nelson................  47    Executive Vice President and Chief Operating Officer
Patrick Ahearn..............  45    Executive Vice President, Product Management
Michael Wilstead............  42    Executive Vice President, Sales and Marketing
Randall MacDonald...........  38    Executive Vice President, Customer Services
Andrew Rushmere.............        Executive Vice President, Research and Development
Michelle Philpot............  34    Vice President, Finance and Chief Accounting Officer

BACKGROUND

     John V. Cracchiolo serves as the Company's President, Chief Financial Officer and Secretary. Mr. Cracchiolo joined the Company in May 1995 as its Executive Vice President, Chief Financial Officer and Secretary. In May 1998, he was promoted to President and Chief Operating Officer. Prior to joining the Company, Mr. Cracchiolo worked for PSICOR, Inc., a health care services company, serving as its Chief Financial Officer from February 1993 to May 1995, and its corporate Controller from May 1989 to February 1993. Previously, Mr. Cracchiolo worked in various management positions for software, hardware, defense contractor and personnel and professional services organizations within the health care and other industries. Mr. Cracchiolo holds a B.S. in Business Administration from California State University, Long Beach and is a Certified Public Accountant.

     Keith M. Roberts serves as the Company's Executive Vice President, General Counsel and Assistant Secretary. Mr. Roberts joined the Company in March 1997 as Vice President and General Counsel and became Executive Vice President, General Counsel and Assistant Secretary in February 1998. Mr. Roberts served as the Company's Chief Financial Officer from June 1998 to April 1999. From May 1995 to March 1997, Mr. Roberts was an associate of Brobeck, Phleger & Harrison LLP, a private law firm. From September 1992 to May 1995,

Mr. Roberts was an associate of Hale & Dorr, a private law firm. Mr. Roberts holds a J.D. from Stanford Law School and a B.A. in Economics and Philosophy from the University of Rochester.

     Nancy Nelson, Executive Vice President and Chief Operating Officer, joined the Company in March 1999. Before joining the Company, Ms. Nelson was the Senior Vice President and Chief Operating Officer of The Compucare Company. From October 1997 until April 1998, Ms. Nelson was Compucare's Senior Vice President of Product Marketing. Prior to her employment at The Compucare Company, which was acquired by QuadraMed in March 1999, Ms. Nelson was a principal at First Consulting Group, a provider of information technology and other consulting services to payors, providers and healthcare organizations. Ms. Nelson holds a B.S. in Biological Sciences/Biochemistry from the University of California and has completed a graduate internship in Medical Technology at California State University of Long Beach.

     Patrick Ahearn, Executive Vice President of Product Management, joined the Company in October 1998. Before joining the Company, Mr. Ahearn was Chief Financial and Chief Information Officer at the Medical Center at Princeton, New Jersey, a non-profit teaching integrated delivery network. In addition to his financial and information system responsibilities, he was involved in the development of the Medical Center's Physician Hospital Organization (PHO), Medical Services Organization (MSO), its real estate company and its for-profit ventures. Prior to his experience at Princeton, Mr. Ahearn worked in New York City for a CPA firm, Pannell Kerr Forster. His experience was almost exclusively in the healthcare arena and included both the audit and consulting aspects of the practice. Mr. Ahearn received a Bachelors of Business Administration from Iona College, New York.

     Michael Wilstead, Executive Vice President of Sales and Marketing, joined the Company in July 1998 as Vice President of Sales. Prior to joining QuadraMed, Mr. Wilstead served as a group president at STERIS Corporation, a world leader in microbial reduction and surgical support products. Prior to that, he held positions at AMSCO International and AMSCO Canada, both of which are medical equipment companies. Mr. Wilstead also founded Rocky Mountain Medical, a durable medical equipment company, which he sold after six years. Mr. Wilstead holds a bachelor of science in business administration from the University of Phoenix.

     Randall R. Macdonald serves as Executive Vice President of Customer Services for QuadraMed Corporation. Prior to joining QuadraMed, Mr. Macdonald held positions as Manager of Information Technology Management for Nissan Motor Corporation USA and as a senior manager with Andersen Consulting. Mr. Macdonald holds a Bachelor of Science degree from San Diego State University. He is a member of the Project Management Institute.

     Andrew K. Rushmere, Executive Vice President of Research and Development, joined company in January 2000 as Executive Vice President of Research and Development. Most recently, Mr. Rushmere served as vice president at Superior Consulting, where he was responsible for strategic marketing as well as business development opportunities and partnerships. Prior to his tenure at Superior, Mr. Rushmere served as president of Aviant Information, Inc., a division of Whittaker Corporation. Mr. Rushmere began his work with Whittaker Corporation as vice president of XYPlex/Hughes LAN Systems. Mr. Rushmere has also held positions at Persetel Networks as chief technology officer and strategic marketing vice president, at Grinaker Networks Systems as national sales manager, at Quality Assured as president and at Hewlett Packard as senior technical sales manager. Mr. Rushmere earned a T3 in electrical engineering from SA Navy and a master's degree in marketing management from the University of San Francisco.

     Michelle Philpot, Vice President of Finance and Chief Accounting Officer, leads the Company's Finance department, reporting to the Chief Financial Officer. Most recently, Ms. Philpot served as QuadraMed's director of financial planning. Prior to joining QuadraMed, Ms. Philpot held positions as manager of worldwide reporting and assistant controller for Digidesign, Inc., a developer of audio editing software and systems. Ms. Philpot also spent four years in the audit department at PricewaterhouseCoopers. Ms. Philpot holds a bachelor of science in business from California State University - Sacramento. She is a Certified Public Accountant.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, "Insiders"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that no Form 5s were required for those persons, the Company believes that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 1999 were met in a timely manner by its directors, executive officers, and greater than ten percent beneficial owners.

ITEM 11. EXECUTIVE COMPENSATION

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

                           SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION         LONG-TERM COMPENSATION
                                        --------------------    ------------------------------
                                                                RESTRICTED       SECURITIES
     NAME AND PRINCIPAL        FISCAL                             STOCK          UNDERLYING        ALL OTHER
          POSITION              YEAR     SALARY      BONUS        AWARDS      OPTIONS/WARRANTS    COMPENSATION
     ------------------        ------   --------    --------    ----------    ----------------    ------------
James D. Durham..............   1999    $374,000    $367,307            --        100,000           $519,066(5)
  Chairman of the Board and     1998     275,000     412,500    $1,862,000(3)     300,000              3,000(5)
  Chief Executive Officer       1997     225,000     100,000            --        305,000                 --
John V. Cracchiolo...........   1999     256,000     251,580            --         75,000           $ 33,244(5)
  President                     1998     200,000     210,000       997,500(3)     150,000              1,006(5)
                                1997     159,375(1)  103,000            --        155,000                 --
Keith M. Roberts.............   1999     210,000      84,000            --         35,000                 --
  Executive Vice President      1998     159,375(2)  131,250       498,750(3)      35,000                 --
  Counsel                       1997      98,958(4)   50,000            --        100,000                 --
Nancy Nelson.................   1999     206,000      92,700            --        125,000                 --
  Executive Vice President
  and                           1998     190,000      76,220            --         14,853                 --
  Chief Operating Officer       1997     158,750      55,500            --         34,657                 --
Patrick Ahearn...............   1999     200,000          --            --         20,000                 --
  Executive Vice President      1998      49,134(6)       --            --        100,000                 --
  Product Management

---------------

 (1) Effective August 1997, Mr. Cracchiolo's annual salary was increased from $150,000 to $175,000 by the Board of Directors.

 (2) Effective July 1998, Mr. Robert's annual salary was increased from $150,000 to $175,000 by the Board of Directors.

 (3) In October 1998, each of Mr. Durham, Mr. Cracchiolo and Mr. Roberts was awarded a right to receive 112,000, 60,000 and 30,000 shares of Common Stock, respectively, under the Company's 1996 Stock Incentive Plan, such shares to be issued in October, 2003, without payment from the recipient, provided that each such individual remains in the Company's service through such date. As of the last day of the 1999 fiscal year, the value of the bonus share awards held by each such individual, based on the market price of the underlying shares of Common Stock on that date, was the following:
     Mr. Durham - $976,528; Mr. Cracchiolo - $523,140; and Mr. Roberts - $261,570. No dividends are payable with respect to the bonus share awards until such time as the underlying shares of Common Stock have been issued.

 (4) Represents salary paid from March 1997 through December 1997.

 (5) Represents premiums paid for split-dollar life insurance.

 (6) Represents salary paid from September 1998 through December 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information concerning the stock option grants made to each of the Named Executive Officers during the 1999 fiscal year. No stock appreciation rights were granted during the 1999 fiscal year to the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                             INDIVIDUAL GRANTS                       POTENTIAL
                                            ---------------------------------------------------   REALIZABLE VALUE
                                                         PERCENT OF                              AT ASSUMED ANNUAL
                                                           TOTAL                                   RATES OF STOCK
                                            NUMBER OF     OPTIONS                                PRICE APPRECIATION
                                            SECURITIES   GRANTED TO                                  FOR OPTION
                                            UNDERLYING   EMPLOYEES   EXERCISE OR                      TERM(3)
                                             OPTIONS     IN FISCAL    BASE PRICE   EXPIRATION  --------------------
                   NAME                     GRANTED(1)      1999     PER SHARE(2)     DATE       5%         10%
                   ----                     ----------   ----------  ------------- ---------- ---------  -----------
James D. Durham...........................   100,000      3.9%        $8.3125       5/18/09    $522,769   $1,324,798
John V. Cracchiolo........................    75,000      3.0%         8.3125       5/18/09    $392,076      993,599
Keith M. Roberts..........................    35,000      1.4%         7.3750       12/7/09    $162,333      411,385
Nancy Nelson..............................   100,000      3.9%         8.7500       3/22/09    $550,283    1,394,525
Nancy Nelson..............................    25,000      1.0%         7.3750       12/7/09    $115,952      293,846
Patrick Ahearn............................    20,000      0.8%         8.3125       5/18/09    $104,554      264,960

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

       OPTION EXERCISES AND YEAR-END VALUES

     No stock appreciation rights were granted during the 1999 fiscal year or outstanding at the end of such fiscal year. The following table sets forth certain information with respect to the Named Executive Officers concerning option exercises during the 1999 fiscal year as well as the number of shares of QuadraMed's common stock subject to exercisable and unexercisable stock options which the Named Executive Officers held at the end of the 1999 fiscal year.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                         NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                       (#) SHARES                       UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS AT
                        ACQUIRED                      OPTIONS AT FISCAL YEAR-END            FISCAL YEAR-END(1)
                           ON         ($) VALUE     ------------------------------    ------------------------------
        NAME            EXERCISE     REALIZED(2)    EXERCISABLE    NON-EXERCISABLE    EXERCISABLE    NON-EXERCISABLE
        ----           ----------    -----------    -----------    ---------------    -----------    ---------------
James D. Durham......   355,600(3)   $2,622,550(3)    481,345(4)       358,229         $      0         $40,650
John V. Cracchiolo...        --              --       214,896          205,104          198,760          30,488
Keith M. Roberts.....        --              --        70,354           70,745               --          47,040
Nancy Nelson.........        --              --        49,510          125,000          110,061          33,600
Patrick Ahearn.......        --              --        30,251           90,833            5,386           8,130

---------------
(1) Calculated by determining the difference between the fair market value of Quadramed's common stock as of December 31, 1999 and the exercise price of the option.

(2) Calculated by multiplying the number of shares acquired on exercise by the difference between the fair market value of the shares on the date of exercise and the exercise price.

(3) Represents 355,600 shares of common stock issued upon exercise of a warrant held by Mr. Durham. See "Security Ownership of Certain Beneficial Owners and Management."

(4) Includes 134,574 shares of common stock issuable upon exercise of a warrant held by Trigon Resources Corporation. See "Security Ownership of Certain Beneficial Owners and Management."

EMPLOYMENT AGREEMENTS; CHANGE IN CONTROL ARRANGEMENTS

     In April 1999, the Company entered into a letter agreement with Patrick Ahearn, Executive Vice President of Product Management. Pursuant to the letter agreement, Mr. Ahearn is to receive a base salary of $200,000 for the 2000 calendar year and is eligible for such annual cash bonuses as the Board of Directors in its discretion shall award. The letter agreement also contains the following severance provisions: (i) if Mr. Ahearn dies, his estate will receive a special termination payment equal to one months' salary and (ii) if Mr. Ahearn is terminated by reason of disability or an Involuntary Termination other than a Termination for Cause (as those terms are defined in the letter agreement), Mr. Ahearn will receive an aggregate amount equal to his then current annual rate of base salary and will also continue to receive for a period of 12 months his life, health and disability and other benefits. In addition, upon a Change in Control or an Involuntary Termination other than a Termination for Cause, Mr. Ahearn's outstanding options and all restricted or unvested Common Stock held by him will vest immediately and remain exercisable for a period of three years thereafter. The term of the agreement is two years from the effective date and shall be extended automatically on each succeeding anniversary of the effective date of the agreement for an additional one (1) year period unless, not later than three (3) months preceding such anniversary date, the Company shall have given written notice to Mr. Ahearn that it will not extend the term of the letter agreement.

     In May 1999, the Company entered into a letter agreement with John V. Cracchiolo, the Company's President. Pursuant to the letter agreement, Mr. Cracchiolo is to receive a base salary of $256,000 for the 2000 calendar year and is eligible for such annual cash bonuses as the Board of Directors in its discretion shall award. The letter agreement also contains the following severance provisions: (i) if Mr. Cracchiolo dies, his estate will receive a special termination payment equal to one months' salary and (ii) if Mr. Cracchiolo is terminated by reason of disability or an Involuntary Termination other than a Termination for Cause (as those terms are defined in the letter agreement), Mr. Cracchiolo will receive an aggregate amount equal to the sum of
(a) two times his then current annual rate of base salary and (b) two times his then current maximum bonus and will also continue to receive for a period of 24 months his life, health and disability and other benefits. In addition, upon a Change in Control or an Involuntary Termination other than a Termination for Cause, Mr. Cracchiolo's outstanding options and all restricted or unvested Common Stock held by him will vest immediately and remain exercisable for the full term of the option. The term of the agreement is two years from the effective date and shall be extended automatically on each succeeding anniversary of the effective date of the agreement for an additional one (1) year period, unless not later than three (3) months preceding such anniversary date, the Company shall have given written notice to Mr. Cracchiolo that it will not extend the term of the letter agreement.

     In January 1999, the Company entered into a letter agreement with James D. Durham, the Company's Chief Executive Officer. Pursuant to the letter agreement, Mr. Durham is to receive a base salary of $373,000 for the 2000 calendar year. In addition, Mr. Durham is eligible for such annual cash bonuses as the Board of Directors in its discretion shall award, based upon the recommendation of the Board's Compensation Committee. The letter agreement also contains the following severance provisions: (i) if Mr. Durham dies, his estate will receive a special termination payment equal to one months' salary and (ii) if Mr. Durham is terminated by reason of disability or an Involuntary Termination other than a Termination for Cause (as those terms are defined in the letter agreement), Mr. Durham will receive an aggregate amount equal to the sum of (a) three times his then current annual rate of base salary and (b) three times his then current maximum bonus and will also continue to receive for a period of 24 months his life, health and disability and other benefits. In addition, upon a Change in Control or an Involuntary Termination other than a Termination for Cause, Mr. Durham's outstanding options and all restricted or unvested Common Stock held by him will vest immediately and remain exercisable for the full term of the option. The term of the agreement is two years from the effective date and shall be extended automatically on each succeeding anniversary of the effective date of the agreement for an additional one (1) year period, unless not later than three (3) months preceding such anniversary date, the Company shall have given written notice to Mr. Durham that it will not extend the term of the letter agreement.

     In April 1999, the Company entered into a letter agreement with Nancy Nelson, Executive Vice President and Chief Operating Officer. Pursuant to the letter agreement, Ms. Nelson is to receive a base salary of $365,479 for the 2000 calendar year and is eligible for such annual cash bonuses as the Board of Directors in its discretion shall award. The letter agreement also contains the following severance provisions: (i) if Ms. Nelson dies, her estate will receive a special termination payment equal to one months' salary and (ii) if Ms. Nelson is terminated by reason of disability or an Involuntary Termination other than a Termination for Cause (as those terms are defined in the letter agreement), Ms. Nelson will receive an aggregate amount equal to her then current annual rate of base salary and will also continue to receive for a period of 12 months her life, health and disability and other benefits. In addition, upon a Change in Control or an Involuntary Termination other than a Termination for Cause, Ms. Nelson's outstanding options and all restricted or unvested Common Stock held by her will vest immediately and remain exercisable for a period of three years thereafter. The term of the agreement is two years from the effective date and shall be extended automatically on each succeeding anniversary of the effective date of the agreement for an additional one (1) year period unless, not later than three (3) months preceding such anniversary date, the Company shall have given written notice to Ms. Nelson that it will not extend the term of the letter agreement.

     In April 1999, the Company entered into a letter agreement with Keith M. Roberts, the Company's Executive Vice President and General Counsel. Pursuant to the letter agreement, Mr. Roberts is to receive a base salary of $210,000 for the 2000 calendar year and is eligible for such annual cash bonuses as the Board of Directors in its discretion shall award. The letter agreement also contains the following severance provisions: (i) if Mr. Roberts dies, his estate will receive a special termination payment equal to one months' salary and (ii) if Mr. Roberts is terminated by reason of disability or an Involuntary Termination other than a Termination for Cause (as those terms are defined in the letter agreement), Mr. Roberts will receive an aggregate amount equal to his then current annual rate of base salary and will also continue to receive for a period of 12 months his life, health and disability and other benefits. In addition, upon a Change in Control or an Involuntary Termination other than a Termination for Cause, Mr. Robert's outstanding options and all restricted or unvested Common Stock held by him will vest immediately and remain exercisable for a period of three years thereafter. The term of the agreement is two years from the effective date and shall be extended automatically on each succeeding anniversary of the effective date of the agreement for an additional one (1) year period unless, not later than three (3) months preceding such anniversary date, the Company shall have given written notice to Mr. Roberts that it will not extend the term of the letter agreement.

     In connection with an acquisition of the Company by merger or asset sale, each outstanding option held by the Chief Executive Officer and the other executive officers under the Company's 1994 Stock Plan (the predecessor equity incentive program to the 1996 Plan) or the 1996 Plan will automatically accelerate in full, except to the extent such options are to be assumed by the successor corporation. In addition, the Compensation Committee as Plan Administrator of the 1996 Plan will have the authority to provide for the accelerated vesting of the shares of Common Stock subject to outstanding options held by the Chief Executive Officer or any other executive officer or any unvested shares of Common Stock subject to direct issuances held by such individual, in connection with the termination of the officer's employment following: (i) a merger or asset sale in which these options are assumed or are assigned or (ii) certain hostile changes in control of the Company.

DEFERRED COMPENSATION PLAN

     Effective January 1, 2000 QuadraMed adopted a deferred compensation plan (the"DCP") the purpose of which is to provide specified benefits to a select group of management and highly compensated employees and directors who contribute materially to the continued growth, development and future business success of QuadraMed. The DCP is unfunded for tax purposes and for purposes of Title I of ERISA. A committee of the board of directors is responsible, in its sole discretion, to select the employees and directors to participate in the DCP.

     Under the DCP, a participant may elect to defer for each plan year a minimum amount of $2,000 of his or her base annual salary and a minimum amount of $2,000 of his or her annual bonus, and a maximum amount of 90% (less applicable withholding) of his or her base annual salary, a maximum amount of 90% (less applicable withholding) of his or her annual bonus, and 100% of his or her director's fees. QuadraMed may, in its sole discretion, credit any amount it desires to any participant's company contribution account. QuadraMed is required to contribute a matching amount equal to 50% of a participant's annual deferral amount, up to 2% of such participant's total annual compensation for each plan year, to the participant's company contribution account. The amount contributed by a participant is 100% vested at all times. The amount contributed by QuadraMed is vested in relation to each participant's years of service on the date of termination of employment, as follows: (a) 0% if less than 1 year; (b) 25% for 1 year; (c) 50% for 2 years; (d) 75% for 3 years; and (e) 100% for 4 years or more. In the event of a change in control or involuntary termination of employment, other than a termination of employment for cause, a participant's company contribution account immediately becomes 100% vested.

STOCK EXCHANGE DEFERRED COMPENSATION PLAN

     Effective January 3, 2000, QuadraMed adopted a Stock Exchange Deferred Compensation Plan (the "SEDCP") the purpose of which is to provide specified benefits to a select group of management and highly compensated employees who contribute materially to the continued growth, development and future business success of QuadraMed. The SEDCP is unfunded for tax purposes and for purposes of Title I of ERISA. A committee of the board of directors is responsible, in its sole discretion, to select the employees and directors to participate in the SEDCP.

     Under the SEDCP, QuadraMed is required to credit an amount to a participant's account under the SEDCP as of the date specified in the participant's Exchange Agreement. One-half of the amount so credited must be credited to the participant's company stock account and the other half must be credited to the participant's other investments account. A participant is vested in his or her SEDCP account in relation to each participant's years of service on the date of termination of employment, as follows: (a) 0% if less than 3 years; (b) 100% for 3 years or more. In the event of a change in control, a participant's death, disability, retirement or involuntary termination of employment, other than a termination of employment for cause, a participant's SEDCP immediately becomes 100% vested.

     On January 3, 2000, James Durham entered into an Exchange Agreement with QuadraMed pursuant to which Mr. Durham agreed that the stock options previously granted to him in 1998 to acquire 300,000 shares of stock in QuadraMed would be cancelled and in consideration for such cancellation, Mr. Durham would receive an amount equal to $2,416,000 which would be credited to his SEDCP account in accordance with the SEDCP.

     On January 3, 2000, John Cracchiolo entered into an Exchange Agreement with QuadraMed pursuant to which Mr. Cracchiolo agreed that the stock options previously granted to him in 1998 to acquire 150,000 shares of stock in QuadraMed would be cancelled and in consideration for such cancellation, Mr. Cracchiolo would receive an amount equal to $1,208,000 which would be credited to his SEDCP account in accordance with the SEDCP.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     Effective January 3, 2000, QuadraMed adopted a Supplemental Executive Retirement Plan (the "SERP") the purpose of which is to provide specified benefits to a select group of management and highly compensated employees who contribute materially to the continued growth, development and future business success of QuadraMed. The SERP is unfunded for tax purposes and for purposes of Title I of ERISA. A committee of the board of directors is responsible, in its sole discretion, to select the employees and directors to participate in the SERP.

     Under the SERP, the participant would receive a 20-year installment benefit, payable monthly and commencing at age sixty (60), equal to the product of 0.05 multiplied by such participant's highest annual compensation multiplied by his or her years of service (not to exceed 13) multiplied by 1/12. A participant is vested in his or her SERP benefit in relation to each participant's years of service on the date of termination of employment, as follows: (a) 0% if less than 7 years; (b) 100% for 7 years or more. James Durham and John Cracciolo are each participants in the SERP.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 31, 2000 by (i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer of the Company and (iv) all executive officers and directors of the Company as a group.

                                                                 SHARES OF
                                                                COMMON STOCK
                                                           BENEFICIALLY OWNED(1)
                                                           ----------------------
                 NAME OF BENEFICIAL OWNERS                   NUMBER      PERCENT
                 -------------------------                 ----------    --------
Pilgrim Baxter & Associates, Ltd(2)......................  1,860,700        7.3%
  825 Duportail Road
  Wayne, PA 19087
AXA Financial, Inc.(3)...................................  1,408,488        5.5%
  1290 Avenue of the Americas
  New York, NY 10104
Nitin T. Mehta(4)........................................  1,326,362        5.2%
  58 Greenoaks Drive
  Atherton, CA 94027
Joe D. Whisenhunt, Sr.(5)................................  1,255,190        4.9%
  Harmony Meadows Ranch
  Route 2, Box 150
  Bee Branch, AR 72013
James D. Durham(6).......................................  1,330,469        5.2%
John V. Cracchiolo(7)....................................    480,000        1.9%
Keith M. Roberts(8)......................................    183,980          *
Nancy Nelson(9)..........................................    174,510          *
Patrick Ahearn(10).......................................    121,084          *
Albert L. Greene(11).....................................     18,000          *
Scott Gross(12)..........................................     12,000          *
Michael J. King(13)......................................    159,322          *
Joan P. Neuscheler(14)...................................    145,493          *
E.A. Roskovensky(15).....................................     12,900          *
Cornelius T. Ryan(16)....................................     28,000          *
All executive officers and directors as a group (15
  persons)(17)...........................................  3,053,727         12%

---------------
  *  Less than one percent.

 (1) Percentage ownership is based on approximately25,550,457 shares of Common Stock outstanding on March 31, 2000. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

 (2) Represents shares beneficially owned by Pilgrim Baxter & Associates, Ltd. ("Pilgrim Baxter") based on the information contained in Amendment No 2 to
     Schedule 13G filed on January 19, 1999. Pilgrim Baxter is an investment adviser registered under the Investment Advisers Act of 1940.

 (3) Represents shares beneficially owned by AXA Financial, Inc., formerly The Equitable Companies Incorporated ("AXA") based on information in a Schedule 13G filed on February 14, 2000. All shares of the Common Stock reported as beneficially owned by AXA were directly beneficially owned by subsidiaries of AXA.

 (4) Represents shares beneficially owned by Nitin T. Mehta based on information contained in a Schedule 13G filed on June 15, 1998.

 (5) Represents shares beneficially owned by Joe D. Whisenhunt, Sr. based on information contained in a Schedule 13D filed on October 15, 1998.

 (6) Includes 23,295 shares of Common Stock owned by Trigon Resources Corporation ("Trigon"), a corporation owned by Mr. Durham and his two children and 134,574 shares of Common Stock issuable upon exercise of a warrant held by Trigon. Also includes 705,000 shares issuable upon exercise of options, 434,791 of which are exercisable within 60 days of March 31, 2000 and 112,000 shares subject to a stock bonus award, which shares will be issued in October 2003, or earlier, in the event certain performance milestones are attained. Mr. Durham's address is 22 Pelican Way, San Rafael, California 94901.

 (7) Includes 420,000 shares issuable upon exercise of options, 265,416 of which are exercisable within 60 days of March 31, 2000 and 60,000 shares subject to a stock bonus award, which shares will be issued in October 2003, or earlier, in the event certain performance milestones are attained.

 (8) Includes 153,980 shares issuable upon exercise of options, 83,235 of which are exercisable within 60 days of March 31, 2000 and 30,000 shares subject to a stock bonus award, which shares will be issued in October 2003, or earlier, in the event certain performance milestones are attained.

 (9) Includes 174,510 shares of Common Stock issuable upon exercise of options, 78,677 of which are exercisable within 60 days of March 31, 2000.

(10) Includes 121,084 Shares of Common Stock issuable upon exercise of options, 40,667 of which are exercisable within 60 days of March 31, 2000.

(11) Includes 18,000 shares issuable upon exercise of options, 17,000 of which are exercisable within 60 days of March 31, 2000.

(12) Includes 12,000 shares of Common Stock issuable upon exercise of options, 2,000 of which are exercisable within 60 days of March 31, 2000.

(13) Includes 159,322 shares issuable upon exercise of options, 159,322 of which are exercisable within 60 days of March 31, 2000.

(14) Includes 122,005 shares of Common Stock issuable upon exercise of certain warrants issued to Tullis-Dickerson Capital Focus, L.P. Also includes 22,000 shares issuable upon exercise of options held by Ms. Neuscheler, 21,000 of which are exercisable within 60 days of March 31, 2000. Ms. Neuscheler, a director of the Company, is a general partner of Tullis-Dickerson Partners, which is the general partner of Tullis-Dickerson Capital Focus, L.P. Ms. Neuscheler disclaims beneficial ownership in the shares held by Tullis-Dickerson Capital Focus, L.P., except to the extent of her pecuniary interest arising from her general partnership interest in Tullis-Dickerson Partners. Also includes 744 shares held in trust for the benefit of Susannah Dickerson and 744 shares held in trust for the benefit of Caroline Dickerson. Ms. Neuscheler disclaims beneficial ownership in such shares.

(15) Includes 10,000 shares of Common Stock issuable upon exercise of options, none of which are exercisable within 60 days of March 31, 2000.

(16) Includes 28,000 shares of Common Stock issuable upon exercise of options, 18,000 of which are exercisable within 60 days of March 31, 2000.

(17) Includes 23,295 shares of Common Stock owned by Trigon Resources Corporation ("Trigon"), a corporation owned by Mr. Durham and his two children and 134,574 shares of Common Stock issuable upon exercise of a warrant held by Trigon. Includes 2,211,865 shares issuable upon exercise of options, 1,154,067 of which shares are exercisable within 60 days of March 31, 2000 and 202,000 shares subject to a stock bonus award, which shares will be issued in October 2003, or earlier, in the event certain performance milestones are attained.

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

        Michael King, a director of the Company, is the Chief Executive Officer of Healthscribe, Inc., a provider of transcription services. During 1999, QuadraMed paid a total of $717,278 to Healthscribe, Inc. for transcription services.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       QUADRAMED CORPORATION

Date: April 30, 2000
                                       By:  /s/ KEITH M. ROBERTS
                                            ------------------------------------
                                            Keith M. Roberts
                                            Executive Vice President,
                                            General Counsel and Secretary

        Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:


             SIGNATURE                                  TITLE                            DATE
             ---------                                  -----                            ----
/s/ JAMES D. DURHAM                    Chairman of the Board                           April 30, 2000
----------------------------------     and Chief Executive Officer
          James D Durham               (Principal Executive Officer)

/s/ JOHN V. CRACCHIOLO                 President,                                      April 30, 2000
----------------------------------     Chief Financial Officer and Secretary
          John V. Cracchiolo           (Principal Financial Officer)

/s/ ALBERT L. GREENE                   Director                                        April 30, 2000
-----------------------------------
         Albert L. Greene

/s/ SCOTT GROSS                        Director                                        April 30, 2000
-----------------------------------
         Scott Gross

/s/ MICHAEL J. KING                    Director                                        April 30, 2000
-----------------------------------
         Michael J. King

/s/ E. A. ROSKOVENSKY                  Director                                        April 30, 2000
-----------------------------------
         E. A. Roskovensky

/s/ CORNELIUS T. RYAN                  Director                                        April 30, 2000
-----------------------------------
         Cornelius T. Ryan

                              QUADRAMED CORPORATION

                         1999 FORM 10-K/A ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                             PAGE
PART III....................................................................   2

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............   2

ITEM 11.   EXECUTIVE COMPENSATION...........................................   7

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  15

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  17

SIGNATURES..................................................................  18