Form 10-Q
period 2000-03-31
QUADRAMED CORP
filed 2000-05-15
CIK 1018833

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             FOR THE TRANSITION PERIOD FROM __________ TO __________


                         COMMISSION FILE NUMBER: 0-21031


                              QUADRAMED CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                     DELAWARE                                   52-1992861
           (State or Other Jurisdiction                      (I.R.S. Employer
         of Incorporation or Organization)                  Identification No.)

                     22 Pelican Way
                San Rafael, CA  94901                              94901
     (Address of Principal Executive Offices)                   (Zip Code)


   Registrant's Telephone Number, Including Area Code: (415)482-2100

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of May 10, 2000, there were 25,476,794 shares of the Registrant's Common Stock outstanding, par value $0.01. This quarterly report on Form 10-Q consists of 28 pages of which this is page 1. The Exhibit Index is located at page 22.


================================================================================

                              QUADRAMED CORPORATION

                                TABLE OF CONTENTS



                                                                                 PAGE
                                                                                NUMBER
                                                                                ------
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements (unaudited)                                 3

                  Condensed Consolidated Balance Sheets as of                      3
                  March 31, 2000 and December 31, 1999

                  Condensed Consolidated Statements of Operations                  4
                  for the three months ended March 31, 2000 and 1999

                  Condensed Consolidated Statements of Cash Flows                  5
                  for the three months ended March 31, 2000 and 1999

                  Notes to Condensed Consolidated Financial Statements             6

          Item 2. Management's Discussion and Analysis of Financial               10
                  Condition and Results of Operations

          Item 3. Quantitative and Qualitative Disclosures About Market Risk      14

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings                                               22

          Item 2. Changes in Securities and Use of Proceeds                       22

          Item 3. Defaults Upon Senior Securities                                 22

          Item 4. Submission of Matters to a Vote of Security Holders             22

          Item 5. Other Information                                               22

          Item 6. Exhibits and Reports on Form 8-K                                22

Part I. Financial Information
Item 1. Financial Statements

                              QUADRAMED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                       MARCH 31,      DECEMBER 31,
                                                         2000            1999
                                                       ---------      ------------
                                                      (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $  13,995       $  11,565
  Restricted cash and short-term investments              14,900           1,000
  Short-term investments                                   7,816          19,109
  Accounts receivable, net                                56,447          59,740
  Unbilled receivables                                     8,299          17,027
  Notes and other receivables                                737           2,390
  Prepaid expenses and other current assets                6,775           6,260
                                                       ---------       ---------
      Total current assets                               108,969         117,091

  Long-term investments                                       --          12,102
  Long-term notes receivable                               3,600           3,600
  Equipment, net                                          12,953          12,849
  Capitalized software development costs, net              8,262           8,958
  Acquired software, net                                   7,687           8,211
  Intangibles, net                                        39,825          42,268
  Investments in equity securities                         2,622           4,700
  Other long-term assets                                   9,890           9,550
                                                       ---------       ---------
      Total assets                                     $ 193,808       $ 219,329
                                                       =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of capital lease obligations      $     422       $     437
  Notes payable                                               22              24
  Accounts payable                                         3,325           3,604
  Accrued liabilities                                     21,479          24,324
  Deferred revenue                                        12,379           7,767
                                                       ---------       ---------
      Total current liabilities                           37,627          36,156

  Capital lease obligations, less current portion            207             207
  Convertible subordinated debentures                    115,000         115,000
  Net liabilities of discontinued operations               4,858           5,385
                                                       ---------       ---------
      Total liabilities                                  157,692         156,748
                                                       ---------       ---------
STOCKHOLDERS' EQUITY:
  Common stock                                               188             187
  Additional paid-in capital                             271,602         270,691
  Deferred compensation                                   (2,351)         (2,519)
  Accumulated other comprehensive loss                    (2,303)           (287)
  Accumulated deficit                                   (231,020)       (205,491)
                                                       ---------       ---------
      Total stockholders' equity                          36,116          62,581
                                                       ---------       ---------
      Total liabilities & stockholders' equity         $ 193,808       $ 219,329
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

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                -----------------------
                                                  2000           1999
                                                --------       --------
                                                              (Restated)
REVENUES:
  Licenses                                      $ 18,171       $ 33,729
  Services                                        29,116         26,343
                                                --------       --------
        Total revenues                            47,287         60,072
                                                --------       --------
OPERATING EXPENSES:
  Cost of licenses                                14,148         13,485
  Cost of services                                18,839         16,307
  General and administration                      10,135          7,500
  Sales and marketing                              6,634          5,152
  Research and development                         6,330          5,696
  Amortization of intangibles                      2,285          2,132
  Acquisition costs                                   --          6,335
  Non-recurring charges                           12,054         18,754
  Impairment of intangible assets                    927         10,592
                                                --------       --------
        Total operating expenses                  71,352         85,953
                                                --------       --------
LOSS FROM OPERATIONS                             (24,065)       (25,881)
OTHER INCOME (EXPENSE), NET:
  Interest expense, net                           (1,204)          (456)
  Other income (expense), net                        (60)            72
                                                --------       --------
        Total other expense, net                  (1,264)          (384)
                                                --------       --------
LOSS BEFORE PROVISION FOR INCOME TAXES           (25,329)       (26,265)
  Provision for income taxes                        (200)          (199)
                                                --------       --------
NET LOSS                                        $(25,529)      $(26,464)
                                                ========       ========
NET LOSS PER BASIC AND DILUTED SHARE            $  (1.00)      $  (1.08)
                                                ========       ========
BASIC AND DILUTED WEIGHTED AVERAGE
  SHARES OUTSTANDING                              25,404         24,523
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

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     -----------------------
                                                                        2000          1999
                                                                    ---------      ---------
                                                                                   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(25,529)      $(26,464)
  Adjustments to reconcile net loss to net cash
  used for operating activities:
     Depreciation and amortization                                     3,457          4,287
     Amortization of deferred compensation                               168            197
     Cash flows from discontinued operations                            (527)        (1,081)
     Write-off of capital software                                     1,150             --
     Impairment of intangible assets                                     927         10,592
     Noncash settlement of litigation                                     28             --
     Changes in assets and liabilities, net of acquisitions:
       Accounts receivable and unbilled receivables, net              12,021            142
       Prepaid expenses and other                                        798         (2,394)
       Accounts payable and accrued liabilities                       (3,124)        13,402
       Deferred revenue                                                4,612           (880)
                                                                    --------       --------
           Cash used in operating activities                          (6,019)        (2,199)
                                                                    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for immaterial acquisition                                  (244)            --
  Purchase of non-marketable investments                                  --         (3,000)
  Maturity (purchase) of available-for-sale securities, net            9,557        (26,962)
  Additions to equipment                                              (1,089)          (440)
  Restricted cash                                                         --         (1,000)
  Increase in notes receivable and other                                  --         (1,448)
  Capitalization of computer software development costs                 (643)        (1,018)
                                                                    --------       --------
           Cash provided by (used for) investing activities            7,581        (33,868)

                                                                    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal on capital lease obligations                     (15)           (71)
  Borrowings (repayments) under notes and loans payable                   (2)        (2,731)
  Issuance of common stock through Employee Stock Purchase Plan          448            514
  Proceeds from exercise of common stock options and
  warrants to purchase stock                                             437          3,372
                                                                    --------       --------
           Cash provided by financing activities                         868          1,084
                                                                    --------       --------
Net increase (decrease) in cash and cash equivalents                   2,430        (34,983)
CASH AND CASH EQUIVALENTS, beginning of period                        11,565         66,531
                                                                    --------       --------
CASH AND CASH EQUIVALENTS, end of period                            $ 13,995       $ 31,548
                                                                    ========       ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

  Unrealized gain (loss) on investments                             $ (2,016)      $     75
  Security interest in marketable securities related to
  line of credit                                                     (13,900)            --
  Conversion of note receivable to
  equity investment in VantageMed                                   $     --       $    500

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              QUADRAMED CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K. The unaudited information contained herein has been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of the Company's management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2000 or any other future period.

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

Net Loss Per Share

   Basic net loss available to common stockholders per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss available to common stockholders per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants (using the treasury stock method) and convertible subordinated debentures (using the if converted method). Common equivalent shares are excluded from the dilutive computation only if their effect is anti-dilutive. As the Company recorded a net loss in the three months ended March 31, 2000 and 1999, no common equivalent shares are included in diluted weighted average common shares outstanding for those periods.

Comprehensive Income

   In 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which was adopted by the Company in the first quarter of 1998. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it.

   The components of comprehensive loss for the three months ended March 31, 2000 are as follows:

                                                          THREE MONTHS
                                                         ENDED MARCH 31,

                                                   2000                1999
                                                 --------            --------
          Net loss                              $(25,529)           $(26,464)
          Unrealized gain (loss) on
               available-for-sale Securities      (2,016)                 75
                                                --------            --------
          Comprehensive loss                    $(27,545)           $(26,389)
                                                ========            ========


3. Acquisitions

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


4. Convertible Subordinated Debt

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

5. Line of Credit and Debt Guarantee

       In connection with the acquisition of Compucare in March 1999, the Company assumed a $7,000,000 revolving credit and security agreement arrangement with Compucare's bank. The Company paid interest at a rate of prime plus 1.5 percent. The line of credit was repaid and terminated by the Company in March 1999. Compucare also had $1,000,000 of stand-by letters of credit under a bank financing agreement. In March 1999, the Company secured all the stand-by letters of credit with a $1,000,000 certificate of deposit, recorded in the balance sheet as restricted cash. As of March 31, 2000, none of the letters of credit were drawn upon.

   In September 1998, the Company entered into an arrangement to guarantee a line of credit of another company for up to $12.5 million. Outstanding balances under the line of credit accrue interest at 8.5% and are due October 1, 2001. The Company was required to meet specific financial covenants in connection with this arrangement to guarantee the line of credit. The Company was not in compliance with certain covenants under this agreement as of December 31, 1999. These covenants were waived in exchange for a perfected security interest in the Company's marketable securities of $13.9 million effective March 1, 2000. The Company has also entered into a reseller agreement with the same company. Under the terms of the reseller agreement, the Company has a non-exclusive license to resell the company's software. This reseller agreement remains in effect for an initial term of three years, expiring in September 2001, and thereafter is subject to renewal for additional one year terms.

6. Discontinued Operations

   In connection with the acquisition of Compucare in March 1999, the Company assumed the net liabilities of discontinued operations from certain prior acquisitions of Compucare. In November 1996, Compucare consummated the sale of Antrim Corporation ("Antrim"), a wholly-owned subsidiary of Compucare. In December of 1996, Compucare announced it was evaluating a plan of "spin-off" or sale of operations of Health Systems Integration, Inc. ("HSII"), a wholly-owned subsidiary of Compucare. Compucare completed transactions related to the sale of HSII's intellectual property and the majority of its customer base in December 1997. The results of operations for the three months ended March 31, 2000 and 1999, respectively, present Antrim and HSII as discontinued operations. Results from discontinued operations for the three months ended March 31, 2000 and 1999 were not material. The assets and liabilities related to the discontinued operations have been segregated on each of the aforementioned balance sheets. Net liabilities related to discontinued operations at March 31, 2000 were $4,858,000.

7. Non-recurring Charges

   During the first quarter of 2000, the Company recorded approximately $12.1 million of non-recurring charges. Those charges were primarily related to the sunsetting of the EnOvation product, the write-down of certain other receivables, the payments to employees for severance agreements and costs associated with office closures. The charge also included costs related to further product integration efforts and product consolidation.

   During the first quarter of 1999, the Company recorded approximately $18.8 million of non-recurring charges. Those charges consisted primarily of severance payments and future rent and lease obligations associated with the closing of several duplicative operating facilities primarily within the Company's Business Office Division and certain integration costs related to prior acquisitions. Future rents and lease obligations are expected to be paid through July 2003. At December 31, 1999, there was $1,467,000 accrued for future rents and lease obligations.

   The following table sets forth the Company's restructuring reserve and the activity against the reserve (in thousands):


                                                              Additions
                                       Balance at             Charged to                      Balance at
Description                         December 31, 1999     Costs and Expenses    Payments    March 31, 2000
-----------                         -----------------     ------------------    --------    --------------
Rents and lease obligations ......        $1,467                $    --         $ (360)          $1,107
                                          ------                -------         -------          ------
  Total Restructuring Accrual ....        $1,467                $    --         $ (360)          $1,107
                                          ======                =======         =======          ======

8. Impairment of Intangibles

   During the quarter ended March 31, 2000, the Company recorded a $927,000 charge for the write-down of certain intangible assets. The intangible assets were associated with the Business Office Division, and were related to the acquisition of Velox in 1998. In accordance with SFAS No. 121, "Impairment of Long-Lived Assets", projected cash flows from this product line were not sufficient to cover future amortization of the intangible assets and therefore were written-down during the quarter ended March 31, 2000.

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

9. Segment Reporting

   The Company reported on three operating segments in 2000 and 1999: the Business Office Division(BO), the Health Information Management Division(HIM), and the Enterprise Division(ENT). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses. The Company does not track long-lived assets by segment and therefore related disclosures are not relevant and are not presented.

   The Company's reportable segments are strategic business units that offer different products and services. Each segment, with its own unique position in the healthcare technology marketplace, yields individual technology and service criteria. The Company's business lines in the Business Office Division target a provider's chief financial officer as the primary buyer. The division's solutions address the complex administrative and financial management demands placed on healthcare organizations today, providing the technology and expertise to increase cash flow and reduce administrative costs. The division is comprised of the following product and service categories: decision support, patient-focused solutions, electronic business office, managed care, executive information systems and business office outsourcing.

   QuadraMed's Health Information Management Division's business lines primarily target medical records directors, as well as chief financial officers throughout the provider system. The division is comprised of the following products and services: coding and abstracting, compliance, document imaging and workflow, and HIM outsourcing and consulting.

   The Company's Enterprise Division consists primarily of Compucare and provides enterprise systems to providers and integrated delivery networks.

   Less than 5% of the Company's revenues were generated from Canada. The Company developed its business divisions as a result of various acquisitions during 1998. As such, financial performance was not reported to management in this manner prior to 1998.

   For the quarter ended March 31, 2000 and 1999, respectively, the following table reports selected segment information required by SFAS No. 131:


                                            2000                                          1999
                         ------------------------------------------   ------------------------------------------
                           BO        HIM         ENT         TOTAL      BO         HIM       ENT          TOTAL
                         -------    ------    ----------    -------   -------    -------  ----------    --------
License revenues         $ 4,736   $ 4,172    $  9,263     $ 18,171   $13,556    $ 6,964  $ 13,209      $ 33,729
Service revenues           7,098    22,018          --       29,116     5,751     20,592        --        26,343
                         -------   -------     -------      -------   -------    -------   -------      --------
Total revenue             11,834    26,190       9,263       47,287    19,307     27,556    13,209        60,072

Segment earnings (loss)  $(4,278)  $(2,086)   $(19,165)    $(25,529)  $   947    $(5,594) $(21,817)     $(26,464)

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

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company will adopt SAB 101 as required in the second quarter of 2000. Management is evaluating the effect that such adoption of SAB 101 will have on the financial position or results of the operations of the Company.

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

Overview

   QuadraMed Corporation (QuadraMed) leverages its industry expertise and product breadth to deliver product and service solutions that link the nation's hospitals to their diverse constituents, including payors, physicians, patients, insurers and governmental agencies. We are focused on customer service excellence and delivering a return on investment for our customers through increased efficiency and improved cash flow. We have implemented our solutions in approximately 4,000 provider sites, representing more than 60% of the nation's hospitals.

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

   We have expanded significantly since our inception in 1993, primarily through the acquisition of other businesses, products and services. Accordingly, our consolidated financial statements have been restated to include historical results of entities acquired on a pooling of interests basis. The addition of historical results of acquired entities should be considered when reading the period to period comparisons. Additionally, reference is made to the consolidated financial statements and notes thereto for the effect of such acquisitions.

   As of March 31, 2000, QuadraMed and its subsidiaries had more than 4,000 customers, approximately 80% of which were hospitals, located in all 50 states, the District of Columbia, Canada, Puerto Rico, South Africa and Singapore. We expect to maintain a high percentage of hospital customers, but also expect our customer mix to transition to a higher percentage of other providers, including integrated delivery health care systems ("IDSs"), as well as physicians, payors and employers. No single customer accounted for more than 10% of our revenues in 1999 or the quarter ended March 31, 2000.

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

Revenues

   License. License revenues for the quarter ended March 31, 2000 decreased 46.1% to $18.2 million, compared to $33.7 million in the same period last year. The decrease in license revenues was due principally to a decrease in sales due to delayed purchase decisions resulting from concerns regarding government regulations and Y2K. License revenues include license, installation, consulting and post-contract support fees, third-party hardware sales and other revenues related to licensing of our software products.

   Service. Service revenues for the quarter ended March 31, 2000 increased 10.5% to $29.1 million, compared to $26.3 million in the same period last year. The increase in service revenues was due principally to new customers associated with our health information management outsourcing, compliance and specialty audit services business.

Cost of Revenues

   Cost of licenses. Cost of license revenues for the quarter ended March 31, 2000 increased 4.9% to $14.1 million, compared to $13.5 million in the same period last year. Cost of licenses consists primarily of salaries, benefits and allocated costs related to software installations, hardware costs, customer support and royalties to third parties. As a percentage of license revenues, cost of licenses increased to 77.9% in the quarter ended March 31, 2000, from 40.0% in the same period last year. The increase in cost of licenses was principally due to additional personnel hired to support software installations and customer support. The increase in cost of licenses as a percentage of license revenues during the quarter was principally due to the significant decrease in licensing revenue.

   Cost of services. Cost of service revenues for the quarter ended March 31, 2000 increased 15.5% to $18.8 million, compared to $16.3 million, in the same period last year. Cost of services includes expenses associated with services performed in connection with health information management and business office outsourcing, compliance and consulting services. As a percentage of service revenues, cost of services increased to 64.7% in the quarter ended March 31, 2000 from 61.9% in the same period last year. The increase in cost of services was due principally to additional operating costs associated with the health information management outsourcing services and to a lesser extent, the hiring of additional compliance consultants. Cost of services as a percentage of service revenues increased for the quarter ended March 31, 2000, principally due to a lower revenue contribution from the health information management outsourcing business unit because of the additional operating costs.

Operating Expenses

   General and Administration. General and administration expenses for the quarter ended March 31, 2000 increased 35.1% to $10.1 million, compared to $7.5 million in the same period last year, and as a percentage of total revenues increased to 21.4% for the quarter ended March 31, 2000 from 12.5% in the same period last year. The increase in general and administration expenses in absolute dollars and as a percentage of total revenues for the quarter ended March 31, 2000 was principally due to outside services provided, legal, auditor fees, recruitment fees, along with an increase in employee benefit programs. In addition, general and administration as a percentage of revenue increased due to a smaller revenue base.

   Sales and Marketing. Sales and marketing expenses for the quarter ended March 31, 2000 increased 28.8% to $6.6 million, compared to $5.2 million in the same period last year, and increased as a percentage of total revenues to 14.0% from 8.6% in the same period last year. The increase in sales and marketing expenses resulted principally from the addition of sales and marketing personnel in 2000 and higher advertising costs. As a percentage of total revenues, sales and marketing expenses increased principally due to a smaller revenue base.

   Research and Development. Research and development expenses for the quarter ended March 31, 2000 increased 11.1% to $6.3 million, compared to $5.7 million in the same period last year and as a percentage of total revenues increased to 13.4% from 9.5% in the same period last year. Research and development expenses increased principally due to the addition of software developers for the purpose of migrating and integrating our products to a consistent architecture. QuadraMed capitalized $643,000 and $1,018,000 of software development costs in the three months ended March 31, 2000 and 1999, respectively, which represented 9.2% and 15.2% of total research and development expenditures for the three months ended March 31, 2000 and 1999, respectively. We believe that research and development expenditures are essential to maintaining our competitive position. As a result, we intend to continue to make investments in the development of new products and in the further integration of acquired technologies into our suite of products.

   Amortization of Intangibles. Amortization of intangibles for the quarter ended March 31, 2000 increased to $2.3 million compared to $2.1 million in the same periods last year. The increase in the amortization of intangibles is principally due to the acquisition of MedData in the second quarter of 1999.

   Acquisition Costs. QuadraMed incurred $6.3 million of acquisition costs for the quarter ended March 31, 1999. These acquisition costs related to the Compucare acquisition in 1999. Such costs were primarily for financial advisor fees of approximately $5.4 million incurred by QuadraMed and Compucare and to a lesser extent, legal and accounting fees of approximately $900,000. There were no acquisition charges in the first quarter of 2000.

   Non-recurring Charges. During the first quarter of 2000, QuadraMed recorded approximately $12.1 million of non-recurring charges. Those charges were primarily related to the sunsetting of the EnOvation product, the write-down of certain other receivables, the payments to employees for severance agreements and costs associated with office closures. The charge also included costs related to further product integration efforts and product consolidation. Non-recurring charges of $18.8 million in the first quarter of 1999 were associated with the closing of duplicative operating facilities within several of our business units. These charges consisted primarily of severance payments and future rent and lease obligations.

   Intangible assets. We recorded a $927,000 charge in 2000 to write-down certain intangible assets related to acquisition of Velox in 1998. We recorded a $10.6 million charge in 1999 to write-down certain intangible assets related to acquisitions of companies made in 1997 and 1998. The write-down related to the acquisitions of Synergy, InterLink, Velox and American Hospital Directory.

   Interest Income (Expense), Net. Interest expense, net was $1.2 million in the quarter ended March 31, 2000, compared to $456,000 for the same period last year. Interest expense in 2000 and 1999 was principally due to QuadraMed's $115 million Convertible Subordinated Debentures which closed in April 1998, partially offset by interest income from QuadraMed's cash and investments. The increase in interest expense in 2000 compared to 1999 is due to less interest income, from a smaller portfolio of investments, to offset the expense.

   Provision for income taxes. Provision for income taxes in the quarter ended March 31, 2000 was $200,000, which is consistent with the same period last year. The provision for income taxes is primarily due to state and alternative minimum tax liabilities on certain of the Company's legal entities. For financial reporting purposes, a 100% valuation allowance has been recorded against the Company's deferred tax assets under SFAS No. 109, "Accounting for Income Taxes."

Liquidity and Capital Resources

   At March 31, 2000, QuadraMed had $14.0 million in cash and cash equivalents compared to $11.6 million at December 31, 1999.

   In October 1996, QuadraMed completed its initial public offering of common stock, which resulted in net proceeds of approximately $26.4 million. In October 1997, we completed a follow-on offering of common stock, which resulted in net proceeds of approximately $57.3 million. In April 1998, QuadraMed completed an offering of $115.0 million principal amount of Convertible Subordinated Debentures, including the initial purchasers' over-allotment option. The debentures are due May 1, 2005 and bear interest, which is payable semi-annually at 5.25 percent per annum. Proceeds from the offering were $110.8 million.

   Net cash used in operating activities was $6.0 million and $2.2 million in the three months ended March 31, 2000 and 1999, respectively. Net cash used in operating activities in the three months ended March 31, 2000 related to the net loss for the period, offset by the increase in the deferred revenue for annual maintenance fees and the decrease in accounts receivable and unbilled receivables related to the sunsetting of the EnOvation product. Net cash used in the operating activities for the three months ended March 31, 2000 related to the net loss for the period, offset by the write-down of certain intangible assets and the increase in accounts payable and accrued liabilities related to the closure of several duplicative office facilities.

   Net cash provided by investing activities was $7.6 million in the three months ended March 31, 2000. Net cash used for investing activities was $33.9 million in the three months ended March 31, 1999. Investing activities for 2000 were principally provided by the maturity of long-term investments. Investing activities for 1999 primarily included the purchase of short and long-term investments from the proceeds from our offering of $115.0 million Convertible Subordinated Debentures and the additional equity investment of $3.0 million in VantageMed.

   Net cash provided by financing activities was $868,000 and $1.1 million in the three months ended March 31, 2000 and 1999, respectively. Financing activities in the three months ended March 31, 2000 primarily related to the proceeds from the exercise of common stock options and the purchase through the Employee Stock Purchase Plan. Financing activities in the three months ended March 31, 1999 related to the repayment of the outstanding balances under the line of credit assumed as part of the Compucare acquisition, offset by the proceeds from the exercise of common stock options and purchase through the Employee Stock Purchase Plan.

   QuadraMed believes that its current cash and investments and borrowing capacity will be sufficient to fund operations at least through December 31, 2000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

   QuadraMed's exposure to market risk for changes in interest rates primarily relates to its investment portfolio and Subordinated Convertible Debentures. The Company invests in high-quality issuers and includes money market funds, corporate debt securities and securities issued by the United States Government. It is the Company's intent to ensure the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk. The Company continually reviews both its investment policy and its investments to ensure this objective is being met.

CERTAIN FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

   We incurred net losses of $19.5 million and $12.3 million in fiscal years 1998 and 1999, respectively, and a net loss of $25.5 million for the fiscal quarter ended March 31, 2000. As of March 31, 2000, our accumulated deficit was $231.0 million. These losses include write-offs for acquired in-process research and development of $14.5 million and $1.7 million in fiscal years 1998 and 1999 respectively. In connection with our acquisitions, we have and will incur significant non-recurring charges and we will be required to amortize significant expenses related to goodwill and other intangible assets in future periods. It is uncertain whether we will be able to achieve or sustain revenue growth or profitability on a quarterly or annual basis.

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

- significant competition for acquisition opportunities in our industry, which may intensify due to increasing consolidation in the health care industry, thereby increasing the costs of capitalizing on acquisition opportunities; and

- competition for acquisition opportunities with other companies that have significantly greater financial and management resources than us.

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

RISKS RELATED TO HOSPITAL AND MANAGED CARE MARKETS; UNCERTAINTY IN THE HEALTHCARE INDUSTRY

   A substantial portion of our revenues has been and is expected to be, derived from the sale of software products and services to hospitals. Consolidation in the health care industry, particularly in the hospital and managed care markets, could cause a decrease in the number of existing or potential purchasers of our products and services, which could adversely affect our business. In addition, the decision to purchase our products often involves the approval of several members of management of a hospital or health care provider. Consequently, it is difficult for us to predict the timing or outcome of the buying decisions of our customers or potential customers.

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

SHARES ELIGIBLE FOR FUTURE SALE

   Future sales of Common Stock by existing stockholders under Rule 144 of the Securities Act and through the exercise of registration rights could lower the market price of our Common Stock. As of March 31, 2000, approximately 2,272,230 shares were available for sale in the public market subject to compliance with Rule 144. Certain of our existing stockholders holding an aggregate of 1,179,220 shares of Common Stock as of March 31, 2000 have rights under certain circumstances to require us to register their shares for future sale.

   In September 1998, we closed the acquisition of IMN. In connection with the acquisition of IMN, we issued an aggregate of 1,550,000 shares of Common Stock. In June 1998, we closed the acquisition of Pyramid. In connection with the acquisition of Pyramid, we issued an aggregate of 2,784,508 shares of Common Stock and warrants to purchase 62,710 shares of Common Stock. In connection with the acquisition of Compucare, we issued an aggregate of 2,957,000 shares of common stock. All of these shares were registered for resale under the Securities Act.

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

RISK OF PRODUCT-RELATED CLAIMS

   Some of our products and services are used in the payment, collection, coding and billing of health care claims and the administration of managed care contracts. If our employees or our products fail to accurately assess, process or collect these claims, our customers may file claims against us. We have been and currently are involved in claims for money damages related to services provided by our accounts receivable management business. We maintain insurance to protect against certain claims associated with the use of our products, but there can be no assurance that our insurance coverage would adequately cover any claim brought against us. A successful claim brought against us that is in excess of, or is not covered by, our insurance coverage could adversely affect our business, financial condition and results of operations.
Even a claim without merit could result in significant legal defense costs and would consume management time and resources. We do not know whether we will be subject to material claims in the future which may result in liability in excess of our insurance coverage, or which our insurance may not cover. We may not be able to obtain appropriate insurance in the future at commercially reasonable rates. In addition, if we were found liable, we would have to significantly alter our products resulting in additional unanticipated research and development expenses.

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

VOLATILITY OF STOCK PRICE

   The stock market in general, and the Nasdaq National Market, has historically experienced extreme price and volume fluctuations that have often been unrelated to the operating performance of companies and which has affected the market price of securities of many companies. The trading price of our Common Stock has been and is likely to continue to be highly volatile and could also be subject to significant fluctuations in price in response to such factors as:

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

(a)    Exhibits.


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

              10.5   1999 Supplemental Stock Option Plan for QuadraMed. (22)

              10.6 Lease dated February 26, 1996 for facilities located at 1345 Campus Parkway, Building M, Block #930, Lot #51.02,

                     Neptune, New Jersey.(1)

              10.7   Lease dated November 19, 1998 for facilities located at 22
                     Pelican Way, San Rafael, California.(22)

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

              10.56  Employment Agreement dated April 1, 1999 between Patrick
                     Ahearn and QuadraMed. (21)

              10.57  Employment Agreement dated April 1, 1999 between Keith
                     Roberts and QuadraMed. (21)

              10.58  Reserved.

              10.59  Employment Agreement dated May 18, 1999 between John V.
                     Cracchiolo and QuadraMed. (21)

              21     List of subsidiaries of QuadraMed.

              27.1   Financial Data Schedule for the Quarter Ended 03/31/2000.

              27.2   Financial Data Schedule for the Quarter Ended 03/31/1999.

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

(22) Incorporated herein by reference from our Annual Report on Form 10-K, as filed with the Commission on March 30, 2000, as amended May 1, 2000.

(b) Reports on Form 8-K:

        The Company filed a report on Form 8-K on March 31, 2000 in which it reported changes in registrant's certifying accountant.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       QUADRAMED CORPORATION (Company)


Date: May __, 2000                     By: /s/ JAMES D. DURHAM
                                           -------------------------------------
                                           James D. Durham
                                           Chairman of the Board and Chief
                                           Executive Officer (Principal
                                           Executive Officer


                                       By: /s/ JOHN V.CRACCHIOLO
                                           -------------------------------------
                                           John V. Cracchiolo
                                           President, Chief Financial Officer
                                           And Secretary (Principal
                                           Financial Officer)




                                   EXHIBIT INDEX




EXHIBIT
  NO.
-------
    27.1       Financial Data Schedule for the Quarter Ended 03/31/2000

    27.2       Financial Date Schedule for the Quarter Ended 03/31/1999