Form 10-K/A
period 1999-12-31
QUADRAMED CORP
filed 2000-05-26
CIK 1018833

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 2

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

   The aggregate market value of voting stock held by non-affiliates of the Registrant, as of March 31, 2000 was approximately $102,490,363 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   On March 31, 2000, approximately 25,473,688 shares of the Registrant's Common Stock, $0.01 par value per share, were outstanding.

                                 AMENDMENT NO. 2

        The undersigned Registrant hereby amends Items 10, 11, 12 and 13 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and files such amended Items herewith. The undersigned Registrant also amends Item 14(c) of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 by adding Exhibits 10.60, 10.61, 10.62, 10.63, 10.64 and 10.65 which are described in Item 14(c) and files such exhibits herewith.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following sets forth certain information concerning the Company's directors as of March 31, 2000:

     NAME                 AGE                      POSITION
     ----                 ---                      --------
James D. Durham(1).........53   Chairman of the Board and Chief Executive Officer
Albert L. Greene(2)........50   Director
Joan P. Neuscheler(3)......39   Director
Michael J. King(4).........61   Director
E.A. Roskovensky(2)........54   Director
Scott Gross(2).............54   Director
Cornelius T. Ryan(1).......69   Director

(1)  Term of office expires at the 2002 Annual Meeting of Stockholders.
(2)  Term of office expires at the 2000 Annual Meeting of Stockholders.
(3)  Resigned on April 27, 2000.
(4)  Term of office expires at the 2001 Annual Meeting of Stockholders.

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

     Joan P. Neuscheler became a director of the Company in March 1994 and resigned on April 27, 2000. Ms. Neuscheler has been a general partner of Tullis-Dickerson Partners, a venture capital firm, since September 1992, and the President and Chief Financial Officer of Tullis-Dickerson & Co., Inc. since April 1989. Tullis-Dickerson Partners is the general partner of Tullis-Dickerson Capital Focus, L.P., a stockholder of the Company. Ms. Neuscheler is also a director of several privately held companies.

     Michael J. King has been a director of the Company since May 1999. Mr. King has been the Chief Executive Officer of Healthscribe, Inc. since June 1999.
From September 9, 1996 until May 1999, Mr. King served as Chairman of the Board of Directors and Chief Executive Officer of The Compucare Company, a healthcare information systems company which was acquired by QuadraMed in March 1999.
Prior to joining The Compucare Company, Mr. King was Chairman of the Board of Directors, Chief Executive Officer and President of Software AG of the
Americas, a leader in Enterprise Information Systems. Mr. King previously served as President and Chief Executive Officer of Computer Entry Systems Corp. and has held various high-level positions at Marietta Data Systems and the Hoskyns Group in the United Kingdom. Mr. King holds a degree in Mechanical Engineering from the University of Sheffield and a M.B.A. equivalent in Management Studies from the University of Hatfield.

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

                                   MANAGEMENT

     The following sets forth the names, ages and positions of the Company's executive officers and certain key employees as of March 31, 2000:

            NAME              AGE                               POSITION
            ----              ---                               --------
James D. Durham.............  53    Chairman of the Board and Chief Executive Officer
John V. Cracchiolo..........  43    President, Chief Financial Officer
                                    and Secretary
Keith M. Roberts............  35    Executive Vice President, General Counsel
                                    and Assistant Secretary
Nancy Nelson................  47    Executive Vice President and Chief Operating Officer
Patrick Ahearn..............  45    Executive Vice President, Product Management
Michael Wilstead............  42    Executive Vice President, Sales and Marketing
Randall MacDonald...........  38    Executive Vice President, Customer Services
Andrew Rushmere.............  42    Executive Vice President, Research and Development
Michelle Philpot............  34    Vice President, Finance and Chief Accounting Officer

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

     Keith M. Roberts was the Company's Executive Vice President, General Counsel and Assistant Secretary on March 31, 2000. He resigned in April 2000. Mr. Roberts joined the Company in March 1997 as Vice President and General Counsel and became Executive Vice President, General Counsel and Assistant Secretary in February 1998. Mr. Roberts served as the Company's Chief Financial Officer from June 1998 to April 1999. From May 1995 to March 1997, Mr. Roberts was an associate of Brobeck, Phleger & Harrison LLP, a private law firm. From September 1992 to May 1995,

Mr. Roberts was an associate of Hale & Dorr, a private law firm. Mr. Roberts holds a J.D. from Stanford Law School and a B.A. in Economics and Philosophy from the University of Rochester.

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

     Randall R. Macdonald serves as Executive Vice President of Customer Services. Prior to joining QuadraMed in June 1998, Mr. Macdonald held a similar position at Pyramid Health Group, Inc., a cash flow management services company, which he joined in February 1998. Prior to that date, Mr. Macdonald held positions as Manager of Information Technology Management for Nissan Motor Corporation USA and as a senior manager with Andersen Consulting. Mr. Macdonald holds a Bachelor of Science degree from San Diego State University. He is a member of the Project Management Institute.

     Andrew K. Rushmere, Executive Vice President of Research and Development, joined the Company in January 2000 as Executive Vice President of Research and Development. Most recently, Mr. Rushmere served as vice president at Superior Consulting, where he was responsible for strategic marketing as well as business development opportunities and partnerships. Prior to his tenure at Superior, Mr. Rushmere served as president of Aviant Information, Inc., a division of Whittaker Corporation. Mr. Rushmere began his work with Whittaker Corporation as vice president of XYPlex/Hughes LAN Systems. Mr. Rushmere has also held positions at Persetel Networks as chief technology officer and strategic marketing vice president, at Grinaker Networks Systems as national sales manager, at Quality Assured as president and at Hewlett Packard as senior technical sales manager. Mr. Rushmere earned a T3 in electrical engineering from SA Navy and a marketing degree from the College of Marketing in South Africa.

     Michelle Philpot was Vice President of Finance and Chief Accounting Officer of the Company on March 31, 2000. She resigned in May 2000. Prior to joining QuadraMed in July 1996, Ms. Philpot held positions as manager of worldwide reporting and assistant controller for Digidesign, Inc., a developer of audio editing software and systems. Ms. Philpot also spent four years in the audit department at PricewaterhouseCoopers. Ms. Philpot holds a bachelor of science in business from California State University-Sacramento. She is a Certified Public Accountant.

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

ITEM 11. EXECUTIVE COMPENSATION

                 SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table sets forth certain information regarding the compensation earned during the last three fiscal years by (i) the Company's Chief Executive Officer and (ii) each of the five other most highly compensated executive officers of the Company serving as such as of the end of the last fiscal year whose total annual salary and bonus exceeded $100,000, for services rendered in all capacities to the Company and its subsidiaries. Such individuals will be hereafter referred to as the "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION         LONG-TERM COMPENSATION
                                        --------------------    ------------------------------
                                                                RESTRICTED       SECURITIES
     NAME AND PRINCIPAL        FISCAL                             STOCK          UNDERLYING        ALL OTHER
          POSITION              YEAR     SALARY      BONUS        AWARDS      OPTIONS/WARRANTS    COMPENSATION
     ------------------        ------   --------    --------    ----------    ----------------    ------------
James D. Durham..............   1999    $374,000    $367,307            --        100,000            $60,007(5)
  Chairman of the Board and     1998     275,000     412,500    $1,862,000(3)     300,000             30,021(5)
  Chief Executive Officer       1997     225,000     100,000            --        305,000                 --
John V. Cracchiolo...........   1999     256,000     251,580            --         75,000              3,977(5)
  President                     1998     200,000     210,000       997,500(3)     150,000              2,017(5)
                                1997     159,375(1)  103,000            --        155,000                 --
Keith M. Roberts.............   1999     210,000      84,000            --         35,000                 --
  Executive Vice President      1998     159,375(2)  131,250       498,750(3)      35,000                 --
  Counsel                       1997      98,958(4)   50,000            --        100,000                 --
Nancy Nelson.................   1999     206,000      92,700            --        125,000                 --
  Executive Vice President
  and                           1998     190,000      76,220            --         14,853                 --
  Chief Operating Officer       1997     158,750      55,500            --         34,657                 --
Patrick Ahearn...............   1999     200,000          --            --         20,000                 --
  Executive Vice President      1998      49,134(6)       --            --        100,000                 --
  Product Management
Michael Wilstead.............   1999     182,951      50,000            --         90,000                 --
  Executive Vice President      1998     111,911(7)    3,833            --         10,000                 --
  Sales and Marketing



---------------

 (1) Effective August 1997, Mr. Cracchiolo's annual salary was increased from $150,000 to $175,000 by the Board of Directors.

 (2) Effective July 1998, Mr. Robert's annual salary was increased from $150,000 to $175,000 by the Board of Directors.

 (3) In October 1998, each of Mr. Durham, Mr. Cracchiolo and Mr. Roberts was awarded a right to receive 112,000, 60,000 and 30,000 shares of Common Stock, respectively, under the Company's 1996 Stock Incentive Plan, such shares to be issued in October, 2003, without payment from the recipient, provided that each such individual remains in the Company's service through such date. The amounts shown represent the dollar value of the awards based on the market price of the underlying shares of Common Stock on the date of the bonus share awards in October 1998. As of the last day of the 1999 fiscal year, the value of the bonus share awards held by each such individual, based on the market price of the underlying shares of Common Stock on that date, was the following: Mr. Durham - $976,528; Mr. Cracchiolo - $523,140; and Mr. Roberts - $261,570. No dividends are payable with respect to the bonus share awards until such time as the underlying shares of Common Stock have been issued.

 (4) Represents salary paid from March 1997 through December 1997.

 (5) Represents the cash value benefit of split-dollar life insurance premiums paid by the Company. The dollar value was established using the demand loan valuation method for the whole life portion of the premium paid by the Company, projected on an actuarial basis. See "Employment Agreements; Change In Control Arrangements" below.

 (6) Represents salary paid from September 1998 through December 1998.

 (7) Represents salary paid from June 1998 through December 1998. Includes $27,200 of relocation expense reimbursement.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information concerning the stock option grants made to each of the Named Executive Officers during the 1999 fiscal year. No stock appreciation rights were granted during the 1999 fiscal year to the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                             INDIVIDUAL GRANTS                       POTENTIAL
                                            ---------------------------------------------------   REALIZABLE VALUE
                                                         PERCENT OF                              AT ASSUMED ANNUAL
                                                           TOTAL                                   RATES OF STOCK
                                            NUMBER OF     OPTIONS                                PRICE APPRECIATION
                                            SECURITIES   GRANTED TO                                  FOR OPTION
                                            UNDERLYING   EMPLOYEES   EXERCISE OR                      TERM(3)
                                             OPTIONS     IN FISCAL    BASE PRICE   EXPIRATION  --------------------
                   NAME                     GRANTED(1)      1999     PER SHARE(2)     DATE       5%         10%
                   ----                     ----------   ----------  ------------- ---------- ---------  -----------
James D. Durham...........................   100,000      3.9%        $8.3125       5/18/09    $522,769   $1,324,798
John V. Cracchiolo........................    75,000      3.0%         8.3125       5/18/09    $392,076      993,599
Keith M. Roberts..........................    35,000      1.4%         7.3750       12/7/09    $162,333      411,385
Nancy Nelson..............................   100,000      3.9%         8.7500       3/22/09    $550,283    1,394,525
Nancy Nelson..............................    25,000      1.0%         7.3750       12/7/09    $115,952      293,846
Patrick Ahearn............................    20,000      0.8%         8.3125       5/18/09    $104,554      264,960
Michael Wilstead..........................    20,000      0.8%         8.7500       3/22/09    $110,057      296,835
Michael Wilstead..........................    35,000      1.4%         8.3125       5/18/09    $182,969      575,241
Michael Wilstead..........................    35,000      1.4%         7.3750       12/7/09    $162,333      631,022


(1) Each option set forth in the table above has a maximum term of ten (10) years measured from the grant date, subject to earlier termination upon the executive officer's termination of service with the Company. Each option becomes exercisable for 25% of the option shares upon the optionee's completion of one year of service measured from the grant date and becomes exercisable for the remaining shares in equal monthly installments over the next three years of service thereafter. The option will immediately become exercisable for all of the option shares upon an acquisition of the Company by merger or asset sale unless the options are assumed by the successor corporation.

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

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                         NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                       (#) SHARES                       UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS AT
                        ACQUIRED                      OPTIONS AT FISCAL YEAR-END            FISCAL YEAR-END(1)
                           ON         ($) VALUE     ------------------------------    ------------------------------
        NAME            EXERCISE     REALIZED(2)    EXERCISABLE    NON-EXERCISABLE    EXERCISABLE    NON-EXERCISABLE
        ----           ----------    -----------    -----------    ---------------    -----------    ---------------
James D. Durham......   355,600(3)   $2,622,550(3)    481,345(4)       358,229         $      0         $40,650
John V. Cracchiolo...        --              --       214,896          205,104          198,760          30,488
Keith M. Roberts.....        --              --        70,354           83,626               --          47,040
Nancy Nelson.........        --              --        49,510          125,000          110,061          33,600
Patrick Ahearn.......        --              --        30,251           90,833            5,386           8,130
Michael Wilstead.....        --              --         3,333           96,667               --          61,628

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

 Automatic Option Grant Program

     Under the Automatic Option Grant Program, each individual who is first elected or appointed as a non-employee Board member receives at the time of such initial election or appointment an automatic option grant for 10,000 shares of Common Stock, provided such individual was not previously in the Company's employ. At each annual stockholders meeting, each individual who is to continue in service as a non-employee Board member is automatically granted at that meeting an option to purchase 4,000 shares of Common Stock, provided such individual has served as a non-employee Board member for at least six (6) months.

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

     Mr. Gross received an option for 10,000 shares upon his appointment to the Board in March 2000, at an exercise price of $5 per share. Mr. Ryan received an option for 10,000 shares upon his re-appointment to the Board in March 2000, at an exercise price of $5 per share. On the date of the 2000 Annual Meeting, each continuing Board member will receive an option for 4,000 shares at an exercise price per share equal to the fair market value on that date.

Discretionary Option Grant Program

     Under the Discretionary Option Grant Program, eligible individuals in the Company's employ or service (including non-employee Board members, officers and consultants) may, at the discretion of the Compensation Committee of the Board, as Plan Administrator, be granted options to purchase shares of Common Stock at an exercise price not less than 100% of their fair market value on the grant date. The Compensation Committee has complete discretion to determine the vesting schedule, maximum term and the status under Federal tax laws of any such option grant. No non-employee Board member received any option grants under the Discretionary Option Grant Program during the 1999 fiscal year.

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

     In April 1999, the Company entered into a letter agreement with Nancy Nelson, Executive Vice President and Chief Operating Officer. Pursuant to the letter agreement, Ms. Nelson was to receive a base salary of $206.000. In January 2000, Ms. Nelson's base salary was increased to $245,000. Ms. Nelson is also eligible for such annual cash bonuses as the Board of Directors in its discretion shall award. The letter agreement also contains the following severance provisions: (i) if Ms. Nelson dies, her estate will receive a special termination payment equal to one months' salary and (ii) if Ms. Nelson is terminated by reason of disability or an Involuntary Termination other than a Termination for Cause (as those terms are defined in the letter agreement), Ms. Nelson will receive an aggregate amount equal to her then current annual rate of base salary and will also continue to receive for a period of 12 months her life, health and disability and other benefits. In addition, upon a Change in Control or an Involuntary Termination other than a Termination for Cause, Ms. Nelson's outstanding options and all restricted or unvested Common Stock held by her will vest immediately and remain exercisable for a period of three years thereafter. The term of the agreement is two years from the effective date and shall be extended automatically on each succeeding anniversary of the effective date of the agreement for an additional one (1) year period unless, not later than three (3) months preceding such anniversary date, the Company shall have given written notice to Ms. Nelson that it will not extend the term of the letter agreement.

     In 1998 the Company entered into split-dollar life insurance agreements with Messrs. Durham and Cracchiolo pursuant to which the Company agreed to pay premiums due on life insurance policies for Messrs. Durham and Cracchiolo. Under the terms of the agreements, the Company is reimbursed for the amount of the premiums it pays on the policies at such time as the split dollar life insurance agreements are terminated, the trusts surrender or cancel the policies, or when death benefit proceeds are paid under the policies. Such repayment has been secured by the assignment of the policies to the Company as collateral.

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

Deferred Compensation Plan

     Effective January 1, 2000 QuadraMed adopted a deferred compensation plan (the"DCP") the purpose of which is to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors who contribute materially to the continued growth, development and future business success of QuadraMed. The DCP is unfunded for tax purposes and for purposes of Title I of ERISA. A committee of the board of directors is responsible, in its sole discretion, to select the employees and directors to participate in the DCP.

     Under the DCP, a participant may elect to defer for each plan year a minimum amount of $2,000 of his or her base annual salary and a minimum amount of $2,000 of his or her annual bonus, and a maximum amount of 90% (less applicable withholding) of his or her base annual salary, a maximum amount of 90% (less applicable withholding) of his or her annual bonus, and 100% of his or her director's fees. QuadraMed may, in its sole discretion, credit any amount it desires to any participant's company contribution account. QuadraMed is required to contribute a matching amount equal to 50% of a participant's annual deferral amount, up to 2% of such participant's total annual compensation for each plan year, to the participant's company contribution account. The amount contributed by a participant is 100% vested at all times. The amount contributed by QuadraMed is vested in relation to each participant's years of service after January 1, 2000 as follows: (a) 0% if less than 1 year; (b) 25% for 1 year; (c) 50% for 2 years; (d) 75% for 3 years; and (e) 100% for 4 years or more. In the event of a change in control or involuntary termination of employment, other than a termination of employment for cause, a participant's company contribution account immediately becomes 100% vested.

Stock Exchange Deferred Compensation Plan

     Effective January 3, 2000, QuadraMed adopted a Stock Exchange Deferred Compensation Plan (the "SEDCP") the purpose of which is to provide specified benefits to, and help retain, a select group of management and highly compensated employees who contribute materially to the continued growth, development and future business success of QuadraMed. The SEDCP is unfunded for tax purposes and for purposes of Title I of ERISA. A committee of the board of directors is responsible, in its sole discretion, to select the employees to participate in the SEDCP.


     Under the SEDCP, QuadraMed is required to credit an amount to a participant's account under the SEDCP as of the date specified in the participant's Exchange Agreement. One-half of the amount so credited must be credited to the participant's company stock account and the other half must be credited to the participant's other investments account. A participant is vested in his or her SEDCP account in relation to each participant's years of service after January 3, 2000 as follows: (a) 0% if less than 3 years and (b) 100% if 3 years or more. In the event of a change in control, a participant's death, disability, retirement or involuntary termination of employment, other than a termination of employment for cause, a participant's SEDCP account immediately becomes 100% vested.


     On January 3, 2000, James Durham entered into an Exchange Agreement with QuadraMed pursuant to which Mr. Durham agreed that the stock options previously granted to him in 1998 to acquire 300,000 shares of stock in QuadraMed would be cancelled and in consideration for such cancellation, Mr. Durham would receive an amount equal to $2,416,000 which would be credited to his SEDCP account in accordance with the SEDCP. As of March 31, 2000, Mr. Durham's years of service for purposes of vesting in his SEDCP account, which is based on years of service after January 3, 2000, were three months.

     On January 3, 2000, John Cracchiolo entered into an Exchange Agreement with QuadraMed pursuant to which Mr. Cracchiolo agreed that the stock options previously granted to him in 1998 to acquire 150,000 shares of stock in QuadraMed would be cancelled and in consideration for such cancellation, Mr. Cracchiolo would receive an amount equal to $1,208,000 which would be credited to his SEDCP account in accordance with the SEDCP. As of March 31, 2000, Mr. Cracchiolo's years of service for purposes of vesting in his SEDCP account, which is based on years of service after January 3, 2000, were three months.

Supplemental Executive Retirement Plan

     Effective January 1, 2000, QuadraMed adopted a Supplemental Executive Retirement Plan (the "SERP") the purpose of which is to provide specified benefits to, and help retain, a select group of management and highly compensated employees who contribute materially to the continued growth, development and future business success of QuadraMed. The SERP is unfunded for tax purposes and for purposes of Title I of ERISA. A committee of the board of directors is responsible, in its sole discretion, to select the employees to participate in the SERP.

     Under the SERP, participants receive a 20-year installment benefit, payable monthly and commencing at age sixty (60), equal to the product of 0.05 multiplied by such participant's highest annual compensation multiplied by his or her years of service (not to exceed 13) multiplied by 1/12. A participant is vested in his or her SERP benefit in relation to such participant's years of participation in the plan on the date of termination of employment, as follows:
(a) 0% if less than 7 years and (b) 100% if 7 years or more. In the event of a change in control, a participant's death, disability, retirement or involuntary termination of employment, other than a termination of employment for cause, a participant becomes immediately vested in his or her SERP benefit. In the event of an involuntary termination, other than for cause, a participant is entitled to a lump sum amount, rather than the installment payments described above, equal to the actuarial equivalent of a 20-year monthly installment payment equal to the product of 0.65 multiplied by the participant's highest annual compensation multiplied by 1/12.

     The following table shows the estimated annual payments payable at normal retirement to a SERP participant. The benefits shown in the table are not subject to offset for Social Security or other benefits.

                               Pension Plan Table

                        Annual Benefits Upon Retirement
                        With Years of Service Indicated

Highest Annual
Compensation                  5 Years             10 Years            15 Years
--------------                -------             --------            --------
$500,000                      $125,000            $250,000            $325,000
$600,000                       150,000             300,000             390,000
$700,000                       175,000             350,000             455,000
$800,000                       200,000             400,000             520,000
$900,000                       225,000             450,000             585,000

     For purposes of the SERP, "highest annual compensation" means a participant's highest annual compensation, including salary and bonuses, during the participant's last ten years of employment. The "salary" and "bonuses" used to determine a participant's "highest annual compensation" are the same as the salary and bonuses disclosed in the "Salary" and "Bonuses" columns of the Summary Compensation Table.

     As of March 31, 2000, the "years of service" for Mr. Durham and Mr. Cracchiolo were approximately 6.5 years and 5 years, respectively. For purposes of vesting under the SERP, as of March 31, 2000 the "period of plan participation" for both Mr. Durham and Mr. Cracchiolo was three months. No other officers of the Company were participants in the SERP as of March 31, 2000.

Grantor Trust Agreement

        Effective January 1, 2000, QuadraMed entered into a Grantor Trust Agreement with Wachovia Bank, N.A. pursuant to which QuadraMed agreed to make contributions to a trust established pursuant to the agreement to satisfy QuadraMed's obligations under the DCP, the SEDCP and the SERP. Under the terms of the agreement, upon a threatened change in control the Company is required to make contributions to the trust in an amount equal to not less than 100%, but not more than 120%, of the amount necessary to pay the participants in such plans the benefits they would be entitled to under the terms of such plans on the date the threatened change in control occurs. In the event a change in control does not occur within six months of the threatened change in control, the Company has the right to recover such funds. Upon a change in control, the Company is obligated to make an irrevocable contribution to the trust in an amount equal to not less than 100%, but not more than 120%, of the amount necessary to pay the participants in such plans the benefits they would be entitled to under the terms of such plans on the date the change in control occurs. The Company is also obligated to fund a $125,000 expense reserve for the trustee upon a threatened change in control or a change in control. A "threatened change in control" is defined to include any pending offer for the Company's outstanding shares of common stock, any pending offer to acquire the Company by merger, or any pending action or plan to effect a change in control. A "change in control" is defined to include the merger of the Company into another corporation if the Company is not the surviving corporation or if after such transaction any person or group owns more than 50% of the outstanding shares of common stock or assets of the Company, the sale or transfer to any person or group in a single transaction or a series of related transactions of more than 35% of the outstanding shares of common stock of the Company, the acquisition by any person or group of substantially all of the assets of the Company, or any other transaction the Board of Directors determines affects control of the Company and constitutes a change in control.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee during the 1999 fiscal year consisted of Mr. Roskovensky (Chairperson) and Mr. Greene. No member of such Committee was at any time during the 1999 fiscal year or at any other time an officer or employee of the Company. No executive officer of the Company served on the compensation committee or another entity or any other committee of the board of directors of another entity performing similar functions during the Company's last fiscal year.

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

                                                                 SHARES OF
                                                                COMMON STOCK
                                                           BENEFICIALLY OWNED(1)
                                                           ----------------------
                 NAME OF BENEFICIAL OWNERS                   NUMBER      PERCENT
                 -------------------------                 ----------    --------
Pilgrim Baxter & Associates, Ltd(2)......................  1,860,700        7.3%
  825 Duportail Road
  Wayne, PA 19087
AXA Financial, Inc.(3)...................................  1,408,488        5.5%
  1290 Avenue of the Americas
  New York, NY 10104
Nitin T. Mehta(4)........................................  1,326,362        5.2%
  58 Greenoaks Drive
  Atherton, CA 94027
Joe D. Whisenhunt, Sr.(5)................................  1,255,190        4.9%
  Harmony Meadows Ranch
  Route 2, Box 150
  Bee Branch, AR 72013
James D. Durham(6).......................................  1,330,469        5.2%
John V. Cracchiolo(7)....................................    480,000        1.9%
Keith M. Roberts(8)......................................    183,980          *
Nancy Nelson(9)..........................................    174,510          *
Patrick Ahearn(10).......................................    121,084          *
Michael Wilstead(11).....................................    100,000          *
Albert L. Greene(12).....................................     18,000          *
Scott Gross(13)..........................................     12,000          *
Michael J. King(14)......................................    159,322          *
Joan P. Neuscheler(15)...................................    145,493          *
E.A. Roskovensky(16).....................................     12,900          *
Cornelius T. Ryan(17)....................................     28,000          *
All executive officers and directors as a group (15
  persons)(18)...........................................  3,053,727         12%

---------------
  *  Less than one percent.

 (1) Percentage ownership is based on approximately 25,473,688 shares of Common Stock outstanding on March 31, 2000. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

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

 (5) Represents shares beneficially owned by Joe D. Whisenhunt, Sr. based on information contained in a Schedule 13D filed on October 15, 1998. Share ownership shown is less than 5% of the outstanding shares of the Company's Common Stock. Details on share ownership are provided for informational purposes only.

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

(11) Includes 100,000 shares of Common Stock issuable upon exercise of options, 18,958 of which are exercisable within 60 days of March 31, 2000.

(12) Includes 18,000 shares issuable upon exercise of options, 17,000 of which are exercisable within 60 days of March 31, 2000.

(13) Includes 12,000 shares of Common Stock issuable upon exercise of options, 2,000 of which are exercisable within 60 days of March 31, 2000.

(14) Includes 159,322 shares issuable upon exercise of options, 159,322 of which are exercisable within 60 days of March 31, 2000.

(15) Includes 122,005 shares of Common Stock issuable upon exercise of certain warrants issued to Tullis-Dickerson Capital Focus, L.P. Also includes 22,000 shares issuable upon exercise of options held by Ms. Neuscheler, 21,000 of which are exercisable within 60 days of March 31, 2000. Ms. Neuscheler, a director of the Company, is a general partner of Tullis-Dickerson Partners, which is the general partner of Tullis-Dickerson Capital Focus, L.P. Ms. Neuscheler disclaims beneficial ownership in the shares held by Tullis-Dickerson Capital Focus, L.P., except to the extent of her pecuniary interest arising from her general partnership interest in Tullis-Dickerson Partners. Also includes 744 shares held in trust for the benefit of Susannah Dickerson and 744 shares held in trust for the benefit of Caroline Dickerson. Ms. Neuscheler disclaims beneficial ownership in such shares.

(16) Includes 10,000 shares of Common Stock issuable upon exercise of options, none of which are exercisable within 60 days of March 31, 2000.

(17) Includes 28,000 shares of Common Stock issuable upon exercise of options, 18,000 of which are exercisable within 60 days of March 31, 2000.

(18) Includes 23,295 shares of Common Stock owned by Trigon Resources Corporation ("Trigon"), a corporation owned by Mr. Durham and his two children and 134,574 shares of Common Stock issuable upon exercise of a warrant held by Trigon. Includes 2,211,865 shares issuable upon exercise of options, 1,154,067 of which shares are exercisable within 60 days of March 31, 2000 and 202,000 shares subject to a stock bonus award, which shares will be issued in October 2003, or earlier, in the event certain performance milestones are attained.

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

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        Item 14(c) is hereby amended by adding the following exhibits:

10.60   QuadraMed Corporation Deferred Compensation Plan, effective January 1,
        2000

10.61 QuadraMed Corporation Stock Exchange Deferred Compensation Plan, effective January 3, 2000

10.62 Exchange Agreement dated January 3, 2000 between QuadraMed Corporation and Jim Durham

10.63 Exchange Agreement dated January 3, 2000 between QuadraMed Corporation and John Cracchiolo

10.64 QuadraMed Corporation Supplemental Executive Retirement Plan, effective January 1, 2000

10.65 Grantor Trust Agreement dated January 1, 2000 between QuadraMed Corporation and Wachovia Bank, N.A.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       QUADRAMED CORPORATION

Date: MAY 26, 2000
                                       By:  /s/ JOHN V. CRACCHIOLO
                                            ------------------------------------
                                             John V. Cracchiolo
                                             President, Chief Financial
                                             Officer and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


             SIGNATURE                                  TITLE                            DATE
             ---------                                  -----                            ----
/s/ JAMES D. DURHAM                    Chairman of the Board                           May 26, 2000
----------------------------------     and Chief Executive Officer
          James D Durham               (Principal Executive Officer)

/s/ JOHN V. CRACCHIOLO                 President,                                      May 26, 2000
----------------------------------     Chief Financial Officer and
          John V. Cracchiolo           Secretary (Principal Financial and
                                       Accounting Officer)

/s/ ALBERT L. GREENE*                  Director                                        May 26, 2000
-----------------------------------
         Albert L. Greene

/s/ SCOTT GROSS*                       Director                                        May 26, 2000
-----------------------------------
         Scott Gross

/s/ MICHAEL J. KING*                   Director                                        May 26, 2000
-----------------------------------
         Michael J. King

/s/ E. A. ROSKOVENSKY*                 Director                                        May 26, 2000
-----------------------------------
         E. A. Roskovensky

/s/ CORNELIUS T. RYAN*                 Director                                        May 26, 2000
-----------------------------------
         Cornelius T. Ryan

* By /s/ JOHN V. CRACCHIOLO
     ------------------------------
         John V. Cracchiolo,
         Attorney-In-Fact

                                  EXHIBIT INDEX

10.60   QuadraMed Corporation Deferred Compensation Plan, effective January 1,
        2000

10.61 QuadraMed Corporation Stock Exchange Deferred Compensation Plan, effective January 3, 2000

10.62 Exchange Agreement dated January 3, 2000 between QuadraMed Corporation and Jim Durham

10.63 Exchange Agreement dated January 3, 2000 between QuadraMed Corporation and John Cracchiolo

10.64 QuadraMed Corporation Supplemental Executive Retirement Plan effective January 1, 2000

10.65 Grantor Trust Agreement dated January 1, 2000 between QuadraMed Corporation and Wachovia Bank, N.A.

                              QUADRAMED CORPORATION

                         1999 FORM 10-K/A ANNUAL REPORT

                                 AMENDMENT NO. 2

                                TABLE OF CONTENTS

                                                                             PAGE
PART III....................................................................   2

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............   2

ITEM 11.   EXECUTIVE COMPENSATION...........................................   7

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  12

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  14

PART IV.....................................................................  14

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...  14

SIGNATURES..................................................................  15