Form 10-Q
period 2000-06-30
QUADRAMED CORP
filed 2000-08-14
CIK 1018833

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 10, 2000, there were 25,753,429 shares of the Registrant's Common Stock outstanding, par value $0.01. This quarterly report on Form 10-Q consists of 37 pages of which this is page 1. The Exhibit Index is located at page 37.

================================================================================

                              QUADRAMED CORPORATION

                                TABLE OF CONTENTS



                                                                                                PAGE
                                                                                                NUMBER
                                                                                               --------

PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements (unaudited)                                              3

                      Condensed Consolidated Balance Sheets as of
                      June 30, 2000 and December 31, 1999

                      Condensed Consolidated Statements of Operations                               4
                      for the three and six months ended June 30, 2000 and 1999

                      Condensed Consolidated Statements of Cash Flows                               5
                      for the six months ended June 30, 2000 and 1999

                      Notes to Condensed Consolidated Financial Statements                          6

           Item 2     Management's Discussion and Analysis of Financial                            11
                      Condition and Results of Operations

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk                   15

PART II.   OTHER INFORMATION

           Item 1.    Legal Proceedings                                                            23

           Item 2.    Changes in Securities and Use of Proceeds                                    23

           Item 3.    Defaults Upon Senior Securities                                              23

           Item 4.    Submission of Matters to a Vote of Security Holders                          23

           Item 5.    Other Information                                                            23

           Item 6.    Exhibits and Reports on Form 8-K                                             29


Part I.    Financial Information
Item 1.    Financial Statements

                              QUADRAMED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   2000             1999
                                                                                 ---------       ---------
                                                                                (UNAUDITED)      (RESTATED)

                                                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                     $  16,523       $  10,623
   Restricted cash                                                                   9,005           1,036
   Short-term investments                                                           14,758          19,109
   Accounts receivable, net                                                         35,220          51,480
   Unbilled receivables                                                              9,425          17,027
   Notes and other receivables                                                         738           2,390
   Prepaid expenses and other current assets                                         5,168           6,072
                                                                                 ---------       ---------
         Total current assets                                                       90,837         107,737

   Long-term investments                                                                --          12,102
   Long-term notes receivable                                                        3,600           3,600
   Equipment, net                                                                   11,611          11,839
   Capitalized software development costs, net                                      11,265           8,958
   Acquired software, net                                                            1,862           8,211
   Intangibles, net                                                                 31,226          38,533
   Non-marketable investments                                                       22,257          14,210
   Other long-term assets                                                            7,160           9,471
                                                                                 ---------       ---------
         Total assets                                                            $ 179,818       $ 214,661
                                                                                 =========       =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of capital lease obligations                               $     416       $     437
   Notes payable                                                                        20              24
   Accounts payable                                                                  1,759           3,392
   Accrued liabilities                                                              18,431          20,377
   Deferred revenue                                                                  9,136           7,258
                                                                                 ---------       ---------
         Total current liabilities                                                  29,762          31,488

   Capital lease obligations, less current portion                                     207             207
   Convertible subordinated debentures                                             115,000         115,000
   Net liabilities of discontinued operations                                        4,712           5,385
                                                                                 ---------       ---------
         Total liabilities                                                         149,681         152,080
                                                                                 ---------       ---------
STOCKHOLDERS' EQUITY:
   Common stock                                                                        192             187
   Additional paid-in capital                                                      268,799         270,691
   Deferred compensation                                                                --          (2,519)
   Accumulated other comprehensive loss                                             (3,748)           (287)
   Accumulated deficit                                                            (235,106)       (205,491)
                                                                                 ---------       ---------
         Total stockholders' equity                                                 30,137          62,581
                                                                                 ---------       ---------
         Total liabilities & stockholders' equity                                $ 179,818       $ 214,661
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

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        JUNE 30,                       JUNE 30,
                                               -------------------------       -------------------------
                                                  2000            1999            2000            1999
                                               ---------       ---------       ---------       ---------
                                                      (Restated)                       (Restated)
REVENUES:
   Licenses                                    $  22,905       $  29,676       $  41,075       $  63,405
   Services                                       13,420          16,586          28,429          32,358
                                               ---------       ---------       ---------       ---------
   Total revenues                                 36,325          46,262          69,504          95,763
                                               ---------       ---------       ---------       ---------
OPERATING EXPENSES:
   Cost of licenses                               13,301          12,195          27,450          25,680
   Cost of services                                9,397           9,782          20,412          20,847
   General and administration                      5,603           4,329          11,506           8,110
   Sales and marketing                             5,648           5,456          11,581          10,592
   Research and development                        5,555           4,950          11,384          10,494
   Amortization of intangibles                     1,430           1,684           3,606           3,792
   Acquisition costs                                  --             563              --           6,898
   Non-recurring charges                          15,899              --          28,319          18,754
   Impairment of intangible assets                    --              --             927          10,592
                                               ---------       ---------       ---------       ---------
         Total operating expenses                 56,833          38,959         115,185         115,759
                                               ---------       ---------       ---------       ---------

INCOME (LOSS) FROM OPERATIONS                    (20,508)          7,303         (45,681)        (19,996)
OTHER INCOME (EXPENSE), NET:
   Interest expense, net                          (1,155)           (636)         (2,359)         (1,092)
     Other income (expense), net                     (19)             53             (79)            126
                                               ---------       ---------       ---------       ---------
         Total other expense, net                 (1,174)           (583)         (2,438)           (966)
                                               ---------       ---------       ---------       ---------

INCOME(LOSS)BEFORE PROVISION FOR
INCOME TAXES                                     (21,682)          6,720         (48,119)        (20,962)
Provision for income taxes                          (127)           (797)           (160)           (814)
                                               ---------       ---------       ---------       ---------
INCOME(LOSS)FROM CONTINUING OPERATIONS         $ (21,809)      $   5,923       $ (48,279)      $ (21,776)
                                               ---------       ---------       ---------       ---------

DISCONTINUED OPERATIONS:
   Income from discontinued operations,
       net of tax                                    514           1,395           1,458           2,629
   Gain on sale of assets, net of tax             17,208              --          17,208              --
                                               ---------       ---------       ---------       ---------
NET INCOME (LOSS)                              $  (4,087)      $   7,318       $ (29,613)      $ (19,146)
                                               =========       =========       =========       =========

EARNINGS PER COMMON SHARE:
   DILUTED
     Continuing operations                     $   (0.85)      $    0.24       $   (1.89)      $   (0.95)
     Discontinued operations                        0.02            0.05            0.06            0.12
     Discontinued operations-gain on sale           0.67              --            0.68              --
                                               ---------       ---------       ---------       ---------
         Net Income (Loss)                     $   (0.16)      $    0.29       $   (1.16)      $   (0.84)
                                               =========       =========       =========       =========

   BASIC
     Continuing operations                     $   (0.85)      $    0.24       $   (1.89)      $   (0.95)
     Discontinued operations                        0.02            0.05            0.06            0.12
     Discontinued operations-gain on sale           0.67              --            0.68              --
                                               ---------       ---------       ---------       ---------
         Net Income (Loss)                     $   (0.16)      $    0.29       $   (1.16)      $   (0.84)
                                               =========       =========       =========       =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Diluted                                        25,547          25,192          25,478          22,838
   Basic                                          25,547          24,820          25,478          22,838

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                     ---------------------------
                                                                       2000           1999
                                                                     --------       --------
                                                                                   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $(29,613)      $(19,147)
  Adjustments to reconcile net loss to net cash
  used for operating activities:
     Depreciation and amortization                                      6,434          6,288
     Amortization of deferred compensation                              2,519            394
     Cash flows from discontinued operations                             (673)        (3,639)
     Gain on sale of assets (net of tax)                              (17,208)            --
     Write-off of capital software                                         --             --
     Impairment of intangible assets                                      927             --
     Noncash settlement of litigation                                      --         10,592
     Changes in assets and liabilities, net of acquisitions:
       Accounts receivable and unbilled receivables, net               25,514         (5,685)
       Prepaid expenses and other                                       3,214         (9,881)
       Accounts payable and accrued liabilities                        (3,578)        (2,539)
       Deferred revenue                                                 1,878         (2,144)
                                                                     --------       --------
           Cash provided by (used in) operating activities            (10,586)       (25,761)
                                                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for immaterial acquisition                                     --           (762)
  Sale of assets                                                       17,208             --
  Purchase of technology rights                                            --         (6,000)
  Write-off of technology rights                                        6,000             --
  Investment in ChartOne                                              (11,661)            --
  Purchase of non-marketable investments                                   --         (3,000)
  Maturity (purchase) of available-for-sale securities, net            11,612          7,153
  Additions to equipment                                               (1,978)        (2,021)
  Restricted cash                                                      (2,974)            --
  Increase in notes receivable and other                                   --         (2,542)
  Capitalization of computer software development costs                   193         (2,218)
                                                                     --------       --------
           Cash provided by (used for) investing activities            18,400         (9,390)

                                                                     --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal on capital lease obligations                      (21)          (254)
  Borrowings (repayments) under notes and loans payable                    (5)       (21,888)
  Issuance of common stock through Employee Stock Purchase Plan        (1,888)            --
  Proceeds from exercise of common stock options and
  warrants to purchase stock                                               --          2,675
                                                                     --------       --------
           Cash provided by (used for) financing activities            (1,914)       (19,467)
                                                                     --------       --------
Net increase (decrease) in cash and cash equivalents                    5,900        (54,618)
CASH AND CASH EQUIVALENTS, beginning of period                         10,623         65,899
                                                                     --------       --------
CASH AND CASH EQUIVALENTS, end of period                             $ 16,523       $ 11,281
                                                                     ========       ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

  Unrealized gain (loss) on investments                              $ (3,461)      $     --
  Security interest in marketable securities related to
  line of credit                                                      (13,900)            --
  Conversion of note receivable to
  equity investment in VantageMed                                    $     --       $    500


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              QUADRAMED CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

1.   Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K. The unaudited information contained herein has been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of the Company's management, includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. Management is continuing to review the Company's financial statements. Although the review is not expected to result in any material adjustments, certain additional adjustments may be made. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2000 or any other future period.


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


Net Income (Loss) Per Share

     Basic net income (loss) available to common stockholders per share is computed using the weighted average number of common shares outstanding during the period. Diluted net (loss) available to common stockholders per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants (using the treasury stock method) and convertible subordinated debentures (using the if converted method). Common equivalent shares are excluded from the dilutive computation only if their effect is anti-dilutive. As the Company recorded a net (loss) in the three months ended June 30, 2000, and in the six months ended June 30, 2000 and 1999 no common equivalent shares are included in diluted weighted average common shares outstanding for those periods.


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

     The components of comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999 are as follows:



                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                JUNE 30,                            JUNE 30,

                                         2000                1999             2000            1999
                                       --------            --------         --------        --------
Net income (loss)                      $(4,087)             $7,318          $(29,613)       $(19,147)
Unrealized gain (loss) on
  available-for-sale Securities         (1,445)               (199)           (3,461)           (124)
                                       -------              ------          --------        --------
Comprehensive income (loss)            $(5,532)             $7,119          $(33,074)       $(19,271)
                                       =======              ======          ========        ========


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

     The Company acquired Med Data in July 1999. The original entry to record the transaction included $4,901,000 to Intangibles, net (goodwill). Based upon an asset valuation prepared by an independent consulting firm the Intangibles, net (goodwill) amount should have been $1,310,000. In June 2000 the Company reclassified $2,873,000 ($3,591,000 less amortization of $718,000) to Capitalized Software from Intangibles, net (goodwill).


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


5.   Line of Credit and Debt Guarantee

     At June 30, 2000, the Company had $7,005,000 of stand-by letters of credit outstanding under several bank-financing agreements. The stand-by letters of credit are secured with $7,005,000 in certificates of deposit. Additionally the Company has $2,000,000 in escrow guaranteeing the payment of interest on a line of credit for another company. The $9,005,000 is recorded as restricted cash on the condensed balance sheet.


6.   Discontinued Operations

     In connection with the acquisition of Compucare in March 1999, the Company assumed the net liabilities of discontinued operations from certain prior acquisitions of Compucare. In November 1996, Compucare consummated the sale of Antrim Corporation ("Antrim"), a wholly owned subsidiary of Compucare. In December of 1996, Compucare announced it was evaluating a plan of "spin-off" or sale of operations of Health Systems Integration, Inc. ("HSII"), a wholly owned subsidiary of Compucare. Compucare completed transactions related to the sale of HSII's intellectual property and the majority of its customer base in December 1997. Discontinued operations for the three and six months ended June 30, 2000 and 1999, respectively, present Antrim and HSII as discontinued operations. Results from discontinued operations for Antrim and HSII for the three and six months ended June 30, 2000 and 1999 were not material. The assets and liabilities related to Antrim and HSII, have been segregated on each of the aforementioned balance sheets. Net liabilities related to discontinued operations at June 30, 2000 were $4.7 million.

     QuadraMed created a wholly owned subsidiary named ChartOne, Inc., and transferred and assigned to ChartOne the assets and liabilities of its Released of Information Division (ROI) business pursuant to the terms of an Asset Contribution Agreement dated May 3, 2000. On June 7, 2000, ChartOne, Inc., completed the sale of 2,520,000 shares of its Series A Preferred Stock to Warburg, Pincus Equity Partners, L.P. and certain of its affiliates, and Prudential Securities Group, Inc. for an aggregate cash purchase of $25.2 million. The sale of the securities was made pursuant to the terms of a Securities Purchase Agreement, dated May 5, 2000. On the basis of these transactions, QuadraMed recorded a gain on sale of ChartOne for the three and six months ended June 30, 2000 of $17,208,000 (net of income tax expense of $800,000).

     Results of the ROI Division have been included in discontinued operations for all periods, as required by APB-30. For the three months ended June 30, 2000 and 1999, income from discontinued operations were $514,000 (net of income tax expense of $73,000) and $1,458,000 (net of income tax expense of $240,000), respectively. For the six months ended June 30, 2000 and 1999, income from discontinued operations were $1,395,000 (net of income tax expense of $140,000) and $2,629,000 (net of income tax expense of $323,000), respectively.

     The ROI Division's revenues for the three months ended June 30, 2000 and 1999 were $9.7 million and $11.3 million respectively. For the six months ended June 30, 2000 and 1999 revenues were $23.8 million and $21.9 million respectively.

     The following is a summary of the net assets sold on the contribution date of May 3, 2000:


                                               May 3, 2000       December 31, 1999
                                              (In thousands)       (In thousands)
                                              --------------     -----------------
Current Assets                                   $12,176              $ 9,354
Equipment and software                             1,034                1,010
Intangibles                                        3,868                3,735
Other long term assets                                84                   79
                                                 -------              -------
   Total assets                                  $17,162              $14,178
                                                 -------              -------

Current Liabilities                              $ 3,242              $ 4,668
                                                 -------              -------
   Total Liabilities                             $ 3,242              $ 4,668
                                                 -------              -------
   Net assets of discontinued operations         $13,920              $ 9,510


     The 57% interest in ChartOne that QuadraMed retains has been classified to non-marketable securities.


7.   Non-recurring Charges

     During the first and second quarter of 2000, the Company recorded approximately $28.3 million of non-recurring charges. Those charges were primarily related to the sunsetting of the EnOvation product, the write-down of certain other receivables, the payments to employees for severance agreements and costs associated with office closures. The charge also included costs related to further product integration efforts and product consolidation. Furthermore, the Company recorded a write-down of $10.6 million of HealthCast assets as well as additional expenses of $5.3 million associated with officers' separation agreements.

     During the six months ended June 30, 1999, the Company recorded approximately $18.8 million of non-recurring charges. Those charges consisted primarily of severance payments and future rent and lease obligations associated with the closing of several duplicative operating facilities primarily within the Company's Business Office Division and certain integration costs related to prior acquisitions. Future rents and lease obligations are expected to be paid through July 2003. At December 31, 1999, there was $1,467,000 accrued for future rents and lease obligations.

     The following table sets forth the Company's restructuring reserve and the activity against the reserve (in thousands):


                                                            Additions
                                      Balance at            Charged to                   Balance at
Description                         December 31, 1999   Costs and Expenses   Payments   June 30, 2000
-----------                         -----------------   ------------------   --------   --------------
Rents and lease obligations             $1,467                 $--            $(354)       $1,113
                                        ------                 ---            -----        ------
   Total Restructuring Accrual          $1,467                 $--            $(354)       $1,113
                                        ======                 ===            =====        ======


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


9.   Segment Reporting

     The Company reported on three operating segments in 2000 and 1999: the Business Office Division(BO), the Health Information Management Division(HIM), and the Enterprise Division ENT). The results of the ROI business have been excluded from all periods. They had previously been included in the HIM and BO Divisions' results. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not track long-lived assets by segment and therefore related disclosures are not relevant and are not presented.

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

     For the six months ended June 30, 2000 and 1999, respectively, the following table reports selected segment information required by SFAS No. 131:



                                                2000                                              1999
                                             (restated)                                        (restated)
                           -----------------------------------------------     ---------------------------------------------
                              BO          HIM          ENT         TOTAL          BO        HIM          ENT         TOTAL
                           --------     --------     --------     --------     --------   --------     --------     --------

License revenues           $ 11,318     $ 10,809     $ 18,948     $ 41,075     $ 23,735   $ 13,433     $ 26,238     $ 63,405
Service revenues              4,233       24,196           --       28,429        2,691     29,667           --       32,358
                           --------     --------     --------     --------     --------   --------     --------     --------
Total revenue                15,551       35,005       18,948       69,504       26,426     43,099       26,238       95,763

Segment earnings (loss)    $ (6,354)    $ (3,542)    $(19,807)    $(29,613)    $  1,031   $ (1,486)    $(18,693)    $(19,146)


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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company will adopt SAB 101 as required in the fourth quarter of 2000. Management is evaluating the effect that such adoption of SAB 101 will have on the financial position or results of the operations of the Company.

     The financial information required in this Form 10-Q by Rule 10-01 of Regulation S-X has been subject to a review by Pisenti & Brinker, the Company's independent certified public accountants, as described in their report dated August 7, 2000.


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

     We have a significant talent pool, which, through our active participation in professional and trade organizations, has helped to shape the healthcare information technology industry. We also have substantial expertise in the core components required by the Health Insurance Portability and Accountability Act of 1996 (HIPAA). In addition to our web-enabled solutions, we have developed the American Hospital Directory(ahd.com), the most comprehensive resource for hospital and healthcare benchmarking on the worldwide web. Our site is the only one of its kind to integrate data from the American Hospital Association.

     We have expanded significantly since our inception in 1993, primarily through the acquisition of other businesses, products and services. Accordingly, our consolidated financial statements have been restated to include historical results of entities acquired on a pooling of interests basis. The addition of historical results of acquired entities should be considered when reading the Period-to-period comparisons. Additionally, reference is made to the consolidated financial statements and notes thereto for the effect of such acquisitions.

     As of June 30, 2000, QuadraMed and its subsidiaries had more than 4,000 customers, approximately 80% of which were hospitals, located in all 50 states, the District of Columbia, Canada, Puerto Rico, South Africa and Singapore. We expect to maintain a high percentage of hospital customers, but also expect our customer mix to transition to a higher percentage of other providers, including integrated delivery health care systems ("IDSs"), as well as physicians, payors and employers. No single customer accounted for more than 10% of our revenues in 1999 or the six months ended June 30, 2000.

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


Revenues

     License. License revenues for the quarter ended June 30, 2000 decreased 22.8% to $22.9 million, compared to $29.7 million in the same period last year. For the six months ended June 30, 2000, license revenues decreased 35.2% to $41.1 million compared to $63.4 million in the same period last year. The decrease in license revenues was due principally to a decrease in sales due to delayed purchase decisions resulting from concerns regarding government regulations and from economic pressures facing the hospital industry. License revenues include license, installation, consulting and post-contract support fees, third-party hardware sales and other revenues related to licensing of our software products.

     Service. Service revenues for the quarter ended June 30, 2000 decreased 19.1% to $13.4 million, compared to $16.6 million in the same period last year. For the six months ended June 30, 2000, services revenues decreased 12.1% to $28.4 million, compared to $32.4 in the same period last year. The decrease in service revenues was due principally to the loss of hospital service contracts during the quarter.

Cost of Revenues

     Cost of licenses. Cost of license revenues for the quarter ended June 30, 2000 increased 9.1% to $13.3 million, compared to $12.2 million in the same period last year. For the six months ended June 30, 2000 cost of license revenues increased 6.9% to $27.5 million, compared to $25.7 million in the same period last year. Cost of licenses consists primarily of salaries, benefits and allocated costs related to software installations, hardware costs, customer support and royalties to third parties. As a percentage of license revenues, cost of licenses were 58.1% in the quarter ended June 30, 2000, compared with 41.1% in the same period last year. As a percentage of license revenues, cost of licenses were 66.8% in the six months ended June 30, 2000, compared with 40.5% in the same period last year. The increase in cost of services was due principally to additional operating costs associated with the health information management outsourcing services and to a lesser extent, the hiring of additional compliance consultants. Cost of services as a percentage of service revenues increased for the quarter ended June 30, 2000, principally due to a lower revenue contribution from the health information management outsourcing business unit because of the additional operating costs.

     Cost of services. Cost of service revenues for the quarter ended June 30, 2000 decreased 3.9% to $9.4 million, compared to $9.8 million, in the same period last year. For the six months ended June 30, 2000 cost of services revenues decreased 2.1% to $20.4 million, compared to $20.8 million, in the same period last year. Cost of services includes expenses associated with services performed in connection with health information management and business office outsourcing, compliance and consulting services. As a percentage of service revenues, cost of services increased to 70.0% in the quarter ended June 30, 2000 from 59.0% in the same period last year. As a percentage of service revenues, cost of services were 71.8% in the six months ended June 30, 2000 compared with 64.4% in the same period last year. The increase in cost of services was due principally to additional operating costs associated with the health information management outsourcing services and to a lesser extent, the hiring of additional compliance consultants. Cost of services as a percentage of service revenues decreased for the quarter ended June 30, 2000, principally due to a lower revenue contribution from the health information management outsourcing business unit because of the additional operating costs.

Operating Expenses

     General and Administration. General and administration expenses for the quarter ended June 30, 2000 increased 29.4% to $5.6 million, compared to $4.3 million in the same period last year, and as a percentage of total revenues increased to 15.4% for the quarter ended June 30, 2000 from 9.4% in the same period last year. For the six months ended June 30, 2000, general and administration expenses increased 41.9% to $11.5 million, compared to $8.1 million in the same period last year, and as a percentage of total revenues increased to 16.6% for the six months ended June 30, 2000 from 8.5% in the same period last year. The increase in general and administration expenses in absolute dollars and as a percentage of total revenues for the three and six months ended June 30, 2000 was principally due to outside services provided, legal, auditor fees, recruitment fees, along with an increase in employee benefit programs. In addition, general and administration as a percentage of revenue increased due to a smaller revenue base.

     Sales and Marketing. Sales and marketing expenses for the quarter ended June 30, 2000 increased 3.5% to $5.6 million, compared to $5.5 million in the same period last year, and increased as a percentage of total revenues to 15.6% from 11.8% in the same period last year. For the six months ended June 30, 2000, sales and marketing expenses increased 9.3% to $11.6 million, compared to $10.6 million in the same period last year, and increased as a percentage of total revenues to 16.7% from 11.1% in the same period last year. The increase in sales and marketing expenses resulted principally from the addition of sales and marketing personnel in 2000 and higher advertising costs. As a percentage of total revenues, sales and marketing expenses increased principally due to a smaller revenue base.

     Research and Development. Research and development expenses for the quarter ended June 30, 2000 increased 12.2% to $5.6 million, compared to $5.0 million in the same period last year, and as a percentage of total revenues increased to 15.3% from 10.7% in the same period last year. For the six months ended June 30, 2000 research and development expenses increased 8.5% to $11.4 million, compared to $10.5 million in the same period last year, and as a percentage of total revenues increased to 16.4% from 11.0% in the same period last year. Research and development expenses increased principally due to the addition of software developers for the purpose of migrating and integrating our products to a consistent architecture.

We believe that research and development expenditures are essential to maintaining our competitive position. As a result, we intend to continue to make investments in the development of new products and in the further integration of acquired technologies into our suite of products.

     Amortization of Intangibles. Amortization of intangibles for the quarter ended June 30, 2000 decreased 15.1% to $1.4 million compared to $1.7 million in the same period last year. For the six months ended June 30, 2000 amortization of intangibles decreased 4.9% to $3.6 million compared to $3.8 million in the same period last year.

     Acquisition Costs. The Company incurred $563,000 and $6.9 million of acquisition costs for the three and six months ended June 30, 1999. These acquisition costs related to the Compucare acquisition in the first quarter of 1999. Such costs were primarily for financial advisor fees of approximately $5.7 million incurred by QuadraMed and Compucare and to a lesser extent, legal and accounting fees of approximately $1.2 million. There were no acquisition charges for the three and six months ended June 30, 2000.

     Non-recurring Charges. During the first and second quarter 2000, QuadraMed recorded approximately $28.3 million of non-recurring charges. Those charges were primarily related to the sun setting of the EnOvation product, the write-down of certain other receivables, the payments to employees for severance agreements and costs associated with office closures. The charge also included costs related to further product integration efforts and product consolidation. Non-recurring charges of $18.8 million in the first quarter of 1999 were associated with the closing of duplicative operating facilities within several of our business units. These charges consisted primarily of severance payments and future rent and lease obligations. Furthermore, the Company recorded a write-down of $10.6 million of HealthCast assets, as well as additional expenses of $5.3 million associated with officers' severance agreements.

     Intangible assets. We recorded a $927,000 charge in 2000 to write-down certain intangible assets related to acquisition of Velox in 1998. We recorded a $10.6 million charge in 1999 to write-down certain intangible assets related to acquisitions of companies made in 1997 and 1998. The write-down related to the acquisitions of Synergy, InterLink, Velox and American Hospital Directory.

     Interest Income (Expense), Net. Interest expense, net was $1.2 million and $2.4 million in the three and six months ended June 30, 2000, compared to $636,000 and $1.1 million for the same period last year. Interest expense in 2000 and 1999 was principally due to QuadraMed's $115 million Convertible Subordinated Debentures, which closed in April 1998, partially offset by interest income from QuadraMed's cash and investments. The increase in interest expense in 2000 compared to 1999 is due to less interest income, from a smaller portfolio of investments, to offset the expense.

     Provision for income taxes. Provision for income taxes in the six months ended June 30, 2000 was $160,000. The provision for income taxes is primarily due to state and alternative minimum tax liabilities on certain of the Company's legal entities. For financial reporting purposes, a 100% valuation allowance has been recorded against the Company's deferred tax assets under SFAS No. 109, "Accounting for Income Taxes."


Liquidity and Capital Resources

     At June 30, 2000, QuadraMed had $16.5 million in cash and cash equivalents compared to $10.6 million at December 31, 1999.

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

     Net cash provided by (used) in operating activities was ($10.6) million and ($25.8) million in the six months ended June, 2000 and 1999, respectively. Net cash used in operating activities in the six months ended June 30, 2000 related to the net loss for the period excluding the gain on the sale of ChartOne, offset by the increase in the deferred revenue for annual maintenance fees and the decrease in accounts receivable and unbilled receivables related to the sun setting of the EnOvation product. Net cash used in the operating activities for the six months ended June 30, 2000 related to the net loss for the period, offset by the write-down of certain intangible assets and the increase in accounts payable and accrued liabilities related to the closure of several duplicative office facilities.

     Net cash provided by investing activities was $18.4 million in the six months ended June 30, 2000. Net cash used for investing activities was $9.4 million in the six months ended June 30, 1999. Investing activities for 2000 included the gain on the sale of ChartOne and the maturity of long-term investments. Investing activities for 1999 primarily included the purchase of short and long-term investments from the proceeds from our offering of $115.0 million Convertible Subordinated Debentures and the additional equity investment of $3.0 million in VantageMed.

     Net cash used in financing activities was $1.9 million and $19.5 million in the six months ended June 30, 2000 and 1999, respectively. Financing activities in the six months ended June 30, 2000 primarily related to the proceeds from the exercise of common stock options and the purchase through the Employee Stock Purchase Plan. Financing activities in the six months ended June 30, 1999 related to the repayment of the outstanding balances under the line of credit assumed as part of the Compucare acquisition, offset by the proceeds from the exercise of common stock options and purchase through the Employee Stock Purchase Plan.

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


CERTAIN FACTORS THAT MIGHT AFFECT FUTURE OPERATING RESULTS
HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

     We incurred net losses of $19.5 million and $12.3 million in fiscal years 1998 and 1999, respectively, and a net loss of $29.6 million for the six months ended June 30, 2000. As of June 30, 2000, our accumulated deficit was $235.1 million. These losses include write-offs for acquired in-process research and development of $14.5 million and $1.7 million in fiscal years 1998 and 1999 respectively. In connection with our acquisitions, we have and will incur significant non-recurring charges and we will be required to amortize significant expenses related to goodwill and other intangible assets in future periods. It is uncertain whether we will be able to achieve or sustain revenue growth or profitability on a quarterly or annual basis.


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

     We cannot accurately forecast the timing of our customer purchases due to the complex procurement decision process associated with most health care providers and payors. As a result, we typically experience sales cycles that extend over several quarters. In addition, certain products we acquired as a result of our acquisition of the Compucare Company in March 1999 have higher average selling prices and longer sales cycles than many of our other products. This may increase the volatility of our quarterly operating results. Moreover, our operating expense levels, which will increase with the addition of acquired businesses, are relatively fixed. Accordingly, if future revenues are below our expectations, we would experience a disproportionate adverse affect on our net income and financial results. Further, it is likely that, in some future quarter, our revenues or operating results may fall below the expectations of securities analysts and investors. In such an event, the trading price of our common stock would likely be materially and adversely affected.

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


Acquisition Strategy

     We will consider expansion in part through acquisitions of products, technologies and businesses. Our ability to expand successfully through acquisition depends on many factors, including:

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


RISKS ASSOCIATED WITH ACQUISITIONS, INCLUDING LITIGATION; NEED TO MANAGE CHANGING OPERATIONS

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

     From time to time, our acquisitions have resulted in disputes with the sellers of one or more of the acquired entities. We are a party to a number of legal proceedings arising out of our previous acquisitions. While we do not believe that the adverse determination of any such pending litigation, individually, would have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects, the adverse determination of such proceedings could, in the aggregate, have such a material adverse effect.

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


DEPENDENCE ON KEY PERSONNEL

     We are substantially dependent upon the continued service of our executive officers, product managers and other key sales, marketing and development personnel and have experienced significant attrition with respect to such personnel. If we fail to retain the services of any of our executive officers or fail to hire, retain and motivate other key employees, our business will be adversely affected. Furthermore, additions of new, and departures of existing, personnel could have a disruptive effect on our business and operations.


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

     The health care industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care organizations. We believe that then commercial value and appeal of our products may be adversely affected if the current health care financing and reimbursement system were to reverse our current evolution to a managed care model back to a fee-for-service model. In addition, many of our customers are providing services under capitated service agreements, and a reduction in the use of capitation arrangements as a result of regulatory or market changes could have a material adverse effect on our business, financial condition and operating results. During the past several years, the health care industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Certain proposals to reform the health care system have been and are being considered by Congress. These proposals, if enacted, could change the operating environment of our clients in ways that cannot be predicted. Health care organizations may react to these proposals by curtailing or deferring investments, including those for our products and services.

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


HIGHLY COMPETITIVE MARKET

     Competition in the market for our products and services is intense and is expected to increase. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. We compete with other providers of health care information software and services,as well as health care consulting firms. Some principal competitors include, among others:

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

     - Cardinal Health, Inc., in the market for our decision support products;

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


SHARES ELIGIBLE FOR FUTURE SALE

     Future sales of Common Stock by existing stockholders under Rule 144 of the Securities Act and through the exercise of registration rights could lower the market price of our Common Stock. As of June 30, 2000, approximately 3,161,817 shares were available for sale in the public market subject to compliance with Rule 144. Certain of our existing stockholders holding an aggregate of 1,179,220 shares of Common Stock as of June 30, 2000 have rights under certain circumstances to require us to register their shares for future sale.

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

     There is substantial litigation regarding intellectual property rights in the software industry. We expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products overlaps. We have not been notified that our products infringe upon the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against us in the future. QuadraMed may incur substantial litigation expenses in defending any such claim regardless of the merit of the claim. In the event of an unfavorable ruling on any such claim, we cannot guarantee that a license or similar agreement will be available to us on reasonable terms, if at all. Infringement may result in significant monetary liabilities, which would have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that we will be successful in the defense of these or similar claims.


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


WE MAY STILL FACE YEAR 2000 COMPLIANCE ISSUES

     As is true for most companies, the Year 2000 computer issue creates a risk for us. The year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the year 1900 rather than the year 2000. Notwithstanding significant efforts by many participants in the computer industry and corporate and other users worldwide to address what is broadly known as the Year 2000 problem, we believe that there may be computer and software products that remain coded to accept only two-digit entries in the date code field, or that have not been properly coded to properly recognize and handle all dates after January 1, 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. If systems do not correctly recognize date information, there could be an adverse impact on our operations.

     We face risks in four areas: systems used by us to run our business, systems used by our suppliers, potential warranty or other claims from our customers, and the potential reduction in spending by other companies on our products and solutions as a result of significant information systems spending on Year 2000 remediation. To date, neither we, nor any of our key third party suppliers and customers, have experienced any material Year 2000 problems that affected our business. We are continuing to monitor our computer systems and those of our key third party suppliers and customers throughout the year 2000 to ensure that any latent year 2000 problems that may arise are addressed promptly. We do not expect to experience any Year 2000 problems in the future.


RISK OF INTERRUPTION OF DATA PROCESSING

     We currently process substantially all our customer data at our facilities in San Rafael, California and Neptune, New Jersey. Although we back up our data nightly and have safeguards for emergencies such as power interruption or breakdown in temperature controls, we have no mirror-processing site to which processing could be transferred in the case of a catastrophic event at either of these facilities. In the event that a major catastrophic event occurs at either the San Rafael or the Neptune facility, possibly leading to an interruption of data processing, our business, financial condition and results of operations could be adversely affected.


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

     Further, certain provisions of our Certificate of Incorporation and Bylaws could discourage potential takeover attempts and make attempts by stockholders to change management more difficult. For example, our Board of Directors is classified into three classes of directors serving staggered, three-year terms and has the authority without action by our stockholders to impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions. In addition, our Certificate of Incorporation provides that directors may be removed only by the affirmative vote of the holders of two-thirds of the shares of capital stock of QuadraMed entitled to vote. Any vacancy on the Board of Directors may be filled only by vote of the majority of directors then in office. Further, our Certificate of Incorporation provides that any "Business Combination" (as therein defined) requires the affirmative vote of two-thirds of the shares entitled to vote, voting together as a single class. These provisions, and certain other provisions of the Certificate of Incorporation, which may have the effect of delaying proposed stockholder actions until the next annual meeting of stockholders, could have the effect of delaying or preventing a tender offer for our Common Stock or other changes of control or management of QuadraMed, which could adversely affect the market price of our Common Stock. Finally, certain provisions of Delaware law could have the effect of delaying, deterring or preventing a change in control of QuadraMed, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met.


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


CONTINUING REVIEW OF FINANCIAL STATEMENTS

     The unaudited condensed consolidated financial statements contained herein have been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. Management is continuing to review the Company's financial statements and will obtain the assistance of outside resources as deemed necessary. Management's review is not expected to result in any material adjustments or charges; however, there can be no assurance that additional adjustments and/or charges will not be required.


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings. None

Item 2.    Changes in Securities and Use of Proceeds.

           On June 7, 2000, ChartOne, Inc. ("ChartOne"), a subsidiary of the Company, completed the sale of 2,520,000 shares of its Series A Preferred Stock to Warburg, Pincus Equity Partners, L.P. and certain of its affiliates and Prudential Securities Group, Inc., for an aggregate cash purchase price of $25.2 million. The sale of the securities was made pursuant to the terms of a Securities Purchase Agreement, dated as of May 5, 2000, by and among the Company, QuadraMed Operating Corporation, certain investors named therein and ChartOne. The 2,520,000 shares of Series A Preferred Stock sold in the transaction represent approximately 43% of the shares of common stock of ChartOne calculated on a fully-diluted basis. The issuance of the Series A Preferred stock was exempt from registration under
           Section 4(2) of the Securities Act of 1933, as amended.

Item 3.    Defaults Upon Senior Securities. None

Item 4.    Submission of Matters to Vote of Security Holders. None

Item 5.    Other Information.

          (a) By letter dated June 1, 2000, the NASDAQ Stock Market, Inc. ("NASDAQ") informed the Company that the Company did not meet requirements for continued listing on the NASDAQ National Market under Maintenance Standards 1 and No. 2. The Company does not currently meet the net tangible assets test of Standard No. 1. In addition, the Company is currently not in compliance with the $5 minimum bid price for continued listing on the NASDAQ National Market under Maintenance Standard 2. The NASDAQ advised the Company that the Company's common stock would be delisted from quotation on the NASDAQ National Market if the Company is unable to demonstrate compliance with Maintenance Standards 1 and 2 on or before August 30, 2000 or has not submitted an application to transfer to the NASDAQ Small Cap Market by August 30, 2000.

               The Company is currently in negotiations with the NASDAQ relating to its continued listing on the NASDAQ National Market. The Company is evaluating various alternatives to present to the NASDAQ in order to maintain its listing. In the event the Company is unsuccessful in maintaining its NASDAQ listing, it will file an application for listing on the NASDAQ Small Cap Market. The Company believes that it currently qualifies for listing on the NASDAQ Small Cap Market.

          (b) James D. Durham Separation Agreement. The Company entered into a Separation Agreement, dated June 12, 2000, with James D. Durham, pursuant to which Mr. Durham's employment with the Company as its Chief Executive Officer and his employment agreement, dated January 1, 1999, terminated effective June 12, 2000. Mr. Durham also resigned as a director and/or officer of all subsidiaries and affiliates of the Company (except ChartOne, Inc.). The Company and Mr. Durham agreed that Mr. Durham would continue as a part-time employee of the Company and as Chairman of the Board. Mr. Durham will resign as Chairman, on or prior to December 31, 2000.

               Pursuant to the Separation Agreement, the Company shall make the following payments and provide the following benefits to Mr.
               Durham:

               (1) As payment in full of its obligations under Mr. Durham's employment agreement to pay severance benefits upon an Involuntary Termination (as defined in the employment agreement) a lump sum severance benefit of $2,316,000 and continuation for a minimum period of 24 months of all life, health and disability plan participation, benefit plans and other coverages to which Mr. Durham and his dependents are entitled.

               (2) In consideration for Mr. Durham's continued services as Chairman and a part-time employee, salary at an annual rate of $250,000 through January 1, 2001 and at a salary of $2,000 per month thereafter through December 31, 2003. Mr. Durham shall also receive the same benefits as other directors, including an initial grant of 10,000 options, an annual option grant, retainer and meeting fees.

               (3) All restrictions and repurchase rights on 112,000 restricted shares of common stock of the Company granted to Mr. Durham in October, 1998, shall be deemed to have lapsed.

               (4) Accelerated vesting of 105,208 options granted to Mr. Durham, for a total of 405,000 fully vested options, which options will remain exercisable for the full term of the applicable option agreement.

               (5) Continuation of indemnification of Mr. Durham and coverage under the Company's Directors' and Officers' Insurance, until December 31, 2007 with respect to acts occurring prior to termination of his Board membership.

               (6) Mr. Durham's interest in the QuadraMed Corporation Stock Exchange Deferred Compensation Plan and QuadraMed Corporation's Supplemental Executive Retirement Plan will continue to vest during the period of Mr. Durham's continued service as a director. Mr. Durham agreed that the changes effected by the Separation Agreement would not be treated as an involuntary termination under the Plans. Mr. Durham agreed that the changes effected by the Separation Agreement would not be treated as an Involuntary Termination under the Plans. The Company will make premium payments of approximately $500,000 with respect to life insurance policies designed to fund payments under the Stock Exchange Plan in the third and fourth fiscal quarters of 2000.

               (7) Mr. Durham is entitled to reimbursement for all customary, ordinary and necessary business expenses.

               (8) The Company will continue to pay premiums with respect to Mr. Durham's split-dollar life insurance arrangement and will continue Mr. Durham's group life insurance policy in the amount of $1,000,000 during the time Mr. Durham is serving as an employee or director of the Company.

               (9) Mr. Durham shall be entitled to gross-up payments relating to excise taxes resulting from payments by the Company to Mr. Durham.

              (10) As a condition to Mr. Durham's entitlement to the compensation, payments and benefits provided under the Separation Agreement, Mr. Durham executed and delivered to the Company an irrevocable general release. The Company also executed and delivered a general release to Mr. Durham.

          (c) John V. Cracchiolo Separation Agreement. The Company entered into a Separation Agreement, dated June 12, 2000, with John V. Cracchiolo, pursuant to which Mr. Cracchiolo's employment with the Company as its President and Chief Operating Officer and his employment agreement, dated April 1, 1999, terminated effective June 30, 2000. Mr. Cracchiolo also resigned as of June 30, 2000 as a director and/or officer of all subsidiaries and affiliates of the Company and as a trustee of the Company's pension plans. The Company and Mr. Cracchiolo agreed that Mr. Cracchiolo would provide consulting services to the Company as requested from time to time through and including October 31, 2000, for which he shall be compensated at the rate of $150 per hour.

               Pursuant to the Separation Agreement, the Company shall make the following payments and provide the following benefits to Mr.
               Cracchiolo:

               (1) As payment in full of its obligations under Mr. Cracchiolo's employment agreement to pay severance benefits upon an Involuntary Termination (as defined in the employment agreement), a lump sum severance benefit of $687,500 and continuation for a minimum period of 12 months of all life, health and disability plan participation, benefit plans and other coverages to which Mr. Cracchiolo and his dependents are entitled.

               (2) All restrictions and repurchase rights on 60,000 restricted shares of common stock of the Company granted to Mr. Cracchiolo in October, 1998, shall be deemed to have lapsed.

               (3) Accelerated vesting of 68,235 options granted to Mr. Cracchiolo, for a total of 270,000 fully vested options, which options will remain exercisable for the full term of the applicable option agreement.

               (4) Continuation of indemnification of Mr. Cracchiolo and coverage under the Company's Directors' and Officers' Insurance, until December 31, 2007 with respect to acts occurring prior to termination of his Board membership.

               (5) Mr. Cracchiolo's interest in the QuadraMed Corporation Stock Exchange Deferred Compensation Plan and QuadraMed Corporation's Supplemental Executive Retirement Plan will vest in full immediately. Mr. Cracchiolo agreed that his termination of employment would not be treated as an Involuntary Termination under the Plans and, therefore, amounts due Mr. Cracchiolo pursuant to the Plan are not payable immediately, but shall be payable in accordance with the terms thereof.

               (6) Mr. Cracchiolo agreed to forfeit all rights to payment of any kind under the Company's Supplemental Executive Retirement Plan and that his termination of employment would not be treated as an Involuntary Termination under that Plan.

               (7) Mr. Cracchiolo is entitled to reimbursement for all customary, ordinary and necessary business expenses incurred in connection with his consulting duties.

               (8) The Company will continue to pay premiums with respect to Mr. Cracchiolo's split-dollar life insurance arrangement.

               (9) Mr. Cracchiolo shall be entitled to gross-up payments relating to excise taxes resulting from payments by the Company to Mr. Cracchiolo.

              (10) As a condition to Mr. Cracchiolo's entitlement to the compensation, payments and benefits provided under the Separation Agreement, Mr. Cracchiolo executed and delivered to the Company an irrevocable general release. The Company also executed and delivered a general release to Mr. Cracchiolo.

          (d) Lawrence P. English Employment Agreement. The Company entered into a letter agreement, dated June 12, 2000, with Lawrence P. English, pursuant to which Mr. English is employed as the Company's Chief Executive Officer. The letter agreement provides that Mr. English shall be elected as a member of the Board and appointed as Chairman on or before December 31, 2000. Mr. English shall be paid for service in the 2000 calendar year a base salary at the annual rate of $400,000. Mr. English's base salary is subject to annual adjustment by the Board. In addition, Mr. English is subject to a guaranteed bonus of $100,000 upon completion of his first six months of service. Subsequent bonus ranges shall be established by the Board and payable upon achievement of performance goals. Mr. English will also be paid additional compensation in an amount of the net increase in his state income tax resulting solely from his becoming a California resident.

               Mr. English received a grant of non-qualified stock options to purchase 1,000,000 shares of common stock at an exercise price of $2.50. The options vest over a four-year period, with 250,000 options vesting after one year and the balance vesting ratably on a monthly basis thereafter.

               The letter agreement also includes the following severance provisions: (i) if Mr. English dies, his estate will be paid any unpaid compensation for services rendered through the date of death; (ii) if Mr. English is disabled, he will be paid any unpaid compensation for services rendered through the date of disability, together with any income continuation payments provided under any policies or programs funded by the Company on his behalf; (iii) if Mr. English is terminated by reason of an Involuntary Termination other than a Termination for Cause (as those terms are defined in the letter agreement), Mr. English will receive in one lump sum within thirty days of the date of such an Involuntary Termination, an aggregate amount equal to two times Mr. English's then-current base salary. Alternatively, at Mr. English's option, he may receive the severance payment in monthly installments over a one-year period following the date of Involuntary Termination. In addition, if Mr. English voluntarily resigns or is terminated by reason of Involuntary Termination (other than a Termination for Cause) during the one year period ending June 12, 2001, the Company shall make the lease payments for an apartment or condominium inhabited by Mr. English through June 12, 2001, provided the terms of the lease were reasonably approved by the Company and the Company has the right to sublease the premises.

                  Solely in connection with an Involuntary Termination (other than a Termination with Cause), and solely in the case where such Involuntary Termination is not in connection with a Change in Control (as defined in the letter agreement), Mr. English's options granted under the Company's Stock Option Plan (to the extent not otherwise vested) will automatically accelerate and vest so that at least 250,000 of such options will be immediately exercisable as of the date of termination and all such vested options shall remain exercisable for the full term of the option. In addition, to the extent any acquiring company in a Change in Control transaction does not assume or otherwise continue in force Mr. English's outstanding options, those options shall automatically accelerate and vest so that each such option, immediately prior to the Change in Control, becomes fully exercisable; such options shall terminate immediately after the Change in Control transaction.

                  On or after the closing of a transaction involving a Change in Control arising from (i) a merger or acquisition in which the Company is not the surviving entity, except for a transaction the principal purpose of which is to change the State of the Company's incorporation; (ii) a stockholder approved sale, transfer or other disposition of all or substantially all of the assets of the Company; (iii) a transfer of all or substantially all of the Company's assets pursuant to a partnership or joint venture agreement or similar arrangement where the Company's resulting interest is less than fifty percent (50%); or (iv) any reverse merger in which the Company is the surviving entity but in which fifty percent (50%) or more of the Company's outstanding voting stock is transferred to holders different from those who held the stock immediately prior to such merger, Mr. English will have the option, exercisable in his discretion within sixty (60) days of such Change in Control, to voluntarily terminate his employment under the letter agreement (the "Termination Election"). Effective upon such Termination Election, one-half of any of his options, which are unvested at the time of such Termination Election, shall accelerate and vest in full sixty
                  (60) days after such Change in Control (the "Vesting Date"). Each such Option will become immediately exercisable and fully exercisable and vested as of the Vesting Date and, together with Mr. English's other vested options, shall remain exercisable and outstanding for the full term of the option. In the event that Mr. English makes the Termination Election, he shall have no right to receive any severance payments pursuant to the letter agreement. Acceleration of Mr. English's options shall be contingent upon his continued service under the letter agreement following such Change in Control for a minimum period of sixty (60) days after such Change in Control.

                  The letter agreement also provides as following with respect to any options which are to be assumed or otherwise continued in effect in a Change in Control, and any restricted or unvested shares of common stock held by Mr. English at the time of the Change in Control. Any option which does not accelerate, and any restricted or unvested shares of common stock which do not vest at the time of the Change in Control will immediately accelerate and vest in full and any repurchase rights with respect thereto will terminate upon any Involuntary Termination of Mr. English's employment following the Change in Control (other than a Termination for Cause) so that each such option or share of restricted or unvested common stock will become immediately exercisable and fully exercisable or vested as of the date of such an Involuntary Termination and shall remain exercisable and outstanding for the full term of the option. Each option will be appropriately adjusted to apply to the number and class of securities which would have been issued to Mr. English in the consummation of the Change in Control transaction had the option been exercised immediately prior to such transaction, and appropriate adjustments will be made to the option exercise price payable per share, provided the aggregate exercise price will remain the same.

                  The initial term of the Letter agreement is from June 12, 2000 to June 12, 2002, unless sooner terminated. Thereafter, the term of the Letter agreement shall be automatically extended on each succeeding

               June 12 for an additional one year period, unless either party gives three months prior written notice to the other than he or it does not wish to extend the term thereof.

          (e) Mark Thomas Employment Agreement. The Company entered into a letter agreement, dated May 12, 2000, with Mark Thomas, pursuant to which Mr. Thomas is employed as the Company's Executive Vice President and Chief Financial Officer.

               Mr. Thomas shall be paid for service in the 2000 calendar year a base salary at the annual rate of $250,000. Mr. Thomas's base salary is subject to annual adjustment by the Board. In addition, Mr. Thomas will receive a guaranteed bonus of $100,000 no later than February 1, 2001. In the event of an Involuntary Termination (as defined in the letter agreement), Mr. Thomas will receive the guaranteed bonus in addition to his other severance benefits described below. Subsequent bonuses will be established by the Board in its sole discretion and based upon the recommendation of the Compensation Committee and such additional factors as the Board deems appropriate, including Mr. Thomas's individual performance and the Company's financial results. Mr. Thomas participates in all bonus plans applicable to the Company's executives.

               Mr. Thomas received a grant of stock options to purchase 200,000 shares of common stock at an exercise price of $2.188, subject to vesting.

               Under the letter agreement, the Company also reimbursed Mr. Thomas $22,987 representing unvested 401(K) funds with his prior employer.

               The letter agreement also includes the following severance provisions: (i) if Mr. Thomas dies, his estate will be paid any unpaid compensation for services rendered through the date of death; together with a special termination payment equal to 30 days base salary; (ii) if Mr. Thomas is disabled, he will be paid any unpaid compensation for services rendered through the date of disability, together with the severance benefits payable in the event of an Involuntary Termination of employment (other than a Termination for Cause), offset, dollar-for-dollar by any income continuation payments provided under any policies or programs funded by the Company on his behalf; (iii) if Mr. Thomas is terminated by reason of an Involuntary Termination other than a Termination for Cause (as those terms are defined in the letter agreement), Mr. Thomas will receive in one lump sum within thirty days of the date of such an Involuntary Termination, an aggregate amount equal to one-times Mr. Thomas's then-current base salary; alternatively, at Mr. Thomas's option, he may receive the severance payment in monthly installments over a one year period following the date of Involuntary Termination. In addition, if Mr. Thomas is terminated by reason of Involuntary Termination (other than a Termination for Cause) he will receive a lump sum payment equal to his annual bonus of 40% of base compensation. Mr. Thomas (or his dependents, as applicable) shall also be provided with the same life, health and disability participation, benefits and other coverages for a period of 12 months after his disability or involuntary termination.

               In connection with an Involuntary Termination (other than a Termination with Cause), whether before or after a Change in Control (as defined in the letter agreement), Mr. Thomas's options granted under the Company's Stock Option Plan and all restricted or unvested common stock granted by the Company (to the extent not otherwise vested) will automatically accelerate and vest and any repurchase rights with respect thereto will terminate so that each such option or share will be immediately exercisable and fully vested as of the date of termination and all such vested options shall remain exercisable for a period of three years following the Involuntary Termination. In addition, to the extent any acquiring company in a Change in Control transaction does not assume or otherwise continue in force Mr. Thomas's outstanding options, those options shall automatically accelerate and vest so that each such option, immediately prior to the

                  Change in Control, becomes fully exercisable; such options shall terminate immediately after the Change in Control.

                  To the extent the acquiring company in any Change in Control transaction does not assume or otherwise continue in full force and effect Mr. Thomas's outstanding options under the Stock Option Plan, those options shall automatically accelerate and vest so that each such option will, immediately prior to the Change in Control, become fully exercisable for all the option shares and shall terminate immediately after the Change in Control transaction.

                  The letter agreement includes the following provisions with respect to any options, which are to be assumed or otherwise continued in effect in the Change in Control and any restricted or unvested shares of common stock held by Mr. Thomas at the time of the Change in Control.

                  The options will accelerate and vest at the time of the Change in Control so that each option will become exercisable for all of the option shares immediately prior to the Change in Control transaction, except to the extent the option parachute payment attributable to such accelerated vesting would otherwise result in an excess parachute payment under Internal Revenue Code Section 280G. Any option which does not accelerate and vest at the time of the Change in Control by reason of the foregoing limitation will continue to become exercisable and vest in accordance with the vesting schedule applicable to that option immediately prior to the Change in Control. Any restricted or unvested shares of common stock held by Mr. Thomas at the time of the Change in Control shall immediately vest at that time and the Company's repurchase rights with respect to those shares shall terminate, except to the extent the parachute payment attributable to the acceleration of Mr. Thomas's outstanding options, would result in an excess parachute payment under Code Section 280G. The Company's repurchase rights with respect to any restricted or unvested shares which do not vest at the time of the Change in Control by reason of the foregoing limitation shall continue in effect and shall be assigned to any successor entity in the Change in Control transaction, and Mr. Thomas shall continue to vest in those shares in accordance with the vesting schedule in effect for the shares immediately prior to the Change in Control.

                  Any option which does not accelerate, and any restricted or unvested shares of common stock which do not vest at the time of the Change in Control by reason of the foregoing limitations shall immediately vest in full upon any Involuntary Termination of Mr. Thomas's employment following the Change in Control (other than a Termination for Cause). Each such accelerated option, together with each of Mr. Thomas's other vested options shall remain exercisable and outstanding for a period of three (3) years and may be exercised for any or all of the option shares, including the accelerated shares, in accordance with the provisions of the option agreement evidencing such option.

                  Each option will be appropriately adjusted to apply to the number and class of securities which would have been issued to Mr. Thomas in the consummation of the Change in Control transaction had the option been exercised immediately prior to such transaction, and appropriate adjustments will be made to the option exercise price payable per share, provided the aggregate exercise price will remain the same.



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

                2.5 Acquisition Agreement and Plan of Merger, dated as of March 1, 1997, by and among QuadraMed Corporation, Healthcare Recovery Acquisition Corporation, Healthcare Recovery Incorporated and its Shareholders (the "HRI Acquisition Agreement and Plan of Merger").(3)

                2.6 First Amendment to HRI Acquisition Agreement and Plan of Merger, dated as of April 22, 1997.(3) 2.7 Second Amendment to HRI Acquisition Agreement and Plan of Merger, dated as of April 24, 1997.(3)

                2.7     Reserved.

                2.8 Acquisition Agreement and Plan of Merger, dated as of September 24, 1997, by and among QuadraMed Corporation, HRM Acquisition Corporation, Healthcare Revenue Management,Inc. and its Stockholders (the "Acquisition Agreement and Plan of Merger").(4)

                2.9 First Amendment to Acquisition Agreement and Plan of Merger, dated as of September 29, 1997.(4)

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

                        Compucare Company and certain of its stockholders dated February 3, 1999.(15)

                2.19 First Amendment to Acquisition Agreement and Plan of Merger by and among QuadraMed Corporation and Compucare Acquisition Corporation and The Compucare Company and certain of its stockholders, dated March 3, 1999.(18)

                2.20 Securities Purchase Agreement, dated as of May 5, 2000, by and among QuadraMed Corporation, QuadraMed Operating Corporation, Certain Investors and ChartOne, Inc. (23)

                3.1     Reserved.

                3.2     Reserved.

                3.3     Reserved.

                3.4     Amended and Restated Bylaws of QuadraMed.(1)

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

                4.9     Reserved.

                4.10    Reserved.

                4.11    Form of Warrant to Purchase Common Stock.(1)

                4.12 Registration Rights Agreement dated December 5, 1996, by and between QuadraMed and the investors listed on Schedule A thereto.(8)

                4.13 Registration Rights Agreement, dated as of December 29,1997, by and among QuadraMed Corporation, Resource Health Partners, L.P. and certain stockholders.(6)

                4.14 Registration Rights Agreement, dated as of June 5, 1998, by and among QuadraMed Corporation and the stockholders of Pyramid Health group, Inc. named therein.(11)

                4.15 Subordinated Indenture, dated as of May 1, 1998 between QuadraMed and The Bank of New York. (13)

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

                10.56 Employment Agreement dated April 1, 1999 between Patrick Ahearn and QuadraMed. (21)

                10.57 Employment Agreement dated April 1, 1999 between Keith Roberts and QuadraMed. (21)

                10.58   Reserved.

                10.59 Employment Agreement dated May 18, 1999 between John V. Cracchiolo and QuadraMed. (21)

                10.60 Asset Contribution Agreement, dated May 3, 2000 by and among ChartOne, QuadraMed and QuadraMed Operating Corporation (23)

                10.61 ChartOne, Inc. Stockholders Agreement, dated as of June 7, 2000, among ChartOne, Inc., QuadraMed Operating Corporation, and certain investors named therein. (23)

                10.62 ChartOne, Inc. Registration Right Agreement, dated as of June 7, 2000, among ChartOne, Inc., QuadraMed Operating Corporation, and certain investors named therein. (23)

                10.63 Second Amended and Restated Certificate of Incorporation of ChartOne, Inc. (23)

                10.64   Separation Agreement, dated June 12, 2000, between James
                        D. Durham and QuadraMed Corporation.

                10.65   Separation Agreement, dated June 12, 2000, between John
                        V. Cracchiolo and QuadraMed Corporation.

                10.66 Employment Agreement, dated June 12, 2000, between Lawrence P. English and QuadraMed Corporation.

                10.67 Employment Agreement, dated May 12, 2000, between Mark Thomas and QuadraMed Corporation.

                15      Accountant's Letter.

                21      List of subsidiaries of QuadraMed.

                27.1    Financial Data Schedule for the Quarter Ended
                        06/30/2000.

                27.2    Financial Data Schedule for the Quarter Ended
                        06/30/1999.


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

                        (3) Incorporated herein b y reference from the exhibit with the same number to our Current Report on Form 8-K, as filed with the Commission on May 9, 1997, as amended on July 8, 1997 and March 10, 1998.

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

                           (23) Incorporated by reference from our Current Report on Form 8-K, as filed with the Commission on June 22, 2000.

           (b)    Reports on Form 8-K:

                  The Company filed a report on Form 8-K (Item 4), dated May 8, 2000, on May 15, 2000, in which it reported the appointment of its new independent accountants.

                  (1) The Company filed a report on Form 8-K (Item 2), dated June 22, 2000, in which it reported the sale of 2,520,000 shares of Series A Preferred Stock by ChartOne, Inc., a subsidiary of the Company.

                  (2) The Company filed a report on Form 8-K (Item 5), dated June 9, 2000, on June 22, 2000, in which it reported certain changes in management.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               QUADRAMED CORPORATION (Company)


Date: August 10, 2000                By: -------------------------------------
                                          Lawrence P. English
                                          Chief Executive Officer (Principal
                                          Executive Officer)


                                     By: -------------------------------------
                                          Mark N. Thomas
                                          Chief Financial Officer
                                          (Principal Financial Officer)



                                  EXHIBIT INDEX


EXHIBIT
   NO.
-------

 10.64 Separation agreement, dated June 12, 2000, between James D. Durham and QuadraMed Corporation.

 10.65 Separation agreement, dated June 12, 2000, between John V. Cracchiolo and QuadraMed Corporation.

 10.66 Employment agreement, dated June 12, 2000, between Lawrence P. English and QuadraMed Corporation.

 10.67 Employment agreement, dated May 12, 2000, between Mark Thomas and QuadraMed Corporation.

    15     Accountant's Letter

  27.1     Financial Data Schedule for the Quarter Ended 06/30/2000

  27.2     Financial Data Schedule for the Quarter Ended 06/30/1999




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

RE:      QuadraMed Corporation