Form 10-Q
period 2000-09-30
QUADRAMED CORP
filed 2000-11-15
CIK 1018833

================================================================================

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


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 482-2100



        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of November 8, 2000, there were 25,753,429 shares of the Registrant's Common Stock outstanding, par value $0.01. This quarterly report on Form 10-Q consists of 41 pages of which this is page 1. The Exhibit Index is located at page 33.


================================================================================

                              QUADRAMED CORPORATION

                                TABLE OF CONTENTS




                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           ------

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999 ......        3

           Condensed Consolidated Statements of Operations for the three and nine months ended
           September 30, 2000 and 1999 ...............................................................        4

           Condensed Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2000 and 1999 ..................................................        5

           Notes to Condensed Consolidated Financial Statements ......................................        6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations .....................................................................       11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ................................       15


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings .........................................................................       23

Item 2.    Changes in Securities and Use of Proceeds .................................................       23

Item 3.    Defaults Upon Senior Securities ...........................................................       23

Item 4.    Submission of Matters to a Vote of Security Holders .......................................       23

Item 5.    Other Information .........................................................................       23

Item 6.    Exhibits and Reports on Form 8-K ..........................................................       29

                              QUADRAMED CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)






                                     ASSETS


                                                                 SEPTEMBER 30,           DECEMBER 31,
                                                                     2000                    1999
                                                                -------------           --------------
                                                                 (UNAUDITED)             (RESTATED)(1)(2)
CURRENT ASSETS
   Cash and equivalents                                           $   7,337                $  10,623
   Restricted cash                                                    8,442                    1,036
   Short-term investments                                            14,250                   19,109
   Accounts receivable, net of allowance                             35,659                   51,280
   Unbilled receivables                                               6,061                   17,027
   Notes and other receivables                                          801                    2,390
   Prepaid expenses and other assets                                  3,673                    6,072
                                                                  ---------                ---------
     TOTAL CURRENT ASSETS                                            76,223                  110,537

 Long-term investments                                                   --                   12,102
 Long-term notes receivables                                          3,600                    3,600
 Equipment, net                                                       9,257                   11,839
 Capitalized software development costs, net                         10,214                    8,958
 Acquired software, net                                               1,605                    8,211
 Intangibles, net                                                    30,162                   38,533
 Non-marketable investments                                          22,257                   14,210
 Other long-term assets                                               6,920                    9,471
                                                                  ---------                ---------
     TOTAL ASSETS                                                 $ 160,238                $ 217,461
                                                                  =========                =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                                 323                      437
   Notes payable                                                         19                       24
   Accounts payable                                                   1,181                    3,392
   Accrued liabilities                                               23,366                   20,377
   Deferred revenue                                                  11,173                   10,058
                                                                  ---------                ---------
     TOTAL CURRENT LIABILITIES                                       36,062                   34,288

 Capital lease obligations, less current portion                        128                      207
 Convertible subordinated debentures                                115,000                  115,000
 Net liabilities of discontinued operations                           4,516                    5,384
                                                                  ---------                ---------
     TOTAL LIABILITIES                                              155,707                  152,080

STOCKHOLDERS' EQUITY:
 Common stock                                                           191                      187
 Additional paid-in capital                                         268,484                  270,691
 Deferred compensation                                                   --                   (2,519)
 Accumulated other comprehensive loss                                (3,660)                    (287)
 Accumulated deficit                                               (260,484)                (205,492)
                                                                  ---------                ---------
     TOTAL STOCKHOLDERS' EQUITY                                       4,531                   62,581
                                                                  ---------                ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 160,238                $ 217,461
                                                                  =========                =========


(1) Prior year financial statements have been restated to present the Release of Information ("ROI") Division as a discontinued operation consistent with current presentation

(2) Certain balances have been reclassified to be consistent with current year presentation.

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30                       SEPTEMBER 30
                                                        ---------------------------         ---------------------------
                                                           2000             1999               2000             1999
                                                        ---------         ---------         ---------         ---------
                                                                       (RESTATED)(1)                       (RESTATED)(1)
REVENUES:
  Licenses                                              $  16,216         $  32,797         $  57,290         $  96,202
  Services                                                 12,005            16,563            40,435            48,921
                                                        ---------         ---------         ---------         ---------
    Total Revenues                                         28,221            49,360            97,725           145,123

OPERATING EXPENSES:
  Cost of licenses                                         13,090            15,402            40,540            41,082
  Cost of services                                          8,672            11,006            29,084            31,853
  General and administration                                5,266             3,901            16,771            12,011
  Sales and marketing                                       4,607             5,732            16,189            16,324
  Research and development                                  5,634             5,744            17,018            16,238
  Amortization of intangibles                               1,781             1,969             5,387             5,761
  Write-off of acquired research and
    development in process                                     --             1,722                --             1,722
  Acquisition costs                                            --                --                --             6,898
  Non-recurring charges                                    13,634                --            41,953            18,754
  Impairment of intangible assets                              --                --               927            10,592
                                                        ---------         ---------         ---------         ---------
    Total Operating Expenses                               52,684            45,476           167,869           161,235
                                                        ---------         ---------         ---------         ---------

INCOME (LOSS) FROM OPERATIONS                             (24,463)            3,884           (70,144)          (16,112)

  Interest expense                                           (920)             (972)           (3,280)           (2,019)
  Other income (expense)                                        5               137               (74)              263
                                                        ---------         ---------         ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES                         (25,378)            3,094           (73,498)          (17,868)
  Provision for income taxes                                    0                30              (160)             (308)
                                                        ---------         ---------         ---------         ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                  (25,378)            3,124           (73,658)          (18,176)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX                 0             1,403            18,666             3,558
                                                        ---------         ---------         ---------         ---------

NET INCOME (LOSS)                                         (25,378)            4,527           (54,992)          (14,618)
                                                        =========         =========         =========         =========

EARNINGS PER COMMON SHARE DILUTED:
  Continuing operations                                     (0.99)             0.12             (2.88)            (0.73)
  Discontinued operations                                      --              0.06              0.73              0.14
                                                        ---------         ---------         ---------         ---------
    Total                                                   (0.99)             0.18             (2.15)            (0.59)
                                                        =========         =========         =========         =========

BASIC:
  Continuing operations                                     (0.99)             0.12             (2.88)            (0.73)
  Discontinued operations                                      --              0.06              0.73              0.14
                                                        ---------         ---------         ---------         ---------
    Total                                                   (0.99)             0.18             (2.15)            (0.59)
                                                        =========         =========         =========         =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Diluted                                                  25,753            25,460            25,571            24,834


(1) Prior year financial statements have been restated to present the ROI Division as a discontinued operation consistent with current presentation.

                              QUADRAMED CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                 NINE MONTHS ENDING
                                                                                    SEPTEMBER 30,
                                                                             ---------------------------
                                                                                2000            1999
                                                                             -----------      ----------
                                                                             (UNAUDITED)      (RESTATED)(1)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(54,992)        $(14,618)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                               10,191            9,406
    Amortization of deferred compensation                                        2,519              591
    Gain on sale of non-marketable investment                                  (17,208)              --
    Write-off of capital software                                                7,490               --
    Write-off of in-process R&D                                                     --            1,722
    Loss on disposal of assets                                                   1,670               --
    Impairment of intangible assets                                              7,397           10,592
  Changes in assets and liabilities, net of acquisitions:
    Accounts receivable and unbilled receivables, net                           31,177          (17,728)
    Prepaid expenses and other                                                   4,949           (7,704)
    Accounts payable and accrued liabilities                                       778           (5,433)
    Liabilities related to discontinued operations                                (869)          (3,498)
    Deferred revenue                                                             1,115           (5,425)
                                                                              --------         --------
  Cash used in operating activities                                             (5,783)         (32,095)
                                                                              --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of non-marketable investment                               11,661               --
  Purchase of technology                                                        (3,229)          (7,200)
  Purchase of non-marketable investments                                            --           (3,000)
  Maturity (purchase) of available-for-sale securities, net                     11,089           21,042
  Purchase of equipment                                                         (2,546)          (4,103)
  Increase in restricted cash                                                   (7,406)          (1,035)
  Increase in notes receivable and other                                            --           (1,637)
  Cash paid for 1999 acquisitions                                                   --           (7,772)
  Capitalization of computer software development costs                         (4,671)          (3,605)
                                                                              --------         --------
  Cash provided by (used in) investing activities                                4,898           (7,310)
                                                                              --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal on capital lease obligations                              (193)            (294)
  Borrowings (repayments) under notes and loans payable                             (5)         (21,889)
  Issuance of common stock through Employee Stock Purchase Plan                 (2,203)              --
  Proceeds from exercise of common stock options and warrants to
  purchase stock                                                                    --            3,197
                                                                              --------         --------
  Cash used in financing activities                                             (2,401)         (18,986)

Net decrease in cash and cash equivalents                                       (3,286)         (58,391)

CASH AND CASH EQUIVALENTS, Beginning of period                                  10,623           65,899
                                                                              --------         --------

CASH AND CASH EQUIVALENTS, End of period                                         7,337            7,508
                                                                              ========         ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
  Unrealized (loss) on investments                                            $ (3,373)        $    (89)
  Security interest in marketable securities related to line of credit        $ (7,406)              --
  Conversion of note receivable to equity investment in VantageMed                  --         $    500
  Increase in non-marketable securities                                       $ (8,047)              --



The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) Prior year financial statements have been restated to present the ROI Division as a discontinued operation consistent with current presentation.

                              QUADRAMED CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

        The condensed consolidated financial statements include the accounts of QuadraMed Corporation and all significant subsidiaries (hereinafter "QuadraMed" or "Company"). Results of the Release Of Information ("ROI") Division are reported as discontinued operations because QuadraMed transferred control of that business in May of 2000 (discussed in Note 6). Unless otherwise indicated, amounts in these statements exclude the effects of all discontinued operations.

        QuadraMed has prepared the statements in conformity with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, these statements are unaudited and certain information and footnote disclosures normally included in audited annual financial statements have been condensed or omitted. In the opinion of QuadraMed's management, the condensed consolidated and unaudited statements include all adjustments (consisting of only normal recurring adjustments) to fairly present QuadraMed's financial position for the reported period.

        Interim results of operations are not necessarily indicative of annual results. These statements should be read in conjunction with QuadraMed's audited consolidated financial statements for the year ended December 31, 1999 included in the Company's Annual Report on U.S. Securities and Exchange Commission ("SEC") Form 10-K.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Revenues

        QuadraMed's revenues are derived from two sources: (1) software products; and (2) consulting services. Software product revenue includes amounts received for licenses and software-related services, such as installation and post-installation customer support fees, third-party hardware sales, and other software-related revenue. Consulting services revenue includes amounts from QuadraMed's Health Information Management Outsourcing, Cash Flow Management Consulting Services, and Compliance Consulting Services.

        QuadraMed's software products (enterprise-wide systems, business office solutions, and medical records office solutions) can be licensed individually or as a suite of interrelated products. Licenses are granted for a specified term (ranging from one to three years; typically paid monthly or annually) or in perpetuity. Revenues from enterprise-wide systems are recognized on a percentage of completion basis. Term licenses for business office solutions and medical records office solutions are recognized monthly or annually over the term of the license arrangement, beginning at the date of installation. Revenues from perpetual licenses of business office solutions and medical records office solutions are recognized upon shipment of the software if there is persuasive evidence of an agreement, collection of the resulting receivable is probable, and the fee is fixed and determinable. If there is a contractual acceptance period, revenues are recognized on the earlier of (i) acceptance; or (ii) the expiration of the acceptance period. Software-related service revenue is recognized upon completion of installation. Unbilled receivables consist of work performed or software delivered which has not been billed pursuant to the customer contract. Post-installation customer support is recognized ratably over the term of the support period. Deferred revenue is revenue received in advance from customers for future work. Costs of software and software-related services revenue are primarily salaries, benefits, customer support, hardware and installation costs, and royalties to third parties.

        QuadraMed's consulting services are rendered under contracts with providers calling for fixed monthly payments and revenue is recognized at the end of each month as services have been provided. Cash flow management consulting contracts generally provide for incentive payments based on a percentage of dollars recovered for the provider. Based on QuadraMed's contract with the provider, this additional incentive revenue is recognized either upon recovery or acknowledgement of recovery by the provider. In the case of acknowledgement of recovery, amounts due QuadraMed are recorded as unbilled revenue until the provider receives payment from the insurer or government agency. Cost of service revenues consists primarily of salaries, benefits and allocated costs related to providing such services.


    Net Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income
(loss) by the sum of weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and convertible subordinated debentures (using the if converted method). Common equivalent shares are excluded from the diluted computation only if their effect is anti-dilutive. As the Company recorded a net
(loss) in the three months ended September 30, 2000 and in the nine months ended September 30, 2000 and 1999, no common equivalent shares are included in diluted weighted average common shares outstanding for those periods.


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

        The components of comprehensive income (loss) for the three and nine months ended September 30, 2000 and 1999 are as follows:


                                                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                               SEPTEMBER 30, 2000                      SEPTEMBER 30, 2000
                                                                (IN THOUSANDS)                           (IN THOUSANDS)
                                                        -----------------------------            -----------------------------
                                                          2000                 1999                2000                 1999
                                                        --------             --------            --------             --------
Net income (loss)                                       $(25,378)            $  4,527            $(54,992)            $(14,618)
Unrealized gain (loss) on available-for-sale
Securities                                                    88                   35              (3,373)                 (89)
                                                        --------             --------            --------             --------
Comprehensive income (loss)                             $(25,290)            $  4,562            $(58,365)            $(14,707)
                                                        ========             ========            ========             ========

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

        The Company acquired Med Data in July 1999. The original entry to record the transaction included $4.9 million in goodwill. Based upon an asset valuation prepared by an independent appraiser, the Company, in June 2000, reclassified $2.9 million of the purchase price from goodwill to capitalized software.

4. CONVERTIBLE SUBORDINATED DEBT

        In April 1998, QuadraMed completed an offering of Convertible Subordinated Debentures (the "Debentures") in the principal amount of $115 million, including the underwriters' over-allotment option. QuadraMed received $110.8 million in net proceeds from the offering. The Debentures bear interest at an annual rate of 5.25% and mature on May 1, 2005. The Debentures are convertible into common stock at any time prior to redemption or final maturity, initially at the conversion price of $33.25 per share (resulting in an initial conversion ratio of 30.075 shares per $1,000 principal amount).

5. LINE-OF-CREDIT AND DEBT GUARANTEE

        At September 30, 2000, the Company had $6.4 million of stand-by letters of credit outstanding to support performance bonds on large contracts. The stand-by letters of credit are secured with $6.4 million in certificates of deposit. Additionally the Company has $2.0 million in escrow guaranteeing the payment of interest on a line of credit for another company. The $8.4 million is recorded as restricted cash on the condensed balance sheet.

6. DISCONTINUED OPERATIONS

        In connection with the acquisition of Compucare in March 1999, the Company assumed the net liabilities of discontinued operations from certain prior acquisitions of Compucare. In November 1996, Compucare consummated the sale of Antrim Corporation ("Antrim"), a wholly owned subsidiary of Compucare. In December of 1996, Compucare announced it was evaluating a plan of "spin-off" or sale of operations of Health Systems Integration, Inc. ("HSII"), a wholly owned subsidiary of Compucare. Compucare completed transactions related to the sale of HSII's intellectual property and the majority of its customer base in December 1997. The assets and liabilities related to Antrim and HSII, have been segregated on each of the aforementioned balance sheets. Net liabilities related to discontinued operations at September 30, 2000 and 1999 were $4.5 million and $5.4 million, respectively.

        QuadraMed created a wholly owned subsidiary named ChartOne, Inc., and transferred and assigned to ChartOne, Inc. the assets and liabilities of its ROI Division pursuant to the terms of an Asset Contribution Agreement dated May 3, 2000. On June 7, 2000, ChartOne, Inc., completed the sale of 2,520,000 shares of its Series A Preferred Stock to Warburg, Pincus Equity Partners, L.P. and certain of its affiliates, and Prudential Securities Group, Inc. for an aggregate cash purchase of $25.2 million. The sale of the securities was made pursuant to the terms of a Securities Purchase Agreement, dated May 5, 2000. On the basis of these transactions, QuadraMed recorded a gain on sale of ChartOne for the three and six months ended June 30, 2000 of $17.2 million (net of income tax expense of $0.8 million).

        Results of the ROI Division have been included in discontinued operations for all periods, as required by APB-30. For the three months ended September 30, 2000 and 1999, income from discontinued operations were $0 (and $1.4 million (net of income tax expense of $0.2 million), respectively. For the nine months ended September 30, 2000 and 1999, income from discontinued operations were $1.4 million (net of income tax expense of $0.2 million) and $3.6 million (net of income tax expense of $0.3 million), respectively.

        The ROI Division's revenues for the three months ended September 30, 2000 and 1999 were $0 million and $12.7 million respectively. For the nine months ended September 30, 2000 and 1999 revenues were $23.8 million and $34.6 million respectively.


        The following is a summary of the net assets sold on the contribution date of May 3, 2000:

                                                          MAY 3, 2000        DECEMBER 31, 1999
                                                         (IN THOUSANDS)       (IN THOUSANDS)
                                                         --------------      -----------------
        Current Assets                                      $12,176               $ 9,354
        Equipment and software                                1,034                 1,010
        Intangibles                                           3,868                 3,735
        Other long-term assets                                   84                    79
                                                            -------               -------
            TOTAL ASSETS                                     17,162                14,178
                                                            -------               -------
        Current Liabilities                                   3,242                 4,668
                                                            -------               -------
            TOTAL LIABILITIES                                 3,242                 4,668
                                                            -------               -------
        Net assets of discontinued operations               $13,920               $ 9,510
                                                            =======               =======

7. NON-RECURRING CHARGES


        During the nine months ended September 30, 2000 the Company recorded $42.0 million of non-recurring charges. In the third-quarter of 2000, the Company recorded $13.6 million of non-recurring charges primarily associated with: (a) the Company's restructuring plan; (b) the write-down of impaired receivables and other assets from management's review of the balance sheet; and
(c) accruals for pre-existing non-material litigation fees, costs, and expenses. The Company's restructuring plans were aimed at eliminating redundant costs and overhead. Associated costs consisted of (i) $1.1 million in severance benefits to terminate approximately 145 employees, (ii) $2.9 million to downsize and close excess facilities and (iii) $1.2 million of other restructuring expenses. All terminations and termination benefits were communicated to the affected employees prior to the end of the third-quarter and are expected to be paid in full in the fourth-quarter of 2000. At September 30, 2000, remaining liabilities for restructuring costs totaled $3.8 million and are included in "accrued liabilities". The balance sheet review by management resulted in charges of $4.2 million, primarily from the elimination of $2.9 million in deferred revenue from the MPR/CPR business, which will be realized on a cash basis looking forward, and a reduction in fixed assets not supported by historical asset listings. The accrual of $4.3 million for pre-existing non-material litigation fee, costs, and expenses is a non-case specific estimate.

        During the first and second quarter of 2000, the Company recorded approximately $28.3 million of non-recurring charges. Those charges were primarily related to the discontinuation of the EnOvation product, the write-down of certain other receivables, payments to employees for severance agreements, and costs associated with office closures. The charge also included costs related to further product integration efforts and product consolidation. The Company further recorded a write-down of $10.6 million of HealthCast assets, as well as additional expenses of $5.3 million associated with officers' separation agreements.

        During the nine months ended September 30, 1999, the Company recorded $18.8 million of non-recurring charges. These charges consisted primarily of severance payments and future rent and lease obligations associated with the closing of several duplicative operating facilities primarily within the Company's Business Office Division and certain integration costs related to prior acquisitions. Future rents and lease obligations are expected to be paid through July 2003. At December 31, 1999, there was $1.5 million accrued for future rents and lease obligations.

        The following table sets forth the Company's restructuring reserve and the activity against the reserve (in thousands):


                                                              ADDITIONS
                                           BALANCE AT         CHARGED TO                            BALANCE AT
                                          DECEMBER 31,         COSTS AND                           SEPTEMBER 30,
                                             1999              EXPENSES             PAYMENTS           2000
                                         --------------     --------------       -------------     -------------
DESCRIPTION
Rents and lease obligations                 $1,467              $2,931               $ (531)           $3,867
Severance                                        0                 426                    0               426
Non-specific Legal/Other                         0               4,831                    0             4,831
                                            ------              ------               ------            ------
  Total                                     $1,467              $8,188               $ (531)           $9,124
                                            ======              ======               ======            ======


8. IMPAIRMENT OF INTANGIBLES

        Through the nine months ended September 30, 2000, the Company recorded a $0.9 million charge for the write-down of certain intangible assets associated with the Business Office Division and the acquisition of Velox in 1998. In accordance with SFAS No. 121, "Impairment of Long-Lived Assets", projected cash flows from this product line were not sufficient to cover future amortization of the intangible assets and therefore were written-down during the quarter ended March 31, 2000.

        Through the nine months ended September 30, 1999, the Company recorded a $10.6 million charge for the write-down of certain intangible assets. The intangible assets were associated with the Business Office Division, and were related to the acquisitions of Synergy in 1997, InterLink, Velox and American Hospital Directory in 1998. In accordance with SFAS No. 121, "Impairment of Long-Lived Assets", projected cash flows from these product lines were not sufficient to cover future amortization of the intangible assets and therefore were written-down during the quarter ended March 31, 1999.

9. SEGMENT REPORTING

        The Company reported on three operating segments in 2000 and 1999: the Business Office Division (BO), the Health Information Management Division (HIM), and the Enterprise Division (ENT). The results of the ROI Division, which previously been included in the HIM and BO Division results, have been excluded from all periods (See Note 6). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not track long-lived assets by segment and therefore related disclosures are not relevant and are not presented.

        The Company's reportable segments are strategic business units that offer different products and services. Each segment, with its own unique position in the healthcare technology marketplace, yields individual technology and service criteria. The Company's Business Office Division targets a provider's chief financial officer as the primary buyer. The division's solutions address the complex financial management and administrative demands placed on healthcare organizations today, providing the technology and services expertise to increase cash flow and reduce administrative costs. The division is comprised of the following product and service categories: decision support, cost accounting, data warehousing, patient acuity and staffing solutions, electronic data interchange (EDI), managed care information systems, executive information systems, account receivable resolution services, contract management systems, and managed care and capitation payment audits.

        QuadraMed's Health Information Management Division's business lines primarily target health information management and medical records directors, as well as chief financial officers throughout the provider system. The division comprises the following products and services: coding, medical record abstracting, compliance, document imaging and workflow, master patient index
(MPI) duplicate prevention solutions, chart management, and HIM outsourcing and consulting.

        The Company's Enterprise Division consists primarily of the AFFINITY solution and provides integrated enterprise wide information systems to individual hospitals and integrated delivery networks. These systems procurement decisions are generally driven by committee and include the customer's CEO, CFO, CIO, and other key managers.

        For the nine months ended September 30, 2000 and 1999, respectively, the following table reports selected segment information required by SFAS No. 131:


                                           2000                                                     1999
                                         (RESTATED)                                              (RESTATED)
                                       (IN THOUSANDS)                                          (IN THOUSANDS)
                     ---------------------------------------------------     --------------------------------------------------
                        BO            HIM           ENT          TOTAL           BO           HIM          ENT          TOTAL
                     ---------     ---------     ---------     ---------     ---------     ---------    ---------     ---------
License
  revenues           $  14,415     $  17,765     $  25,113     $  57,291     $  32,565     $  21,109    $  42,528     $  96,202
Service
  revenues               6,276        34,158            --        40,434         3,671        45,250           --        48,921
                     ---------     ---------     ---------     ---------     ---------     ---------    ---------     ---------
  TOTAL REVENUE      $  20,691     $  51,923     $  25,113     $  97,725     $  36,236     $  66,359    $  42,528     $ 145,123
                     =========     =========     =========     =========     =========     =========    =========     =========
Segment
  earnings (loss)    $ (12,153)    $ (21,337)    $ (21,502)    $ (54,992)    $ (17,735)    $   6,379    $  (3,262)    $ (14,618)
                     =========     =========     =========     =========     =========     =========    =========     =========


10. SUBSEQUENT EVENTS.

        On October 19, 2000, QuadraMed sold its remaining 57% equity interest in ChartOne, Inc., for $26.6 million in cash to Warburg, Pinkus Equity Partners L.P., certain of its affiliates, and Prudential Securities Group Inc. pursuant to a Securities Purchase Agreement dated September 28, 2000. One (1) share of Common Stock, 2.13 million shares of Series B Preferred Stock, and 1.2 million shares of Series C Preferred Stock were transferred to the owners of ChartOne, Inc. The Company will recognize an after tax gain approximating $5 million in the transaction.

11. RECENT ACCOUNTING PRONOUNCEMENTS.

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

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company will adopt SAB 101 as required in the fourth quarter of 2000. Management is evaluating the effect that such adoption of SAB 101 will have on the financial position or results of the operations of the Company.

        The financial information required in this Form 10-Q by Rule 10-01 of Regulation S-X has been subject to a review by Pisenti & Brinker LLP, the Company's independent certified public accountants, as described in their report dated November 2, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Forward-looking statements that are subject to risks and uncertainties are made as part of this Discussion and Analysis of Financial Condition and Results of Operations and throughout this Form 10-Q. These statements are based on the beliefs and assumptions of QuadraMed's management. Forward-looking statements include information concerning possible or assumed actions, events, or results of QuadraMed's operations. These statements are not guarantees of performance. Accordingly, QuadraMed and its management claim safe-harbor for all forward-looking statements under the Private Securities Litigation Reform Act of 1995.

        Risks and uncertainties that could cause QuadraMed's actual results to differ from these forward-looking statements are discussed in Item 3 entitled, "Quantitative and Qualitative Disclosures About Market Risk."


OVERVIEW

        QuadraMed is a health care information technology leader that provides software, web-enabled solutions, and consulting services to hospitals and medical providers to meet their medical records, business, and compliance needs. QuadraMed's solutions have been implemented in over 4000 sites, including over 60% of the hospitals in the United States. QuadraMed employs 1180 people who are committed to customer service and shaping the health care information business.

        QuadraMed has acquired a number of businesses, products and services since its inception in 1993. The accounting for several of these acquisitions was done on a pooling of interests basis, and QuadraMed's consolidated financial statements have been restated to include historical results of the acquired entities. The effect of such acquisitions should be considered when making period-to-period comparisons of QuadraMed's consolidated financial statements and reference should be made to notes to those financial statements.

        QuadraMed's revenues are derived from two sources: (1) software products; and (2) consulting services. Software product revenue includes amounts received for licenses and software-related services, such as installation and post-installation customer support fees, third-party hardware sales, and other software-related revenue. Consulting services revenue includes amounts from QuadraMed's Health Information Management Outsourcing, Cash Flow Management Consulting Services, and Compliance Consulting Services.

        QuadraMed's software products (enterprise-wide systems, business office solutions, and medical records office solutions) can be licensed individually or as a suite of interrelated products. Licenses are granted for a specified term (ranging from one to three years; typically paid monthly or annually) or in perpetuity. Revenues from enterprise-wide systems are recognized on a percentage of completion basis. Term licenses for business office solutions and medical records office solutions are recognized monthly or annually over the term of the license arrangement, beginning at the date of installation. Revenues from perpetual licenses of business office solutions and medical records office solutions are recognized upon shipment of the software if there is persuasive evidence of an agreement, collection of the resulting receivable is probable, and the fee is fixed and determinable. If there is a contractual acceptance period, revenues are recognized on the earlier: of (i) acceptance; or (ii) the expiration of the acceptance period. Software-related service revenue is recognized upon completion of installation. Unbilled receivables consist of work performed or software delivered which has not been billed pursuant to the customer contract. Post-installation customer support is recognized ratably over the term of the support period. Deferred revenue is revenue received in advance from customers for future work. Costs of software products are primarily salaries, benefits, customer support, hardware and installation costs, and royalties to third parties. QuadraMed also capitalizes a portion of software product costs for internally developed software products. These capitalized costs relate primarily to the development of new products and the extension of applications to new markets or platforms using existing technologies. The capitalized costs are amortized on a straight-line basis over the estimated lives (usually five years) of the products, commencing when each product is available to the market.

        QuadraMed's consulting services are rendered under contracts with providers calling for fixed monthly payments and revenue is recognized at the end of each month as services have been provided. Cash flow management contracts generally provide for incentive payments based on a percentage of dollars recovered for the provider. Based on QuadraMed's contract with the provider, this additional incentive revenue is recognized either upon recovery or acknowledgement of recovery by the provider. In the case of acknowledgement of recovery, amounts due QuadraMed are recorded as unbilled revenue until the provider receives payment from the insurer or government agency. Cost of service revenues consists primarily of salaries, benefits and allocated costs related to providing such services.

        QuadraMed has experienced different operating margins between its software products and consulting services. The consulting service business has historically realized fluctuating margins that have been significantly lower than software product margins.


REVENUES

        License revenues for the quarter ended September 30, 2000 were $16.2 million, compared to $32.8 million in the same period last year. For the nine months ended September 30, 2000, license revenues were $57.3 million compared to $96.2 million in the same period last year. This decrease is attributable to delayed customer purchasing decisions stemming from concerns about government regulation and general hospital industry economic pressures. License revenues include license, installation, consulting and post-contract support fees, third-party hardware sales and other revenues related to licensing of our software products.

        Service revenues for the quarter ended September 30, 2000 were $12.0 million, compared to $16.6 million in the same period last year. For the nine months ended September 30, 2000, services revenues were $40.4 million, compared to $48.9 million in the same period last year. The decrease in service revenues was due principally to the loss of hospital service contracts during the quarter and year-to-date.


COST OF REVENUES

        Cost of license revenues for the quarter ended September 30, 2000 were $13.1 million, 14.9% less than $15.4 million in the same period last year. For the nine months ended September 30, 2000 cost of license revenues were $40.6 million, compared to $41.1 million in the same period last year. Cost of licenses consists primarily of salaries, benefits and allocated costs related to software installations, hardware costs, customer support and royalties to third parties. Cost of licenses were 80.7% of license revenues in the quarter ended September 30, 2000, compared with 47.0% in the same period last year. They were 70.8% of license revenues in the nine months ended September 30, 2000, compared with 42.7% in the same period last year.

        Cost of service revenues for the quarter ended September 30, 2000 decreased 21.2% to $8.7 million, compared to $11.0 million, in the same period last year. For the nine months ended September 30, 2000, cost of services revenues decreased 8.7% to $29.1 million, compared to $31.9 million, in the same period last year. Cost of services includes expenses associated with services performed in connection with health information management and business office outsourcing, compliance and consulting services. As a percentage of service revenues, cost of services increased to 72.2% in the quarter ended September 30, 2000 from 66.4% in the same period last year. As a percentage of service revenues, cost of services were 71.9% in the nine months ended September 30, 2000 compared with 65.1% in the same period last year. The increase in cost of services was due principally to additional operating costs associated with the health information management outsourcing services and to a lesser extent, the hiring of additional compliance consultants.


OPERATING EXPENSES

        General and administration expenses for the quarter ended September 30, 2000 were $5.3 million, compared to $3.9 million in the same period last year. For the nine months ended September 30, 2000, general and administration expenses were $16.8 million, compared to $12.0 million in the same period last year. This increase for the three and nine months ended September 30, 2000 was principally due to increases in outside services for legal, audit and recruitment services fees, and an increase in the employee benefit program costs.

     Sales and marketing expenses for the quarter ended September 30, 2000 were $4.6 million, compared to $5.7 million in the same period last year. For the nine months ended September 30, 2000, sales and marketing expenses were $16.2 million, compared to $16.3 million in the same period last year. The decrease in sales and marketing expenses principally resulted from personnel reductions.

        Research and development expenses for the quarter ended September 30, 2000 were $5.6 million, compared to $5.7 million in the same period last year. For the nine months ended September 30, 2000 research and development expenses were $17.0 million, compared to $16.2 million in the same period last year. This increase was mainly due to the addition of software developers to migrate and integrate our products to a consistent architecture.

        QuadraMed believes that research and development expenditures are essential to maintaining its competitive position. As a result, QuadraMed intends to continue to make investments in the development of new products and in the further integration of acquired technologies.

        Amortization of intangibles for the quarter ended September 30, 2000 decreased 9.5% to $1.8 million compared to $2.0 million in the same period last year. For the nine months ended September 30, 2000 amortization of intangibles decreased 6.5% to $5.4 million compared to $5.8 million in the same period last year.

         There were no acquisition charges for the three and nine months ended September 30, 2000. The Company incurred $6.9 million of acquisition costs for the nine months ended September 30, 1999. These acquisition costs related to the Compucare acquisition in the first quarter of 1999. Such costs were primarily for financial advisor fees of approximately $5.7 million incurred by QuadraMed and Compucare and to a lesser extent, legal and accounting fees of approximately $1.2 million.

        During the nine months ended September 30, 2000 the Company recorded $42.0 million of non-recurring charges. In the third-quarter of 2000, the Company recorded $13.6 million of non-recurring charges primarily associated with: (a) the Company's restructuring plan; (b) the write-down of impaired receivables and other assets from management's review of the balance sheet; and
(c) accruals for pre-existing non-material litigation fees, costs, and expenses. The Company's restructuring plans were aimed at eliminating redundant costs and overhead. Associated costs consisted of: (i) $1.1 million in severance benefits to terminate approximately 145 employees, (ii) $2.9 million to downsize and close excess facilities; and (iii) $1.2 million of other restructuring expenses. All terminations and termination benefits were communicated to the affected employees prior to the end of the third-quarter and are expected to be paid in full in the fourth-quarter of 2000. At September 30, 2000, remaining liabilities for restructuring costs totaled $3.8 million and are included in "accrued liabilities". The balance sheet review by management resulted in charges of $4.2 million, primarily from the elimination of $2.9 million in deferred revenue from the MPR/CPR business, which will be realized on a cash basis looking forward, and a reduction in fixed assets not supported by historical asset listings. The accrual of $4.3 million for pre-existing non-material litigation fee, costs, and expenses is a non-case specific estimate.

        During the first and second quarter of 2000, the Company recorded approximately $28.3 million of non-recurring charges. Those charges were primarily related to the discontinuation of the EnOvation product, the write-down of certain other receivables, payments to employees for severance agreements, and costs associated with office closures. The charge also included costs related to further product integration efforts and product consolidation. The Company further recorded a write-down of $10.6 million of HealthCast assets, as well as additional expenses of $5.3 million associated with officers' separation agreements.


        During the nine months ended September 30, 1999, the Company recorded $18.8 million of non-recurring charges. These charges consisted primarily of severance payments and future rent and lease obligations associated with the closing of several duplicative operating facilities primarily within the Company's Business Office Division and certain integration costs related to prior acquisitions. Future rents and lease obligations are expected to be paid through July 2003. At December 31, 1999, there was $1.5 million accrued for future rents and lease obligations.

        During the first and second quarter 2000, QuadraMed recorded approximately $28.3 million of non-recurring charges. Those charges were primarily related to the discontinuation of the EnOvation product, the write-down of certain other receivables, payments to employees for severance agreements, and costs associated with office closures. The charges also included costs related to further product integration efforts and product consolidation. Non-recurring charges of $18.8 million in the first quarter of 1999 were associated with the closing of duplicative operating facilities within several of our business units. These charges consisted primarily of severance payments and future rent and lease obligations. The Company further recorded a write-down of $10.6 million of HealthCast assets, as well as additional expenses of $5.3 million associated with officers' severance agreements.

        In connection with the acquisition of MedData in July 1999, the Company expensed $1.7 million acquired in-process research and development as the technology had not achieved technological feasibility and had no alternative future use.

        QuadraMed recorded a $0.9 million charge in 2000 to write-down certain intangible assets related to acquisition of Velox in 1998. The Company recorded a $10.6 million charge in 1999 to write-down certain intangible assets related to acquisitions of companies made in 1997 and 1998. The write-down related to the acquisitions of Synergy, InterLink, Velox and American Hospital Directory.

        Interest expense, net was $0.9 million and $3.3 million in the three and nine months ended September 30, 2000, compared to $0.9 million and $2.0 million for the same period last year. Interest expense in 2000 and 1999 was principally due to QuadraMed's $115 million Convertible Subordinated Debentures, which closed in April 1998, partially offset by interest income from QuadraMed's cash and investments. The increase in interest expense in 2000 compared to 1999 is due to less interest income, from a smaller portfolio of investments.

        Provision for income taxes in the nine months ended September 30, 2000 was $0.2 million. The provision for income taxes is primarily due to state and alternative minimum tax liabilities on certain of the Company's legal entities. For financial reporting purposes, a 100% valuation allowance has been recorded against the Company's deferred tax assets under SFAS No. 109, "Accounting for Income Taxes."


LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2000, QuadraMed had $7.3 million in cash and cash equivalents, compared to $10.6 million at December 31, 1999.

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

        Net cash used in operating activities was ($5.8 million) and ($32.1 million) in the nine months ended September 30, 2000 and 1999, respectively. Net cash used in operating activities in the nine months ended September 30, 2000 related to the net loss for the period excluding the gain on the sale of ChartOne, offset by the increase in the deferred revenue for annual maintenance fees and the decrease in accounts receivable and unbilled receivables related to the sun setting of the EnOvation product. Net cash used in the operating activities for the nine months ended September 30, 2000 related to the net loss for the period, offset by the write-down of certain intangible assets and the increase in accounts payable and accrued liabilities related to the Company's restructuring plan.

        Net cash provided by investing activities was $4.9 million in the nine months ended September 30, 2000. Net cash used for investing activities was $7.3 million in the nine months ended September 30, 1999. Investing activities for 2000 included the gain on the sale of ChartOne and the maturity of long-term investments. Investing activities for 1999 primarily included the purchase of short and long-term investments from the proceeds from our offering of $115.0 million Convertible Subordinated Debentures and the additional equity investment of $3.0 million in VantageMed.

        Net cash used in financing activities was $2.4 million and $19.0 million in the nine months ended September 30, 2000 and 1999, respectively. Financing activities in the nine months ended September 30, 2000 primarily related to the proceeds from the exercise of common stock options and the purchase through the Employee Stock Purchase Plan. Financing activities in the nine months ended September 30, 1999 related to the repayment of the outstanding balances under the line of credit assumed as part of the Compucare acquisition, offset by the proceeds from the exercise of common stock options and purchase through the Employee Stock Purchase Plan.

        QuadraMed believes that its cash and investments and borrowing capacity on September 30, 2000 is sufficient to fund operations at least through December 31, 2000. In light of subsequent events (See Note 10), QuadraMed believes that it has sufficient liquidity to fund its continuing operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

INTEREST AND FOREIGN CURRENCY RISK

        QuadraMed invests cash principally in short-term U.S. Government securities and in a money management account on which interest is calculated daily. Accordingly, QuadraMed's investment interest rate risk is nominal. QuadraMed is not exposed to material changes in debt interest rate risk because the interest rate on the Subordinated Convertible Debentures, the bulk of QuadraMed's debt, is fixed at 5.25%. Although QuadraMed from time-to-time sells its products internationally, all such transactions are denominated in U.S. currency and there is no foreign currency fluctuation risk.

EQUITY INVESTMENT RISK

        QuadraMed has made equity investments to acquire minority interests in certain early stage companies. QuadraMed does not have the ability to control the operations of any of these companies. These investments are subject to certain significant risks and there is no guarantee of any return on them. QuadraMed could also lose some or all of its principal investment if these companies fail or become bankrupt or insolvent.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

        QuadraMed incurred net losses of $19.5 million and $12.3 million in fiscal years 1998 and 1999, respectively, and a net loss of $55.0 million for the nine months ended September 30, 2000. As of September 30, 2000, QuadraMed's accumulated deficit was $260.5 million. Those losses include the effect of both operating losses and write-offs for acquired in-process research and development. In connection with its acquisitions, QuadraMed will be required to amortize significant expenses related to goodwill and other intangible assets in future periods.


POTENTIAL VARIABILITY IN QUARTERLY OPERATING RESULTS

        QuadraMed quarterly operating results have varied significantly in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside QuadraMed's control. These factors include:

    -   Success in integrating acquired businesses;

    -   Demand variability for QuadraMed's products and services;

    - Introduction of product enhancements and new products by QuadraMed and its competitors;

    - The timing and significance of announcements concerning QuadraMed present or prospective strategic alliances;

    - The discontinuation of, or a reduction in, the products and services QuadraMed offer;

    -   The loss of customers due to consolidation in the health care industry;

    -   Delays in product delivery requested by QuadraMed customers;

    - The varied length of the sales cycle for QuadraMed's products or the timing of QuadraMed's sales;

    -   Customer budget cycle fluctuation;

    - QuadraMed's investment in marketing, sales, research and development, and administrative personnel necessary to support anticipated operations;

    -   Costs incurred for marketing and sales promotional activities;

    -   Software defects and other product quality factors;

    - General economic conditions and their impact on the health care industry;

    - Cooperation from competitors on interfaces and implementation when a customer chooses systems from various vendors;

    -   Delays in implementation due to product readiness;

    -   The final negotiated sales price of any given system;

    - Federal regulations that can increase demand for new, updated systems (compliance, HIPAA, ICD-10, etc.);

    - Federal regulations that directly affect the reimbursements received, and therefore the amount of money available for purchasing information systems; and

    - The fines and penalties a healthcare provider or system may incur due to fraudulent billing practices.

        QuadraMed cannot accurately forecast the timing of its customer sales due to the complex procurement decision process associated with most health care providers and payors. As a result, QuadraMed typically experiences sales cycles that extend over several quarters. In addition, QuadraMed's AFFINITY solution has higher average selling prices and longer sales cycles than many of QuadraMed's other products. This may increase the volatility of QuadraMed's quarterly operating results. Moreover, QuadraMed's operating expense levels, which will increase with the addition of acquired businesses, are relatively fixed. Accordingly, if future revenues are below QuadraMed's expectations, there would be a disproportionate adverse affect on net income and financial results. Further, it is likely that, in some future quarter, QuadraMed's revenues or operating results may fall below the expectations of securities analysts and investors. In such an event, the trading price of QuadraMed's common stock would likely be materially and adversely affected.


INTEGRATION OF ACQUIRED COMPANIES INTO QUADRAMED

        QuadraMed, since its inception, has made over twenty-five (25) acquisitions. Realizing benefits from acquisitions depends in significant part upon several factors and is accompanied by a number of risks, including:

    - Successful integration of the operations, products and personnel of the acquired company;

    - Possible costs, delays or other problems QuadraMed may incur to successfully complete such integration;

    - The potential interruption or disruption of QuadraMed's ongoing business and the distraction of management from other matters;

    - Significant operational and administrative expense relating to such integration;

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

    - Exposure to the risks of entering markets in which QuadraMed has no direct prior experience or to risks associated with the market acceptance of acquired products and technologies; and

    - Possible platform and technical issues related to integrating systems from various acquired companies.

        From time to time, QuadraMed's acquisitions have resulted in disputes with the sellers of one or more of the acquired entities. QuadraMed is a party to a number of legal proceedings arising out of previous acquisitions. While QuadraMed does not believe that the adverse determination of any such pending litigation, individually, would have a material adverse effect on QuadraMed's business, financial condition, results of operations, cash flows or prospects, the adverse determination of such proceedings could, in the aggregate, have such a material adverse effect.

        Additionally, customer dissatisfaction or performance problems at a single acquired company could have an adverse effect on QuadraMed's sales and marketing initiatives and on QuadraMed's reputation. With the addition of the acquired businesses, QuadraMed's anticipated future operations may place a strain on QuadraMed's management systems and resources. QuadraMed expects that it will be required to continue to improve its financial and management controls, reporting systems and procedures, and will need to expand, train and manage QuadraMed's workforce. There can be no assurance that QuadraMed will be able to effectively manage these tasks, and the failure to do so could have a material adverse effect on QuadraMed's business financial condition and results of operations.

        Any difficulties encountered in the integration process could have a material adverse effect on QuadraMed's business, operating results and financial condition. Even if QuadraMed is able to successfully integrate these businesses, the acquired operations may not achieve sales, productivity and profitability commensurate with QuadraMed's historical or projected operating results. Failure to achieve such projected results would have a material adverse effect on QuadraMed's financial performance, and in turn, on the market value of QuadraMed's Common Stock. There can be no assurance that QuadraMed will realize any of the anticipated benefits of the acquisitions or that such acquisitions will enhance QuadraMed's business or financial performance.

        At this time, QuadraMed's strategy does not call for expansion through further acquisition. From time to time, QuadraMed, however, will consider various strategic alternatives, including potential business combinations, divestitures of business units, strategic partnerships and discontinuance of lines of business. Each of these strategic alternatives carries certain risks that are difficult to predict but which may have a material adverse effect on QuadraMed's business.

DEPENDENCE ON KEY PERSONNEL

        In large part, QuadraMed's future success will depend upon its ability to attract and retain executive officers, product managers, and other key sales, marketing and developing personnel. Competition for personnel in the software and health care information management business is intense. At times, QuadraMed has had difficulty attracting and retaining highly qualified candidates within specific geographic areas or with certain specific industry experience. If QuadraMed's competitors increase their use of valid non-compete agreements, the pool of candidates may narrow in certain geographic areas. the failure to attract, retain, train, and effectively manage personnel could increase QuadraMed's costs and impair its development, sales, and customer service efforts.

        In 2000, there have been changes in several of QuadraMed's senior executive positions. QuadraMed has hired or promoted qualified candidates for these positions. The uncertainty created by these changes could cause fluctuations in the price of QuadraMed's stock and lead some QuadraMed employees to seek other employment.

RISKS RELATED TO HOSPITAL AND MANAGED CARE MARKETS; UNCERTAINTY IN THE HEALTHCARE INDUSTRY

        A substantial portion of QuadraMed's revenues have been and are expected to be derived from the sale of software products and services to hospitals. Consolidation in the health care industry, particularly in the hospital and managed care markets, could cause a decrease in the number of existing or potential purchasers of QuadraMed's products and services, which could adversely affect QuadraMed's business. In addition, the decision to purchase QuadraMed's products often involves the approval of several members of management of a hospital or health care provider. Consequently, it is difficult for QuadraMed to predict the timing or outcome of the buying decisions of its customers or potential customers.

        The health care industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care organizations. QuadraMed believes that the commercial value and appeal of our products may be adversely affected if the current managed care health care financing and reimbursement system were to revert to a fee-for-service model. In addition, many QuadraMed customers provide services under capitated service agreements, and a reduction in the use of capitation arrangements as a result of regulatory or market changes could have a material adverse effect on QuadraMed's business, financial condition and operating results. During the past several years, the health care industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Certain proposals to reform the health care system have been and are being considered by Congress. These proposals, if enacted, could change the operating environment of QuadraMed's clients in ways that cannot be predicted. Health care organizations may react to these proposals by curtailing or deferring investments, including those for QuadraMed's products and services.

        Changes in current health care financing and reimbursement systems could result in the need for unplanned product enhancements, in delays or cancellations of product orders or shipments or in the revocation of endorsement of QuadraMed's products by hospital associations or other customers and reduce the need for certain systems. Any of these occurrences could have a material adverse effect on QuadraMed's business. In addition, many health care providers are consolidating to create integrated health care delivery systems with greater regional market power. As a result, these emerging systems could have greater bargaining power, which may lead to price erosion of QuadraMed's products. If QuadraMed fails to maintain adequate price levels, its business, financial condition and results of operations could be adversely affected. Other market-driven reforms could also have adverse effects on QuadraMed's business, financial condition and results of operations.


HIGHLY COMPETITIVE MARKET

        Competition in the market for QuadraMed's products and services is intense and is expected to increase. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect QuadraMed's business, financial condition and results of operations. QuadraMed competes with other providers of health care information software and services, as well as health care consulting firms. Some competitors have alliances with other competitors that may affect our ability to work with certain prospects. In addition, if some of our competitors merge, a stronger competitor may emerge. Some principal competitors include, among others:

    - Healtheon/WebMD Corporation, National Data Corporation, Inc., and Sophisticated Software, Inc. in the market for EDI products;

    - McKesson HBOC, Inc., SoftMed Corporation Inc., FileNet, Lanvision, MedPlus, and Eclipsys Corporation in the market for electronic document management products;

    - Eclipsys Corporation, Healthcare Microsystems, Inc., a division of Health Management Systems Inc., and MediQual Systems, Inc., a division of Cardinal Health, Inc., in the market for decision support products;

     - McKesson HBOC, Inc., Shared Medical Systems, Inc., MediTech Corporation, Eclipsys Corporation, Cerner, and IDX/Phamis in the market for enterprise healthcare information systems;

    - 3M,SoftMed Corporation, Inc., MetaHealth, Eclypsis Corporation, Cascade, and HSS in the market for medical records products;

    -   Madison and Medibase in the market for MPI products and services,

    - PriceWaterhouseCoopers, KPMG, Ernst and Young for our compliance products and services and health information management consulting services, and

    - Physmark, Computer Sciences Corp., Health Systems Design, and Medical Manager for managed care capitation management system.

        Current and prospective customers evaluate QuadraMed's capabilities against the merits of their existing information systems and expertise. Major software information systems companies, including those specializing in the health care industry not presently competing with QuadraMed, may enter the market. Existing and potential competitors may have significantly greater name recognition and financial, technical, product development, marketing and other resources. Many competitors also currently have, or may develop or acquire, substantial installed healthcare industry customer bases. As a result of these factors, QuadraMed's competitors may be able to respond more quickly to new or emerging technologies, changes in customer requirements, and political, economic or regulatory changes and may devote greater resources to the development, promotion and sale of their products. There can be no assurance that QuadraMed will be able to compete successfully against current and future competitors or that such competitive pressures will not materially adversely affect QuadraMed's business, financial condition and operating results.


SHARES ELIGIBLE FOR FUTURE SALE

        Future sales of Common Stock by existing stockholders under Rule 144 of the Securities Act and through the exercise of registration rights could lower the market price of QuadraMed's Common Stock. As of September 30, 2000, approximately 2,516,510 shares were available for sale in the public market subject to compliance with Rule 144. As of September 30, 2000, certain of QuadraMed's existing stockholders holding an aggregate of 616,100 shares of Common Stock have rights under certain circumstances to require QuadraMed to register their shares for future sale.

        In September 1998, we closed the acquisition of IMN. In connection with the acquisition of IMN, we issued an aggregate of 1,550,000 shares of Common Stock. In June 1998, we closed the acquisition of Pyramid. In connection with the acquisition of Pyramid, we issued an aggregate of 2,784,508 shares of Common Stock and warrants to purchase 62,710 shares of Common Stock. In connection with the acquisition of Compucare, we issued an aggregate of 2,957,000 shares of common stock. All of these shares were subsequently registered for resale under the Securities Act.

        Sales of a substantial number of the aforementioned shares in the public markets or the prospect of such sales could adversely affect or cause substantial fluctuations in the market price of QuadraMed's common stock and impair QuadraMed's ability to raise additional capital through the sale of QuadraMed's securities.

NEW PRODUCT DEVELOPMENT AND SYSTEM ENHANCEMENT

        QuadraMed's performance depends in large part upon its ability to provide the increasing functionality required by its customers through the timely development and successful introduction of new products and enhancements to its existing suite of products. QuadraMed has historically devoted significant resources to product enhancements and research and development and believe that significant continuing development efforts will be required to sustain QuadraMed's operations and integrate the products and technologies of acquired businesses with our products. There can be no assurance that QuadraMed will successfully or in a timely manner develop, acquire, integrate, introduce and market new product enhancements or products, or that product enhancements or new products developed by us will meet the requirements of hospitals or other health care providers and payors and achieve or sustain market acceptance.


LIMITED PROPRIETARY RIGHTS; RISK OF INFRINGEMENT

        QuadraMed relies on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual provisions to protect its proprietary rights. QuadraMed has not filed any patent applications covering its technology. There can be no assurance that measures QuadraMed has taken to protect its intellectual property will be adequate or that its competitors will not independently develop products and services that are substantially equivalent or superior to the products and services QuadraMed offers.

        There is substantial litigation regarding intellectual property rights in the software industry. QuadraMed has not been notified that its products infringe upon the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against us in the future. QuadraMed may incur substantial litigation expenses in defending any such claim regardless of the merit of the claim. In the event of an unfavorable ruling on any such claim, QuadraMed cannot guarantee that a license or similar agreement will be available to us on reasonable terms, if at all. Infringement may result in significant monetary liabilities, which would have a material adverse effect on QuadraMed's business, financial condition and results of operations. QuadraMed cannot guarantee that it will be successful in the defense of these or similar claims.


RISK OF PRODUCT DEFECTS; FAILURE TO MEET PERFORMANCE CRITERIA

        Products such as QuadraMed's frequently contain errors or failures, especially when initially introduced or when new versions are released. Although QuadraMed conducts extensive testing on its applications, software errors have been discovered in certain enhancements and products after their introduction. QuadraMed cannot guarantee that, despite such testing and testing by its current and potential customers, products under development, enhancements or shipped products will be free of errors or performance failures, resulting in, among other things:

    -   Loss of revenues and customers;

    -   Delay in market acceptance;

    -   Diversion of resources;

    -   Damage to QuadraMed's reputation; or

    -   Increased service and warranty costs.


        The occurrence of any of these consequences could have a material adverse effect upon QuadraMed's business, financial condition and results of operations.

RISK OF INTERRUPTION OF DATA PROCESSING

        QuadraMed currently processes substantially all of its customer data at its facilities in San Rafael, California and Neptune, New Jersey. Although QuadraMed backs up data nightly and has safeguards for emergencies, such as power interruption or breakdown in temperature controls, QuadraMed has no mirror-processing site to which processing could be transferred in the case of a catastrophic event at either of these facilities. In the event that a major catastrophic event occurs at either the San Rafael or the Neptune facility leading to an interruption of data processing, QuadraMed's business, financial condition and results of operations could be adversely affected.


RISKS RELATED TO QUADRAMED'S BUSINESS

        QuadraMed provides compliance, consulting, HIM outsourcing, and cash flow management services, including the billing and collection of receivables. QuadraMed acquired the infrastructure for its outsourcing business through an acquisition. QuadraMed uses its software products to provide outsourcing services. As a result, QuadraMed has not been required to make significant capital expenditures in order to service existing outsourcing contracts. If QuadraMed experiences a period of substantial expansion in its outsourcing business, QuadraMed may be required to make substantial investments in capital assets and personnel. QuadraMed cannot guarantee that it will be able to assess accurately the investment required and negotiate and perform in a profitable manner any of the outsourcing contracts, may be awarded. QuadraMed's failure to either estimate accurately the resources and related expenses required for a project, or to complete QuadraMed's contractual obligations in a manner consistent with the project plan upon which a contract was based, could have a material adverse effect on our business, financial condition and results of operations. In addition, QuadraMed's failure to meet a client's expectations in the performance of its services could damage its reputation and adversely affect its ability to attract new business. Finally, QuadraMed could incur substantial costs and expend significant resources correcting errors in QuadraMed's work, and could possibly become liable for damages caused by these errors.


GOVERNMENT REGULATION

        The United States Food and Drug Administration (the "FDA") is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act. Computer products are subject to regulation when they are used or are intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. The FDA could determine in the future that any predictive aspects of QuadraMed's products make them clinical decision tools subject to FDA regulation. Compliance with these regulations could be burdensome, time consuming and expensive. QuadraMed could also become subject to future legislation and regulations concerning the development and marketing of health care software systems. Such legislation could increase the cost and time necessary to market new products and could affect the Company in other respects not presently foreseeable. QuadraMed cannot predict the effect of possible future legislation and regulation.

        State governments substantially regulate the confidentiality of patient records and the circumstances under which such records may be released for inclusion in QuadraMed's databases. These state laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance with these laws and regulations is at present principally the responsibility of the hospital, physician, or other health care provider, regulations governing patient confidentiality rights are evolving rapidly. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal levels. This legislation may require holders of such information to implement security measures that may require substantial expenditures. QuadraMed is not sure that changes to state or federal laws will not materially restrict the ability of health care providers to submit information from patient records using QuadraMed's products.


RISK OF PRODUCT-RELATED CLAIMS

        Some of QuadraMed's products and services are used in the payment, collection, the coding and billing of health care claims, and the administration of managed care contracts. If QuadraMed's employees or its products fail to accurately assess, process or collect these claims, customers may file claims against the Company. QuadraMed has been and currently is involved in claims for money damages related to services provided by its accounts receivable management business. QuadraMed maintains insurance to protect against certain claims associated with the use of our products, but there can be no assurance that QuadraMed's insurance coverage would adequately cover any claim brought against it. A successful claim that is in excess of, or is not covered by, insurance coverage could adversely affect QuadraMed's business, financial condition and results of operations. Even a claim without merit could result in significant legal defense costs and would consume management time and resources. QuadraMed does not know whether it will be subject to material claims in the future which may result in liability in excess of QuadraMed's insurance coverage, or which its insurance may not cover. QuadraMed may not be able to obtain appropriate insurance in the future at commercially reasonable rates. In addition, if QuadraMed were found liable, it would have to significantly alter its products resulting in additional unanticipated research and development expenses.


POTENTIAL EFFECT OF ANTI-TAKEOVER PROVISION

        QuadraMed's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock may be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change of control of QuadraMed without further action by the stockholders and may adversely affect the voting and other rights of the holders of Common Stock. QuadraMed has no present plans to issue shares of Preferred Stock.

        Further, certain provisions of QuadraMed's Certificate of Incorporation and Bylaws could discourage potential takeover attempts and make attempts by stockholders to change management more difficult. For example, QuadraMed's Board of Directors is classified into three classes of directors serving staggered, three-year terms and has the authority without action by its stockholders to impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions. In addition, QuadraMed's Certificate of Incorporation provides that directors may be removed only by the affirmative vote of the holders of two-thirds of the shares of capital stock of QuadraMed entitled to vote. Any vacancy on the Board of Directors may be filled only by vote of the majority of directors then in office. Further, QuadraMed's Certificate of Incorporation provides that any "Business Combination" (as therein defined) requires the affirmative vote of two-thirds of the shares entitled to vote, voting together as a single class. These provisions, and certain other provisions of the Certificate of Incorporation, which may have the effect of delaying proposed stockholder actions until the next annual meeting of stockholders, could have the effect of delaying or preventing a tender offer for QuadraMed's Common Stock or other changes of control or management of QuadraMed, which could adversely affect the market price of QuadraMed's Common Stock. Finally, certain provisions of Delaware law could have the effect of delaying, deterring or preventing a change in control of QuadraMed, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met.


VOLATILITY OF STOCK PRICE

        The NASDAQ National and Small Cap markets, and stock markets in general, have historically experienced extreme price and volume fluctuations that have affected companies unrelated to their individual operating performance. The trading price of QuadraMed's Common Stock has been and is likely to continue to be highly volatile due to such factors as:

    -   Variations in quarterly results of operations;

    - Announcements of new products or acquisitions by QuadraMed's competitors;

    -   Governmental regulatory action;

    -   Developments or disputes with respect to proprietary rights;

    -   General trends in QuadraMed's industry and overall market conditions;
        or

    -   Other events or factors, many of which are beyond QuadraMed's control.


        The market price of QuadraMed's Common Stock may also be affected by movements in prices of equity securities in general.


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

        None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

        None


ITEM 5. OTHER INFORMATION.

        (a) Michael H. Lanza Employment Agreement. The Company entered into a letter agreement on September 18, 2000 with Michael H. Lanza, pursuant to which Mr. Lanza is employed as the Company's Executive Vice President.

        Mr. Lanza shall be paid for service in the 2000 calendar year a base salary at the annual rate of $210,000. Mr. Lanza's base salary is subject to annual adjustment by the Board. In addition, Mr. Lanza will be eligible for a discretionary bonus of up to 40% of base salary. Mr. Lanza will also be paid a bonus based on a phantom stock account of 95,293 shares as follows: (i) on February 25, 2001 an amount equal to the value of 43,672 shares of QuadraMed stock two business days prior; (ii) on February 26, 2002 an amount equal to the value of 29,306 shares of QuadraMed stock two business days prior; (iii) on February 23, 2003 an amount equal to the value of 22,315 shares of QuadraMed stock two business days prior. In the event of an Involuntary Termination (as defined in the letter agreement), Mr. Lanza will receive actual common shares of QuadraMed in an amount equal to the remaining phantom shares described above, in addition to his other severance benefits described below. Subsequent bonuses will be established by the Board in its sole discretion and based upon the recommendation of the Compensation Committee and such additional factors as the Board deems appropriate, including Mr. Lanza's individual performance and the Company's financial results. Mr. Lanza is eligible to participate in all other bonus plans applicable to the Company's executives.

        Mr. Lanza received a grant of stock options to purchase 200,000 shares of common stock at an exercise price of $1.50, subject to vesting over a four-year period. Under the letter agreement, the Company also will reimburse Mr. Lanza $65,000 for relocation expenses.

        The letter agreement also includes the following severance provisions:
(i) if Mr. Lanza dies, his estate will be paid any unpaid compensation for services rendered through the date of death; together with a special termination payment equal to 30 days base salary; (ii) if Mr. Lanza is disabled, he will be paid any unpaid compensation for services rendered through the date of disability, together with the severance benefits payable in the event of an Involuntary Termination of employment (other than a Termination for Cause), offset, dollar-for-dollar by any income continuation payments provided under any policies or programs funded by the Company on his behalf; (iii) if Mr. Lanza is terminated by reason of an Involuntary Termination other than a Termination for Cause (as those terms are defined in the letter agreement), Mr. Lanza will receive in one lump sum within thirty days of the date of such an Involuntary Termination, an aggregate amount equal to one-times Mr. Lanza's then-current base salary; alternatively, at Mr. Lanza's option, he may receive the severance payment in monthly installments over a one year period following the date of Involuntary Termination. In addition, if Mr. Lanza is terminated by reason of Involuntary Termination (other than a Termination for Cause) he will receive a lump sum payment equal to his annual bonus of 40% of base compensation. Mr. Lanza (or his dependents, as applicable) shall also be provided with the same life, health and disability participation, benefits and other coverages for a period of 12 months after his disability or involuntary termination.

        In connection with an Involuntary Termination (other than a Termination with Cause), whether before or after a Change in Control (as defined in the letter agreement), Mr. Lanza's options granted under the Company's Stock Option Plan and all restricted or unvested common stock granted by the Company (to the extent not otherwise vested) will automatically accelerate and vest and any repurchase rights with respect thereto will terminate so that each such option or share will be immediately exercisable and fully vested as of the date of termination and all such vested options shall remain exercisable for a period of three years following the Involuntary Termination. In addition, to the extent any acquiring company in a Change in Control transaction does not assume or otherwise continue in force Mr. Lanza's outstanding options, those options shall automatically accelerate and vest so that each such option, immediately prior to the Change in Control, becomes fully exercisable; such options shall terminate immediately after the Change in Control.

        To the extent the acquiring company in any Change in Control transaction does not assume or otherwise continue in full force and effect Mr. Lanza's outstanding options under the Stock Option Plan, those options shall automatically accelerate and vest so that each such option will, immediately prior to the Change in Control, become fully exercisable for all the option shares and shall terminate immediately after the Change in Control transaction.

        The letter agreement includes the following provisions with respect to any options, which are to be assumed or otherwise continued in effect in the Change in Control and any restricted or unvested shares of common stock held by Mr. Lanza at the time of the Change in Control.

        The options will accelerate and vest at the time of the Change in Control so that each option will become exercisable for all of the option shares immediately prior to the Change in Control transaction, except to the extent the option parachute payment attributable to such accelerated vesting would otherwise result in an excess parachute payment under Internal Revenue Code
Section 280G. Any option which does not accelerate and vest at the time of the Change in Control by reason of the foregoing limitation will continue to become exercisable and vest in accordance with the vesting schedule applicable to that option immediately prior to the Change in Control. Any restricted or unvested shares of common stock held by Mr. Lanza at the time of the Change in Control shall immediately vest at that time and the Company's repurchase rights with respect to those shares shall terminate, except to the extent the parachute payment attributable to the acceleration of Mr. Lanza's outstanding options, would result in an excess parachute payment under Code Section 280G. The Company's repurchase rights with respect to any restricted or unvested shares which do not vest at the time of the Change in Control by reason of the foregoing limitation shall continue in effect and shall be assigned to any successor entity in the Change in Control transaction, and Mr. Lanza shall continue to vest in those shares in accordance with the vesting schedule in effect for the shares immediately prior to the Change in Control.

        Any option which does not accelerate, and any restricted or unvested shares of common stock which do not vest at the time of the Change in Control by reason of the foregoing limitations shall immediately vest in full upon any Involuntary Termination of Mr. Lanza's employment following the Change in Control (other than a Termination for Cause). Each such accelerated option, together with each of Mr. Lanza's other vested options shall remain exercisable and outstanding for a period of three (3) years and may be exercised for any or all of the option shares, including the accelerated shares, in accordance with the provisions of the option agreement evidencing such option.

        Each option will be appropriately adjusted to apply to the number and class of securities which would have been issued to Mr. Lanza in the consummation of the Change in Control transaction had the option been exercised immediately prior to such transaction, and appropriate adjustments will be made to the option exercise price payable per share, provided the aggregate exercise price will remain the same.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     EXHIBITS.

        10.68   Employment Agreement, dated September 18, 2000, between Michael
                H. Lanza and QuadraMed Corporation.

        15      Accountant's Letter.

        27.1    Financial Data Schedule for the Quarter Ended 09/30/2000.

        27.2    Financial Data Schedule for the Quarter Ended 09/30/1999.

(b)     REPORTS ON FORM 8-K:

        The Company filed a Form 8-K (Item 5), dated August 16, 2000, on August 17, 2000, in which it announced October 5, 2000 as the date for its Annual Meeting of Stockholders.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     QUADRAMED CORPORATION (Company)


Date:  November 14, 2000             By:
                                        ---------------------------------------
                                        Lawrence P. English
                                        Chief Executive Officer (Principal
                                        Executive Officer)


                                     By:
                                        ---------------------------------------
                                        Mark N. Thomas
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX


10.68 Employment agreement, date September 18, 2000, between Michael H. Lanza and QuadraMed Corporation.

15        Accountant's Letter.

27.1      Financial Data Schedule for the Quarter Ended 09/30/2000.

27.2      Financial Data Schedule for the Quarter Ended 09/30/1999.