Form 10-K
period 2000-12-31
QUADRAMED CORP
filed 2001-04-02
CIK 1018833

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                             -----------------
                                 FORM 10-K
                             -----------------

                     FOR ANNUAL AND TRANSITION REPORTS
                  PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2000

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _____

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

                  Common Stock, $0.01 par value per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    _X_     No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 29, 2001, was approximately $54,341,722 (based upon the closing price for shares of the Registrant's common stock as reported on the Nasdaq SmallCap Market for March 29, 2001). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         On March 29, 2001, 25,754,696 shares of the Registrant's common stock, $0.01 par value per share, were outstanding.



                           QUADRAMED CORPORATION

                        2000 FORM 10-K ANNUAL REPORT

                             TABLE OF CONTENTS

                                                                        Page
PART I      ..........................................................    1

Item 1      Business..................................................    1

Item 2      Properties................................................    8

Item 3      Legal Proceedings.........................................    8

Item 4      Submission of Matters to a Vote of Security Holders.......    8

PART II     ..........................................................    9

Item 5      Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    9

Item 6      Selected Financial Data...................................   10

Item 7      Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................   10

Item 7A     Quantitative and Qualitative Disclosures About Market
            Risk .....................................................   22

Item 8      Financial Statements and Supplementary Data ..............   22

Item 9      Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.......................   22

PART III    .........................................................    23

Item 10     Directors and Executive Officers of the Registrant........    23

Item 11     Executive Compensation....................................    26

Item 12     Security Ownership of Certain Beneficial Owners and
            Management................................................    36

Item 13     Certain Relationships and Related Transactions............    38

PART IV     ..........................................................    38

Item 14     Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K...............................................    38


                                   PART I

ITEM 1. BUSINESS


         In this Annual Report on Form 10-K, QuadraMed Corporation ("QuadraMed") and its management discuss and make statements regarding their intentions, beliefs, and current expectations regarding QuadraMed's future operations and performance. Such statements are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as "anticipates," "believes," "expects," "will," "should" and "intends" and their negatives. QuadraMed Corporation and its management caution prospective investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in QuadraMed's future performance. Factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, those discussed in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations." QuadraMed and its management make forward-looking statements based on currently available information and assume no obligation to update these statements due to changes in underlying factors, new information, future developments, or otherwise.


OVERVIEW

         QuadraMed is a healthcare information and technology company. It provides software solutions and consulting services to hospitals and medical providers to meet their medical records, business and compliance needs. QuadraMed's solutions have been implemented in over 4000 sites, including approximately 60% of the hospitals in the United States. QuadraMed was reincorporated in Delaware in 1996 after having been originally incorporated in California in 1993.

         From 1993 to 1999, acquisition-based growth was an integral part of QuadraMed's business strategy. During this time, QuadraMed completed twenty-eight (28) acquisitions, with twenty-three (23) occurring between 1997 and 1999. This rapid growth has had several consequences. First, QuadraMed has significantly increased the range of health information management products and services that it offers to healthcare providers. Second, QuadraMed has increased its market share in the health information management industry. Third, QuadraMed has acquired access to public markets and has lowered its capital costs. At the same time, however, integration issues have delayed anticipated synergies and efficiencies and, since 1997, QuadraMed has incurred annual after-tax losses. Further, the acquisitions have produced substantial goodwill that reduces future earnings.

         During 2000, QuadraMed focused on integration and making financial and operational improvements. As part of this strategy, QuadraMed has reduced expenses, sold non-strategic assets for cash, settled outstanding litigation, made several management changes, and re-aligned the organization into five operating divisions:

         o Enterprise Products and Services Division, which provides acute care hospitals with integrated enterprise information systems to manage patient registration, clinical, and financial information.

         o Health Information Management Products Division, which provides software products that automate and support hospital and provider health information management departments in maintaining accurate and timely patient treatment information and in accurately coding for appropriate reimbursement.

         o Collection Services Division, which identifies and collects accounts receivables for hospitals and medical groups.

         o Health Information Management Services Division, which provides (1) health information interim management, management consulting and department outsourcing services;
              (2) coding, compliance and education services; (3) compliance, legal and regulatory services; and (4) charge description master reviews.

         o EZ-CAP Division, which provides (1) software designed to support managed care risk-taking organizations, such as medical groups, physician-health organizations, independent practice associations, and medical service organizations; and
              (2) seminars for doctors and medical professionals.


QUADRAMED CORPORATE TRANSACTION HISTORY


         Since its incorporation in 1993, QuadraMed has completed twenty-eight (28) mergers and acquisitions as detailed in the following table:


         COMPANY/ASSETS                                MERGER/ASSET PURCHASE         DATE

         Coast Micro, Inc.                                     Asset Purchase        October 1993
         Seton Financial                                       Merger                December 1993
         Health Tech, Inc.                                     Asset Purchase        June 1994
         Healthcare Design Systems                             Asset Purchase        December 1995
         InterMed Healthcare Systems, Inc.                     Merger                December 1996
         Healthcare Recovery, Inc. dba Synergy HMC             Merger                March 1997
         Queen City Microsystems, Inc.                         Merger                July 1997
         Healthcare Revenue Management, Inc.                   Merger                September 1997
         Medicus Systems Corporation                           Merger                November 1997
         Fleming Softlink Systems, Inc.                        Merger                December 1997
         Resource Health Partners, L.P.                        Merger                December 1997
              Rothenberg Health Systems, Inc.
              Healthcare Research Affiliates, Inc.
              IPN, Inc.
         Healthcare Cash Management Seminars, Inc.             Asset Purchase        January 1998
         American Medical Network, Inc.                        Asset Purchase        January 1998
         Cabot Marsh Corporation                               Merger                February 1998
         Velox Systems Corporation                             Merger                March 1998
         Vision Software, Inc.                                 Merger                May 1998
         Pyramid Health Group, Inc.                            Merger                June 1998
              Hospital Correspondence Corporation
              Microport Applications, Inc.
              Pyramid Health Solutions, Inc.
         MetriCor, Inc.                                        Merger                June 1998
         American Hospital Directory, Inc.                     Asset Purchase        July 1998
         CodeMaster Corporation                                Merger                August 1998
         Integrated Medical Networks, Inc.                     Merger                September 1998
         Premier Healthcare Corporation                        Merger                December 1998
         The Compucare Company                                 Merger                March 1999
              Health Systems Integration, Inc.
         Pro Intermed, Inc.                                    Merger                March 1999
         Millennium Consulting Services, LLC                   Asset Purchase        May 1999
         Healthcare Financial Informatics                      Merger                June 1999
         LinkSoft Technologies, Inc.                           Merger                June 1999
         Med Data Systems, Inc.                                Asset Purchase        July 1999


         In 2000, QuadraMed divested its medical records management business, the Release of Information ("ROI") Division, in three transactions. First, on May 3, 2000, QuadraMed transferred and assigned the assets and liabilities of the ROI Division to ChartOne, Inc. ("ChartOne"), a newly formed subsidiary, pursuant to an Asset Contribution Agreement. Second, on June 7, 2000, Warburg, Pincus Equity Partners, L.P. and certain of its affiliates ("Warburg Pincus") and Prudential Securities Group, Inc. ("Prudential Securities") purchased 2,520,000 shares of ChartOne's Series A Preferred Stock, representing approximately 43% of the fully diluted common stock of Chart One, for an aggregate purchase price of $25.2 million pursuant to a Securities Purchase Agreement. Third, on October 19, 2000, QuadraMed sold its remaining interest in ChartOne for approximately $26.6 million in cash to Warburg Pincus and Prudential Securities pursuant to the terms of a second Securities Purchase Agreement.


DESCRIPTION OF OPERATING DIVISION PRODUCTS AND MARKETS


Enterprise Products and Services Division

         QuadraMed's Enterprise Products and Services Division provides acute care hospitals with integrated enterprise information systems to manage patient registration, clinical, and financial information. Affinity(R) is the division's core product. For the last three consecutive review periods, Affinity has been selected as the top "Major Acute Care" software solution in a survey of 2,500 hospital chief information officers and department directors, as reported by KLAS Enterprises in its Healthcare IT Top 20 report. Product development on Affinity began in 1989. It was first released in 1991 by The Compucare Company ("Compucare"), which QuadraMed acquired in 1999.

         Affinity is a standards-based, integrated, healthcare information system. It is highly scaleable and flexible and supports the business application needs of varying sized hospitals, from small community facilities to large multi-entity integrated delivery networks ("IDNs"). It can be implemented on both Microsoft NT and UNIX operating systems and supports a number of hardware platforms, including Compaq, Hewlett Packard, IBM, and EMC. Affinity is built on a standards-based architecture constructed in an ANSI-standard programming language and uses the Cache database with structured queried language (SQL) access engineered by InterSystems Corporation.

         Affinity's comprehensive and integrated product suite is comprised of thirty-eight (38) applications divided into three major functional and infrastructure areas: Financial, Clinical, and Advantage. Affinity clients typically purchase "core" applications, such as Registration, Medical Records, Patient Accounting, and Order Management. In addition to "core" applications, clients frequently purchase additional Affinity applications that help to streamline their workflow processes, reduce administrative expenses and improve the speed and accuracy of billing processes, and assist in clinical decision-making and documentation. Affinity does not contain laboratory, pharmacy, materiel management, or fixed asset applications.

         Affinity's development cycle revolves around one major annual release to customers and up to four "update" releases. Content for the annual releases are centered in five major categories: (i) regulatory enhancements required by federal and state mandates; (ii) strategic enhancements to the breadth and depth of functionality; (iii) user group enhancements voted by Affinity customers pursuant to customer support agreements; (iv) corrective maintenance to repair code; and (v) modification retrofits funded by customers.

         Affinity is installed in 171 hospitals in 32 states. Hospitals generally use committees to make information technology purchase decisions. Consequently, purchase decisions are often slow to be made. The average sales cycle for Affinity is from 12 to 18 months from initial contact to contract execution. Affinity sales are typically generated from four major sources: (i) requests for proposals sent directly to QuadraMed by the hospital or its retained consultant; (ii) referrals and recommendations from consulting firms; (iii) health care trade shows; and (iv) QuadraMed's sales force, which uses its professional relationships, telemarketing and direct-mail to generate sales.

         In addition to Affinity, QuadraMed's Enterprise Products and Services Division also markets EDM, an electronic document imaging and management system and QCM, a contract management system. In January of 2001, the division also began selling Performance Measurement, a clinical and financial outcomes analysis and decision support system, and a suite of MPI Software and Services (MPIspy, SmartID, SmartMerge, MPI Cleanup), which enable the identification, correction and elimination of duplicate patient records in a facility's master patient index.

         QuadraMed primarily markets its Enterprise Products and Services Division products to acute care hospitals. The non-federal acute care market consists of approximately 5,000 hospitals within the United States (American Hospital Association Statistics, 2001). Differentiation within this market is by locale (rural/urban) and bed size (number of beds). Approximately 2,800 hospitals are located in urban areas and approximately 2,200 are located in rural areas. Hospitals with fewer than 200 beds constitute approximately 71% of the total acute care market and account for approximately 28% of the aggregate expenditures by acute care hospitals on information technology. Hospitals with more than 200 beds constitute approximately 29% of the acute care hospital market and account for approximately 72% of acute care hospital spending on information technology. The acute care hospital market is mature and has been in the process of consolidating over the past several years. Consequently, QuadraMed believes that the greatest sales opportunities for its Enterprise Products and Services Division between now and 2005 will be in the replacement market for legacy healthcare information systems. Given Affinity's functional flexibility and ability to interface with other clinical systems, QuadraMed believes that it has significant opportunities in the 200 bed or larger hospital market.

         From 1998 to 2000, hospital information system sales as a whole slowed due to expenditures on Year 2000 remediation, industry consolidation, and generally poor economic conditions for hospitals primarily due to reimbursement issues associated with managed care contracts and the Balanced Budget Act of 1997 (the "Balanced Budget Act"). QuadraMed expects that demand for its Enterprise Product and Services Division products will increase in the short term due to the need for hospitals to improve quality measures. Government regulatory bodies and the news media continue to scrutinize patient safety issues, increasing the need to reduce clinical error. In addition, QuadraMed believes that shortages of medical professionals, particularly in nursing, ancillary, and health information management departments, are expected to drive the need of hospitals and other healthcare providers to acquire health information systems that reduce clinical errors and increase hospital efficiencies, administrative cost reduction, and accuracy and speed of billing processes.

Health Information Management Products Division

         QuadraMed's Health Information Management Products Division provides software products that automate and support hospital and provider health information management departments in maintaining accurate and timely patient treatment information and in accurately coding for appropriate reimbursement. QuadraMed's Health Information Management Products fall into three main areas: (i) Data Management; (ii) Record Management; and (iii) Compliance Management. The Division includes the former operations of Medicus Systems Corporation, Med Data Corporation Systems, Inc. and Codemaster Corporation. QuadraMed's Health Information Management solutions are based on an enterprise n-tiered architecture that support a variety of database engines, including Sybase SQL Anywhere, Microsoft Access, and Oracle Enterprise Edition. The products are developed in a combination of Microsoft Visual C++, Visual FoxPro, and Borland's Delphi Enterprise Edition. They are only sold in the United States.

         QuadraMed's Data Management solutions enable healthcare facilities to accurately collect and report patient demographic and clinical information. QuadraMed's data collection and abstracting solution, Abstractor+, collects patient demographic and clinical information for state, federal and Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") regulatory requirements and for facility-specific statistical reporting, benchmarking, outcomes and performance improvement, marketing and planning. QuadraMed's data collection tools provide patient database tailored to a facility's data collection requirements. Abstractor+ is fully integrated with Business Objects to provide a completely user customizable data collection and analytical processing (OLAP) capability.

         QuadraMed's encoding software solutions, nCoder+ and WinCoder, identify ICD-9-CM and HCPCS/CPT codes for accurate collection and reporting of patient clinical information. The encoding methodology is "knowledge-based" and adheres to the U.S. Department of Health and Human Services Office of the Inspector General ("OIG") recommended use of the ICD-9-CM Official Coding Source. The encoding tools include official coding protocol, data quality edits, and the professional knowledge of QuadraMed's credentialed HIM professionals. QuadraMed's Grouping solutions address the reimbursement methodologies utilized by the Medicare inpatient and outpatient prospective payment systems.

         QuadraMed targets its standard encoding products to hospitals with over 100 beds, which are approximately 68% of the approximately 5000 non-federal acute care hospitals. QuadraMed has developed a specialized encoding product, nCoder+ MD, for Veterans Administration facilities and the physician market. QuadraMed believes that significant market opportunities exist in the physician market for encoding product sales. QuadraMed also believes that new opportunities for its encoding products could develop with the anticipated implementation of ICD-10 in 2004. This new coding classification system is expected to require the modification of coding and data collections systems and the conversion of statistical information for proper clinical reporting and reimbursement billing.

         QuadraMed's Record Management solution, MEDREC Milliennium, automates the record tracking and location functions, monitors record completeness, and facilitates the release of information process within health information management departments. This product assists healthcare facilities in properly completing records pursuant to JCAHO, state, federal and medical staff bylaw requirements. QuadraMed's Record Management solution consists of four main modules that are sold individually or as a product suite and interface with a facility's health information system.

         QuadraMed's primary market for its Record Management solution is acute care hospitals. The MEDREC Millennium Suite (a 32-bit solution) includes distinctive features for IDNs, outpatient providers and Veterans Administration facilities. These tools are designed to monitor a facility's adherence to the patient privacy rules and patient bill of rights.

         QuadraMed's Compliance Management solution, the Fraud and Abuse Compliance Tracking System (FACTS), includes inpatient (IP-FACTS), outpatient (OP-FACTS), and clinicals (Clinical FACTS). The FACTS product line is designed to provide automated, pre-billing monitoring of 100% of inpatient and outpatient claims data. The screening within the Compliance Management tools includes OIG and internally designed targets aimed at providing data quality, coding accuracy and appropriate reimbursement. In addition to identifying claims with potential errors prior to billing, these tools work in conjunction with an organization's coding compliance program to identify patterns in coding and physician documentation. The management reporting module includes boardroom ready reports summarizing clinical and financial results. This product line also includes a point of registration system that determines medical necessity prior to the service being rendered. The screening is based upon Local Medical Review Policies ("LMRPs") and generates an Advanced Beneficiary Notice ("ABN").

         QuadraMed's primary market for Compliance solutions is acute care hospitals. The market for compliance management products is growing, and reports have estimated that by 2004, 50% of acute facilities will implement a software monitoring and auditing tool. QuadraMed believes that the advent of the Outpatient Prospective Payment System and APCs may also provide additional opportunities for its outpatient auditing tool.

Collection Services Division

         QuadraMed's Collection Services Division provides three services that identify and collect accounts receivables for hospitals and medical groups: (i) Accounts Receivable Management; (ii) Managed Care Payment Review; and (iii) Capitation Payment Review.

         QuadraMed's Accounts Receivable Management services provide a variety of third party collection services, including (i) complete outsourcing that initially bills and collects accounts from time of service; (ii) early out programs that collect accounts of pre-designated age or amount; (iii) aged accounts placement that collect aged accounts on a one-time basis; and (iv) conversion account resolution that collect accounts that have not been transferred into a provider's new information system. In addition to these main accounts receivable services, QuadraMed also provides operational assessments of hospital revenue cycles and training and education on business office operations and compliance issues related to collection. QuadraMed also offers customization of accounts receivable services and detailed reconciliation reports on its work.

         QuadraMed markets its Accounts Receivable Management services to large or multi-hospital facilities. Historically, most of QuadraMed's clients for this service have been in California. In 2000, QuadraMed began to market the services in other states and hired national sales representatives. QuadraMed anticipates that demand for its Accounts Receivable Management services should increase in the future as the hospital and healthcare industry continues to experience increasing accounts receivable volume, decreasing third party coverage, and increasingly complex reimbursement mechanisms.

         QuadraMed's Managed Care Payment Review services audit managed care patient accounts for appropriate payment pursuant to managed care contracts. In providing this service, QuadraMed uses its own proprietary software that automates many audit functions and permits greater reporting options.

         QuadraMed's Capitation Payment Review services audit payments for hospitals and medical groups that have accepted financial risk for Medicare eligible health maintenance organizations ("HMO") enrollees and are paid by the HMO on a percentage of the U.S. Health Care Finance Administration ("HCFA") premium. The service is only provided for health care providers with more than 3000 Medicare HMO enrollees. Most of QuadraMed's customers for this service are located in California.

Health Information Management Services Division

    QuadraMed's Health Information Management Services Division provides the following services:

         o Health Information Interim Management. QuadraMed provides both short-term and long-term interim management for hospital health information departments. Minimum contract terms for these services are typically three months. Through this service, QuadraMed provides hospitals with qualified, experienced managers.

         o Health Information Management Consulting Services. QuadraMed provides qualitative or quantitative health information project management and consulting services to hospitals under contracts for terms of weeks or months. Examples of services are JCAHO accreditation review preparation, departmental reviews and assessments, and implementation of services or systems.

         o Health Information Management Department Outsourcing Services. QuadraMed contracts with hospitals to outsource their entire health information management departments. These contracts generally are multi-year and at a fixed fee, with terms for base line performance.

         o Coding, Compliance, and Education. QuadraMed provides services associated with inpatient and outpatient coding and coding compliance for hospitals, physicians, and clinic practices, including backlog coding, coding auditing, case-mix analysis, coding interim management, coding process review, and coding education.

         o Compliance, Legal, and Regulatory Services. QuadraMed provides hospital-wide compliance risk assessments and audits, compliance plan development, Department of Justice corporate integrity agreement auditing and validation, compliance help desk services, Health Insurance Portability and Accountability Act of 1996 ("HIPAA") compliance and education services, HIPAA assessments, and the ComplySource(R) (compliance and HIPAA) software solution.

         o Charge Description Master Reviews. QuadraMed reviews hospital charge description masters or charge control databases to evaluate compliance and appropriate billing. Services are provided at a hospital or remotely, typically under contracts with terms of several months.

         Due to shortages of professionals and need for broad-based expertise, QuadraMed expects hospitals to continue to need consulting services to assist in the management and execution of their health information management strategies and responsibilities. In addition, continued focus on billing and reimbursement accuracy by government payors and law enforcement agencies is expected to continue to drive the demand and need for these consulting services. QuadraMed provides services throughout the country within a regionally-based operations structure. QuadraMed markets it Health Information Management Services in a variety of ways, including (i) requests for proposals sent directly to QuadraMed; (ii) healthcare trade shows; and (iii) QuadraMed's professionals, who use their professional contracts, telemarketing and direct mail to generate sales.

EZ-CAP Division

         The EZ-CAP Division was established in August of 2000, and EZ-CAP(R) is the division's core software product. The software automates administration and management of managed care and at-risk provider organizations. EZ-CAP tracks patient encounters, determines eligibility coverage under various benefit structures in multiple health plans, processes physician authorizations and referrals, tracks patient, provider, and health plan service incidents, and adjudicates and pays claims. The first version of EZ-CAP was introduced in 1989 by the predecessor to Rothenberg Health Systems, Inc., which QuadraMed acquired in 1997.

         EZ-CAP's latest release, EZ-CAP Enterprise v4.0, runs on Microsoft SQL Server 7.0 using client/server architecture on a scalable platform, Microsoft Windows graphical user interface, and tested functionality. EZ-CAP has evolved to support complex relationships between its users and their contracted health plan payors. EZ-CAP also manages sub-contract agreements that its users may have with providers, providing functionality to support both provider network development and a variety of reimbursement methods for professional and institutional providers. EZ-CAP is supported by a variety of turnkey modules to enhance functionality. These modules provide access to EZ-CAP information via the Internet, permit electronic loading of data, and provide connections between EZ-CAP and practice management or hospital information systems. The product is not customized, and clients use a core system that is enhanced annually as part of EZ-CAP's software maintenance option.

         EZ-CAP is marketed to and used by at-risk physician groups and hospitals that administer multiple contracts with managed care organizations, such as HMOs or preferred provider organizations ("PPOs"). Although managed care organizations continue to undergo considerable regulatory and public scrutiny, as health costs continue to trend upward, QuadraMed believes that employers, health plans, and other third party payors will continue to require the administrative efficiencies that EZ-CAP provides to at-risk providers. The bulk of EZ-CAP's customers are in the United States, but international sales have been made in Ghana, Singapore, the Philippines and South Africa. As various forms of managed care continue to be adopted globally, QuadraMed believes that additional international sales opportunities should exist in the future.

         QuadraMed's EZ-CAP Division also provides seminars for doctors and medical professionals in three formats: (i) direct marketing seminars that are conducted in various locations throughout the country on various subjects, such as billing collection, coding, and patient satisfaction;
(ii) on-site education seminars that are performed by request at hospitals and other healthcare organizations; and (iii) on-line education seminars that are 100% Internet based, with particular emphasis on coding certification for health information management professionals.

FINANCIAL INFORMATION ABOUT OPERATING DIVISIONS

         The financial statements and supplementary data, including financial information about QuadraMed's operating divisions, are included in this Form 10-K beginning on page F-1.

CUSTOMERS

         Historically, QuadraMed has marketed its products primarily to hospitals and IDNs, which account for approximately 90% of its revenues. QuadraMed also sells products to hospital associations, physician groups, payors and self-administered employers. As of December 31, 2000, QuadraMed and its subsidiaries had approximately 4,000 customers located in all 50 states, the District of Columbia, Canada, Ghana, the Philippines, Puerto Rico, Singapore and South Africa. QuadraMed expects to maintain a high percentage of hospital customers for the foreseeable future. In 2000, 1999, and 1998, no single customer accounted for 10% or more of QuadraMed's total revenue or of any one business division.

RESEARCH AND DEVELOPMENT

         QuadraMed's product development strategy is focused on maintaining and improving existing products. In addition, Quadramed carries out its development to meet changing healthcare regulatory demands. QuadraMed's research and development is oriented toward enhancing the reporting capabilities of its applications, expands its outpatient and inpatient databases, and improves its comparative reporting and benchmarking capabilities with third-party databases. As part of this process, a significant amount of QuadraMed's research and development resources are dedicated to integrating acquired technology.

         In 2000, 1999, and 1998, QuadraMed's research and development expenses respectively totaled $20.7 million, $21.8 million, and $20.6 million, representing 16.1%, 11.4%, and 12.0%, respectively, of its total revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

HIGHLY COMPETITIVE MARKET

         Competition for products and services in the healthcare information management and technology industry is intense and is expected to increase. QuadraMed competes with other healthcare information software and services providers and healthcare consulting firms. Some principal competitors include, among others:

         o McKesson HBOC, Inc., SoftMed Corporation Inc., FileNet, Lanvision, MedPlus, and Eclipsys Corporation in the market for electronic document management products in the enterprise products and services division;

         o Eclipsys Corporation, Healthcare Microsystems, Inc., a division of Health Management Systems Inc., McKesson HBOC, Shared Medical Systems, Inc., a division of Siemens, and MediQual Systems, Inc., a division of Cardinal Health, Inc., in the market for decision support products in the enterprise products and services division;

         o McKesson HBOC, Inc., Shared Medical Systems, Inc., a division of Siemens, MediTech Corporation, Eclipsys Corporation, Cerner, and IDX/Phamis in the market for enterprise healthcare information systems in the enterprise products and services division;

         o Madison, McKesson HBOC, Shared Medical Systems, Inc., a division of Siemens, and Medibase in the market for MPI products and services in the enterprise products and services division;

         o    3M, SoftMed Corporation, Inc., MetaHealth, Eclypsis
              Corporation, Cascade, and HSS in the market for medical records products in the health information management product division;

         o PriceWaterhouseCoopers, KPMG and Ernst and Young for our compliance products and services and health information management consulting services in the health information management services division;

         o    Physmark, Perot System's Health System Design,
              Healtheon/WebMD's Medical Manager Corp., IDX Corporation and Trigetto's Erisco, for at-risk managed care systems in the EZ-CAP Division; and

         o National consulting firms and on-line providers for physician and other medical professional seminars in the EZ-CAP Division.

         In addition, current and prospective customers evaluate QuadraMed's capabilities against the merits of their existing information systems and expertise. Furthermore, major software information systems companies that do not presently offer products that compete with those offered by QuadraMed, including those specializing in the healthcare industry, may enter QuadraMed's markets.

GOVERNMENT REGULATION AND HEALTHCARE REFORM

         Computer products used or intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease or other conditions or that affect the structure or function of the body are subject to regulation by the U.S. Food and Drug Administration ("FDA") under the Federal Food, Drug and Cosmetic Act. At present, none of QuadraMed's software products are so regulated. However, they could, in the future, become subject to such regulation.

         There is substantial federal and state regulation of the confidentiality of patient medical records and the circumstances under which such records may be disclosed to or processed by QuadraMed as a consequence of its contacts with various health providers, including the HIPAA. Although compliance with these laws and regulations is presently the principal responsibility of the hospital, physician or other healthcare provider, regulations governing patient confidentiality rights are rapidly evolving. Additional legislation governing the dissemination of medical record information also has been proposed and may be adopted at the state level. Moreover, the Administrative Simplification provision of HIPAA require the promulgation of regulations which will set standards for electronic transactions, code sets, data security, unique identification numbers, and privacy of individually identifiable healh information, which could materially impact QuadraMed's business. In addition, during the past several years, the healthcare industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. We are unable to predict what, if any, changes will occur.

INTELLECTUAL PROPERTY

         QuadraMed relies on a combination of copyright, trademark and trade secret law, and nondisclosure and noncompete agreements to protect its proprietary methodologies, computer software and databases. QuadraMed has obtained copyright registrations in the United States for many of its principal products, including Affinity(R) and EZ-CAP(R). QuadraMed maintains the confidentiality of proprietary technology through a policy of obtaining employment agreements that (1) prohibit employees from disclosing or using QuadraMed's confidential information, and (2) require the disclosure and assignment to QuadraMed of new ideas, developments, discoveries or inventions related to QuadraMed's business. QuadraMed also enters into non-disclosure agreements with business partners and customers. QuadraMed has obtained trademark registrations in the United States for most of its corporate and product trademarks, including QuadraMed(R), Affinity(R), and EZ-CAP(R). Any of these protective measures could prove to be inadequate, and QuadraMed could become subject to litigation involving its intellectual property. QuadraMed has not filed for or obtained any patents for its proprietary technology, though from time to time it may in the future seek patents for new developments if, in QuadraMed's business judgment, their importance warrants such steps and is appropriate under the patent laws. In addition, QuadraMed depends on licenses for certain technology used to develop its products from a number of third-party vendors. Most of these licenses are non-exclusive and expire within three to five years.

EMPLOYEES

         As of December 31, 2000, QuadraMed employed 1,030 people, including 62 in general administration, 178 in product design, research and development, and quality assurance, 209 in technical services and support, 62 in sales and marketing, 469 in consulting services, and 50 in operations. As of December 31, 1999, QuadraMed employed 1,610 people, including 75 in general administration, 309 in product design, research and development, and quality assurance, 254 in technical services and support, 116 in sales and marketing, 779 in consulting services, and 77 in operations. None of QuadraMed's employees are represented by a union or other collective bargaining group. QuadraMed believes that it has a satisfactory relationship with its employees.

ITEM 2  PROPERTIES

         QuadraMed leases all of its facilities and does not own any real property. As of December 31, 2000, its executive and corporate offices were located in San Rafael, California, in approximately 33,000 square feet of leased office space under a lease that expires in 2009. QuadraMed also maintains offices in Alameda, California; Austin, Texas; Chicago, Illinois; Englewood, Colorado; Escondido, California; Irvine, California; Irving, Texas; Kansas City, Missouri; Neptune, New Jersey; Pittsburgh, Pennsylvania, Portland, Oregon; Princeton, New Jersey; Reston, Virginia; San Diego, California; Santa Cruz, California; Vista, California; Woodland Hills, California; and Wyomissing, Pennsylvania. QuadraMed believes that its facilities provide sufficient space for its present needs, and that additional suitable space, if needed, will be available on reasonable terms.

         In 2000, QuadraMed closed the following unused or underutilized offices: Bethlehem, Pennsylvania; Bloomington, Minnesota; Carlsbad, California; Fresno, California; Glen Allen, Virginia; Howell, New Jersey; and Middletown, Connecticut.

ITEM 3  LEGAL PROCEEDINGS

         In the normal course of business, QuadraMed is involved in litigation relating to claims arising out of its operations. QuadraMed does not believe that the ultimate resolution of any pending proceeding will have a material adverse effect on its business, financial condition or results of operations.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         QuadraMed's annual meeting of stockholders was held on October 6, 2000. Voting was conducted in person and by proxy as follows:

         a) Stockholders voted to elect Albert L. Greene, F. Scott Gross and E. A. Roskovensky as directors, each to serve until the 2003 annual meeting and until their successors are elected and qualified. Continuing directors, whose terms do not expire until 2001, are Michael J. King and Cornelius T. Ryan. Continuing directors, whose terms do not expire until 2002, are James D. Durham and Lawrence P. English.

                                       For         Against     Abstain
                                       ---         -------     -------
              Albert L. Greene     17,255,956         0       1,383,297
              F. Scott Gross       17,307,770         0       1,331,483
              E.A. Roskovensky     17,252,895         0       1,386,356

         b) Stockholders voted to amend QuadraMed's 1996 Stock Incentive Plan to (1) increase the maximum number of shares authorized for issuance under such plan by 500,000 shares and (2) increase the maximum number of shares for which any one person may receive options, stock appreciation rights or direct stock issuances by an additional 500,000 shares to 1,000,000 shares in the aggregate per calendar year. There were 4,646,645 shares voted for this proposal, 3,379,519 against, 944,539 abstentions and 0 broker non-votes.

         c) Stockholders voted to approve QuadraMed's 1999 Supplemental Stock Option Plan and to increase the number of shares of QuaraMed's common stock, par value $.01 per share (the "Common Stock"), issuable upon the exercise of options granted under the plan from 2,000,000 shares to 4,000,000 shares. There were 6,162,798 shares voted for this proposal, 1,853,991 against, 953,914 abstentions and 0 broker non-votes

         d) Stockholders voted to ratify the appointment of Pisenti & Brinker LLP as independent auditors of QuadraMed for the fiscal year ending December 31, 2000. There were 18,081,679 shares voted for this proposal, 538,691 against, 18,883 abstentions and 0 broker non-votes.


                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         On August 31, 2000, the Nasdaq SmallCap Market began to quote QuadraMed's Common Stock under the symbol "QMDC". From October 16, 1996 to August 30, 2000, it had been quoted under the same symbol on the Nasdaq National Market. The following table sets forth the range of QuadraMed's Common Stock with high and low closing sales prices as reported on the applicable Nasdaq market for the indicated periods

                                                               HIGH      LOW

         Year Ended December 31, 1999
                First Quarter ............................    29        7.625
                Second Quarter............................    12.0625   4.25
                Third Quarter.............................    10.6875   6.0625
                Fourth Quarter............................     8.875    4.5

         Year Ended December 31, 2000
                First Quarter.............................    10.5      5
                Second Quarter............................     6        2.094
                Third Quarter.............................     2.9687   1.1875
                Fourth Quarter............................     1.5312   0.625

         Year Ended December 31, 2001
                First Quarter (through March 29, 2001)....     2.688    0.75

         On March 29, 2001, the closing price of QuadraMed's Common Stock was $2.313 per share. As of that date, there were approximately 317 holders of record of Common Stock (excluding beneficial owners whose shares are held in the name of Cede & Co.).


         QuadraMed has never declared or paid any cash dividends on shares of its Common Stock. At this time, QuadraMed intends to retain all future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on shares of its Common Stock in the foreseeable future.

ITEM 6  SELECTED FINANCIAL DATA.


                                                               YEARS ENDED DECEMBER 31,
                                              ---------------------------------------------------------------------
                                                    2000           1999          1998           1997        1996
                                              ---------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  DATA:
  Revenues                                        $128,971       $192,107       $172,228       $140,800   $101,076
  Loss from Operations                             (74,727)       (15,443)       (16,308)       (31,848)    (8,169)
  Net Loss                                         (54,836)       (12,330)       (21,376)       (37,985)   (44,351)
  Basis and diluted net loss per share (1)          ($2.14)        ($0.49)        ($0.91)        ($2.34)    ($3.98)
                                                   =======        =======        =======        =======    =======

                                                                  AS OF DECEMBER 31,
                                              ---------------------------------------------------------------------
                                                    2000          1999           1998           1997         1996
                                              ---------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:                                         (IN THOUSANDS)
  Working capital (deficit)                        $62,795        $76,249        $83,463        $16,457     $7,234
  Total assets                                    $155,945       $214,661       $257,953       $124,022    $70,495
  Stockholders' equity (deficit)                    $4,321        $62,581        $68,988        $24,762    $23,213


- ---------------

(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income per share.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         During 2000, QuadraMed moved away from its acquisition-based growth strategy and began to focus on integrating its various businesses and making financial and operational improvements. QuadraMed re-aligned its organization into five operating divisions with zero-based operating budget plans to emphasize customer service, product management, and expense efficiencies. QuadraMed reduced its cost structure by eliminating redundant management and consolidating offices.

         Revenue in 2000 decreased from 1999. A number of healthcare industry factors contributed to this decrease, including the decline in information technology spending subsequent to Year 2000 remediation expenditures and reimbursement shortfalls caused in part by the Balanced Budget Act. Inefficient internal and business controls also contributed to this decline.

         QuadraMed carried out a full review of its assets and liabilities as of June 30, 2000 and recorded charges for the necessary adjustments in the third quarter to its balance sheet. In addition, the financial performance and market position of each product line was re-evaluated as part of developing strategies to improve integration and achieve synergies.

         These actions improved fourth quarter financial results. Revenue increased sequentially from the previous quarter, expenses were significantly lower, and cash usage was near break even. QuadraMed also realized a gain from the sale of its remaining interest in Chart One. In addition, QuadraMed did not report any non-recurring charges for the quarter. QuadraMed ended 2000 with a cash position of $48 million following the ROI division divestiture, an increase relative to the previous year.

RESULTS OF  OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the consolidated statement of operations of QuadraMed, expressed as a percentage of total revenues.


                                                               YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------
                                                        2000              1999            1998
                                                        ----              ----            ----
Revenues:
       Licenses...............................           58.5%            66.8%             69.6%
       Services...............................           41.5             33.2              30.4
                                                         ----             ----              ----
       Total revenues.........................          100.0            100.0             100.0
Operating Expenses:
       Cost of licenses.......................           19.4             13.7              14.5
       Cost of services.......................           27.6             19.5              20.6
       General and administration.............           39.1             27.5              29.3
       Sales and marketing....................           16.9             11.9              12.6
       Research and development...............           16.1             11.4              12.0
       Amortization of intangibles............            5.6              4.2               3.7
       Acquisition costs......................            0.0              3.6               6.0
       Impairment of intangibles..............            0.7              5.5               0.0
       Non-recurring changes..................           32.5              9.8               2.4
       Write-off of acquired in-process
          research and development............            0.0              0.9               8.4
                                                          ---              ---               ---

          Total operating expenses............          157.9            108.0             109.5
                                                        -----            -----             -----

Loss from operations..........................          (57.9)            (8.0)             (9.5)
Interest income (expense), net................           (3.6)            (1.5)              0.0
Other income (expense) net....................            0.0              0.7              (0.1)
                                                         -----           -----             ------
Net loss before provision for
   income taxes and minority interest.........          (61.5)            (8.8)             (9.6)
Provision for income taxes....................           (0.1)            (0.2)             (1.8)
Minority interest in income (loss)............            0.0              0.0              (0.2)
Loss from discontinued operations.............           19.1              2.6               0.3
Dividend accretion............................            0.0              0.0              (1.1)
                                                         -----             ---              ----

Net loss......................................          (42.5)%           (6.4)%           (12.4)%
                                                        ======            =====            ======


YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         QuadraMed currently classifies cost centers by primary activity to estimate expenses by function. From 1998 to 2000, QuadraMed has implemented a number of organizational changes, experienced a high level of employee turnover, and converted to a new accounting system. Consequently, it is impracticable to characterize the variances in results between 1998 and 1999 and QuadraMed believes that any such characterizations would not enhance an understanding of its financial condition or results of operations. As a result, the following Management Discussion and Analysis focuses primarily on the comparison between 2000 and 1999.


REVENUES

         Licenses. License revenues include license, installation, consulting and post-contract support fees, third-party hardware sales and other revenues related to licensing of our software products. License revenues in 2000 were $75.5 million, a 41% decrease from $128.4 million in 1999, and a 37% decrease from $119.8 million in 1998. The decrease in license revenues in 2000 from 1999 resulted from delayed customer purchasing decisions, poor operational execution, and the diversion of management's attention to integrate QuadraMed's numerous acquisitions.

         Services. Service revenues were $53.5 million in 2000, a 16% decrease from $63.7 million in 1999, and approximately 2% greater than $52.4 million in 1998. The loss of several hospital outsourcing service contracts was the primary reason for the decline in service revenues in 2000 from 1999.

COST OF REVENUES

         Cost of licenses. Cost of licenses consists primarily of salaries, benefits and allocated costs related to software installations, hardware costs, and royalties to third parties. Cost of licenses in 2000 were $25.0 million, a 5% decrease from $26.3 million in 1999, and approximately the same as $24.9 million in 1998. As a percentage of license revenues, cost of licenses increased to 33.1% in 2000 from 20.5% in 1999 and 20.8% in 1998. Cost of licenses in the aggregate decreased in 2000 principally as a result of the lower sales volume and the restructuring actions taken in 2000. The cost of licenses as a percentage of license revenues increased in 2000 primarily due to the decline in revenue.

         Cost of services. Cost of services in 2000 was $35.6 million, a 5% decrease from $37.4 million in 1999, and approximately the same as $35.5 million in 1998. Cost of services includes expenses associated with services performed primarily in connection with health information management and business office outsourcing, compliance and consulting services. As a percentage of service revenues, cost of services increased to 66.6% in 2000 from 58.8% in 1999 and decreased from 67.8% in 1998. Cost of services in the aggregate decreased in 2000 primarily as a result of the restructuring actions taken in 2000, and cost of services as a percentage of service revenues increased in 2000 principally due to the decline in revenue.

OPERATING EXPENSES

         General and Administration. General and administration expenses were $50.5 million in 2000, 4.9% less than $53.1 million in 1999, and approximately the same as $50.4 million in 1998. As a percentage of total revenues, general and administrative expenses were 39.1% in 2000, 27.5% in 1999, and 29.3% in 1998. The decrease in general and administration expenses in 2000 was principally due to the restructuring actions taken in 2000. The increase in general and administration expenses in 2000 as a percentage of total revenues was principally due to the decline in sales volume.

         Sales and Marketing. Sales and marketing expenses were $21.8 million in 2000, 5% less than $22.9 million in 1999, and approximately the same as $21.7 million in 1998. As a percentage of total revenues, sales and marketing expenses were 16.9% in 2000, 11.9% in 1999, and 12.6% in 1998. The decrease in these expenses in 2000 was primarily due to the restructuring actions taken in 2000. The increase in sales and marketing expenses in 2000 as a percentage of total revenue was principally due to the decline in sales volumes.

         Research and Development. Research and development costs include costs incurred to enhance QuadraMed's software products and meet changing healthcare regulatory demands. Research and development expenses in 2000 were $20.8 million, 5% less than $21.8 million in 1999, and approximately the same as $20.7 million in 1998. As a percentage of total revenues, research and development costs were 16.1% in 2000, an increase from 11.4% in 1999, and 12.0% in 1998. The research and development expense decrease in 2000 was principally due to the reduction in product versions and associated maintenance requirements. As a percentage of total revenues, research and development expenses increased in 2000 primarily due to a smaller revenue base. QuadraMed capitalized $1.0 million, $4.8 million and $3.1 million of software development costs in 2000, 1999, and 1998, respectively, which represented 4.8%, 22.0% and 14.9% of total research and development expenditures in 2000, 1999, and 1998 respectively. Amortization of capitalized software development costs totaled $2.4 million, $0.7 million, and $0.7 million in 2000, 1999, and 1998, respectively.

         QuadraMed believes that research and development expenditures are essential to maintaining its competitive position. As a result, QuadraMed intends to continue to make investments in the development of new products, enhancement of existing products, and in the further integration of acquired technologies.

         Amortization of Intangibles. Amortization of intangibles decreased to $7.2 million in 2000 from $8.0 million in 1999, and an increase from $6.5 million 1998. The decrease in amortization of intangibles was primarily due to the write-down of certain intangible assets during 2000. In addition, in 2000 QuadraMed reclassified $3.6 million of intangible assets to capitalized software in relation to the Med Data Systems, Inc. ("Med Data") acquisition.

         Acquisition Costs. There were no acquisition charges for the year ended December 31, 2000. In 1999, QuadraMed incurred $6.9 million of acquisition costs, of which $6.3 million were associated with the acquisition of Compucare, which was accounted for as a pooling of interests. The $6.3 million in costs related to the acquisition of Compucare were primarily for financial advisor fees of approximately $5.4 million incurred by QuadraMed and Compucare and to a lesser extent, legal and accounting fees of approximately $900,000. In 1998, $10.3 million of acquisition costs were associated with the acquisitions of Pyramid Health Group Inc., ("Pyramid") Codemaster Corporation and Integrated Medical Networks, Inc. ("IMN") which were all accounted for on a pooling of interests basis. Acquisition costs were related to fees for financial advisors, legal counsel, and accounting firms hired by QuadraMed and the acquired companies.

         Non-Recurring Charges. Non-recurring charges totaled $42.0 million in 2000, primarily associated with the following categories:

         (a) Restructuring Costs -- $11.3 million

         QuadraMed's restructuring plans were aimed at eliminating redundant costs and overhead and consolidating offices. These costs include: $2.5 million in severance for terminated employees; $5.4 million associated with separation agreements for officers; $2.9 million to downsize and close excess facilities; and $0.5 million in other restructuring expenses. At December 31, 2000, the remaining liability for restructuring costs totaled $3.2 million and is included in "accrued liabilities."

         (b) Asset Impairment Charges -- $26.4 million

         QuadraMed recorded charges for a $10.6 million write-down of assets associated with a transaction with Health+Cast L.L.C., $6.2 million in charges associated with the elimination of the EnOvation product, and $5.5 million in certain receivable writedowns and costs associated with discontinued operations. In addition, the balance sheet review by management resulted in charges of $4.1 million, primarily from the elimination of write-down of unbilled revenue and a reduction in the carrying value of fixed assets.

         (c) Non-case-specific litigation costs -- $4.3 million

         An accrual of $4.3 million for non-case-specific litigation fees, costs, and expenses was set up during the 2000. As of December 31, 2000, the balance in this reserve was $1.6 million and is included in "accrued liabilities".

         In 1999, Non-recurring charges totaled $18.8 million, primarily associated with severance payments and future rent and lease obligations associated with the closing of several duplicative operating facilities and certain integration costs related to prior acquisitions. Non-recurring charges in 1998 totalled $4.2 million, primarily due to costs associated with closing a duplicative operating facility.

         Intangible Assets. QuadraMed recorded a $0.9 million charge in 2000 to write-down certain intangible assets related to the acquisition of Velox Systems Corp. ("Velox"). QuadraMed recorded a $10.6 million charge in 1999 to write-down certain intangible assets related to acquisitions of companies made in 1997 and 1998, specifically related to the acquisitions of Healthcare Recovery, Inc., InterLink, Velox and American Hospital Directory, Inc. No charges to intangible assets were made during 1998. In addition, in 2000 QuadraMed reclassified $3.6 million of intangible assets relating to Med Data to capitalized software, and $0.5 million of acquisition costs from long term assets to intangibles.

         Acquired In-Process Research and Development. There were no charges to acquired in-process research and development during 2000. In conjunction with the acquisition of Med Data during 1999, QuadraMed recorded a $l.7 million shortage for acquired in-process research and development charge as the technology had not achieved technological feasibility and had no alternative future use. During 1998, in connection with the acquisitions of Velox, Cabot Marsh Corporation, the remaining 43.3% interest in Medicus Systems Corporation and several other purchase business combinations, QuadraMed allocated $14.5 million to acquired in-process research and development.

         Interest Expense. Interest expense, net of interest income, was $4.5 million in 2000, $2.8 million in 1999, and $0 in 1998. Interest expense in 2000 and 1999 was principally due to QuadraMed's $115 million Convertible Subordinated Debentures issued in May 1998, offset by interest income from QuadraMed's cash and investments. The increase in interest expense in 2000 compared to 1999 is the result of less interest income from a smaller portfolio of investments.

         Provision for Income Taxes. Provision for income taxes was $0.2 million in 2000, $0.5 million in 1999 and $3.0 million in 1998. The provision for income taxes was primarily due to state and alternative minimum tax liabilities on certain of QuadraMed's legal entities. For financial reporting purposes, a 100% valuation allowance has been recorded against QuadraMed's deferred tax assets under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, QuadraMed had $27.4 million in cash and cash equivalents, $12.3 million of short-term investments and $62.8 million in net working capital compared to $10.6 million, $19.1 million and $76.3 million, respectively, in 1999.

         Net cash used in operating activities was $13.5 million in 2000 compared to $39.5 million in 1999. Net cash used in operating activities in 2000 related to the net loss for the period, offset by the write-down of certain intangible assets and the increase in accounts payable and accrued liabilities. The increase in net cash used in operating activities in 1999 was principally due to an increase in unbilled products and accounts receivable, prepaid expenses and other assets and a decrease in accounts payable, accrued liabilities, and deferred revenue.

         Net cash provided by investing activities was $29.5 million in 2000 compared to $2.6 million in 1999. Investing activities for 2000 were comprised primarily of the approximately $40.4 million in proceeds from the sale of our interest in ChartOne. Other investing activities included cash outflows to purchase capital assets of $2.9 million and an increase in restricted cash of $7.0 million. Investing activities for 1999 primarily included the purchase of short and long-term investments using the proceeds from the $115.0 million offering of convertible subordinated debentures and an additional equity investment of $3.0 million in VantageMed Corporation.

         Net cash provided by financing activities was $0.7 million in 2000, an improvement over the $18.4 million used in financing activities in 1999. Financing activities in 2000 primarily related to the proceeds from the exercise of Common Stock options and purchases through the Employee Stock Purchase Plan. Net cash used in financing activities was greater in 1999 primarily due to repayment of outstanding balances under the line of credit assumed as part of the Compucare acquisition, partially offset by the proceeds from the exercise of Common Stock options and purchases through the Employee Stock Purchase Plan.

         In May 1998, QuadraMed issued $115 million in convertible subordinated debentures. The debentures are due May 1, 2005 and bear interest at an annual rate of 5.25%, which is payable semi-annually. From time to time, QuadraMed may repurchase some of its convertible subordinated debentures in the open market.

         QuadraMed believes that it will have sufficient liquidity and operating cash flows to fund its scheduled debt service and other obligations over the next twelve months.

INFLATION

         The majority of QuadraMed's revenue is derived from perpetual and long-term customer contracts. Term contracts range from one (1) to five (5) years and generally allow price increases annually based on external measures of inflation. QuadraMed has increased some of its prices under these contract provisions. Accordingly, inflation has not had, and QuadraMed does not believe that inflation will have, a significant impact on its financial condition.

BUSINESS RISKS

QUADRAMED HAS ENCOUNTERED SIGNIFICANT CHALLENGES INTEGRATING ACQUIRED BUSINESSES, AND ITS BUSINESS, OPERATIONS, AND FINANCIAL CONDITION HAVE BEEN ADVERSELY AFFECTED.

         Since its inception, QuadraMed has completed twenty-eight (28) acquisitions. QuadraMed has encountered significant challenges related to integrating acquired businesses into its operations and expects these challenges to continue until incorporation is complete. Some of the challenges QuadraMed has encountered or may encounter in integrating acquired businesses include:

         o Interruption, disruption or delay of QuadraMed's ongoing business;

         o    Distraction of management's attention from other matters;

         o    Additional operational and administrative expense;

         o    Difficulty managing geographically dispersed operations;

         o Failure of acquired businesses to achieve expected results resulting in failure of QuadraMed to realize anticipated benefits;

         o Failure to retain key acquired personnel and difficulty and expense of training those retained;

         o Increases in stock compensation expense and increased compensation expense resulting from newly hired employees;

         o Assumption of liabilities of acquired businesses and potential for disputes with the sellers;

         o Customer dissatisfaction or performance problems related to acquired businesses;

         o Exposure to the risks of entering markets in which QuadraMed has no direct prior experience and to risks associated with market acceptance of acquired products and technologies; and

         o Platform and technical issues related to integrating systems from various acquired companies.

         All of these factors have had, and QuadraMed expects will continue to have, an adverse effect on its business, financial condition and results of operations at least until the integration of the acquired businesses is complete. In addition, these problem have led QuadraMed to refocus its business strategy away from acquisitions, which could lead to slower future growth and negatively impact its financial condition.

QUADRAMED HAS INCURRED LOSSES IN EACH OF THE PAST THREE YEARS AND COULD CONTINUE TO INCUR LOSSES IN FUTURE PERIODS.

         QuadraMed incurred net losses of $54.8 million, $12.3 million, and $21.4 million in 2000, 1999 and 1998, respectively. As of December 31, 2000, QuadraMed's accumulated deficit was $260.3 million. Included in these losses are the effect of both operating losses and write-offs for in-process research and development of $1.7 million and 14.5 million in 1999 and 1998, respectively. No in-process research and development write-offs occurred in 2000. Furthermore, in connection with its acquisitions, QuadraMed may be required to amortize significant expenses related to goodwill and other intangible assets in future periods. Accordingly, if QuadraMed's operating results do not improve to offset these and other expenses, QuadraMed will continue to experience losses in future periods and may never be profitable.

QUADRAMED'S QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS, WHICH COULD ADVERSELY AFFECT ITS NET INCOME AND FINANCIAL RESULTS.

         QuadraMed's quarterly operating results have varied significantly in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside its control. Accordingly, quarter to quarter comparisons of our operating results may not be a good indication of our future performance. Some of the factors causing these fluctuations include:

         o    Variability in demand for products and services;

         o Introduction of product enhancements and new products by QuadraMed and its competitors;

         o Timing and significance of announcements concerning present or prospective strategic alliances;

         o Discontinuation of, or reduction in, the products and services QuadraMed offers;

         o Loss of customers due to consolidation in the healthcare industry;

         o    Delays in product delivery requested by its customers;

         o    Customer budget cycle fluctuation;

         o Investment in marketing, sales, research and development, and administrative personnel necessary to support anticipated operations;

         o Costs incurred for marketing and sales promotional activities;

         o    Software defects and other product quality factors;

         o General economic conditions and their impact on the healthcare industry;

         o Cooperation from competitors on interfaces and implementation when a customer chooses systems from various vendors;

         o Delays in implementation due to product readiness or to customer induced delays in training or installation;

         o    Final negotiated sales prices of systems;

         o Federal regulations (i.e., OIG, HIPAA, ICD-10) that can increase demand for new, updated systems;

         o Federal regulations that directly affect reimbursements received, and therefore the amount of money available for purchasing information systems; and

         o The fines and penalties a healthcare provider or system may incur due to fraudulent billing practices.

         QuadraMed's operating expense levels, which increase with the addition of acquired businesses, are relatively fixed. Accordingly, if future revenues are below expectations, QuadraMed would experience a disproportionate adverse affect on its net income and financial results. In the event of a revenue shortfall, QuadraMed will likely be unable to, or may elect not to, reduce spending quickly enough to offset any such shortfall. As a result, it is possible that QuadraMed's future revenues or operating results may fall below the expectations of securities analysts and investors. In such a case, the price of QuadraMed's publicly traded securities may be adversely affected.

THE VARIABILITY AND LENGTH OF OUR SALES CYCLE FOR OUR PRODUCTS MAY EXACERBATE THE UNPREDICTABILITY AND VOLATILITY OF OUR OPERATING RESULTS.

         QuadraMed cannot accurately forecast the timing of its customer purchases due to the complex procurement decision processes of most healthcare providers and payors. How and when to implement, replace, expand or substantially modify an information system are major decisions for customers, and such decisions require significant capital expenditures by them. As a result, QuadraMed typically experiences sales cycles that extend over several quarters. In addition, certain products QuadraMed acquired as a result of its acquisitions of IMN and Compucare have higher average selling prices and longer sales cycles than many of its other products. As a result, QuadraMed has only a limited ability to forecast the timing and size of specific sales, making the prediction of quarterly financial performance more difficult.

QUADRAMED MAY NOT BE ABLE TO HIRE AND RETAIN NECESSARY QUALIFIED PERSONNEL AND THE UNCERTAINTY CAUSED BY QUADRAMED'S MANAGEMENT CHANGES COULD ADVERSELY AFFECT THE PRICE OF ITS COMMON STOCK.

         In large part, QuadraMed's future success will depend upon its ability to attract and retain executive officers, product managers, and other key sales, marketing and development personnel. Competition for personnel in the software and healthcare information management industry is intense. At times, QuadraMed has had difficulty attracting and retaining highly qualified candidates within specific geographic areas or with specific industry experience. If QuadraMed's competitors increase their use of valid non-compete agreements, the pool of candidates may narrow in some geographic areas. The failure to attract, retain, train, and effectively manage personnel could increase QuadraMed's costs and impair its development, sales, and customer service efforts.

         In 2000, QuadraMed also made several changes in senior executive management. Uncertainty created by these changes could lead some employees to seek other employment and QuadraMed could experience difficulty replacing them. Moreover, the trading price of QuadraMed's Common Stock could fluctuate due to uncertainties about its senior executive management.

CHANGES IN PROCUREMENT PRACTICES OF HOSPITALS HAVE AND MAY CONTINUE TO HAVE A NEGATIVE IMPACT ON QUADRAMED'S REVENUES.

         A substantial portion of QuadraMed's revenues has been and is expected to continue to be derived from sales of software products and services to hospitals. Consolidation in the healthcare industry, particularly in the hospital and managed care markets, could decrease the number of existing or potential purchasers of products and services and could adversely affect QuadraMed's business. In addition, the decision to purchase QuadraMed's products often involves a committee approval. Consequently, it is difficult for QuadraMed to predict the timing or outcome of the buying decisions of its customers or potential customers. In 2000, QuadraMed's license revenues decreased. QuadraMed attributed this decline in large part to delayed customer purchasing decisions stemming from concerns about government regulation and general hospital industry economic pressures. Moreover, QuadraMed's service revenues decreased due to the loss of hospital service contracts. If either of these trends continues, QuadraMed's business will be adversely affected. In addition, many healthcare providers are consolidating to create integrated healthcare delivery systems with greater regional market power. These emerging systems could have greater bargaining power, which may lead to decreases in prices for QuadraMed's products, which could adversely affect QuadraMed's business, financial condition and results of operations.

CHANGES IN THE HEALTH CARE FINANCING AND REIMBURSEMENT SYSTEM COULD ADVERSELY AFFECT THE AMOUNT OF AND MANNER IN WHICH QUADRAMED'S CUSTOMERS PURCHASE ITS PRODUCTS AND SERVICES.

         Changes in current healthcare financing and reimbursement systems could result in unplanned product enhancements, delays or cancellations of product orders or shipments or reduce the need for certain systems. QuadraMed could also have the endorsement of products by hospital associations or other customers revoked. Any of these occurrences could have a material adverse effect on QuadraMed's business.

         The healthcare industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare organizations. The commercial value and appeal of QuadraMed's products may be adversely affected if the current healthcare financing and reimbursement system were to revert to a fee-for-service model. In addition, many of QuadraMed's customers provide services under capitated service agreements, and a reduction in the use of capitation arrangements as a result of regulatory or market changes could have a material adverse effect on QuadraMed's business. During the past several years, the healthcare industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and capital expenditures. Proposals to reform the healthcare system have been and are being considered by the United States Congress. These proposals, if enacted, could change the operating environment of QuadraMed's customers in ways that cannot be predicted. Healthcare organizations may react to these proposals by curtailing or deferring investments, including those for QuadraMed's products and services. In addition, the regulations promulgated under HIPAA could lead healthcare organizations to curtail or defer investments in non-HIPAA related features in the next several years.

IF QUADRAMED IS UNABLE TO COMPETE EFFECTIVELY, IT COULD EXPERIENCE PRICE REDUCTION, REDUCED GROSS MARGINS AND LOSS OF MARKET SHARE.

         Competition for QuadraMed's products and services is intense and is expected to increase. Increased competition could result in reductions in QuadraMed's prices, gross margins, and market share and have a material adverse affect on QuadraMed's business, financial condition and results of operations. QuadraMed competes with other providers of healthcare information software and services, as well as healthcare consulting firms. Some competitors have formed business alliances with other competitors that may affect QuadraMed's ability to work with some potential customers. In addition, if some of our competitors merge, a stronger competitor may emerge. Some principal competitors include:

         o McKesson HBOC, Inc., SoftMed Corporation Inc., FileNet, Lanvision, MedPlus, and Eclipsys Corporation in the market for electronic document management products in the enterprise products and services division;

         o Eclipsys Corporation, Healthcare Microsystems, Inc., a division of Health Management Systems Inc., McKesson HBOC, Shared Medical Systems, Inc., a division of Siemens, and MediQual Systems, Inc., a division of Cardinal Health, Inc., in the market for decision support products in the enterprise products and services division;

         o McKesson HBOC, Inc., Shared Medical Systems, Inc., a division of Siemens, MediTech Corporation, Eclipsys Corporation, Cerner, and IDX/Phamis in the market for enterprise healthcare information systems in the enterprise products and services division;

         o Madison, McKesson HBOC, Shared Medical Systems, Inc., a division of Siemens, and Medibase in the market for MPI products and services in the enterprise products and services division;

         o    3M, SoftMed Corporation, Inc., MetaHealth, Eclypsis
              Corporation, Cascade, and HSS in the market for medical records products in the health information management product division;

         o PriceWaterhouseCoopers, KPMG and Ernst and Young for our compliance products and services and health information management consulting services in the health information management services division;

         o    Physmark, Perot System's Health System Design,
              Healtheon/WebMD's Medical Manager Corp., IDX Corporation and Trigetto's Erisco, for at-risk managed care systems in the EZ-CAP Division; and

         o National consulting firms and on-line providers for physician and other medical professional seminars in the EZ-CAP Division.

         Current and prospective customers evaluate QuadraMed's capabilities against the merits of their existing information systems and expertise. Furthermore, major software information systems companies, including those specializing in the healthcare industry, that do not presently offer competing products may enter QuadraMed's markets. Many of QuadraMed's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than QuadraMed. Many of these competitors also have, or may develop or acquire, substantial installed customer bases in the healthcare industry. As a result of these factors, QuadraMed's competitors may be able to respond more quickly to new or emerging technologies, changes in customer requirements, and changes in the political, economic or regulatory environment in the healthcare industry. These competitors may be in a position to devote greater resources to the development, promotion and sale of their products than QuadraMed. QuadraMed may not be able to compete successfully against current and future competitors, and such competitive pressures could materially adversely affect QuadraMed's business, financial condition and operating results.

QUADRAMED MAY NOT BE ABLE TO INTRODUCE OR MARKET NEW PRODUCTS OR PRODUCT ENHANCEMENTS SUCCESSFULLY OR IN A TIMELY MANNER, WHICH COULD ADVERSELY AFFECT ITS COMPETITIVE POSITION.

         QuadraMed's performance depends in large part upon its ability to provide the increasing functionality required by its customers through the timely development and successful introduction of new products and enhancements to its existing suite of products. QuadraMed may not successfully, or in a timely manner, develop, acquire, integrate, introduce or market new products or product enhancements. Product enhancements or new products developed by QuadraMed also may not meet the requirements of hospitals or other healthcare providers and payors or achieve or sustain market acceptance. QuadraMed's failure to either estimate accurately the resources and related expenses required for a project, or to complete its contractual obligations in a manner consistent with the project plan upon which a contract was based, could have a material adverse effect on its business, financial condition and results of operations. In addition, QuadraMed's failure to meet a customer's expectations in the performance of its services could damage its reputation and adversely affect QuadraMed's ability to attract new business.

QUADRAMED'S INABILITY TO PROTECT ITS INTELLECTUAL PROPERTY COULD LEAD TO UNAUTHORIZED USE OF ITS PRODUCTS, WHICH COULD HAVE AN ADVERSE EFFECT ON ITS BUSINESS.

         QuadraMed relies on a combination of trade secret, copyright and trademark laws, nondisclosure, noncompete and other contractual provisions to protect its proprietary rights. QuadraMed has not filed any patent applications covering its technology. Measures taken by QuadraMed to protect its intellectual property may not be adequate, and QuadraMed's competitors could independently develop products and services that are substantially equivalent or superior to QuadraMed's products and services. Any infringement or misappropriation of its proprietary software and databases could put QuadraMed at a competitive disadvantage in a highly competitive market and could cause QuadraMed to lose revenues, incur substantial litigation expense and divert management's attention from other operations.

         QuadraMed depends on licenses for certain technology used to develop its products from a number of third-party vendors. Most of these licenses expire within three to five years. Such licenses can be renewed only by mutual consent and may be terminated if QuadraMed breaches the license terms and fails to cure the breach within a specified time period. If such licenses are terminated, QuadraMed may not be able to continue using the technology on commercially reasonable terms or at all. As a result, QuadraMed may have to discontinue, delay or reduce product shipments until equivalent technology is obtained, which could have a material adverse effect on QuadraMed's business, financial condition and results of operations. Most of QuadraMed's third-party licenses are non-exclusive and competitors may obtain the same or similar technology. In addition, if vendors choose to discontinue support of the licensed technology, QuadraMed may not be able to modify or adapt its products.

         Intellectual property litigation is increasingly common in the software industry. The risk of an infringement claim against QuadraMed may increase over time as the number of competitors in its industry segment grows and the functionality of products overlaps. Third parties could assert infringement claims against QuadraMed in the future. Regardless of the merits, QuadraMed could incur substantial litigation expenses in defending any such asserted claim. In the event of an unfavorable ruling on any such claim, a license or similar agreement may not be available to QuadraMed on reasonable terms, if at all. Infringement may also result in significant monetary liabilities that could have a material adverse effect on QuadraMed's business, financial condition and results of operations. QuadraMed may not be successful in the defense of these or similar claims.

THE NATURE OF QUADRAMED'S PRODUCTS MAKES THEM PARTICULARLY VULNERABLE TO UNDETECTED ERRORS, OR BUGS, THAT COULD REDUCE REVENUES, MARKET SHARE OR DEMAND FOR THE COMPANY'S PRODUCTS AND SERVICES.

         Products such as QuadraMed's may contain errors or failures, especially when initially introduced or when new versions are released. Although QuadraMed conducts extensive testing on its products, software errors have been discovered in certain enhancements and products after their introduction. Despite such testing by QuadraMed and by its current and potential customers, products under development, enhancements, or shipped products may contain errors or performance failures, resulting in, among other things:

         o    loss of customers and revenues;

         o    delay in market acceptance;

         o    diversion of resources;

         o    damage to QuadraMed's reputation; or

         o    increased service and warranty costs.

         Any of these consequences could have a material adverse effect on QuadraMed's business, financial condition, and results of operations.

BECAUSE NO MIRROR PROCESSING SITE FOR ITS TWO CUSTOMER DATA PROCESSING FACILITIES EXISTS, QUADRAMED'S BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED IF EITHER OF THESE FACILITIES WERE SUBJECT TO A CLOSURE FROM A CATASTROPHIC EVENT OR OTHERWISE.

         QuadraMed currently processes substantially all of its customer data at its facilities in Austin, Texas and Neptune, New Jersey. Although QuadraMed backs up its data nightly and has safeguards for emergencies, such as power interruption or breakdown in temperature controls, QuadraMed has no mirror processing site to which processing could be transferred in the case of a catastrophic event at either of these facilities. If a major catastrophic event occurs at either the Austin or the Neptune facility, possibly leading to an interruption of data processing, or any other interruption or closure, QuadraMed's business, financial condition, and results of operations could be adversely affected.

QUADRAMED MAY NOT BE ABLE TO RESPOND EFFECTIVELY TO AN INCREASE IN ITS OUTSOURCING BUSINESS, WHICH COULD HAVE A NEGATIVE IMPACT ON REVENUES.

         QuadraMed provides compliance, consulting, and health information management outsourcing and accounts receivable management services, including the billing and collection of receivables. If QuadraMed experiences a period of substantial expansion in its outsourcing business, QuadraMed may be required to make substantial investments in capital assets and personnel. QuadraMed may not be able to assess accurately, or have the funds required for, any investment, and it may not be able to negotiate and perform in a profitable manner any of the outsourcing contracts it may be awarded.

QUADRAMED MAY BE REQUIRED TO MAKE SUBSTANTIAL CHANGES TO ITS PRODUCTS IF THEY BECOME SUBJECT TO FDA REGULATION, WHICH COULD REQUIRE A SIGNIFICANT CAPITAL INVESTMENT.

         Computer products used or intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease or other conditions or that affect the structure or function of the body are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act. At present, none of QuadraMed's software products are so regulated. In the future, the FDA could determine that some of QuadraMed's products, because of their predictive aspects, are clinical decision tools and subject them to regulation. Compliance with FDA regulations could be burdensome, time consuming, and expensive. Other new laws and regulations affecting healthcare software development and marketing also could be enacted in the future. If so, it is possible that QuadraMed's costs and lengths of time for product development and marketing could increase and that other unforeseeable consequences could arise.

GOVERNMENTAL REGULATION OF THE CONFIDENTIALITY OF PATIENT RECORDS COULD RESULT IN QUADRAMED'S CUSTOMERS BEING UNABLE TO USE ITS PRODUCTS WITHOUT SIGNIFICANT MODIFICATION, WHICH COULD REQUIRE SUBSTANTIAL EXPENDITURES BY QUADRAMED.

         There is substantial state regulation of the confidentiality of patient medical records and the circumstances under which such records may be disclosed to or processed by QuadraMed as a consequence of its contacts with various health providers. Although compliance with these laws and regulations is presently the principal responsibility of the hospital, physician or other healthcare provider, regulations governing patient confidentiality rights are rapidly evolving. Additional legislation governing the dissemination of medical record information also has been proposed and may be adopted at the state level.

         HIPAA and, in particular, its administrative simplification provisions, require the promulgation of regulations that will set standards for electronic transactions, code sets, data security, unique identification numbers, and privacy of individually identifiable health information. The regulations are in various stages of development. A final regulation governing transaction and code set standards has been published and is expected to become effective on October 16, 2002. The privacy regulation has been published as a final regulation and is expected to become effective on April 14, 2001. The HIPAA privacy regulation is complex and far reaching. Compliance will be required of certain covered entities, including healthcare providers, health plans, and healthcare clearinghouses. QuadraMed may be implicated by these regulations either as a covered entity or as a business associate of a covered entity. The HIPAA and state healthcare privacy regulations could materially restrict the ability of healthcare providers to submit information from patient records using QuadraMed products and services or could require QuadraMed to make substantial capital expenditures to be in compliance.

         HIPAA's data security regulation has been published as a proposal. At this time, no information is available on when the regulation will be published as final or whether the regulation will be revised prior to final publication. At this time, it is not possible to assess the specific implications of the security regulation on QuadraMed. The regulation may require holders of individual personal healthcare information, including QuadraMed, to implement stringent security measures. Implementing such measures may require substantial capital expenditures by QuadraMed due to required product, service, and procedure changes.

         In addition, during the past several years, the healthcare industry has been subject to, among other things, increasing levels of governmental regulation of reimbursement rates and certain capital expenditures. Certain proposals to reform the healthcare system have been and are being considered by Congress. These proposals, if enacted, could change the operating environment for QuadraMed's clients in ways that could have a negative impact on QuadraMed's business, financial condition and results of operations. QuadraMed is unable to predict what, if any, changes will occur.

IF QUADRAMED'S PRODUCTS FAIL TO ACCURATELY ASSESS, PROCESS, OR COLLECT HEALTH CARE CLAIMS OR ADMINISTER MANAGED CARE CONTRACTS, QUADRAMED COULD BE SUBJECT TO COSTLY LITIGATION AND BE FORCED TO MAKE COSTLY CHANGES TO ITS PRODUCTS.

         Some of QuadraMed's products and services are used in the payment, collection, coding and billing of healthcare claims and the administration of managed care contracts. If QuadraMed's employees or QuadraMed's products fail to accurately assess, process or collect these claims, customers could file claims against QuadraMed. QuadraMed's insurance coverage may not adequately cover such claims. A successful claim that is in excess of, or is not covered by, insurance coverage could adversely affect QuadraMed's business, financial condition, and results of operations. Even a claim without merit could result in significant legal defense costs and could consume management time and resources. In addition, claims could increase QuadraMed's premium such that appropriate insurance could not be found at commercially reasonable rates. Furthermore, if QuadraMed were found liable, QuadraMed may have to significantly alter one or more of its products, possibly resulting in additional unanticipated research and development expenses.

PROVISIONS IN QUADRAMED'S CERTIFICATE OF INCORPORATION AND BYLAWS AND DELAWARE LAW COULD DELAY OR DISCOURAGE THIRD PARTIES FROM ACQUIRING QUADRAMED THE COMPANY AT A PREMIUM, WHICH COULD ADVERSELY AFFECT THE PRICE OF ITS COMMON STOCK.

         QuadraMed's board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by holders of QuadraMed's Common Stock. If preferred stock is issued, the voting and other rights of the holders of QuadraMed's Common Stock may be subject to, and may be adversely affected by, the rights of the holders of QuadraMed's preferred stock. The issuance of preferred stock may have the effect of delaying or preventing a change of control of QuadraMed that would have been at a premium price to our stockholders.

         Certain provisions of QuadraMed's certificate of incorporation and bylaws could discourage potential takeover attempts and make attempts by stockholders to change management difficult. For example, QuadraMed's board of directors, which is classified into three classes of directors serving staggered, three-year terms, has the authority to impose various procedural and other requirements that could make it more difficult for QuadraMed's stockholders to effect certain corporate actions. In addition, QuadraMed's certificate of incorporation provides that directors may be removed only by the affirmative vote of the holders of two-thirds of the shares of QuadraMed's capital stock entitled to vote. Any vacancy on QuadraMed's board of directors may be filled only by vote of the majority of directors then in office. Further, QuadraMed's certificate of incorporation provides that the affirmative vote of two-thirds of the shares entitled to vote, voting together as a single class, subject to certain exceptions, is required for certain business combination transactions. These provisions, and certain other provisions of QuadraMed's certificate of incorporation, could have the effect of delaying or preventing (i) a tender offer for QuadraMed's Common Stock or other changes of control of QuadraMed that could be at a premium price, or (ii) changes in its management.

         In addition, certain provisions of Delaware law could have the effect of delaying or preventing a change in control of QuadraMed, Section 203 of the Delaware General Corporation Law, for example, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met.

THE TRADING PRICE OF QUADRAMED'S COMMON STOCK HAS BEEN, AND IS EXPECTED TO CONTINUE TO BE, EXTREMELY VOLATILE

         The NASDAQ SmallCap Market on which QuadraMed is listed, and stock markets in general, have historically experienced extreme price and volume fluctuations that have affected companies unrelated to their individual operating performance. The trading price of QuadraMed's Common Stock has been and is likely to continue to be highly volatile due to such factors as:

         o    Variations in quarterly results of operations;

         o Announcements of new products or acquisitions by QuadraMed's competitors;

         o    Governmental regulatory action;

         o    Developments or disputes with respect to proprietary rights;

         o General trends in QuadraMed's industry and overall market conditions.

         The market price of QuadraMed's Common Stock may also be affected by movements in prices of equity securities in general.

FUTURE SALES OF A SUBSTANTIAL NUMBER OF SHARES OF QUADRAMED'S COMMON STOCK COULD CAUSE THE PRICE OF THE STOCK TO DECREASE OR FLUCTUATE SUBSTANTIALLY.

         Existing stockholders of QuadraMed hold a significant number of shares of Common Stock that may be sold in the future under Rule 144 of the Securities Act or through the exercise of registration rights. Sales of a substantial number of the aforementioned shares in the public markets or the prospect of such sales could adversely affect or cause substantial fluctuations in the market price of QuadraMed's Common Stock and convertible debentures and impair QuadraMed's ability to raise additional capital through the sale of its securities.

IF QUADRAMED IS UNABLE TO ACHIEVE PROFITABILITY, IT MAY BE FORCED TO FILE FOR BANKRUPTCY.

         If QuadraMed's financial condition deteriorates and QuadraMed is unable to reduce its losses or obtain additional financing, QuadraMed may be forced to seek relief under Chapter 11 of the U.S. Bankruptcy Code. Chapter 11 permits a company to remain in control of its business, protected by a stay of all creditor action while the company attempts to negotiate and confirm a plan of reorganization with its creditors. If QuadraMed commenced a Chapter 11 case it would expect deterioration in its customer relationships, a reduction in orders, the loss of suppliers, and an erosion of employee morale. QuadraMed may be unsuccessful in its attempts to confirm a plan of reorganization with its creditors. Many Chapter 11 cases are unsuccessful, and virtually all involve substantial expense and damage to the business. If QuadraMed were unsuccessful in obtaining confirmation of a plan of reorganization, its assets could be liquidated and could be insufficient to pay all of its securityholders.

QUADRAMED MAY LOSE SOME OR ALL OF ITS EQUITY INVESTMENTS IN EARLY STAGE COMPANIES IF SUCH COMPANIES BECOME BANKRUPT OR INSOLVENT OR DO NOT SUCCEED IN EXECUTING THEIR BUSINESS STRATEGY APPROPRIATELY.

         QuadraMed has made equity investments and acquired minority interests in certain early stage companies. QuadraMed does not have the ability to control the operations of these companies and these investments are subject to significant risks. There is no guarantee that QuadraMed will realize any return on such investments. QuadraMed could also lose some or all of its principal investment if these companies become bankrupt or insolvent or do not succeed in executing their business strategy.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         QuadraMed's exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its convertible subordinated debentures. It is QuadraMed's intent to ensure the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk. QuadraMed invests in high-quality issuers, including money market funds, corporate debt securities, and debt securities issued by the United States government. QuadraMed has a policy of investing in securities with maturities of two years or less. QuadraMed does not invest in derivative financial or foreign investments. The table below presents fair values of principal amounts and weighted average interest rates for QuadraMed's investment portfolio as of December 31, 2000 (in thousands, except average interest rates):

                                                           AGGREGATE         WEIGHTED AVERAGE
                                                           FAIR VALUE          INTEREST RATE

Cash and cash equivalents:

         Money Market funds............................      $27,368                 6.42%
                                                             -------

             Total cash and cash equivalents...........      $27,368
                                                             =======

Short-term investments:

         Corporate debt securities.....................       $  7,302                6.05%

         Debt issued by the U.S. government............          4,994                5.31%
                                                              --------

                  Total short-term investments.........        $12,296
                                                              ========

Long-term investments:

         Corporate debt securities.....................        $   500                6.63%

         Debt securities issued by the U.S. government.            519                5.83%
                                                              --------

                  Total long-term investments..........       $  1,019
                                                              ========

         Outstanding Debt. As of December 31, 2000, QuadraMed had outstanding long-term debt of $115,000,000, consisting of its convertible subordinated debentures that mature as follows (in thousands, except average interest rates):

     Maturity           Carrying           Fair          Weighted Average
       Date              Amount            Value           Interest Rate
       ----              ------            -----           -------------
       2005             $115,000          $41,113              5.25%

         QuadraMed is not exposed to material changes in interest rate because the interest rate on its convertible subordinated debentures, the bulk of QuadraMed's debt, is fixed at 5.25%.


FOREIGN CURRENCY RISK

         Although QuadraMed from time-to-time sells its products internationally, all such transactions are denominated in U.S. currency and there is no foreign currency fluctuation risk.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data are included in this Report on Form 10-K beginning on page F-1.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         QuadraMed reported a change in accountants Current Reports on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 31, 2000 and May 15, 2000.


                                  PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS

         QuadraMed's Bylaws provide for the appointment of seven directors, divided into three classes designated Class I, Class II and Class III, and their election at QuadraMed's annual meeting of stockholders. The term for each class of directors is three years and directors serve until their successors are elected and qualified, or until their earlier resignation or removal. No family relationships exist between any of QuadraMed's current directors and executive officers. The following chart lists QuadraMed's directors by class and provides information regarding their age, occupation, and tenure on the Board.

CLASS I - DIRECTORS CONTINUING IN OFFICE UNTIL THE
          2003 ANNUAL MEETING OF STOCKHOLDERS

NAME                                  PRINCIPAL OCCUPATION                         SINCE         AGE
- ----                                  --------------------                         -----         ---
Albert L. Greene                      Chairman of the Board of
                                      HealthCentral.com                             1997          51

F. Scott Gross                        President and Chief Executive                 2000          55
                                      Officer of Primus Management, Inc.

E. A. Roskovensky                     President and Chief Executive                 1999          56
                                      Officer of Davis Wire Corporation
                                      and President and Chief Operating
                                      Officer of Robertson-Ceco Corp.


CLASS II - DIRECTORS CONTINUING IN OFFICE UNTIL
           THE 2001 ANNUAL MEETING

NAME                                  PRINCIPAL OCCUPATION                          SINCE         AGE
- ----                                  --------------------                          -----         ---
Michael J. King                       Chairman and Chief Executive                  1999          62
                                      Officer of Healthscribe, Inc.

Cornelius T. Ryan                     Founding General Partner of Oxford Partners   2000          69
                                      LP, and Oxford Bioscience Partners, LP

CLASS III - DIRECTORS CONTINUING IN OFFICE UNTIL THE
            2002 ANNUAL MEETING OF STOCKHOLDERS

NAME                                  PRINCIPAL OCCUPATION                          SINCE         AGE
- ----                                  --------------------                          -----         ---
James D. Durham                       Chairman, Market Insite Group                 1993          54

Lawrence P. English                   Chairman of the Board and Chief Executive     2000          60
                                      Officer of QuadraMed

         The following is certain biographical information, as of March 6, 2001, regarding the current members of QuadraMed's Board of Directors.

LAWRENCE P. ENGLISH has been Chief Executive Officer and a director of QuadraMed since June 12, 2000. From January 1999 until immediately prior to joining QuadraMed, Mr. English was the founder and Chief Executive Officer of Lawrence P. English, Inc., a private turn-around management firm, where he consulted to such organizations as Amedex Insurance Company and Paracelsus Healthcare Corporation. From July 1997 to January 1999, Mr. English was Chairman of the Board and Chief Executive Officer of Aesthetics Medical Management, Inc., a physician practice management company for plastic surgeons. From March 1992 until August 1996, Mr. English was president of CIGNA Healthcare, one of the largest HMO providers in the United States. Mr. English has been a director of Curative Healthcare Corporation since May 2000. He also has been Director of Paracelsus Healthcare Corporation since May 1999 and was elected Non-Executive Chairman of the Board in February 2000. Mr. English holds a Bachelor of Arts degree from Rutgers University and a Master of Business Administration from George Washington University. He also graduated from Harvard Business School's Advanced Management Program.

JAMES D. DURHAM has been a director of QuadraMed since 1993. He served as Chairman of the Board of QuadraMed from May, 1996 until December 31, 2000 and served as its Chief Executive Officer until June 12, 2000. Mr. Durham founded QuadraMed in September 1993 when he became its President and Chief Executive Officer and director. Mr. Durham is currently serving as chairman of Market Insite Group, a company which provides products and services to match businesses to geographic location. He is also a part-time employee of QuadraMed. Mr. Durham, a certified public accountant, holds a Bachelor of Science degree with honors in Industrial Engineering from the University of Florida and a Master of Business Administration with an emphasis in Finance from the University of California, Los Angeles.

ALBERT L. GREENE has been a director of QuadraMed since May 1997. Mr. Greene is the Chairman of the Board of HealthCentral.com, an online consumer health information and products service company. He has served as Chairman of HealthCentral.com since November 2000 and was its Chief Executive Officer from November 2000 until FebRuary 2001. From 1997 to 2000, Mr. Greene was the President of HealthCentral.com. From June 1996 until September 1998, Mr. Greene was the Chief Executive Officer of Sutter Health East Bay, a healthcare delivery system and the parent company of Alta Bates Health System. From May 1990 until March 1998, Mr. Greene served as the President and Chief Executive Officer of Alta Bates Medical Center, a 527-bed acute care hospital located in Berkeley, California. From January 1996 until March 1998, Mr. Greene also served as the President and Chief Executive Officer of Alta Bates Health System, the parent company of Alta Bates Medical Center. Mr. Greene has been a director of Sierra Health Services, a health and worker insurance company, since April of 2000. Mr. Greene received a Masters of Hospital Administration from the University of Michigan, and is presently a diplomat of the American College of Healthcare Executives and a member of the American Hospital Association. Mr. Greene is past chair of the California Healthcare Association.

F. SCOTT GROSS has been a director of QuadraMed since March 2000. Mr. Gross is currently the founder, President and Chief Executive Officer of Primus Management, Inc., a health services management he founded in 1989. Mr. Gross has been a director of Fountain View, Inc., a nursing home chain, since 1999. Mr. Gross holds a Bachelor of Science degree in Biology from California State University, Northridge, and a Masters Degree in Public Administration (Healthcare Management Option) from the University of Southern California.

MICHAEL J. KING has been a director of QuadraMed since May 1999. Mr. King has been the Chief Executive Officer of Healthscribe, Inc. since June 1999. From September 1996 until May 1999, Mr. King served as Chairman of the Board of Directors and Chief Executive Officer of The Compucare Company, a healthcare information systems company acquired by QuadraMed in March 1999. Prior to joining The Compucare Company, Mr. King was Chairman of the Board of Directors, Chief Executive Officer and President of Software AG of the Americas, an Enterprise Information Systems Company. He has been a director of Osprey Systems, an e-business consulting services firm, from 1999 to the present. Mr. King holds a degree in Mechanical Engineering from the University of Sheffield and a Master of Business Administration equivalent in Management Studies from the University of Hatfield.

E. A. ROSKOVENSKY has been a director of QuadraMed since May 1999. Mr. Roskovensky has been the President and Chief Operating Officer of Robertson-CECO Corp., a company that manufactures custom engineered metal buildings, since November 1994. Mr. Roskovensky also has been the President and Chief Executive Officer of Davis Wire Corporation, a wire fencing company, since 1991. He has been the President and Chief Executive Officer of National Standard Corp., a company dealing in wire and engineered products segments, since August 2000. Mr. Roskovensky holds a Bachelor of Science in Chemical Engineering from Villanova University, a Master of Business Administration from Duquesne University and a Juris Doctor from the University of Detroit School of Law. He is a member of the Pennsylvania Bar Association.

CORNELIUS T. RYAN has been a director of QuadraMed since March 2000, and was previously a director of QuadraMed from March 1995 to May 1999. Mr. Ryan is a founding general partner of Oxford Partners III LP, a Delaware limited partnership since 1981 and of OBP Management L.P. and OBP Management (Bermuda) Limited Partnership since 1992. OBP Management L.P. and OBP Management (Bermuda) Limited Partnership are the general partners of Oxford Bioscience Partners L.P. and Oxford Bioscience Partners (Bermuda) Limited Partnership, respectively. Mr. Ryan holds a Bachelor of Commerce in Economics from the University of Ottawa and a Master of Business Administration from the University of Pennsylvania.

MANAGEMENT

         The following table sets forth information concerning QuadraMed's executive officers and senior management, as of March 6, 2001:

NAME                           AGE       POSITION
- ----                           ---       --------
Lawrence P. English            60        Chief Executive Officer and Chairman
                                         of the Board
Mark N. Thomas                 48        Chief Financial Officer
Michael H. Lanza               39        Executive Vice President and Corporate
                                         Secretary
Peter T. van der Grinten       49        President--Enterprise Division
Michael Wilstead               43        President--EZ-CAP Division
Dean Souleles                  40        Chief Technology Officer

LAWRENCE P. ENGLISH has been Chief Executive Officer of QuadraMed since June 12, 2000 and Chairman of the Board of QuadraMed since December 31, 2000. See "Directors" for biographical information on Mr. English.

MARK N. THOMAS has been Chief Financial Officer and Executive Vice President of QuadraMed since June 9, 2000. From 1998 until joining QuadraMed, Mr. Thomas was the Chief Financial Officer of Lifeguard, Inc., an independent health plan. From 1993 to 1997, Mr. Thomas held executive management positions for Coregis Insurance Group and Industrial Indemnity Company, insurance companies owned by Xerox Corporation, where he served as controller, managing director and treasurer. Mr. Thomas received a Bachelor of Arts degree in Economics and Political Science from Occidental College and received a double Master of Business Administration degree in Finance and Strategic Planning from Wharton School of Business. He also earned a degree in executive education in corporate strategy from the University of Michigan.

MICHAEL H. LANZA was named Executive Vice President in September 2000. Mr. Lanza joined the company after seven years at CIGNA Corporation, a publicly owned employee benefits company. Most recently, he evaluated healthcare operations and investments in Brazil as Vice President & Assistant General Counsel, CIGNA International. Previously, Mr. Lanza supervised CIGNA HealthCare's compliance programs and directed all of CIGNA's state regulatory and government affairs. Prior to joining CIGNA, Mr. Lanza was an attorney in private practice specializing in real estate development, finance, and work out. He also was a political consultant. Mr. Lanza is a graduate of the University of Connecticut and the University of Connecticut School of Law.

PETER T. VAN DER GRINTEN was named President of the Enterprise Division in January 2001. Prior to joining QuadraMed, Mr. van der Grinten previously was General Manager for North American operations of IMS Health Strategic Technology, a Software company, from 1999 to 2000, and President from 1997 to 1999, of National Data Corporation's Hospital Management Services Division, which provided business office outsourcing for physician practices and hospitals, several of which were QuadraMed Enterprise customers. Previously, he held sales, marketing, operations, and development positions with HBO and Company. He also was Chief Operating Officer of Simborg Systems. After Simborg's acquisition by Bell Atlantic Healthcare Systems, Mr. van der Grinten served as Vice President of International Operations. Mr. van der Grinten holds a B.S. in computer science from Purdue University and was a Captain in the U.S. Army.

MICHAEL WILSTEAD was named President of EZ-CAP Division in January 2001 after joining QuadraMed in July 1998 as Vice President of Sales. Prior to joining QuadraMed, Mr. Wilstead served as a group president at STERIS Corporation, a microbial reduction and surgical support products company from 1995 to 1998. In addition, he held positions at AMSCO International and AMSCO Canada, both of which are medical equipment companies from 1995 to 1998. Mr. Wilstead holds a Bachelor of Science degree in Business Administration from the University of Phoenix.

DEAN SOULELES, Chief Technology Officer, joined QuadraMed in August 2000. Previously, Mr. Souleles served as the chief technology officer and director of research and development for Chase Credit Systems, Inc., a software and technical services firm serving the mortgage credit reporting industry. For over ten years before that, Mr. Souleles served as a consultant to NASA's Jet Propulsion Laboratory as principal engineer and system architect on various space, civil and defense programs.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires QuadraMed's directors and executive officers, and persons who own more than 10% of a registered class of QuadraMed's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of QuadraMed's equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish QuadraMed with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that no Forms 5 were required for those persons, QuadraMed believes that all reporting requirements under
Section 16(a) for the fiscal year ended December 31, 2000 were met in a timely manner by its directors, executive officers, and greater than 10% beneficial owners, except that the filing of three Form 3 reports, one by Lawrence P. English, one by Mark N. Thomas, and one by Michael H. Lanza, were late.

ITEM 11 EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         Each non-employee director receives an annual retainer of $15,000 plus $1,500 for each board meeting attended and $500 for each committee meeting attended. Non-employee directors are also reimbursed for their reasonable expenses incurred in connection with board meetings. Every non-employee director has the option to apply all or a portion of their annual retainer fee otherwise payable in cash each year to the acquisition of a special option grant under the 1996 Stock Option Plan ("1996 Plan"). Upon election, the grant is made automatically on the first trading day in January with an exercise price per share equal to 1/3 of the fair market value of Common Stock per share on the date of grant and a maximum term of ten years. The number of shares of Common Stock subject to the option is determined by dividing the total dollar amount of the retainer fee subject to the director's election by 2/3 of the fair market value per share of Common Stock on the grant date. As a result, the difference between the fair market value of the Common Stock subject to the option and the aggregate exercise price payable is equal to the portion of the retainer fee subject to such director's election. Fifty percent of the options vest upon completion of six months of Board service following this election, and the balance vest in equal monthly installments over the next six months of Board service. In 2000, no non-employee director has made such an election.

         In addition, pursuant to the 1996 Plan, each non-employee director receives at the time of his or her initial election or appointment to the Board an automatic option grant for 10,000 shares of Common Stock, provided such person was not previously employed by QuadraMed. Each continuing non-employee director also receives at the time of each annual meeting of QuadraMed's stockholders an option to purchase 4,000 shares of Common Stock, provided such person has served as a non-employee director for at least six months. Each option has an exercise price per share equal to 100% of the fair market value per share of Common Stock on the date of grant and a maximum term of ten years. Each option is immediately exercisable for all of the shares of Common Stock subject thereto, but any purchased shares are subject to repurchase by QuadraMed, at the exercise price paid, upon the optionee's cessation of Board service prior to vesting. With respect to each initial 10,000-share grant, one-third of the options vest, and QuadraMed's repurchase right lapses, upon the optionee's completion of one year of Board service, and the balance vests in a series of 24 successive equal monthly installments. Each annual 4,000-share grant vests, and QuadraMed's repurchase right lapses, in a series of 12 successive equal monthly installments. Non-employee directors are also eligible to receive discretionary option grants pursuant to the 1996 Plan. Directors who are employees of QuadraMed or any of its subsidiaries do not receive any additional compensation for serving as directors.

         In 2000, each of Messrs. Gross and Ryan received an option for 10,000 shares upon his appointment to the Board in March, at an exercise price of $5.00 per share. In addition, each of Messrs. Greene, Gross, King, Roskovensky and Ryan received an option for 4,000 shares on October 5, 2000, the date of the 2000 annual meeting of stockholders, at an exercise price of $1.50.

EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding the compensation earned by or paid to (1) persons serving as QuadraMed's Chief Executive Officer, (2) each of the four other most highly compensated executive officers of QuadraMed serving as such as of the end of the last fiscal year whose total annual salary and bonus exceeded $100,000, and (3) up to two additional individuals who would have qualified under clause (2), but for the fact that the individual was not serving as an executive officer of QuadraMed at the end of the last fiscal year (each of (1), (2) and (3), the "Named Executive Officers"), in each case for services rendered in all capacities to QuadraMed and its subsidiaries during the last three fiscal years.


                         SUMMARY COMPENSATION TABLE


                              Annual Compensation                              Long-Term Compensation


                                                               Other                            Securities
                                                               Annual          Restricted       Underlying
                              Fiscal                         Compensation         Stock         Options/        All Other
Name and Principal Position   Year     Salary($)   Bonus($)     ($)              Awards ($)     Warrants (#)   Compensation
- ---------------------------   ----     ---------   -----     ------------        ------         --------       ------------

Lawrence P. English.........  2000    $  222,820                                                1,000,000     $  708.35(10)
  Chairman of the Board and
  Chief Executive Officer(1)

James D. Durham.............  2000    $  337,830   $367,307                                                   $ 2,419,618(2)(8)
  Former Chairman of  the     1999       374,000    367,307                                       100,000          60,007
  Board and Chief             1998       275,000    412,500                    $1,862,000(6)      300,000          30,021
  Executive Officer (2)

John V. Cracchiolo..........  2000    $  169,063   $251,580
  Former President            1999       256,000    251,580                                        75,000     $   700,978(3)(10)(8)
  and Chief Operating         1998       200,000    210,000                    $997,500.00(6)     150,000           3,977
  Officer (3)                                                                                                       2,017

Mark N. Thomas..............  2000    $  135,416              $22,987(5)                          350,000
  Chief Financial Officer
  and Executive Vice
  President (4)

Nancy Nelson................  2000    $  214,874   $ 92,700                                                    $  249,835(7)(10)
  Executive Vice President    1999       206,000     92,700                                       125,000           2,403
  (7)                         1998       190,000     76,220                                        14,853

Patrick Ahearn..............  2000    $  206,000   $ 50,000                                                    $    3,400(10)
  Executive Vice President    1999       200,000                                                   75,000           3,349
(9)                           1998        49,134                                                   31,250
                                                                                                  125,000

Michael Wilstead............  2000    $  226,250   $ 50,000                                        25,000      $    1,700(10)
  Executive Vice President    1999       182,951     50,000                                        90,000
                              1998       111,911      3,833                                        40,000



- -----------------------------

(1) Mr. English was appointed Chief Executive Officer of QuadraMed effective June 12, 2000.

(2) Mr. Durham resigned as Chief Executive Officer of QuadraMed, effective June 12, 2000. Pursuant to the Separation Agreement with Mr. Durham, QuadraMed paid a lump sum severance benefit of $2,316,000 to Trigon Resources Corporation, a company owned 100% by Mr. Durham and his children. In addition, pursuant to the Separation Agreement, QuadraMed has paid $3,959 in medical benefits on behalf of Mr. Durham (see "Employment and Other Agreements; Change in Control Arrangements" for a description of Mr. Durham's Separation Agreement).

(3) Mr. Cracchiolo resigned as President and Chief Operating Officer of QuadraMed, effective June 30, 2000. Pursuant to the Separation Agreement, QuadraMed paid Mr. Cracchiolo a lump sum severance benefit of $687,500 to Mr. Cracchiolo. In addition, pursuant to the separation agreement QuadraMed has paid $5,939 in medical benefits on behalf of Mr. Cracchiolo. See "Employment and Other Agreements; Change in Control Arrangements" for a description of Mr. Cracchiolo's Separation Agreement.

(4) Mr. Thomas was appointed Chief Financial Officer on June 9, 2000.

(5) Pursuant to Mr. Thomas' employment agreement, Mr. Thomas was reimbursed by QuadraMed for his unvested 401(k) funds from his previous employer.

(6) In October 1998, Mr. Durham and Mr. Cracchiolo were awarded a right to receive 112,000 and 60,000 shares of Common Stock, respectively, under QuadraMed's 1996 Stock Incentive Plan. The shares vest over a period of 5 years. Pursuant to a Separation Agreement, dated June 12, 2000, between Mr. Durham and QuadraMed, all restrictions or repurchase rights with respect to Mr. Durham's 112,000 restricted shares have lapsed. Pursuant to a Separation Agreement, dated June 12, 2000, between Mr. Cracchiolo and QuadraMed, all restrictions or repurchase rights with respect to Mr. Cracchiolo's 60,000 restricted shares have lapsed.

(7) Ms. Nelson resigned as Executive Vice President effective October 16, 2000. Pursuant to Ms. Nelson's employment agreement, she was paid a lump sum severance benefit of $245,000 and QuadraMed has paid $1663.17 in health benefits on her behalf.

(8) Represents the cash value benefit of split-dollar life insurance premiums paid by QuadraMed. The dollar value was established using the demand loan valuation method for the whole life portion of the premium paid by QuadraMed, projected on an actuarial basis. The amount for Mr. Durham is $99,659. The amount for Mr. Cracchiolo is $5,839. See "Employment and Other Agreements; Change in Control Arrangements" below.

(9) Mr. Ahearn resigned as Executive Vice President on January 31, 2001.

(10) Represents contributions made by QuadraMed to QuadraMed's 401(K) plan on behalf of Mr. English in the amount of $708.35, Mr. Cracchiolo in the amount of $1,700, Mr. Wilstead in the amount of $1,700, Mr. Ahearn in the amount of $3400, and Ms. Nelson in the amount of $3,172.54

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning the stock option grants made to each of the Named Executive Officers during the 2000 fiscal year. No stock appreciation rights were granted during the 2000 fiscal year to the Named Executive Officers.


                                                                                            Potential Realizable Value
                                                                                            at Assumed Annual Rates of
                                                                                            Stock Price Appreciation
                            Individual Grants                                               for Option Term(3)
- -----------------------------------------------------------------------------------------   --------------------------

                                                  Percent of
                                                  Total
                            Number of             Options        Exercise
                            Securities            Granted to     or Base
                            Underlying Options    Employees in   Price        Expiration
Name                        Granted (1)           Fiscal 2000    ($/Sh) (2)   Date              5%               10%
- ----                        ------------------    -----------    ----------   ----              --               ---
Lawrence P. English           1,000,000                  29%        $2.50     6/12/10         $1,570,000     $8,060,000
James D. Durham                       0                   0%
John V. Cracchiolo                    0                   0%
Mark N. Thomas                  150,000                4.35%        $1.50     10/4/10         $  141,000     $  724,500
                                200,000                 5.8%        $2.18     5/24/10         $  274,000     $1,406,000
Nancy Nelson                    100,000                 2.9%        $2.18     5/24/10         $  137,000     $  703,000
Patrick Ahearn                   75,000                2.18%        $2.18     5/24/10         $  102,750     $  527,250
Michael Wilstead                 25,000                 .73%        $1.00     12/14/10        $   15,750     $   80,750
                                100,000                 2.9%        $2.18     5/24/10         $  137,000     $  703,000
- ------------------------------------------------------------------------------------------------------------------------

     (1) Each option set forth in the table above has a maximum term of ten years, subject to earlier termination upon the executive officer's termination of service with QuadraMed. Twenty-five percent of each option vests on the one year anniversary of the date of grant and the balance vests in equal monthly installments over the next three years of service thereafter. Each option will become immediately exercisable in full upon an acquisition of QuadraMed by merger or asset sale unless the options are assumed by the successor corporation.

     (2) The exercise price is equal to the fair market value of the Common Stock on the date of grant.

     (3) There can be no assurance provided to any executive officer or any other holder of QuadraMed's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% compounded annual rates or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the Named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES


         The following table sets forth certain information with respect to the Named Executive Officers concerning option exercises during the 2000 fiscal year as well as the number of shares of QuadraMed's Common Stock subject to exercisable and unexercisable stock options which the Named Executive Officers held at the end of the 2000 fiscal year. No stock appreciation rights were exercised during the 2000 fiscal year.


                                                         NUMBER OF SECURITIES UNDERLYING
                                                          UNEXERCISED OPTIONS AT FISCAL           VALUE OF UNEXERCISED
                                                                      -----------------           IN-THE-MONEY OPTIONS
                                                                   YEAR-END(#)                  AT FISCAL YEAR END($)(1)
                                                                   -----------                  ------------------------
                          SHARES
                          ACQUIRED
                          ON           VALUE
NAME                      EXERCISE(#)  REALIZED (2)     EXERCISABLE    /  UNEXERCISABLE     EXERCISABLE   /  UNEXERCISABLE
- ----                      -----------  ------------     -----------       -------------     -----------      -------------

Lawrence P. English
James D. Durham(3)          300,000      $2,416,000        405,000     /        0               -        /         0
John V. Cracchiolo(4)       150,000      $1,208,000              0     /        0               -        /         0
Mark N. Thomas                                                   0     /     350,000            -        /         0
Nancy Nelson                                               264,510     /        0               -        /         0
Patrick Ahearn                                             232,334     /        0               -        /         0
Michael Wilstead                                            59,687     /     195,313            -        /         0


- ---------------

(1) Calculated by multiplying the number of underlying shares of Common Stock by the difference between the fair market value of the Common Stock as of December 31, 2000 and the exercise price of the option.

(2) Calculated by multiplying the number of shares acquired on exercise by the difference between the fair market value of the shares on the date of exercise and the exercise price.

(3) On January 3, 2000, Mr. Durham exchanged 300,000 QuadraMed stock options for $2,416,000. The $2,416,000 amount was calculated using the Black-Scholes option pricing model utilizing the January 3, 2000 closing price for QuadraMed stock of $9.6875. In lieu of receiving the $2,416,000 immediately, Mr. Durham agreed to have $1,208,000 of the proceeds deferred. The second $1,208,000 was immediately converted to 124,696 shares of QuadraMed Common Stock.

(4) On January 3, 2000, Mr. Cracchiolo exchanged 150,000 QuadraMed stock options for the sum of $1,208,000. In lieu of receiving the $1,208,000 immediately, Mr. Cracchiolo agreed to have $604,000 of his proceeds deferred and the second $604,000 converted to 62,348 shares of QuadraMed Common Stock, which was calculated using the Black-Scholes pricing model and the January 3, 2000 closing price of $9.6875.

EMPLOYMENT AND OTHER AGREEMENTS

LAWRENCE P. ENGLISH AND MARK N. THOMAS EMPLOYMENT AGREEMENTS

         QuadraMed entered into letter agreements with Lawrence P. English and Mark N. Thomas on June 12, 2000 and May 12, 2000, respectively. The letter agreements provide for terms of two years, in each case with a provision for automatic one year extensions, unless either the executive or QuadraMed notifies the other that such party does not wish to extend the agreement. Mr. English and Mr. Thomas are currently paid salaries of $400,000 and $250,000, respectively, and may be paid such higher amounts as may from time to time be determined by QuadraMed. In addition, Mr. English and Mr. Thomas were guaranteed bonuses of $100,000 each and subsequent bonuses will be established by the Board in its sole discretion. The agreements confirmed a grant of stock options to Mr. English and Mr. Thomas to purchase 1,000,000 and 250,000 shares of Common Stock, respectively. In addition, Mr. English will be paid additional compensation in an amount equal to the net increase in his state income tax resulting solely from his becoming a California resident, and Mr. Thomas was reimbursed $22,987, representing unvested 401(k) funds with his prior employer.

         The agreements provide that, in the event of death, the executive's estate will be paid any unpaid compensation for services rendered through the date of death. In addition, Mr. Thomas will receive a special termination payment equal to 30 days base salary. If either executive is disabled, he will be paid any unpaid compensation for services rendered through the date of disability, together with any income continuation payments provided under any policies or programs funded by QuadraMed on his behalf. In addition, Mr. Thomas will receive the severance benefits payable in the event of an Involuntary Termination of employment other than a Termination for Cause (as those terms are defined in the letter agreement). If terminated by reason of an Involuntary Termination other than a Termination for Cause, Mr. English and Mr. Thomas will each receive in one lump sum an aggregate amount equal to two times and one times their then current base salaries, respectively. At their option, the executives may receive the severance payment in monthly installments over a one-year period following the date of Involuntary Termination. In addition, if Mr. Thomas is terminated by reason of Involuntary Termination (other than a Termination for Cause), he will receive a lump sum payment equal to his annual bonus of 40% of base compensation and will be provided life, health and disability participation, benefits and other coverages for a period of 12 months after his disability or Involuntary Termination. If Mr. English voluntarily resigns or is terminated by reason of Involuntary Termination during the one-year period ending June 12, 2001, QuadraMed will make the lease payments for an apartment inhabited by Mr. English through June 12, 2001. If either executive is terminated involuntary, all options granted under the 1996 Plan will automatically accelerate and vest and all Mr. English' and Mr. Thomas' vested options will remain exercisable for the full term of the option and for a period of three years following the involuntary termination, respectively.

         In the event of a change in control (as defined in the agreements), Mr. English will have the option, to voluntarily terminate his employment (the "Termination Election"). Effective upon such Termination Election, one-half of any of his options, which are unvested at the time of such Termination Election, will accelerate and vest in full upon such Change in Control and together with Mr. English's other vested options, will remain exercisable and outstanding for the full term of the option. In the event that Mr. English makes the Termination Election, he will have no right to receive any severance payments pursuant to his letter agreement. Acceleration of Mr. English's options is contingent on his continued employment for a minimum of 60 days after such Change in Control.

         To the extent any acquiring company in a Change in Control transaction does not assume or otherwise continue in force Mr. Thomas's outstanding options, those options will automatically accelerate and vest so that each such option, immediately prior to the Change in Control, becomes fully exercisable; such options will terminate immediately after the Change in Control. With respect to any options that are to be assumed or otherwise continued in effect after a Change in Control, and any restricted or unvested shares of Common Stock held by Mr. Thomas or Mr. English at the time of the Change in Control, any such options will accelerate and vest at the time of the Change in Control so that each option will become fully exercisable immediately prior to the Change in Control transaction and any restricted or unvested shares of Common Stock will immediately vest at that time and QuadraMed's repurchase rights with respect to those shares will terminate.

MICHAEL WILSTEAD, PATRICK AHEARN AND NANCY NELSON EMPLOYMENT AGREEMENTS

         On April 1, 1999, QuadraMed entered into letter agreements with Patrick Ahearn, Executive Vice President, Michael Wilstead, Executive Vice President, and Nancy Nelson, Executive Vice President. Pursuant to the letter agreements, Mr. Ahearn's base salary was set at $208,000 for the 2000 calendar year, Ms. Nelson was to receive a base salary of $206,000, increased to $245,000 in January 2000, and Mr. Wilstead was to receive a base salary at the annual rate of $200,000 for calendar year 1999, increased to $235,000 in April 2000. Each executive is eligible for such annual cash bonuses as the Board in its discretion may award. The letter agreements also provide that if the executive is terminated by reason of disability or an Involuntary Termination other than a Termination for Cause (as those terms are defined in the letter agreement), each executive will receive an aggregate amount equal to his or her then current annual rate of base salary and will also continue to receive for a period of 12 months his or her life, health and disability and other benefits. In addition, upon a Change in Control or an Involuntary Termination other than a Termination for Cause as was defined in the Letter Agreement, outstanding options and all restricted or unvested Common Stock will vest immediately and remain exercisable for a period of three years thereafter. The term of the agreement is two years from the effective date and will be extended automatically on each succeeding anniversary of the effective date of the agreement for an additional one year period unless, not later than three months preceding such anniversary date, QuadraMed shall have given written notice to the executive that it will not extend the term of the letter agreement.

JOHN V. CRACCHIOLO SEPARATION AGREEMENT

         On April 1, 1999, QuadraMed entered into a letter agreement with John V. Cracchiolo pursuant to which Mr. Cracchiolo served as the President and Chief Operating Officer of QuadraMed. QuadraMed entered into a Separation Agreement, dated June 12, 2000, with John V. Cracchiolo, pursuant to which Mr. Cracchiolo's employment with QuadraMed as its President and Chief Operating Officer terminated effective June 30, 2000 and he also resigned as a director and/or officer of all subsidiaries and affiliates of QuadraMed and as a trustee of QuadraMed's pension plans. QuadraMed and Mr. Cracchiolo agreed that Mr. Cracchiolo would provide consulting services to QuadraMed at the rate of $150 per hour as requested from time to time through and including October 31, 2000.

         Pursuant to the Separation Agreement, QuadraMed is obligated to make the following payments and provide the following benefits to Mr.
Cracchiolo: (a) As payment in full of its obligations under Mr. Cracchiolo's employment agreement to pay severance benefits upon an Involuntary Termination (as defined in the employment agreement), a lump sum severance benefit of $687,500 and continuation for a minimum period of 12 months of all life, health and disability plan participation, benefit plans and other coverages to which Mr. Cracchiolo and his dependents are entitled; (b) All restrictions and repurchase rights on 60,000 restricted shares of Common Stock of QuadraMed granted to Mr. Cracchiolo in October, 1998, shall be deemed to have lapsed; (c) Accelerated vesting of 68,235 options granted to Mr. Cracchiolo, for a total of 270,000 fully vested options, which options will remain exercisable for the full term of the applicable option agreement; (d) Continuation of indemnification of Mr. Cracchiolo and coverage under QuadraMed's Directors' and Officers' Insurance, until December 31, 2007 with respect to acts occurring prior to termination of his employment; (e) vest in full immediately Mr. Cracchiolo's interest in the QuadraMed Corporation Stock Exchange Deferred Compensation Plan; (f) Mr. Cracchiolo agreed to forfeit all rights to payment of any kind under QuadraMed's Supplemental Executive Retirement Plan and that his termination of employment would not be treated as an Involuntary Termination under that Plan; (g) Mr. Cracchiolo is entitled to reimbursement for all customary, ordinary and necessary business expenses incurred in connection with his consulting duties; (h) QuadraMed will continue to pay premiums with respect to Mr. Cracchiolo's split-dollar life insurance arrangement and (i) Mr. Cracchiolo will be entitled to gross-up payments relating to excise taxes resulting from payments by QuadraMed to Mr. Cracchiolo. Mr. Cracchiolo agreed that his termination of employment would not be treated as an Involuntary Termination under the Stock Exchange Deferred Compensation Plan and, therefore, amounts due Mr. Cracchiolo pursuant to the Stock Exchange Deferred Compensation Plan are not payable immediately, but will be payable in accordance with the terms thereof.

         As a condition to Mr. Cracchiolo's entitlement to the compensation, payments and benefits provided under the Separation Agreement, Mr. Cracchiolo executed and delivered to QuadraMed an irrevocable general release. QuadraMed also executed and delivered a general release to Mr. Cracchiolo.

JAMES D. DURHAM SEPARATION AGREEMENT

         In January 1999, QuadraMed entered into a letter agreement with Mr. Durham pursuant to which Mr. Durham served as QuadraMed's Chief Executive Officer. QuadraMed entered into a Separation Agreement, dated June 12, 2000, with James D. Durham, pursuant to which Mr. Durham's employment with QuadraMed as its Chief Executive Officer terminated effective June 12, 2000. Mr. Durham also resigned as a director and/or officer of all subsidiaries and affiliates of QuadraMed (except ChartOne). QuadraMed and Mr. Durham agreed that Mr. Durham would continue as a part-time employee of QuadraMed and as Chairman of the Board. Mr. Durham resigned as Chairman on December 31, 2000.

         Pursuant to the Separation Agreement, QuadraMed is obligated to make the following payments and provide the following benefits to Mr.
Durham: (a) payment in full of its obligations under Mr. Durham's employment agreement to pay severance benefits upon an Involuntary Termination (as defined in the employment agreement), a lump sum severance benefit of $2,316,000 was paid to Trigon Resources Corporation, which is owned by Mr. Durham and his children. Mr. Durham also received continuation for a minimum period of 24 months of all life, health and disability plan participation, benefit plans and other coverages to which Mr. Durham and his dependents are entitled; (b) In consideration for Mr. Durham's continued services as Chairman and a part-time employee, salary at an annual rate of $250,000 through January 1, 2001 and thereafter through December 31, 2003 at a rate of $2,000 per month; (c) All restrictions and repurchase rights on 112,000 restricted shares of Common Stock granted to Mr. Durham in October, 1998, were deemed to have lapsed; (d) Accelerated vesting of 105,208 options granted to Mr. Durham, for a total of 405,000 fully vested options, which options will remain exercisable for the full term of the applicable option agreement; (e) Continuation of indemnification of Mr. Durham and coverage under QuadraMed's Directors' and Officers' Insurance, until December 31, 2007 with respect to acts occurring prior to termination of his employment and/or Board membership; (f) Mr. Durham's interest in the QuadraMed Corporation Stock Exchange Deferred Compensation Plan and QuadraMed Corporation's Supplemental Executive Retirement Plan will continue to vest during the period of Mr. Durham's continued service as a director. Mr. Durham agreed that the changes effected by the Separation Agreement would not be treated as an involuntary termination under these Plans. QuadraMed made premium payments of approximately $500,000 with respect to life insurance policies designed to fund payments under the Stock Exchange Deferred Compensation Plan in each of the third and fourth fiscal quarters of 2000; (g) Mr. Durham was reimbursed for all customary, ordinary and necessary business expenses through December 31, 2000; (h) QuadraMed will continue to pay premiums with respect to Mr. Durham's split-dollar life insurance arrangement and will continue Mr. Durham's group life insurance policy in the amount of $1,000,000 during the time Mr. Durham is serving as an employee or director of QuadraMed and (i) Mr. Durham is entitled to gross-up payments relating to excise taxes resulting from payments by QuadraMed to Mr. Durham.

         As a condition to Mr. Durham's entitlement to the compensation, payments and benefits provided under the Separation Agreement, Mr. Durham executed and delivered to QuadraMed an irrevocable general release. QuadraMed also executed and delivered a general release to Mr. Durham.

CHANGE IN CONTROL ARRANGEMENTS

         In connection with an acquisition of QuadraMed by merger or asset sale, each outstanding option held by the Chief Executive Officer and the other executive officers under QuadraMed's 1994 Stock Plan (the predecessor equity incentive program to the 1996 Plan) or the 1996 Plan will automatically accelerate in full, except to the extent such options are to be assumed by the successor corporation. In addition, the Compensation Committee as Plan Administrator of the 1996 Plan will have the authority to provide for the accelerated vesting of the shares of Common Stock subject to outstanding options held by the Chief Executive Officer or any other executive officer or any unvested shares of Common Stock subject to direct issuances held by such individual, in connection with the termination of the officer's employment following: (1) a merger or asset sale in which these options are assumed or are assigned or (2) certain hostile changes in control of QuadraMed.

DEFERRED COMPENSATION PLAN

         Effective January 1, 2000, QuadraMed adopted a deferred compensation plan (the "DCP") to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors who contribute materially to QuadraMed's continued growth, development and future business success. The DCP is unfunded for tax purposes and for purposes of Title I of ERISA. A committee of the Board is responsible, in its sole discretion, to select the employees and directors to participate in the DCP.

         Under the DCP, a participant may elect to defer for each plan year a minimum amount of $2,000 of his or her base annual salary and a minimum amount of $2,000 of his or her annual bonus, and a maximum amount of 90% (less applicable withholding) of his or her base annual salary, a maximum amount of 90% (less applicable withholding) of his or her annual bonus, and 100% of his or her director's fees. QuadraMed may, in its sole discretion, credit any amount it desires to any participant's company contribution account. QuadraMed is required to contribute a matching amount equal to 50% of a participant's annual deferral amount, up to 2% of such participant's total annual compensation for each plan year, to the participant's company contribution account. The amount contributed by a participant is 100% vested at all times. The amount contributed by QuadraMed is vested in relation to each participant's years of service after January 1, 2000 as follows: (1) 0% if less than one year; (2) 25% for one year; (3) 50% for two years; (4) 75% for three years; and (5) 100% for four years or more. In the event of a change in control or involuntary termination of employment, other than a termination of employment for cause, a participant's company contribution account immediately becomes 100% vested.

STOCK EXCHANGE DEFERRED COMPENSATION PLAN

         Effective January 3, 2000, QuadraMed adopted a Stock Exchange Deferred Compensation Plan (the "SEDCP") to provide specified benefits to, and help retain, a select group of management and highly compensated employees who contribute materially to QuadraMed's continued growth, development and future business success. The SEDCP is unfunded for tax purposes and for purposes of Title I of ERISA. A committee of the board of directors is responsible, in its sole discretion, to select the employees to participate in the SEDCP.

         Under the SEDCP, QuadraMed is required to credit an amount to a participant's account under the SEDCP as of the date specified in the participant's Exchange Agreement. One-half of the amount so credited must be credited to the participant's company stock account and the other half must be credited to the participant's other investments account. A participant is vested in his or her SEDCP account in relation to each participant's years of service after January 3, 2000 as follows: (1) 0% if less than three years and (2) 100% if three years or more. In the event of a change in control, a participant's death, disability, retirement or involuntary termination of employment, other than a termination of employment for cause, a participant's SEDCP account immediately becomes 100% vested.

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

         Under the SERP, participants receive a 20-year installment benefit, payable monthly and commencing at age 60, equal to the product of
0.05 multiplied by such participant's highest annual compensation multiplied by his or her years of service (not to exceed 13) multiplied by 1/12. A participant is vested in his or her SERP benefit in relation to such participant's years of participation in the plan on the date of termination of employment, as follows: (1) 0% if less than seven years and
(2) 100% if seven years or more. In the event of a change in control, a participant's death, disability, retirement or involuntary termination of employment, other than a termination of employment for cause, a participant becomes immediately vested in his or her SERP benefit. In the event of an involuntary termination, other than for cause, a participant is entitled to a lump sum amount, rather than the installment payments described above, equal to the actuarial equivalent of a 20-year monthly installment payment equal to the product of 0.65 multiplied by the participant's highest annual compensation multiplied by 1/12.

         The following table shows the estimated annual payments payable at normal retirement to a SERP participant. The benefits shown in the table are not subject to offset for Social Security or other benefits.

                             PENSION PLAN TABLE
                      ANNUAL BENEFITS UPON RETIREMENT
                      WITH YEARS OF SERVICE INDICATED

HIGHEST ANNUAL COMPENSATION    5 YEARS          10 YEARS          15 YEARS
- ---------------------------    -------          --------          --------
$500,000...................    $125,000         $250,000          $325,000
$600,000...................    $150,000         $300,000          $390,000
$700,000...................    $175,000         $350,000          $455,000
$800,000...................    $200,000         $400,000          $520,000
$900,000...................    $225,000         $450,000          $585,000

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

         As of December 31, 2000, the "years of service" for Mr. Durham were approximately 7 years. Under Mr. Durham's Separation Agreement, his interest in the SERP will continue to vest in accordance with the terms of the SERP during the period he continues to serve as a director of QuadraMed. Mr. Durham agreed that his Separation Agreement did not constitute an Involuntary Termination as defined in the SERP. However, any failure by the stockholders to elect Mr. Durham as a director will immediately vest his benefits under the SERP, but will not accelerate the payment of such benefits. No executive officers of QuadraMed other than Mr. Durham were participants in the SERP as of December 31, 2000.

GRANTOR TRUST AGREEMENT

         Effective January 1, 2000, QuadraMed entered into a Grantor Trust Agreement with Wachovia Bank, N.A. pursuant to which QuadraMed agreed to make contributions to a trust established pursuant to the agreement to satisfy QuadraMed's obligations under the DCP, the SEDCP and the SERP. Under the terms of the agreement, upon a threatened change in control QuadraMed is required to make contributions to the trust in an amount equal to not less than 100%, but not more than 120%, of the amount necessary to pay the participants in such plans the benefits they would be entitled to under the terms of such plans on the date the threatened change in control occurs. In the event a change in control does not occur within six months of the threatened change in control, QuadraMed has the right to recover such funds. Upon a change in control, QuadraMed is obligated to make an irrevocable contribution to the trust in an amount equal to not less than 100%, but not more than 120%, of the amount necessary to pay the participants in such plans the benefits they would be entitled to under the terms of such plans on the date the change in control occurs. QuadraMed is also obligated to fund a $125,000 expense reserve for the trustee upon a threatened change in control or a change in control. A "threatened change in control" is defined to include any pending offer for QuadraMed's outstanding shares of Common Stock, any pending offer to acquire QuadraMed by merger, or any pending action or plan to effect a change in control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         From January 1, 2000 to October 4, 2000, QuadraMed's Compensation Committee consisted of E. A. Roskovensky and Albert L. Greene. At the October 4, 2000 Board meeting, Messrs. Roskovensky and Green resigned and Cornelius T. Ryan and Michael J. King were elected in their place. No member of the Compensation Committee was at any time during the 2000 fiscal year or at any other time an officer or employee of QuadraMed.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         It is the duty of the Compensation Committee to review and determine the salaries and bonuses of executive officers of QuadraMed, including the Chief Executive Officer, and to establish the general compensation policies for such individuals. The Compensation Committee also has the sole and exclusive authority to make discretionary option grants to QuadraMed's executive officers under QuadraMed's 1996 Plan.

         The Compensation Committee believes that the compensation programs for QuadraMed's executive officers should reflect QuadraMed's performance and the value created for QuadraMed's stockholders. In addition, the compensation programs should support the short-term and long-term strategic goals and values of QuadraMed and should reward individual contribution to QuadraMed's success. QuadraMed is engaged in a very competitive industry, and QuadraMed's success depends in part upon its ability to attract and retain qualified executives with competitive compensation packages.

         General Compensation Policy. The Compensation Committee's policy is to provide QuadraMed's executive officers with compensation opportunities that (i) are tied to personal performance and contribution to QuadraMed's financial performance and (ii) are competitive enough to attract and retain highly skilled individuals. Each executive officer's compensation package is comprised of three elements: (1) base salary, (2) variable incentive awards and (3) long-term, equity-based incentive awards.

         The Compensation Committee has retained the services of an independent compensation consulting firm to provide advice on executive compensation matters, including the base salary and incentive compensation levels for executive officers. Specifically, the consulting firm furnished the Committee with compensation surveys and data for purposes of comparing QuadraMed's executive compensation levels with those at companies within and outside the industry with which QuadraMed competes for executive talent and provided the Committee with specific recommendations for maintaining QuadraMed's executive compensation at a level competitive with the marketplace.

         Factors. The principal factors that were taken into account in establishing each executive officer's compensation package for the 2000 fiscal year are described below. Tthe Compensation Committee, however, may, in its discretion, apply entirely different factors, such as different measures of financial performance, for future fiscal years.

         Chief Executive Officer Compensation. In setting the base salary level payable for the 2000 fiscal year to QuadraMed's former Chief Executive Officer, James D. Durham, the Compensation Committee reviewed a detailed performance evaluation compiled for Mr. Durham. The performance evaluation took into consideration Mr. Durham's qualifications, the level of experience brought to his position and gained while in the position, QuadraMed goals for which Mr. Durham had responsibility, specific accomplishments to date, and the importance of Mr. Durham's individual contributions to the achievement of QuadraMed's goals and objectives set for the prior fiscal year. In addition, the Compensation Committee sought to provide him with a level of base salary which it believed, on the basis of its understanding of the salary levels in effect for other chief executive officers at similar-sized companies in the industry, to be competitive with those base salary levels.

         Effective June 12, 2000, Lawrence P. English became Chief Executive Officer and effective December 31, 2000, he was elected as the Chairman of the Board. The Compensation Committee believes the total compensation arrangement for Mr. English is competitive with that provided by comparable companies and is commensurate with the responsibilities of his office as Chief Executive Officer of QuadraMed.

         Other Executive Officer Compensation. In setting base salaries for executive officers other than the Chief Executive Officer, the Compensation Committee reviewed the compensation data and surveys provided by the independent consultant for comparative compensation purposes. A peer group of companies was identified for such comparative purposes. In selecting the peer group companies, the Compensation Committee focused primarily on whether those companies were actually competitive with QuadraMed in seeking executive talent, whether those companies had a management style and corporate culture similar to QuadraMed's and whether similar positions existed within their corporate structure.

         The base salary for each executive officer other than the Chief Executive Officer reflects the salary levels for comparable positions at the peer group companies as well as the individual's personal performance and internal alignment considerations. The relative weight given to each factor varies with each individual in the sole discretion of the Compensation Committee. Each executive officer's base salary is adjusted each year on the basis of (1) the Compensation Committee's evaluation of the officer's personal performance for the year and (2) the competitive marketplace for persons in comparable positions.

         Variable Incentive Awards. To reinforce the attainment of Company goals, the Committee believes that a substantial portion of the annual compensation of each executive officer should be in the form of variable incentive pay. The annual incentive pool for executive officers is determined on the basis of QuadraMed's achievement of the financial performance targets established at the beginning of the fiscal year and the executive's individual contribution.

         Long-Term, Equity-Based Incentive Awards. The goal of QuadraMed's long-term equity-based incentive awards is to align the interests of executive officers with stockholders and to provide each executive officer with a significant incentive to manage QuadraMed from the perspective of an owner with an equity stake in the business. The Committee determines the size of long-term, equity-based incentives according to each executive's position within QuadraMed and sets the incentives at a level it considers appropriate to create a meaningful opportunity for stock ownership. In addition, the Committee takes into account an individual's recent performance, his or her potential for future responsibility and promotion, and comparable awards made to individuals in similar positions with comparable companies. The relative weight given to each of these factors varies among individuals at the Committee's discretion.

         Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers, to the extent that compensation exceeds $1 million per covered officer in any fiscal year. The limitation applies only to compensation which is not considered to be performance-based. Non-performance based compensation paid to QuadraMed's executive officers for the 2000 fiscal year did not exceed the $1 million limit per officer. Because it is unlikely that the cash compensation payable to any of QuadraMed's executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any action to limit or restructure the elements of cash compensation payable to QuadraMed's executive officers. The Compensation Committee will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1 million level. The Board of Directors did not modify any action or recommendation made by the Compensation Committee with respect to executive compensation for the 2000 fiscal year. It is the opinion of the Compensation Committee that the executive compensation policies and plans provide the necessary total remuneration program to properly align QuadraMed's performance and the interests of QuadraMed's stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long-term.

         Submitted by the Compensation Committee of QuadraMed's Board of
Directors




                                                        Cornelius T. Ryan

                                                        F. Scott Gross



PERFORMANCE GRAPH


         The following chart, which was produced by Research Data Group, depicts QuadraMed's performance for the period beginning on October 10, 1996 (QuadraMed's initial public offering date) and ending December 31, 2000, as measured by total stockholder return on the Common Stock compared with the total return of the NASDAQ Stock Market (U.S.) Index and the NASDAQ Computer and Data Processing Index. Upon request, QuadraMed will furnish stockholders a list of the component companies of such indexes.




              COMPARISON OF 38 MONTH CUMULATIVE TOTAL RETURN*
               AMONG QUADRAMED CORPORATION, THE NASDAQ STOCK
               MARKET (U.S.) INDEX AND THE NASDAQ COMPUTER &
                           DATA PROCESSING INDEX


                             10/10/96      12/31/96      12/31/97      12/31/98     12/31/99    12/31/00

QuadraMed Corporation        100            94.85        226.80         169.07        71.91        6.71

Nasdaq Stock Market          100           104.12        127.50         179.83       334.20      201.08

Nasdaq Computer of
  Data Processing            100           103.07        126.61         225.92       496.40      229.59



         Notwithstanding anything to the contrary set forth in any of QuadraMed's previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings made by QuadraMed under those statutes, the preceding Report of the Compensation Committee of the Board of Directors on Executive Compensation and QuadraMed's Stock Performance Graph will not be incorporated by reference into any of those prior filings, nor will such report or graph be incorporated by reference into any future filings made by QuadraMed under those statutes.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of QuadraMed's Common Stock as of March 6, 2001 by (1) each person (or group of affiliated persons) known by QuadraMed to be the beneficial owner of more than 5% of the outstanding shares of Common Stock,
(2) each director of QuadraMed, (3) each Named Executive Officer of QuadraMed and (4) all current executive officers and directors of QuadraMed as a group.


                                                               SHARES OF COMMON
                                                               STOCK
                                                               STOCK BENEFICIALLY
                                                               OWNED (1)
NAME OF BENEFICIAL OWNERS                                      NUMBER                 PERCENT
- -------------------------                                      ------                 -------
Nitin T. Mehta(2)...........................................     1,326,362               5.15%
     58 Greenoaks Drive
     Atherton, California 94027
Lawrence P. English(3)......................................     1,100,000               4.27%
James D. Durham(4)..........................................     1,368,465               5.31%
Albert L. Greene(5).........................................        22,000                 *
F. Scott Gross(6)...........................................        15,500                 *
Michael J. King(7)..........................................       163,322                  *
E.A. Roskovensky(8).........................................        16,900                 *
Cornelius T. Ryan(9)........................................        32,000                 *
John V. Cracchiolo(10)......................................        62,348                 *
Mark N. Thomas(11)..........................................       350,000               1.36%
Nancy Nelson(12)............................................       274,518               1.07%
Patrick Ahearn(13)..........................................       232,334                  *
Michael Wilstead(14)........................................       257,500               1.00%
All named and current executive officers and directors
(12 persons)(15)............................................     3,825,687              17.06%

- ---------------
  *  Less than 1%

(1) Percentage ownership is based on 25,754,696 shares of Common Stock outstanding on March 29, 2001. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2) Represents shares beneficially owned by Nitin T. Mehta based on information contained in a Schedule 13G filed on June 15, 1998.
(3) Includes a grant of non-qualified stock options to purchase 1,000,000 shares of Common Stock at an exercise price of $2.50 per share granted to Mr. English on June 12, 2000. None of the options are exercisable within 60 days of March 29, 2001.
(4) Includes 23,295 shares of Common Stock owned by Trigon Resources Corporation ("Trigon"), a corporation owned by Mr. Durham and his two children, and 134,574 shares of Common Stock issuable upon exercise of a warrant held by Trigon. Also includes 405,000 shares issuable upon exercise of fully vested options, and 112,000 shares of Common
     Stock granted to Mr. Durham in October 1998. Also includes 123,944 shares of Common Stock owned by Mr. Durham's wife, Sandra J. Durham, as to which Mr. Durham disclaims any beneficial ownership. Also includes 89,356 shares purchased by Mr. and Mrs. Durham and 124,696 shares received in a stock exchange plan in January 2000. Mr. Durham was Chairman of the Board of Directors until his resignation effective December 31, 2000 and was Chief Executive Officer of
     QuadraMed until his resignation effective June 12, 2000. See
     "Employment and Other Agreements; Change in Control Arrangements" for a description of Mr. Durham's Separation Agreement.
(5)  Includes 22,000 shares of Common Stock issuable upon exercise of options.
(6)  Includes 15,500 shares of Common Stock issuable upon exercise of options.
(7)  Includes 163,322 shares of Common  Stock issuable upon exercise of options.
(8)  Includes 14,000 shares of Common Stock issuable upon exercise of options.
(9)  Includes 32,000 shares of Common Stock issuable upon exercise of options.
(10) Includes 60,000 shares of Common Stock granted to Mr. Cracchiolo in
     October 1998. Mr. Cracchiolo resigned as President and Chief
     Operating Officer of QuadraMed effective June 30, 2000. See
     "Employment and Other Agreements; Change in Control Arrangements" for a description of Mr. Cracchiolo's Separation Agreement.
(11) Includes a grant to Mr. Thomas on June 9, 2000 of non-qualified stock options to purchase 200,000 shares at an exercise price of $2.188 per share and a grant on October 4, 2000 of non-qualified stock options to purchase of 150,000 shares at an exercise price of $1.50 per share. None of the options are exercisable within 60 days of March
     29, 2001.
(12) Includes 274,510 shares of Common Stock issuable upon exercise of options.
(13) Includes 232,334 shares of Common Stock issuable upon exercise of options.
(14) Includes 255,000 shares of Common Stock issuable upon exercise of options.
(15) See notes 1 through (9), (11) and (14) above. Also included are
     200,000 non-qualified stock options granted to Michael H. Lanza, Executive Vice President and Corporate Secretary; 200,000 non-qualified stock options granted to Peter van der Grinten, President-Enterprise Division; and 100,000 non-qualified stock options granted to Dean Souleles, Chief Technology Officer.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Michael King, a director of QuadraMed, is the Chief Executive Officer of Healthscribe, Inc., a provider of transcription services. During 2000, QuadraMed paid a total of $916,662.07 to Healthscribe, Inc. for transcription services. Most contracts for these services had been established before Mr. King became Chief Executive Officer of Healthscribe, Inc.

         Pursuant to the terms of an Asset Contribution Agreement dated May 3, 2000, QuadraMed created a wholly owned subsidiary, ChartOne, and transferred and assigned to it the assets and liabilities of its ROI business. On June 7, 2000, ChartOne completed the sale of 2,520,000 shares of its Series A Preferred Stock to Warburg Pincus and Prudential Securities for an aggregate cash purchase of $25.2 million, pursuant to the terms of a Securities Purchase Agreement. In addition, on June 7, 2000, ChartOne completed the sale of 151,000 shares of its common stock to James D. Durham, the then-Chairman of QuadraMed, and 30,000 shares of its common stock to James D. Durham and Sandra J. Durham, jointly, at a purchase price equal to the independently appraised value of $2.36 per share, pursuant to the terms of a Management Subscription Agreement. The aggregate purchase price of $427,160 was paid $18,100 in cash and by the delivery of a note in the amount of $341,260 issued by James D. Durham (the "Durham Note") and a note in the amount of $67,800 issued by James D. Durham and Sandra J. Durham (the "Joint Note"). The Durham Note is secured by 151,000 shares of ChartOne common stock and 93,436 shares of QuadraMed Common Stock. The Joint Note is secured by 30,000 shares of ChartOne common stock and 18,564 shares of QuadraMed Common Stock. On October 19, 2000, QuadraMed sold its remaining interest in ChartOne for approximately $26.6 million in cash to Warburg Pincus and Prudential Securities pursuant to the terms of a second Securities Purchase Agreement.

                                  PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Annual Report on Form 10-K.

         1.   Financial Statements.

              The consolidated financial statements contained herein are as listed on the Exhibit Index on page 42.

         2.   Financial Statement Schedule.

              Reference is made to Schedule II - Valuation and Qualifying Accounts following the signature pages hereto.

         3. Exhibits. Reference is made to Item 14(c) of this Annual Report on Form 10-K.

(b) Reports on Form 8-K. QuadraMed filed the following reports on Form 8-K during the last quarter of the fiscal year covered by this Annual Report on Form 10-K:

         1. Current Report on Form 8-K dated November 6, 2000, filed on November 6, 2000, for the purpose of reporting, under Item 5, QuadraMed's sale of interest in ChartOne, Inc., to Warburg, Pincus Equity Partners, L.P. and its affiliates, pursuant to the terms of a Securities Purchase Agreement ("Securities Purchase Agreement"), dated as of September 28, 2000, by and among QuadraMed and QuadraMed Operating Corporation, as sellers, and the investors named therein, and under Item 7, exhibit 2.1, Securities Purchase Agreement.

         2. Current Report on Form 8-K dated December 21, 2000, filed on December 21, 2000, for the purpose of reporting, under Item 5, election of Lawrence P. English, as QuadraMed's Chief Executive Officer effective December 31, 2000.

(c)  Exhibits:

         The exhibits listed on the accompanying Exhibits Index are filed as part of this Annual Report.



                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Quadramed corporation

Date:  March 31, 2001

                                      By:  /s/ Lawrence P. English
                                           -----------------------------------
                                          Lawrence P. English
                                          Chairman of the Board
                                          Chief Executive Officer


                             POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Lawrence P. English and Mark N. Thomas, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date indicated:


Signatures                                    Title                             Date



/s/ Lawrence P. English                       Chairman of the Board and     March 31, 2001
- ------------------------------------          Chief Executive Officer
Lawrence P. English                           (Principal Executive
                                              Officer)
                                              Chief Financial Officer
/s/ Mark N. Thomas                            (Principal Financial and      March 31, 2001
- -------------------------------------         Accounting Officer)
Mark N. Thomas


/s/ James D. Durham                           Director                      March 31, 2001
- ------------------------------------
James D. Durham


/s/ Albert L. Greene                          Director                      March 31, 2001
- ------------------------------------
Albert L. Greene


/s/ F. Scott Gross                            Director                      March 31, 2001
- ------------------------------------
F. Scott Gross


/s/ Michael J. King                           Director                      March 31, 2001
- ------------------------------------
Michael J. King


/s/ E. A. Roskovensky                         Director                      March 31, 2001
- -------------------------------------
E. A. Roskovensky


/s/ Cornelius T. Ryan                         Director                      March 31, 2001
- -------------------------------------
Cornelius T. Ryan



                               EXHIBIT INDEX

2.1 Securities Purchase Agreement dated September 28, 2000, by and between QuadraMed Corporation, QuadraMed Operating Corporation, and investors whose names and addresses are set forth on Schedule I thereto. (13)

2.1 Securities Purchase Agreement dated as of May 5, 2000 by and among QuadraMed Corporation, QuadraMed Operating Corporation, Certain Investors and ChartOne, Inc. (9)

3.4   Amended and Restated Bylaws of QuadraMed. (1)

3.5   Third Amended and Restated Certificate of Incorporation of QuadraMed.
      (5)

4.1   Reference is made to Exhibits 3.4 and 3.5. (1) (5)

4.2   Form of Common Stock certificate. (1)

4.11  Form of Warrant to Purchase Common Stock. (1)

4.12 Registration Rights Agreement dated December 5, 1996, by and between QuadraMed and the investors listed on Schedule A thereto. (2)

4.14 Registration Rights Agreement, dated as of June 5, 1998, by and among QuadraMed Corporation and the stockholders of Pyramid Health Group, Inc. named therein. (3)

4.15 Subordinated Indenture, dated as of May 1, 1998 between QuadraMed and The Bank of New York. (4)

4.16 Officers' Certificate delivered pursuant to Sections 2.3 and 11.5 of the Subordinated Indenture. (4)

4.17 Registration Rights Agreement dated April 27, 1998 by and among QuadraMed and the Initial Purchasers named therein. (4)

4.18  Form of Global Debenture. (4)

4.19  Form of Certificated Debenture. (4)

4.21 Registration Rights Agreement dated December 23, 1998 by and between QuadraMed and the shareholders listed therein. (7)

4.22 Registration Rights Agreement, dated as of March 3, 1999, by and among QuadraMed Corporation and the stockholders of The Compucare Company named therein. (6)

10.1  1996 Stock Incentive Plan of QuadraMed. (l)

10.2  1996 Employee Stock Purchase Plan of QuadraMed. (1)

10.3  Summary Plan Description, QuadraMed Corporation 401(k) Plan.(1)

10.4 Form of Indemnification Agreement between QuadraMed and its directors and executive officers. (1)

10.5  1999 Supplemental Stock Option Plan for QuadraMed. (14)

10.51 Employment Agreement dated January l, 1999 between James D. Durham and QuadraMed. (8)

10.52 Employment Agreement dated April 1, 1999 between Michael Sanderson and QuadraMed. (10)

10.53 Employment Agreement dated April l, 1999 between Michael Wilstead and QuadraMed. (10)

10.54 Employment Agreement dated April 1, 1999 between Nancy Nelson and QuadraMed. (10)

10.56 Employment Agreement dated April 1, 1999 between Patrick Ahearn and QuadraMed. (10)

10.57 Employment Agreement dated April 1, 1999 between Keith Roberts and QuadraMed. (10)

10.59 Employment Agreement dated May 18, 1999 between John V. Cracchiolo and QuadraMed. (10)

10.64 Separation Agreement dated June 12, 2000, between James D. Durham and QuadraMed. (11)

10.65 Separation Agreement dated June 12, 2000 between John V. Cracchiolo and QuadraMed. (11)

10.66 Employment Agreement dated June 12, 2000 between Lawrence P. English and QuadraMed. (11)

10.67 Employment Agreement dated May 12, 2000 between Mark Thomas and QuadraMed. (11)

10.67 Employment Agreement dated August 16, 2000 between Dean Souleles and QuadraMed.

10.68 Employment Agreement dated September 18, 2000 between Michael H. Lanza and QuadraMed. (12)

10.69 Employment Agreement dated January 7, 2001, between Peter van der Grinten and QuadraMed.

23.1  Consent of Pisenti & Brinker, Independent Public Accountants.

24.1  Power of Attorney (set forth in the signature page hereto).

27.1  Financial Data Schedule for the Year Ended 12/31/2000.

27.2  Financial Data Schedule for the Year Ended 12/31/1999.

27.3  Financial Data Schedule for the Year Ended 12/31/1998.

(1) Incorporated herein by reference from the exhibit with the same number to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the Commission on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the Commission on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.

(2) Incorporated herein by reference from the exhibit with the same number to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as filed with the Commission on August 14, 1997, as amended September 4, 1997.

(3) Incorporated by reference from our Current Report on Form 8-K, as filed with the Commission on June 11, 1998.

(4) Incorporated by reference from our Registration Statement on Form S-3, No. 333-55775, as filed with the Commission on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the Commission on June 17, 1998.

(5) Incorporated by reference from the exhibit with the same number to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the Commission on August 14, 1998, as amended on August 24, 1988.

(6) Incorporated herein by reference from our Current Report on Form 8-K/A filed with the Commission on March 22, 1999.

(7) Incorporated herein by reference from our Registration Statement on Form S-3, No. 333-80617, as filed with the Commission on June 14, 1999, as amended by Amendment No. l thereto, as filed with the Commission on August 4, 1999.

(8) Incorporated herein by reference from the exhibit with the same number to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 as filed with the Commission on May 17, 1999.

(9) Incorporated herein by reference from exhibit with the same number to our Current Report on Form 8-K filed with the Commission on June 22, 2000.

(10) Incorporated herein by reference from the exhibit with the same number to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 as filed with the Commission on August 16, 1999.

(11) Incorporated herein by reference from the exhibit with the same number to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 as filed with the Commission on August 14, 2000.

(12) Incorporated herein by reference from the exhibit with the same number to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 as filed with the Commission on November 15, 2000.

(13) Incorporated herein by reference from the exhibit with the same number to our Current Report on Form 8-K filed with the Commission on November 6, 2000.

(14) Incorporated herein by reference from our annual report on Form 10-K, as filed with the Commission on March 30, 2000, as amended by May 1, 2000.



                                               QUADRAMED CORPORATION
                                         VALUATION AND QUALIFYING ACCOUNTS
                                                  (IN THOUSANDS)

                                                            Additions
                                             Balance at    Charged to       Additions
                                            Beginning of    Costs and   Charged to Other                  End of
Description                                     Year        Expenses        Accounts*      Deductions      Year
- -----------                                     ----        --------        ---------      ----------      ----
Year ended December 31, 1998
     Allowance for doubtful accounts......   $   2,834     $   6,089       $     1,902    $  (6,097)    $  4,728
Year ended December 31, 1999
     Allowance for doubtful accounts......   $   4,728     $   3,816       $       -      $  (4,414)    $  4,130
Year ended December 31, 2000
     Allowance for doubtful accounts......   $   4,130     $   1,335       $       -      $  (3,061)    $  2,404

* This includes adjustments recorded in purchase accounting associated with QuadraMed's acquisition of Medicus Systems Corporation in November
   1997.





                     REPORTS OF INDEPENDENT ACCOUNTANTS



                       INDEX TO FINANCIAL STATEMENTS

                           QUADRAMED CORPORATION

                                                                           PAGE
Report of Independent Public Accountants...................................F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999...............F-3
Consolidated Statements of Operations for the years ended December
31, 2000, 1999, and 1998...................................................F-4
Consolidated Statements of Changes in Stockholders' Equity and
    Comprehensive Loss for the years ended December 31, 2000,
1999, and 1998.............................................................F-5
Consolidated Statements of Cash Flows for the years ended December
31, 2000 and 1999..........................................................F-6
Notes to Consolidated Financial Statements.................................F-7

                                    F-1


              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of QuadraMed Corporation:

     We have audited the accompanying consolidated balance sheet of QuadraMed Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss and cash flows for the year then ended. These consolidated financial statements and the schedule referred to below are the responsibility of QuadraMed's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements of QuadraMed Corporation for the years ended December 31, 1998 and 1999 were audited by other auditors whose report dated February 24, 2000, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of QuadraMed Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

     /s/ Pisenti & Brinker LLP
     ------------------------------------
         PISENTI & BRINKER LLP
         Petaluma, California
         March 6, 2001




                        QUADRAMED CORPORATION
                     CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          DECEMBER 31,
                                                     ---------------------
                                ASSETS                 2000        1999
                                                     ---------   ---------
CURRENT ASSETS:
  Cash and cash equivalents                         $  27,368   $  10,623
  Restricted cash                                       7,995       1,036
  Short-term investments                               12,296      19,109
  Accounts receivable, net of allowance for
    uncollectible accounts of $2,404, and
    $4,130, respectively                               36,879      51,480
  Unbilled receivables                                  7,995      17,027
  Notes and other receivables                             689       2,390
  Prepaid expenses and other current assets             1,936       6,072
                                                     ---------   ---------
   Total current assets                                95,158     107,737
                                                    ==========  ==========

LONG-TERM INVESTMENTS                                   1,019      12,102
LONG-TERM NOTES RECEIVABLE                              3,600       3,600
EQUIPMENT:
  Equipment, at cost                                   28,774      36,962
  Less accumulated depreciation and amortization      (20,200)    (25,123)
                                                     ---------   ---------
   Equipment, net                                       8,574      11,839
                                                     ---------   ---------
CAPITALIZED SOFTWARE DEVELOPMENTS, net of
  accumulated amortization
  of $5,517 and $3,155, respectively                    9,713       8,958
ACQUIRED SOFTWARE, net of accumulated amortization
  of $3,441 and $2,610 respectively                     1,380       8,211
INTANGIBLES, net of accumulated amortization of
  $17,443 and $14,693, respectively                    28,593      38,533
MARKETABLE INVESTMENTS                                    638       4,700
OTHER LONG-TERM ASSETS                                  7,270      18,981
                                                     ---------   ---------
    TOTAL ASSETS                                    $ 155,945   $ 214,661
                                                      ========   =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of capital lease obligations  $     323   $     437
   Accounts payable                                       699       3,392
   Accrued payroll and related                          7,515       5,209
   Accrued interest                                     1,006       1,019
   Other accrued liabilities                           10,256      14,173
   Deferred revenue                                    12,564       7,258
                                                     ---------   ---------
         Total current liabilities                     32,363      31,488
   CAPITAL LEASE OBLIGATIONS, less current portion        128         207
   CONVERTIBLE SUBORDINATED DEBENTURES                115,000     115,000
   NET LIABILITIES OF DISCONTINUED OPERATIONS           4,133       5,385
                                                     ---------   ---------
         TOTAL LIABILITIES
Total liabilities                                     151,624     152,080
                                                     ---------   ---------

STOCKHOLDERS' EQUITY:
     Common stock, $0.01 par, 50,000 shares
       authorized, 25,755 and 25,319 shares
       issued and outstanding, respectively              191         187
     Additional paid-in-capital                       268,485     270,691
     Deferred compensation                                  -      (2,519)
     Accumulated other comprehensive loss              (4,028)       (287)
     Accumulated deficit                             (260,327)   (205,491)
                                                     ---------   ---------
         Total stockholders' equity                     4,321      62,581
                                                     ---------   ---------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                       $ 155,945   $ 214,661
                                                    ==========  ==========


     The accompanying notes are an integral part of these consolidated financial statements.



                           QUADRAMED CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                          2000          1999       1998
                                                          ----          ----       ----
REVENUES:
    Licenses                                          $     75,458    $128,395    $119,840
    Services                                                53,513      63,712      52,388
                                                        ----------    --------    --------
          Total Revenues                                   128,971     192,107     172,228
                                                        ----------    --------    --------
OPERATING
EXPENSES:
    Cost of licenses                                        25,003      26,282      24,918
    Cost of services                                        35,613      37,435      35,492
    General and administration                              50,538      53,125      50,368
    Sales and marketing                                     21,794      22,909      21,720
    Research and development                                20,760      21,822      20,690
    Amortization of intangibles
     and acquired software                                   7,169       8,013       6,398
    Write-off of acquired research
     and development in process                                --        1,722      14,494
    Acquisition costs                                          --        6,898      10,254
    Impairment of intangible assets                            927      10,592         --
    Non-recurring charges                                   41,894      18,752       4,202
                                                        -----------   ---------   --------
          Total operating expenses                         203,698     207,550     188,536
                                                        -----------   ---------   --------
LOSS FROM OPERATIONS                                       (74,727)    (15,443)    (16,308)
                                                        ----------    --------    --------

OTHER INCOME (EXPENSE):
    Interest expense                                        (6,621)     (7,669)     (5,858)
    Interest income                                          2,081       4,827       5,859
    Other income (expense), net                                (55)      1,345        (204)
                                                        ----------    --------    --------
          Total other expense, net                          (4,595)     (1,497)       (203)
                                                        ----------    --------    --------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST             (79,322)    (16,940)    (16,511)
PROVISION FOR INCOME TAXES                                    (200)       (455)     (3,000)
                                                        ----------    --------    --------
LOSS BEFORE MINORITY INTEREST                              (79,522)    (17,395)    (19,511)
MINORITY INTEREST IN LOSS                                      --          --         (379)
                                                        ----------    -------     --------
LOSS FROM CONTINUING OPERATIONS                            (79,522)    (17,395)    (19,890)
INCOME FROM DISCONTINUED OPERATIONS,
 NET OF INCOME TAXES                                        24,686       5,065         434
                                                        -----------   ---------   --------
NET LOSS                                                   (54,836)    (12,330)    (19,456)
DIVIDEND ACCRETION                                              --          --      (1,920)
                                                      -------------- ----------- ----------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS               $  (54,836)   $(12,330)   $(21,376)
                                                        ===========   =========   =========
BASIC AND DILUTED NET LOSS PER SHARE FROM CONTINUING
 OPERATIONS                                             $    (3.10)   $  (0.70)   $  (0.85)
                                                        ===========   =========   =========
BASIC AND DILUTED NET INCOME PER SHARE FROM
 DISCONTINUED OPERATIONS                                $     0.96    $   0.21    $   0.02
                                                        ===========   =========   =========
BASIC AND DILUTED NET LOSS PER SHARE FROM ACCRETION
 OF DIVIDENDS                                           $       --    $     --       (0.08)
                                                        ===========   =========   =========
BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO
 COMMON STOCKHOLDERS                                    $    (2.14)   $  (0.49)   $  (0.91)
                                                        ===========   =========   =========

WEIGHTED AVERAGE COMON AND COMMON EQUIVALENT SHARES
 OUTSTANDING:
    BASIC AND DILUTED                                       25,617      24,979      23,370
                                                        ===========   =========   =========

     The accompanying notes are an integral part of these consolidated financial statements.
- -------------------------------------------------------------------------------------------

                           QUADRAMED CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)



                                                                         Accumulated   Other
                                 Common Stock    Additional                Other      Accumu-                    Total
                               ------------------ Paid in      Deferred Comprehensive  lated    Stockholders' Comprehensive
                                Shares   Amount    Capital   Compensation   Loss       Deficit    Equity         Loss
                               -------- --------- ---------  ------------ ----------- ----------- ----------- -------------
                               -------- --------- ---------  ------------ ----------- ----------- ----------- -------------

BALANCE AT DECEMBER 31, 1997   20,388     $  131  $ 195,289  $     -      $      -   $ (170,658) $ 24,762     $     -

Issuance of common stock
 and to record the effect
 of an immaterial acquisition
 accounted for as a pooling
 of interests.................    507          5        212        -             -       (1,127)     (910)          -
Issuance of common stock in
 connection with the InterLink
 acquisition..................     65          1      1,467        -             -            -     1,468           -
Issuance of common stock in
 connection with the Cabot
 Marsh acquisition............    384          4      8,417        -             -            -     8,421           -
Issuance of common stock in
 connection with the Velox
 acquisition..................     41          -      1,372        -             -            -     1,372           -
Issuance of common stock in
 connection with the Medicus
 acquisition..................    892         15     24,518        -             -            -    24,533           -
Issuance of Common Stock
 through employee
 Stock Purchase Plan..........     38          -        467        -             -            -       467           -
Issuance of restricted
 shares of common stock.......      -          -      3,940   (3,940)            -            -         -           -
Issuance of Common Stock......    880          9      8,862        -             -            -     8,871           -
Exercise of warrants to
 purchase common stock........    907          9     17,404        -             -            -    17,413           -
Exercise of common stock
 options......................    340          4      4,120        -             -            -     4,124           -
Net unrealized loss on
 available-for-sale
 securities...................      -          -          -        -          (157)           -      (157)       (157)
Dividend accretion............      -          -          -        -             -       (1,920)   (1,920)          -
Net loss......................      -          -          -        -             -      (19,456)  (19,456)    (19,456)
                               -------- --------- ---------  ------------ ----------- ----------- ----------- -------------
BALANCE AT DECEMBER 31, 1998   24,442        178    266,068   (3,940)         (157)    (193,161)   68,988     (19,613)
                               -------- --------- ---------  ------------ ----------- ----------- ----------- -------------

Issuance of common stock in
 connection with acquisitions
 accounted for as a purchase..     97          1        634        -             -            -       635           -
Issuance of common stock
 through Employee Stock
 Purchase Plan................     91          1      1,039        -             -            -     1,040           -
Amortization of restricted
 shares of common stock.......      -          -          -      955             -            -       955           -
Cancellation of restricted
 shares of common stock.......      -          -       (582)     466             -            -      (116)          -
Issuance of common stock for
 legal settlement.............     70          -        346        -             -            -       346           -
Exercise of warrants to
 purchase common stock........    360          4      1,330        -             -            -     1,334           -
Exercise of common stock
options.......................    259          3      1,588        -             -            -     1,591           -
Compensation related to
 accelerated vesting of
 common stock options.........      -          -        268        -             -            -       268           -
Net unrealized loss on
 available-for-sale
 securities...................      -          -          -        -          (130)           -      (130)       (130)
Net loss......................      -          -          -        -             -      (12,330)  (12,330)    (12,330)
                               -------- --------- ---------  ------------ ----------- ----------- ----------- -------------
BALANCE AT DECEMBER 31, 1999   25,319        187    270,691   (2,519)         (287)    (205,491)   62,581     (12,460)
                               -------- --------- ---------  ------------ ----------- ----------- ----------- -------------

Issuance of common stock
 through Employee Stock
 Purchase Plan ...............     58          -        488        -             -            -       488           -
Release of restricted shares..      -          -     (2,183)   2,183             -            -         -           -
Compensation related
 to release of
 restricted shares............      -          -       (713)     336             -            -      (377)          -
Issuance of common stock for
 legal expenses...............     79          1       (236)       -             -            -      (235)          -
Exercise of common stock
 options......................    299          3        438        -             -            -       441           -
Net unrealized loss on
 available-for-sale
 securities...................      -          -          -        -        (3,741)           -    (3,741)     (3,741)
Net loss......................      _          _          _        _             _      (54,836)  (54,836)    (54,836)
                               -------- --------- ---------  ------------ ----------- ----------- ----------- -------------
BALANCE AT DECEMBER 31, 2000   25,755      $ 191  $ 268,485    $   -      $( 4,028)   $(260,327) $  4,321    $(58,577)
                               ======== ========= =========  ============ =========== =========== =========== =============

                 The accompanying notes are an integral part of these consolidated financial statements.



                                    F-5




                           QUADRAMED CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            -------------------------------
                                                            -------------------------------
                                                                 2000       1999      1998
                                                                 ----       ----      ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $ (54,836)  $(12,330) $(19,456)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                               13,982     12,954     9,981
   Amortization of deferred compensation                           --      1,107        --
   Salaries related to issuance of common stock,
    cancellation of restricted shares and
    forfeiture of common stock options                           (377)        --        --
   Write-off of in-process research and development                --      1,722    14,494
   Write-off of note payable                                       --      1,200        --
   Write-off of property and equipment                          1,833         --        --
   Write-off of capitalized software                            1,473         --        --
   Write-off of acquired software                               5,632         --        --
   Impairment of intangible assets                                927     10,592        --
   Noncash settlement of litigation                                --        346        --
   Gain on the sale of division, net of tax                   (23,228)        --        --
   Cash flows from discontinued operations                     (1,252)    (3,772)   (1,760)
   Minority interest in net loss                                   --         --       379
  Changes in assets and liabilities, net of acquisitions:
   Accounts receivable and unbilled receivables, net           23,633    (22,794)  (10,503)
   Prepaid expenses and other                                  17,976     (8,779)      112
   Accounts payable and accrued liabilities                    (4,546)   (12,318)  (19,953)
   Deferred revenue                                             5,306     (7,394)   (1,424)
                                                             ---------  ---------  ---------
      Cash used in operating activities                       (13,477)   (39,466)  (28,130)
                                                             ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for the acquisition of Cabot Marsh,
   net of cash acquired                                            --         --    (2,748)
  Cash paid for the acquisition of Velox,
   net of cash acquired                                            --         --    (3,121)
  Cash paid for the acquisition of other
   companies, net of cash acquired                                 --     (8,172)   (6,832)
  Proceeds from the sale of division, net of tax               40,408         --        --
  Purchased technology                                             --     (6,000)       --
  Maturity (purchase) of available-for-sale securities, net       (33)    33,343   (63,577)
  Additions to equipment                                       (2,922)    (6,568)   (7,611)
  Change in restricted cash                                    (6,960)    (1,000)       --
  Purchase of marketable investments                               --     (3,000)       --
  Issuance of notes receivable and other                           --     (2,215)     (539)
  Capitalization of computer software development costs        (1,000)    (3,787)   (2,175)
                                                             ---------  ---------  ---------
      Cash provided by (used in) investing activities          29,493      2,601   (86,603)
                                                             ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of principal on capital lease obligations             (193)      (436)   (2,346)
  Borrowings (repayments) under notes and loans payable            (7)   (21,941)    2,503
  Issuance of convertible notes payable to related parties         --         --       400
  Proceeds from issuance of convertible subordinated notes
   payable, net of offering costs                                  --         --   110,827
  Distributions by pooled entities                                 --         --    (1,370)
  Issuance of common stock, net of issuance costs                  --         --     6,530
  Issuance of common stock through
   Employee Stock Purchase plan                                   488      1,040       467
  Proceeds from exercise of common stock options
   and warrants to purchase common stock                          441      2,924    14,869
                                                             ---------  ---------  ---------
      Cash provided by (used in) financing activities             729    (18,413)  131,880
                                                             ---------  ---------  ---------
  Net increase (decrease) in cash and cash equivalents         16,745    (55,278)   17,147

CASH AND CASH EQUIVALENTS, beginning of year                   10,623     65,901    48,754
                                                             ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, end of year                      $  27,368   $ 10,623  $ 65,901
                                                            ==========  ========= ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                    $   6,620  $   6,315  $  8,002
  Cash paid for taxes                                             418      1,659       600
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING TRANSACTIONS:
  Conversion of notes payable and accrued interest to
   contributed capital                                      $      --    $   500        --
  Issuance of common stock in connection with
   Cabot Marsh acquisition                                         --         --     8,400
  Issuance of common stock in connection
   with Velox acquisition                                          --         --     1,500
  Issuance of common stock in connection
   with InterLink acquisition                                      --         --     1,500
  Conversion of subordinated notes payable to common stock         --         --     8,000
  Issuance of common stock warrants and common stock in
   connection with acquisition of Medicus Systems Corporation      --         --    24,533
  Issuance (cancellation) of restricted common stock           (2,183)      (582)    3,940
  Issuance of common stock in payment of legal expenses           235         --        --
  Issuance of common stock in connection
   with other acquisitions                                         --        635        --


                                    F-6






                           QUADRAMED CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 2000

1.    QUADRAMED CORPORATION

      QuadraMed Corporation is a healthcare information technology leader with software, web-enabled solutions, and professional consulting services that enable hospitals and providers to efficiently and effectively manage their delivery of healthcare. QuadraMed provides products and services facilitating all facets of healthcare information management, including clinical, patient, financial, compliance, and managed care. QuadraMed serves more than half of the U.S. hospitals and supports global healthcare initiatives with a dedicated staff of over 1000 professionals.

      QuadraMed was incorporated in California in 1993 and reincorporated in Delaware in 1996. Its stock is publicly traded under the symbol "QMDC" on the Nasdaq SmallCap Market. From October 16, 1996 to August 30, 2000, QuadraMed's stock was traded on the Nasdaq National Market.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

      (a)   BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

      These consolidated financial statements include the accounts of QuadraMed Corporation and all significant business divisions and subsidiaries (hereinafter "QuadraMed") and have been prepared in conformity with (i) generally accepted accounting principles; and (ii) the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). All significant intercompany accounts and transactions between QuadraMed and its subsidiaries are eliminated in consolidation.

      Results of QuadraMed's Release Of Information ("ROI") Division are reported as discontinued operations because control of that business was transferred in May of 2000. Unless otherwise indicated, amounts in these statements exclude the effects of all discontinued operations.

      (b)   RECLASSIFICATIONS

      Certain reclassifications have been made to the 1998 and 1999 consolidated financial statements to conform to the 2000 presentation. Specifically, prior year financial statements have been restated to be consistent with the current classification of cost of licenses, cost of services, general and administration, sales and marketing, research and development, marketable investments and discontinued operations.

      (c)   USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

      In preparing these financial statements in conformity with generally accepted accounting principles, QuadraMed's management has made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosed contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from these estimates. Significant estimates and assumptions have been made regarding intangible assets, primarily goodwill, resulting from QuadraMed's acquisitions. QuadraMed periodically conducts revenue tests to validate carried intangible asset valuations.

      (d)   FAIR VALUE OF FINANCIAL INSTRUMENTS

            QuadraMed states all financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and securities at their fair values. The fair values of Convertible Subordinated Debentures at December 31, 2000 and 1999 were $41.1 million and $55.2 million, respectively.

      (e)   CASH AND CASH EQUIVALENTS

      QuadraMed treats all certificates of deposit, money market accounts, and commercial paper with maturities of three months or less, as cash equivalents.

      (f)   RESTRICTED CASH

      As collateral for stand-by letters of credit, QuadraMed had restricted cash balances of $8.0 million and $1.0 million, at December 31, 2000 and 1999, respectively.

      (g)   INVESTMENTS

      QuadraMed considers its short and long-term securities, consisting primarily of debt securities, to be available-for-sale securities. The difference between cost and amortized cost (cost adjusted for amortization of premiums and accretion of discounts that are recognized as adjustments to interest income) and fair value (representing unrealized holdings gains or losses) are recorded, until realized, as a separate component of stockholders' equity. Gains and losses on the sale of debt securities are determined on a specific identification basis. Realized gains and losses are included in other income (expense) in the accompanying consolidated statement of operations.

      (h)   EQUIPMENT

            Equipment is stated at cost and depreciated using the straight-line method over its estimated useful life, which is generally from three to five years. Depreciation expense was $4.4 million, $5.1 million, and $5.0 million for the years ended 2000, 1999, and 1998, respectively. Leasehold improvements are amortized over the term of the lease. Maintenance and repairs are expensed as incurred.

      (i)   INTANGIBLES

             Intangibles include goodwill, which is the amount of purchase price in excess of the fair value of the tangible net assets, and other identifiable intangible assets acquired through QuadraMed's acquisitions. Capitalized amounts are amortized on a straight-line basis over a period of five to ten years. Goodwill is evaluated quarterly for impairment and written down to net realizable value if necessary.

      (j)   REVENUE RECOGNITION

            QuadraMed's revenues are derived from two sources: (1) software products; and (2) consulting services. Software product revenues include amounts received for licenses and software-related services, such as installation and post-installation customer support fees, third-party hardware sales, and other software-related revenue. Consulting services revenues include amounts from QuadraMed's Health Information Management Outsourcing, Cash Flow Management Consulting Services, and Compliance Consulting Services.

      QuadraMed's software products (enterprise-wide systems and specific applications) can be licensed individually or as a suite of interrelated products. Licenses are granted for a specified term (generally ranging from one to three years; typically paid monthly or annually) or in perpetuity. Revenues from enterprise-wide systems are recognized on the basis of percentage of completion. Term licenses for specific applications are recognized monthly or annually over the term of the license arrangement, beginning at the date of installation. Revenues from perpetual licenses for specific applications are recognized upon shipment of the software if there is persuasive evidence of an agreement, collection of the resulting receivable is probable, and the fee is fixed and determinable. If there is a contractual acceptance period, revenues are recognized on the earlier: of
(i) acceptance; or (ii) the expiration of the acceptance period. Software-related service revenue is recognized upon completion of installation. Unbilled receivables consist of work performed or software delivered which has not been billed pursuant to the customer contract. Post-installation customer support is recognized ratably over the term of the support period. Deferred revenue is revenue received in advance from customers for future work. Costs of software products include hardware, royalties to third parties, and installation costs. QuadraMed also capitalizes a portion of software product costs for internally developed software products. These capitalized costs relate primarily to the development of new products and the extension of applications to new markets or platforms using existing technologies. The capitalized costs are amortized on a straight-line basis over the estimated lives (usually five years) of the products, commencing when each product is available to the market.

      QuadraMed's consulting services are rendered under contracts with providers calling for fixed monthly payments and revenue is recognized at the end of each month as services are provided. Cash flow management contracts generally provide for incentive payments based on a percentage of dollars recovered for the provider. QuadraMed recognizes this additional incentive revenue upon receipt of payment from the provider. Cost of service revenues consists primarily of salaries, benefits and allocated costs related to providing such services.

      (k)   NET LOSS PER SHARE

      Basic net loss per share available to common stockholders is computed using the weighted average number of common shares outstanding during the period. Diluted net loss available to common stockholders per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants (using the treasury stock method) and convertible subordinated debentures (using the if converted method). Common equivalent shares are excluded from the dilutive computation only if their effect is anti-dilutive. As QuadraMed recorded a net loss in each of the last three years ended December 31st, there were no shares in 2000, and 0.8 million and 2.8 million common equivalent shares were not included in diluted weighted average common shares outstanding for 1999 and 1998, respectively.

      (l)   RECENT ACCOUNTING PRONOUNCEMENTS

      QuadraMed adopted The Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133," effective January 1, 2001. Because of QuadraMed's limited use of derivative instruments, QuadraMed has elected not to account for its derivative instruments as hedges. Accordingly, upon adoption the fair values of derivative instruments will be recorded as assets or liabilities on the balance sheet, and changes in fair values of these instruments beyond normal sales and purchases will be reflected in current income. QuadraMed may elect to apply hedge accounting, which has different financial statement effects, to possible future transactions involving derivative instruments, if significant. Such an election would reduce earnings volatility that might otherwise result if changes in fair values were recognized in current income. The adoption of SFAS No. 133 and SFAS No. 138 did not have a significant impact on QuadraMed's results of operations or financial position.

      In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125" ("SFAS No. 140"). SFAS No. 140 is effective for transfers occurring after March 31, 2001, and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 has no significant effect on QuadraMed's accounting or disclosures for the types of transactions within the scope of the new standard.

3.    INTANGIBLES

      During 2000, QuadraMed recorded a $0.9 million charge for the write-down of certain intangible assets determined to be impaired in accordance with SFAS No. 121, "Impairment of Long-Lived Assets." In addition, QuadraMed reclassified $3.6 million of intangible assets relating to Med Data to capitalized software, and $0.7 million of acquisition costs from long term assets to intangibles.

      During 1999, QuadraMed recorded a $10.6 million charge for the write-down of certain intangible assets. The intangible assets were primarily related to the acquisitions of Synergy in 1997, and InterLink, Velox and American Hospital Directory in 1998. In accordance with SFAS No. 121, projected cash flows from these product lines were not sufficient to cover future amortization of the intangible assets and the assets were therefore written down.

      Amortization of intangibles was $6.0 million, $7.0 million and $5.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

4.    COMPUTER SOFTWARE

      (a)   SOFTWARE DEVELOPMENT COSTS

      Software development costs are capitalized upon the establishment of technological feasibility, generally representing establishment of a working model that is typically the beta version of the software. Capitalized software development costs require a continuing assessment of their recoverability. This assessment requires considerable judgment by us with respect to various factors, including, but not limited to, anticipated future gross product revenues, estimated economic lives and changes in software and hardware technology. We capitalized software development costs of $1.0 million, $4.8 million, and $3.1 million in 2000, 1999 and 1998, respectively. QuadraMed recorded a $1.5 million charge in 2000 to write-down certain capitalized software assets related to acquisition of IMN in September 1999. In addition, QuadraMed reclassified $3.6 million of intangible assets, related to the Med Data acquisition, to capitalized software.

      Amortization of capitalized software development costs was $2.4 million, $0.7 million, and $0.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. Amortization is based upon the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally five years.

      Expenditures for research activities prior to the establishment of technological feasibility and for product upgrades to improve product performance or to respond to updated regulations and business requirements, are charged to expense as incurred. Such expenditures amounted to $20.8 million, $21.8 million, and $20.7 million in 2000, 1999, and 1998, respectively.

      (b)   ACQUIRED SOFTWARE

      In May 2000, as part of the ROI sale, QuadraMed disposed of $6.0 million of acquired software. QuadraMed purchased this software in March, 1999 to license the source code of a chart tracking software product. The amount was recorded in the balance sheet as acquired software on the date of acquisition.

      Amortization of acquired software was $1.2 million, $1.0 million and $1.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

      (c)   IN-PROCESS RESEARCH AND DEVELOPMENT

      In-process research and development expense in the 1999 and 1998 statements of operations represents the value assigned to research and development projects in a purchase business combination. These projects were commenced but not completed at the date of acquisition, for which technological feasibility had not been established and which had no alternative future use in research and development activities or otherwise. In accordance with SFAS No. 2 "Accounting for Research and Development Costs", as interpreted by FASB Interpretation No. 4 "Application of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method", amounts assigned to in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the purchase business combination.

      The value allocated to IPR&D was determined by estimating the costs to develop the purchased technology into commercially viable products, estimating the resulting net cash flows from each project, excluding the cash flows related to the portion of each project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. Each of the project forecasts was based upon future discounted cash flows, taking into account the stage of development of each in-process project, the cost to develop that project, the expected income stream, the life cycle of the product ultimately developed, and the associated risks. In each case, the selection of the applicable discount rate was based on consideration of QuadraMed's weighted average costs of capital, as well as other factors including the useful life of each technology, profitability levels of each technology, the uncertainty of technology advances that were known at the time, and the stage of completion of each technology.

      No IPR&D charges were incurred during the year ended December 31, 2000.

      During the year ended December 31, 1999, charges of $1.7 million were allocated for in-process research and development costs in conjunction with the purchase of Med Data.

      In connection with the acquisitions of Velox, Cabot Marsh, the remaining 43.3% interest in Medicus, and several other purchase business combinations during the year ended December 31, 1998, QuadraMed allocated $14.5 million to IPR&D.

5.    NON-RECURRING CHARGES

      Non-recurring charges totaled $42.0 million in 2000, primarily associated with the following categories:

      Restructure costs -- $11.3 million

      QuadraMed's restructuring plans were aimed at eliminating redundant costs and overhead and consolidating its offices. These costs include: $2.5 million in severance for terminated employees; $5.4 million associated with officers' separation agreements; $2.9 million to downsize and consolidate facilities and, $0.5 million in other restructuring expenses. At December 31, 2000, the remaining liability for restructuring costs totaled $3.2 million and is included in accrued liabilities.

      Asset impairment charges -- $26.4 million

      QuadraMed recorded charges for a $10.6 million write-down of HealthCast assets, $6.2 million in charges associated with the sunsetting of the EnOvation product and $5.5 million in certain receivable write-downs and costs associated with discontinued operations. In addition, the balance sheet review by management resulted in charges of $4.1 million, primarily from the write-down of unbilled revenue and a reduction in the carrying value of fixed assets.

      Non-specific litigation costs -- $4.3 million

      An accrual of $4.3 million for non-specific litigation fees, costs, and expenses was set up during 2000. As of December 31, 2000, the balance in this reserve was $1.6 million and is included in accrued liabilities.

      Non-recurring charges totaled $18.8 million in 1999, primarily associated with severance payments and future rent and lease obligations associated with the closing of several duplicative operating facilities and certain integration costs related to prior acquisitions.

      The following table sets forth QuadraMed's restructuring and non-specific litigation reserves and the activity against these reserves during 1999 and 2000 (in thousands):



                           Balance                                 Balance                                     Balance
                             at                                      at                                          at
                           December                                December                                    December
Description               31, 1998    Additions     Payments (1)   31, 1999     Additions     Payments (1)     31, 2000
- -----------               --------    ---------     ------------  ---------     ---------     ------------     --------

Restructure/Other..       $  1,579    $ 18,752     $(18,864)      $  1,467      $  3,857       $  (2,118)      $ 3,206
Non-Specific
Legal..............            -           -            -              -           4,331          (2,715)        1,616
                          --------    ---------    -----------    ---------     ---------      -----------     --------
Total reserves.....       $  1,579    $  18,752    $(18,864)      $  1,467      $  8,188       $ (4,833)       $ 4,822
                          ========    =========    ===========    =========     =========      ===========     ========

 (1) Termination benefits included in restructure/other payments during 2000 amounted to $677.

6.    INVESTMENTS

      (a)   MARKETABLE INVESTMENTS

      QuadraMed has held an investment in VantageMed Corporation ("VantageMed"), a company that develops and sells software to physician groups, since 1997. In February 2000, when VantageMed began to trade its shares publicly, QuadraMed began accounting for the investment as a marketable equity security. As of December 31, 2000, the fair value of the VantageMed investment was $638,000 and QuadraMed owned 6.9% of VantageMed's outstanding common stock. Prior to February 2000, the VantageMed investment had been recorded as a non-marketable investment. As of December 31, 1999, the fair value of the investment was $4.7 million and QuadraMed owned 12.1% of VantageMed's outstanding stock as a consequence of its original equity investment, an additional $3 million equity contribution in 1999, and the conversion to equity in 1999 of a $500,000 revolving line of credit loan that VantageMed borrowed completely in 1998. In 1998, the fair value of the VantageMed investment was $1.2 million.

      At December 31, 2000 and 1999, unrealized holding losses were $4.0 million and $0.3 million, respectively. The cost and amortized cost, aggregate fair value and gross unrealized holding gains and losses by major security type were as follows:

      As of December 31, 2000:

                                                                  Unrealized
                                                                  Gain (Loss)
                                                                      on
                                             Cost or    Aggregate Available-
                                             Amortized    Fair     for-Sale
                                               Cost       Value   Securities
                                             --------   --------- ----------
                                                   (In thousands)
     Short-term:
     Debt securities issued by The United
      States Government.................     $  4,997  $  4,994    $   (3)
     Corporate debt securities..........        7,343     7,302       (41)
                                             --------  --------    -------
                                             $ 12,340  $ 12,296    $  (44)
                                             ========  ========    -------

     Long-term:
     Debt securities issued by The United
      States Government.................     $    463  $    519    $   56
     Corporate debt securities..........          478       500        22
                                             --------  --------    -------
                                             $    941  $ 1,019     $   78
                                             ========  ========    -------

     Marketable Equity Investment:
     VantageMed Corporation............      $  4,700  $   638     $(4,062)
                                             ========  ========    -------

         Total Unrealized Loss.........                            $(4,028)
                                                                   =======






      As of December 31, 1999:
                                                                  Unrealized
                                                                  Gain (Loss)
                                                                      on
                                             Cost or    Aggregate Available-
                                             Amortized    Fair     for-Sale
                                               Cost       Value   Securities
                                             --------   --------- ----------
                                                   (In thousands)
     Short-term:
     Debt securities issued by The United
      States Government.................     $  2,486  $  2,473       (13)
     Corporate debt securities..........       16,753    16,636      (117)
                                             --------  --------    -------
                                             $ 19,239  $ 19,109    $ (130)
                                             ========  ========    -------

     Long-term:
     Debt securities issued by The United
      States Government.................     $  4,997  $  4,938    $  (59)
     Corporate debt securities..........        7,262     7,164       (98)
                                             --------  --------    -------
                                             $ 12,259  $ 12,102    $ (157)
                                             ========  ========    -------

     Marketable Equity Investment:
     VantageMed Corporation............      $  4,700  $  4,700    $    -
                                             ========  ========    -------

         Total Unrealized Loss.........                            $ (287)
                                                                   =======


      Proceeds from the sale of available-for-sale securities were $10.2 million, $21.1 million, and $90.5 million during 2000, 1999, and 1998, respectively. Gross realized gains and losses were $61.0 thousand, $28.4 thousand, and $709 thousand during 2000, 1999, and 1998, respectively.

      (b)   NON-MARKETABLE INVESTMENTS

      As of December 31, 2000, QuadraMed had no non-marketable investments.

7.    NOTES AND OTHER RECEIVABLES

            QuadraMed purchased certain accounts receivables in 1997 from Chama, Inc. ("Chama"), a hospital holding company that was being managed by Arcadian Management Services, Inc. ("Arcadian"), a hospital management company with which QuadraMed had an agreement to develop a centralized business office and to provide full business office outsourcing services for its managed hospitals. At the time, John Austin, the CEO of Arcadian, was a member of the QuadraMed Board of Directors. QuadraMed perfected a security interest in the receivables at a stated rate of 5.5% and, in 1998, Chama filed for reorganization under Chapter 11. In 1999, QuadraMed wrote-off approximately $1.2 million of the original receivable balance and obtained a bankruptcy court order for the segregation of the receivables as they are collected. As of December 31, 2000, no interest has been accrued and the remaining balance included in notes and other receivables on the accompanying consolidated balance sheets was $230,000. As of December 31, 1999, the balance was $1.2 million. QuadraMed believes the remaining receivable is collectible.

            QuadraMed loaned $3.6 million to a physician management software company in 1999 in exchange for a convertible promissory note. The note is due in full on January 21, 2002, and interest is accrued at an annual rate of 8% and paid quarterly with the first installment made in January 2000. At December 31, 2000 and 1999, the outstanding balance of $3.6 million is included in long-term notes receivable on the accompanying consolidated balance sheet.

            Accrued interest receivable of $0.2 million and $0.5 million for 2000 and 1999, respectively, related to QuadraMed's marketable investments is also included in notes and other receivables. QuadraMed is periodically paid this accrued interest on dates in the various investment instruments.

8.    CREDIT FACILITIES AND DEBENTURES

      (a)   STAND-BY LETTERS OF CREDIT AND LINES OF CREDIT

      During the years ended December 31, 2000 and 1999, QuadraMed opened $6.0 million and $1.0 million, respectively, of stand-by letters of credit under bank financing agreements. QuadraMed paid a 1% annual fee to renew the stand-by letters of credit and secured all of the stand-by letters of credit with $5.0 million and $1.0 million certificate of deposits, recorded in the balance sheet at December 31, 2000 and 1999, as restricted cash.

      In 1998, QuadraMed entered into several agreements with a healthcare software company to integrate that company's software into QuadraMed's ROI division software products, and QuadraMed guaranteed a $12.5 million bank line of credit with an 8.5% interest rate and October 2001 maturity. As a condition of the guarantee, QuadraMed was required to maintain a minimum cash balance of $50 million. As part of the ROI division divestiture, ChartOne, Inc. assumed most assets and liabilities associated with the ROI division, including those related to the healthcare software company. As a result of negotiations in June of 2000 between QuadraMed, ChartOne, and the bank that issued the line of credit, ChartOne assumed the guaranty for the principal amount of the line of credit and QuadraMed's guarantee was amended and limited to only outstanding interest under the line of credit. The bank required QuadraMed to secure the amended guarantee with a $2 million escrow deposit. Contemporaneously, QuadraMed, ChartOne, and the healthcare software company entered into a reimbursement agreement under which QuadraMed assumed all rights, including subrogation rights, against the healthcare software company for any amounts ChartOne paid to the bank under ChartOne's guarantee. As the healthcare software company makes interest payments, the escrow is reduced. The amounts held in escrow are reflected on the balance sheet as restricted cash. As of December 31, 2000, $1.6 million was restricted to secure the amended guarantee.

      (b)   SUBORDINATED CONVERTIBLE DEBENTURES

      In April 1998, QuadraMed completed an offering of $115 million principal amount of Convertible Subordinated Debentures (the "Debentures"), including the underwriters' over-allotment option. The Debentures are due May 1, 2005 and bear interest at 5.25% per annum. The Debentures are convertible into common stock at any time prior to the redemption or final maturity, initially at the conversion price of $33.25 per share (resulting in an initial conversion ratio of 30.075 shares per $1,000 principal amount). Net proceeds to QuadraMed from the offering were $110.8 million.

9.    CAPITAL AND OPERATING LEASE OBLIGATIONS

      QuadraMed leases its headquarters and certain other facilities under operating leases and a portion of its equipment under capital lease arrangements. The minimum future lease payments required under QuadraMed's capital and operating leases at December 31, 2000 are as follows (in thousands):

                                                       Capital    Operating
                                                        Leases     Leases
                                                      ---------   ----------
      2001.......................................   $    378    $    4,587
      2002.......................................         78         3,817
      2003.......................................         20         3,190
      2004.......................................         --         2,575
      2005.......................................         --         1,755
      Thereafter.................................         --         9,734
                                                    ---------    ----------
                       Total minimum payments....        476    $   25,658
                                                                ===========
      Interest on capital lease obligations at a
      rate of 8.5%...............................        (25)
                                                    ---------
      Net minimum principal payments.............        451
      Current maturities.........................       (323)
                                                    $    128
                                                    =========

      Rental expense was $6.5 million, $7.7 million and $5.1 million for the years ended December 31, 2000, 1999, and 1998, respectively. At December 31, 2000 and 1999, the gross book value of equipment leased under noncancelable capital leases totaled $.9 million and $1.4 million, respectively. As of December 31, 2000 and 1999, related accumulated depreciation totaled $.8 million and $1.1 million, respectively.

10   WARRANTS

      QuadraMed issued warrants in 1995 and 1996 to James D. Durham, then QuadraMed's Chairman and Chief Executive Officer, to purchase up to 355,600 shares of common stock at $3.75 per share. In connection with the 1996 warrant, QuadraMed recorded deferred compensation for $381,000, representing the intrinsic value of the warrant at the date of issuance which would be amortized over the vesting period. QuadraMed recorded compensation expense of $336,000 for the year ended December 31, 1997 as a result of the vesting of the warrants. The warrants were exercised in full during 1999.

      In connection with a 1996 bridge loan agreement, QuadraMed issued warrants to purchase an aggregate of 957,376 shares of common stock at a purchase price of $3.75 per share. The warrants were partially exercised into 240,960 and 430,705 shares of common stock during 1997 and 1998, respectively. The remaining warrants expire on January 31, 2001. The value of the warrants at the date of issuance was nominal; therefore, no value had been assigned to the warrants for accounting purposes.

      In connection with a line of credit arrangement QuadraMed entered into during 1996, which has since expired, QuadraMed issued a warrant to purchase common stock. The warrant was exercised into 7,663 shares of common stock during 1998.

      In connection with the acquisition of the minority interest in Medicus in May 1998, a former officer and director of Medicus exercised a warrant to purchase 67,503 shares of QuadraMed common stock and, a warrant issued by Medicus for 100,000 of its shares prior to the acquisition was exercised for 100,000 shares of QuadraMed common stock. The value of the warrants at the date of issuance was nominal; therefore, no value had been assigned to the warrants for accounting purposes.

      In connection with the Compucare acquisition in March 1999, QuadraMed assumed warrants to purchase 71,751 shares of common stock at exercise prices ranging from $0.15 to $233.09 per share and expiring at various dates through 2006.

      In connection with an acquisition in June 1999, QuadraMed assumed warrants to purchase 6,424 shares of common stock at an exercise price of $0.03 per share, expiring in March 2008. The warrants were partially exercised for 5,396 shares of common stock during the third quarter of 1999.

      In October 1995, QuadraMed entered into a joint development arrangement with another software company pursuant to which QuadraMed issued a warrant to purchase 28,560 shares of common stock at a purchase price of $5.25 per share. The warrant was partially exercised for 18,984 shares of common stock during 1997. The remaining warrants expire on June 25, 2001.

11.   COMMON STOCK

      In November 1998, QuadraMed issued 237,000 shares of restricted common stock with a fair market value of $16.625 per share to certain officers of QuadraMed. In connection with the common stock issuance, QuadraMed recorded deferred compensation for $3.9 million, representing the intrinsic value of the restricted common stock at the date of issuance which will be amortized over the vesting period of five years. During the fourth quarter of 1999, 35,000 shares of restricted stock were canceled. Compensation expense recognized during the year ended December 31, 1999 related to the restricted stock was $.8 million.

      In June 2000, 182,000 shares of restricted stock were released to the former CEO and former President as a result of their separation agreements for which $.3 million of compensation expense was recognized. At this time, deferred compensation was reduced by $1.9 million for the reduction in market value corresponding to the release. The remaining restricted shares were forfeited during 2000 due to the resignation of the former Executive Vice President and General Counsel, reducing deferred compensation by $0.3 million.

      In 1998, the Board of Directors and Stockholders of QuadraMed approved an increase to the authorized shares of common stock from 20,000,000 to 50,000,000.

12.   STOCK OPTION AND PURCHASE PLANS

      STOCK OPTION PLANS

            The Company has two main stock option plans: the 1996 Stock Incentive Plan and the 1999 Supplemental Stock Option Plan. In addition, the Company amended and restated the former Compucare Company 1997 Stock Compensation Plan (the "Compucare Plan") and the Pyramid Heath Group, Inc. 1997 Employee and Consultant Stock Option Plan (the "Pyramid Plan") and has made limited grants under these plans. The terms and conditions of the options granted under the amended and restated Compucare and Pyramid Plans are substantially similar to the terms and conditions of options granted under the 1996 Stock Incentive Plan.

      1996 STOCK OPTION PLAN

      Under QuadraMed's 1994 Stock Option Plan and its successor plan, the 1996 Stock Incentive Plan, which became effective in October 1996 (collectively, the "Option Plan"), the Board of Directors may grant incentive and nonqualified stock options to employees, directors and consultants. The Option Plan is divided into the following five separate equity programs: the discretionary option grant program under which eligible persons may, at the discretion of the Board, be granted options; the salary investment option grant program under which eligible employees may elect to have a portion of their base salary invested each year in special option grants; the stock issuance program under which eligible persons may be issued shares of common stock either through the immediate purchase of such shares or as a bonus for services rendered QuadraMed; the automatic option grant program under which eligible nonemployee board members automatically receive option grants at periodic intervals to purchase shares of common stock; and the director fee option program under which nonemployee board members may elect to have all or any portion of their annual retainer fee otherwise payable in cash applied to a special option grant.

      The exercise price per share for an incentive stock option cannot be less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value on the date of grant. Option grants under the Option Plan generally expire ten years from the date of grant and generally vest over a four-year period. Options granted under the Option Plan are exercisable subject to the vesting schedule. As of December 31, 2000, a total of 3,567,661 shares of common stock have been authorized by QuadraMed's stockholders for grant under the Option Plan. As of December 31, 1999, a total of 3,067,661 shares of common stock have been authorized by QuadraMed's stockholders for grant under the Option Plan. The Option Plan provides that the share reserve automatically increases each year by an amount equal to 1.5% of the outstanding shares on the last trading day of the immediately preceding calendar year.

      1999 SUPPLEMENTAL STOCK OPTION PLAN

      In 1999, QuadraMed's Board of Directors approved QuadraMed's 1999 Supplemental Stock Option Plan ("1999 Supplemental Plan"). The 1999 Supplemental Plan permits non-statutory option grants to be made to employees and independent consultants and advisors who are not QuadraMed officers, directors, or Section 16 insiders. The 1999 Supplemental Plan is administered by the Board of Directors or its Compensation Committee and terminates in March of 2009. The exercise price of all options granted under the 1999 Supplemental Plan may not be less than 100% of fair market value on the date of the grant. Options vest on a schedule determined by the Board of Directors or the Compensation Committee with a maximum option term of ten years. As of December 31, 2000, 2,420,946 shares were available for grant. As of December 31, 1999, 149,200 shares were available for grant under the 1999 Supplemental Plan.

      QuadraMed accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Under this principle, no compensation expense was recognized during 2000 and $268,000 was recognized during the year ended December 31, 1999, primarily related to the acceleration of vesting terms for certain outstanding stock options.

      SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the disclosure of pro forma net income and earnings per share had QuadraMed adopted the fair value method as of the beginning of fiscal year 1995. In accordance with SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise. QuadraMed's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

      Had compensation cost for QuadraMed's option plans been determined based on the fair value at the grant dates for the awards calculated in accordance with the method prescribed by SFAS No. 123, QuadraMed's net loss and net loss per share would have been the pro forma amounts indicated below (in thousands, except per share amounts):


                                                   2000          1999          1998
                                                   ----          ----          ----
Net loss available to common        As reported    $ (54,836)    $ (12,330)    $ (21,376)
stockholders
                                    Pro forma      $ (54,836)    $ (18,652)    $ (32,754)

Basic and diluted net loss per      As reported    $   (2.14)    $   (0.49)    $   (0.91)
share
                                    Pro forma      $   (2.14)    $   (0.75)    $   (1.40)


      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2000, 1999 and 1998:

                                          2000           1999         1998
                                          ----           ----         ----
    Expected dividend yield...........     0.0%           0.0%         0.0%
    Expected stock price
     volatility.......................   107.1%          91.7%        77.5%
    Risk-free interest rate...........    6.51%          6.49%        4.74%
    Expected life of
     options..........................   5.0 years      5.0 years    6.8 years

      The weighted average fair value of options granted during 2000, 1999, and 1998 was $2.11, $8.22 and $21.31 per share, respectively. Option activity under the option plans is as follows, (in thousands, except per share amounts):


                                                  Options Outstanding
                                                  -------------------

                                                              Weighted
                                                   Number      Average
                                                     of       Exercise
                                                   Shares      Price
                                                  ---------   --------
Balance, December 31, 1997...............            2,403       9.98
Granted..................................            2,028      20.93
Exercised................................            (386)      11.30
Canceled.................................            (318)      17.17
                                                  ---------   --------
Balance, December 31, 1998...............            3,727      15.23
                                                  ---------   --------
Granted..................................            2,559       8.12
Exercised................................            (261)       6.27
Canceled.................................            (518)      13.31
                                                  ---------   --------
Balance, December 31, 1999...............            5,507      12.53
                                                  ---------   --------
Granted..................................            3,442       2.11
Exercised................................            (258)      12.65
Canceled.................................          (3,372)      12.77
                                                  ---------   --------
Balance, December 31, 2000...............            5,320       5.63
                                                  =========   ========

      The following table summarizes information about stock options outstanding at December 31, 2000:


                        Options Outstanding                 Options Exercisable
                   ---------------------------------------  -------------------
                    Number         Weighted     Weighted  Number      Weighted
                    Outstanding    Average      Average   Exercisable Average
       Range of     as of          Remaining    Exercise  as of       Exercise
       Exercise     12/31/00       Contractual  Price     12/31/00    Price
       Prices                      Life
       ---------    ----------     -----------  --------  ----------- --------
        $ 0.11 -
         $ 5.71     3,299,966       9.32         $ 2.31      383,815    $ 3.96
        $ 7.38 -
         $ 9.13     1,318,930       8.10           8.30      853,257      8.43
        $ 9.63 -
         $11.56       230,858       6.03          11.25      229,779     11.26
        $12.00 -
         $16.63       234,393       7.40          15.87      164,082     15.55
        $16.84 -
         $21.34        94,256       5.21          18.34       92,999     18.33
        $22.38 -
         $25.81       121,253       7.15          22.69      106,262     22.68
        $26.26 -
         $27.97        10,000       7.59          27.00        5,833     27.00
        $30.13 -
         $39.16        10,000       7.53          30.13        6,042     30.13
                     --------       ----          -----      -------     -----
        $  0.11 -
         $39.16     5,319,656       8.66         $5.63      1,842,069    $9.94
                    =========       ====         ======     =========    =====


      EMPLOYEE STOCK PURCHASE PLAN

      QuadraMed's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by QuadraMed's Board of Directors in June 1996. A total of 200,000 shares of common stock has been reserved for issuance under the Purchase Plan. The Purchase Plan enables eligible employees to designate up to 10% of their compensation for the purchase of stock. The purchase price is 85% of the lower of the fair market value of QuadraMed's common stock on the first day or the last day of each six-month purchase period. No compensation expense is recorded in connection with the Purchase Plan. QuadraMed issued 90,927 and 37,310 and shares of common stock under the Purchase Plan during the years ended December 31, 1999 and 1998, for an aggregate purchase price of $1.0 million and $0.5 million, respectively. The Purchase Plan terminated in January 2000.

13.   RELATED PARTY TRANSACTIONS

      QuadraMed, through the acquisition of Rothenberg Health Systems, Inc., assumed a long-term agreement, expiring in 2010, to provide management services to Physical Therapy Provider Network, Inc. ("PTPN"), an affiliated entity. Under the terms of the agreement, QuadraMed provided PTPN with management services, employees and facilities and incurred other operating costs on behalf of PTPN. All employee, facility and other operating costs were directly reimbursed by PTPN. QuadraMed also received a 50% share of PTPN's net income before taxes, which is shown in other income (expense) in the consolidated statement of operations. Direct costs incurred by QuadraMed and reimbursed by PTPN were $1.1 million, $1.0 million, and $1.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

14.   EMPLOYEE BENEFIT PLAN

      QuadraMed maintains a 401(k) Savings Plan (the "Plan"). All eligible QuadraMed employees may participate in the Plan and elect to contribute up to 15% of pre-tax compensation to the Plan. Employee contributions are 100% vested at all times. In its discretion, QuadraMed may match employee contributions to the Plan. The vesting of such contributions is based on the employee's years of service, becoming 100% vested after 4 years. For the years ending December 31, 2000, 1999, and 1998, QuadraMed made respective discretionary contributions of $1.0 million, $0.9 million and $0.2 million.

      In 1999, QuadraMed merged into the Plan the 401(k) Savings Plan of The Compucare Company, acquired in 1999. In 1998, it merged into the Plan the 401(k) Savings Plans of Rothenberg Health Systems, Inc., acquired in 1997, and Medicus Systems Corporation, acquired in 1997.

15.   ACQUISITIONS AND DIVESTITURES

      (a)   ACQUISITIONS

      In January 1998, QuadraMed acquired entities affiliated with InterLink Corporation for 65,224 shares of QuadraMed's common stock, the aggregate fair market value of which was $1.5 million, and approximately $1.7 million in cash and the extinguishment of notes receivable of $250,000. In connection with this acquisition, which was accounted for as a purchase, QuadraMed allocated the purchase price based upon the estimated fair value of the acquired assets and liabilities assumed.

      In February 1998, QuadraMed acquired Cabot Marsh Corporation ("Cabot Marsh") for 382,767 shares of QuadraMed's common stock, the fair market value of which was approximately $8.4 million, and approximately $2.8 million in cash. In connection with this acquisition, which was accounted for as a purchase, QuadraMed allocated the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed.

      In March 1998, QuadraMed acquired Velox Systems Corporation ("Velox") for 40,562 shares of QuadraMed's common stock, the market value of which was approximately $1.4 million, and approximately $3.1 million in cash. In connection with this acquisition, which was accounted for as a purchase, QuadraMed allocated the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed.

      In May 1998, QuadraMed completed its acquisition of Medicus Systems Corporation (Medicus) by purchasing the remaining 43.3% interest. QuadraMed acquired 56.7% of Medicus in November 1997 and has accounted for the acquisition as a purchase. The purchase price for the remaining 43.3% interest was allocated based on the estimated fair values of the assets acquired and liabilities assumed.

      In June 1998, QuadraMed acquired all of the outstanding capital stock of Pyramid Health Group, Inc. ("Pyramid") in exchange for 2,740,000 shares of common stock. The acquisition was accounted for as a pooling of interests. Upon closing of the acquisition, the assets and liabilities of Pyramid were recorded at net book value and consisted primarily of accounts receivable, fixed assets, accounts payable and accrued liabilities. The accompanying consolidated financial statements have been restated to reflect the acquisition of Pyramid on a pooling of interests basis.

      In September 1998, QuadraMed acquired all the outstanding capital stock of Integrated Medical Networks, Inc. ("IMN") in exchange for 1,550,000 shares of common stock. The acquisition was accounted for as a pooling of interests. Upon closing of the acquisition, the assets and liabilities of IMN were recorded at book value and consisted primarily of accounts receivable, fixed assets, accounts payable, accrued liabilities, and notes payable. The accompanying consolidated financial statements have been restated to reflect the acquisition of IMN on a pooling of interests basis.

      In 1998, QuadraMed acquired all of the outstanding capital stock of another healthcare company, in exchange for 507,000 shares of common stock of QuadraMed. The acquisition was accounted for as a pooling of interests, however the operations of the acquired company were not material to QuadraMed, therefore QuadraMed did not restate the consolidated financial statements to reflect the pooling of interests.

      In March 1999, QuadraMed completed the acquisition of the Compucare Company ("Compucare") by acquiring all the outstanding capital stock of Compucare in exchange for 2,957,000 shares of common stock. The acquisition was accounted for as a pooling of interests. Upon closing of the acquisition, the assets and liabilities of Compucare were recorded at net book value and consisted primarily of accounts receivable, fixed assets, accounts payable, accrued liabilities, and deferred revenue. The accompanying consolidated financial statements have been restated to reflect the acquisition of Compucare on a pooling of interests basis.

      In July 1999, QuadraMed acquired Med Data Systems, Inc. ("Med Data") for $5 million in cash. In connection with this acquisition, which was accounted for as a purchase, QuadraMed allocated the purchase price based upon the estimated fair value of the assets and liabilities assumed.

      A reconciliation of the current consolidated statement of operations with previously reported separate Company information for entities with which QuadraMed has pooled is presented below, (in thousands):

                                     2000        1999        1998
                                   ---------   ----------  ----------
Revenues:
  QuadraMed...................     $128,971     $182,829   $  51,904
  Pyramid and IMN.............           --           --      77,157
  Compucare...................           --        9,280      43,167
                                   --------     --------   ---------
   Consolidated...............     $128,971     $192,107   $ 172,228
                                   ========     ========   =========

Net Loss:
  QuadraMed                        $(54,836)   $ (12,044)  $ (17,196)
  Pyramid and IMN.............           --           --      (3,078)
  Compucare...................           --         (286)     (1,102)
                                   --------     --------   ---------
   Consolidated...............     $(54,836)   $ (12,330)   $(21,376)
                                   ========     ========   =========

      Results of operations for all acquired companies which have been accounted for using purchase accounting have been included for the periods subsequent to the closing date of each transaction.

      (b)   DIVESTITURES

      In 2000, QuadraMed sold its investment in ChartOne, Inc. to Warburg, Pincus Equity Partners, L.P. for $51.8 million, in two separate transactions, resulting in a pretax gain of $24.3 million.

16.   DISCONTINUED OPERATIONS

      In connection with the acquisition of Compucare in March 1999, QuadraMed assumed the net liabilities of discontinued operations from previous Compucare acquisitions. Included in this net liability are balances related to Compucare's sale of two wholly owned subsidiaries. The two sales were as follows: (1) Antrim Corporation in November, 1996; and (2) Health Systems Integration, Inc. ("HSII").


    Condensed and summarized balance sheet data for the discontinued operations of Antrim and HSII is summarized as follows, (in thousands):



                                            2000       1999
                                           ------     ------
         Assets:

         Current assets:
            Cash and cash equivalents...     $    -     $    -
            Accounts receivable.........          -          -
            Other current assets........        205        205
                                           --------   --------
              Total current assets......        205        205

         Property and equipment, net....          -          -
         Other and intangible assets, net         -          -
                                           --------   --------
                      Total assets......     $  205     $  205
                                           ========   ========

         Liabilities:

            Current liabilities.........      4,338      4,590
            Non-current liabilities.....          -      1,000

                     Total liabilities..      4,338      5,590
                                          ---------  ---------
         Net liabilities of discontinued
        operations......................   $  4,133    $ 5,385
                                          =========  =========

      QuadraMed created a wholly owned subsidiary named ChartOne, Inc. and transferred and assigned to ChartOne, Inc. the assets and liabilities of its ROI division pursuant to the terms of an Asset Contribution Agreement dated May 3, 2000. On June 7, 2000, ChartOne, Inc., completed the sale of 2,520,000 shares of its Series A Preferred Stock to Warburg, Pincus Equity Partners, L.P. and certain of its affiliates, and Prudential Securities Group, Inc. for an aggregate purchase of $25.2 million representing 43 percent of the equity interest in ChartOne, Inc. The sale of the securities was made pursuant to the terms of the Securities Purchase Agreement, dated May 5, 2000. On October 19, 2000, QuadraMed sold its remaining 57 percent equity interest in ChartOne, Inc., represented by 2,130,000 shares of series B Preferred Stock, 1,200,000 shares of Series C Preferred Stock and 1 share of Common Stock to Warburg, Pincus Equity Partners, L.P. and certain of its affiliates, and Prudential Securities Group Inc. for an aggregate cash purchase price of $26.6 million pursuant to a Securities Purchase Agreement dated September 28, 2000. On the basis of these transactions, QuadraMed recorded a gain on the sale of ChartOne for the year ended December 31, 2000 of $ 23.3 million (net of income tax expense of $1.0 million).

      Results of the ROI Division have been included in discontinued operations for all periods, as required by APB-30. For the years ended December 31, 2000, 1999 and 1998 income from discontinued operations net of income taxes were $1.5 million, $5.1 million and $0.4 million, respectively.

      Below is a summarized statement of operations data for the discontinued operations of HSII and the ROI Division as follows, (in thousands):

                                                   Year Ended December 31,
                                                  ------------------------
                                              2000           1999          1998
                                              ------         ------        ------

   Revenues                                   $ 23,809       $ 47,478      $ 41,499

   Costs and expenses......................     22,111         41,351        39,762
                                               ---------      ---------      --------

   Income from discontinued operations
    before income taxes....................      1,698          6,127         1,737
   Provision for income taxes..............       (240)        (1,062)       (1,303)
                                              ---------      --------      ---------
   Income from discontinued operations.....   $  1,458       $  5,065      $    434
                                              =========      =========     =========

      The gain from the aforementioned sale is excluded from this table.

17.   MAJOR CUSTOMERS

      In the years ended December 31, 2000, 1999, and 1998, no single customer accounted for more than 10% of total revenue.

18.   CONCENTRATION OF CREDIT RISK

            Accounts receivable subject QuadraMed to its highest potential concentration of credit risk. QuadraMed reserves for credit losses. QuadraMed does not require collateral on trade accounts receivables.

19.   CONTINGENCIES

      In 1999, QuadraMed settled a legal action brought in 1998 against its subsidiary, The Compucare Company. Sunquest Corporation, which had purchased all of the stock of Antrim, Compucare's wholly owned subsidiary, alleged that Compucare breached certain representations and warranties, and misrepresented and or failed to disclose certain material facts in the course of the transaction. In 1999 and 1998, there was an accrual for the settlement in the net liabilities of discontinued operations in the accompanying consolidated balance sheets.

      From time to time in the normal course of its business, QuadraMed may be involved in litigation relating to its operations. As of December 31, 2000, QuadraMed was not a party to any legal proceedings that, if decided adversely, would, individually or in the aggregate, have a material adverse effect on QuadraMed's business, financial condition or results of operations.

20.   INCOME TAXES

      QuadraMed accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109"). SFAS No. 109 provides for an asset and liability approach to accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable. QuadraMed has incurred net operating losses in years ending 2000, 1999, and 1998.

      The components of the net deferred tax asset are as follows (in thousands):

                                               Year Ended December 31,
                                              ---------------------------
                                                2000     1999     1998
                                                ----     ----     ----
Deferred tax assets:
    Research and development credits....       $ 2,415  $ 1,182  $ 1,182
    Net operating loss carryforwards....        17,302   15,740   11,639
    Accruals and reserves...............         7,525    5,361    6,736
    Write-off of acquired research and
     development in process.............         1,783    1,976    2,207
                                               -------  -------  -------
                                                29,025   24,259   21,764
                                               -------  -------  -------
Deferred tax liabilities:
    Depreciation........................           675    1,142      553
    Intangible assets...................         1,396      452      849
                                               -------  -------  -------
                                                 2,071    1,594    1,402
Net deferred tax asset before
allowance...............................        26,954   22,665   20,362
Valuation allowance.....................       (26,954) (22,665) (20,362)
                                               -------  -------  -------
     Net deferred tax asset                    $     -  $     -  $     -
                                              ======== ======== ========

      The significant components of the provision for income taxes are as follows (in thousands):

                                                2000     1999     1998
                                                ----     ----     ----
Current:
     Federal.............................        1,208      800    3,674
     State...............................          200      717      629
                                                -------  -------  -------
                 Total current...........        1,408    1,517    4,303
Deferred:
     Federal.............................       (3,543)  (1,958)  (4,162)
     State...............................         (746)    (345)    (734)
                                                -------  -------  -------
                 Total deferred..........       (4,289(  (2,303(  (4,896)
     Change in valuation allowance, net of
       the effect of acquisitions........        4,289    2,303    4,896
                                                ------   -------  -------
                                                 1,408    1,517    4,303
                                                =======  =======  =======

      Reconciliation of the provision for income taxes computed at the statutory rate to the effective tax rate is as follows:

                                                  2000    1999    1998
                                                  ----    ----    ----
Federal income tax rate......................     (34) %   (34) %  (34) %
Change in valuation allowance................       8       21      38
Acquisition costs............................      24       24      27
Other taxes and credits......................       5        3       2
                                                 ----    -----    -----
       Effective tax rate....................       3  %    14  %  33  %
                                                 ====    =====    =====


      A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset including QuadraMed's history of losses.

      QuadraMed's tax provision for the year ended December 31, 2000 of $1.4 million is comprised of the following items: (1) $0.2 million provision for operating results; (2) $0.2 million provision related to discontinued operations of ROI Division; and (3) $1.0 million as a provision for the pre-tax gain of $24.3 million on the sale of ChartOne (see Discontinued Operations).

            As of December 31, 2000, QuadraMed had net operating loss carryforwards for Federal and state income tax reporting purposes of approximately $50.9 million and $6.6 million, respectively. These carryforwards expire in various periods from 2005 to 2019. In addition, QuadraMed had general business credit carryforwards for federal income tax purposes of approximately $2.4 million, expiring through 2020. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss and research and development credit carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interest.

21.   SEGMENT REPORTING

      QuadraMed reorganized its operations in 2000 to focus on five operating segments: Enterprise Products and Services Division, HIM Software Division, HIM Services Division, Physician Products and Services Division, and Collection Services Division. Although not reported as a business segment, QuadraMed also generated approximately five percent of its revenue from specialty product lines discontinued or not aligned with an operating division referenced as Other. This reorganization was undertaken to more closely align products targeted to shared markets, to more accurately measure financial performance by product/division, and to establish greater management accountability. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. QuadraMed evaluates financial performance by division as summarized in the subsequent table. The financial results for these operating segments for prior years have been restated on an estimated basis.

      QuadraMed's reportable segments are strategic business units that offer different products and services. Each segment, with its own unique position in the healthcare technology and services marketplace, provides customized expertise for the purchasers of healthcare IT and financial solutions.

      The Enterprise Division consists of our Affinity Healthcare Information System and our Electronic Document Management product, which principally target acute care hospitals across the United States. The Affinity solution is a healthcare information system that provides financial and clinical applications. Affinity provides a patient-centered database designed to enable users to track each patient throughout the continuum of care in real time. Affinity integrates financial information such as patient accounting and DRG/case mix with clinical data such as medical charting and plan of care to automate federal and state reporting, scheduling, registration, and medical records information. This Division also includes our Electronic Document Management solution that enables users to create secure electronic patient folders that combine both computerized and scanned documents.

      The HIM Software Division represents a suite of compliance, encoding and grouping, medical record management, and patient database applications, which enable a hospital to accurately track medical records for internal and external purposes. The compliance products assist hospitals in managing the complexities of evolving federal requirements and in submitting accurate billing and clinical data. The coding and grouping solutions protect the integrity of a healthcare organization's clinical data and improve accuracy and coding compliance for ICD-9, CPT, and HCPCS codes. The medical record management product locates and reserves charts and authenticates and distributes transcribed medical records. In addition, the Master Patient Index solution eliminates existing duplicate medical records and prevents creation of new duplicates at the point of registration.

      The HIM Services Division provides healthcare information management departments with experienced, qualified, and if necessary, credentialed professionals to perform IT, coding, auditing, accounting, compliance, and medical record services. The Division also provides experienced executives for interim assignments in financial and management positions. These services are offered to acute care facilities as well as large physician, clinic, and ambulatory practices.

      The Physician Products and Services Division provides medical groups, independent practice associations, hospitals, and health plans with a complete managed care claims payment and management information system incorporating eligibility, plan benefits, providers, claims, capitation, case management, and customer service. This Division also includes education services, seminars, and training for healthcare organizations.


      The Collections Services Division provides resources to healthcare providers to reduce accounts receivables' backlogs and accelerate cash flow. The Division conducts analysis of patient accounts to identify outstanding or underpaid third party payments, to re-bill, and to follow-up on third party claims. (in thousands)



                                         YEAR ENDED DECEMBER 31, 2000
                                                                                  Consoli-
                                   HIM     HIM    Collection  Physician   All      dated
Description         Enterprise Software Services   Services   Services   Other(1)  Total
                      -------   -------   -------   -------   -------    -------  --------

Total revenues        $39,631   $26,347   $28,909   $11,562   $10,683    $11,839  $128,971
                      =======   =======   =======   =======   =======    =======  ========

Interest income           838       606       177       151       249         60     2,081
Interest expense       (2,038)   (1,354)   (1,486)     (594)     (549)      (600)   (6,621)
                      -------   -------   -------   -------   -------    -------  --------
Interest income
(expense), net         (1,200)     (748)   (1,309)     (443)     (300)      (540)   (4,540)
                      =======   =======   =======   =======   =======    =======  ========
Depreciation &
amortization expense    1,307     6,200     1,378       506       903      3,169    13,463
                      =======   =======   =======   =======   =======    =======  ========
Provision for income
taxes                     105        62        -          -        33          -       200
                      =======   =======   =======   =======   =======    =======  ========
Segment earnings
(loss)                  6,401     3,763   (10,130)   (3,782)    2,034    (53,122)  (54,836)
                      =======   =======   =======   =======   =======    =======  ========

Segment assets         28,749    47,773    31,294     7,249    11,442     29,438   155,945
                      =======   =======   =======   =======   =======    =======  ========

(1) All Other includes specialty division, immaterial product lines and unallocated corporate charges.


                                       YEAR ENDED DECEMBER 31, 1999
                                                                                  Consoli-
                                   HIM     HIM    Collection  Physician   All      dated
Description         Enterprise Software Services   Services   Services   Other(1)  Total
                      -------   -------   -------   -------   -------    -------  --------

Total revenues        $56,169   $40,233   $36,058   $15,964   $18,194    $25,489  $192,107
                      =======   =======   =======   =======   =======    =======  ========
Interest income         1,249     1,286       809       523       527        433     4,827
Interest expense       (2,261)   (1,547)   (1,385)     (618)     (643)    (1,215)   (7,669)
                      -------   -------   -------   -------   -------    -------  --------
Interest income
(expense), net         (1,012)     (261)     (576)      (95)     (116)      (782)   (2,842)
                      =======   =======   =======   =======   =======    =======  ========
Depreciation &
amortization expense    1,053     4,894     1,224       417       349      1,988     9,925
                      =======   =======   =======   =======   =======    =======  ========
Provision for income
taxes                       -       255        -        116        84          -       455
                      =======   =======   =======   =======   =======    =======  ========
Segment earnings
(loss)                 (5,650)   10,491      (124)    4,752     3,474    (25,273)  (12,330)
                      =======   =======   =======   =======   =======    =======  ========

Segment assets         43,009    61,234    36,509    11,886    16,986     45,037   214,661
                      =======   =======   =======   =======   =======    =======  ========

(1) All Other includes specialty division, immaterial product lines and unallocated corporate charges.






  UNAUDITED QUARTERLY RESULTS OF OPERATIONS/SUPPLEMENTARY FINANCIAL
                                INFORMATION


                           QUADRAMED CORPORATION

                                                                          PAGE
Unaudited Quarterly Results of Operations/Supplementary Financial
Information............................................................    G-2



QUADRAMED CORPORATION
UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA
- ---------------------------------------------------------------------------------------

                                                         QUARTER
                                      -------------------------------------------------
(thousands of dollars, except per
share amounts)                        FIRST     SECOND    THIRD     FOURTH    TOTAL
- ---------------------------------------------------------------------------------------
2000
- ----
REVENUES
    Licenses                          $ 18,171  $ 22,904  $ 16,215  $ 18,168  $ 75,458
    Services                            15,005    13,424    12,006    13,078    53,513
                                      -------------------------------------------------
     TOTAL REVENUES                     33,176    36,328    28,221    31,246   128,971
                                      -------------------------------------------------

OPERATING AND OTHER EXPENSES
    Cost of licenses                     7,026     5,425     5,898     6,654    25,003
    Cost of services                    10,008    10,739     8,791     6,075    35,613
    General and administrative          14,202    10,710    11,958    13,669    50,538
    Sales and marketing                  6,124     6,604     5,115     3,951    21,794
    Research and development             5,834     5,663     5,507     3,756    20,760
    Other costs and expenses            16,421    18,869    16,331     2,964    54,585
                                      -------------------------------------------------
     TOTAL EXPENSES                     59,615    58,010    53,600     37,069  208,293
                                      -------------------------------------------------

Loss from continuing operations
 before provision for income taxes
 and minority interest                 (26,439)  (21,682)  (25,379)    (5,823) (79,322)
                                      -------------------------------------------------

Provision for income taxes                 243      (403)        0        (40)    (200)
Minority interests                           0         0         0          0        0
                                      -------------------------------------------------
Loss from continuing operations        (26,196)  (22,085)  (25,379)    (5,863) (79,522)
Discontinued operations, net of tax        667    17,999         0      6,020   24,686
                                      -------------------------------------------------
NET INCOME (LOSS)                     $(25,529) $ (4,085) $(25,378)    $  157 $(54,836)
                                      =================================================

EARNINGS PER COMMON SHARE - BASIC
    Income from continued operations  $ (1.02)   $ (0.86)   $ (0.99)  $ (0.23) $ (3.10)
    Discontinued operations              0.02       0.70       0.00      0.24     0.96
                                      -------------------------------------------------
     TOTAL                            $ (1.00)   $ (0.16)   $ (0.99)  $  0.01  $ (2.14)
                                      -------------------------------------------------

EARNINGS PER COMMON SHARE - DILUTED
    Income from continued operations  $ (1.02)   $ (0.86)   $ (0.99)  $ (0.23) $ (3.10)
    Discontinued operations              0.02       0.70       0.00      0.24     0.96
                                      -------------------------------------------------
     TOTAL                            $ (1.00)   $ (0.16)   $ (0.99)  $  0.01  $ (2.14)
                                      -------------------------------------------------

STOCK PRICES
    High                              $    10.50    $  6.00   $  2.97   $  1.53  $  10.50
    Low                               $     5.00    $  2.09   $  1.19   $  0.63  $   0.63

- --------------------------------------------------------------------------------------------
1999
REVENUES
    Licenses                          $ 33,729    $ 29,676   $ 32,797   $ 32,193   $ 128,395
    Services                            15,772      16,586     16,563     14,791      63,712
                                      ------------------------------------------------------
     TOTAL REVENUES                     49,501      46,262     49,360     46,984     192,107
                                      ------------------------------------------------------

OPERATING AND OTHER EXPENSES
    Cost of licenses                    6,342      5,975      6,797      7,168     26,282
    Cost of services                    9,033      8,511      9,681     10,210     37,435
    General and administrative         12,819     12,078     13,739     14,488     53,124
    Sales and marketing                 5,528      5,209      5,925      6,248     22,910
    Research and development            5,266      4,961      5,644      5,951     21,822
    Other costs and expenses           38,196      2,806      4,481      1,991     47,474
                                      ----------------------------------------------------
     TOTAL EXPENSES                    77,184     39,540     46,267     46,056    209,047
                                      ----------------------------------------------------

Income (loss) from continuing
operations before provision for
income taxes and minority interest    (27,683)   6,721    3,094      928  (16,940)
                                      --------------------------------------------

Provision for income taxes            354       (1,168)     506     (147)    (455)
Minority interests                      0            0        0        0        0
                                      --------------------------------------------
Income (loss) from continuing
operations                            (27,329)   5,553    3,600      781  (17,395)
Discontinued operations, net of tax       865    1,765      927    1,508    5,065
                                      --------------------------------------------
NET INCOME (LOSS)                     (26,464)   7,318    4,527 $  2,289  (12,330)
                                      ============================================

EARNINGS PER COMMON SHARE - BASIC
    Income from continued operations  $ (1.11)   $ 0.22   $ 0.14  $  0.04  $ (0.70)
    Discontinued operations              0.03      0.07     0.04     0.08     0.21
                                      ---------------------------------------------
     TOTAL                            $ (1.08)   $ 0.29   $ 0.18  $  0.12  $ (0.49)
                                      ---------------------------------------------

EARNINGS PER COMMON SHARE - DILUTED
    Income from continued operations  $ (1.11)   $ 0.22   $ 0.14  $  0.04  $ (0.70)
    Discontinued operations              0.03      0.07     0.04     0.08     0.21
                                      ---------------------------------------------
     TOTAL                            $ (1.08)   $ 0.29   $ 0.18  $  0.12  $ (0.49)
                                      ---------------------------------------------

STOCK PRICES
    High                              $29.00    $12.06   $10.69     $8.88    $29.00
    Low                               $ 7.63    $ 4.25   $ 6.06     $4.50    $ 4.25
