Form 10-K/A
period 2000-12-31
QUADRAMED CORP
filed 2001-04-10
CIK 1018833

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                             -----------------


                                FORM 10-K/A
                              Amendment No. 1
                             -----------------



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
Yes  X     No
   ----       ----

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




                           QUADRAMED CORPORATION

                        2000 FORM 10-K ANNUAL REPORT

                             TABLE OF CONTENTS

                                                                          PAGE
PART I...................................................................   1
Item 1     Business......................................................   1
Item 2     Properties....................................................   8
Item 3     Legal Proceedings.............................................   9
Item 4     Submission of Matters to a Vote of Security Holders...........   9
PART II..................................................................   9
Item 5     Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................   9
Item 6     Selected Financial Data.......................................   10
Item 7     Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................   10
Item 7A    Quantitative and Qualitative Disclosures About Market Risk....   22
Item 8     Financial Statements and Supplementary Data...................   23
Item 9     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.........................   23
PART III.................................................................   23
Item 10    Directors and Executive Officers of the Registrant............   23
Item 11    Executive Compensation........................................   26
Item 12    Security Ownership of Certain Beneficial Owners and
             Management..................................................   36
Item 13    Certain Relationships and Related Transactions................   38
PART IV..................................................................   38
Item 14    Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K.................................................   38





         QuadraMed Corporation is amending and restating its Annual Report on Form 10-K for the year ended December 31, 2000 to (i) amend Part III, Items 10 and 12, (ii) amend Part IV to attach Exhibit 2.2, and (iii) correct typographical errors.


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


         From 1993 to 1999, acquisition-based growth was an integral part of QuadraMed's business strategy. During this time, QuadraMed completed twenty-eight (28) acquisitions, with twenty-three (23) occurring between 1997 and 1999. This rapid growth has had several consequences. First, QuadraMed has significantly increased the range of health information management products and services that it offers to healthcare providers. Second, QuadraMed has increased its market share in the health information management industry. Third, QuadraMed has acquired access to public markets and has lowered its capital costs. At the same time, however, integration issues have delayed anticipated synergies and efficiencies, and, since 1997, QuadraMed has incurred annual after-tax losses. Further, the acquisitions have produced substantial goodwill that reduces future earnings.


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


         In 2000, QuadraMed divested its medical records management business, the Release of Information ("ROI") Division, in three transactions. First, on May 3, 2000, QuadraMed transferred and assigned the assets and liabilities of the ROI Division to ChartOne, Inc. ("ChartOne"), a newly formed subsidiary, pursuant to an Asset Contribution Agreement. Second, on June 7, 2000, Warburg, Pincus Equity Partners, L.P. and certain of its affiliates ("Warburg Pincus") and Prudential Securities Group, Inc. ("Prudential Securities") purchased 2,520,000 shares of ChartOne's Series A Preferred Stock, representing approximately 43% of the fully diluted common stock of ChartOne, for an aggregate purchase price of $25.2 million pursuant to a Securities Purchase Agreement. Third, on October 19, 2000, QuadraMed sold its remaining interest in ChartOne for approximately $26.6 million in cash to Warburg Pincus and Prudential Securities pursuant to the terms of a second Securities Purchase Agreement.


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


         Affinity is installed in 171 hospitals in 32 states. Hospitals generally use committees to make information technology purchase decisions. Consequently, purchase decisions are often slow to be made. The average sales cycle for Affinity is from 12 to 18 months from initial contact to contract execution. Affinity sales are typically generated from four major sources: (i) requests for proposals sent directly to QuadraMed by the hospital or its retained consultant; (ii) referrals and recommendations from consulting firms; (iii) health care trade shows; and (iv) QuadraMed's sales force, which uses its professional relationships, telemarketing, and direct-mail to generate sales.


         In addition to Affinity, QuadraMed's Enterprise Products and Services Division also markets EDM, an electronic document imaging and management system, and QCM, a contract management system. In January of 2001 the division also began selling Performance Measurement, a clinical and financial outcomes analysis and decision support system, and a suite of MPI Software and Services (MPIspy, SmartID, SmartMerge, MPI Cleanup), which enable the identification, correction and elimination of duplicate patient records in a facility's master patient index.


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


Health Information Management Products Division


         QuadraMed's Health Information Management Products Division provides software products that automate and support hospital and provider health information management departments in maintaining accurate and timely patient treatment information and in accurately coding for appropriate reimbursement. QuadraMed's Health Information Management Products fall into three main areas: (i) Data Management; (ii) Record Management; and (iii) Compliance Management. The Division includes the former operations of Medicus Systems Corporation, Med Data Corporation Systems, Inc., and Codemaster Corporation. QuadraMed's Health Information Management solutions are based on an enterprise n-tiered architecture that support a variety of database engines, including Sybase SQL Anywhere, Microsoft Access, and Oracle Enterprise Edition. The products are developed in a combination of Microsoft Visual C++, Visual FoxPro, and Borland's Delphi Enterprise Edition. They are only sold in the United States.


         QuadraMed's Data Management solutions enable healthcare facilities to accurately collect and report patient demographic and clinical information. QuadraMed's data collection and abstracting solution, Abstractor+, collects patient demographic and clinical information for state, federal, and Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") regulatory requirements and for facility-specific statistical reporting, benchmarking, outcomes and performance improvement, marketing, and planning. QuadraMed's data collection tools provide patient database tailored to a facility's data collection requirements. Abstractor+ is fully integrated with Business Objects to provide a completely user customizable data collection and analytical processing (OLAP) capability.


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



         QuadraMed targets its standard encoding products to hospitals with over 100 beds, which are approximately 68% of the approximately 5000 non-federal acute care hospitals. QuadraMed has developed a specialized encoding product, nCoder+ MD, for Veterans Administration facilities and the physician market. QuadraMed believes that significant opportunities exist in the physician market for encoding product sales. QuadraMed also believes that new opportunities for its encoding products could develop with the anticipated implementation of ICD-10 in 2004. This new coding classification system is expected to require the modification of coding and data collections systems and the conversion of statistical information for proper clinical reporting and reimbursement billing.



         QuadraMed's Record Management solution, MEDREC Milliennium, automates the record tracking and location functions, monitors record completeness, and facilitates the release of information process within health information management departments. This product assists healthcare facilities in properly completing records pursuant to JCAHO, state, federal, and medical staff bylaw requirements. QuadraMed's Record Management solution consists of four main modules that are sold individually or as a product suite and interface with a facility's health information system.


         QuadraMed's primary market for its Record Management solution is acute care hospitals. The MEDREC Millennium Suite (a 32-bit solution) includes distinctive features for IDNs, outpatient providers, and Veterans Administration facilities. These tools are designed to monitor a facility's adherence to the patient privacy rules and patient bill of rights.


         QuadraMed's Compliance Management solution, the Fraud and Abuse Compliance Tracking System (FACTS), includes inpatient (IP-FACTS), outpatient (OP-FACTS), and clinicals (Clinical FACTS). The FACTS product line is designed to provide automated pre-billing monitoring of 100% of inpatient and outpatient claims data. The screening within the Compliance Management tools includes OIG and internally designed targets aimed at providing data quality, coding accuracy and appropriate reimbursement. In addition to identifying claims with potential errors prior to billing, these tools work in conjunction with an organization's coding compliance program to identify patterns in coding and physician documentation. The management reporting module includes boardroom ready reports summarizing clinical and financial results. This product line also includes a point of registration system that determines medical necessity prior to the service being rendered. The screening is based upon Local Medical Review Policies ("LMRPs") and generates an Advanced Beneficiary Notice ("ABN").


         QuadraMed's primary market for Compliance solutions is acute care hospitals. The market for compliance management products is growing and reports have estimated that, by 2004, 50% of acute facilities will implement a software monitoring and auditing tool. QuadraMed believes that the advent of the Outpatient Prospective Payment System and APCs may also provide additional opportunities for its outpatient auditing tool.


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


         o Health Information Management Consulting Services. QuadraMed provides qualitative or quantitative health information project management and consulting services to hospitals. Examples of services are JCAHO accreditation review preparation, departmental reviews and assessments, and implementation of services or systems.


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


EZ-CAP Division


         The EZ-CAP Division was established in August of 2000, and EZ-CAP(R) is the division's core software product. The software automates administration and management of managed care and at-risk provider organizations. EZ-CAP(R) tracks patient encounters, determines eligibility coverage under various benefit structures in multiple health plans, processes physician authorizations and referrals, tracks patient, provider, and health plan service incidents, and adjudicates and pays claims. The first version of EZ-CAP was introduced in 1989 by the predecessor to Rothenberg Health Systems, Inc., which QuadraMed acquired in 1997.


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


GOVERNMENT REGULATION AND HEALTHCARE REFORM



         Computer products used or intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease or other conditions or that affect the structure or function of the body are subject to regulation by the U.S. Food and Drug Administration ("FDA") under the Federal Food, Drug and Cosmetic Act. At present, none of QuadraMed's software products are so regulated. They, however, could become subject to such regulation in the future.



         There is substantial federal and state regulation of the confidentiality of patient medical records and the circumstances under which such records may be disclosed to or processed by QuadraMed as a consequence of its contacts with various health providers, including HIPAA. Although compliance with these laws and regulations is presently the principal responsibility of the hospital, physician or other healthcare provider, regulations governing patient confidentiality rights are rapidly evolving. Additional legislation governing the dissemination of medical record information also has been proposed and may be adopted at the state level. In addition, the Administrative Simplification provision of HIPAA require the promulgation of regulations which will set standards for electronic transactions, code sets, data security, unique identification numbers, and privacy of individually identifiable health information, which could materially impact QuadraMed's business. Moreover, during the past several years, the healthcare industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. We are unable to predict what, if any, changes will occur.


INTELLECTUAL PROPERTY


         QuadraMed relies on a combination of copyright, trademark and trade secret law, and nondisclosure and noncompete agreements to protect its proprietary methodologies, computer software, and databases. QuadraMed has obtained copyright registrations in the United States for many of its principal products, including Affinity(R) and EZ-CAP(R). QuadraMed maintains the confidentiality of proprietary technology through a policy of obtaining employment agreements that (1) prohibit employees from disclosing or using QuadraMed's confidential information, and (2) require the disclosure and assignment to QuadraMed of new ideas, developments, discoveries or inventions related to QuadraMed's business. QuadraMed also enters into non-disclosure agreements with business partners and customers. QuadraMed has obtained trademark registrations in the United States for most of its corporate and product trademarks, including QuadraMed(R), Affinity(R), and EZ-CAP(R). Any of these protective measures could prove to be inadequate, and QuadraMed could become subject to litigation involving its intellectual property. QuadraMed has not filed for or obtained any patents for its proprietary technology, though from time to time it may in the future seek patents for new developments if, in QuadraMed's business judgment, their importance warrants such steps and is appropriate under the patent laws. In addition, QuadraMed depends on licenses for certain technology used to develop its products from a number of third-party vendors. Most of these licenses are non-exclusive and expire within three to five years.


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


                                  PART II

ITEM 5..MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


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



         QuadraMed carried out a full review of its assets and liabilities as of June 30, 2000 and recorded charges for the necessary adjustments to its balance sheet in the third quarter. In addition, the financial performance and market position of each product line was re-evaluated as part of developing strategies to improve integration and achieve synergies.



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
                                                        ======            =====            ======


YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



         QuadraMed currently classifies cost centers by primary activity to estimate expenses by function. From 1998 to 2000, QuadraMed has implemented a number of organizational changes, experienced a high level of employee turnover, and converted to a new accounting system. Consequently, it is impracticable to characterize the variances in results between 1998 and 1999, and QuadraMed believes that any such characterizations would not enhance an understanding of its financial condition or results of operations. As a result, the following Management Discussion and Analysis focuses primarily on the comparison between 2000 and 1999.



REVENUES


         Licenses. License revenues include license, installation, consulting and post-contract support fees, third-party hardware sales, and other revenues related to licensing of our software products. License revenues in 2000 were $75.5 million, a 41% decrease from $128.4 million in 1999, and a 37% decrease from $119.8 million in 1998. The decrease in license revenues in 2000 from 1999 resulted from delayed customer purchasing decisions, poor operational execution, and the diversion of management's attention to integrate QuadraMed's numerous acquisitions.


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


         Cost of services. Cost of services in 2000 was $35.6 million, a 5% decrease from $37.4 million in 1999, and approximately the same as $35.5 million in 1998. Cost of services includes expenses associated with services performed primarily in connection with health information management and business office outsourcing, compliance, and consulting services. As a percentage of service revenues, cost of services increased to 66.6% in 2000 from 58.8% in 1999 and decreased from 67.8% in 1998. Cost of services in the aggregate decreased in 2000 primarily as a result of the restructuring actions taken in 2000. Cost of services as a percentage of service revenues increased in 2000 principally due to the decline in revenue.


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


         Acquisition Costs. There were no acquisition charges for the year ended December 31, 2000. In 1999, QuadraMed incurred $6.9 million of acquisition costs, of which $6.3 million were associated with the acquisition of Compucare, which was accounted for as a pooling of interests. The $6.3 million in costs related to the acquisition of Compucare were primarily for financial advisor fees of approximately $5.4 million incurred by QuadraMed and Compucare and to a lesser extent, legal and accounting fees of approximately $900,000. In 1998, $10.3 million of acquisition costs were associated with the acquisitions of Pyramid Health Group Inc., ("Pyramid") Codemaster Corporation and Integrated Medical Networks, Inc. ("IMN"), which were all accounted for on a pooling of interests basis. Acquisition costs were related to fees for financial advisors, legal counsel, and accounting firms hired by QuadraMed and the acquired companies.


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


         In 1999, Non-recurring charges totaled $18.8 million, primarily associated with severance payments and future rent and lease obligations associated with the closing of several duplicative operating facilities and certain integration costs related to prior acquisitions. Non-recurring charges in 1998 totaled $4.2 million, primarily due to costs associated with closing a duplicative operating facility.



         Intangible Assets. QuadraMed recorded a $0.9 million charge in 2000 to write-down certain intangible assets related to the acquisition of Velox Systems Corp. ("Velox"). QuadraMed recorded a $10.6 million charge in 1999 to write-down certain intangible assets related to the acquisitions of Healthcare Recovery, Inc., InterLink, Velox and American Hospital Directory, Inc. made in 1997 and 1998. No charges to intangible assets were made during 1998. In addition, in 2000 QuadraMed reclassified $3.6 million of intangible assets relating to Med Data to capitalized software, and $0.5 million of acquisition costs from long term assets to intangibles.



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


LIQUIDITY AND CAPITAL RESOURCES


         At December 31, 2000, QuadraMed had $27.4 million in cash and cash equivalents, $12.3 million of short-term investments, and $62.8 million in net working capital compared to $10.6 million, $19.1 million, and $76.3 million, respectively, in 1999.


         Net cash used in operating activities was $13.5 million in 2000 compared to $39.5 million in 1999. Net cash used in operating activities in 2000 related to the net loss for the period, offset by the write-down of certain intangible assets and the increase in accounts payable and accrued liabilities. The increase in net cash used in operating activities in 1999 was principally due to an increase in unbilled products and accounts receivable, prepaid expenses, and other assets and a decrease in accounts payable, accrued liabilities, and deferred revenue.


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


INFLATION



         The majority of QuadraMed's revenue is derived from perpetual and long-term customer contracts. Term contracts range from one (1) to five (5) years and generally allow price increases annually based on external measures of inflation. QuadraMed has increased some of its prices under these contract provisions. Accordingly, inflation has not had, and QuadraMed does not believe that it will have, a significant impact on its financial condition.



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


         All of these factors have had, and QuadraMed expects will continue to have, an adverse effect on its business, financial condition and results of operations at least until the integration of the acquired businesses is complete. In addition, these problems have led QuadraMed to refocus its business strategy away from acquisitions, which could lead to slower future growth and negatively impact its financial condition.


QUADRAMED HAS INCURRED LOSSES IN EACH OF THE PAST THREE YEARS AND COULD CONTINUE TO INCUR LOSSES IN FUTURE PERIODS.


         QuadraMed incurred net losses of $54.8 million, $12.3 million, and $21.4 million in 2000, 1999, and 1998, respectively. As of December 31, 2000, QuadraMed's accumulated deficit was $260.3 million. Included in these losses are the effect of both operating losses and write-offs for in-process research and development of $1.7 million and 14.5 million in 1999 and 1998, respectively. No in-process research and development write-offs occurred in 2000. Furthermore, in connection with its acquisitions, QuadraMed may be required to amortize significant expenses related to goodwill and other intangible assets in future periods. Accordingly, if QuadraMed's operating results do not improve to offset these and other expenses, QuadraMed will continue to experience losses in future periods and may never be profitable.


QUADRAMED'S QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS, WHICH COULD ADVERSELY AFFECT ITS NET INCOME AND FINANCIAL RESULTS.



         QuadraMed's quarterly operating results have varied significantly in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside its control. Accordingly, quarter to quarter comparisons of our operating results may not be a good indication of QuadraMed's future performance. Some of the factors causing these fluctuations include:


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


         In 2000, QuadraMed also made several changes in senior executive management. Uncertainty created by these changes could lead some employees to seek other employment, and QuadraMed could experience difficulty replacing them. Moreover, the trading price of QuadraMed's Common Stock could fluctuate due to uncertainties about its senior executive management.


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



CHANGES IN THE HEALTHCARE FINANCING AND REIMBURSEMENT SYSTEM COULD ADVERSELY AFFECT THE AMOUNT OF AND MANNER IN WHICH QUADRAMED'S CUSTOMERS PURCHASE ITS PRODUCTS AND SERVICES.



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


         QuadraMed's performance depends in large part upon its ability to provide the increasing functionality required by its customers through the timely development and successful introduction of new products and enhancements to its existing suite of products. QuadraMed may not successfully, or in a timely manner, develop, acquire, integrate, introduce, or market new products or product enhancements. Product enhancements or new products developed by QuadraMed also may not meet the requirements of hospitals or other healthcare providers and payors or achieve or sustain market acceptance. QuadraMed's failure to either estimate accurately the resources and related expenses required for a project, or to complete its contractual obligations in a manner consistent with the project plan upon which a contract was based, could have a material adverse effect on its business, financial condition and results of operations. In addition, QuadraMed's failure to meet a customer's expectations in the performance of its services could damage its reputation and adversely affect QuadraMed's ability to attract new business.


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


IF QUADRAMED'S PRODUCTS FAIL TO ACCURATELY ASSESS, PROCESS, OR COLLECT HEALTHCARE CLAIMS OR ADMINISTER MANAGED CARE CONTRACTS, QUADRAMED COULD BE SUBJECT TO COSTLY LITIGATION AND BE FORCED TO MAKE COSTLY CHANGES TO ITS PRODUCTS.


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


THE TRADING PRICE OF QUADRAMED'S COMMON STOCK HAS BEEN, AND IS EXPECTED TO CONTINUE TO BE, EXTREMELY VOLATILE.


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


                                  PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS


         QuadraMed's Bylaws provide for (i) the appointment of seven directors, divided into three classes designated as Class I, Class II and Class III, and (ii) their election at QuadraMed's annual meeting of stockholders. The term for each class of directors is three years and directors serve until their successors are elected and qualified, or until their earlier resignation or removal. No family relationships exist between any of QuadraMed's current directors and executive officers. The following chart lists QuadraMed's directors by class and provides information regarding their age, occupation, and tenure on the Board.


CLASS I - DIRECTORS CONTINUING IN OFFICE UNTIL THE 2003 ANNUAL MEETING OF
          STOCKHOLDERS


NAME                                  PRINCIPAL OCCUPATION                         SINCE         AGE
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
                                      Officer of Robertson-Ceco Corp.



CLASS II - DIRECTORS CONTINUING IN OFFICE UNTIL THE 2001 ANNUAL MEETING


NAME                                  PRINCIPAL OCCUPATION                          SINCE         AGE
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
                                      LP, and Oxford Bioscience Partners, LP



CLASS III - DIRECTORS CONTINUING IN OFFICE UNTIL THE 2002 ANNUAL MEETING OF STOCKHOLDERS



NAME                                  PRINCIPAL OCCUPATION                          SINCE         AGE
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


LAWRENCE P. ENGLISH has been Chief Executive Officer and a director of QuadraMed since June 12, 2000. He was elected Chairman of the Board of QuadraMed effective December 31, 2000. From January 1999 until immediately prior to joining QuadraMed, Mr. English was the founder and Chief Executive Officer of Lawrence P. English, Inc., a private turn-around management firm, where he consulted to such organizations as Amedex Insurance Company and Paracelsus Healthcare Corporation. From July 1997 to January 1999, Mr. English was Chairman of the Board and Chief Executive Officer of Aesthetics Medical Management, Inc., a physician practice management company for plastic surgeons. From March 1992 until August 1996, Mr. English was president of CIGNA Healthcare, one of the largest HMO providers in the United States. Mr. English has been a director of Curative Healthcare Corporation since May 2000. He also has been Director of Paracelsus Healthcare Corporation since May 1999 and was elected Non-Executive Chairman of the Board in February 2000. Mr. English holds a Bachelor of Arts degree from Rutgers University and a Master of Business Administration from George Washington University. He also graduated from Harvard Business School's Advanced Management Program.



JAMES D. DURHAM has been a director of QuadraMed since 1993. He served as Chairman of the Board of QuadraMed from May, 1996 until December 31, 2000 and served as its Chief Executive Officer until June 12, 2000. Mr. Durham founded QuadraMed in September 1993 when he became its President and Chief Executive Officer and director. Mr. Durham is currently serving as chairman of Market Insite Group, a company that provides products and services to match businesses to geographic location. He is also a part-time employee of QuadraMed. Mr. Durham, a certified public accountant, holds a Bachelor of Science degree with honors in Industrial Engineering from the University of Florida and a Master of Business Administration with an emphasis in Finance from the University of California, Los Angeles.


ALBERT L. GREENE has been a director of QuadraMed since May 1997. Mr. Greene is the Chairman of the Board of HealthCentral.com, an online consumer health information and products service company. He has served as Chairman of HealthCentral.com since November 2000 and was its Chief Executive Officer from November 2000 until FebRuary 2001. From 1997 to 2000, Mr. Greene was the President of HealthCentral.com. From June 1996 until September 1998, Mr. Greene was the Chief Executive Officer of Sutter Health East Bay, a healthcare delivery system and the parent company of Alta Bates Health System. From May 1990 until March 1998, Mr. Greene served as the President and Chief Executive Officer of Alta Bates Medical Center, a 527-bed acute care hospital located in Berkeley, California. From January 1996 until March 1998, Mr. Greene also served as the President and Chief Executive Officer of Alta Bates Health System, the parent company of Alta Bates Medical Center. Mr. Greene has been a director of Sierra Health Services, a health and worker insurance company, since April 2000. Mr. Greene received a Masters of Hospital Administration from the University of Michigan, and is presently a diplomat of the American College of Healthcare Executives and a member of the American Hospital Association. Mr. Greene is past chair of the California Healthcare Association.

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

CORNELIUS T. RYAN has been a director of QuadraMed since March 2000, and was previously a director of QuadraMed from March 1995 to May 1999. Mr. Ryan is a founding general partner of Oxford Partners III, LP, a Delaware limited partnership since 1981 and of OBP Management, L.P. and OBP Management (Bermuda) Limited Partnership since 1992. OBP Management, L.P. and OBP Management (Bermuda) Limited Partnership are the general partners of Oxford Bioscience Partners, L.P. and Oxford Bioscience Partners (Bermuda) Limited Partnership, respectively. Mr. Ryan holds a Bachelor of Commerce in Economics from the University of Ottawa and a Master of Business Administration from the University of Pennsylvania.

MANAGEMENT

     The following table sets forth information concerning QuadraMed's executive officers and senior management, as of March 6, 2001:

NAME                         AGE       POSITION
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



LAWRENCE P. ENGLISH was named Chief Executive Officer of QuadraMed since June 12, 2000 and Chairman of the Board of QuadraMed since December 31, 2000. See "Directors" for biographical information on Mr. English.


MARK N. THOMAS has been Chief Financial Officer and Executive Vice President of QuadraMed since June 2000. From 1998 until joining QuadraMed, Mr. Thomas was the Chief Financial Officer of Lifeguard, Inc., an independent health plan. From 1993 to 1997, Mr. Thomas held executive management positions for Coregis Insurance Group and Industrial Indemnity Company, insurance companies owned by Xerox Corporation, where he served as controller, managing director and treasurer. Mr. Thomas received a Bachelor of Arts degree in Economics and Political Science from Occidental College and received a double Master of Business Administration degree in Finance and Strategic Planning from Wharton School of Business. He also earned a degree in executive education in corporate strategy from the University of Michigan.


MICHAEL H. LANZA has been Executive Vice President since September 2000. Prior to joining QuadraMed, Mr. Lanza was employed for seven years at CIGNA Corporation, a publicly owned employee benefits company. Most recently, he evaluated healthcare operations and investments in Brazil as Vice President & Assistant General Counsel, CIGNA International. Previously, Mr. Lanza supervised CIGNA HealthCare's compliance programs and directed all of CIGNA's state regulatory and government affairs. Prior to joining CIGNA, Mr. Lanza was an attorney in private practice specializing in real estate development, finance, and work out. He also was a political consultant. Mr. Lanza received a Bachelor of Arts from the University of Connecticut and a Juris Doctor from the University of Connecticut School of Law.

PETER T. VAN DER GRINTEN has been President of the Enterprise Division since January 2001. Prior to joining QuadraMed, Mr. van der Grinten was General Manager for North American operations of IMS Health Strategic Technology, a software company, from 1999 to 2000, and President, from 1997 to 1999, of National Data Corporation's Hospital Management Services Division, which provided business office outsourcing for physician practices and hospitals, several of which were QuadraMed Enterprise customers. From 1995 to 1997 he was director of the healthcare division of SAP America Inc., a health technology company. Previously, he held sales, marketing, operations, and development positions with HBO and Company, a technology company. Mr. Van der Grinten also was Chief Operating Officer of Simborg Systems, a healthcare technology company. After Simborg's acquisition by Bell Atlantic Healthcare Systems, Mr. van der Grinten served as Vice President of International Operations. Mr. van der Grinten received a Bachelor of Science degree in Computer Science from Purdue University and was a Captain in the United States Army.

MICHAEL WILSTEAD has been President of the EZ-CAP Division in January 2001 after joining QuadraMed in July 1998 as Vice President of Sales. Prior to joining QuadraMed, Mr. Wilstead served as a group president at STERIS Corporation, a microbial reduction and surgical support products company, from 1995 to 1998. In addition, he held various positions at AMSCO International and AMSCO Canada, both of which are medical equipment companies, from 1995 to 1998. Mr. Wilstead holds a Bachelor of Science degree in Business Administration from the University of Phoenix.

DEAN SOULELES, has been Chief Technology Officer since August 2000. Prior to joining QuadraMed, Mr. Souleles served as the chief technology officer and director of research and development for Chase Credit Systems, Inc., a software and technical services firm serving the mortgage credit reporting industry. For over ten years before that, Mr. Souleles served as a consultant to NASA's Jet Propulsion Laboratory as principal engineer and system architect on various space, civil and defense programs.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires QuadraMed's directors and executive officers, and persons who own more than 10% of a registered class of QuadraMed's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of QuadraMed's equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish QuadraMed with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that no Forms 5 were required for those persons, QuadraMed believes that all reporting requirements under
Section 16(a) for the fiscal year ended December 31, 2000 were met in a timely manner by its directors, executive officers, and greater than 10% beneficial owners, except that the filing of three Form 3 reports, one by Lawrence P. English, one by Mark N. Thomas, and one by Michael H. Lanza were late.

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

     In 2000, each of Messrs. Gross and Ryan received an option to purchase 10,000 shares upon his appointment to the Board in March, at an exercise price of $5.00 per share. In addition, each of Messrs. Greene, Gross, King, Roskovensky and Ryan received an option for 4,000 shares on October 5, 2000, the date of the 2000 annual meeting of stockholders, at an exercise price of $1.50.

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


                              Annual Compensation                              Long-Term Compensation


                                                               Other                            Securities
                                                               Annual          Restricted       Underlying
                              Fiscal                         Compensation         Stock         Options/        All Other
Name and Principal Position   Year     Salary($)   Bonus($)     ($)              Awards ($)     Warrants (#)   Compensation
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



-----------------------------


(1) Mr. English was appointed Chief Executive Officer of QuadraMed effective June 12, 2000 and elected Chairman of the Board effective December 31, 2000.


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



                                                                                            Potential Realizable Value
                                                                                            at Assumed Annual Rates of
                                                                                            Stock Price Appreciation
                            Individual Grants                                               for Option Term(3)
-----------------------------------------------------------------------------------------   --------------------------

                                                  Percent of
                                                  Total
                            Number of             Options        Exercise
                            Securities            Granted to     or Base
                            Underlying Options    Employees in   Price        Expiration
Name                        Granted (1)           Fiscal 2000    ($/Sh) (2)   Date              5%               10%
----                        ------------------    -----------    ----------   ----              --               ---
Lawrence P. English           1,000,000                  29%        $2.50     6/12/10         $1,570,000     $8,060,000
James D. Durham                       0                   0%
John V. Cracchiolo                    0                   0%
Mark N. Thomas                  150,000                4.35%        $1.50     10/4/10         $  141,000     $  724,500
                                200,000                 5.8%        $2.18     5/24/10         $  274,000     $1,406,000
Nancy Nelson                    100,000                 2.9%        $2.18     5/24/10         $  137,000     $  703,000
Patrick Ahearn                   75,000                2.18%        $2.18     5/24/10         $  102,750     $  527,250
Michael Wilstead                 25,000                 .73%        $1.00     12/14/10        $   15,750     $   80,750
                                100,000                 2.9%        $2.18     5/24/10         $  137,000     $  703,000
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


                                                         NUMBER OF SECURITIES UNDERLYING
                                                          UNEXERCISED OPTIONS AT FISCAL           VALUE OF UNEXERCISED
                                                                      -----------------           IN-THE-MONEY OPTIONS
                                                                   YEAR-END(#)                  AT FISCAL YEAR END($)(1)
                                                                   -----------                  ------------------------
                          SHARES
                          ACQUIRED
                          ON           VALUE
NAME                      EXERCISE(#)  REALIZED (2)     EXERCISABLE    /  UNEXERCISABLE     EXERCISABLE   /  UNEXERCISABLE
----                      -----------  ------------     -----------       -------------     -----------      -------------

Lawrence P. English                                              0              0               -                  0
James D. Durham(3)          300,000      $2,416,000        405,000     /        0               -        /         0
John V. Cracchiolo(4)       150,000      $1,208,000              0     /        0               -        /         0
Mark N. Thomas                                                   0     /     350,000            -        /         0
Nancy Nelson                                               264,510     /        0               -        /         0
Patrick Ahearn                                             232,334     /        0               -        /         0
Michael Wilstead                                            59,687     /     195,313            -        /         0


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


(4) On January 3, 2000, Mr. Cracchiolo exchanged 150,000 QuadraMed stock options for the sum of $1,208,000, which was calculated using the Black-Scholes option pricing model and the January 3, 2000 closing price of $9.6875. In lieu of receiving the $1,208,000 immediately, Mr. Cracchiolo agreed to have $604,000 of his proceeds deferred and the second $604,000 converted to 62,348 shares of QuadraMed Common Stock, which was calculated using the Black-Scholes pricing model and the January 3, 2000 closing price of $9.6875.


EMPLOYMENT AND OTHER AGREEMENTS

LAWRENCE P. ENGLISH AND MARK N. THOMAS EMPLOYMENT AGREEMENTS

         QuadraMed entered into letter agreements with Lawrence P. English and Mark N. Thomas on June 12, 2000 and May 12, 2000, respectively. The letter agreements provide for terms of two years, in each case with a provision for automatic one year extensions, unless either the executive or QuadraMed notifies the other that such party does not wish to extend the agreement. Mr. English and Mr. Thomas are currently paid salaries of $400,000 and $250,000, respectively, and may be paid such higher amounts as may from time to time be determined by QuadraMed. In addition, Mr. English and Mr. Thomas were guaranteed bonuses of $100,000 each and subsequent bonuses will be established by the Board in its sole discretion. The agreements confirmed a grant of stock options to Mr. English and Mr. Thomas to purchase 1,000,000 and 250,000 shares of Common Stock, respectively. In addition, Mr. English will be paid additional compensation in an amount equal to the net increase in his state income tax resulting solely from his becoming a California resident; and Mr. Thomas was reimbursed $22,987, representing unvested 401(k) funds with his prior employer.

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

JOHN V. CRACCHIOLO SEPARATION AGREEMENT

         On April 1, 1999, QuadraMed entered into a letter agreement with John V. Cracchiolo pursuant to which Mr. Cracchiolo served as the President and Chief Operating Officer of QuadraMed. QuadraMed entered into a Separation Agreement, dated June 12, 2000, with John V. Cracchiolo, pursuant to which Mr. Cracchiolo's employment with QuadraMed as its President and Chief Operating Officer, terminated effective June 30, 2000 and he resigned as a director and/or officer of all subsidiaries and affiliates of QuadraMed and as a trustee of QuadraMed's pension plans. QuadraMed and Mr. Cracchiolo agreed that Mr. Cracchiolo would provide consulting services to QuadraMed at the rate of $150 per hour as requested from time to time through and including October 31, 2000.

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

JAMES D. DURHAM SEPARATION AGREEMENT


         In January 1999, QuadraMed entered into a letter agreement with Mr. Durham pursuant to which Mr. Durham served as QuadraMed's Chief Executive Officer. QuadraMed entered into a Separation Agreement, dated June 12, 2000, with Mr. Durham, pursuant to which Mr. Durham's employment with QuadraMed as its Chief Executive Officer, terminated effective June 12, 2000. Mr. Durham also resigned as a director and/or officer of all subsidiaries and affiliates of QuadraMed (except ChartOne). QuadraMed and Mr. Durham agreed that Mr. Durham would continue as a part-time employee of QuadraMed and as Chairman of the Board. Mr. Durham resigned as Chairman on December 31, 2000.


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

STOCK EXCHANGE DEFERRED COMPENSATION PLAN

         Effective January 3, 2000, QuadraMed adopted a Stock Exchange Deferred Compensation Plan (the "SEDCP") to provide specified benefits to, and help retain, a select group of management and highly compensated employees who contribute materially to QuadraMed's continued growth, development and future business. The SEDCP is unfunded for tax purposes and for purposes of Title I of ERISA. A committee of the board of directors is responsible, in its sole discretion, to select the employees to participate in the SEDCP.

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

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN


         Effective January 1, 2000, QuadraMed adopted a Supplemental Executive Retirement Plan (the "SERP") to provide specified benefits to, and help retain, a select group of management and highly compensated employees who contribute materially to QuadraMed's continued growth, development and future business success. The SERP is unfunded for tax purposes and for purposes of Title I of ERISA. A committee of the Board is responsible, in its sole discretion, to select the employees to participate in the SERP.


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


                             PENSION PLAN TABLE
                      ANNUAL BENEFITS UPON RETIREMENT
                      WITH YEARS OF SERVICE INDICATED

HIGHEST ANNUAL COMPENSATION                    5 YEARS             10 YEARS              15 YEARS
---------------------------                    -------             --------              --------
$500,000................................       $125,000            $250,000              $325,000
$600,000................................       $150,000            $300,000              $390,000
$700,000................................       $175,000            $350,000              $455,000
$800,000................................       $200,000            $400,000              $520,000
$900,000................................       $225,000            $450,000              $585,000

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


         As of December 31, 2000, the "years of service" for Mr. Durham were approximately 7 years. Under Mr. Durham's Separation Agreement, his interest in the SERP will continue to vest in accordance with the terms of the SERP during the period he continues to serve as a director of QuadraMed. Mr. Durham agreed that his Separation Agreement did not constitute an Involuntary Termination as defined in the SERP. Any failure by the stockholders to elect Mr. Durham, however, as a director will immediately vest his benefits under the SERP but will not accelerate the payment of such benefits as of December 31, 2000. No QuadraMed executive officers other than Mr. Durham were participants in the SERP.


GRANTOR TRUST AGREEMENT


         Effective January 1, 2000, QuadraMed entered into a Grantor Trust Agreement with Wachovia Bank, N.A. pursuant to which QuadraMed agreed to make contributions to a trust to satisfy QuadraMed's obligations under the DCP, the SEDCP and the SERP. Upon a threatened change in control, QuadraMed is required to make contributions to the trust in an amount equal to not less than 100%, but not more than 120%, of the amount necessary to pay all benefits due under the Plans on the date the threatened change in control occurs. In the event a change in control does not occur within six months of the threatened change in control, QuadraMed has the right to recover such funds. Upon a change in control, QuadraMed is obligated to make an irrevocable contribution to the trust in an amount equal to not less than 100%, but not more than 120%, of the amount necessary to pay all benefits due under the Plans on the date the change in control occurs. QuadraMed is also obligated to fund a $125,000 expense reserve for the trustee upon a threatened change in control or a change in control. A "threatened change in control" is defined to include any pending offer for QuadraMed's outstanding shares of Common Stock, any pending offer to acquire QuadraMed by merger, or any pending action or plan to effect a change in control.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         From January 1, 2000 to October 4, 2000, QuadraMed's Compensation Committee consisted of E.A. Roskovensky and Albert L. Greene. At the October 4, 2000 Board meeting, Messrs. Roskovensky and Green resigned and Cornelius T. Ryan and Michael J. King were elected in their place. No member of the Compensation Committee was at any time during the 2000 fiscal year or at any other time an officer or employee of QuadraMed.

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

         The Compensation Committee has retained the services of an independent compensation consulting firm to provide advice on executive compensation matters including the base salary and incentive compensation levels for executive officers. Specifically, the consulting firm furnished the Committee with compensation surveys and data for purposes of comparing QuadraMed's executive compensation levels with those at companies within and outside the industry with which QuadraMed competes for executive talent and provided the Committee with specific recommendations for maintaining QuadraMed's executive compensation at a level competitive with the marketplace.

         Factors. The principal factors that were taken into account in establishing each executive officer's compensation package for the 2000 fiscal year are described below. The Compensation Committee, however, may, in its discretion, apply entirely different factors, such as different measures of financial performance, for future fiscal years.

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


                                                        Michael King





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



                                                                                  SHARES OF COMMON
                                                                                  STOCK BENEFICIALLY
                                                                                  OWNED (1)
NAME OF BENEFICIAL OWNERS                                                         NUMBER                 PERCENT
-------------------------                                                         ------                 -------
Nitin T. Mehta(2).............................................................    1,326,362              5.15%
     58 Greenoaks Drive
     Atherton, California 94027
Lawrence P. English(3)........................................................      100,000                  *
James D. Durham(4)............................................................    1,368,465               5.31%
Albert L. Greene(5)...........................................................       20,333                  *
F. Scott Gross(6).............................................................        7,944                  *
Michael J. King(7)............................................................      158,035                  *
E.A. Roskovensky(8)...........................................................       11,613                  *
Cornelius T. Ryan(9)..........................................................       23,944                  *
John V. Cracchiolo(10)........................................................       62,348                  *
Mark N. Thomas(11)............................................................          --                   *
Nancy Nelson(12)..............................................................      274,518               1.07%
Patrick Ahearn(13)............................................................      232,334                  *
Michael Wilstead(14)..........................................................       67,567                  *
All executive officers and directors as a group
(12 persons)(15)..............................................................    1,757,901                6.8%



---------------
  *  Less than 1%
(1) Percentage ownership is based on 25,754,696 shares of Common Stock outstanding on March 6, 2001. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for determining the number of shares beneficially owned and for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Represents shares beneficially owned by Nitin T. Mehta based on information contained in a Schedule 13G filed on June 15, 1998.


(3) Excludes 1,000,000 shares subject to options not exercisable within 60 days of March 6, 2001.


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

(5) Includes 20,333 shares of Common Stock issuable upon exercise of options, and excludes 1,667 shares subject to options not exercisable within 60 days of March 6, 2001.

(6) Includes 7,944 shares of Common Stock issuable upon exercise of options, and excludes 8,056 shares subject to options not exercisable within 60 days of March 6, 2001.


(7) Includes 158,035 shares of Common Stock issuable upon exercise of options, and excludes 5,287 shares subject to options not exercisable within 60 days of March 6, 2001.


(8) Includes 8,713 shares of Common Stock issuable upon exercise of options, and excludes 5,287 shares subject to options not exercisable within 60 days of March 6, 2001.

(9) Includes 23,944 shares of Common Stock issuable upon exercise of options, and excludes 8,056 shares subject to options not exercisable within 60 days of March 6, 2001.

(10) Includes 60,000 shares of Common Stock granted to Mr. Cracchiolo in October 1998. Mr. Cracchiolo resigned as President and Chief Operating Officer of QuadraMed effective June 30, 2000. See "Employment and Other Agreements; Change in Control Arrangements" for a description of Mr. Cracchiolo's Separation Agreement.


(11) Excludes 350,000 shares subject to options not exercisable within 60 days of March 6, 2001.


(12) Includes 274,510 shares of Common Stock issuable upon exercise of options.

(13) Includes 232,334 shares of Common Stock issuable upon exercise of options.


(14) Includes 65,067 shares of Common Stock issuable upon exercise of options, and excludes 189,933 shares subject to options not exercisable within 60 days of March 6, 2001.


(15) See notes 1 through (9), (11) and (14) above. Excluded are 200,000 non-qualified stock options granted to Michael H. Lanza, Executive Vice President and Corporate Secretary; 200,000 non-qualified stock options granted to Peter van der Grinten, President-Enterprise Division; and 100,000 non-qualified stock options granted to Dean Souleles, Chief Technology Officer.


ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Michael King, a QuadraMed director, is the Chief Executive Officer of Healthscribe, Inc., a provider of transcription services. During 2000, QuadraMed paid a total of $916,662.07 to Healthscribe, Inc. for transcription services. Most contracts for these services had been established before Mr. King became Chief Executive Officer of Healthscribe, Inc.


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




                                                      Quadramed corporation


Date:  April 9, 2001


                                                   By: /s/ Lawrence P. English
                                                       ------------------------
                                                       Lawrence P. English
                                                       Chairman of the Board
                                                       Chief Executive Officer




         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date indicated:




Signatures                                    Title                             Date


            *                                 Chairman of the Board and     April 9, 2001
------------------------------------          Chief Executive Officer
Lawrence P. English                           (Principal Executive
                                              Officer)
                                              Chief Financial Officer
            *                                 (Principal Financial and      April 9, 2001
-------------------------------------         Accounting Officer)
Mark N. Thomas


            *                                 Director                      April 9, 2001
------------------------------------
James D. Durham


            *                                 Director                      April 9, 2001
------------------------------------
Albert L. Greene


            *                                 Director                      April 9, 2001
------------------------------------
F. Scott Gross


            *                                 Director                      April 9, 2001
------------------------------------
Michael J. King


            *                                 Director                      April 9, 2001
-------------------------------------
E. A. Roskovensky


            *                                 Director                      April 9, 2001
-------------------------------------
Cornelius T. Ryan


 * By: /s/ Lawrence P. English
       ------------------------------
           Lawrence P. English
           Attorney-in-Fact




                               EXHIBIT INDEX

2.1 Securities Purchase Agreement dated September 28, 2000, by and between QuadraMed Corporation, QuadraMed Operating Corporation, and investors whose names and addresses are set forth on Schedule I thereto. (13)

2.1 Securities Purchase Agreement dated as of May 5, 2000 by and among QuadraMed Corporation, QuadraMed Operating Corporation, Certain Investors and ChartOne, Inc. (9)


2.2 Asset Contribution Agreement dated as of May 3, 2000 by and among QuadraMed Corporation, QuadraMed Operating Corporation and ChartOne, Inc.


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




                                               QUADRAMED CORPORATION
                                         VALUATION AND QUALIFYING ACCOUNTS
                                                  (IN THOUSANDS)

                                                            Additions
                                             Balance at    Charged to       Additions
                                            Beginning of    Costs and   Charged to Other                  End of
Description                                     Year        Expenses        Accounts*      Deductions      Year
-----------                                     ----        --------       ----------      ----------      ----
Year ended December 31, 1998
     Allowance for doubtful accounts......  $     2,834    $   6,089       $     1,902    $  (6,097)    $  4,728
Year ended December 31, 1999
     Allowance for doubtful accounts......  $     4,728    $   3,816       $         -    $  (4,414)    $  4,130
Year ended December 31, 2000
     Allowance for doubtful accounts......  $     4,130    $   1,335       $         -    $  (3,061)    $  2,404

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
                           December                                December                                    December
Description               31, 1998    Additions     Payments (1)   31, 1999     Additions     Payments (1)     31, 2000
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

      The components of the net deferred tax asset are as follows (in thousands):

                                               Year Ended December 31,
                                              ---------------------------
                                                2000     1999     1998
                                                ----     ----     ----
Deferred tax assets:
    Research and development credits....       $ 2,415  $ 1,182  $ 1,182
    Net operating loss carryforwards....        17,302   15,740   11,639
    Accruals and reserves...............         7,525    5,361    6,736
    Write-off of acquired research and
     development in process.............         1,783    1,976    2,207
                                               -------  -------  -------
                                                29,025   24,259   21,764
                                               -------  -------  -------
Deferred tax liabilities:
    Depreciation........................           675    1,142      553
    Intangible assets...................         1,396      452      849
                                               -------  -------  -------
                                                 2,071    1,594    1,402
Net deferred tax asset before
allowance...............................        26,954   22,665   20,362
Valuation allowance.....................       (26,954) (22,665) (20,362)
                                               -------  -------  -------
     Net deferred tax asset                    $     -  $     -  $     -
                                              ======== ======== ========

      The significant components of the provision for income taxes are as follows (in thousands):

                                                2000     1999     1998
                                                ----     ----     ----
Current:
     Federal.............................        1,208      800    3,674
     State...............................          200      717      629
                                                -------  -------  -------
                 Total current...........        1,408    1,517    4,303
Deferred:
     Federal.............................       (3,543)  (1,958)  (4,162)
     State...............................         (746)    (345)    (734)
                                                -------  -------  -------
                 Total deferred..........       (4,289)  (2,303)  (4,896)
     Change in valuation allowance, net of
       the effect of acquisitions........        4,289    2,303    4,896
                                                ------   -------  -------
                                                 1,408    1,517    4,303
                                                =======  =======  =======

      Reconciliation of the provision for income taxes computed at the statutory rate to the effective tax rate is as follows:

                                                  2000    1999    1998
                                                  ----    ----    ----
Federal income tax rate......................     (34) %   (34) %  (34) %
Change in valuation allowance................       8       21      38
Acquisition costs............................      24       24      27
Other taxes and credits......................       5        3       2
                                                 ----    -----    -----
       Effective tax rate....................       3  %    14  %  33  %
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






  UNAUDITED QUARTERLY RESULTS OF OPERATIONS/SUPPLEMENTARY FINANCIAL
                                INFORMATION


                           QUADRAMED CORPORATION

                                                                          PAGE
Unaudited Quarterly Results of Operations/Supplementary Financial
Information............................................................    G-2



QUADRAMED CORPORATION
UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA
---------------------------------------------------------------------------------------

                                                         QUARTER
                                      -------------------------------------------------
(thousands of dollars, except per
share amounts)                        FIRST     SECOND    THIRD     FOURTH    TOTAL
---------------------------------------------------------------------------------------
2000
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
