Form 10-Q
period 2001-03-31
QUADRAMED CORP
filed 2001-05-15
CIK 1018833

===============================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                              ---------------

                                 FORM 10-Q
                              ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of May 11, 2001, there were 25,754,696 shares of the Registrant's Common Stock outstanding, par value $0.01. This quarterly report on Form 10-Q consists of 29 pages of which this is page 1. The Exhibit Index is located at page 28.



                           QUADRAMED CORPORATION

                             TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER

                       PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets as of March 31, 2001
            and December 31, 2000.....................................      3
          Condensed Consolidated Statements of Operations for the
            three months ended March 31, 2001 and 2000.................     4
          Condensed Consolidated Statements of Cash Flows for the three
            months ended March 31, 2001 and 2000.......................     5
          Notes to Condensed Consolidated Financial Statements.........     6
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................    14
Item 3.   Quantitative and Qualitative Disclosures About Market Risk...    16

                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings............................................    26
Item 2.   Changes in Securities and Use of Proceeds....................    26
Item 3.   Defaults Upon Senior Securities..............................    26
Item 4.   Submission of Matters to a Vote of Security Holders..........    26
Item 5.   Other Information............................................    26
Item 6.   Exhibits and Reports on Form 8-K.............................    26




                           QUADRAMED CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except per share amounts)

                                                                                         March 31,     December 31,
                                                                                           2001           2000
                                                                                       ------------    ------------
                                                     ASSETS                            (Unaudited)
Current Assets:
    Cash and cash equivalents                                                        $      42,873    $     27,368
    Restricted cash                                                                          7,511           7,995
    Short-term investments                                                                   2,065          12,296
    Accounts receivable, net of allowance for uncollectible
       accounts of $2,680 and $2,404, respectively                                          41,986          36,879
    Unbilled receivables                                                                     6,833           7,995
    Notes and other receivables                                                                600             689
    Prepaid expenses and other current assets                                                2,178           1,936
                                                                                       ------------    ------------
           Total current assets                                                            104,046          95,158
                                                                                       ------------    ------------

    Long-Term Investments                                                                    1,006           1,019
    Long-Term Notes Receivable                                                               3,600           3,600
    Equipment, at cost:
       Equipment                                                                            29,337          28,774
       Less accumulated depreciation and amortization                                      (21,148)        (20,200)
                                                                                       ------------    ------------
           Equipment, net                                                                    8,189           8,574
                                                                                       ------------    ------------
    Capitalized Software Development, net of accumulated
       amortization of $6,263 and $5,517, respectively                                       8,968           9,713
    Acquired Software, net of accumulated amortization of $3,666
       and $3,441, respectively                                                              1,155           1,380
    Intangibles, net of accumulated amortization of $18,890 and $17,443,
    respectively                                                                            27,147          28,593
    Marketable Investments                                                                     562             638
    Other Long Term Assets                                                                   6,141           7,270
                                                                                       ------------    ------------
           Total Assets                                                              $     160,814    $    155,945
                                                                                       ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current maturities of capital lease obligations                                  $         116     $       323
    Accounts payable                                                                           371             699
    Accrued payroll and related                                                              7,046           7,515
    Accrued interest                                                                         2,516           1,006
    Other accrued liabilities                                                                9,663          10,256
    Deferred revenue                                                                        20,543          12,564
                                                                                       ------------    ------------
             Total current liabilities                                                      40,255          32,363
    Capital Lease Obligations, less current portion                                             90             128
    Convertible Subordinated Debentures                                                    115,000         115,000
    Net Liabilities of Discontinued Operations                                               4,133           4,133
                                                                                       ------------    ------------
             Total liabilities                                                             159,478         151,624
                                                                                       ------------    ------------

Stockholders' Equity:
    Common stock, $0.01 par, 50,000 shares authorized, 25,755 shares issued
       and outstanding                                                                         191             191
    Additional paid-in-capital                                                             268,485         268,485
    Accumulated other comprehensive loss                                                    (4,081)         (4,028)
    Accumulated deficit                                                                   (263,259)       (260,327)
                                                                                       ------------    ------------
           Total stockholders' equity                                                        1,336           4,321
                                                                                       ------------    ------------
           Total Liabilities and Stockholders' Equity                                 $    160,814    $    155,945
                                                                                       ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

===============================================================================


                           QUADRAMED CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                (Unaudited)


                                                                                    THREE MONTHS ENDED
                                                                                           MARCH 31,

                                                                                    2001                2000
                                                                                --------------     ----------------
                                                                                                   (Restated)(1)(2)
Revenues:
       Licenses                                                               $        22,441    $          18,171
       Services                                                                        10,367               15,005
                                                                                --------------     ----------------
           Total revenues                                                              32,808               33,176

Operating Expenses:
       Cost of licenses                                                                 6,354                7,026
       Cost of services                                                                 4,698               10,008
       General and administration                                                      13,846               14,202
       Sales and marketing                                                              3,832                6,124
       Research and development                                                         3,523                5,834
       Amortization of intangibles and acquired software                                1,671                2,176
       Impairment of intangible assets                                                      0                  927
       Non recurring charges                                                                0               12,054
                                                                                --------------     ----------------
           Total operating expenses                                                    33,924               58,351
                                                                                --------------     ----------------

Loss from Operations                                                                   (1,116)             (25,175)
                                                                                --------------     ----------------

Other Income (Expense):
       Interest (expense)                                                              (1,658)              (1,652)
       Interest income                                                                    551                  448
       Other income (expense), net                                                       (628)                 (60)
                                                                                --------------     ----------------
           Total other (expense), net                                                  (1,735)              (1,264)
                                                                                --------------     ----------------

Loss Before Income Taxes                                                               (2,851)             (26,439)
       Income tax (provision) benefit                                                     (81)                 243
                                                                                --------------     ----------------
Loss from Continuing Operations                                                        (2,932)             (26,196)
       Income from discontinued operations (net of tax)                                     0                  667
                                                                                --------------     ----------------
Net Loss Available to Common Stockholders                                     $        (2,932)    $        (25,529)
                                                                                ==============     ================

Basic and Diluted Net Loss per Share from Continuing Operations               $         (0.11)    $          (1.03)
                                                                                ==============     ================
Basic and Diluted Net Income per Share from Discontinued Operations           $            --    $            0.03
                                                                                ==============     ================
Basic  and Diluted Net Loss per Share Available to Common
       Stockholders                                                           $         (0.11)    $          (1.00)
                                                                                ==============     ================

Weighted Average Common and Equivalent Shares Outstanding:
       Basic and Diluted                                                               25,755               25,404
                                                                                ==============     ================

(1) Prior year financial statements have been restated to present the Release of Information ("ROI") Division as a discontinued operation.
(2) Prior year financial statements have been restated to be consistent with current year reclassification of cost of licenses, cost of services, general and administration, sales and marketing, and research and development.

       The accompanying notes are an integral part of these condensed consolidated financial statements

===============================================================================


                           QUADRAMED CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                                                                    THREE MONTHS ENDED
                                                                                                        MARCH 31,

                                                                                              -------------------------------
                                                                                                  2001              2000
                                                                                              ------------    ---------------
                                                                                                                (Restated)(1)
Cash Flows from Operating Activities:
    Net                                                                                     $      (2,932)   $       (25,529)
    loss
    Adjustments to reconcile net loss to net cash used for operating activities:
       Depreciation and amortization                                                                3,501              3,457
       Amortization of deferred compensation                                                           --                168
       Write-off of long term investments                                                             980                 --
       Write-off of capital software                                                                   --              1,150
       Impairment of intangible assets                                                                 --                927
       Noncash settlement of litigation                                                                --                 28
       Cash flows from discontinued operations                                                         --               (527)
    Changes in assets and liabilities, net of acquisitions:
       Accounts receivable and unbilled receivables, net                                           (3,945)            20,594
       Prepaid expenses and other                                                                    (153)            (3,339)
       Accounts payable and accrued liabilities                                                       120             (7,161)
       Deferred revenue                                                                             7,979              4,007
                                                                                           ---------------    ---------------
          Cash provided by (used in) operating activities                                           5,550             (6,225)
                                                                                           ---------------    ---------------
Cash Flows from Investing Activities:
    Cash paid for the acquisition of other companies, net of cash acquired                             --               (244)
    Maturity (purchase) of available-for-sale securities, net                                      10,279              9,557
    Additions to equipment                                                                           (580)            (1,089)
    Disposal of equipment                                                                              17                 --
    Change in restricted cash                                                                         484                 --
    Capitalization of computer software development costs                                              --               (643)
                                                                                           ---------------    ---------------
          Cash provided by investing activities                                                    10,200              7,581
                                                                                           ---------------    ---------------
Cash Flows from Financing Activities:
    Payments of principal on capital lease obligations                                               (245)               (15)
    Borrowings (repayments) under notes and loans payable                                              --                 (2)
    Issuance of common stock through Employee Stock Purchase Plan                                      --                448
    Proceeds from exercise of common stock options and warrants to
      purchase common stock                                                                            --                437
                                                                                           ---------------    ---------------
          Cash (used in) provided by financing activities                                            (245)               868
                                                                                           ---------------    ---------------
    Net increase in cash and cash equivalents                                                      15,505              2,224
Cash and Cash Equivalents, beginning of period                                                     27,368             10,623
                                                                                           ---------------    ---------------
Cash and Cash Equivalents, end of period                                                    $      42,873      $      12,847
                                                                                           ===============    ===============

Supplemental Disclosure of Cash Flow Information:
Cash paid for taxes                                                                         $          36      $         128



(1) Prior year financial statements have been restated to present the Release of Information ("ROI") Division as a discontinued operation.

         The accompanying notes are an integral part of these condensed consolidated financial statements.





                           QUADRAMED CORPORATION

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2001



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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         (a)      Basis of Presentation and Principles of Consolidation

         These condensed consolidated financial statements include the accounts of QuadraMed Corporation and all significant business divisions and subsidiaries (hereinafter "QuadraMed") and have been prepared in conformity with (i) generally accepted accounting principles; and (ii) the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). All significant intercompany accounts and transactions between QuadraMed and its subsidiaries are eliminated in consolidation.

         These financial statements reflect all adjustments that are, in management's opinion, necessary for a fair presentation of our results of operations and financial condition. All adjustments that have been included in these financial statements are of a normal recurring nature.

         Results of QuadraMed's Release Of Information ("ROI") Division are reported as discontinued operations because control of that business was transferred in May of 2000. Unless otherwise indicated, amounts in these statements exclude the effects of all discontinued operations.

         (b)      Reclassifications

         Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the 2001 presentation. Specifically, March 31, 2000 financial statements have been restated to be consistent with the current classification of cost of licenses, cost of services, general and administration, sales and marketing, research and development, marketable investments and discontinued operations.

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

         (d)      Cash and Cash Equivalents

         QuadraMed treats all certificates of deposit, money market accounts, and commercial paper with maturities of three months or less, as cash equivalents.

         (e)     Restricted Cash

         As collateral for stand-by letters of credit, QuadraMed had restricted cash balances of $7.5 million and $1.0 million at March 31, 2001 and 2000, respectively. These balances are secured with certificates of deposit.

         (f)      Investments

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

         During the quarter ended March 31, 2001 $10.3 million in short-term investments matured and is reflected as cash and cash equivalents on the current balance sheet.

         (g)      Equipment

         Equipment is stated at cost and depreciated using the straight-line method over its estimated useful life, which is generally from three to five years. Depreciation expense was $1.0 million and $1.1 million for quarter ending March 31, 2001, and 2000, respectively. Leasehold improvements are amortized over the term of the lease.
Maintenance and repairs are expensed as incurred.

         (h)      Intangibles

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

         (i)      Revenue Recognition

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

         QuadraMed's software products (enterprise-wide systems and specific applications) can be licensed individually or as a suite of interrelated products. Licenses are granted for a specified term (generally ranging from one to three years; typically paid monthly or annually) or in perpetuity. Revenues from enterprise-wide systems are recognized on the basis of percentage of completion. Term licenses for specific applications are recognized monthly or annually over the term of the license arrangement, beginning at the date of installation. Revenues from perpetual licenses for specific applications are recognized upon shipment of the software if there is persuasive evidence of an agreement, collection of the resulting receivable is probable, and the fee is fixed and determinable. If there is a contractual acceptance period, revenues are recognized on the earlier: of (i) acceptance; or (ii) the expiration of the acceptance period. Software-related service revenue is recognized upon completion of installation. Unbilled receivables consist of work performed or software delivered which has not been billed pursuant to the customer contract. Post-installation customer support is recognized ratably over the term of the support period. Deferred revenue is revenue received in advance from customers for future work. Costs of software products include hardware, royalties to third parties, and installation costs. QuadraMed also capitalizes a portion of software product costs for internally developed software products. These capitalized costs relate primarily to the development of new products and the extension of applications to new markets or platforms using existing technologies. The capitalized costs are amortized on a straight-line basis over the estimated lives of the products, commencing when each product is available to the market.

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

         (j)      Income Taxes

         QuadraMed accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS No. 109"). SFAS No. 109 provides for an asset and liability approach to accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.

          (k)     Net Income (Loss) Per Share

         Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and convertible subordinated debentures (using the if converted method). Common equivalent shares are excluded from the diluted computation only if their effect is anti-dilutive. As the Company recorded a net (loss) in the three months ended March 31, 2001 and 2000, no common equivalent shares are included in diluted weighted average common shares outstanding for those periods.

         (l)      Comprehensive Income

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


         The components of comprehensive income (loss) for the three months ended March 31, 2001 and 2000 are as follows:

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                           (In thousands)
                                                                   -------------------------------
                                                                        2001             2000
                                                                   ---------------   -------------
Net income (loss)                                                     $   (2,932)     $  (25,529)
Unrealized gain (loss) on available-for-sale securities               $      (53)     $   (2,016)
                                                                   --------------    ------------
Comprehensive income (loss)                                           $   (2,985)     $  (27,545)
                                                                   ==============    ============


3.       SUBORDINATED CONVERTIBLE DEBENTURES

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


4.       DISCONTINUED OPERATIONS

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

    Condensed and summarized balance sheet data for the discontinued operations of Antrim and HSII is summarized as follows, (in thousands):

                                                                   Balance as of
                                                         March 31,          December 31,
                                                           2001                  2000
                                                   --------------------- --------------------
 Assets:
      Current assets:
      Cash and cash equivalents                              $        -           $        -
      Accounts receivable
                                                                      -                    -
      Other current assets                                          205                  205
                                                   --------------------- --------------------
              Total current assets                                  205                  205

 Property and equipment, net
                                                                      -                    -
 Other and intangible assets, net
                                                                      -                    -
                                                   --------------------- --------------------
              Total assets                                     $    205             $    205
                                                   ===================== ====================
 Liabilities:
      Current liabilities                                         4,338                4,338
      Non-current liabilities                                         -                    -
                                                   --------------------- --------------------
             Total liabilities                                    4,338                4,338
                                                   --------------------- --------------------
 Net liabilities of discontinued operations                   $   4,133            $   4,133
                                                   ===================== ====================


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

         Results of the ROI Division have been included in discontinued operations for all periods, as required by APB-30. For the three months ended March 31, 2000, results from discontinued operations, net of income taxes, were $0.7 million as follows, (in thousands):




                                                            March 31, 2000
                                                       --------------------

 Revenues                                                   $    14,111
 Costs and expenses                                              13,001
                                                       --------------------

 Gain from discontinued operations before
      Income taxes                                                1,110
 Provision for income taxes                                        (443)
                                                       --------------------
 Income from discontinued operations                         $      667
                                                       ====================

         There were no results from discontinued operations during the quarter ended March 31, 2001.

5.       NON-RECURRING CHARGES

         During the quarter ended March 31, 2001, QuadraMed recorded no non-recurring charges.

         During the quarter ended March 31, 2000, QuadraMed recorded approximately $12.1 million of non-recurring charges. Those charges were primarily related to the sunsetting of the EnOvation product, the write-down of certain other receivables, and payments to employees for severance agreements and costs associated with office closures. In addition, there were costs related to further product integration efforts and product consolidation.

         The following table sets forth QuadraMed's restructuring and non-specific litigation reserves and the activity against these reserves during the current three months ending March 31, 2001 (in thousands):

                                 Balance at                              Balance at
 Description                 December 31, 2000       Change (1)        March 31, 2001
------------                 -----------------       ----------        --------------

Restructure/Other........       $      3,206         $    (923)          $     2,283
Non-Specific Legal.......              1,616              (874)                  742
                            --------------------   ----------------   ------------------
Total reserves..........        $      4,822        $   (1,797)          $     3,025
                            ====================   ================   ==================


(1) Termination benefits included in restructuring/other payments during 2001 amounted to $0.4 million


6.       INTANGIBLES

         During the quarter ended March 31, 2001 and 2000 amortization of intangibles was $1.7 million and $2.2 million, respectively. There were no charges or write-downs of intangible assets during the quarter ended March 31, 2001.

         During the quarter ended March 31, 2000, QuadraMed recorded a $0.9 million charge for the write-down of certain intangible assets determined to be impaired in accordance with SFAS No. 121, "Impairment of Long-Lived Assets."


7.       CONTINGENCIES OR OTHER UNCERTAINTIES

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

         From time to time in the normal course of its business, QuadraMed may be involved in litigation relating to its operations. As of March 31, 2001, QuadraMed was not a party to any legal proceedings that, if decided adversely, would, individually or in the aggregate, have a material adverse effect on QuadraMed's business, financial condition or results of operations.

8.       INFORMATION ON BUSINESS SEGMENTS

         QuadraMed reorganized its operations in 2000 to focus on five operating segments: Enterprise Products and Services Division, HIM Software Division, HIM Services Division, EZ-Cap Division, and Financial Services Division. Although not reported as a business segment, QuadraMed also generated approximately five percent of its revenue from specialty product lines discontinued or not aligned with an operating division referenced as Other. This reorganization was undertaken to more closely align products targeted to shared markets, to more accurately measure financial performance by product/division, and to establish greater management accountability. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. QuadraMed evaluates financial performance by division as summarized in the subsequent table. The financial results for these operating segments for prior years have been restated on an estimated basis.

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

         The EZ-CAP Division provides medical groups, independent practice associations, hospitals, and health plans with a complete managed care claims payment and management information system incorporating eligibility, plan benefits, providers, claims, capitation, case management, and customer service. This Division also includes education services, seminars, and training for healthcare organizations.

         The Financial Services Division provides resources to healthcare providers to reduce accounts receivables' backlogs and accelerate cash flow. The Division conducts analysis of patient accounts to identify outstanding or underpaid third party payments, to re-bill, and to follow-up on third party claims.


                                           FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                                          (in thousands)

                                                    HIM         Him       Financial                   All      Consolidated
 Description                       Enterprise    Products     Services    Services      EZ-CAP     Other (1)      Total
----------------------------------------------------------------------------------------------------------------------------

 Total revenues                   $   13,271     $  6,449     $  4,809    $  3,049     $ 3,653     $ 1,577    $    32,808
                                  ==========================================================================================

 Interest income                         266            -           74          53         118          40            551
 Interest expense                       (669)        (326)        (242)       (154)       (184)        (83)        (1,658)
                                  ------------------------------------------------------------------------------------------
 Interest income (expense), net   $     (403)    $   (326)    $   (168)   $   (101)    $   (66)    $   (43)   $    (1,107)
                                  ==========================================================================================

 Depreciation & amortization
   expense                        $      845     $  1,594     $    358    $    195     $   212     $   297    $     3,501
                                  =========================================================================================
 Income tax (provision) benefit
                                  $      (17)    $     72     $      3    $      0     $   (16)    $  (123)   $       (81)
                                  =========================================================================================
 Segment earnings (loss)          $      562     $ (2,372)    $    (76)   $     10     $   525     $(1,581)   $    (2,932)
                                  ==========================================================================================
 Segment assets                   $   28,875     $ 52,937     $ 28,561    $  6,324     $18,455     $25,662    $   160,814
                                  ==========================================================================================


 (1) All Other includes specialty products, immaterial product lines and unallocated corporate charges.


                                            FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                           (in thousands)

                                                    HIM         Him       Financial                   All     Consolidated
 Description                       Enterprise    Products     Services    Services      EZ-CAP     Other (1)      Total
----------------------------------------------------------------------------------------------------------------------------

 Total revenues                   $   9,365    $   5,889    $   9,531    $   2,870      $ 2,862    $  2,659    $   33,176
                                  ==========================================================================================
 Interest income                        203           92           52           37           64           -           448
 Interest expense                      (468)        (295)        (476)        (143)        (137)       (133)       (1,652)
                                  ------------------------------------------------------------------------------------------
 Interest income (expense), net   $    (265)   $    (203)   $    (424)   $    (106)     $   (73)   $   (133)   $   (1,204)
                                  ==========================================================================================

 Depreciation & amortization
   expense                        $     315    $   1,536    $     513    $     159      $    26    $    908    $    3,457
                                  ==========================================================================================
 Income tax (provision) benefit   $     (88)   $      (8)   $      90    $       2      $   (25)   $    272    $      243
                                  ==========================================================================================
 Segment earnings (loss)          $   2,945    $     261    $  (3,000)   $     (78)     $   818    $(26,475)   $  (25,529)
                                  ==========================================================================================
 Segment assets                   $  42,009    $  50,827    $  36,420    $   7,619      $11,678    $ 40,616    $  189,169
                                  ==========================================================================================


 (1) All Other includes specialty products, immaterial product lines and unallocated corporate charges.


9.       SUBSEQUENT EVENTS.

         None.


10.      RECENT ACCOUNTING PRONOUNCEMENTS.

         QuadraMed adopted The Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133," effective January 1, 2001. Because of QuadraMed's limited use of derivative instruments, QuadraMed has elected not to account for its derivative instruments as hedges. Accordingly, upon adoption the fair values of derivative instruments will be recorded as assets or liabilities on the balance sheet, and changes in fair values of these instruments beyond normal sales and purchases will be reflected in current income. QuadraMed may elect to apply hedge accounting, which has different financial statement effects, to possible future transactions involving derivative instruments, if significant. Such an election would reduce earnings volatility that might otherwise result if changes in fair values were recognized in current income. The adoption of SFAS No. 133 and SFAS No. 138 did not have a significant impact on QuadraMed's results of operations or financial position.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In this Quarterly Report on Form 10-Q, QuadraMed and its management discuss and make statements regarding their intentions, beliefs, and current expectations regarding QuadraMed's future operations and performance. Such statements are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as "anticipates," "believes," "expects," "will," "should" and "intends" and their negatives. QuadraMed and its management caution prospective investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in QuadraMed's future performance. QuadraMed and its management make forward-looking statements based on currently available information and assume no obligation to update these statements due to changes in underlying factors, new information, future developments, or otherwise.

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

         From 1993 to 1999, acquisition-based growth was an integral part of QuadraMed's business strategy. During this time, QuadraMed completed twenty-eight (28) acquisitions, with twenty-three (23) occurring between 1997 and 1999. This rapid growth had several consequences. First, QuadraMed significantly increased the range of health information management products and services that it offers to healthcare providers. Second, QuadraMed increased its market share in the health information management industry. Third, QuadraMed acquired access to public markets and has lowered its capital costs. At the same time, however, integration issues have delayed anticipated synergies and efficiencies, and, since 1997, QuadraMed incurred annual after-tax losses. Further, the acquisitions have produced substantial goodwill that reduces future earnings.

         During 2000 and the quarter ended March 31, 2001, QuadraMed focused on integrating its businesses and making financial and operational improvements. As part of this strategy, QuadraMed has reduced expenses, sold non-strategic assets for cash, settled outstanding litigation, made several management changes, and re-aligned the organization into five operating divisions:

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

o Health Information Management Services Division, which provides (1) health information interim management, management consulting and outsourcing services; (2) coding, compliance and education services; (3) compliance, legal and regulatory services; and (4) charge description master reviews.

o Financial Services Division, which identifies and collects receivables for hospitals and medical groups.

o EZ-CAP Division, which provides (1) software designed to support managed care risk-taking organizations, such as medical groups, physician-health organizations, independent practice associations, and medical service organizations; and
              (2) seminars for doctors and medical professionals.


Revenues

         Licenses. License revenues include license, installation, consulting and post-contract support fees, third-party hardware sales and other revenues related to licensing of QuadraMed's software products. License revenues for the quarter ended March 31, 2001 were $22.4 million, compared to $18.2 million in the same period last year. The increase in license revenues was principally attributable to revenue recognized on several Affinity contracts.

         Services. Service revenues for the quarter ended March 31, 2001 were $10.4 million, compared to $15.0 million in the same period last year. The decrease in service revenues was principally due to loss of two large medical records outsourcing contracts in the fourth quarter of 2000.

Cost of Revenues

         Cost of Licenses. Cost of licenses consists primarily of salaries, benefits and allocated costs related to software installations, hardware costs, customer support and royalties to third parties. Cost of licenses for the quarter ended March 31, 2001 were $6.4 million, 9.6% less than $7.0 million in the same period last year. As a percentage of license revenues, cost of licenses were 28.3% for the quarter ended March 31, 2001, compared with 38.7% in the same period last year. The decrease in the cost of licenses and associated increase in margin resulted primarily from tighter management of expenses.

         Cost of Services. Cost of services includes expenses associated with services performed in connection with health information management and business office outsourcing, compliance and consulting services. Cost of services for the quarter ended March 31, 2001 were $4.7 million, 53.1% less than $10 million in the same period last year. As a percentage of service revenues, cost of services were 45.3% for the quarter ended March 31, 2001, compared with 66.7% in the same period last year. The decrease in the cost of services and associated increase in margin resulted from the aforementioned management of expenses.

Operating Expenses


         General and Administration. General and administration expenses for the quarter ended March 31, 2001 were $13.8 million, 2.5% less than $14.2 million in the same period last year. As a percentage of total revenues, general and administration expenses were 42.2% for the quarter ended March 31, 2001, compared to 42.8% in the same period last year. General and administration expenses decreased primarily as a result of the restructuring actions taken in 2000.


         Sales and Marketing. Sales and marketing expenses for the quarter ended March 31, 2001 were $3.8 million, 37.4% less than $6.1 million in the same period last year. As a percentage of total revenues, sales and marketing expenses were 11.7% for the quarter ended March 31, 2001, compared to 18.5% in the same period last year. Sales and marketing expenses decreased primarily as a result of the restructuring actions taken in 2000.


         Research and Development. Research and development expenses for the quarter ended March 31, 2001 were $3.5 million, 39.6% less than $5.8 million in the same period last year. As a percentage of total revenues, research and development costs were 10.7% for the quarter ended March 31, 2001, compared to 17.6% in the same period last year. Research and development expenses decreased primarily as a result of a reduction in product versions and associated maintenance requirements.


         QuadraMed believes that research and development expenditures are essential to maintaining its competitive position. As a result, QuadraMed intends to continue to make investments in the development of new products and in the further integration of acquired technologies.


         Amortization of Intangibles. Amortization of intangibles for the quarter ended March 31, 2001 decreased 23.2% to $1.7 million, compared to $2.2 million in the same period last year. The decrease in amortization of intangibles was primarily due to the write-down of certain intangible assets during 2000 and reclass of some from goodwill to capitalized software.


         Acquisition Costs. There were no acquisition charges for the quarter ended March 31, 2001 and 2000.


         Non-Recurring Charges. There were no non recurring charges for the quarter ended March 31, 2001.


         Interest Expense. Interest expense was $1.7 million for both the quarter ended March 31, 2001 and 2000. Interest expense for the quarter ended March 31, 2001 and 2000 was principally related to QuadraMed's $115 million convertible subordinated debentures, which were issued in May 1998, partially offset by interest income from QuadraMed's cash and investments.


Interest Income


         Interest income for the quarters ended March 31, 2001 and March 31, 2000 was $0.6 million and $0.4 million, respectively. The slight increase in the quarter ending March 31, 2001 was due to QuadraMed's increased holdings of cash and cash equivalents and short term investments.


Liquidity and Capital Resources


         At March 31, 2001, QuadraMed had $42.9 million in cash and cash equivalents, compared to $27.4 million at December 31, 2000.


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


         Net cash provided by (used in) operating activities was $5.6 million and ($6.2) million for the quarter ended March 31, 2001 and 2000, respectively. The increase in cash provided by operating activities principally reflected the improvement in collections on receivables balances and the lower operating expenses.


         Net cash provided by investing activities was $10.2 million and $7.6 million for the quarter ended March 31, 2001 and 2000, respectively. Investing activities for the quarter ended March 31, 2001 and 2000 primarily related to the maturity of short-term investments.


         Net cash (used in) provided by financing activities was ($0.2) million and $0.9 million for the quarter ended March 31, 2001 and 2000, respectively. Net cash used in financing activities for the quarter ended March 31, 2001 related to payments of principal capital lease obligations. Net cash provided by financing activities for the quarter ended March 31, 2000 primarily related to the proceeds from the exercise of common stock options and purchases through the Employee Stock Purchase Plan.


         QuadraMed believes that its cash and investments and borrowing capacity on March 31, 2001 is sufficient to fund operations at least through December 31, 2001.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.


Interest Rate Risk


         QuadraMed's exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its convertible subordinated debentures. QuadraMed intends to ensure the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk. QuadraMed invests in high-quality issuers, including money market funds, corporate debt securities, and debt securities issued by the United States government. QuadraMed has a policy of investing in securities with maturities of two years or less. QuadraMed does not invest in derivative financial or foreign investments. The table below presents fair values of principal amounts and weighted average interest rates for QuadraMed's investment portfolio as of March 31, 2001 (in thousands, except average interest rates):



                                                          Aggregate         Weighted Average Interest
                                                          Fair Value                  Rate

Cash and cash equivalents:


Cash...................................................   $  3,179                 --
                                                          ---------


Money market funds...................................     $ 39,694               5.21%
                                                          ---------

Total cash and cash equivalents......................     $ 42,873
                                                          =========

Short-term investments:

Corporate debt securities............................     $  2,065               6.58%
                                                          ---------

Total short-term investments.........................     $  2,065
                                                          =========

Long-term investments:

Corporate debt securities............................     $    475               6.96%

Debt securities issued by the U.S. government........          531               6.40%
                                                           --------

Total long-term investments..........................     $  1,006
                                                          =========

         Outstanding Debt. As of March 31, 2001, QuadraMed had outstanding long-term debt of $115,000,000, consisting of its convertible subordinated debentures that mature as follows (in thousands, except average interest rates):


 Maturity                   Carrying                   Fair               Weighted Average
   Date                      Amount                   Value                Interest Rate
   ----                      ------                   -----                -------------
   2005                     $115,000                 $54,050                     5.25%


         QuadraMed is not exposed to material changes in interest rate because the interest rate on its convertible subordinated debentures, the bulk of QuadraMed's debt, is fixed at 5.25%.


Foreign Currency Risk


Although QuadraMed from time to time sells its products internationally, all such transactions are denominated in U.S. currency and there is no foreign currency fluctuation risk.


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


         QuadraMed incurred net losses of $54.8 million, $12.3 million, and $21.4 million in 2000, 1999, and 1998, respectively, and a net loss of $2.9 million for the quarter ended March 31, 2001. As of March 31, 2001, QuadraMed's accumulated deficit was $263.3 million. Included in these losses are the effect of both operating losses and write-offs for in-process research and development of $1.7 million and $14.5 million in 1999 and 1998, respectively. No in-process research and development write-offs occurred in 2000, or in the quarter ended March 31, 2001. Furthermore, in connection with its acquisitions, QuadraMed may be required to amortize significant expenses related to goodwill and other intangible assets in future periods. Accordingly, if QuadraMed's operating results do not improve to offset these and other expenses, QuadraMed may continue to experience losses in future periods and may never be profitable.


QuadraMed's quarterly operating results are subject to fluctuations, which could adversely affect its net income and financial results.


         QuadraMed's quarterly operating results have varied significantly in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside its control. Accordingly, quarter to quarter comparisons of QuadraMed's operating results may not be a good indication of QuadraMed's future performance. Some of the factors causing these fluctuations include:

o        Variability in demand for products and services;

o Introduction of product enhancements and new products by QuadraMed and its competitors;

o Timing and significance of announcements concerning present or prospective strategic alliances;

o Divestiture of discontinuation of, or reduction in, the products and services QuadraMed offers;

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


The variability and length of QuadraMed's sales cycle for its products may exacerbate the unpredictability and volatility of QuadraMed's operating results.

         QuadraMed cannot accurately forecast the timing of its customer purchases due to the complex procurement decision processes of most healthcare providers and payors. How and when to implement, replace, expand or substantially modify an information system are major decisions for customers, and such decisions require significant capital expenditures by them. As a result, QuadraMed typically experiences sales cycles that extend over several quarters and QuadraMed has only a limited ability to forecast the timing and size of specific sales, making the prediction of quarterly financial performance more difficult.


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


         In 2000, QuadraMed made several changes in senior executive management. Uncertainty created by these changes could lead some employees to seek other employment, and QuadraMed could experience difficulty replacing them. Moreover, the trading price of QuadraMed's Common Stock could fluctuate due to uncertainties about its senior executive management.


Changes in procurement practices of hospitals have and may continue to have a negative impact on QuadraMed's revenues.


         A substantial portion of QuadraMed's revenues has been and is expected to continue to be derived from sales of software products and services to hospitals. Consolidation in the healthcare industry, particularly in the hospital and managed care markets, could decrease the number of existing or potential purchasers of products and services and could adversely affect QuadraMed's business. In addition, the decision to purchase QuadraMed's products often involves a committee approval. Consequently, it is difficult for QuadraMed to predict the timing or outcome of the buying decisions of its customers or potential customers. In the quarter ended March 31, 2001, QuadraMed's service revenues decreased due to the loss of hospital service contracts. In addition, many healthcare providers are consolidating to create integrated healthcare delivery systems with greater regional market power. These emerging systems could have greater bargaining power, which may lead to decreases in prices for QuadraMed's products, which could adversely affect QuadraMed's business, financial condition and results of operations.


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


         Competition for QuadraMed's products and services is intense. Increased competition could result in reductions in QuadraMed's prices, gross margins, and market share and have a material adverse affect on QuadraMed's business, financial condition and results of operations. QuadraMed competes with other providers of healthcare information software and services, as well as healthcare consulting firms. Some competitors have formed business alliances with other competitors that may affect QuadraMed's ability to work with some potential customers. In addition, if some of QuadraMed's competitors merge, a stronger competitor may emerge. Some principal competitors include:

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

o PriceWaterhouseCoopers, KPMG and Ernst and Young for compliance products and services and health information management consulting services in the Health Information Management Services Division;

o Physmark, Perot System's Health System Design, Healtheon/WebMD's Medical Manager Corp., IDX Corporation and Trizetto's Erisco, for at-risk managed care systems in the EZ-CAP Division; and

o National consulting firms and on-line providers for physician and other medical professional seminars in the EZ-CAP Division.


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


         HIPAA and, in particular, its administrative simplification provisions, require the promulgation of regulations that will set standards for electronic transactions, code sets, data security, unique identification numbers, and privacy of individually identifiable health information. The regulations are in various stages of development. A final regulation governing transaction and code set standards has been published and is expected to become effective on October 16, 2002. The privacy regulation has been published as a final regulation and became effective on April 14, 2001. The HIPAA privacy regulation is complex and far reaching. Compliance will be required of certain covered entities, including healthcare providers, health plans, and healthcare clearinghouses. QuadraMed may be implicated by these regulations either as a covered entity or as a business associate of a covered entity. The HIPAA and state healthcare privacy regulations could materially restrict the ability of healthcare providers to submit information from patient records using QuadraMed products and services or could require QuadraMed to make substantial capital expenditures to be in compliance.


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


Provisions in QuadraMed's certificate of incorporation and bylaws and Delaware law could delay or discourage third parties from acquiring QuadraMed at a premium, which could adversely affect the price of its Common Stock.


         QuadraMed's board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by holders of QuadraMed's Common Stock. If preferred stock is issued, the voting and other rights of the holders of QuadraMed's Common Stock may be subject to, and may be adversely affected by, the rights of the holders of QuadraMed's preferred stock. The issuance of preferred stock may have the effect of delaying or preventing a change of control of QuadraMed that would have been at a premium price to QuadraMed's stockholders.


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


Review of Financial Statements.


         The financial information required in this Form 10-Q by Rule 10-01 of Regulation S-X has been subject to a review by Pisenti & Brinker LLP, the Company's independent certified public accountants, as described in their report dated May 3, 2001.


         The unaudited condensed consolidated financial statements contained herein have been prepared on the same basis as QuadraMed's audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the information for the periods presented. Management is continuing to review QuadraMed's financial statements and will obtain the assistance of outside resources as deemed necessary. Management's review is not expected to result in any material adjustments or charges; however, there can be no assurance that additional adjustments and/or charges will not be required.


                         PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

    The exhibits listed on the accompanying Exhibit Index are filed as part of this quarterly report.

(b) REPORTS ON FORM 8-K:

    None.



                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   QUADRAMED CORPORATION (Company)

Date:  May 15, 2001                By:  /s/ Lawrence P. English
                                        ------------------------------
                                        Lawrence P. English
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                                   By:  /s/ Mark N. Thomas
                                        ------------------------------
                                        Mark N. Thomas
                                        Chief Financial Officer
                                        (Principal Financial Officer)




                               EXHIBIT INDEX

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

    4.17 Registration Rights Agreement dated April 27, 1998 by and among QuadraMed and the Initial Purchasers named therein. (4)

    4.18   Form of Global Debenture. (4)

    4.19   Form of Certificated Debenture. (4)

    4.21 Registration Rights Agreement dated December 23, 1998 by and between QuadraMed and the shareholders listed therein. (7)

    4.22 Registration Rights Agreement, dated as of March 3, 1999, by and among QuadraMed Corporation and the stockholders of The Compucare Company named therein. (6)

    15     Accountant's Letter.

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