Form 10-Q
period 2001-06-30
QUADRAMED CORP
filed 2001-08-14
CIK 1018833

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

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of August 2, 2001 there were 25,898,876 shares of the Registrant's Common Stock outstanding, par value $0.01. This quarterly report on Form 10-Q consists of 30 pages of which this is page 1. The Exhibit Index is located at page 1.


                           QUADRAMED CORPORATION

                             TABLE OF CONTENTS

                                                                           PAGE
                                                                         NUMBER
                       PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets as of June 30, 2001 and
                December 31, 2000.............................................3
              Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000...................4
              Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2001 and 2000...................5
              Notes to Condensed Consolidated Financial Statements............6
Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................16
Item 3.       Quantitative and Qualitative Disclosures About Market
                Risk.........................................................19

                         PART II. OTHER INFORMATION

Item 1.       Legal Proceedings..............................................28
Item 2.       Changes in Securities and Use of Proceeds......................28
Item 3.       Defaults Upon Senior Securities................................28
Item 4.       Submission of Matters to a Vote of Security Holders............28
Item 5.       Other Information..............................................29
Item 6.       Exhibits and Reports on Form 8-K...............................29






                           QUADRAMED CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except per share amounts)
                                                                                           June 30,       December 31,
                                ASSETS                                                      2001            2000

                                                                                          ------------    -------------

                                                                                          (unaudited)
Current Assets:
    Cash and cash equivalents                                                           $      42,832    $      27,368
    Restricted cash                                                                             4,254            7,995
    Short-term
    investments                                                                                 2,448           12,296
    Accounts receivable, net of allowance for uncollectible accounts of $4,100
       and $2,404, respectively                                                                37,695           36,879
    Unbilled receivables                                                                        7,950            7,995
    Notes and other receivables                                                                   502              689
    Prepaid expenses and other current assets                                                   2,402            1,936

                                                                                          ------------    -------------
             Total current                                                                     98,083           95,158
                                                                                          ------------    -------------

    Long-term investments                                                                       1,061            1,019
    Long-term notes receivable                                                                  3,600            3,600
    Equipment, at cost:
       Equipment                                                                               29,817           28,774
       Less accumulated depreciation and amortization                                        (21,883)         (20,200)
                                                                                          ------------    -------------
           Equipment, net                                                                       7,934            8,574
                                                                                          ------------    -------------
    Capitalized software development, net of accumulated
       amortization of $6,972 and $5,517, respectively                                          8,509            9,713
    Acquired software, net of accumulated amortization of $3,891
       and $3,441, respectively                                                                   930            1,380
    Intangibles, net of accumulated amortization of $20,336 and $17,443, respectively          25,700           28,593
    Marketable
    investments                                                                                   576              638
    Other long term
    assets                                                                                      5,951            7,270
                                                                                          ------------    -------------
             Total Assets                                                               $     152,344    $      155,945
                                                                                          ============    =============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current maturities of capital lease obligations                                     $          74    $         323
    Accounts payable                                                                              602              699
    Accrued payroll and related                                                                 8,143            7,515
    Accrued interest                                                                              959            1,006
    Other accrued
     liabilities                                                                                 9,646           10,256
    Deferred revenue                                                                            20,186           12,564
                                                                                          ------------    -------------
             Total current liabilities                                                         39,610           32,363
                                                                                          ------------    -------------

    Capital lease obligations, less current portion                                                53              128
    Convertible subordinated debentures                                                       109,615          115,000
    Net liabilities of discontinued operations                                                     70            4,133
                                                                                          ------------    -------------
             Total Liabilities                                                                149,348          151,624
                                                                                          ------------    -------------

Stockholders' Equity:
    Common stock, $0.01 par, 50,000 shares authorized, 25,566,488 and
       25,756,861 shares issued and outstanding, respectively                                     191              191
    Additional paid-in-capital                                                                268,505          268,485
    Accumulated other comprehensive loss                                                      (4,103)          (4,028)
    Accumulated deficit                                                                     (261,597)        (260,327)
                                                                                          ------------    -------------

           Total stockholders' equity                                                           2,996            4,321
                                                                                          ------------    -------------
           Total Liabilities and Stockholders' Equity                                   $     152,344    $     155,945
                                                                                          ============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                           QUADRAMED CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except per share amounts)
                                (Unaudited




                                                                              Three Months Ended         Six Months Ended
                                                                                  June 30,                   June 30,
                                                                          --------------------------  --------------------------
                                                                             2001          2000          2001          2000
                                                                          ------------ -------------  -----------  -------------
                                                                                         Restated (1)                 Restated
                                                                                                                      (1)
Revenues:
     Licenses                                                           $      23,016  $      22,904   $     45,457 $      41,075
     Services                                                                  10,636         13,424         21,003        28,429
                                                                          ------------   ------------    -----------  ------------
              Total Revenues                                                   33,652         36,328         66,460        69,504
Operating Expenses:

     Cost of licenses                                                           6,173          5,424         12,526        12,450
     Cost of services                                                           4,924         10,739          9,622        20,747
     General and administration                                                12,862         10,710         26,708        24,911
     Sales          and                                                         4,024          6,604          7,856        12,728
     marketing
     Research and development                                                   3,804          5,663          7,327        11,497
     Amortization of intangibles                                                1,672          1,430          3,343         3,606
     Impairment of intangible assets                                                                                          927

                                                                                    -              -              -
     Non-recurring charges                                                                    16,265                       28,319
                                                                                    -                             -
                                                                          ------------   ------------    -----------  ------------

              Total operating expenses                                         33,459         56,835         67,382       115,185
                                                                          ------------   ------------    -----------  ------------

Income (Loss) from Operations                                                     193       (20,507)          (922)      (45,681)
Other Income (Expense):
     Interest expense                                                         (1,626)        (1,658)        (3,284)       (3,310)
     Interest income                                                            1,154            503          1,705           951
     Other income (expense), net                                                (111)           (19)          (739)          (79)
                                                                          ------------   ------------    -----------  ------------
              Total other expense, net                                          (583)        (1,174)        (2,318)       (2,438)
                                                                          ------------   ------------    -----------  ------------

Loss Before Income Taxes                                                        (390)       (21,681)        (3,240)      (48,119)
     Provision for income taxes                                                  (23)          (403)          (104)         (160)
                                                                          ------------   ------------    -----------  ------------
Loss  from Continuing Operations                                                (413)       (22,084)        (3,344)      (48,279)
                                                                          ------------   ------------    -----------  ------------
     Gain on redemption of bonds (net of applicable tax)                        2,401              -          2,401              -
     Income from discontinued operations (net of applicable tax)                    -            791              -         1,458
     (Loss) gain on sale of division (net of applicable tax)                    (327)             17,208      (327)         17,208
                                                                          ------------   ------------    -----------  ------------
Net Income (Loss) Available to Common Stockholders                      $       1,661  $     (4,085)   $    (1,270) $    (29,613)
                                                                         ============   ============    ===========  ============
Earnings Per Common Share:
     Basic and Diluted Loss per Share from Continuing Operations        $      (0.02)  $      (0.86)   $     (0.13) $      (1.90)
                                                                          ============   ============    ===========  ============
     Basic  and  Diluted   Net  Income  per  Share  from   Discontinued
     Operations (net                                                    $           -  $        0.03   $         -  $         0.06
        of applicable tax)                                                ============   ============    ===========  ============
     Basic  and  Diluted  (Loss)  Gain  on  Sale  of  Division  (net of $      (0.01)  $        0.67   $    (0.01)  $        0.68
                                                                          ============   ============    ===========  ============
     Basic and Diluted Gain on  Redemption  of Bonds (net of applicable $        0.09  $           -   $      0.09  $            -
     tax)
                                                                          ============   ============    ===========  ============
     Basic and Diluted Net Income (Loss) per Share Available to Common  $        0.06  $      (0.16)   $     (0.05) $      (1.16)
     Stockholders                                                         ============   ============    ===========  ============
Weighted Average Shares Outstanding:
              Diluted                                                          25,756         25,547         25,755        25,478
              Basic                                                            25,756         25,547         25,755        25,478

     (1) Prior year financial statements have been restated to be consistent with current year reclassification of cost of licenses, cost of services, and operating expenses for general and administration, sales and marketing, and research and development.

 The accompanying notes are an integral part of these condensed consolidated financial statements




                           QUADRAMED CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)


                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,


                                                                                         ------------------------------------

                                                                                              2001              2000 (1)

                                                                                         ---------------     ----------------

Cash Flows from Operating Activities:
      Net loss                                                                                             $
                                                                                       $        (1,270)             (29,613)
      Adjustments to reconcile net loss to net cash used for operating activities:
         Depreciation and amortization                                                            6,896                7,126
         Write-off of long term investments                                                         980                   --
         Write-off of acquired software                                                              --                5,600
         Write-off of notes payable                                                                  --                  900
         Write-off of capitalized software                                                           --                1,163
         Impairment of intangible assets                                                             --                  927
         Cash flows from discontinued operations                                                (4,063)                (673)
         Loss (gain) on the sale of division, net of applicable tax                                 327             (17,208)
      Changes in assets and liabilities, net of acquisitions:
         Accounts receivable and unbilled receivables, net                                        (771)               23,863
         Prepaid expenses and other                                                               (328)                3,626
         Accounts payable and accrued liabilities                                                 (126)              (3,878)
         Deferred revenue                                                                         7,573                1,878

                                                                                         ---------------     ----------------

            Cash provided by (used in) operating activities                                       9,218              (6,289)

                                                                                         ---------------     ----------------

Cash Flows from Investing Activities:
      Maturity (purchase) of available-for-sale securities, net                                  12,154                8,614
      Additions to equipment                                                                    (1,090)              (1,978)
      Proceeds from the sale of division                                                             24               25,200
      Investment in ChartOne                                                                         --             (11,661)
      Disposal of equipment                                                                          20                   --
      Change in restricted cash                                                                   1,361              (7,969)
      Capitalization of computer software development costs                                       (534)                (921)

                                                                                         ---------------     ----------------

            Cash provided by investing activities                                                11,935               11,285

                                                                                         ---------------     ----------------

Cash Flows from Financing Activities:
      Payments of principal on capital lease obligations                                          (324)                 (21)
      Repayments of notes and loans payable                                                     (5,385)                  (4)
      Issuance of common stock through Employee Stock Purchase Plan                                  --                  488
      Proceeds from exercise of common stock options to purchase common stock                        20                  441

                                                                                         ---------------     ----------------

            Cash (used in) provided by financing activities                                     (5,689)                  904

                                                                                         ---------------     ----------------

      Net increase in cash and cash equivalents                                                  15,464                5,900
Cash and Cash Equivalents, beginning of period                                                   27,368               10,623

                                                                                         ---------------     ----------------

Cash and Cash Equivalents, end of period                                                                   $
                                                                                       $         42,832               16,523

                                                                                         ===============     ================

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                                                               $
                                                                                       $          3,046                3,042
      Cash paid for taxes
                                                                                                     60                  240
Supplemental Disclosure of Noncash Investing and Financing Transactions:
      Cancellation of restricted common stock                                                              $
                                                                                       $             --              (2,183)
      Issuance of common stock in payment of legal expenses                                          --
                                                                                                                         235
      Release of restricted cash into short term investments                                      2,380                   --

(1)   Certain  amounts in the prior year  financial  statements  have been  reclassed  to be  consistent  with  current year presentation.




The accompanying notes are an integral part of these condensed consolidated financial statements.



                           QUADRAMED CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2001



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

         QuadraMed was incorporated in California in 1993 and reincorporated in Delaware in 1996. Its stock is publicly traded under the symbol "QMDC" on the Nasdaq SmallCap Market. From October 16, 1996, to August 30, 2000, QuadraMed's stock was traded on the Nasdaq National Market.

         2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         (a)      Basis of Presentation and Principles of Consolidation

         These condensed consolidated financial statements include the accounts of QuadraMed Corporation and all significant business divisions and subsidiaries (hereinafter "QuadraMed") and have been prepared in conformity with (i) generally accepted accounting principles in the United States of America; and (ii) the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). All significant intercompany accounts and transactions between QuadraMed and its subsidiaries are eliminated in consolidation.

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

         (b) Reclassifications

         Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the 2001 presentation. Specifically, June 30, 2000, financial statements have been restated to be consistent with the current classification of cost of licenses, cost of services, general and administration, sales and marketing, research and development, marketable investments and discontinued operations.

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

          (e)     Restricted Cash

         As collateral for stand-by letters of credit, QuadraMed had restricted cash balances of $4.3 million and $9.0 million at June 30, 2001, and 2000, respectively. These balances are secured with certificates of deposit.

         In June 2001, $2.4 million of restricted cash was released and then invested in short-term investments.

         (f)      Investments

         QuadraMed considers its short- and long-term securities, consisting primarily of debt securities, to be available-for-sale securities. The difference between cost and amortized cost (cost adjusted for amortization of premiums and accretion of discounts that are recognized as adjustments to interest income) and fair value (representing unrealized holdings gains or losses) are recorded, until realized, as a separate component of stockholders' equity. Gains and losses on the sale of debt securities are determined on a specific identification basis. Realized gains and losses are included in other income (expense) in the accompanying consolidated statement of operations.

         During the quarter ended June 30, 2001, $12.2 million in short-term investments matured and are reflected as cash and cash equivalents on the current balance sheet.

         (g) Equipment

         Equipment is stated at cost and depreciated using the straight-line method over its estimated useful life, which is generally from three to five years. Depreciation expense was $1.7 million and $2.2 million for the six-month periods ending June 30, 2001, and 2000, respectively. Leasehold improvements are amortized over the term of the lease. Maintenance and repairs are expensed as incurred.

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

         (i) Revenue Recognition

         QuadraMed's revenues are derived from two sources: (1) software products; and (2) consulting services. Software product revenues include amounts received for licenses and software-related services, such as installation and post-installation customer support fees, third-party hardware sales, and other software-related revenue. Consulting services revenues include amounts from QuadraMed's Health Information Management Services Division and Financial Services Division.

         QuadraMed's software products (enterprise-wide systems and specific applications) can be licensed individually or as a suite of interrelated products. Licenses are granted for a specified term (generally ranging from one to five years; typically paid monthly or annually) or in perpetuity. Revenues from enterprise-wide systems are recognized on the basis of percentage of completion. Term licenses for specific applications are recognized monthly or annually over the term of the license arrangement, beginning at the date of installation. Revenues from perpetual licenses for specific applications are recognized upon shipment of the software if there is persuasive evidence of an agreement, collection of the resulting receivable is probable, and the fee is fixed and determinable. If there is a contractual acceptance period, revenues are recognized on the earlier: of (i) acceptance; or (ii) the expiration of the acceptance period. Software-related service revenue is recognized upon completion of installation. Unbilled receivables consist of work performed or software delivered which has not been billed pursuant to the customer contract. Post-installation customer support is recognized ratably over the term of the support period. Deferred revenue is revenue received in advance from customers for future work. Costs of software products include hardware, royalties to third parties, and installation costs. QuadraMed's consulting services are rendered under contracts with providers calling for fixed monthly payments and revenue is recognized at the end of each month as services are provided. Cash flow management contracts generally provide for incentive payments based on a percentage of dollars recovered for the provider. QuadraMed recognizes this additional incentive revenue upon receipt of payment from the provider. Cost of service revenues consists primarily of salaries, benefits and allocated costs related to providing such services.

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

          (k)     Net Income (Loss) Per Share

         Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) and convertible subordinated debentures (using the if converted method). Common equivalent shares are excluded from the diluted computation only if their effect is anti-dilutive. As the Company recorded a net loss from continuing operations for the six months and three months ended June 30, 2001, and 2000 no common equivalent shares are included in the diluted weighted average common shares for those periods.

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

         The components of comprehensive income (loss) for the six months ended June 30, 2001, and 2000 are as follows (in thousands):




                                                                       June 30,                        June 30,
                                                                 2001           2000              2001           2000
                                                              ------------   ------------     -------------  -------------

Net income (loss)                                                  $1,661      $ (4,084)         $ (1,270)      $(29,613)
Unrealized gain (loss) on available-for-sale securities               (22)       (1,445)              (75)        (3,461)
                                                              ------------   ------------     -------------  -------------
Comprehensive income (loss)                                        $1,639      $ (5,529)         $ (1,345)      $(33,074)
                                                              ============   ============     =============  =============


         (m)      Software Development Costs

         Software development costs are capitalized, upon the establishment of technological feasibility. QuadraMed establishes technological feasibility upon completion of a detail program design, in accordance with FAS-86. The detail program design substantiates that the computer software product can be produced in accordance with its design specifications. Capitalized software development costs require a continuing assessment of their recoverability. This assessment requires considerable judgment by us with respect to various factors, including, but not limited to, anticipated future gross product revenues, estimated economic lives and changes in software and hardware technology. For the six months ended June 30, 2001, and 2000, the Company capitalized software development costs of $0.5 million, and $0.9 million, respectively. During the six-month period ending June 30, 2000, QuadraMed recorded a $1.1 million charge to write-down certain capitalized software assets related to the acquisition of IMN. There were no write-downs of capitalized software assets for the six-month period ending June 30, 2001.

         Amortization of capitalized software development costs was $1.5 million and $1.1 million for the six months ended June 30, 2001, and 2000, respectively. Amortization is based upon the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally five years.

3.       STOCKHOLDERS' EQUITY

         In May 2001, the Company's stockholders approved an increase in the maximum number of shares issuable under the Company's 1996 Stock Incentive Plan from 3,953,981 to an aggregate total of 5,118,981.

4.       SUBORDINATED CONVERTIBLE DEBENTURES

         In April 1998, QuadraMed completed an offering of $115 million principal amount of Convertible Subordinated Debentures (the "Debentures"), including the underwriters' over-allotment option. The Debentures are due May 1, 2005, and bear interest at 5.25% per annum. The Debentures are convertible into common stock at any time prior to the redemption or final maturity, initially at the conversion price of $33.25 per share (resulting in an initial conversion ratio of 30.075 shares per $1,000 principal amount). Net proceeds to QuadraMed from the offering were $110.8 million.

         In May 2001, QuadraMed redeemed $5.4 million face value of convertible subordinated debentures at prices ranging from $53.00 to $53.75. The Company recognized an extraordinary gain of $2.4 million after applicable taxes as a result of the early extinguishment of debt.

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

         During the quarter ended June 30, 2001, QuadraMed consummated the sale of its discontinued Electronic Remittance Advice product line. QuadraMed recorded proceeds from the sale of $24 thousand and a loss after applicable taxes of $327 thousand. There was no material income associated with the results of discontinued operations for the six-month period ending June 30, 2001.

         Condensed and summarized balance sheet data for the discontinued operations of Antrim and HSII is summarized as follows, (in thousands):

                                                         2001              2000
                                                   ----------------- ----------------
 Assets:
      Current assets:
      Cash and cash equivalents                          $        -       $        -
      Accounts receivable                                         -                -
      Other current assets                                        -              205
                                                   ----------------- ----------------
              Total current assets                                -              205

 Property and equipment, net                                      -                -
 Other and intangible assets, net                                 -                -
                                                   ----------------- ----------------
              Total assets                               $        -         $    205
                                                   ================= ================
 Liabilities:
      Current liabilities                                        70            4,338
      Non-current liabilities                                     -                -
                                                   ----------------- ----------------
             Total liabilities                                   70            4,338
                                                   ----------------- ----------------
 Net liabilities of discontinued operations              $       70        $   4,133
                                                   ================= ================


         QuadraMed created a wholly owned subsidiary named ChartOne, Inc. and transferred and assigned to ChartOne, Inc. the assets and liabilities of its ROI Division pursuant to the terms of an Asset Contribution Agreement dated May 3, 2000. On June 7, 2000, ChartOne, Inc., completed the sale of 2,520,000 shares of its Series A Preferred Stock to Warburg, Pincus Equity Partners, L.P. and certain of its affiliates, and Prudential Securities Group, Inc. for an aggregate purchase of $25.2 million representing 43% of the equity interest in ChartOne, Inc. The sale of the securities was made pursuant to the terms of the Securities Purchase Agreement, dated May 5, 2000. On October 19, 2000, QuadraMed sold its remaining 57% equity interest in ChartOne, Inc., represented by 2,130,000 shares of series B Preferred Stock, 1,200,000 shares of Series C Preferred Stock and 1 share of Common Stock to Warburg, Pincus Equity Partners, L.P. and certain of its affiliates, and Prudential Securities Group Inc. for an aggregate cash purchase price of $26.6 million pursuant to a Securities Purchase Agreement dated September 28, 2000. On the basis of these transactions, QuadraMed recorded a gain on the sale of ChartOne for the year ended December 31, 2000, of $23.3 million (net of income tax expense of $1.0 million).

         Results of the ROI Division have been included in discontinued operations for all periods, as required by APB-30. For the six months ended June 30, 2000, results from discontinued operations, net of income taxes, were $1.5 million as follows, (in thousands):

                                                             June 30, 2000


 Revenues                                                     $    23,809
 Costs and expenses                                                22,111
                                                         --------------------

 Gain from discontinued operations before income taxes
                                                                    1,698

 Provision for income taxes                                          (240)
                                                         --------------------
 Income from discontinued operations                         $      1,458
                                                         ====================


Net income from discontinued operations was immaterial for the six-month period ended June 30, 2001.


6.       NON-RECURRING CHARGES



         During the six-month-period ended June 30, 2001, QuadraMed recorded no non-recurring charges.


         During the six months ended June 30, 2000, QuadraMed recorded approximately $28.3 million of non-recurring charges. The charges were primarily related to the discontinuation of the EnOvation product, the write-down of certain other receivables, payments to employees for severance agreements, costs associated with office closures and costs related to further product integration efforts and product consolidation. These charges also included a write-down of $10.6 million of HealthCast assets, as well as additional expenses of $5.3 million associated with officers' separation agreements.


         The following table sets forth QuadraMed's restructuring and non-specific litigation reserves and the activity against these reserves during the current six months ending June 30, 2001, (in thousands):


                                    Balance at                               Balances at

 Description                     December 31, 2000     Change (1)(2)        June 30, 2001
------------

                                 ------------------ -------------------- --------------------

Restructure/Other.........        $      3,206      $        (1,251)      $       1,955

Non-Specific Legal........               1,616                (533)                1,083
                                 ------------------ -------------------- --------------------
Total reserves............        $      4,822          $   (1,784)        $       3,038
                                 ================== ==================== ====================




(1) Termination benefits included in restructuring/other payments during 2001 amounted to $0.7 million.

(2) Non-specific legal reserve was strengthened by $1.0 million during the quarter to cover potential litigation arising from acquisition related transactions.

7.       INTANGIBLES

         During the six months ended June 30, 2001, and 2000, amortization of intangibles was $3.3 million and $3.6 million, respectively. There were no charges or write-downs of intangible assets during the quarter ended June 30, 2001.


         During the six-month period ending June 30, 2000, QuadraMed recorded a $0.9 million charge for the write-down of certain intangible assets determined to be impaired in accordance with SFAS No. 121, "Impairment of Long-Lived Assets." In addition, QuadraMed reclassified $3.6 million of intangible assets relating to Med Data to capitalized software.


8.  CONTINGENCIES OR OTHER UNCERTAINTIES


         From time to time in the normal course of its business, QuadraMed may be involved in litigation relating to its operations. As of June 30, 2001, QuadraMed was not a party to any legal proceedings that, if decided adversely, would, individually or in the aggregate, have a material adverse effect on QuadraMed's business, financial condition or results of operations.

9. INFORMATION ON BUSINESS SEGMENTS

         QuadraMed reorganized its operations in 2000 to focus on five operating segments: Enterprise Products and Services Division, HIM Software Division, HIM Services Division, EZ Cap Division, and Financial Services Division. Although not reported as a business segment, QuadraMed also generated approximately five percent of its revenue from specialty product lines, discontinued or not aligned with an operating division, referenced as Other.

         This reorganization was undertaken to more closely align products targeted to shared markets, to more accurately measure financial performance by product/division, and to establish greater management accountability. To this end, QuadraMed further refined its operating segments during the second quarter of 2001. As such, the segment results reflected in the exhibits below have been restated to reflect this realignment for both current and prior year data. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. QuadraMed evaluates financial performance by division as summarized in the subsequent table. The financial results for these operating segments for prior years have been restated on an estimated basis to conform with the current presentation.

         QuadraMed's reportable segments are strategic business units that offer different products and services. Each segment, with its own unique position in the healthcare technology and services marketplace, provides customized expertise for the purchasers of healthcare IT and financial solutions.

         The Enterprise Division consists of our Affinity Healthcare Information System and our Electronic Document Management product, which principally target acute care hospitals across the United States. The Affinity solution is a healthcare information system that provides financial and clinical applications. Affinity provides a patient-centered database designed to enable users to track each patient throughout the continuum of care in real time. Affinity integrates financial information such as patient accounting and DRG/case mix with clinical data such as medical charting and plan of care to automate federal and state reporting, scheduling, registration, and medical records information. This Division also includes our Electronic Document Management solution that enables users to create secure electronic patient folders that combine both computerized and scanned documents. Additionally, our Master Patient Index and Performance Measurement products were realigned into this division during the second quarter 2001. These products were previously reflected as part of the HIM Software Division.

         The HIM Software Division represents a suite of compliance, encoding and grouping, medical record management, and patient database applications, which enable a hospital to accurately track medical records for internal and external purposes. The compliance products assist hospitals in managing the complexities of evolving federal requirements and in submitting accurate billing and clinical data. The coding and grouping solutions protect the integrity of a healthcare organization's clinical data and improve accuracy and coding compliance for ICD-9, CPT, and HCPCS codes. The medical record management product locates and reserves charts and authenticates and distributes transcribed medical records. During the second quarter 2001, the responsibility for nCoder+MD was transferred to this division from the EZ-Cap Division and as mentioned above, the Master Patient Index and Performance Measurement product lines previously reflected in this division were transferred to the Enterprise Division.

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

                                              SIX MONTHS ENDED JUNE 30, 2001
                                                      (in thousands)

                                                       HIM         HIM      Financial                               Consolidated
Description                             Enterprise   Products    Services    Services    EZ Cap     All Other(1)       Total
-----------                             ----------   --------    --------    --------    ------     ------------       -----
                                        ---------------------------------------------------------------------------------------
Total revenues                          $   28,756  $   13,014  $    9,291   $  6,706   $   5,971   $   2,722        $  66,460
                                        =======================================================================================
Direct margin(3)                         $   5,424  $    4,873  $    2,877   $  2,672   $   1,549   $ (15,857)       $   1,538
Interest income                                689         286         316        220         120          74            1,705
Interest expense                            (1,274)       (559)       (637)      (438)       (232)       (144)          (3,284)
                                        ---------------------------------------------------------------------------------------
Interest income (expense), net           $    (585) $     (273) $     (321)  $   (218)  $    (112)  $     (70)       $ (1,579)
                                        =======================================================================================
                                        ---------------------------------------------------------------------------------------
Depreciation & amortization expense      $     800  $    3,007  $      474   $    211   $     275   $   2,129        $   6,896
                                        =======================================================================================
Benefit (provision) for income taxes     $      37  $       22  $       21   $    (18)  $      (9)  $    (157)       $    (104)
                                        =======================================================================================
Segment earnings (loss)                  $  (1,217) $     (743) $     (690)  $    606   $     311   $     463        $  (1,270)
                                        =======================================================================================

                                        ---------------------------------------------------------------------------------------
Segment assets                           $  26,240  $   54,023  $   28,642   $  6,341   $  16,497   $  20,601        $  152,344
                                        =======================================================================================

                           QUADRAMED CORPORATION

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2001

                                                   SIX MONTHS ENDED JUNE 30, 2000
                                                           (in thousands)
                                                           (restated) (2)
                                                       HIM         HIM      Financial                               Consolidated
Description                             Enterprise   Products    Services    Services    EZ Cap     All Other(1)       Total
-----------                             ----------   --------    --------    --------    ------     ------------       -----
                                        ---------------------------------------------------------------------------------------
Total revenues                          $  23,368   $ 10,440    $ 17,295     $  5,868   $  5,259    $   7,274        $  69,504
                                        =======================================================================================
Direct margin(3)                        $   2,113   $    739    $  1,038     $    781   $    292    $  (9,197)       $  (4,234)

Interest income                               501        174          71           62         98           45              951

Interest expense                           (1,115)      (498)       (825)        (280)      (245)        (347)          (3,310)
                                        ---------------------------------------------------------------------------------------
Interest income (expense), net          $    (614)  $   (324)   $    (754)   $    (218) $    (147)  $    (302)       $  (2,359)
                                        =======================================================================================
                                        ---------------------------------------------------------------------------------------
Depreciation & amortization expense     $     560   $  2,832    $     579    $     195  $     393   $   2,567        $   7,126
                                        =======================================================================================
Benefit (provision) for income taxes    $      40   $    117    $      36    $     19   $       8   $    (380)       $    (160)
                                        =======================================================================================
Segment earnings (loss)                 $   1,321   $ (3,912)   $  (1,185)   $    (639) $    (273)   $ (22,283)       $ (29,613)
                                        =======================================================================================
                                        ---------------------------------------------------------------------------------------
Segment assets                          $  31,324   $ 42,963    $  32,510    $   8,202  $  10,573   $  54,246        $ 179,818
                                        =======================================================================================

(1)  All Other includes Specialty Division, Products being phased out and Corporate charges to bad debt, legal and non-recurring charges.
(2)  March 31, 2001 and prior results have been restated to be consistent with current period reclassifications among business segments.

                                                             THREE MONTHS ENDED MARCH 31, 2001
                                                                      (in thousands)
                                                                      (restated) (2)
                                                       HIM          HIM         Financial                             Consolidated
Description                             Enterprise   Products       Services    Services    EZ Cap     All Other(1)       Total
-----------                             ----------   --------       --------    --------    ------     ------------       -----
                                        ---------------------------------------------------------------------------------------
Total Revenues                             $15,126     $  4,901     $  4,809    $ 3,049    $ 3,356     $ 1,567         $ 32,808
                                        =======================================================================================
Direct margin(3)                           $ 2,680     $  1,296     $  1,680    $   931    $ 1,055     $(7,493)        $    149
                                        =======================================================================================
Interest income                                215           90          112         74         37          23              551
Interest expense                             (619)        (280)        (345)      (229)      (114)        (71)          (1,658)
                                        ---------------------------------------------------------------------------------------
Interest income (expense), net             $ (404)     $  (190)     $  (233)    $ (155)    $  (77)     $  (48)         $(1,107)
                                        =======================================================================================
                                        ---------------------------------------------------------------------------------------
Depreciation & amortization expense        $   446     $  1,503     $    239    $   104    $  143      $ 1,066         $  3,501
                                        =======================================================================================
Benefit (provision) for income taxes       $    18     $     43     $     11    $     5    $  (12)     $ (146)         $   (81)
                                        =======================================================================================
Segment earnings (loss)                    $ (588)     $(1,423)     $  (355)    $ (154)    $   397     $ (809)         $(2,932)
                                        =======================================================================================
                                        ---------------------------------------------------------------------------------------
Segment assets                             $30,150     $ 48,482     $ 30,571    $ 6,420    $19,032     $26,159         $160,814
                                        =======================================================================================


                           QUADRAMED CORPORATION

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2001

                                                  THREE MONTHS ENDED MARCH 31, 2000
                                                           (in thousands)
                                                           (restated) (2)
                                                       HIM         HIM      Financial                             Consolidated
Description                             Enterprise   Products    Services    Services    EZ Cap     All Other(1)     Total
-----------                             ----------   --------    --------    --------    ------     ------------     -----
                                        --------------------------------------------------------------------------------------
Total revenues                             $10,944    $ 4,337     $ 9,515     $ 2,870    $ 2,862     $   2,648    $  33,176
                                        ======================================================================================
Direct margin(3)                           $ (479)    $(1,176)    $   343     $    64    $   150     $ (8,928)    $(10,026)
                                        ======================================================================================
Interest income                                240         62          44          30         51            21          448
Interest expense                             (547)      (217)       (476)       (143)      (137)         (133)      (1,653)
                                        --------------------------------------------------------------------------------------
Interest income (expense), net             $ (307)    $ (155)     $ (432)     $ (113)    $  (86)     $   (112)      (1,205)
                                        ======================================================================================
                                        --------------------------------------------------------------------------------------
Depreciation & amortization expense        $   262    $ 1,310     $   285     $    90    $   191     $   1,319    $   3,457
                                        ======================================================================================
Benefit (provision) for income taxes       $   22     $    73     $     7     $     -    $     4     $     137    $     243
                                        ======================================================================================
Segment earnings (loss)                    $ (731)    $(2,432)    $  (249)    $     1    $   (124)   $(21,994)    $(25,529)
                                        --------------------------------------------------------------------------------------
Segment assets                             $43,089    $46,513     $39,164     $ 7,691    $12,142     $  40,570    $ 189,169
                                        ======================================================================================

(1)  All Other includes Specialty Division, Products being phased out and Corporate charges to bad debt, legal and non-recurring charges.
(2)  March 31, 2001 and prior results have been restated to be consistent with current period reclassifications among business segments.
(3)  Direct margin represents segment results before interest, depreciation, amortization, taxes and corporate overhead allocations


10. SUBSEQUENT EVENTS.

         On August 3, 2001, QuadraMed announced that James D. Durham, its founder and a member of the Company's Board of Directors, had resigned from the Board.

11. RECENT ACCOUNTING PRONOUNCEMENTS.

         QuadraMed adopted The Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133," effective January 1, 2001. Because of QuadraMed's limited use of derivative instruments, QuadraMed has elected not to account for its derivative instruments as hedges. Accordingly, upon adoption, the fair values of derivative instruments will be recorded as assets or liabilities on the balance sheet, and changes in fair values of these instruments beyond normal sales and purchases will be reflected in current income. QuadraMed may elect to apply hedge accounting, which has different financial statement effects, to possible future transactions involving derivative instruments, if significant. Such an election would reduce earnings volatility that might otherwise result if changes in fair values were recognized in current income. The adoption of SFAS No. 133 and SFAS No. 138 did not have a significant impact on QuadraMed's results of operations or financial position.

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

12.  ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED.

         In June 2001, the FASB issued statement No. 141 "Business Combinations". The statement addresses financial accounting and reporting for business combinations and supercedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations within the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of the new Statement is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

         In June 2001, the FASB issued statement No. 142 "Goodwill and Other Intangible Assets". The statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in business combination) should be accounted for in financial statements upon acquisition. In addition, this statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cashflows.


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

Overview

         QuadraMed is a healthcare information technology leader with software, web-enabled solutions, and professional consulting services that enable hospitals and providers to efficiently and effectively manage their delivery of healthcare. It has over one hundred products and services facilitating all facets of healthcare information management, including clinical, patient, financial, compliance, and managed care. QuadraMed supports more than half of the U.S. hospitals and support global healthcare initiatives with a dedicated staff of over 1000 professionals. QuadraMed was reincorporated in Delaware in 1996 after having been originally incorporated in California in 1993.

         QuadraMed has undergone a number of key financial and operational improvements since June 2000, focused on integrating the large number of acquisitions carried out from 1993 to 1999. As part of this strategy, QuadraMed has reduced expenses, sold non-strategic assets for cash, settled outstanding litigation, made several management changes, and re-aligned its organization into five operating divisions:

         o Enterprise Products and Services Division, which provides acute care hospitals with integrated enterprise information systems to manage patient registration, clinical, and financial information.

         o Health Information Management Products Division, which provides software products that automate and support hospital and provider health information management departments in maintaining accurate and timely patient treatment information and coding for appropriate reimbursement.

         o Financial Services Division, which identifies and collects accounts receivables for hospitals and medical groups.

         o Health Information Management Services Division, which provides (1) health information interim management, management consulting and department outsourcing services;
              (2) coding, compliance, and education services; (3) compliance, legal, and regulatory services; and (4) charge description master reviews.

         o EZ-CAP Division, which provides (1) software designed to support managed care risk-taking organizations, such as medical groups, physician-health organizations, independent practice associations, and medical service organizations; and
              (2) seminars for doctors and medical professionals.

         In the second quarter of 2001, QuadraMed announced that it was increasing its sales force and embarking on a product development strategy intended to add new clinical functionality to its AFFINITY(R) product in the Enterprise Products and Services Division and to improve the overall performance of its Coding, Abstracting and Compliance products in the Health Information Management Division.

Revenues

         Licenses. License revenues include license, installation, consulting and post-contract support fees, third-party hardware sales and other revenues related to licensing of QuadraMed's software products. License revenues for the quarter ended June 30, 2001, were $23.0 million, compared to $22.9 million in the same period last year. For six months ended June 30, 2001, license revenues increased 10.7% to $45.5 million compared to $41.1 million in the same period last year. The increase in license revenues was principally attributable to increased sales of Affinity and HIM software products.

         Services. Service revenues for the quarter ended June 30, 2001, were $10.6 million, compared to $13.4 million in the same period last year. For the six months ended June 30, 2001, service revenues decreased 26.1% to $21.0 million, compared to $28.4 million in the same period last year. The decrease in service revenues was principally due to termination of service contracts dating back to the second half of 2000.

Cost of Revenues

         Cost of Licenses. Cost of licenses consists primarily of salaries, benefits and allocated costs related to software installations, hardware costs, customer support and royalties to third parties. Cost of licenses for the quarter ended June 30, 2001 were $6.2 million, 13.8% more than $5.4 million in the same period last year. As a percentage of license revenues, cost of licenses were 26.8% for the quarter ended June 30, 2001, compared with 23.7% in the same period last year. For the six months ended June 30, 2001, cost of license revenues increased 0.6% to $12.5 million, compared to $12.4 million in the same period last year. As a percentage of license revenues, cost of licenses were 27.6% in the six months ended June 30, 2001, compared with 30.3% in the same period last year. The decrease in the year to date cost of licenses is driven by the 10.7% revenue growth and the essentially flat cost of sales.

         Cost of Services. Cost of services includes expenses associated with services performed in connection with health information management and financial services, compliance and consulting services. Cost of services for the quarter ended June 30, 2001 were $4.9 million, 54.1% less than $10.7 million in the same period last year. As a percentage of service revenues, cost of services were 46.3% for the quarter ended June 30, 2001, compared with 80.0% in the same period last year. For the six months ended June 30, 2001, cost of service revenues decreased 53.6% to $9.6 million, compared to $20.7 million in the same period last year. As a percentage of service revenues, cost of services were 45.8% in the six months ended June 30, 2001, compared with 73.0% in the same period last year. The decrease in the year to date cost of services is driven by tighter control of expenses and the elimination of some hospital service contracts that had a high cost of service.

Operating Expenses

         QuadraMed was realigned from a functional structure in 2000 to operating divisions in 2001, and with the revised definitions for Cost of Licenses and Cost of Services, the 2000 expenses have been reclassed to conform to the current reporting segments. The expense comparisons by category are based upon estimates for 2000. For this reason, although the total operating expenses are substantially lower than the prior year, the comparisons by expense category are also estimates.

         General and Administration. General and administration expenses for the quarter ended June 30, 2001, were $12.9 million, greater than the $10.7 million in the same period last year. As a percentage of total revenues, general and administration expenses were 38.2% for the quarter ended June 30, 2001, compared to 29.5% in the same period last year. For the six months ended June 30, 2001, general and administration expenses of $26.7 million were 7.2% above the $24.9 million in the same period last year. As a percentage of total revenues, general and administration expensese increased to 40.2% for the six months ended June 30, 2001, from 35.8% in the same period last year. General and administration expenses increased primarily as a result of strengthening of incentive compensation accruals and bad debt reserves. On a sequential basis, General and Administrative costs declined for the third consecutive quarter.

         Sales and Marketing. Sales and marketing expenses for the quarter ended June 30, 2001, were $4.0 million, 39.1% less than $6.6 million in the same period last year. As a percentage of total revenues, sales and marketing expenses were 12.0% for the quarter ended June 30, 2001, compared to 18.2% in the same period last year. For the six months ended June 30, 2001, sales and marketing expenses decreased 38.3% to $7.9 million, compared to $12.7 million in the same period last year. As a percentage of total revenues, sales and marketing decreased to 11.8% for the six months ended June 30, 2001, from 18.3% in the same period last year. On a sequential basis, sales and marketing expenses increased over last quarter, reflecting the addition of sales staff for the Enterprise and HIM divisions.

         Research and Development. Research and development expenses for the quarter ended June 30, 2001, were $3.8 million, 32.8% less than $5.7 million in the same period last year. As a percentage of total revenues, research and development costs were 11.3% for the quarter ended June 30, 2001, compared to 15.6% in the same period last year. For the six months ended June 30, 2001, research and development expenses decreased 36.3% to $7.3 million, compared to $11.5 million in the same period last year. As a percentage of total revenues, research and development expenses decreased to 11.0% for the six months ended June 30, 2001, from 16.5% in the same period last year. Research and development expenses decreased year over year primarily as a result of a reduction in product versions and associated maintenance requirements, however, the level of research and development increased sequentially over the first quarter of 2001 as the Company increased development spending on its Affinity and coding compliance products.

         QuadraMed believes that research and development expenditures are essential to maintaining its competitive position. As a result, QuadraMed intends to continue to make investments in the development of new products and in the further integration of acquired technologies.

         Amortization of Intangibles. Amortization of intangibles for the quarter ended June 30, 2001, increased 16.9% to $1.7 million, compared to $1.4 million in the same period last year. For the six months ended June 30, 2001, amortization of intangibles decreased 7.3% to $3.3 million compared to $3.6 million in the same period last year. The year to date decrease resulted from an analysis of the underlying asset and related amortization rates.

         Acquisition Costs. There were no acquisition charges for the three and six months ended June 30, 2001, and 2000.

         Non-Recurring Charges. There were no non-recurring charges for the three and six months ended June 30, 2001.

         During the six months ended June 30, 2000, QuadraMed recorded approximately $28.3 million of non-recurring charges. Those charges were primarily related to the sunsetting of the EnOvation product, the write-down of certain other receivables, and payments to employees for severance agreements and costs associated with office closures. In addition, there were costs related to further product integration efforts and product consolidation.

         Interest Expense. Interest expense was $1.6 and $3.3 million for the three and six month periods ending June 30, 2001, compared to $1.7 and $3.3 million for the same period last year. Interest expense in 2001 and 2000 was principally related to QuadraMed's $115.0 million convertible subordinated debentures, which were issued in May 1998, partially offset by interest income from QuadraMed's cash and investments.

Liquidity and Capital Resources

         At June 30, 2001, QuadraMed had $42.8 million in cash and cash equivalents, compared to $27.4 million at December 31, 2000.

         In October 1996, QuadraMed completed its initial public offering of common stock, which resulted in net proceeds of approximately $26.4 million. In October 1997, QuadraMed completed a follow-on offering of common stock, which resulted in net proceeds of approximately $57.3 million. In April 1998, QuadraMed completed an offering of $115.0 million principal amount of convertible subordinated debentures, including the initial purchasers' over-allotment option. The debentures are due May 1, 2005, and bear interest, which is payable semi-annually at 5.25% per annum. Proceeds from the offering were $110.8 million.

         In May 2001, QuadraMed redeemed $5.4 million in face value of convertible subordinated debentures at prices ranging from $53.00 to $53.75. The Company recognized an extraordinary gain of $2.4 million after applicable taxes as a result of the early extinguishment of debt.

         Net cash provided by (used in) operating activities was $9.2 million and ($6.3) million for the six months ended June 30, 2001, and 2000, respectively. Net cash provided by operating activities for the six months ended June 30, 2001 principally reflected the improvement in collections on receivable balances and the lower operating expenses. Net cash used in operating activities for the six months ended June 30, 2000, related to the write-down on certain intangible assets and accounts receivable and the sale of division.

         Net cash provided by investing activities was $11.9 million and $11.3 million for the six months ended June 30, 2001 and 2000, respectively. Investing activities for the six months ended June 30, 2001 primarily related to the maturity of available-for-sale short-term investments and release of restricted cash. Net cash provided by investing activities for the six months ended June 30, 2000 primarily related to proceeds from the sale of division and the maturity of available-for-sale short-term investments.

         Net cash (used in) provided by financing activities was ($5.7) million and $0.9 million for the six months ended June 30, 2001, and 2000, respectively. Net cash used in financing activities for the six months ended June 30, 2001, primarily related to the redemption of convertible subordinated debentures and capital lease obligations. Net cash provided by financing activities for the six months ended June 30, 2000, primarily related to the issuance of common stock through the Employee Stock Purchase Plan and the proceeds from the exercising of common stock options.

         QuadraMed believes that its cash and investments and borrowing capacity on June 30, 2001, is sufficient to fund operations at least through December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Interest Rate Risk

         QuadraMed's exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its convertible subordinated debentures. QuadraMed intends to ensure the safety and preservation of its invested principal funds by limiting default risk, market risk and reinvestment risk. QuadraMed invests in high-quality issuers, including money market funds, corporate debt securities, and debt securities issued by the United States government. QuadraMed has a policy of investing in securities with maturities of two years or less. QuadraMed does not invest in derivative financial or foreign investments. The table below presents fair values of principal amounts and weighted average interest rates for QuadraMed's investment portfolio as of June 30, 2001, (in thousands, except average interest rates):

                                                                 Aggregate                  Weighted Average
                                                                 Fair Value                  Interest Rate
Cash and cash equivalents:
Cash.........................................................    $  3,282                          --
                                                                 --------
Money market funds...........................................    $ 39,550                         3.98 %
                                                                 --------
Total cash and cash equivalents..............................    $ 42,832
                                                                 --------
Short-term investments:
Corporate debt securities....................................    $     34                         6.73 %
                                                                 --------
Debt securities issued by the U.S. government................    $     34                         6.35 %
                                                                 --------
Other short-term investment..................................    $  2,380                         3.75 %
                                                                 --------
Total short-term investments.................................    $  2,448
                                                                 --------
Long-term investments:
Corporate debt securities....................................    $    503                         6.42 %
                                                                 --------
Debt securities issued by the U.S. government..............      $    558                         5.87 %
                                                                 ========
Total long-term investments....................................  $  1,061
                                                                 ========

         Outstanding Debt. As of June 30, 2001, QuadraMed had outstanding long-term debt of $109,615, consisting of (in thousands, except average interest rates):

                                                                       Six Months Ended
                                                                        June 30, 2001
                                               -----------------------------------------------------------------
                                                Carrying         Fair          Maturity      Weighted Average
                                                 Amount           Value            Date       Interest Rate
                                               ------------  -------------     ----------   ------------------
Convertible Subordinated Debentures (1)          $ 109,615              $ 70,702          2005           5.25%

     (1) In May 2001, QuadraMed redeemed $5.4 million in face value of convertible subordinated debentures at prices ranging from
         $53.00 to $53.75 and recognized an extraordinary gain of $2.4 million after applicable taxes as a result of the early extinguishment of debt.

         Long-term debt is carried at the original offering price, less any payments of principal. The debentures are unsecured, subordinated to all senior indebtedness and convertible at any time into shares of the Company's common stock. The debentures will mature on May 1, 2005, and are redeemable, in whole or in part, at the option of the Company. In order to estimate the fair value of these debentures, the Company used currently quoted market prices.

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

         QuadraMed incurred net losses of $54.8 million, $12.3 million, and $21.4 million in 2000, 1999, and 1998, respectively, and a net gain of $1.7 million for the quarter ended June 30, 2001, and a net loss of $1.3 for the six months ended June 30, 2001. As of June 30, 2001, QuadraMed's accumulated deficit was $261.6 million. Included in these losses are the effect of both operating losses and write-offs for in-process research and development of $1.7 million and $14.5 million in 1999 and 1998, respectively. No in-process research and development write-offs occurred in 2000, or in the quarter ended June 30, 2001. Furthermore, in connection with its acquisitions, QuadraMed may be required to amortize significant expenses related to goodwill and other intangible assets in future periods. Accordingly, if QuadraMed's operating results do not improve to offset these and other expenses, QuadraMed may continue to experience losses in future periods and may never be profitable.

QuadraMed's quarterly operating results are subject to fluctuations, which could adversely affect its net income and financial results.

         QuadraMed's quarterly operating results have varied significantly in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside its control. Accordingly, quarter-to-quarter comparisons of QuadraMed's operating results may not be a good indication of QuadraMed's future performance. Some of the factors causing these fluctuations include:

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

         A substantial portion of QuadraMed's revenues has been and is expected to continue to be derived from sales of software products and services to hospitals. Consolidation in the healthcare industry, particularly in the hospital and managed care markets, could decrease the number of existing or potential purchasers of products and services and could adversely affect QuadraMed's business. In addition, the decision to purchase QuadraMed's products often involves a committee approval. Consequently, it is difficult for QuadraMed to predict the timing or outcome of the buying decisions of its customers or potential customers. In the quarter ended June 30, 2001, QuadraMed's service revenues decreased due to the loss of hospital service contracts. In addition, many healthcare providers are consolidating to create integrated healthcare delivery systems with greater regional market power. These emerging systems could have greater bargaining power, which may lead to decreases in prices for QuadraMed's products, which could adversely affect QuadraMed's business, financial condition and results of operations.

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

    QuadraMed currently processes substantially all of its customer data at its facilities in Neptune, New Jersey. Although QuadraMed backs up its data nightly and has safeguards for emergencies, such as power interruption or breakdown in temperature controls, QuadraMed has no mirror processing site to which processing could be transferred in the case of a catastrophic event at either of these facilities. If a major catastrophic event occurs at the Neptune facility, possibly leading to an interruption of data processing, or any other interruption or closure, QuadraMed's business, financial condition, and results of operations could be adversely affected.

If QuadraMed products become subject to FDA regulation, QuadraMed may be required to make substantial product changes that could require a significant capital investment.

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

         Movements in prices of equity securities may also affect the market price of QuadraMed's Common Stock in general.

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



Review of Financial Statements.

         The financial information required in this Form 10-Q by Rule 10-01 of Regulation S-X has been subject to a review by Pisenti & Brinker LLP, the Company's independent certified public accountants, as described in their report dated August 2, 2001.

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

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         At the QuadraMed's annual meeting of stockholders held on June 15, 2001, the stockholders elected each of the nominees for Class II director on the Board of Directors. The vote totals were as follows:

                Nominee                     For              Withheld Authority
                -------                     ---              ------------------

            Michael J. King              19,814,193                1,787,165
            Cornelius T. Ryan            20,791,255                  810,103

         The following directors' terms of office continue until the annual meeting indicated: Lawrence P. English (Class III term expires at the 2002 annual meeting); and Albert L. Green, F. Scott Gross and E. A. Roskovensky (Class I term expires at the 2003 annual meeting).

         The following matters were also submitted to and approved by a vote of the stockholders with the results of the voting being as shown:

                                                                                   Broker
               Proposal                     For           Against      Abstain     Non-Votes
               --------                     ---           -------      -------     ---------
  Amend the Company's  1996 Stock
  Incentive  Plan (i) to increase
  the number of shares
  authorized  for  issuance  from
  3,953,981 to 5,118,981,  and           18,132,908      2,588,174     880,276       --
  (ii) to qualify  the shares for
  purposes  of  Sections   162(m)
  and 422 of the Internal
  Revenue   Code  of   1985,   as
  amended; and

  Ratify the appointment of
  Pisenti & Brinker LLP as               21,176,168        417,014       8,176       --
  independent  auditors  for  the
  fiscal year ending December
  31, 2001.

 ................................................................................

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         10.1 Grantor Trust Agreement by and between QuadraMed and Wachovia Bank, N.A., dated January 1, 2000.*

         10.2 Grantor Trust Agreement Amendment by and between QuadraMed and Wachovia Bank, N.A., dated January 1, 2000.*

         10.3  QuadraMed 1999 Supplemental Stock Option Plan, as adopted *

         10.4  QuadraMed 1996 Stock Incentive Plan, as amended April 18,
               2001.*

         10.5 Amendment of Severance Agreement between James D. Durham and QuadraMed, dated July 31, 2001.*

         15    Accountant's Letter.

         27.1  Financial Data Schedule for the Quarter Ended 06/30/2001.

         27.2  Financial Data Schedule for the Quarter Ended 06/30/2000.
---------
*  Management contract, or compensatory plan or arrangement.

(b)      REPORTS ON FORM 8-K.

         On April 20, 2001, QuadraMed filed a Current Report on Form 8-K in which it reported in Item 5 the record and meeting dates for the Company's annual meeting of stockholders and the date after which stockholder proposals would be considered untimely.

         On June 12, 2001, QuadraMed filed a Current Report on Form 8-K in which it reported in Item 5 that it had issued a press release announcing projected revenues for 2001 and establishment of a stock repurchase program.


                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUADRAMED CORPORATION (Company)


Date: August 14, 2001                   By:  /s/ Lawrence P. English
                                             -----------------------------------
                                             Lawrence P. English
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                        By:  /s/ Mark N. Thomas
                                             -----------------------------------
                                             Mark N. Thomas
                                             Chief Financial Officer
                                             (Principal Financial Officer)





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

         4.19  Form of Certificated Debenture. (4)

         4.21 Registration Rights Agreement dated December 23, 1998 by and between QuadraMed and the shareholders listed therein. (7)

         4.22 Registration Rights Agreement, dated as of March 3, 1999, by and among QuadraMed Corporation and the stockholders of The Compucare Company named therein. (6)

         10.1 Grantor Trust Agreement by and between QuadraMed and Wachovia Bank, N.A., dated January 1, 2000.

         10.2 Grantor Trust Agreement Amendment by and between QuadraMed and Wachovia Bank, N.A., dated January 1, 2000.

         10.3  QuadraMed 1999 Supplemental Stock Option Plan, as adopted

         10.4  QuadraMed 1996 Stock Incentive Plan, as amended April 18,
               2001

         10.5 Amendment of Severance Agreement between James D. Durham and QuadraMed, dated July 31, 2001.

         15    Accountant's Letter.

               (1) Incorporated herein by reference from the exhibit with the same number to our Registration Statement on Form SB-2, No 333-5l80-LA, as filed with the Commission on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the Commission on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.

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




                                                               EXHIBIT 10.1
                                                               ------------




                                                               EXHIBIT 10.2
                                                               ------------




                                                               EXHIBIT 10.3
                                                               ------------




                                                               EXHIBIT 10.4
                                                               ------------




                                                               EXHIBIT 10.5
                                                               ------------




                                                                 EXHIBIT 15
                                                                 ----------


Independent Accountants' Report



To the Stockholders and Board of Directors
QuadraMed Corporation ("QuadraMed")
San Rafael, California



We have reviewed the accompanying condensed consolidated balance sheet of QuadraMed and its subsidiaries as of June 30, 2001, and the related condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2001, and 2000. These condensed consolidated financial statements are the responsibility of QuadraMed's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

We have audited, in accordance with generally accepted auditing standards in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss, and cash flows for the year then ended (not presented herein); and in our report dated March 6, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Pisenti & Brinker LLP




Petaluma, California
August 2, 2001



                                 ARCTICLE 5

27.1 Financial Data Schedule for the Quarter Ended 06/30/2001.

27.2 Financial Data Schedule for the Quarter Ended 06/30/2000.

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE                                                               6-MOS                  6-MOS
FISCAL-YEAR-END                                                     DEC-31-2001            DEC-31-2000
PERIOD-START                                                        JAN-01-2001            JAN-01-2000
PERIOD-END                                                          JUN-30-2001            JUN-30-2000
CASH                                                                     47,086                 25,528
SECURITIES                                                                2,448                 14,747
RECEIVABLES                                                              50,247                 48,193
ALLOWANCES                                                              (4,100)                (2,775)
PREPAID                                                                   2,402                  5,145
CURRENT ASSETS                                                           98,083                 90,838
LONG TERM INVESTMENTS                                                     4,661                 22,257
EQUIPMENT                                                                29,817                 15,509
ACCUM DEPRECIATION                                                     (21,883)                (4,245)
OTHER LONG TERM ASSETS                                                   41,666                 55,459
TOTAL ASSETS                                                            152,344                179,818
CURRENT LIABILITIES                                                      39,610                 29,762
DEBT - BONDS                                                            109,615                115,000
OTHER LIABILITIES                                                           123                  4,919
TOTAL LIABILITIES                                                       149,348                149,681
COMMON STOCK                                                                191                    191
OTHER SHAREHOLDER EQUITY                                                  2,805                 29,946
TOTAL LIABILITIES & STCOKHOLDERS EQUITY                                 152,344                179,818
TOTAL-REVENUES                                                           66,460                 69,504
COST OF GOODS SOLD                                                       22,148                 33,197
OTHER OPERATING EXPENSES                                                 45,234                 81,988
LOSS FROM OPERATIONS                                                      (922)               (45,681)
INTEREST EXPENSE                                                        (3,284)                (3,310)
INTEREST INCOME                                                           1,705                    951
OTHER EXPENSES                                                            (739)                   (79)
LOSS PRE INCOME TAX                                                     (3,240)               (48,119)
PROVISION FOR INCOME TAX                                                  (104)                  (160)
EXTRAORDINARY                                                             2,074                 18,666
NET-INCOME                                                              (1,270)               (29,613)
EPS-BASIC                                                                (0.05)                 (1.16)
EPS-DILUTED                                                              (0.05)                 (1.16)