Form 10-Q
period 2001-09-30
QUADRAMED CORP
filed 2001-11-14
CIK 1018833

==============================================================================



                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                              ---------------

                                 FORM 10-Q
                              ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of November 5, 2001, there were 25,946,542 shares of the Registrant's Common Stock outstanding, par value $0.01. This quarterly report on Form 10-Q consists of 62 pages of which this is page 1. The
Exhibit Index is located at page 33.



==============================================================================




                           QUADRAMED CORPORATION

                             TABLE OF CONTENTS

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
                       PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited) Condensed
              Consolidated Balance Sheets as of September
              30, 2001, and December 31, 2000 (audited)..................  3

              Condensed Consolidated Statements of Operations
              for the three-month and nine-month periods
               ended September 30, 2001, and 2000........................  4

              Condensed Consolidated Statements of Cash Flows
              for the nine-month periods ended September 30,
              2001, and 2000.............................................  5

              Notes to Condensed Consolidated Financial Statements.......  6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................ 18

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk................................................ 22


                         PART II. OTHER INFORMATION

Item 1.       Legal Proceedings.......................................... 31

Item 2.       Changes in Securities and Use of Proceeds.................. 31

Item 3.       Defaults Upon Senior Securities............................ 31

Item 4.       Submission of Matters to a Vote of Security Holders........ 31

Item 5.       Other Information.......................................... 31

Item 6.       Exhibits and Reports on Form 8-K........................... 31




                       PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements



                           QUADRAMED CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except per share amounts)

                                                                                                 September       December
Current Assets:                                                                                  30, 2001        31, 2000
                                                                                                (unaudited)     (restated)(1)
    Cash and cash equivalents                                                                 $      28,282   $     27,368
    Restricted cash                                                                                   4,536          7,995
    Short-term
    investments                                                                                       2,414         12,296
    Accounts receivable, net of allowance for uncollectible accounts of $3,706
       and $2,404, respectively                                                                      35,972         36,879
    Unbilled receivables                                                                              7,532          7,995
    Notes and other receivables                                                                         381            689
    Prepaid expenses and other current assets                                                         2,195          1,830
                                                                                                ------------    -----------
             Total current assets                                                                    81,312         95,052
                                                                                                ------------    -----------
    Long-term investments                                                                             1,135          1,019
    Long-term notes receivable                                                                            -          3,600
    Equipment, at cost:
       Equipment                                                                                     28,327         26,832
       Less accumulated depreciation and amortization                                               (20,889)       (18,531)
                                                                                                ------------    -----------
           Equipment, net                                                                             7,438          8,301
                                                                                                ------------    -----------
    Capitalized software development, net of accumulated
       amortization of $7,228 and $5,212, respectively                                                7,735          8,849
    Acquired software, net of accumulated amortization of $4,116
       and $3,441, respectively                                                                         705          1,380
    Intangibles, net of accumulated amortization of $21,385 and $17,174, respectively                23,629         27,840
    Marketable investments                                                                              551            638
    Other long term assets                                                                            5,290          7,270
                                                                                                ------------    -----------

             Total Assets                                                                     $     127,795   $    153,949
                                                                                                ============    ===========
                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current maturities of capital lease obligations                                           $          73   $        323
    Accounts payable                                                                                    647            699
    Accrued payroll and related                                                                       5,617          7,223
    Accrued interest                                                                                  1,617          1,006
    Other accrued liabilities                                                                         9,736         10,256
    Deferred revenue                                                                                 17,565         11,778
                                                                                                ------------    -----------
             Total current liabilities                                                               35,255         31,285
                                                                                                ------------    -----------
                                                                                                         35            128
Capital lease obligations, less current portion
Convertible subordinated debentures                                                                  73,719        115,000
Net liabilities of discontinued operations                                                               14          3,215
                                                                                                ------------    -----------
             Total Liabilities                                                                      109,023        149,628
                                                                                                ------------    -----------
Stockholders' Equity:
    Common stock, $0.01 par, 50,000 shares authorized, 25,731 and 25,755 shares issued
       and outstanding, respectively                                                                    194            191
    Treasury stock                                                                                     (821)             -
    Additional paid-in capital                                                                      269,673        268,485
    Accumulated other comprehensive loss                                                             (4,088)        (4,028)
    Accumulated deficit                                                                            (246,186)      (260,327)
                                                                                                ------------    -----------
           Total stockholders' equity                                                                18,772          4,321
                                                                                                ------------    -----------
           Total Liabilities and Stockholders' Equity                                         $     127,795   $    153,949
                                                                                                ============    ===========
(1)      The year 2000 financial statements have been restated to present the EZ-Cap software business as a discontinued operation
         consistent with current presentation.

                   The accompanying notes are an integral part of these condensed consolidated financial statements.





                           QUADRAMED CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)
                                (Unaudited)

                                                                          Three-Month Period Ended    Nine-Month Period Ended
                                                                               September 30,               September 30,
                                                                         ---------------------------  ----------------------------
                                                                            2001          2000          2001         2000
                                                                         ---------------------------  ----------------------------
                                                                             (2)           Restated (1)  (2)          Restated (1)
                                                                             ---                         ---
Revenues:
     Licenses                                                          $      21,703    $    14,473 $    62,102   $     51,100
     Services                                                                 11,435         12,006      32,437         40,435
                                                                         ------------     ----------  ----------    -----------
              Total revenues                                                  33,138         26,479      94,539         91,535
Operating Expenses:
     Cost of licenses                                                          4,992          5,482      16,112         16,969
     Cost of services                                                          4,612          8,791      14,234         29,538
     General and administration                                               12,316         11,659      37,872         35,936
     Sales and marketing                                                       3,802          5,033      11,216         17,550
     Research and development                                                  3,152          5,385      10,008         16,846
     Amortization of intangibles                                               1,628          1,738       4,886          5,259
     Impairment of intangible assets                                               -              -           -            927
     Non-recurring charges                                                         -         13,634           -         41,953
                                                                         ------------     ----------  ----------    -----------
              Total operating expenses                                        30,502         51,722      94,328        164,978
                                                                         ------------     ----------  ----------    -----------
Income (Loss) from Operations                                                  2,636        (25,243)        211        (73,443)

Other Income (Expense):
     Interest expense                                                         (1,494)        (1,658)     (4,778)        (4,968)
     Interest income                                                             343            738       2,048          1,688
     Other income (expense), net                                                  41              5        (698)           (74)
     Write off of convertible promissory note                                 (3,600)             -      (3,600)             -
                                                                         ------------     ----------  ----------    -----------
              Total other expense, net                                        (4,710)          (915)     (7,028)        (3,354)
                                                                         ------------     ----------  ----------    -----------

Loss Before Income Taxes                                                      (2,074)       (26,158)     (6,817)       (76,797)
     Provision for income taxes                                                    -              -        (105)          (160)
                                                                         ------------     ----------  ----------    -----------
Loss from Continuing Operations                                               (2,074)       (26,158)     (6,922)       (76,957)
                                                                         ------------     ----------  ----------    -----------
     Gain on redemption of bonds (net of applicable tax)                      10,504              -      12,908              -
     Income from discontinued operations (net of applicable tax)                 120            780       1,621          4,757
     Gain on sale of  division/software  business  (net of  applicable
     tax)                                                                      6,861              -       6,534         17,208
                                                                         ------------     ----------  ----------    -----------
Net Income (Loss) Available to Common Stockholders                     $      15,411     $  (25,378) $   14,141    $   (54,992)
                                                                         ============     ==========  ==========    ===========

Earnings Per Common Share:
     Basic and Diluted
          Continuing operations                                        $       (0.08)    $    (1.02) $    (0.27)   $     (3.01)
          Gain on redemption of bonds (net of tax)                              0.41              -        0.50              -
          Discontinued operations (net of tax)                                     -           0.03        0.06           0.19
          Gain on sale of division (net of tax)                                 0.27              -        0.25           0.67
                                                                         ------------     ----------  ----------    -----------
               Total                                                   $        0.60     $    (0.99) $     0.54    $     (2.15)
                                                                         ============     ==========  ==========    ===========
Weighted Average Shares Outstanding:
              Basic                                                           25,853         25,753      25,788         25,571
              Diluted                                                         25,853         25,753      25,788         25,571


(1) The year 2000 financial statements have been restated to be consistent with current year reclassification of cost of licenses, cost of services, and operating expenses for general and administration, sales and marketing, and research and development.

(2) The year 2001 financial statements reflect the EZ-Cap software business as a discontinued operation.


                 The accompanying notes are an integral part of these condensed consolidated financial statements.





                           QUADRAMED CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                                                               Nine-Month Period Ended
                                                                                                    September 30,
                                                                                         ------------------------------------
                                                                                               2001                2000
                                                                                           -------------       --------------
Cash Flows from Operating Activities:                                                          (2)                  (1)
      Net Income (loss)                                                                  $       14,141      $      (54,992)
      Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                                            9,706               10,498
         Salaries related to issuance of common stock, cancellation of restricted shares and forfeiture of
              restricted shares and forfeiture of common stock options                               --                 (377)
         Write-off of long term investments                                                         980                   --
         Write-off of acquired software                                                              --                5,600
         Write-off of convertible promissory note                                                 3,600                   --
         Write-off of equipment                                                                      --                1,817
         Write-off of notes payable                                                                  --                  900
         Write-off of capitalized software                                                           --                1,473
         Impairment of intangible assets                                                             --                  927
         Realized gain on investments                                                               (44)                  --
         Gain on redemption of bonds                                                            (12,908)                  --
         Gain on the sale of division/software business, net of applicable tax                   (6,534)             (17,208)
      Changes in assets and liabilities, net of acquisitions:
         Accounts receivable and unbilled receivables, net                                        1,370               26,787
         Prepaid expenses and other                                                                 505                4,739
         Accounts payable and accrued liabilities                                                (1,567)                 767
         Net liabilities of discontinued operations                                              (4,872)                (804)
         Deferred revenue                                                                         5,738                4,025
                                                                                           -------------       --------------
            Cash provided by (used in) operating activities                                      10,115              (15,848)
                                                                                           -------------       --------------
Cash Flows from Investing Activities:
      Maturity (purchase) of available-for-sale securities, net                                  12,213                9,209
      Additions to equipment                                                                     (1,542)              (2,683)
      Purchase of treasury stock                                                                   (821)                  --
      Proceeds from the sale of division                                                          8,555               25,200
      Investment in ChartOne                                                                         --             (11,661)
      Proceeds from disposal of equipment                                                            25                   --
      Change in restricted cash                                                                   1,079               (7,406)
      Capitalization of computer software development costs                                      (1,185)                (828)
                                                                                           -------------       --------------
            Cash provided by investing activities                                                18,324               11,831
                                                                                           -------------       --------------
Cash Flows from Financing Activities:
      Payments of principal on capital lease obligations                                           (343)                (193)
      Repayments of notes and loans payable                                                     (28,373)                  (5)
      Issuance of common stock through Employee Stock Purchase Plan                                  --                  488
      Proceeds from exercise of common stock options to purchase common stock                     1,191                  441
                                                                                           -------------       --------------
            Cash (used in) provided by financing activities                                     (27,525)                 731
                                                                                           -------------       --------------
      Net increase (decrease) in cash and cash equivalents                                          914               (3,286)
Cash and Cash Equivalents, beginning of period                                                   27,368               10,623
                                                                                           -------------       --------------
Cash and Cash Equivalents, end of period                                                 $       28,282      $         7,337
                                                                                           =============       ==============

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                                             $        3,747      $         3,047
      Cash paid for taxes                                                                $          321      $           325

Supplemental Disclosure of Noncash Investing and Financing Transactions:
      Cancellation of restricted common stock                                            $           --      $        (2,183)
      Issuance of common stock in payment of legal expenses                              $           --      $           235
      Release of restricted cash into short term investments                             $        2,380      $            --

(1) Certain amounts in the year 2000 financial statements have been reclassified to be consistent with current year presentation.

(2) The year 2001 financial statements reflect the EZ-Cap software business as a discontinued operation.

                The accompanying notes are an integral part of these condensed consolidated financial statements.




                           QUADRAMED CORPORATION

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       QUADRAMED CORPORATION


         QuadraMed Corporation (hereafter "QuadraMed" or the "Company") is dedicated to developing information technology and providing consulting services that help healthcare professionals deliver outstanding patient care with optimum efficiency. Offering real-world solutions for every aspect of acute care information management, QuadraMed has four main product lines:
Affinity(R) Healthcare Information System, Quantim(R) Health Information Management Software and Services, Complysource(R) Compliance Solutions, and Chancellor TM Financial Products and Services. QuadraMed was reincorporated in Delaware in 1996 after having been originally incorporated in California in 1993. Its stock is publicly traded under the symbol "QMDC" on The Nasdaq SmallCap Market. From October 16, 1996, to August 30, 2000, QuadraMed's stock was traded on The Nasdaq National Market.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         (a)      Basis of Presentation and Principles of Consolidation

         These condensed consolidated financial statements include the accounts of QuadraMed and all its significant business divisions and subsidiaries and have been prepared in conformity with (i) generally accepted accounting principles in the United States of America; and (ii) the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). All significant intercompany accounts and transactions between QuadraMed and its subsidiaries are eliminated in consolidation.

         These financial statements reflect all adjustments, in management's opinion, necessary for a fair presentation of our results of operations and financial condition. All adjustments that have been included in these financial statements are of a normal recurring nature.

         Results of QuadraMed's Release Of Information ("ROI") Division and EZ-CAP software business ("EZ-CAP") are reported as discontinued operations because the Company's control of these businesses was transferred in May 2000, and September 2001, respectively. Unless otherwise indicated, amounts in these statements exclude the effects of all discontinued operations.

         (b)      Reclassifications

         Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the 2001 presentation. Specifically, September 30, 2000, financial statements have been restated to be consistent with the current classification of cost of licenses, cost of services, general and administration, sales and marketing, research and development, marketable investments, and discontinued operations.

         (c)      Use of Estimates in Preparation of Financial Statements

         In preparing these financial statements in conformity with generally accepted accounting principles in the United States of America, QuadraMed's management has made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosed contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from these estimates. Significant estimates and assumptions have been made regarding intangible assets, primarily goodwill, resulting from QuadraMed's acquisitions.

         (d)      Cash and Cash Equivalents


         QuadraMed treats all certificates of deposit, money market accounts, and commercial paper with maturities of three months or less, as cash equivalents.

          (e)     Restricted Cash

         As collateral for stand-by letters of credit, QuadraMed had restricted cash balances of $4.5 million and $8.4 million at September 30, 2001, and 2000, respectively. These balances are secured with certificates of deposit.

         In June 2001, $2.4 million of restricted cash was released and then invested in short-term investments.

         (f)      Investments

         QuadraMed considers its short-term and long-term securities, consisting primarily of debt securities, to be available-for-sale securities. The difference between cost and amortized cost (cost adjusted for amortization of premiums and accretion of discounts that are recognized as adjustments to interest income) and fair value (representing unrealized holdings gains or losses) are recorded, until realized, as a separate component of stockholders' equity. Gains and losses on the sale of debt securities are determined on a specific identification basis. Realized gains and losses are included in other income (expense) in the accompanying condensed consolidated statement of operations.

         During the nine-month period ended September 30, 2001, $12.2 million in short-term investments matured and were redeemed for cash.

         In January 1999, QuadraMed loaned $3.6 million to Purkinje, Inc. ("Purkinje"), pursuant to terms and conditions of a convertible secured promissory note. Purkinje suspended interest payments on the note in the third quarter of 2001, and requested that all debenture holders convert their holdings to preferred stock as part of a recapitalization plan. The Company believes that the current value of Purkinje preferred stock is zero, and therefore, recorded a $3.6 million charge during the third quarter of 2001 to write off the entire investment.

         (g)      Equipment

         Equipment is stated at cost and depreciated using the straight-line method over its estimated useful life, which is generally from three to five years. Depreciation expense was $2.4 million and $3.0 million for the nine-month periods ended September 30, 2001, and 2000, respectively. Leasehold improvements are amortized over the term of the lease. Maintenance and repairs are expensed as incurred.

         (h)      Intangibles

         Intangibles include goodwill and acquired software, which are being amortized on a straight-line basis over a period of five to ten years. Goodwill and acquired software are evaluated quarterly for impairment and written down to net realizable value if necessary. Goodwill is the amount of purchase price in excess of the fair value of the tangible net assets and other identifiable intangible assets acquired through QuadraMed's acquisitions.

         (i)      Revenue Recognition

                  QuadraMed's revenues are derived from two sources: (1) software products; and (2) consulting services. Software product revenues include amounts received for licenses and software-related services, such as installation and post-installation customer support fees, third-party hardware sales, and other software-related revenue. Consulting services revenues include amounts from QuadraMed's Health Information Management Services and Financial Services Divisions.

         QuadraMed's software products (enterprise-wide systems and specific applications) can be licensed individually or as a suite of interrelated products. Licenses are granted for a specified term (generally ranging from one to five years, typically with fees paid monthly or annually) or in perpetuity. Revenues from enterprise-wide systems are recognized on the basis of percentage-of-completion. Term licenses for specific applications are recognized monthly or annually over the term of the license arrangement, beginning at the date of installation. Revenues from perpetual licenses for specific applications are recognized upon shipment of the software if there is persuasive evidence of an agreement, collection of the resulting receivable is probable, and the fee is fixed and determinable. If there is a contractual acceptance period, revenues are recognized on the earlier: of (i) acceptance; or (ii) the expiration of the acceptance period. Software-related service revenue is recognized upon completion of installation. Unbilled receivables consist of work performed or software delivered which has not been billed pursuant to the customer contract. Post-installation customer support is recognized ratably over the term of the support period. Deferred revenue is consideration received in advance from customers for future work. Costs of software products include hardware, royalties to third parties, and installation costs.

         QuadraMed's consulting services are rendered under contracts with providers calling for fixed monthly payments and revenue is recognized at the end of each month as services are provided. Financial Services management contracts generally provide for incentive payments based on a percentage of dollars recovered for the provider. QuadraMed recognizes this additional incentive revenue upon receipt of payment from the provider. Cost of service revenues consists primarily of salaries, benefits and allocated costs related to providing such services.

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

          (k)     Net Income (Loss) Per Share

         Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) and convertible subordinated debentures (using the if-converted method). Common equivalent shares are excluded from the diluted computation only if their effect is anti-dilutive. As QuadraMed recorded a net loss from continuing operations for the nine-month and three-month periods ended September 30, 2001, and 2000, no common equivalent shares are included in the diluted weighted average common shares for those periods.

         (l)      Comprehensive Income

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which was adopted by QuadraMed in the first quarter of 1998. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it.

         The components of comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2001, and 2000, are as follows (in thousands):

                                                             Three-Month Period Ended          Nine-Month Period Ended
                                                                  September 30,                     September 30,

                                                               2001             2000             2001            2000
                                                          ----------------   ------------   ---------------  --------------
Net income (loss)                                              $15,411       $  (25,378)     $ 14,141         $ (54,992)
Unrealized gain (loss) on available-for-sale securities             15               88           (60)           (3,373)
                                                          ----------------   -------------- ---------------  --------------
Comprehensive income (loss)                                    $15,426       $  (25,290)     $ 14,081         $ (58,365)
                                                          ================   ============== ===============  ==============

         (m)      Software Development Costs

         Software development costs are capitalized upon the establishment of technological feasibility. QuadraMed establishes technological feasibility upon completion of a detail program design, in accordance with SFAS No.86. The detail program design substantiates that the computer software product can be produced in accordance with its design specifications. Capitalized software development costs require a continuing assessment of their recoverability. This assessment requires considerable judgment by us with respect to various factors, including, but not limited to, anticipated future gross product revenues, estimated economic lives and changes in software and hardware technology. For the nine-month periods ended September 30, 2001 and 2000, QuadraMed capitalized software development costs of $1.2 million, and $0.8 million, respectively. During the nine-month period ended September 30, 2000, QuadraMed recorded a $1.5 million charge to write-down certain capitalized software assets related to the acquisition of IMN. In addition, in connection with its acquisition of Med Data, QuadraMed reclassified $3.6 million of intangible assets to capitalized software. There was no write-down of capitalized software during the nine-month period ended September 30, 2001.

         Amortization of capitalized software development costs was $2.0 million and $1.7 million for the nine-month periods ended September 30, 2001, and 2000, respectively. Amortization is based upon the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally five years.

3.             STOCK REPURCHASE PROGRAM

         In June 2001, QuadraMed's Board of Directors authorized a twelve-month stock repurchase program whereby the Company may utilize its cash to acquire QuadraMed common stock in a manner that enhances stockholder value. In September 2001, the Company repurchased 200,000 shares of common stock at an average price of $4.105 per share. As of September 30, 2001, up to 5.8 million shares remained authorized for repurchase under the program. The repurchased shares are held as treasury stock and may be reissued in the future.

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

         During the nine-month period ended September 30, 2001, QuadraMed redeemed $41.3 million face value of convertible subordinated debentures at prices that ranged from $53.00 to $69.75. The Company recognized an extraordinary gain of $12.9 million after applicable taxes as a result of the early extinguishment of debt.

5.            DISCONTINUED OPERATIONS

         On August 31, 2001, QuadraMed consummated the sale of its EZ-CAP software business, and recorded net proceeds from the sale of $8.5 million after transaction costs, and a gain after applicable taxes of $6.9 million. Income associated with the results of discontinued operations for the EZ-CAP business for the nine-month periods ended September 30, 2001 and 2000, was $1.6 million and $3.3 million, respectively.

         On March 31, 2001, QuadraMed consummated the sale of its Electronic Remittance Advice business. QuadraMed recorded proceeds from the sale of $24.0 thousand, and a loss after applicable taxes of $327.0 thousand. There was no material income associated with the results of discontinued operations for this line during the nine-month period ended September 30, 2001.

         In connection with the acquisition of Compucare in March 1999, QuadraMed assumed the net liabilities of discontinued operations from previous Compucare acquisitions. Included in this net liability are balances related to Compucare's sale of two wholly-owned subsidiaries, Antrim Corporation, in November 1996, and Health Systems Integration, Inc. ("HSII").

         Condensed and summarized balance sheet data for the discontinued operations of Antrim, HSII, and the Company's EZ-CAP software business is as follows (in thousands):


                         September 30, December 31,
                                                          2001               2000
                                                   ------------------- ----------------
 Assets:
      Current assets:
      Cash and cash equivalents                            $        -      $         -
      Accounts receivable                                           -                -
      Other current assets                                          -              311
                                                   ------------------- ----------------
              Total current assets                                  -              311

 Property and equipment, net                                        -              273
 Other and intangible assets, net                                   -            1,617
                                                   ------------------- ----------------
              Total assets                                 $        -     $      2,201
                                                   =================== ================
 Liabilities:
      Current liabilities                                  $       14     $      5,416
      Non-current liabilities                                       -                -
                                                   ------------------- ----------------
             Total liabilities                                     14            5,416
                                                   ------------------- ----------------
 Net liabilities of discontinued operations                $       14     $      3,215
                                                   =================== ================


         On August 16, 2001, QuadraMed and its wholly-owned subsidiary, QuadraMed Operating Corporation, entered into an asset purchase agreement with OAO Transition, LLC, a Delaware limited liability company ("OAO Transition"), and OAO Technology Solutions, Inc., a Delaware corporation (individually and collectively "OAO"), for the sale of certain assets and related products, used to conduct the EZ-CAP managed care software business. The assets and related products sold were the major components, but not the entire suite of assets and products, that comprised the QuadraMed's EZ-CAP managed care software business. The asset purchase transaction was finalized on August 31, 2001 for an aggregate purchase price of approximately $9.0 million, and the opportunity for QuadraMed to receive up to $5.0 million in additional payments based on EZ-Cap's revenue growth and customer retention as part of OAO. This transaction has been accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired, including developed technology, intangible assets and liabilities assumed, based on their fair value.


         In April 2000, QuadraMed formed ChartOne, Inc., as a wholly-owned subsidiary ("ChartOne"), and subsequently transferred and assigned to ChartOne the assets and liabilities of its ROI Division, pursuant to the terms of an Asset Contribution Agreement, dated May 3, 2000. On June 7, 2000, ChartOne completed the sale of 2,520,000 shares of its Series A Preferred Stock to Warburg, Pincus Equity Partners, L.P., and certain of its affiliates, and Prudential Securities Group, Inc. for an aggregate purchase price of $25.2 million, representing a 43% equity interest in ChartOne, pursuant to the terms of a Securities Purchase Agreement, dated May 5, 2000. On October 19, 2000, QuadraMed completed the sale of its remaining 57% equity interest in ChartOne, represented by 2,130,000 shares of series B Preferred Stock, 1,200,000 shares of Series C Preferred Stock and 1 share of Common Stock, to Warburg, Pincus Equity Partners, L.P. and certain of its affiliates, and Prudential Securities Group Inc. for an aggregate cash purchase price of $26.6 million, pursuant to a Securities Purchase Agreement dated September 28, 2000. On the basis of this series of transactions and associated expenses, QuadraMed recorded a gain of $23.3 million (net of income tax expense of $1.0 million) for the year ended December 31, 2000.

         Results of the Company's ROI division and EZ-CAP software business have been included in discontinued operations for all periods, as required by APB No. 30. For the nine-month periods ended September 30, 2001 and 2000, results from discontinued operations, net of income taxes, were $1.6 million, and $4.8 million, respectively, as set forth below (in thousands):

                                                                    September 30,
                                                                  2001          2000
                                                                  ----          ----
 Revenues                                                       $  6,353     $  29,999
 Costs and expenses                                                4,732        25,003
                                                           ---------------  ---------------
Gain from discontinued operations before income taxes           $  1,621     $   4,996
 Provision for income taxes                                            0     $    (240)
                                                           ---------------  ---------------
 Income from discontinued operations                            $  1,621     $   4,756
                                                           ===============  ===============


         Discontinued operations have been segregated in the Condensed Consolidated Statements of Cash Flows and, therefore, noncash items of income and expense from discontinued operations are included in the change in net liabilities of discontinued operations.

6.       NON-RECURRING CHARGES

         During the nine-month period ended September 30, 2001, QuadraMed recorded no non-recurring charges.

         During the nine-month period ended September 30, 2000, QuadraMed recorded approximately $42.0 million of non-recurring charges. The charges were primarily related to the discontinuation of the EnOvation product, the write-down of certain other receivables, payments to employees for severance agreements, costs associated with office closures and costs related to further product integration efforts and product consolidation. These charges also included a write-down of $10.6 million of HealthCast assets, as well as additional expenses of $5.3 million associated with officers' separation agreements.

         The following table sets forth QuadraMed's restructuring and non-specific litigation reserves, and the activity against these reserves, during the current nine month-period ended September 30, 2001 (in thousands):


                                               Balance at                               Balances at
 Description                                December 31, 2000       Change (*)      September 30, 2001
------------
                                          ----------------------  ---------------- ----------------------

Restructure/Other......................        $ 3,206              $  (1,374)           $ 1,832
Non-Specific Legal.....................          1,616                 (1,599)                17
                                          ----------------------  ---------------- ----------------------
Total reserves.........................        $ 4,822              $  (2,973)           $ 1,849
                                          ======================  ================ ======================

*    Termination benefits included in restructuring/other payments during 2001 amounted to $0.9 million.


7.       INTANGIBLES

         (a)      Goodwill

         During the nine-month periods ended September 30, 2001 and 2000, amortization of goodwill was $4.2 million and $4.3 million, respectively.

           (b)    Acquired Software

         During the nine-month periods ended September 30, 2001 and 2000, amortization of acquired software was $0.7 million and $1.0 million, respectively.

8.       CONTINGENCIES OR OTHER UNCERTAINTIES

         From time to time in the normal course of its business, QuadraMed may be involved in litigation relating to its operations. As of September 30, 2001, QuadraMed was not a party to any legal proceedings that, if decided adversely, would, individually or in the aggregate, have a material adverse effect on QuadraMed's business, financial condition or results of operations.

9.       INFORMATION ON BUSINESS SEGMENTS

         In 2000, QuadraMed realigned its operations into five business segments, consisting of the Company's Enterprise Products and Services Division, HIM Software Division, HIM Services Division, Financial Services Division, and its former EZ-CAP(R) managed care software business, which was sold during the third quarter of 2001. Although not reported as a business segment, QuadraMed also generated approximately five percent of its revenue from specialty product lines that have been discontinued or are not aligned with an operating division, which is referenced as Other.

         This reorganization was undertaken to more closely align products targeted to shared markets, to more accurately measure financial performance by product/division, and to establish greater management accountability. To this end, QuadraMed further refined its operating segments during the first half of 2001 and again in the third quarter of 2001 to reflect the sale of the material components previously included in the EZ-CAP Division. The segment results reflected in the exhibits below have been restated to reflect this realignment for both current and prior year data. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. QuadraMed evaluates financial performance by segment as summarized in the subsequent table. The financial results for these operating segments for prior years have been restated on an estimated basis to conform to the current presentation.

         QuadraMed's reportable segments are strategic business units that offer different products and services. Each segment, with its own unique position in the healthcare technology and services marketplace, provides customized expertise for the purchasers of healthcare information technology and financial solutions.

         The Enterprise Division offers QuadraMed's Affinity(R) enterprise-wide information system products. With its full suite of applications, Affinity addresses the entire range of financial, patient, and clinical management needs of single- or multi-facility hospitals. Principally targeting acute care hospitals across the United States, the Affinity solution incorporates a patient-centered database designed to enable users to track each patient throughout the continuum of care in real time. The system integrates financial information such as patient accounting and DRG/case mix with clinical data, such as medical charting and plan of care, to automate federal and state reporting, scheduling, registration, and medical records information. The Electronic Document Management solution allows users to create secure electronic patient folders that combine both computerized and scanned documents. The Master Patient Index and Performance Measurement products, previously part of the HIM Software Division, were transferred to the Enterprise Division in the first half 2001.

         The HIM Software Division provides the Company's Quantim(R) health information management software products, encompassing a suite of compliance, encoding and grouping, medical record management, and patient database applications that enable a hospital to accurately track medical records for internal and external purposes. The coding and grouping solutions protect the integrity of a healthcare organization's clinical data and improve accuracy and coding compliance for ICD-9, CPT, and HCPCS codes. The medical record management product locates and reserves charts, and authenticates and distributes transcribed medical records. In the first half of 2001, the nCoder+MD product, previously included in the Company's former EZ-CAP business, was transferred to this division, and the Master Patient Index and Performance Measurement product lines, previously included in this division, were transferred to the Enterprise Division.

         The HIM Services Division offers QuadraMed's Quantim(R) and Complysource(R) Services, which provide healthcare information management departments with experienced, qualified, and if necessary, credentialed professionals to perform IT, coding, auditing, accounting, compliance, and medical record services. The Division also provides experienced executives for interim assignments in financial and management positions. These services are offered to acute care facilities, as well as to large physician, clinic, and ambulatory practices. Effective in the third quarter, 2001, the Division's services include education services, seminars and training for healthcare organizations.

         The Financial Services Division provides Chancellor(TM) Financial Services to healthcare providers to reduce accounts receivable backlogs and accelerate cash flow. The Division conducts analyses of patient accounts to identify outstanding or underpaid third party payments, to re-bill, and to follow-up on third party claims.




                                                          For the Nine-Month Period Ended September 30, 2001
                                                                            (in thousands)


                                                            HIM           HIM       Financial                   Consolidated
Description                               Enterprise     Products      Services     Services      Other (1)        Total
-------------------------------------------------------------------------------------------------------------------------------
Total revenues                           $ 43,359      $ 20,240       $ 14,533       $12,048     $ 4,359         $  94,539
                                         ======================================================================================
                                         --------------------------------------------------------------------------------------
Direct margin (2)                        $ 9,490       $ 8,006        $ 3,587        $ 5,836     $  (415)        $  26,504
                                         ======================================================================================

Interest income                          $   873       $   336        $   385        $   253     $   201         $   2,048
                                          (1,876)         (817)          (972)          (630)       (483)           (4,778)
                                         --------------------------------------------------------------------------------------
Interest income (expense), net           $(1,003)      $  (481)       $  (587)       $  (377)    $  (282)        $  (2,730)
                                         ======================================================================================

                                         --------------------------------------------------------------------------------------
Depreciation & amortization expense      $ 1,360       $ 4,592        $   831        $   379     $ 2,544         $   9,706
                                         ======================================================================================
Benefit (provision) for income taxes     $    10       $    12        $    60        $   (95)    $   (92)        $    (105)
                                         ======================================================================================
Segment earnings (loss)                  $  (279)      $  (373)       $(1,791)       $ 2,793     $13,791            14,141
                                         ======================================================================================

                                         --------------------------------------------------------------------------------------
Segment assets                           $26,931       $46,238        $23,671        $ 7,970     $22,985          $127,795
                                         ======================================================================================




                                                          For the Three-Month Period Ended September 30, 2001
                                                                            (in thousands)


                                                            HIM           HIM       Financial                   Consolidated
Description                               Enterprise     Products      Services     Services      Other (1)        Total
-------------------------------------------------------------------------------------------------------------------------------
                                         --------------------------------------------------------------------------------------
Total revenues                           $14,602       $ 7,225        $ 4,329        $ 5,342     $ 1,640          $ 33,138
                                         ======================================================================================

                                         --------------------------------------------------------------------------------------
Direct margin (2)                        $ 4,066       $ 3,133        $   745        $ 3,164     $   (82)         $ 11,026
                                         ======================================================================================

Interest income                          $   184       $    50        $    45        $    33     $    31          $    343

Interest expense                         $  (601)      $  (257)       $  (290)       $  (192)    $  (154)         $ (1,494)
                                         --------------------------------------------------------------------------------------
Interest income (expense), net           $  (417)      $  (207)       $  (245)       $  (159)    $  (123)         $ (1,151)
                                         ======================================================================================

                                         --------------------------------------------------------------------------------------
Depreciation & amortization expense      $   446       $ 1,534        $   274        $   129     $   901          $  3,284
                                         ======================================================================================

                                         --------------------------------------------------------------------------------------
Benefit (provision) for income taxes     $   (32)      $   (13)       $    28        $   (74)    $   91           $      -
                                         ======================================================================================

                                         --------------------------------------------------------------------------------------
Segment earnings (loss)                  $   938       $   370        $  (835)       $ 2,186     $12,752          $ 15,411
                                         ======================================================================================

                                         --------------------------------------------------------------------------------------
Segment assets                           $26,931       $46,238        $23,671        $ 7,970     $22,985          $127,795
                                         ======================================================================================


(1) Other includes Specialty Products Division, Discontinued Operations, non-allocated expenses for bad debt reserve, non-specific legal and non-recurring charges.
(2) Direct margin represents segment results before interest, depreciation, amortization, taxes and corporate overhead allocations.




                                                          For the Nine-Month Period Ended September 30, 2000
                                                                            (in thousands)
                                                                            (restated) (3)

                                                            HIM           HIM       Financial                   Consolidated
Description                               Enterprise     Products      Services     Services      Other (1)        Total
-------------------------------------------------------------------------------------------------------------------------------
                                         --------------------------------------------------------------------------------------
Total revenues                           $ 34,333      $ 17,140       $ 24,724     $ 8,942      $  6,396        $ 91,535
                                         ======================================================================================

                                         --------------------------------------------------------------------------------------
Direct margin (2)                        $  5,689      $  2,634       $  1,545     $   890      $(19,007)       $ (8,249)
                                         ======================================================================================

Interest income                          $    868      $    380       $    128     $   108      $    204        $  1,688
Interest expense                         $ (1,694)     $   (846)      $ (1,219)    $  (441)     $   (768)       $ (4,968)
                                         --------------------------------------------------------------------------------------
Interest income (expense), net           $   (826)     $   (466)      $ (1,091)    $  (333)     $   (564)       $ (3,280)
                                         ======================================================================================

                                         --------------------------------------------------------------------------------------
Depreciation & amortization expense      $  1,003      $  4,283       $    981     $   343      $  3,888        $ 10,498
                                         ======================================================================================

                                         --------------------------------------------------------------------------------------
Benefit (provision) for income taxes     $     (2)     $    139       $     64     $    44      $   (405)       $   (160)
                                         ======================================================================================

                                         --------------------------------------------------------------------------------------
Segment earnings (loss)
                                         $     65      $ (4,625)      $ (2,130)    $(1,478)     $(46,824)       $(54,992)
                                         ======================================================================================

                                         --------------------------------------------------------------------------------------
Segment assets                           $ 27,474      $ 40,092       $ 27,303     $ 9,529      $ 53,586        $157,984
                                         ======================================================================================




                                                          For the Three-Month Period Ended September 30, 2000
                                                                            (in thousands)
                                                                            (restated) (3)

                                                            HIM           HIM       Financial                   Consolidated
Description                               Enterprise     Products      Services     Services      Other (1)        Total
-------------------------------------------------------------------------------------------------------------------------------
                                         --------------------------------------------------------------------------------------
Total revenues                           $ 10,964       $  6,700       $   6,619     $   3,074     $   (878)        $ 26,479
                                         ======================================================================================

                                         --------------------------------------------------------------------------------------
Direct margin (2)                        $  3,576       $  1,895       $     462     $     109     $ (9,809)        $ (3,767)
                                         ======================================================================================

Interest income                          $    367       $    206       $      42     $      46     $     77         $    738
Interest expense                         $   (579)      $   (348)      $    (356)    $    (161)    $   (214)        $ (1,658)
                                         --------------------------------------------------------------------------------------
Interest income (expense), net           $   (212)      $   (142)      $    (314)    $    (115)    $   (137)        $   (920)
                                         ======================================================================================

                                         --------------------------------------------------------------------------------------
Depreciation & amortization expense      $    443       $  1,450       $     341     $     148     $  1,282         $  3,664
                                         ======================================================================================

                                         --------------------------------------------------------------------------------------
Benefit (provision) for income taxes     $    (42)      $     21       $      27     $      25     $    (31)        $      -
                                         ======================================================================================

                                         --------------------------------------------------------------------------------------
Segment earnings (loss)                  $  1,385       $   (713)      $    (902)    $    (839)    $(24,309)        $(25,378)
                                         ======================================================================================

                                         --------------------------------------------------------------------------------------
Segment assets                           $ 27,474       $ 40,092       $  27,303     $   9,529     $ 53,586         $157,984
                                         ======================================================================================


(1)      Other includes Specialty Products Division, Discontinued
         Operations, non-allocated expenses for bad debt reserve, non-specific legal and non-recurring charges.
(2) Direct margin represents segment results before interest, depreciation, amortization, taxes and corporate overhead allocations.
(3) September 30, 2000 results have been restated to be consistent with the current period reclassifications among business segments.


10.      SUBSEQUENT EVENTS.

         None.

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


         In June 2001, the FASB issued statement No. 143 "Accounting for Asset Retirement Obligations". The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

         In June 2001, the FASB issued statement No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement 121, and accounting and reporting provisions of APB Opinion No. 30. The provisions of SFAS No. 144 are required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of this new statement is not expected to have a material effect on the Company's Financial position, results of operations, or cash flows.

12.  ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED.

         In June 2001, the FASB issued statement No. 141 "Business Combinations". The statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations within the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of the new Statement is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

         In June 2001, the FASB issued statement No. 142 "Goodwill and Other Intangible Assets". The statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in business combination) should be accounted for in financial statements upon acquisition. In addition, this statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Because goodwill and some intangible assets will no longer be amortized under this statement, the reported amounts of goodwill and intangible assets (as well as total assets) will not decrease at the same time and in the same manner as under previous standards. As such, there may be more volatility in reported income than under previous standards because impairment losses, if any, are likely to occur irregularly and in varying amounts. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001.

         The Company is currently evaluating the effect of impairment tests required under the new accounting standard and the impact, if any, it will have on its reported financial position, results of operations and statement of cash flows. The reduction in goodwill amortization under the new standard would have increased net income before taxes for the nine-month periods ended September 30, 2001 and 2000 by approximately $4.2 million and $4.3 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In this Quarterly Report on Form 10-Q, QuadraMed and its management discuss and make statements regarding their intentions, beliefs, and current expectations regarding QuadraMed's future operations and performance. Such statements are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as "anticipates," "believes," "expects," "will," "should," and "intends" and their negatives. QuadraMed and its management caution prospective investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in QuadraMed's future performance. QuadraMed and its management make forward-looking statements based on currently available information and assume no obligation to update these statements due to changes in underlying factors, new information, future developments, or otherwise.

         Risks and uncertainties that could cause QuadraMed's actual results to differ from these forward-looking statements are discussed in
Item 3 entitled, "Quantitative and Qualitative Disclosures About Market
Risk."

Overview

         QuadraMed is dedicated to developing information technology and providing consulting services that help healthcare professionals deliver outstanding patient care with optimum efficiency. Offering real-world solutions for every aspect of acute care information management, QuadraMed has four main product lines: Affinity (R) Healthcare Information System, Quantim (R) Health Information Management Software and Services, Complysource (R) Compliance Solutions, and Chancellor TM Financial Products and Services. QuadraMed was reincorporated in Delaware in 1996 after having been originally incorporated in California in 1993.

         From 1993 to 1999, acquisition-based growth was an integral part of QuadraMed's business strategy. During this time, QuadraMed completed 28 acquisitions, 23 of which occurred between 1997 and 1999. This rapid growth had several consequences. First, QuadraMed significantly increased the range of health information management products and services that it offers to healthcare providers. Second, QuadraMed increased its market share in the health information management industry. Third, QuadraMed acquired access to public markets and has lowered its capital costs. At the same time, however, integration issues have delayed anticipated synergies and efficiencies, and, since 1997, QuadraMed incurred annual after-tax losses. Further, the acquisitions have produced substantial goodwill that reduces earnings through December 31, 2001.

         During 2000 and 2001 through the quarter ended September 30, 2001, QuadraMed focused on integrating its businesses and making financial and operational improvements. As part of this strategy, QuadraMed has reduced expenses, sold non-strategic assets for cash, settled outstanding litigation, made several management changes, and re-aligned the organization into four operating divisions:

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

Revenues

         Licenses. License revenues include license, installation, consulting and post-contract support fees, third-party hardware sales and other revenues related to licensing of QuadraMed's software products. License revenues for the quarter ended September 30, 2001 were $21.7 million, compared to $14.5 million in the same period last year. For the nine-month period ended September 30, 2001, license revenues increased 21.5% to $62.1 million compared to $51.1 million in the same period last year. The increase in license revenues was principally attributable to Affinity sales.

         Services. Service revenues for the quarter ended September 30, 2001 were $11.4 million, compared to $12.0 million in the same period last year. For the nine-month period ended September 30, 2001, service revenues decreased 19.8% to $32.4 million, compared to $40.4 million in the same period last year. The decrease in service revenues was principally due to termination of service contracts with a number of hospitals dating back to fourth quarter 2000.

Cost of Revenues

         Cost of Licenses. Cost of licenses consists primarily of salaries, benefits and allocated costs related to software installations, hardware costs, customer support and royalties to third parties. Cost of licenses for the quarter ended September 30, 2001 were $5.0 million, 8.9% less than $5.5 million in the same period last year. As a percentage of license revenues, cost of licenses were 23.0% for the quarter ended September 30, 2001, compared with 37.9% in the same period last year. For the nine-month period ended September 30, 2001, cost of license revenues decreased 5.1% to $16.1 million, compared to $17.0 million in the same period last year. As a percentage of license revenues, cost of licenses were 25.9% in the nine-month period ended September 30, 2001, compared with 33.2% in the same period last year. The decrease in the year to date cost of licenses is driven by the 21.5% revenue growth and lower expenses.

         Cost of Services. Cost of services includes expenses associated with services performed in connection with health information management and business office outsourcing, compliance and consulting services. Cost of services for the quarter ended September 30, 2001 were $4.6 million, 47.5% less than $8.8 million in the same period last year. As a percentage of service revenues, cost of services were 40.3% for the quarter ended September 30, 2001, compared with 73.2% in the same period last year. For the nine-month period ended September 30, 2001, cost of service revenues decreased 51.8% to $14.2 million, compared to $29.5 million in the same period last year. As a percentage of service revenues, cost of services were 43.9% in the nine-month period ended September 30, 2001, compared with 73.0% in the same period last year. The decrease in the year to date cost of services ratio is driven by the termination of lower margin hospital service contracts last year, as well as an increase in revenues from our Financial Services Division, which generates relatively higher margins.

Operating Expenses


         General and Administration. General and administration expenses for the quarter ended September 30, 2001 were $12.3 million, 5.6% more than $11.7 million in the same period last year. As a percentage of total revenues, general and administration expenses were 37.2% for the quarter ended September 30, 2001, compared to 44.0% in the same period last year.
For the nine-month period ended September 30, 2001, general and administration expenses increased 5.4% to $37.9 million, compared to $35.9 million in the same period last year. As a percentage of total revenues, general and administration expenses increased to 40.1% for the nine-month period ended September 30, 2001 from 39.3% in the same period last year. General and administration expenses increased primarily as a result of higher incentive compensation accruals, bad debt reserve strengthening, and other expense accruals.

         Sales and Marketing. Sales and marketing expenses for the quarter ended September 30, 2001 were $3.8 million, 24.5% less than $5.0 million in the same period last year. As a percentage of total revenues, sales and marketing expenses were 11.5% for the quarter ended September 30, 2001, compared to 19.0% in the same period last year. For the nine-month period ended September 30, 2001, sales and marketing expenses decreased 36.1% to $11.2 million, compared to $17.6 million in the same period last year. As a percentage of total revenues, sales and marketing decreased to 11.9% for the nine-month period ended September 30, 2001 from 19.2% in the same period last year. Sales and marketing expenses decreased primarily as a result of the expense actions taken in 2000.

         Research and Development. Research and development expenses for the quarter ended September 30, 2001 were $3.2 million, 41.5% less than $5.4 million in the same period last year. As a percentage of total revenues, research and development costs were 9.5% for the quarter ended September 30, 2001, compared to 20.3% in the same period last year. For the nine-month period ended September 30, 2001, research and development expenses decreased 40.6% to $10.0 million, compared to $16.8 million in the same period last year. As a percentage of total revenues, research and development expenses decreased to 10.6% for the nine-month period ended September 30, 2001 from 18.4% in the same period last year. Research and development expenses decreased primarily as a result of the elimination of corporate research and development projects and a reduction in the number of products and product versions supported. QuadraMed believes that research and development expenditures are essential to maintaining its competitive position. As a result, QuadraMed intends to continue to make investments in the development of new products and in the further integration of acquired technologies. Subject to feasibility tests, some of these development costs are currently capitalized.

         Amortization of Intangibles. Amortization of intangibles for the quarter ended September 30, 2001 decreased 6.3% to $1.6 million, compared to $1.7 million in the same period last year. For the nine-month period ended September 30, 2001 amortization of intangibles decreased 7.1% to $4.9 million compared to $5.3 million in the same period last year. The quarter to date and year to date decreases resulted from an analysis of the underlying asset and related amortization rates.

         Non-Recurring Charges. There were no non-recurring charges for the three-month and nine-month periods ended September 30, 2001.

          During the nine-month period ended September 30, 2000, QuadraMed recorded approximately $42.0 million of non-recurring charges. Those charges were primarily related to the sunsetting of the EnOvation product, the write-down of certain other receivables, and payments to employees for severance agreements and costs associated with office closures. In addition, there were costs related to further product integration efforts and product consolidation.

         Interest Expense. Interest expense was $1.5 and $4.8 million for the three-month and nine-month periods ended September 30, 2001, compared to $1.7 and $5.0 million for the same periods last year. Interest expense in 2001 and 2000 was principally related to QuadraMed's $115.0 million convertible subordinated debentures, which were issued in May 1998.

Liquidity and Capital Resources

         At September 30, 2001, QuadraMed had $28.3 million in cash and cash equivalents, compared to $27.4 million at December 31, 2000.

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

         During the quarter ended September 30, 2001, QuadraMed redeemed and cancelled $35.9 million in face value of convertible subordinated debentures at prices ranging from $66.88 to $69.75. The Company recognized an extraordinary gain of $10.5 million after applicable taxes as a result of the early extinguishment of debt.

         During the quarter ended June 30, 2001, QuadraMed redeemed and cancelled $5.4 million in face value of convertible subordinated debentures at prices ranging from $53.00 to $53.75. The Company recognized an extraordinary gain of $2.4 million after applicable taxes as a result of the early extinguishment of debt.

         Net cash provided by (used in) operating activities was $10.1 million and ($15.8) million for the nine-month periods ended September 30, 2001 and 2000, respectively. Net cash provided by operating activities for the nine-month period ended September 30, 2001 principally reflected the improvement in collections on receivable balances, write-off of convertible promissory note, and the lower operating expenses. Net cash used in operating activities for the nine-month period ended September 30, 2000 related to the write-down on certain intangible assets and accounts receivable, and the sale of the ROI division.

          Net cash provided by investing activities was $18.3 million and $11.8 million for the nine-month periods ended September 30, 2001 and 2000, respectively. Investing activities for the nine-month period ended September 30, 2001 primarily related to the maturity of available-for-sale short-term investments, release of restricted cash, purchase of treasury stock, and the proceeds from the sale of the EZ-Cap software business. Net cash provided by investing activities for the nine-month period ended September 30, 2000 primarily related to proceeds from the sale of the ROI division and the maturity of available-for-sale short-term investments.

         Net cash (used in) provided by financing activities was ($27.5) million and $0.7 million for the nine-month periods ended September 30, 2001 and 2000, respectively. Net cash used in financing activities for the nine-month period ended September 30, 2001 primarily related to the redemption of convertible subordinated debentures, capital lease obligations, and proceeds from the exercising of common stock options. Net cash provided by financing activities for the nine-month period ended September 30, 2000 primarily related to the issuance of common stock through the Employee Stock Purchase Plan and the proceeds from the exercising of common stock options.

         QuadraMed believes that its cash and investments and borrowing capacity on September 30, 2001 is sufficient to fund operations at least through December 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Interest Rate Risk

         QuadraMed's exposure to market risk for changes in interest rates primarily relates to its investment portfolio and its convertible subordinated debentures. QuadraMed intends to ensure the safety and preservation of its invested principal funds by limiting default risk, market risk, and reinvestment risk. QuadraMed invests in high-quality issuers, including money market funds, corporate debt securities, and debt securities issued by the United States government. QuadraMed has a policy of investing in securities with maturities of two years or less. QuadraMed does not invest in derivative financial or foreign investments. The table below presents fair values of principal amounts and weighted average interest rates for QuadraMed's investment portfolio as of September 30, 2001, (in thousands, except average interest rates):


                                                                      Aggregate             Weighted Average
                                                                      Fair Value             Interest Rate
                                                                      ----------             -------------
Cash and cash equivalents:

Cash..........................................................        $   3,804                      --
                                                                      ----------
                                                                                                   3.12 %
Money market funds............................................        $  24,478
                                                                      ----------

Total cash and cash equivalents...............................        $  28,282
                                                                      ----------
Short-term investments:


Corporate debt securities.....................................        $      34                    6.33 %
                                                                      ----------

Other short-term investment...................................        $   2,380                    3.75 %
                                                                      ----------

Total short-term investments..................................        $   2,414

Long-term investments:

Corporate debt securities.....................................        $     582                    6.09 %
                                                                      ----------

Debt securities issued by the U.S. government..............
                                                                      $     553                    5.46 %
                                                                      ----------
Total long-term investments....................................       $   1,135
                                                                      ----------


         Outstanding Debt. As of September 30, 2001, QuadraMed had outstanding long-term debt of $73.7 million, as set forth below (in thousands, except average interest rates):



                                                                    Nine-Month Period Ended
                                                                      September 30, 2001
                                               ------------------------------------------------------------------

                                                Carrying         Fair           Maturity      Weighted Average
                                                 Amount           Value            Date        Interest Rate
                                               ------------  -------------     -----------  ---------------------

Convertible Subordinated Debentures (*)           $ 73,719       $ 50,774           2005           5.25%

     (*) During 2001, QuadraMed redeemed $41.3 million in face value of convertible subordinated debentures at prices ranging from $53.00 to $69.75. The Company recognized an extraordinary gain of $12.9 million after applicable taxes as a result of the early extinguishment of debt.


         Long-term debt is carried at the original offering price, less any payments of principal. Rates currently available to the Company for long-term borrowings with similar terms and remaining maturities are used to estimate the fair value of existing borrowings as the present value of expected cash flows. The debentures are unsecured, subordinated to all senior indebtedness and convertible at any time into shares of the Company's common stock. The debentures will mature on May 1, 2005 and are redeemable, in whole or in part, at the option of the Company. In order to estimate the fair value of these debentures, the Company used currently quoted market prices.

         QuadraMed is not exposed to material changes in interest rate because the interest rate on its convertible subordinated debentures, the bulk of QuadraMed's debt, is fixed at 5.25%.

Foreign Currency Risk

         Although QuadraMed from time-to-time sells its products internationally, all such transactions are denominated in U.S. currency, and there is no foreign currency fluctuation risk.

QuadraMed has encountered significant challenges integrating acquired businesses, and its business, operations, and financial condition have been adversely affected.


         Since its inception, QuadraMed has completed twenty-eight (28) acquisitions. QuadraMed has encountered significant challenges related to integrating acquired businesses into its operations and expects these challenges to continue until integration is complete. Some of the challenges QuadraMed has encountered or may encounter in integrating acquired businesses include:

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


         All of these factors have had, and QuadraMed expects will continue to have, an adverse effect on its business, financial condition, and results of operations at least until the integration of the acquired businesses is complete. In addition, these problems have led QuadraMed to refocus its business strategy away from acquisitions, which could lead to slower future growth and negatively impact its financial condition.

QuadraMed has incurred losses in each of the past three years and could continue to incur losses in future periods.

         QuadraMed incurred net losses of $54.8 million, $12.3 million, and $21.4 million for the years ended December 31, 2000, 1999, and 1998, respectively. For the three-month and nine-month periods ended September 30, 2001, QuadraMed reported a net gain of $15.4 million and $14.1 million, respectively. As of September 30, 2001, QuadraMed's accumulated deficit was $246.2 million. Furthermore, in connection with its acquisitions, QuadraMed may incur significant expenses related to goodwill and other intangible assets in future periods. Accordingly, if QuadraMed's operating results do not improve to offset these and other expenses, QuadraMed may continue to experience losses in future periods and may never be profitable.

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

         o Divestiture of, discontinuation of, or reduction in, the products and services QuadraMed offers;

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

         A substantial portion of QuadraMed's revenues has been and is expected to continue to be derived from sales of software products and services to hospitals. Consolidation in the healthcare industry, particularly in the hospital and managed care markets, could decrease the number of existing or potential purchasers of products and services and could adversely affect QuadraMed's business. In addition, the decision to purchase QuadraMed's products often involves a committee approval. Consequently, it is difficult for QuadraMed to predict the timing or outcome of the buying decisions of its customers or potential customers. In the quarter ended September 30, 2001, QuadraMed's service revenues decreased due to the loss of hospital service contracts. In addition, many healthcare providers are consolidating to create integrated healthcare delivery systems with greater regional market power. These emerging systems could have greater bargaining power, which may lead to decreases in prices for QuadraMed's products, which could adversely affect QuadraMed's business, financial condition and results of operations.

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

         o    3M, SoftMed Corporation, Inc., MetaHealth, Eclypsis
              Corporation, Cascade, and HSS in the market for medical records products in the Health Information Management Product Division; and

         o PriceWaterhouseCoopers, KPMG and Ernst and Young for compliance products and services and health information management consulting services in the Health Information Management Services Division.


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

         QuadraMed relies on a combination of trade secret, copyright and trademark laws, nondisclosure, noncompete, and other contractual provisions to protect its proprietary rights. QuadraMed has not filed any patent applications covering its technology. Measures taken by QuadraMed to protect its intellectual property may not be adequate, and QuadraMed's competitors could independently develop products and services that are substantially equivalent or superior to QuadraMed's products and services. Any infringement or misappropriation of its proprietary software and databases could put QuadraMed at a competitive disadvantage in a highly competitive market and could cause QuadraMed to lose revenues, incur substantial litigation expense and divert management's attention from other operations.

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

Because no mirror processing site for its data processing facilities exists, QuadraMed's business, financial condition, and results of operations could be adversely affected if these facilities were subject to a closure from a catastrophic event or otherwise.

         QuadraMed currently processes substantially all of its data at its facilities in Neptune, New Jersey, Irving, Texas, Kansas City, Missouri, and San Rafael, California. Although QuadraMed backs up its data nightly and has safeguards for emergencies, such as power interruption or breakdown in temperature controls, QuadraMed has no mirror processing site to which processing could be transferred in the case of a catastrophic event at these facilities. If a major catastrophic event, or any other interruption or closure, occurs at one of these facilities, leading to an interruption of data processing, or any other interruption or closure, QuadraMed's business, financial condition, and results of operations could be adversely affected.

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

         The NASDAQ Small Cap Market on which QuadraMed is listed, and stock markets in general, have historically experienced extreme price and volume fluctuations that have affected companies unrelated to their individual operating performance. The trading price of QuadraMed's Common Stock has been and is likely to continue to be highly volatile due to such factors as:

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

         Existing stockholders of QuadraMed hold a significant number of shares of Common Stock that may be sold in the future under Rule 144 of the Securities Act or through the exercise of registration rights. Sales of a substantial number of these shares in the public markets or the prospect of such sales could adversely affect or cause substantial fluctuations in the market price of QuadraMed's Common Stock and convertible debentures and impair QuadraMed's ability to raise additional capital through the sale of its securities.

If QuadraMed is unable to achieve profitability, it may be forced to file for bankruptcy.

         If QuadraMed's financial condition deteriorates, QuadraMed may be forced to seek relief under Chapter 11 of the U.S. Bankruptcy Code. Chapter 11 permits a company to remain in control of its business, protected by a stay of all creditor action while the company attempts to negotiate and confirm a plan of reorganization with its creditors. If QuadraMed commenced a Chapter 11 case it would expect deterioration in its customer relationships, a reduction in orders, the loss of suppliers, and an erosion of employee morale. QuadraMed may be unsuccessful in its attempts to confirm a plan of reorganization with its creditors. Many Chapter 11 cases are unsuccessful, and virtually all involve substantial expense and damage to the business. If QuadraMed were unsuccessful in obtaining confirmation of a plan of reorganization, its assets could be liquidated and could be insufficient to pay all of its security holders.

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

Review of Financial Statements.

         The financial information required in this Form 10-Q by Rule 10-01 of Regulation S-X has been subject to a review by Pisenti & Brinker LLP, the Company's independent certified public accountants, as described in their report dated October 29, 2001.

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

           None.

ITEM 5. Other Information.

           None.

ITEM 6. Exhibits and Reports on Form 8-K.

         (a)      EXHIBITS.

         10.5 Amendment of Employment Agreement between Lawrence P. English and QuadraMed, dated September 20, 2001.*

         10.6 Amendment of Employment Agreement between Michael H. Lanza and QuadraMed, dated September 19, 2001.*

         10.7 Amendment of Employment Agreement between Dean Souleles and QuadraMed, dated September 19, 2001.*

         10.8 Amendment of Employment Agreement between Mark N. Thomas and QuadraMed, dated September 20, 2001.*

         10.9 Amendment of Employment Agreement between Michael S. Wilstead and QuadraMed, dated September 20, 2001.*

         10.10 Letter Agreement between QuadraMed and Peter T. van der Grinten, dated October 4, 2001.*

         15       Accountant's Letter.

         27.1     Financial Data Schedule for the Quarter Ended 09/30/2001.

         27.2     Financial Data Schedule for the Quarter Ended 09/30/2000.

         ----------------------
         * Management contract, or compensatory plan or arrangement.

(b)      REPORTS ON FORM 8-K.

         On August 16, 2001, QuadraMed filed a Current Report on Form 8-K in which it reported in Item 5 that it had entered into an asset purchase agreement with OAO Technology Solutions, Inc. and its wholly owned subsidiary OAO Transition, LLC, for the sale of certain assets used to conduct QuadraMed's EZ-CAP managed care software business for a purchase price equal to $9.0 million and the opportunity to receive up to $5.0 million in additional payments based on EZ-Cap's revenue growth and customer retention as part of OAO. The election on August 13, 2001 of Joseph L. Feshbach, chairman of the board of Curative Health Services, Inc., to QuadraMed's board of directors was also reported.




                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           QUADRAMED CORPORATION (Company)


Date: November 14, 2001                    By:     /s/   Lawrence P. English
                                                ------------------------------
                                                Lawrence P. English
                                                Chief Executive Officer
                                                (Principal Executive Officer)


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

     3.4   Amended and Restated Bylaws of QuadraMed. (1)

     3.5   Third Amended and Restated Certificate of Incorporation of
           QuadraMed. (5)

     4.1   Reference is made to Exhibits 3.4 and 3.5. (1) (5)

     4.2   Form of Common Stock certificate. (1)

     4.3   Form of Warrant to Purchase Common Stock. (1)

     4.4 Registration Rights Agreement dated December 5, 1996, by and between QuadraMed and the investors listed on Schedule A thereto. (2)

     4.5 Registration Rights Agreement, dated as of June 5, 1998, by and among QuadraMed Corporation and the stockholders of Pyramid Health Group, Inc. named therein. (3)

     4.6 Subordinated Indenture, dated as of May 1, 1998, between QuadraMed and The Bank of New York. (4)

     4.7   Officers' Certificate delivered pursuant to Sections 2.3 and
           11.5 of the Subordinated Indenture. (4)

     4.8 Registration Rights Agreement dated April 27, 1998, by and among QuadraMed and the Initial Purchasers named therein. (4)

     4.9   Form of Global Debenture. (4)

     4.10  Form of Certificated Debenture. (4)

     4.11 Registration Rights Agreement dated December 23, 1998, by and between QuadraMed and the shareholders listed therein. (7)

     4.12 Registration Rights Agreement, dated as of March 3, 1999, by and among QuadraMed Corporation and the stockholders of The Compucare Company named therein. (6)

     10.1 Grantor Trust Agreement by and between QuadraMed and Wachovia Bank, N.A., dated January 1, 2000.(8)

     10.2 Grantor Trust Agreement Amendment by and between QuadraMed and Wachovia Bank, N.A., dated January 1, 2000.(8)

     10.3  QuadraMed 1996 Stock Incentive Plan, as amended April 18,
           2001.(8)

     10.4 Amendment of Severance Agreement between James D. Durham and QuadraMed, dated July 31, 2001.(8)

     10.5 Amendment of Employment Agreement between Lawrence P. English and QuadraMed, dated September 20, 2001.

     10.6 Amendment of Employment Agreement between Michael H. Lanza and QuadraMed, dated September 19, 2001.

     10.7 Amendment of Employment Agreement between Dean Souleles and QuadraMed, dated September 19, 2001.

     10.8 Amendment of Employment Agreement between Mark N. Thomas and QuadraMed, dated September 20, 2001.

     10.9 Amendment of Employment Agreement between Michael S. Wilstead and QuadraMed, dated September 20, 2001.

     10.10 Letter Agreement between QuadraMed and Peter T. van der Grinten, dated October 4, 2001.

     15    Accountant's Letter.

           (1) Incorporated herein by reference to the Company's Registration Statement on Form SB-2, No 333-5l80-LA, as filed with the Commission on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the Commission on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.

           (2) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as filed with the Commission on August 14, 1997, as amended September 4, 1997.

           (3) Incorporated herein by reference to the Company's Current Report on Form 8-K, as filed with the Commission on June 11, 1998.

           (4)  Incorporated herein by reference to the Company's
                Registration Statement on Form S-3, No. 333-55775, as filed with the Commission on June 2, 1998, and as amended by Amendment No. 1 thereto, as filed with the Commission on June 17, 1998.

           (5) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the Commission on August 14, 1998, as amended on August 24, 1988.

           (6) Incorporated herein by reference to the Company's Current Report on Form 8-K/A filed with the Commission on March 22, 1999.

           (7)  Incorporated herein by reference to the Company's
                Registration Statement on Form S-3, No. 333-80617, as filed with the Commission on June 14, 1999, and as amended by Amendment No. l thereto, as filed with the Commission on August 4, 1999.

           (8) Incorporated by reference the Company's Quarterly Report on Form 10-Q, filed August 14, 2001.




                                                                  EXHIBIT 15



Independent Accountants' Report
-------------------------------


To the Stockholders and Board of Directors
QuadraMed Corporation ("QuadraMed")
San Rafael, California



We have reviewed the accompanying condensed consolidated balance sheet of QuadraMed and its subsidiaries as of September 30, 2001, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of QuadraMed's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

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

Pisenti & Brinker LLP




Petaluma, California
October 29, 2001




                                 ARCTICLE 5

27.1     Financial Data Schedule for the Quarter Ended 09/30/2001.

27.2     Financial Data Schedule for the Quarter Ended 09/30/2000.

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE
NINE- MONTHPERIODS ENDED SEPTEMBER 30, 2001 AND 2000 UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH
FINANCIAL STATEMENTS.

PERIOD-TYPE                                                               9-MOS                  9-MOS

FISCAL-YEAR-END                                                     DEC-31-2001            DEC-31-2000

PERIOD-START                                                        JAN-01-2001            JAN-01-2000

PERIOD-END                                                          SEP-30-2001            SEP-30-2000

CASH                                                                     32,818                 15,779
SECURITIES                                                                2,414                 14,250
RECEIVABLES                                                              47,591                 44,870
ALLOWANCES                                                              (3,706)                (2,350)
PREPAID                                                                   2,195                  3,507
CURRENT ASSETS                                                           81,312                 76,056
LONG TERM INVESTMENTS                                                     1,135                 22,257
EQUIPMENT                                                                28,327                 28,017
ACCUM DEPRECIATION                                                     (20,889)               (19,146)
OTHER LONG TERM ASSETS                                                   37,910                 50,800
TOTAL ASSETS                                                            127,795                157,984
CURRENT LIABILITIES                                                      35,255                 35,008
DEBT - BONDS                                                             73,719                115,000
OTHER LIABILITIES                                                            49                  3,444
TOTAL LIABILITIES                                                       109,023                153,452
COMMON STOCK                                                                194                    191
OTHER SHAREHOLDER EQUITY                                                 18,578                  4,341
TOTAL LIABILITIES & STCOKHOLDERS EQUITY                                 127,795                157,984
TOTAL-REVENUES                                                           94,539                 91,535
COST OF GOODS SOLD                                                       30,346                 46,507
OTHER OPERATING EXPENSES                                                 63,982                118,471
LOSS FROM OPERATIONS                                                        211               (73,443)
INTEREST EXPENSE                                                        (4,778)                (4,968)
INTEREST INCOME                                                           2,048                  1,688
OTHER EXPENSES                                                          (4,298)                   (74)
LOSS PRE INCOME TAX                                                     (6,817)               (76,797)
PROVISION FOR INCOME TAX                                                  (105)                  (160)
EXTRAORDINARY                                                            21,063                 21,965
NET-INCOME                                                               14,141               (54,992)
EPS-BASIC                                                                  0.54                 (2.15)
EPS-DILUTED                                                                0.54                 (2.15)