Form 10-K
period 2001-12-31
QUADRAMED CORP
filed 2002-03-29
CIK 1018833

===============================================================================

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

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2001
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _____ to _____

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

                  Common Stock, $0.01 par value per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   __X__     No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 18, 2002 was approximately $233,350,000 (based upon the closing price for shares of the Registrant's common stock as reported on the Nasdaq SmallCap Market for March 18, 2002). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         On March 18, 2002, 27,039,375 shares of the Registrant's common stock, $0.01 par value per share, were outstanding.

===============================================================================




                           QUADRAMED CORPORATION


                        2001 FORM 10-K ANNUAL REPORT


                             TABLE OF CONTENTS

                                                                          Page
PART I......................................................................1
Item 1    Business..........................................................1
Item 2    Properties.......................................................13
Item 3    Legal Proceedings................................................13
Item 4    Submission of Matters to a Vote of Security Holders..............13
PART II....................................................................14
Item 5    Market for Registrant's Common Equity and Related
             Stockholder Matters...........................................14
Item 6    Selected Financial Data..........................................16
Item 7    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................16
Item 7A   Quantitative and Qualitative Disclosures About Market Risk.......33
Item 8    Financial Statements and Supplementary Data......................34
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................34
PART III...................................................................34
Item 10   Directors and Executive Officers of the Registrant...............34
Item 11   Executive Compensation...........................................34
Item 12   Security Ownership of Certain Beneficial Owners and
             Management....................................................34
Item 13   Certain Relationships and Related Transactions...................35
PART IV....................................................................35
Item 14   Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K...................................................35




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


PART I

Item 1.  Business

Overview

         QuadraMed is dedicated to developing information technology and providing consulting services that help healthcare professionals deliver outstanding patient care with optimum efficiency. In 2001, QuadraMed reported its first year of positive net income since becoming a publicly traded company in 1996. In management's view, these results illustrate the effectiveness of QuadraMed's strategy over the past eighteen (18) months in focusing on the following:

         o Integrating business units from the twenty-eight (28) acquisitions made between 1993 and 1999;

         o      Reducing overall expenses;

         o      Increasing revenues;

         o      Selling non-strategic assets;


         o      Investing in research and development; and


         o      Instituting key financial and operational improvements.


         QuadraMed initiated a new branding strategy in 2001 that included the adoption of a new trademark, "We do technology. So you can do healthcare."(TM) The strategy classified QuadraMed's healthcare technology products and services into four sub-brands, corresponding to the four distinct categories of hospital decision-makers who purchase its products:

         o Affinity(R) Healthcare Information Systems, which are generally purchased in a committee decision involving hospital boards, chief executive officers, chief financial officers, chief medical officers, chief information officers, and outside consultants;

         o Quantim(R) Health Information Management Software and Services, which are generally procured by medical record and health information management professionals;

         o Complysource(R) Compliance Solutions, which are generally engaged by compliance and legal officers and outside legal counsel; and

         o Chancellor(TM) Financial Products and Services, which are generally secured by chief financial officers and revenue officers.


         In 2000, QuadraMed's operations were realigned into five (5) distinct business segments. With the sale of the EZ-CAP managed care software business in August of 2001, QuadraMed now is managed in four (4) distinct business segments. Although not reported as a business segment, QuadraMed also generated approximately five percent (5%) of its revenue from specialty product lines that are not aligned with an operating division or have been discontinued and is referenced as Other on the Consolidated Financial Statements. The four (4) segments are as follows:

         o Enterprise Division, which provides acute care hospitals with Affinity integrated enterprise information systems to manage patient registration, clinical, and financial information and related products;

         o Health Information Management Software Division, which provides Quantim and Complysource software products that automate and support hospital and provider health information management departments in maintaining accurate and timely patient treatment information and in accurately coding for e reimbursement;


         o Health Information Management Services Division, which provides (i) Quantim Health Information Interim Management, Management Consulting, and Department Outsourcing services;
                (ii) Quantim and Complysource Coding, Compliance, and Education services; (iii) Complysource Regulatory Compliance services; and (iv) Complysource HIPAA Regulatory Compliance services; and


         o Financial Services Division, which identifies and collects accounts receivables for hospitals and medical groups and provides other Chancellor products and services.

Technology and Product Development Strategy


         QuadraMed is continuously engaged in the design and development of new products and enhancements to its existing products. QuadraMed research and development is guided by the following technology trends that affect software producers and consumers:


         o Computing power, storage capacity, and network bandwidth have in the past and may continue to double every 18, 12, and 6 months, respectively;

         o The Internet and distributed computing have had and will likely continue to have a significant impact on the way software is developed and delivered; and

         o Web-native applications with a clean Internet architecture will likely have a significant role in the future.


         In 2001, QuadraMed focused on the development of web-native applications (designed to run in a web browser) built on n-tiered architecture (developed in discrete layers separating the user interface from the business rules and data storage to provide maximum platform independence) in two product areas:

         o In the Affinity product line, a prototype Computerized Physician Order Entry ("CPOE") system, used to assist physicians in clinical decision-making and improve patient safety, was completed. It is now scheduled for a beta release in the fourth quarter of 2002. Designed with the assistance of human factors engineers and extensive usability testing, once operational it will be able to be deployed in a flexible manner on a variety of platforms, ranging from traditional PC desktops to wireless handheld tablet computers and personal digital assistants; and

         o In the Quantim product line, a single, fully-integrated web-native platform that significantly improves and combines the functionality of several existing health information management product offerings in coding, compliance, and data collection was developed. The first product to be offered on this new platform, QuadraMed Quantim Compliance (Inpatient and Outpatient Modules), was delivered to its beta site in the fourth quarter of 2001 and is now generally available for purchase.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of product research and development spending.

Revenue Model

         QuadraMed's revenues, excluding exceptional items, are derived from two sources: (i) licenses; and (ii) consulting services. License revenues include amounts received for licenses and software-related services, such as installation and post-installation customer support fees, third-party hardware sales, and other software-related revenue. Consulting services revenues include amounts from outsourcing, specialized staffing, and analytical services provided by QuadraMed's Health Information Management Services and Financial Services Divisions.


         QuadraMed's software products (enterprise systems and specific applications) can be licensed individually or as a suite of inter-related products. Licenses are granted for a specified term (generally ranging from one to five years, typically with fees paid monthly, quarterly, or annually) or in perpetuity. Revenues from enterprise systems are recognized on the basis of percentage of completion. Revenues from term and perpetual licenses for specific applications are recognized upon shipment of the software if there is a definite agreement, collection of the resulting receivable is probable, and the fee is fixed or determinable. If there is a contractual acceptance period, revenues are recognized on the earlier of: (i) acceptance; or (ii) the expiration of the acceptance period. Software-related service revenue is recognized upon completion of installation. Unbilled receivables consist of work performed or software delivered that has not been billed pursuant to the customer contract. Post-installation customer support is recognized ratably over the term of the support period. Deferred revenue is revenue received in advance from customers for future work. Costs of software products include hardware, royalties to third parties, and installation costs.

         QuadraMed's consulting services are rendered under contracts with healthcare providers that are billed in one of three ways: (i) hourly rates;
(ii) monthly or quarterly fixed fees; or (iii) percentage of cash collections. For services billed by the hour or on a monthly or quarterly fixed fee, which are generally related to the Health Information Management Services Division, revenue is recognized at the end of each month or quarter as services are provided and billed. Contracts for the Financial Services Division generally provide for incentive payments based on a percentage of dollars recovered for the provider. QuadraMed recognizes this incentive revenue either upon invoicing or upon receipt of payment from the provider. Cost of service revenues consist primarily of salaries, benefits, and allocated costs related to providing such services.


Description of Operating Division Products and Markets

Enterprise Division

         QuadraMed's Enterprise Division provides hospitals, particularly acute care hospitals, with integrated enterprise information systems to manage patient registration, clinical, and financial information. Its products are sold only in the United States and its primary offices are in Reston, Virginia; Irvine, California; and Neptune, New Jersey.


         Affinity is the division's core product. For the last five (5) consecutive review periods, Affinity has been selected as the top "Major Acute Care" software solution in a survey of approximately 3,500 hospital chief information officers and department directors, as reported by KLAS Enterprises in its Healthcare IT Top 20 report. Product development on Affinity began in 1989. It was first released in 1991 by The Compucare Company ("Compucare"), which QuadraMed acquired in 1999.

         Affinity is a standards-based, integrated, healthcare information system. It is highly scaleable and flexible and supports the business application needs of hospitals of varying sizes, from small community facilities to large multi-entity integrated delivery networks ("IDNs"). It can be implemented on both Microsoft NT and UNIX operating systems and supports a number of hardware platforms, including Compaq, Hewlett Packard, IBM, and EMC. Affinity is built on a standards-based architecture constructed in ANSI-standard programming language and uses the Cache database with structured queried language ("SQL") access engineered by InterSystems Corporation.

         Affinity's comprehensive and integrated product suite is comprised of forty (40) applications divided into four major functional and infrastructure areas:


         o      Affinity Patient Information Management;

         o      Affinity Clinical Care Management;

         o      Affinity Patient Revenue Management; and

         o      Affinity Financial Management


Affinity clients typically purchase "core" applications, such as Registration, Medical Records, Patient Accounting, and Order Management. In addition to "core" applications, clients frequently purchase additional Affinity applications that are designed to:

         o      Streamline their workflow processes;

         o      Reduce administrative expenses;

         o      Improve the speed and accuracy of billing processes; and

         o      Assist in clinical decision-making and documentation.

         Affinity's development cycle includes one major annual release to customers and up to four "update" releases. Content for the annual releases typically focuses on five (5) major categories:

         o Regulatory enhancements required by federal and state mandates;

         o Strategic enhancements to the breadth and depth of functionality;

         o User group enhancements voted on by Affinity customers pursuant to customer support agreements;

         o      Corrective maintenance to repair code; and

         o      Modification retrofits funded by customers.



              In 2001, a prototype Affinity CPOE system, used to assist physicians in clinical decision-making and improve patient safety, was completed. It is now scheduled for a beta release in the fourth quarter of 2002. Designed with the assistance of human factors engineers and extensive usability testing, it is designed to be deployed in a flexible manner on a variety of platforms, ranging from traditional PC desktops to wireless handheld tablet computers and personal digital assistants. In January of 2002, QuadraMed and Oracle Corporation announced a strategic healthcare software development agreement under which QuadraMed became the first member of the Oracle Healthcare Partner Initiative and agreed to develop its Affinity advanced clinical applications on the Oracle Healthcare Transaction Base, a web-native service architecture and development platform focused on individuals and based on industry standards such as Health Level Seven, version 3. QuadraMed entered the agreement to address the evolving needs of certain of its IDN customers.

         Affinity is currently installed in 171 hospitals in 32 states. Hospitals generally use committees to make major information technology purchase decisions. Consequently, purchase decisions are often slow to be made. The average sales cycle for Affinity is typically 12 to 18 months from initial contact to contract execution. Affinity sales are normally generated from six (6) major sources:


         o Requests for proposals sent directly to QuadraMed by the hospital or its retained consultant;

         o      Referrals and recommendations from consulting firms;

         o      Healthcare trade shows;

         o      QuadraMed's sales force;

         o      Telemarketing; and

         o      Direct-mail.


         In addition to Affinity, QuadraMed's Enterprise Division also markets an electronic document imaging and management system or "EDM", and a suite of Master Population Index ("MPI") Software and Services (MPIspy(R), SmartID(TM), SmartMerge(R), MPI Cleanup), which enable the identification, correction, and elimination of duplicate patient records in a facility's master population index. In January of 2001, the division also began selling QuadraMed's Chancellor Decision Support tools, which included Contract Management, a contract management system, Performance Measurement, a clinical and financial outcomes analysis and decision support system, and Clinical Outcome Practice Evaluator ("COPE"), which electronically captures, abstracts, and enters data required for Core Measures of the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO").

         The following table provides a list of the major products and services offered by QuadraMed's Enterprise Division:

------------------------------------------------------------------------------------------------
Affinity Patient Information Management        o   Patient Scheduling
                                               o   Patient Registration
                                               o   Master Population Index
                                               o   Community Master Population Index ("CMPI")
                                               o   Medical Records Abstracting
                                               o   Medical Records Control
                                               o   DRG/Case Mix
                                               o   Account Workflow
                                               o   Electronic Data Interchange
------------------------------------------------------------------------------------------------
Affinity Clinical Care Management              o   Computerized Physician Order Entry ("CPOE")
                                               o   Clinician Access
                                               o   Order Management
                                               o   Ancillary Department Management
                                               o   Patient Charting
                                               o   Medication Charting
                                               o   Plan of Care
                                               o   Acuity/Staff Requirements
                                               o   Health Notes
                                               o   Quality Management
                                               o   Utilization Management
------------------------------------------------------------------------------------------------
Affinity Financial Management                  o   General Ledger
                                               o   Accounts Payable
                                               o   Payroll Personnel
                                               o   InSight Executive Decision Support
                                               o   Performance Measurement
------------------------------------------------------------------------------------------------
Affinity Patient Revenue Management            o   Patient Accounting
                                               o   Central Business Office
                                               o   Account Workflow
                                               o   Contract Management
                                               o   Electronic Data Interchange
------------------------------------------------------------------------------------------------
                                               o   Consulting Services
Affinity Professional Services                 o   Interface and Conversion Services
                                               o   Systems Operations Management Services
                                               o   Query Services
                                               o   Customer Training Courses
                                               o   Professional Services
------------------------------------------------------------------------------------------------
Affinity Electronic Document Management        o   Medical Records
                                               o   Patient Accounting
                                               o   ColdView
                                               o   Human Resources
                                               o   Workflow
------------------------------------------------------------------------------------------------
                                               o   MPIspy
Affinity MPI Integrity Management              o   SmartMerge
                                               o   PreciseID Patient Search Algorithm
------------------------------------------------------------------------------------------------
                                               o   Contract Management
Chancellor Decision Support                    o   Performance Measurement
                                               o   Clinical Outcome Practice Evaluator ("COPE")
------------------------------------------------------------------------------------------------


         QuadraMed primarily markets its Enterprise Division products to acute care hospitals. The non-federal acute care market consists of approximately 5,000 hospitals within the United States (American Hospital Association Statistics, 2001). Differentiation within this market is by locale (rural/urban) and bed size (number of beds). Approximately 2,800 hospitals are located in urban areas and approximately 2,200 are located in rural areas. Hospitals with fewer than 200 beds constitute approximately 71% of the total acute care market and account for approximately 28% of the aggregate expenditures by acute care hospitals on information technology. Hospitals with more than 200 beds constitute approximately 29% of the acute care hospital market and account for approximately 72% of acute care hospital spending on information technology. The acute care hospital market is mature and has been in the process of consolidating over the past several years. Consequently, QuadraMed believes that the greatest sales opportunities for its Enterprise Division between now and 2005 will be in the replacement market for legacy healthcare information systems. Given Affinity's functional flexibility and ability to interface with other clinical systems, QuadraMed believes that it has significant opportunities in the 200 bed or larger hospital market.

         From 1998 to 2000, hospital information system sales as a whole slowed due to expenditures on Year 2000 remediation, industry consolidation, and generally poor economic conditions for hospitals primarily due to reimbursement issues associated with managed care contracts and the Balanced Budget Act of 1997. QuadraMed believes that demand for its Enterprise Division products will increase in the short term given that government regulatory bodies and the news media continue to scrutinize patient safety issues, which increases the need to reduce clinical error and improve quality measures. In addition, QuadraMed believes that shortages of medical professionals, particularly in nursing, ancillary, and health information management departments, will increase the need for hospitals and other healthcare providers to acquire health information systems that reduce clinical errors, increase hospital efficiencies, reduce administrative cost, and improve the speed and accuracy of billing processes.


         Health Information Management Software Division

         QuadraMed's Health Information Management Software Division provides Quantim and Complysource software products that are designed to automate and support hospital and provider health information management departments in maintaining accurate and timely patient treatment information and in accurately coding for reimbursement. QuadraMed's Health Information Management Products fall into three (3) main areas:


         o      Data Management;
         o      Compliance Management; and
         o      Record Management.

         The division's products are sold in the United States, Puerto Rico, and Canada. Its main offices are in Alameda and Vista, California.


         QuadraMed's Quantim Health Information Management software products are based on an enterprise n-tiered architecture that support a variety of database engines, including Sybase SQL Anywhere, Microsoft Access, and Oracle Enterprise Edition. In 2001, QuadraMed developed a single, fully-integrated, web-native platform for the Quantim products that significantly improves and combines the functionality of several existing health information management product offerings in coding, compliance, and data collection. The first product to be offered on this new platform, QuadraMed Quantim Compliance (Inpatient and Outpatient modules), was delivered to its beta site in the fourth quarter of 2001 and is now generally available for purchase.

         QuadraMed's Data Management solutions enable healthcare facilities to accurately collect and report patient demographic and clinical information. QuadraMed's data collection solution, WinCODER+CS, collects patient demographic and clinical information for state, federal, and JCAHO regulatory requirements and for facility-specific statistical reporting, benchmarking, outcomes and performance improvement, marketing, and planning. QuadraMed's data collection tools provide a patient database tailored to a facility's data collection requirements. WinCODER+CS provides a user customizable data collection and has on-line analytical processing capability.

         QuadraMed's coding software products, Quantim Facility Coding (formerly nCoder+ and WinCoder+), identify ICD-9-CM and HCPCS/CPT codes for accurate collection and reporting of patient clinical information. The encoding methodology is "knowledge-based" and adheres to the U.S. Department of Health and Human Services Office of the Inspector General ("OIG") recommended use of the ICD-9-CM Official Coding Source. The encoding tools include official coding protocols, data quality edits, and the professional knowledge of QuadraMed's credentialed health information management professionals. QuadraMed's grouping products address the reimbursement methodologies utilized by inpatient and outpatient prospective payment systems.

         QuadraMed targets its facility-based coding products to hospitals with over 100 beds, which represent approximately 68% of the approximately 5,000 non-federal acute care hospitals. QuadraMed markets a specialized coding product, PTFMD, for Veterans Administration facilities. In December of 2001, QuadraMed established a new marketing unit for sales to governmental agencies. QuadraMed also has developed a specialized coding product for the commercial physician market, nCoder+PTF. In 2002, QuadraMed will release Quantim Physician Coding. QuadraMed believes that significant opportunities exist in the physician market for coding product sales. QuadraMed also believes that new opportunities for its coding products could develop with the anticipated implementation of ICD-10. This new coding classification system is expected to require the modification of coding, billing, and data collections systems and the conversion of statistical information for proper clinical reporting and claims submission.



         QuadraMed's Quantim Compliance Management products, include inpatient (Quantim Inpatient Compliance), outpatient (Quantim Outpatient Compliance), and ambulatory patient classifications ("APCs") (Quantim APC Compliance). The Quantim Compliance product line is designed to conduct automated prospective and retrospective reviews of all inpatient and outpatient claims data (UB92). The screenings within the Quantim Compliance Management tools include OIG and internally designed targets aimed to provide data quality, coding accuracy, and appropriate reimbursement. In addition to identifying claims with potential errors prior to billing, these tools work in conjunction with an organization's coding and billing compliance program to identify patterns in coding and physician documentation. The management reporting module includes boardroom-ready reports summarizing clinical and financial results. QuadraMed also offers a compliance tool to screen professional fees and services (HCFA1500), Quantim ProFEE Compliance Suite. This product is currently implemented in Veteran's Administration facilities.


         QuadraMed's primary market for Quantim Compliance products is the acute care hospital market. The market for compliance management products is growing and certain industry reports have estimated that by 2004, 50% of acute care facilities will implement a software compliance tool. QuadraMed believes that the advent of the Outpatient Prospective Payment System and APCs may also provide additional opportunities for its Quantim Outpatient Compliance tool.


         QuadraMed's Record Management product, MEDREC Millennium(R), automates the record tracking and location functions, monitors record completeness, and facilitates the release of information process within health information management departments. This product assists healthcare facilities in properly completing records pursuant to JCAHO, state, federal, and medical staff bylaw requirements. QuadraMed's Record Management solution consists of four main modules that are sold individually or as a product suite and interface with a facility's patient information system. QuadraMed's primary market for its Record Management solution is acute care hospitals. The MEDREC Millennium Suite includes distinctive features for IDNs, outpatient providers, and Veterans Administration facilities. These tools are designed to monitor a facility's adherence to patient privacy, disclosure, and patient bill of rights requirements.



         The following table provides a list of software products offered by QuadraMed's Health Information Management Software Division:

---------------------------------------------------------------------------------------------
Quantim Data Management                   o   Physician Coding
                                          o   Facility Coding
                                          o   nCoder+PTF
                                          o   Data Collection
---------------------------------------------------------------------------------------------
Quantim Compliance Management             o   Inpatient Compliance
                                          o   Outpatient Compliance
                                          o   APC Compliance
                                          o   VHA ProFee Compliance Suite
                                          o   Auditing Services
---------------------------------------------------------------------------------------------
Quantim Record Management                 o   MEDREC Millennium Record Management
                                              o   Chart Completion: Retrospective and Concurrent
                                              o   Chart Locator
                                              o   Correspondence Management
                                              o   Enterprise Search and Reporting
                                              o   Electronic Signature/Document Distribution
---------------------------------------------------------------------------------------------
Complysource Regulatory Compliance        o   Compliance Assessment and Management Tool
---------------------------------------------------------------------------------------------
Complysource HIPAA Compliance             o   HIPAA Assessment and Management Tool
---------------------------------------------------------------------------------------------


         QuadraMed's Health Information Management Software Division also markets QuadraMed's Quantim Education and Training Services, which were part of the former EZ-CAP division. This business provides seminars for doctors and medical professionals in three formats: (i) direct marketing seminars that are conducted in various locations throughout the country on various subjects, such as billing collection, coding, and patient satisfaction; (ii) on-site education seminars that are performed by request at hospitals and other healthcare organizations; and (iii) on-line education seminars that are 100% Internet based, with particular emphasis on coding certification for health information management professionals.



Health Information Management Services Division

         QuadraMed's Health Information Management Services Division provides services only in the United States. The division's main offices are in Englewood, Colorado. The division provides the following services:

         o Quantim Health Information Interim Management. QuadraMed provides both short-term and long-term interim management for hospital health information departments. Minimum contract terms for these services are typically three months. Through this service, QuadraMed provides hospitals with qualified, experienced managers.

         o Quantim Health Information Management Consulting Services. QuadraMed provides qualitative or quantitative health information project management and consulting services to hospitals. Examples of services are JCAHO accreditation review preparation, departmental reviews and assessments, and implementation of services or systems.

         o      Quantim Health Information Management Department
                Outsourcing Services. QuadraMed contracts with hospitals to outsource their entire health information management departments. These contracts generally are multi-year and at a fixed fee, with terms for base line performance.

         o Quantim Coding, Compliance, and Education. QuadraMed provides services associated with inpatient and outpatient coding and coding compliance for hospitals, physicians, and clinic practices, including backlog coding, coding auditing, case-mix analysis, coding interim management, coding process review, and coding education.


         o Complysource Regulatory Compliance Services. QuadraMed provides hospital-wide compliance risk assessments and audits, compliance plan development, Department of Justice corporate integrity agreement auditing and validation, compliance help desk services, charge compliance reviews, and the Complysource Compliance Assessment and Management software solution.

         o Complysource HIPAA Compliance Services. QuadraMed provides Health Insurance Portability and Accountability Act of 1996 ("HIPAA") compliance and education services, HIPAA assessments, and the Complysource HIPAA Assessment and Management software solution.

         Due to shortages of professionals and the need for broad-based expertise, QuadraMed expects hospitals to continue to need consulting services to assist in the management and execution of their health information management strategies and responsibilities. In addition, QuadraMed believes that continued focus on billing and reimbursement accuracy by government payors and law enforcement agencies will increase the demand and need for these consulting services. QuadraMed provides services throughout the country within a regionally-based operations structure. QuadraMed markets its Health Information Management Services in a variety of ways, including: (i) requests for proposals sent directly to QuadraMed; (ii) healthcare trade shows; (iii) QuadraMed's professionals;
(iv) telemarketing; and (v) direct mail to generate sales.


Financial Services Division


         QuadraMed's Financial Services Division provides two services that identify and collect accounts receivables for hospitals and medical groups:
(i) Chancellor Accounts Receivable Management; and (ii) Chancellor Managed Care Payment Review. QuadraMed's Chancellor Accounts Receivable Management services provide a variety of third party collection services, including:

         o Complete outsourcing that initially bill and collect accounts from time of service;

         o Early out programs that collect accounts of pre-designated age or amount;

         o Aged accounts placement that collect aged accounts on a one-time basis;

         o Resolution of accounts unable to be transferred as part of conversion to a provider's new health information system;


         o      Operational assessments of hospital revenue cycles; and

         o Training and education on business office operations and compliance issues related to collection.

QuadraMed also offers customization of accounts receivable services and detailed reconciliation reports on its work. The Financial Services Division provides services only to customers in the United States. Its primary offices are located in Escondido and San Diego, California.

         QuadraMed markets its Chancellor Accounts Receivable Management services to large or multi-hospital facilities. Historically, most of QuadraMed's clients for this service have been in California. In 2000, QuadraMed began to market the services in other states and hired national sales representatives. Consequently, the business grew throughout 2001 at a faster rate than in previous years. QuadraMed anticipates that demand for its Accounts Receivable Management services should increase in the future as the hospital and healthcare industry continues to experience increasing accounts receivable volume, decreasing third party coverage, and increasingly complex reimbursement mechanisms.

         QuadraMed's Managed Care Payment Review services audit managed care patient accounts for appropriate payment pursuant to managed care contracts. In providing this service, QuadraMed uses its own proprietary software that automates many audit functions and permits greater reporting options.


         In 2001, QuadraMed ceased entering into new contracts for Capitated Payment Review ("CPR") services. Under CPR contracts, QuadraMed audited payments for hospitals and medical groups that have accepted financial risk for Medicare eligible health maintenance organizations ("HMO") enrollees and are paid by the HMO on a percentage of the U.S. Centers for Medicare and Medicaid premium. The service was only provided for healthcare providers with more than 3,000 Medicare HMO enrollees and most of the customers for this service were located in California. The decision to end these services was made because QuadraMed was unable to achieve profitability from this service line.


Other


         Approximately five percent (5%) of QuadraMed's revenue is derived from specialty product lines that are not aligned with an operating division and are referenced as Other on the Consolidated Financial Statements. Those products include the Chancellor electronic data interchange or "EDI" Claims Processing tool, ClaimStar(TM), and the Chancellor Decision Support products, WinPFS(TM) Productivity and Benchmarking, which provide critical data required to assess and measure productivity, track patient population trends, and establish benchmarks with other healthcare facilities, and related Patient Focused Solutions Consulting Services. These products are sold only in the United States and are provided to customers primarily out of offices in Kansas City, Missouri, and Chicago, Illinois, respectively.


Financial Information About Segments

         The financial statements and supplementary data, including financial information about QuadraMed's operating segments, are included in this Form 10-K beginning on page F-1.

Customers

         QuadraMed primarily markets to acute care hospitals and IDNs, which account for approximately 90% of its revenues. QuadraMed also sells products to specialty hospitals and hospital associations. As of December 31, 2001, QuadraMed and its subsidiaries had customers located in all 50 states, the District of Columbia, Puerto Rico, and Canada. QuadraMed believes that it will maintain a high percentage of its customers for the foreseeable future. In 2001, 2000, and 1999, no single customer accounted for 10% or more of QuadraMed's total revenue or the revenue of any one business division.


Highly Competitive Market

         Competition for products and services in the healthcare information management and technology industry is intense and is expected to so remain. QuadraMed competes with other healthcare information software and services providers and healthcare consulting firms. Some principal competitors include:


         o In the market for enterprise healthcare information systems in the Enterprise Division: McKesson Corporation, Shared Medical Systems, Inc., a division of Siemens, MediTech Corporation, Eclipsys Corporation, Cerner, and
                IDX/Corporation;


         o In the market for electronic document management products in the Enterprise Division: McKesson Corporation, SoftMed Corporation Inc., FileNet, Lanvision, MedPlus, and Eclipsys Corporation;


         o In the market for MPI products and services in the Enterprise Division: Madison Technologies, Inc., McKesson Corporation, Shared Medical Systems, Inc., a division of Siemens, and Medibase;


         o In the market for decision support products in the Enterprise Division: Eclipsys Corporation, Healthcare Microsystems, Inc., a division of Health Management Systems Inc., McKesson Corporation, Shared Medical Systems, Inc., a division of Siemens, and MediQual Systems, Inc., a division of Cardinal Health, Inc.;



         o In the market for compliance, data, and record management products in the Health Information Management Software
                Division: 3M Corporation, SoftMed Corporation, Inc., MetaHealth, Eclypsis Corporation, Cascade, and HSS, Inc.;

         o      In the Health Information Management Services Division:
                PricewaterhouseCoopers LLP, KPMG, and Ernst and Young for compliance products and services and health information management consulting services; and


         o In the Financial Services Division: Advanced Receivables Strategy, Inc., a division of Perot Systems Corporation, NCO Group, Inc., Outsourcing Solutions, Inc., Health Management Systems, Inc., and Triage Consulting Group.


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

         There is substantial state and federal regulation of the confidentiality of patient medical records and the circumstances under which such records may be disclosed to or processed by QuadraMed as a consequence of its contacts with various health providers, such as HIPAA. Although compliance with these laws and regulations is presently the principal responsibility of the hospital, physician, or other healthcare provider, regulations governing patient confidentiality rights are rapidly evolving. Additional legislation governing the dissemination of medical record information also has been proposed and may be adopted at the state level. The administrative simplification provisions of HIPAA require the promulgation of regulations that will set standards for electronic transactions, code sets, data security, unique identification numbers, and privacy of individually identifiable health information, which could materially impact QuadraMed's business. During the past several years, the healthcare industry also has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. QuadraMed is unable to predict what, if any, changes will occur as a result of such regulation.



Intellectual Property



         QuadraMed relies on a combination of copyright, trademark and trade secret law, and nondisclosure and non-compete agreements to protect its proprietary methodologies, computer software, and databases. QuadraMed maintains the confidentiality of proprietary technology through a policy of obtaining employment agreements that (i) prohibit employees from disclosing or using QuadraMed's confidential information, and (ii) require the disclosure and assignment to QuadraMed of new ideas, developments, discoveries or inventions related to QuadraMed's business. QuadraMed also initiated a new branding strategy in 2001 that included the adoption of a new trademark, "We do technology. So you can do healthcare." QuadraMed also enters into non-disclosure agreements with business partners and customers in the ordinary course of business. QuadraMed has obtained trademark registrations in the United States for most of its corporate and product trademarks, including QuadraMed, Affinity, Quantim, and Complysource. QuadraMed had not filed for or obtained any patents for its proprietary technology until 2001, when it sought a patent on its Affinity CPOE software application. QuadraMed may in the future seek patents for new products if, in its business judgment, their importance warrants such steps and is susceptible to protection under the patent laws. QuadraMed also depends on licenses for certain technology used to develop its products from third-party vendors.



Employees


         QuadraMed believes that it has a satisfactory relationship with its employees. None of QuadraMed's employees are represented by a union or other collective bargaining group. The following table provides information regarding QuadraMed's active employees in the years 2001, 2000, and 1999. For comparative purposes, the 2000 and 1999 figures have been adjusted to reflect the divestiture of the EZ-CAP business and to approximate the 2001 organizational structure:



   ---------------------------------------------------------------------------------
                                                              2001    2000    1999
   ---------------------------------------------------------------------------------
   Product Design/Research & Development/Quality Assurance     178     163     286
   ---------------------------------------------------------------------------------
   Technical Services & Support                                226     178     216
   ---------------------------------------------------------------------------------
   Sales & Marketing                                            84      58     111
   ---------------------------------------------------------------------------------
   Consulting Services                                         391     469     779
   ---------------------------------------------------------------------------------
   Senior Management/General Administration                    106     107     142
   ---------------------------------------------------------------------------------
   TOTAL                                                       985     975   1,534
   ---------------------------------------------------------------------------------


Management

     The following table sets forth biographical information concerning QuadraMed's Chief Executive Officer and Executive Officers and senior management, as of March 18, 2001:


-----------------------------------------------------------------------------
NAME, AGE, TITLE              OCCUPATION AND BACKGROUND
-----------------------------------------------------------------------------
Lawrence P. English, 61       o   Chairman of the Board since December 2000
Chairman of the Board and         and Chief Executive Officer since June 2000.
Chief Executive Officer       o   Founder and Chief Executive Officer of
                                  Lawrence P. English, Inc., a private
                                  turn-around management firm that
                                  consulted to companies such as Amedex
                                  Insurance Company and Paracelsus
                                  Healthcare Corporation, from January 1999
                                  to June 2000.
                              o   Chairman of the Board and Chief Executive
                                  Officer of Aesthetics Medical Management,
                                  Inc., a physician practice management
                                  company for plastic surgeons, from July
                                  1997 to January 1999.
                              o   President of CIGNA Healthcare, one of the
                                  largest HMO providers in the United
                                  States, from March 1992 until August
                                  1996.
                              o   Director of Curative Healthcare
                                  Corporation since May 2000.
                              o   Director of Clarent Hospital Corporation,
                                  formerly Paracelsus Healthcare
                                  Corporation, since May 1999.
                                  Non-Executive Chairman of the Board since
                                  February 2000.
                              o   Bachelor of Arts degree from Rutgers
                                  University.
                              o   Master of Business Administration from
                                  George Washington University.
                              o   Graduate of Harvard Business School's
                                  Advanced Management Program.
------------------------------------------------------------------------------
Michael S. Wilstead, 44,      o   Chief Operating Officer since December
Chief Operating Officer           2001. Previously, President of the Health
                                  Information Management and Software
                                  Divisions and the former EZ-CAP Division.
                                  Joined QuadraMed in July 1998 as Vice
                                  President of Sales.
                              o   Group President at STERIS Corporation, an
                                  infection control and surgical support
                                  products company, from 1995 to 1998.
                              o   Various positions at AMSCO International
                                  and AMSCO Canada, both of which are
                                  medical equipment companies, from 1990 to
                                  1995.
                              o   Bachelor of Science degree in Business
                                  Administration from the University of
                                  Phoenix.
-------------------------------------------------------------------------------
Mark N. Thomas, 49            o   Chief Financial Officer since June 2000.
Chief Financial Officer       o   Chief Financial Officer of Lifeguard, Inc.,
                                  an independent health plan, from 1998 until
                                  joining QuadraMed.
                              o   Various executive management positions,
                                  including controller, managing director
                                  and treasurer, of Coregis Insurance Group
                                  and Industrial Indemnity Company,
                                  insurance companies owned by Xerox
                                  Corporation, from 1993 to 1997.
                              o   Bachelor of Arts degree in Economics and
                                  Political Science from Occidental
                                  College.
                              o   Double Master of Business Administration
                                  degree in Finance and Strategic Planning
                                  from Wharton School of Business.
                              o   Certificate in executive education in
                                  corporate strategy from the University of
                                  Michigan.
-------------------------------------------------------------------------------
Michael H. Lanza, 40          o   Executive Vice President since September 2000
Executive   Vice   President      and Corporate Secretary since December
and Corporate Secretary           2000.
                              o   Various legal and public affairs
                                  positions at CIGNA Corporation, the
                                  publicly owned employee benefits company,
                                  including Vice President & Assistant
                                  General Counsel, CIGNA International;
                                  Assistant General Counsel, Business
                                  Practices, CIGNA Healthcare; and
                                  Assistant General Counsel, State
                                  Government Affairs, CIGNA Corporation,
                                  from November 1993 to September 2000.
                              o   Political consultant and attorney in
                                  private practice specializing in real
                                  estate development, finance, and work out
                                  from 1986 to 1993.
                              o   Bachelor of Arts from the University of
                                  Connecticut.
                              o   Juris Doctor from the University of
                                  Connecticut School of Law.
------------------------------------------------------------------------------
Dean A. Souleles, 41          o   Chief Technology Officer since August 2000.
Chief Technology Officer          Joined QuadraMed in February 2000.
                              o   Chief Technology Officer and Director of
                                  Research and Development for Chase Credit
                                  Systems, Inc., a software and technical
                                  services firm serving the mortgage credit
                                  reporting industry, from March 1997 to
                                  February 2000.
                              o   Technology consultant to Forest Lawn
                                  Mortuary from January to June 1997.
                              o   Chief Technology Officer, SureNet
                                  Corporation, an Internet service
                                  provider, from October 1995 to December
                                  1996.
                              o   Consultant to NASA's Jet Propulsion
                                  Laboratory as principal engineer and
                                  system architect on various space, civil
                                  and defense programs from March 1986 to
                                  October 1995.
------------------------------------------------------------------------------



Item 2  Properties


         QuadraMed leases all of its facilities and does not own any real property. As of December 31, 2001, its executive and corporate offices were located in San Rafael, California, in approximately 33,000 square feet of leased office space under a lease that expires in 2009. The principal office locations related to QuadraMed's four (4) business segments are described in Item 1. QuadraMed believes that its facilities provide sufficient space for its present needs, and that additional suitable space, if needed, would be available on reasonable terms.


Item 3  Legal Proceedings

         In the normal course of business, QuadraMed is involved in litigation relating to claims arising out of its operations. QuadraMed does not believe that the ultimate resolution of any pending proceeding will have a material adverse effect on its business, financial condition, or results of operations.

Item 4  Submission of Matters to a Vote of Security Holders

         No matters were submitted during the fourth quarter of 2001 to the vote of security holders through the solicitation of proxies or otherwise.


                                  PART II

Item 5 Market for Registrant's Common Equity and Related Stockholder Matters (2 years)


        (a)  Market Information


         On August 31, 2000, the Nasdaq SmallCap Market began to quote QuadraMed's common stock under the symbol "QMDC". From October 16, 1996 to August 30, 2000, QuadraMed's common stock had been quoted under the same symbol on the Nasdaq National Market. The following table sets forth the range of QuadraMed's common stock with high and low closing sales prices as reported on the applicable Nasdaq market for the indicated periods:

                                                         High            Low

         Year Ended December 31, 2000
                First Quarter .......................  $ 10.500      $  5.000
                Second Quarter.......................     6.000         2.094
                Third Quarter........................     2.969         1.188
                Fourth Quarter.......................     1.531         0.625

         Year Ended December 31, 2001
                First Quarter........................  $  2.688      $  0.750
                Second Quarter.......................     4.980         1.625
                Third Quarter........................     6.300         3.090
                Fourth Quarter.......................     9.250         4.330


         Year Ended December 31, 2002
                First Quarter until March 18, 2001     $ 11.550         8.420

         (b)  Holdings

         On March 18, 2002, the closing price of QuadraMed's common stock was $8.63 per share. As of that date, there were approximately 8,252 holders of record of common stock (excluding beneficial owners whose shares are held in the name of Cede & Co.), an increase of 7,935 from 317 holders of record in March of 2001.

         (c)  Dividends

         QuadraMed has never declared or paid any cash dividends on shares of its common stock. At this time, QuadraMed intends to retain all future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on shares of its common stock in the foreseeable future.

         (d)  Recent Sales of Unregistered Securities

         In June 1999, QuadraMed issued 435,000 unregistered shares of QuadraMed common stock in connection with the acquisition of Linksoft Technologies, Inc. ("Linksoft"). As part of the same transaction, QuadraMed assumed warrants that, if exercised, require it to issue 6,424 shares of common stock at an exercise price of $0.03 per share. In 1999, the warrants were partially exercised and 5,396 shares of common stock were issued. Warrants that expire in March of 2008 remain outstanding for 1,028 shares of common stock.

         In June 1999, QuadraMed issued 452,807 unregistered shares of QuadraMed common stock in connection with the acquisition of Healthcare Financial Informatics ("HFI").

         In May 1999, QuadraMed issued 19,633 unregistered shares of QuadraMed common stock in connection with the acquisition of Millennium Consulting Services, LLC ("Millennium Consulting").

         In March 1999, QuadraMed issued 660,000 unregistered shares of QuadraMed common stock in connection with the acquisition of Pro Intermed, Inc. ("Pro Intermed").

         In March 1999, QuadraMed issued 2,957,000 unregistered shares of QuadraMed common stock in connection with the acquisition of Compucare. As part of the same transaction, QuadraMed assumed warrants that, if exercised, require it to issue 24,563 shares of common stock. Warrants for 3,941 shares at an exercise price of $61.73 expired in December of 2000. Warrants for a total of 20,622 shares of common stock remain outstanding, with 2,690 at an exercise price of $111.54 and a January of 2003 expiration; 11,208 at an exercise price of $223.09 and an October of 2005 expiration; and 6,724 at an exercise price of $0.15 and a February of 2006 expiration.

         (e)  Securities Authorized for Issuance Under Equity Compensation Plans


         This table provides information about QuadraMed common stock subject to equity compensation plans as of December 31, 2001.

---------------------------------------------------------------------------------------------------------
                                                                                   Number of securities
                                                                                    remaining available
                                                                                    for future issuance
         Plan Category            Number of securities                                 under equity
                                   to be issued upon        Weighted-average        compensation plans
                                      exercise of           exercise price of      (excludes securities
                                  outstanding options      outstanding options          in column)
=========================================================================================================
   Approved By Stockholders*         5,746,800(1)                $5.28                3,303,488(2)
---------------------------------------------------------------------------------------------------------

* QuadraMed has two active equity compensation plans, the 1996 Stock Incentive Plan, as amended, and approved by stockholders June 15, 2001 (the 1996 Plan); and the 1999 Supplemental Stock Option Plan, as amended, and approved by stockholders October 5, 2000 (the 1999 Plan).

(1) Includes 322,692 shares of QuadraMed common stock originally issuable under various benefit plans of entities acquired by QuadraMed.

(2) The 1996 Plan provides for automatic future increases in the number of shares of common stock available for issuance, such that on the first trading day of each calendar year that number is increased by an amount equal to 1.5% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year.


           (f)  Preferred Stock


           QuadraMed has authorized 5.0 million shares of preferred stock, par value $0.01 per share. QuadraMed's board of directors has authority to provide for the issuance of its shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the shareholders. As of December 31, 2001, QuadraMed had no outstanding preferred stock.




Item 6  Selected Financial Data.
                                                                        Years Ended December 31,
                                                   ---------------------------------------------------------------------
                                                         2001          2000         1999         1998         1997
                                                   ---------------------------------------------------------------------
Consolidated Statement of Operations                               (In thousands, except per share amounts)
  Data:
  Revenues                                             $129,435     $120,111      $175,461     $172,228      $140,800
  Income (loss) from Operations                           2,299      (78,135)      (21,251)     (19,890)      (31,848)
  Net Income (loss)                                      15,481      (54,836)      (12,330)     (21,376)      (37,985)
  Basis and diluted net income (loss)
    per share (1)                                         $0.60       ($2.14)       ($0.49)      ($0.91)       ($2.34)
                                                   ------------    ----------    ----------  -----------    ------------


                                                                           As of December 31,
                                                   ---------------------------------------------------------------------
                                                         2001          2000         1999          1998        1997
                                                   ---------------------------------------------------------------------
Consolidated Balance Sheet Data:                                                (In thousands)
  Working capital                                      $ 47,155    $  55,772      $ 76,265     $ 83,472      $ 17,622
  Debentures                                           $ 73,719     $115,000      $115,000     $115,000             -
  Total assets                                         $130,743     $153,949      $212,238     $256,286      $103,884
  Stockholders' equity                                 $ 20,161     $  4,321      $ 62,581     $ 68,988      $ 33,729
---------

(1) See Note 4(e) of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income per share.





Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview


         With the appointment of a new management team in mid-2000, QuadraMed shifted its strategy from acquisition-based growth to focusing on integrating its businesses and making various financial and operational improvements. QuadraMed realigned its organization into five (5) operating segments with zero-based operating budgets and business plans that emphasized customer service, product enhancement, increased sales, and operating profitability. QuadraMed reduced its cost structure by eliminating redundant management and consolidating offices.


         Although QuadraMed reported a significant Loss from Operations in 2000, the operating loss for the third and fourth quarters narrowed substantially. This improvement reflected lower expenses, excluding non-recurring charges, and sequential growth in fourth quarter 2000 revenue. During this quarter, QuadraMed sold its remaining interest in ChartOne, Inc. ("ChartOne") for $26.6 million. These actions enabled QuadraMed to end 2000 with a slight fourth quarter profit and $48.7 million of cash and investments.


         The operating strategy for 2001 consisted of continued expense discipline, increased sales activity to improve revenue growth, and initiation of R&D investments in new products to strengthen and expand QuadraMed's market position by segment.

         During 2001, QuadraMed successfully increased revenue in all of its business segments except Health Information Management Services. This growth reflected increased software sales in the Enterprise and Health Information Management Software segment, and increased sales in the Financial Services segment. Revenue for the Health Information Management Services segment declined during 2001, principally as a result of the termination of several underpriced outsourcing contracts during 2000, while the revenue from the consulting and staffing product lines was stable. On August 31, 2001, QuadraMed sold its EZ-CAP business, the principal component of the Physician Services segment, to OAO Transition, LLC, and OAO Technology Solutions, Inc ("OAO"). The EZ-CAP business was QuadraMed's only business segment devoted to the physician group and regional HMO market, and its divestiture enabled QuadraMed to focus its remaining segments solely on the hospital sector. This divestiture eliminated Physician Services as a segment for 2001 reporting purposes, and the net earnings of EZ-CAP have been included in Discontinued Operations for 2001 and all prior periods.


         As a result of sequential growth in revenue each quarter, tight control of expenses, and elimination of non-recurring charges, QuadraMed achieved Income from Operations in 2001 of $2.3 million, a substantial improvement over the Loss from Operations in 2000 of $78.1 million.

         Net income for 2001 was $15.5 million, an increase of $70.3 million over the net loss for 2000 of $54.8 million. This increase reflected the improvement in income from operations and included: interest expense on its outstanding convertible subordinated debentures issued as of May 1, 1998, in the principal amount of $115 million ("Debentures"), interest income earned on cash and investments, the write-down of convertible debt held in Purkinje, Inc. ("Purkinje"), gain on the repurchase of Debentures during 2001, and income from discontinued operations, including the gains and losses from the sales of the EZ-CAP and Electronic Remittance Advice ("ERA") businesses. Each of these non-operating components of net income will be addressed in subsequent sections of this Management Discussion and Analysis.

Summary of Critical Accounting Issues

         QuadraMed's critical accounting issues have a significant impact on the Management Discussion and Analysis:

         (a) Use of Estimates

         QuadraMed must make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, contingent assets and liabilities, revenues and expenses. Significant estimates and assumptions have been made regarding intangibles, primarily goodwill, resulting from QuadraMed's acquisitions. QuadraMed bases its estimates, assumptions, and judgments on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. QuadraMed periodically reviews and tests its estimates, including those related to carried intangibles valuations, income taxes, and product returns, bad debt, restructuring, pensions and other benefits, and contingencies and litigation. Actual results may differ from these estimates.

         (b) Revenue Recognition

         QuadraMed's revenues, excluding exceptional items, are derived from two sources: (i) licenses; and (ii) consulting services. License revenues include amounts received for licenses and software-related services, such as installation and post-installation customer support fees, third-party hardware sales, and other software-related revenue. Consulting services revenues include amounts from outsourcing, specialized staffing, and analytical services provided by QuadraMed's Health Information Management Services and Financial Services Divisions.


         QuadraMed's software products (enterprise systems and specific applications) can be licensed individually or as a suite of interrelated products. Licenses are granted for a specified term (generally ranging from one to five years, typically with fees paid monthly, quarterly or annually) or in perpetuity. Revenues from enterprise systems are recognized on the basis of percentage of completion. Revenues from term and perpetual licenses for specific applications are recognized upon shipment of the software if there is a definite agreement, collection of the resulting receivable is probable, and the fee is fixed or determinable. If there is a contractual acceptance period, revenues are recognized on the earlier of
(i) acceptance; or (ii) the expiration of the acceptance period. Software-related service revenue is recognized upon completion of installation. Unbilled receivables consist of work performed or software delivered that has not been billed pursuant to the customer contract. Post-installation customer support is recognized ratably over the term of the support period. Deferred revenue is revenue received in advance from customers for future work. Costs of software products include hardware, royalties to third parties, and installation costs.


         QuadraMed applies the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products and hardware transactions where the software is not incidental.


         QuadraMed's consulting services are rendered under contracts with healthcare providers that are billed in one of three ways: (i) hourly rates;
(ii) monthly or quarterly fixed fees; or (iii) percentage of cash collections. For services billed by the hour or on a monthly or quarterly fixed fee, which are generally related to the Health Information Management Services Division, revenue is recognized at the end of each month or quarter as services are provided and billed. Contracts for the Financial Services Division generally provide for incentive payments based on a percentage of dollars recovered for the provider. QuadraMed recognizes this additional incentive revenue either upon invoicing or upon receipt of payment from the provider. Cost of service revenues consists primarily of salaries, benefits and allocated costs related to providing such services.


         (c) Intangibles and Goodwill

         Intangibles primarily relate to the value of the installed customer base, proven research and development, capitalized software and goodwill, which is the amount of purchase price in excess of the fair value of the tangible net assets, and other identifiable intangible assets acquired through QuadraMed's acquisitions, such as trademarks. Capitalized amounts are amortized on a straight-line basis over a period of five to ten years. Goodwill is reviewed quarterly for impairment and written down to net realizable value, if necessary, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Impairment of Long-Lived Assets. As of January 1, 2002, QuadraMed has adopted SFAS No. 142, "Goodwill and Intangible Assets", which eliminates the amortization of goodwill, but requires annual impairment testing. QuadraMed is currently evaluating the effect that the implementation of the new standard will have on its financial position, results of operations, and cash flows. QuadraMed does not expect any impairment of goodwill as a result of adopting SFAS No. 142.

         (d) Capitalization and Amortization of Software Development Costs

         Software development costs are capitalized upon the establishment of technological feasibility. In accordance with SFAS No. 86, QuadraMed establishes technological feasibility upon completion of a detail program design, which substantiates that the computer software product can be produced in accordance with its design specifications. Capitalized software development costs require a continuing assessment of their recoverability. This assessment requires considerable judgment by QuadraMed with respect to various factors, including, but not limited to, anticipated future gross margins, estimated economic lives, and changes in software and hardware technology.

         Amortization is based upon the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or
(b) the straight-line method over the remaining estimated economic life of the product, generally five years.

         (e) Income Taxes


         QuadraMed accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 provides for an asset and liability approach to accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.


Years Ended December 31, 2001, 2000, and 1999

         QuadraMed currently classifies its segments by its hospital constituents, and analyzes revenue by product line within each segment, with cost centers classified by primary activity to estimate expenses by function. From 1998 to 2000, QuadraMed implemented a number of organizational changes, completed numerous acquisitions and divestitures, experienced a high level of employee turnover, and converted to a new accounting system. Consequently, it is impracticable to characterize the variance in results between 1999 and 2000, and QuadraMed believes that any such characterizations would not enhance an understanding of its financial condition or results of operations. As a result, this Management Discussion and Analysis focuses principally on the comparison between 2001 and 2000.


Results of Operations

        The following table sets forth, for the periods indicated, certain items from the consolidated statement of operations of QuadraMed, expressed as percentage of total revenues.





                                                                           Year Ended December 31,
                                                                   ----------------------------------------
                                                                       2001         2000         1999
                                                                       ----         ----         ----
Revenues
 Licenses                                                              66.2%        55.4%        63.7%
 Services                                                              33.8%        44.6%        36.3%
                                                                      ------       ------       ------
           Total Revenues                                             100.0%       100.0%       100.0%
                                                                      ------       ------       ------

Operating Expenses
 Cost of licenses                                                      17.6%        18.9%        12.4%
 Cost of services                                                      14.6%        29.7%        21.3%
 General and administration                                            36.5%        39.7%        27.1%
 Sales & marketing                                                     12.2%        17.8%        12.2%
 Research and development                                              12.2%        18.2%        13.9%
 Amortization of intangibles and acquired software                      5.0%         5.8%         4.3%
 Write-off of acquired R&D in process                                   0.0%         0.0%         1.0%
 Acquisition costs                                                      0.0%         0.0%         3.9%
 Impairment of intangible assets                                        0.0%         0.8%         6.0%
 Non recurring charges                                                  0.0%        34.1%        10.0%
                                                                        ----        -----        -----
           Total Operating Expenses                                    98.1%       165.0%       112.1%
                                                                       -----       ------       ------

           Income (Loss) from Operations                                1.9%       -65.0%       -12.1%
                                                                        ----       ------       ------

Other Income (Expense)
 Interest (expense)                                                    -4.5%        -5.5%        -4.4%
 Interest income                                                        1.8%         1.7%         2.7%
 Other income (expense), net                                           -0.5%        -0.1%         0.8%
 Write off of note receivable                                          -0.1%        -0.7%        -0.7%
 Write off of convertible promissory note                              -2.8%         0.0%         0.0%
                                                                       -----         ----         ----
           Total Other (Expense), net                                  -6.1%        -4.6%        -1.6%
                                                                       -----        -----        -----

Loss Before Income Taxes                                               -4.2%       -69.6%       -13.7%
 Provision for income taxes                                             0.0%        -0.2%        -0.2%
                                                                        ----        -----        -----

Loss from Continuing Operations                                        -4.2%       -69.8%       -13.9%
                                                                       -----       ------       ------

 Gain on redemption of bonds (net of tax)                              10.0%         0.0%         0.0%
 Income from discontinued operations, (net of tax)                      6.3%        24.1%         6.9%
                                                                        ----        -----         ----

Net Income (Loss) Available to Common Shareholders                     12.1%       -45.7%        -7.0%
                                                                       =====       ======        =====




Revenues


         Licenses. License revenue includes license, installation, consulting and post-contract support fees, third-party hardware and software sales, and other revenues related to the licensing of software products. License revenues in 2001 were $85.7 million, an increase of $19.1 million or 28.7% over $66.6 million in 2000. The increase principally represents growth for the Enterprise and Health Information Management Software segments of 31% and 42%, respectively. With the exception of modest, inflation-sensitive price increases for maintenance contracts, revenue growth was derived principally from increased software sales.

         Services. Service revenues were $43.7 million in 2001, a decrease of $9.8 million or 18% from $53.5 million in 2000. The cancellation of several hospital outsourcing contracts in the Health Information Management Services segment was the primary reason for the decline in service revenue. This decline was partially offset by an increase in the Financial Services segment, which achieved a 44% growth in revenue. Early in 2001, QuadraMed terminated the CPR services line within the Financial Services segment due to lack of profitability and concentrated on the accounts receivable and managed care payment review services.


Cost of Revenues


         Cost of Licenses. Cost of licenses consists primarily of salaries, benefits, and allocated costs related to software installations, hardware costs, and royalties to third parties. Cost of licenses in 2001 of $22.8 million was slightly above the corresponding 2000 level of $22.7 million despite higher revenue, reflecting expense reduction actions initiated in 2000 and continued in 2001. The resultant gross margin on license revenue was 73.4%, an improvement of 7.5 percentage points over the 2000 level of 65.9%.

         Cost of Services. Cost of services includes expenses associated with services performed in connection with the health information management, business office outsourcing, compliance and consulting services, and accounts receivable management. Cost of services in 2001 of $18.9 million were $16.6 million or 47% below the 2000 level of $35.6 million, reflecting a combination of lower revenue and the expense reductions initiated in 2000 and continued in 2001. The gross margin earned on services revenue in 2001 was 56.6%, 23.1 percentage points more than the 2001 level of approximately 33.5%.


Operating Expenses


         General and Administration. General and Administration expenses were $47.2 million in 2001, a decrease of 1% compared to $47.7 million in 2000. As a percentage of total revenues, general and administration expenses decreased 3.2 percentage points to 36.5% in 2001, compared to 39.7% in 2000. The decrease is a result of both the lower expenses and higher revenue. The decrease in expenses was a result of lower salary and related expenses resulting from a lower average staffing level in 2001 compared to 2000. The decrease in salary and related expenses was partially offset by annual salary increases and higher incentive compensation based on QuadraMed's improved financial performance.

         Sales and Marketing. Sales and Marketing expenses declined in 2001 to $15.8 million, compared to $21.4 million in 2000. As a percentage of revenue, these expenses declined 5.6 percentage points to 12.2% in 2001 from 17.8% in 2000. The decline in expenses was due to the discontinuation of most corporate marketing, reduced advertising and trade show participation, and the elimination of several sales positions related to discontinued products. The cost of Sales and Marketing, however, increased during the second half of 2001 with the strengthening of the sales force in each segment and higher commissions on the increased revenue.

         Research and Development. Research and Development expenses in 2001 were $15.8 million, compared to $21.9 million in 2000, a decline of 27.6%. As a percentage of revenue, the decrease was 6.0 percentage points to 12.2% in 2001 from 18.2% in 2000. The decline in expenses was due to the elimination of corporate R&D projects and a focus on specific product line development, elimination of support costs for discontinued products, and the termination of several product development efforts that were not critical to QuadraMed's core strategies. In addition to these expenses, QuadraMed capitalized $1.8 million in development costs on products qualifying for capitalization under the definition of technological feasibility. Included in this expense was $2.8 million in amortization of capitalized software development expense related to products that are currently available.

         Amortization of Intangibles. Amortization of Intangibles, consisting of goodwill and acquired software, declined to $6.5 million in 2001 from $7.0 million in 2000 as certain assets reached the end of their amortization schedule.



Non-Recurring Charges


         QuadraMed incurred no non-recurring charges during 2001.

         In 2000, non-recurring charges totaled $41.0 million, primarily associated with restructuring costs of $11.3 million, asset impairment charges of $25.4 million, and non-case specific litigation costs of $4.3 million. The restructuring costs included $2.5 million in severance for terminated employees; $5.4 million associated with separation agreements for officers; $2.9 million to dispose of excess space; and $0.5 million in other restructuring expenses. The remaining liability for restructuring costs totaled $3.2 million and $1.4 million at December 31, 2000 and 2001, respectively and were included in Accrued Liabilities. QuadraMed recorded asset impairment charges of $25.4 million in 2000, consisting of $10.6 million write-down of assets associated with Health+Cast, $6.2 million associated with the elimination of the EnOvation product acquired with Integrated Medical Networks, Inc. ("IMN"), $5.5 million in receivable and other asset write-downs, and $3.1 million from the write-down of unbilled revenue and the carrying value of fixed assets. The non-case specific litigation accrual of $4.3 million was established during 2000 to provide for several immaterial legal matters. The balances in this reserve were $1.6 million and zero at December 31, 2000 and 2001, respectively, and were included in Accrued Liabilities.


         Intangible Assets. QuadraMed recorded no charges to intangible assets in 2001.


         QuadraMed recorded a $0.9 million charge in 2000 to write-down certain intangible assets related to the acquisition of Velox System Corporation ("Velox"). QuadraMed recorded a $10.6 million charge in 1999 to write-down certain tangibles assets related to the acquisitions of Healthcare Recovery, Inc., Health Cash Management Seminars, Inc., American Medical Network, Inc., Velox, and American Hospital Directory, Inc. made in 1997 and 1998. In addition, in 2000 QuadraMed reclassified $3.6 million of intangible assets relating to Med Data to capitalized software, and $0.5 million of acquisition costs from long-term assets to intangibles.


         Acquired In-Process Research and Development. There were no charges for acquired in-process research and development during 2001 or 2000.

Interest Expense.


         Interest expense, net of interest income, was $3.5 million in 2001. This interest expense was principally due to the Debentures, offset by interest earned from QuadraMed's cash and investments. The 2001 net interest expense was $1.0 million less than the $4.5 million incurred in 2000. The decrease was attributable to the retirement of $41.3 million in principal amount of the Debentures during 2001.


Writeoff of Convertible Promissory Note


         In the third quarter of 2001, Purkinje, the issuer of a $3.6 million convertible promissory note to QuadraMed, failed to make its regularly scheduled quarterly interest payment. As part of a recapitalization plan, Purkinje exchanged preferred stock for all of its outstanding convertible promissory notes. QuadraMed believes that the value of this preferred stock was zero and, accordingly, recorded a $3.6 million charge in the third quarter of 2001. See Note 11(d) to Consolidated Financial Statements.


Provision for Income Taxes


         Provision for income taxes was zero and $0.2 million in 2001 and 2000, respectively. The provision for income taxes was primarily due to state and alternative minimum tax liabilities on certain of QuadraMed's legal entities. For financial reporting purposes, a 100% valuation allowance has been recorded against QuadraMed's deferred tax assets under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." During 2001, QuadraMed reduced its net operating loss carry forward from $67.5 million to $48.3 million by applying positive taxable income to this balance. See Note 25 to Consolidated Financial Statements.


Gain on Redemption of Bonds


         During 2001, QuadraMed repurchased $41.3 million in Debentures on the open market for a total of $28.4 million in cash, resulting in a gain of $12.9 million. See Note 14 to Consolidated Financial Statements.


Income from Discontinued Operations

         QuadraMed recorded income from discontinued operations of $8.2 million in 2001, a decrease of $20.8 million from 2000. The 2001 figure included the net gain on the sale of the EZ-CAP business of $6.6 million and earnings from this business, prior to its sale on August 31, 2001, of $1.6 million.


         The 2000 figure included a net gain of $23.3 million from the sale of ChartOne and $4.3 million and $1.4 million in earnings from EZ-CAP and ChartOne, respectively. See Note 6 to Consolidated Financial Statements.


Liquidity And Capital Resources


         At December 31, 2001, QuadraMed held $29.8 million in cash and cash equivalents, $2.4 million in short-term investments, $4.4 million in restricted cash, and $1.1 million in long-term investments, totaling $37.7 million. The comparable figures for 2000 were $27.4 million, $12.3 million, $8.0 million, and $1.0 million, totaling $48.7 million.


         Net cash provided by operating activities was $12.0 million in 2001 compared to $13.8 million used by operating activities in 2000. The increase in cash flow reflected the substantial improvement in operating earnings plus the increase in deferred revenue in response to improved billing practices and business growth, partially offset by the uses for the increase in prepaid expenses, lower accounts payable, and extinguishment of other liabilities established for previous acquisitions. The accounts receivable balance was stable from 2000 to 2001.


         Net cash provided by investing activities was $17.4 million in 2001, a decrease of $12.4 million compared to $29.8 million in 2000. The sources of the $17.4 million were principally the maturity of $12.2 million in short-term investments reinvested in cash equivalents and the sale of the EZ-CAP business for net proceeds of $8.7 million, offset partially by $2.2 million in capital expenditures and $1.8 million in capitalized research and development costs. The prior-year net cash from investing activities was higher due principally to the $40.4 million in net proceeds from the sale of ChartOne.

         Net cash used for financing activities was $27.0 million in 2001, compared to $0.7 million provided by financing activities in 2000. The 2001 result principally reflected $28.4 million expended for Debenture repurchases, net of $1.8 million in cash proceeds from the exercise of options to purchase common stock.

         In May 1998, QuadraMed issued the Debentures in a principal amount of $115 million. The Debentures mature on May 1, 2005, and bear interest at an annual rate of 5.25%. During 2001, QuadraMed repurchased and retired $41.3 million of the Debentures at an average price of $670 per $1,000 in principal amount. Management has been authorized by the board of directors to repurchase the Debentures at its discretion, subject to parameters established by the board.


         During 2001, QuadraMed used $0.8 million to repurchase 200,000 shares of its common stock on the open market at an average price of $4.05, and has the authority to repurchase up to a total of 6 million shares.

         Investment in Marketable Equity Securities of $0.6 million represents the fair market value of QuadraMed's investment in the stock of Vantage Med, a publicly traded healthcare technology company.


         The following table summarizes financial data for contractual obligations and other commercial commitments for the year ended December 31, 2001 (in thousands):



                                                                    Payments Due by Period
                                                   ---------------------------------------------------------
                                                        Less
                                                       than 1         1-3           4-5         After 5
       Contractual Obligations           Total          year         years         years         years
------------------------------------------------------------------------------------------------------------

Long-term debt                         $ 87,265     $  3,870      $  7,740      $  75,654      $      -
Capital lease obligations                    97           78            19              -             -
Operating leases                         30,110        4,792         8,066          5,861         11,391
Other long-term obligations               7,775            -             -              -          7,775
                                     -----------------------------------------------------------------------
    Total contractual cash
              obligations              $125,247     $  8,740      $ 15,825      $  81,515      $  19,166
                                     =======================================================================

                                                               Amount of Commitment Expiration
                                                                         Per Period
                                                   --------------------------------------------------------
                                         Total        Less
                                        Amounts       than 1          1-3            4-5        After 5
    Other Commercial Commitments       Committed       year          years          years      years (1)
-----------------------------------------------------------------------------------------------------------

Standby letters of credit              $   4,356     $ 1,136       $  100             -         $ 3,120
                                    -----------------------------------------------------------------------
    Total commercial commitments       $   4,356     $ 1,136       $  100              -        $ 3,120
                                    =======================================================================


(1) Includes $2.4 million for existing surety bond requirement at December 31, 2001. Actual requirements may be less as work is completed towards underlying contract.


         QuadraMed believes that it will have sufficient liquidity and operating cash flows to fund its scheduled debt service and other obligations through at least December 31, 2002.

Inflation

         The majority of QuadraMed's revenue is derived from perpetual and long-term customer contracts. The term of contracts range from one (1) to five (5) years and the contracts generally allow price increases annually based on external measures of inflation. QuadraMed has increased some of its prices under these contract provisions. QuadraMed's maintenance contract terms also allow annual price increases based on external measures of inflation. Accordingly, inflation has not had, and QuadraMed does not believe that it will have, a significant impact on its financial condition.

Business Risks

QuadraMed Faces Product Development Risks Associated With Rapid Technological Changes.

         The healthcare software market is highly fragmented and characterized by ongoing technological developments, evolving industry standards, and rapid changes in customer requirements. QuadraMed's success depends on its ability to timely and effectively:

         o      offer a broad range of software products;

         o      enhance existing products and expand product offerings;

         o respond promptly to new customer requirements and industry standards; and

         o remain compatible with popular operating systems and develop products that are compatible with the new or otherwise emerging operating systems.

         QuadraMed's performance depends in large part upon its ability to provide the increasing functionality required by its customers through the timely development and successful introduction of new products and enhancements to its existing suite of products. QuadraMed may not successfully, or in a timely manner, develop, acquire, integrate, introduce, or market new products or product enhancements. Product enhancements or new products developed by QuadraMed also may not meet the requirements of hospitals or other healthcare providers and payors or achieve or sustain market acceptance. QuadraMed's failure to either estimate accurately the resources and related expenses required for a project, or to complete its contractual obligations in a manner consistent with the project plan upon which a contract was based, could have a material adverse effect on its business, financial condition, and results of operations. In addition, QuadraMed's failure to meet a customer's expectations in the performance of its services could damage its reputation and adversely affect its ability to attract new business.


QuadraMed's Inability To Protect Its Intellectual Property Could Lead To Unauthorized Use Of Its Products, Which Could Have An Adverse Effect On Its Business.


         QuadraMed relies on a combination of trade secret, copyright and trademark laws, nondisclosure, non-compete, and other contractual provisions to protect its proprietary rights. In 2001, QuadraMed filed its first patent application covering its developed technology, the Affinity CPOE software application. Measures taken by QuadraMed to protect its intellectual property may not be adequate, and QuadraMed's competitors could independently develop products and services that are substantially equivalent or superior to QuadraMed's products and services. Any infringement or misappropriation of its proprietary software and databases could put QuadraMed at a competitive disadvantage in a highly competitive market and could cause QuadraMed to lose revenues, incur substantial litigation expense, and divert management's attention from other operations.

         QuadraMed depends on licenses from a number of third-party vendors for certain technology used to develop and operate its products. Most of these licenses expire within three to five years. Such licenses can be renewed only by mutual consent and may be terminated if QuadraMed breaches the license terms and fails to cure the breach within a specified time period. If such licenses are terminated, QuadraMed may not be able to continue using the technology on commercially reasonable terms or at all. As a result, QuadraMed may have to discontinue, delay or reduce product shipments until equivalent technology is obtained, which could have a material adverse effect on QuadraMed's business, financial condition, and results of operations. Most of QuadraMed's third-party licenses are non-exclusive and competitors may obtain the same or similar technology. In addition, if vendors choose to discontinue support of the licensed technology, QuadraMed may not be able to modify or adapt its products.

         Intellectual property litigation is increasingly common in the software industry. The risk of an infringement claim against QuadraMed may increase over time as the number of competitors in its industry segment grows and the functionality of products overlaps. Third parties could assert infringement claims against QuadraMed in the future. Regardless of the merits, QuadraMed could incur substantial litigation expenses in defending any such asserted claim. In the event of an unfavorable ruling on any such claim, a license or similar agreement may not be available to QuadraMed on reasonable terms, if at all. Infringement may also result in significant monetary liabilities that could have a material adverse effect on QuadraMed's business, financial condition, and results of operations. QuadraMed may not be successful in the defense of these or similar claims.

The Nature Of QuadraMed's Products Makes Them Particularly Vulnerable To Undetected Errors Or Bugs That Could Reduce Revenues, Market Share Or Demand For Its Products And Services.


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


         Some of QuadraMed's products and services are used in the payment, collection, coding, and billing of healthcare claims and the administration of managed care contracts. If QuadraMed's employees or QuadraMed's products fail to accurately assess, process, or collect these claims, customers could file claims against QuadraMed. QuadraMed's insurance coverage may not adequately cover such claims. A successful claim that is in excess of, or is not covered by, insurance coverage could adversely affect QuadraMed's business, financial condition, and results of operations. Even a claim without merit could result in significant legal defense costs and could consume management time and resources. In addition, claims could increase QuadraMed's premium such that appropriate insurance could not be found at commercially reasonable rates. Furthermore, if QuadraMed were found liable, QuadraMed may have to significantly alter one or more of its products, possibly resulting in additional unanticipated research and development expenses.



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



Governmental Regulation Of The Confidentiality Of Patient Health
Information Could Result In QuadraMed's Customers Being Unable To Use Its Products Without Significant Modification, Which Could Require Substantial Expenditures By QuadraMed.


         There is substantial state regulation of the confidentiality of patient health information and the circumstances under which such information may be disclosed to or processed by QuadraMed as a consequence of its contacts with various health providers. Although compliance with these laws and regulations is presently the principal responsibility of the hospital, physician, or other healthcare provider, regulations governing patient confidentiality rights are rapidly evolving. Additional legislation governing the dissemination of health information also has been proposed and may be adopted at the state level.


         HIPAA and, in particular, its administrative simplification provisions, requires the United States Department of Health and Human Services ("HHS") to promulgate regulations that will set standards for certain electronic health transactions, code sets, data security, unique identification numbers, and privacy of individually identifiable health information. The regulations are in various stages of development. HHS has published a final regulation governing transaction and code set standards that has a compliance date of October 16, 2002. A recent modification to the HIPAA, however, provides covered entities with an additional year to comply with the transaction and code set standards, e.g. to October 2003, provided they meet certain criteria. HHS has also published a final privacy regulation that has a compliance date of April 2003. The HIPAA privacy regulation is complex and far reaching. Compliance will be required of certain covered entities, including healthcare providers, health plans, and healthcare clearinghouses. QuadraMed may be implicated by these regulations either as a covered entity or as a business associate of a covered entity. HIPAA and state healthcare privacy regulations could materially restrict the ability of healthcare providers to submit information from patient records using QuadraMed products and services or could require QuadraMed to make substantial capital expenditures to be in compliance.


         HHS has published a proposed HIPAA data security regulation. At this time, no information is available on when HHS may issue a final security regulation or whether the regulation will be revised prior to final publication. At this time, it is not possible to assess the specific implications of the security regulation on QuadraMed. The regulation may require holders of individual protected health information, including QuadraMed, to implement stringent security measures. Implementing such measures may require substantial capital expenditures by QuadraMed due to required product, service, and procedure changes.


         In addition, during the past several years, the healthcare industry has been subject to, among other things, increasing levels of governmental regulation of reimbursement rates and certain capital expenditures. Certain proposals to reform the healthcare system have been and are being considered by Congress. These proposals, if enacted, could change the operating environment for QuadraMed's clients in ways that could have a negative impact on QuadraMed's business, financial condition, and results of operations. QuadraMed is unable to predict what, if any, changes will occur.



QuadraMed's Quarterly Operating Results Are Subject To Fluctuations, Which Could Adversely Affect Its Net Income And Financial Results.


         QuadraMed's quarterly operating results have varied significantly in the past and may fluctuate in the future as a result of a variety of factors, many of which are outside its control. Accordingly, quarter-to-quarter comparisons of our operating results may not be a good indication of QuadraMed's future performance. Some of the factors causing these fluctuations include:


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


The Variability And Length Of Our Sales Cycle For Our Products May Exacerbate The Unpredictability And Volatility Of Our Operating Results.


         QuadraMed cannot accurately forecast the timing of its customer purchases due to the complex procurement decision processes of most healthcare providers and payors. How and when to implement, replace, expand or substantially modify an information system are major decisions for customers, and such decisions require significant capital expenditures by them. As a result, QuadraMed typically experiences sales cycles that extend over several quarters. In addition, certain products QuadraMed acquired with Compucare have higher average selling prices and longer sales cycles than many of its other products. As a result, QuadraMed has only a limited ability to forecast the timing and size of specific sales, making the prediction of quarterly financial performance more difficult.


Changes In Procurement Practices Of Hospitals Have And May Continue To Have A Negative Impact On QuadraMed's Revenues.


         A substantial portion of QuadraMed's revenues has been and is expected to continue to be derived from sales of software products and services to hospitals. Consolidation in the healthcare industry, particularly in the hospital and managed care markets, could decrease the number of existing or potential purchasers of products and services and could adversely affect QuadraMed's business. In addition, the decision to purchase QuadraMed's products often involves a committee approval. Consequently, it is difficult for QuadraMed to predict the timing or outcome of the buying decisions of its customers or potential customers. In addition, many healthcare providers are consolidating to create IDNs with greater regional market power. These emerging systems could have greater bargaining power, which may lead to decreases in prices for QuadraMed's products, which could adversely affect QuadraMed's business, financial condition, and results of operations.



Changes In The Healthcare Financing And Reimbursement System Could Adversely Affect The Amount Of And Manner In Which QuadraMed's Customers Purchase Its Products And Services.


         Changes in current healthcare financing and reimbursement systems could result in unplanned product enhancements, delays, or cancellations of product orders or shipments, or reduce the need for certain systems. QuadraMed could also have the endorsement of products by hospital associations or other customers revoked. Any of these occurrences could have a material adverse effect on QuadraMed's business.



         The healthcare industry in the United States is subject to changing political, economic, and regulatory influences that may affect the procurement practices and operations of healthcare organizations. The commercial value and appeal of QuadraMed's products may be adversely affected if the current healthcare financing and reimbursement system were to revert to a fee-for-service model. In addition, many of QuadraMed's customers provide services under capitated service agreements, and a reduction in the use of capitation arrangements as a result of regulatory or market changes could have a material adverse effect on QuadraMed's business. During the past several years, the healthcare industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and capital expenditures. Proposals to reform the healthcare system have been and are being considered by the United States Congress. These proposals, if enacted, could change the operating environment of QuadraMed's customers in ways that cannot be predicted. Healthcare organizations may react to these proposals by curtailing or deferring investments, including those for QuadraMed's products and services. In addition, the regulations promulgated under HIPAA could lead healthcare organizations to curtail or defer investments in non-HIPAA related features in the next several years.

If QuadraMed Is Unable To Compete Effectively, It Could Experience Price Reduction, Reduced Gross Margins And Loss Of Market Share.

         Competition for QuadraMed's products and services is intense and is expected to increase. Increased competition could result in reductions in QuadraMed's prices, gross margins, and market share and have a material adverse affect on QuadraMed's business, financial condition, and results of operations. QuadraMed competes with other providers of healthcare information software and services, as well as healthcare consulting firms. Some competitors have formed business alliances with other competitors that may affect QuadraMed's ability to work with some potential customers. In addition, if some of our competitors merge, a stronger competitor may emerge. Some principal competitors include:


         o In the market for enterprise healthcare information systems in the Enterprise Division: McKesson Corporation, Inc., Shared Medical Systems, Inc., a division of Siemens, MediTech Corporation, Eclipsys Corporation, Cerner, and IDX Corporation;

         o In the market for electronic document management products in the Enterprise Division: McKesson Corporation, SoftMed Corporation Inc., FileNet, Lanvision, MedPlus, and Eclipsys Corporation;

         o In the market for MPI products and services in the Enterprise Division: Madison Technologies, Inc., McKesson Corporation, Shared Medical Systems, Inc., a division of Siemens, and Medibase;

         o In the market for decision support products in the Enterprise Division: Eclipsys Corporation, Healthcare Microsystems, Inc., a division of Health Management Systems Inc., McKesson Corporation, Shared Medical Systems, Inc., a division of Siemens, and MediQual Systems, Inc., a division of Cardinal Health, Inc.;

         o In the market for compliance, data, and record management products in the Health Information Management Software
                Division: 3M Corporation, SoftMed Corporation, Inc., MetaHealth, Eclypsis Corporation, Cascade, and HSS, Inc.;


         o      In the Health Information Management Services Division:
                PricewaterhouseCoopers LLP, KPMG and Ernst and Young for compliance products and services and health information management consulting services; and

         o In the Financial Services Division: Advanced Receivables Strategy, Inc., a division of Perot Systems Corporation, NCO Group, Inc., Outsourcing Solutions, Inc., Health Management Systems, Inc., and Triage Consulting Group.



         Current and prospective customers also evaluate QuadraMed's capabilities against the merits of their existing information systems and expertise. Major software information systems companies, including those specializing in the healthcare industry, that do not presently offer competing products may enter QuadraMed's markets. Many of QuadraMed's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources, and market recognition than QuadraMed. Many of these competitors also have, or may develop or acquire, substantial installed customer bases in the healthcare industry. As a result of these factors, QuadraMed's competitors may be able to respond more quickly to new or emerging technologies, changes in customer requirements, and changes in the political, economic or regulatory environment in the healthcare industry.

         These competitors may be in a position to devote greater resources to the development, promotion, and sale of their products than QuadraMed. QuadraMed may not be able to compete successfully against current and future competitors, and such competitive pressures could materially adversely affect QuadraMed's business, financial condition, and operating results.



QuadraMed's Services Face Review And Scrutiny From The Department Of Health And Human Services, The Department Of Justice And Other Law Enforcement Agencies

         As a result of rising health care costs, federal and state governments have placed an increased emphasis on detecting and eliminating fraud and abuse in the Medicare, Medicaid, and other health care programs. Numerous laws and regulations now exist to prevent fraudulent or abusive billing, to protect patients' privacy rights, and to ensure patients' access to health care. Violation of the laws or regulations governing QuadraMed's operations could result in the imposition of civil or criminal penalties, including temporary or permanent exclusion from participation in government health care programs such as Medicare and Medicaid, the cancellation of QuadraMed's contracts to provide managed care services, and the suspension or revocation of QuadraMed's licenses. QuadraMed routinely conducts internal audits in its effort to ensure compliance with all applicable laws and regulations. If errors, discrepancies or violations of law are discovered in the course of these audits or otherwise, QuadraMed may be required by law to disclose the relevant facts, once known, to the appropriate authorities.


QuadraMed Faces Risks Associated With U.S. Government Contracting.


         QuadraMed has been awarded a U.S. General Services Administration ("GSA") Schedule Contract for Federal Supply Service commercial information technology. The willingness of government agencies to enter into future contracts depends upon (i) QuadraMed's ability to continue supporting existing products; (ii) maintaining ongoing relationships with third party supplies of certain elements of QuadraMed's products; and (iii) developing new products with third party suppliers to address new regulatory requirements of government agencies and having these products added to QuadraMed's GSA commercial price list. These contracts are subject to cancellation at the convenience of the contracting government agency.

         As a commercial vendor, QuadraMed must file a quarterly sales report with the GSA and remit a 1% "Industrial Funding Fee" based on the sales value of the contract. Reductions or delays in federal funds available for projects QuadraMed is performing could also have an adverse impact on its government business. Contracts involving time and material fees are also subject to the risks of disallowance of costs upon audit, changes in government procurement policies, required competitive bidding for products not identified on the GSA commercial product price list, and, with respect to contracts involving prime contractors or government-designated subcontractors, the inability of those parties to perform under their contracts.

QuadraMed Has Encountered Significant Challenges Integrating Acquired Businesses, And Future Transactions May Adversely Affect Its Business, Operations, And Financial Condition.

         From 1993 to 1999, QuadraMed completed twenty-eight (28) acquisitions. QuadraMed has encountered significant challenges integrating the acquired businesses into its operations and in 2000 and 2001, focused in particular on their integration. Some of the challenges QuadraMed has encountered in integrating acquired businesses have included, and may encounter with acquisitions in the future include:


         o Interruption, disruption or delay of QuadraMed's ongoing business;

         o      Distraction of management's attention from other matters;

         o      Additional operational and administrative expense;

         o      Difficulty managing geographically dispersed operations;

         o Failure of acquired businesses to achieve expected results, resulting in QuadraMed's failure to realize anticipated benefits;

         o      Write-down of acquired assets;

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


         All of these factors have had an adverse effect on QuadraMed's business, financial condition, and results of operations in the past, and could have an adverse effect in the future.



New Accounting Standards May Make Acquisitions Necessary For QuadraMed's Growth Less Accretive And Less Attractive.


         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 Business Combinations. The statement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS Statement No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. All business combinations within the scope of this statement are to be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The adoption of the new statement is not expected to have a material effect on QuadraMed's existing financial condition, results of operations, or cash flows.

         In June 2001, the FASB issued SFAS No. 142 Goodwill and Other Intangible Assets. The statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in business combination) should be accounted for in financial statements upon acquisition. In addition, this statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. QuadraMed is currently evaluating the effect that implementation of the new standard will have on its financial condition, results of operations, and cashflows.

         Although QuadraMed believes that SFAS Nos. 141 and 142 will not have a material adverse effect on QuadraMed's financial condition, their existence may make certain potential acquisitions less attractive in the future, as any amounts paid in excess of book value will have to be amortized over a shorter period than previously permitted and could adversely affect reported GAAP net income and earnings per share.


QuadraMed May Need To Use A Large Portion Of Its Cash Balances, Issue A Significant Amount Of Its Common Stock Or Incur Additional Indebtedness To Repurchase Its Outstanding Debentures.

         QuadraMed, through a public offering, issued the Debentures on May 1, 1998 in the principal amount of $115 million. QuadraMed's net proceeds from the offering were $110.8 million. The Debentures mature on May 1, 2005 and bear interest at 5.25% per annum. The Debentures are convertible into common stock at any time prior to the redemption or final maturity, initially at the conversion price of $33.25 per share (resulting in an initial conversion ratio of 30.075 shares per $1,000 principal amount).


         Under the terms of the indenture and related documents, QuadraMed is obligated to redeem the Debentures before their May 1, 2005, maturity upon defined Events of Default, including failure to timely repay principal or interest under the Debentures, default under any other borrowing, and bankruptcy. Further, QuadraMed is obligated to provide holders of the Debentures with notice and the holders have the individual option to redeem the Debentures should QuadraMed (i) cease to be traded on a U.S. national securities exchange or cease to be approved for trading on a U.S. automated over-the-counter securities market or (ii) experience defined Changes of Control, including a merger in which QuadraMed is not the surviving entity or its shareholders do not control 50% of the new entity, the sale of substantially all of QuadraMed's assets, a liquidation, or if there is a substantial change in the Board of Directors over a two-year period.


         In the fiscal year ending December 31, 2001, QuadraMed redeemed and cancelled $41.3 million in principal amount of the Debentures at prices ranging between $530.00 and $697.50 per $1,000 of principal amount. As a result of the cancellation of indebtedness, QuadraMed recognized an extraordinary gain of $12.9 million after applicable taxes. As of December 31, 2001, the outstanding principal amount of the Debentures was $73.7 million. The fair values of the Debentures at December 31, 2001, and 2000 were $59.2 million and $41.1 million, respectively.

         In anticipation of any repurchase or optional redemption of the Debentures, QuadraMed may issue additional indebtedness to pay all or all portion of the repurchase or redemption price. This indebtedness may be issued in a greater amount than, or on terms less favorable than, the outstanding Debentures or notes.


QuadraMed May Lose Some Or All Of Its Equity Investments In Technology Companies If Such Companies Become Bankrupt Or Insolvent Or Do Not Succeed In Executing Their Business Strategy Appropriately.

         QuadraMed holds minority interests in companies having operations or technology in areas within its strategic focus, some of which are publicly traded and have highly volatile share prices. QuadraMed records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.


Provisions In QuadraMed's Certificate Of Incorporation And Bylaws And Delaware Law Could Delay Or Discourage A Takeover Which Could Adversely Affect The Price Of Its Common Stock.


         QuadraMed's board of directors has the authority to issue up to 5 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by holders of QuadraMed's common stock. If preferred stock is issued, the voting and other rights of the holders of QuadraMed's common stock may be subject to, and may be adversely affected by, the rights of the holders of QuadraMed's preferred stock. The issuance of preferred stock may have the effect of delaying or preventing a change of control of QuadraMed that could have been at a premium price to its stockholders.

         Certain provisions of QuadraMed's certificate of incorporation and bylaws could discourage potential takeover attempts and make attempts by stockholders to change management difficult. QuadraMed's Board of Directors, which is classified into three classes of directors serving staggered, three-year terms, has the authority to impose various procedural and other requirements that could make it more difficult for QuadraMed's stockholders to effect certain corporate actions. In addition, QuadraMed's certificate of incorporation provides that directors may be removed only by the affirmative vote of the holders of two-thirds of the shares of QuadraMed's capital stock entitled to vote. Any vacancy on QuadraMed's board of directors may be filled only by a vote of the majority of directors then in office. Further, QuadraMed's certificate of incorporation provides that the affirmative vote of two-thirds of the shares entitled to vote, voting together as a single class, subject to certain exceptions, is required for certain business combination transactions. These provisions, and certain other provisions of QuadraMed's certificate of incorporation, could have the effect of delaying or preventing (i) a tender offer for QuadraMed's common stock or other changes of control of QuadraMed that could be at a premium price, or (ii) changes in its management.


         In addition, certain provisions of Delaware law could have the effect of delaying or preventing a change in control of QuadraMed. Section 203 of the Delaware General Corporation Law, for example, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met.


The Trading Price Of QuadraMed's Common Stock Has Been, And Is Expected To Continue To Be, Volatile.

         The NASDAQ SmallCap Market on which QuadraMed is listed, and stock markets in general, have historically experienced extreme price and volume fluctuations that have affected companies unrelated to their individual operating performance. The trading price of QuadraMed's common stock has been and is likely to continue to be volatile due to such factors as:

         o      Variations in quarterly results of operations;

         o Announcements of new products or acquisitions by QuadraMed's competitors;

         o      Governmental regulatory action;


         o Developments or disputes with respect to proprietary rights; or


         o General trends in QuadraMed's industry and overall market conditions.

         The market price of QuadraMed's common stock may also be affected by movements in prices of equity securities in general.

Future Sales Of A Substantial Number Of Shares Of QuadraMed's Common Stock Could Cause The Price Of The Stock To Decrease Or Fluctuate Substantially.


         Existing stockholders of QuadraMed hold a significant number of shares of common stock that may be sold in the future under Rule 144 of the Securities Act or through the exercise of registration rights. Sales of a substantial number of the aforementioned shares in the public markets or the prospect of such sales could adversely affect or cause substantial fluctuations in the market price of QuadraMed's common stock and Debentures and impair QuadraMed's ability to raise additional capital through the sale of its securities.


Future Sales Of QuadraMed Common Stock In The Public Market Or Option Exercises And Sales Could Lower Its Stock Price.

         A substantial number of the shares of QuadraMed's common stock are subject to stock options and its outstanding Debentures and notes may be converted into shares of common stock. QuadraMed cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares of common stock for future sale, will have on the market price of its common stock. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options or the conversion of its outstanding convertible notes or Debentures, or the perception that such sales could occur, may adversely affect prevailing market prices for QuadraMed's common stock.


Because No Mirror Processing Site For Its Customer Data Processing Facilities Exists, QuadraMed's Business, Financial Condition, And Results Of Operations Could Be Adversely Affected If These Facilities Were Subject To A Closure From A Catastrophic Event Or Otherwise.

         QuadraMed currently processes substantially all of its customer data at its facilities in Neptune, New Jersey; Irving, Texas; Kansas City, Missouri; and San Rafael, California. Although QuadraMed backs up its data nightly and has safeguards for emergencies, such as power interruption or breakdown in temperature controls, QuadraMed has no mirror processing site to which processing could be transferred in the case of a catastrophic event at either of these facilities. If a major catastrophic event occurs at these facilities, possibly leading to an interruption of data processing, or any other interruption or closure, QuadraMed's business, financial condition, and results of operations could be adversely affected.


Item 7A Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk


         QuadraMed's exposure to market risk for changes in interest rates primarily relates to its investment portfolio. It is QuadraMed's intent to ensure the safety and preservation of its invested principal funds by limiting default risk, market risk, and reinvestment risk. QuadraMed invests in high-quality issuers, including money market funds, corporate debt securities, and debt securities issued by the United States government. QuadraMed has a policy of investing in securities with maturities of two years or less. QuadraMed does not invest in derivative financial or foreign investments. The table below presents fair values of principal amounts and weighted average interest rates for QuadraMed's investment portfolio as of December 31, 2001, (in thousands, except average interest rates):


                                                          Aggregate              Weighted Average
                                                          Fair Value              Interest Rate
Cash and cash equivalents:
      Cash.............................................    $  4,682
         Money Market funds............................    $ 25,117                  1.78%
                                                           --------
                  Total cash and cash equivalents......    $ 29,799
                                                           ========
Short-term investments:
         Corporate debt securities.....................    $  2,380                  3.75%
         Debt issued by the U.S. government............          34                  6.37%
                                                           --------
                  Total short-term investments..........   $  2,414
                                                           ========
Long-term investments:
         Corporate debt securities.....................    $    575                  6.09%
         Debt securities issued by the U.S. government.         563                  5.50%
                                                           --------
                  Total long-term investments...........   $  1,138
                                                           ========

Outstanding Debt.

         As of December 31, 2001, QuadraMed had outstanding long-term debt of $73,719,000, consisting of its Debentures that mature as follows (in thousands, except average interest rates):

        Maturity         Carrying           Fair          Weighted Average
          Date            Amount           Value            Interest Rate
          ----            ------           -----            -------------
          2005            $73,719         $59,159               5.25%

         QuadraMed is not exposed to material changes in interest rate because the interest rate on its Debentures, the bulk of QuadraMed's debt, is fixed at 5.25%.

Foreign Currency Risk

         Although QuadraMed sells its products internationally from time to time, all such transactions are denominated in U.S. currency and there is no foreign currency fluctuation risk associated with such sales.


Item 8  Financial Statements and Supplementary Data

         The financial statements and supplementary data regarding QuadraMed are included in this Report on Form 10-K beginning on page F-1.


Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


         Information about changes in QuadraMed's independent public accountants appears under "Changes In Independent Public Accountants" in QuadraMed's definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended ("Proxy Statement"). Those portions of the Proxy Statement are incorporated by reference into this report.


                                  PART III


         Because QuadraMed will file a Proxy Statement within 120 days after the end of the fiscal year ending December 31, 2001, this Annual Report on Form 10-K omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.


Item 10 Directors and Executive Officers of the Registrant


         Information regarding QuadraMed's directors appears under "Election of Directors" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding QuadraMed's executive officers appears in Item 1 of this Annual Report on Form 10-K under "Management."


Section 16(a) Beneficial Ownership Reporting Compliance


         Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appears under "Section 16(a) Beneficial Ownership Reporting Compliance" under "Election of Directors" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.



Item 11 Executive Compensation


         Information about compensation of QuadraMed's named executive officers appears under "Executive Compensation" under "Election of Directors" in the Proxy Statement. Information about compensation of QuadraMed's directors appears under "Director Compensation" under "Election of Directors" in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.



Item 12 Security Ownership of Certain Beneficial Owners and Management


         Information about security ownership of certain beneficial owners and management appears under "Security Ownership of Directors and Executive Officers" under "Election of Directors" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.



Item 13 Certain Relationships and Related Transactions


         Information about certain relationships and related transactions appears under "Certain Relationships and Related Transactions" under "Election of Directors" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.


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

         3. Exhibits. Reference is made to Item 14(c) of this Annual Report on Form 10-K.

(b) Reports on Form 8-K. QuadraMed filed the following reports on Form 8-K during the last quarter of the fiscal year covered by this Annual Report on Form 10-K: NONE

(c) Exhibits:


         The exhibits listed on the accompanying Exhibits Index or incorporated by reference are filed as part of this Annual Report.




                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      Quadramed Corporation


Date:  March 29, 2002

                                      By:               -s-
                                         -------------------------------------
                                         Lawrence P. English
                                         Chairman of the Board
                                         Chief Executive Officer





         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date indicated:

Signatures                             Title                      Date


       -s-                   Chairman of the Board and       March 29, 2002
_______________________      Chief Executive Officer
Lawrence P. English          (Principal Executive
                             Officer)


       -s-                   Chief Financial Officer         March 29, 2002
_______________________      (Principal Financial and
Mark N. Thomas               Accounting Officer)


       -s-                   Director                        March 29, 2002
_______________________
Joseph L. Feshbach


       -s-                   Director                        March 29, 2002
_______________________
Albert L. Greene


       -s-                   Director                        March 29, 2002
_______________________
F. Scott Gross


       -s-                   Director                        March 29, 2002
_______________________
Michael J. King


       -s-                   Director                        March 29, 2002
_______________________
E. A. Roskovensky


       -s-                   Director                        March 29, 2002
_______________________
Cornelius T. Ryan





                               EXHIBIT INDEX

2.1 Securities Purchase Agreement dated September 28, 2000, by and between QuadraMed Corporation, QuadraMed Operating Corporation, and investors whose names and addresses are set forth on Schedule I thereto. (13)

2.1 Securities Purchase Agreement dated as of May 5, 2000, by and among QuadraMed Corporation, QuadraMed Operating Corporation, Certain Investors and ChartOne, Inc. (9)


2.2 Asset Contribution Agreement dated as of May 3, 2000, by and among QuadraMed Corporation, QuadraMed Operating Corporation and ChartOne, Inc.

2.3 Asset Purchase Agreement, by and among, QuadraMed Corporation, QuadraMed Operating Corporation, OAO Technology Solutions, Inc., and OAO Transaction, LLP, dated as of August 16, 2001. (15)


3.4      Amended and Restated Bylaws of QuadraMed. (1)


3.5      Third Amended and Restated Certificate of Incorporation of
         QuadraMed. (5)

3.6 Amended and Restated Certificate of Incorporation of QuadraMed, amended January 28, 2002.


4.1      Reference is made to Exhibits 3.4 and 3.5. (1) (5)

4.2      Form of Common Stock certificate. (1)

4.11     Form of Warrant to Purchase Common Stock. (1)

4.12 Registration Rights Agreement dated December 5, 1996, by and between QuadraMed and the investors listed on Schedule A thereto.
         (2)

4.14 Registration Rights Agreement, dated as of June 5, 1998, by and among QuadraMed Corporation and the stockholders of Pyramid Health Group, Inc. named therein. (3)

4.15 Subordinated Indenture, dated as of May 1, 1998, between QuadraMed and The Bank of New York. (4)

4.16 Officers' Certificate delivered pursuant to Sections 2.3 and 11.5 of the Subordinated Indenture. (4)

4.17 Registration Rights Agreement dated April 27, 1998, by and among QuadraMed and the Initial Purchasers named therein. (4)

4.18     Form of Global Debenture. (4)

4.19     Form of Certificated Debenture. (4)

4.21 Registration Rights Agreement dated December 23, 1998, by and between QuadraMed and the shareholders listed therein. (7)

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

10.3     Summary Plan Description, QuadraMed Corporation 401(k) Plan.(1)

10.4 Form of Indemnification Agreement between QuadraMed and its directors and executive officers. (1)

10.5     1999 Supplemental Stock Option Plan for QuadraMed. (14)



10.64 Separation Agreement dated June 12, 2000, between James D. Durham and QuadraMed. (11)

10.65 Separation Agreement dated June 12, 2000, between John V. Cracchiolo and QuadraMed. (11)

10.66 Employment Agreement dated June 12, 2000, between Lawrence P. English and QuadraMed. (11)

10.67 Employment Agreement dated May 12, 2000, between Mark Thomas and QuadraMed. (11)

10.67 Employment Agreement dated August 16, 2000, between Dean Souleles and QuadraMed.

10.68 Employment Agreement dated September 18, 2000, between Michael H. Lanza and QuadraMed. (12)

10.69 Employment Agreement dated January 7, 2001, between Peter van der Grinten and QuadraMed.

23.1     Consent of Pisenti & Brinker, Independent Public Accountants.

24.1     Power of Attorney (set forth in the signature page hereto).

27.1     Financial Data Schedule for the Year Ended  12/31/2001.

27.2     Financial Data Schedule for the Year Ended  12/31/2000.

27.3     Financial Data Schedule for the Year Ended  12/31/1999.

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

(8) Incorporated herein by reference from the exhibit with the same number to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, as filed with the Commission on May 17, 1999.

(9) Incorporated herein by reference from exhibit with the same number to our Current Report on Form 8-K filed with the Commission on June 22, 2000.

(10) Incorporated herein by reference from the exhibit with the same number to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999.

(11) Incorporated herein by reference from the exhibit with the same number to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the Commission on August 14, 2000.

(12) Incorporated herein by reference from the exhibit with the same number to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Commission on November 15, 2000.

(13) Incorporated herein by reference from the exhibit with the same number to our Current Report on Form 8-K filed with the Commission on November 6, 2000.


(14) Incorporated herein by reference from our annual report on Form 10-K, as filed with the Commission on March 30, 2000, as amended by May 1, 2000.

(15) Incorporated herein by reference from our Current Report on Form 8-K, as filed with the Commission on August 21, 2001.





                                               QUADRAMED CORPORATION
                                                   SCHEDULE II
                                         VALUATION AND QUALIFYING ACCOUNTS
                                                  (in thousands)

                                                            Additions
                                             Balance at    Charged to       Additions
                                            Beginning of    Costs and   Charged to Other                  End of
Description                                     Year        Expenses         Accounts      Deductions      Year
-----------                                     ----        --------         --------      ----------      ----
Year ended December 31, 1999
     Allowance for doubtful accounts......   $   4,728     $   3,816       $       -       $  (4,414)    $  4,130
Year ended December 31, 2000
     Allowance for doubtful accounts......   $   4,130     $   1,335       $       -       $  (3,061)    $  2,404
Year ended December 31, 2001
     Allowance for doubtful accounts......   $   2,404     $     720       $   2,050       $  (1,786)    $  3,388





                       REPORTS OF INDEPENDENT ACCOUNTANTS



                          INDEX TO FINANCIAL STATEMENTS

                              QUADRAMED CORPORATION



                                                                                                              Page
     Report of Independent Public Accountants..................................................................F-2
     Consolidated Balance Sheets as of December 31, 2001 and 2000..............................................F-3
     Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999...............F-4
     Consolidated Statements of Changes in Stockholders' Equity
         and Comprehensive Income (Loss) for the years ended December 31, 2001, 2000, and 1999.................F-5
     Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999...............F-6
     Notes to Consolidated Financial Statements................................................................F-8




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

       To the Stockholders of QuadraMed Corporation:

                We have audited the accompanying consolidated balance sheets of QuadraMed Corporation (a Delaware corporation) and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income
       (loss), and cash flows for the years then ended. These financial statements are the responsibility of QuadraMed's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements of QuadraMed Corporation for the year ended December 31, 1999 were audited by other auditors whose report, dated February 24, 2000, expressed an unqualified opinion on those statements.

                We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QuadraMed Corporation and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


                                          /s/  Pisenti & Brinker, LLP
                                          ---------------------------
                                          PISENTI & BRINKER LLP

         Petaluma, California
         March 11, 2002



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                              QUADRAMED CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                               Year Ended December 31,
                                                                                              ---------------------------
                                                                                                2001             2000
                                  ASSETS
                                                                                              ----------      -----------
   Current Assets
     Cash and cash equivalents                                                                $ 29,799        $  27,368
     Short-term investments                                                                      2,414           12,296
     Accounts receivable, net of allowance for uncollectible accounts of $3,388
         and $2,404, respectively                                                               37,454           36,879
     Unbilled receivables                                                                        7,906            7,995
     Notes and other receivables                                                                   282              689
     Prepaid expenses and other current assets                                                   3,099            1,830
                                                                                              ----------      -----------
              Total current assets                                                              80,954           87,057
                                                                                              ----------      -----------
     Restricted cash                                                                             4,356            7,995
     Long-term investments                                                                       1,138            1,019
     Long-term notes receivable                                                                   -               3,600
     Property, Plant & Equipment, net of accumulated depreciation and amortization
          of $22,093 and $18,531, respectively                                                   6,857            8,301
     Capitalized software development, net of accumulated
         amortization of $7,976 and $5,212, respectively                                         7,564            8,849
     Acquired software, net of accumulated amortization of $4,341
         and $3,441, respectively                                                                  480            1,380
     Intangibles, net of accumulated amortization of $22,789 and $17,174, respectively          22,225           27,840
     Investment in marketable equity securities, net of valuation allowance
         of $4,125 and $4,062, respectively                                                        575              638
     Other long-term assets                                                                      6,594            7,270
                                                                                              ----------      -----------
              Total Assets                                                                   $ 130,743        $ 153,949
                                                                                              ==========      ===========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
     Current maturities of capital lease obligations                                          $     72       $      323
     Accounts payable                                                                              796              615
     Accrued payroll and related                                                                 6,630            7,223
     Accrued interest                                                                              645            1,006
     Other accrued liabilities                                                                   6,523           10,340
     Deferred revenue                                                                           19,133           11,778
                                                                                              ----------      -----------
              Total current liabilities                                                         33,799           31,285
                                                                                              ----------      -----------
     Capital lease obligations, less current portion                                                19              128
     Other long-term liabilities                                                                 3,045               -
     Convertible subordinated debentures                                                        73,719          115,000
     Net liabilities of discontinued operations                                                     -             3,215
                                                                                              ----------      -----------
              Total Liabilities                                                                110,582          149,628
                                                                                              ----------      -----------
   Stockholders' Equity
     Common stock, $0.01 par, 50,000 shares authorized, 26,493 and 25,755 shares
        issued and outstanding, respectively                                                       201              191
     Treasury stock                                                                               (821)              -
     Additional paid-in-capital                                                                271,494          268,485
     Deferred compensation                                                                      (1,074)              -
     Unrecognized pension costs                                                                   (706)              -
     Accumulated other comprehensive loss                                                       (4,087)          (4,028)
     Accumulated deficit                                                                      (244,846)        (260,327)
                                                                                              ----------      -----------
                 Total stockholders' equity                                                     20,161            4,321
                                                                                              ----------      -----------
                 Total Liabilities and Stockholders' Equity                                   $130,743         $153,949
                                                                                              ==========      ===========



                The accompanying notes are an integral part of these consolidated financial statements.




                              QUADRAMED CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                               For the years ended December 31,
                                                                     --------------------------------------------------
                                                                                  2001          2000            1999
                                                                     --------------------------------------------------
Revenues
     Licenses                                                             $      85,716  $     66,598     $   111,749
     Services
                                                                                 43,719        53,513          63,712
                                                                     --------------------------------------------------
                  Total revenues                                                129,435       120,111          175,461
                                                                     --------------------------------------------------
Operating Expenses
     Cost of licenses                                                            22,783        22,743          21,822
     Cost of services                                                            18,947        35,613          37,435
     General and administration                                                  47,243        47,736          47,463
     Sales and marketing                                                         15,805        21,366          21,338
     Research and development                                                    15,843        21,872          24,367
     Amortization of intangibles and acquired software                            6,515         6,995           7,523
     Write-off of acquired research and development in process                      --            --            1,722
     Acquisition costs                                                              --            --            6,898
     Impairment of intangible assets                                                --            927          10,592
     Non-recurring charges                                                          --         40,994          17,552
                                                                     --------------------------------------------------
                  Total operating expenses                                      127,136       198,246         196,712
                                                                     --------------------------------------------------
Income (Loss) from Operations                                                     2,299       (78,135)        (21,251)
                                                                     --------------------------------------------------
Other Income (expense)
     Interest expense                                                            (5,836)       (6,621)         (7,669)
     Interest income                                                              2,292         2,081           4,766
     Other income (expense), net                                                   (613)          (63)          1,345
     Write-off of purchased accounts receivable                                    (128)         (900)         (1,200)
     Write-off of convertible promissory note                                    (3,600)           --              --
                                                                     --------------------------------------------------
                  Total other expense, net                                       (7,885)       (5,503)         (2,758)
                                                                     --------------------------------------------------
Loss Before Income Taxes                                                         (5,586)      (83,638)        (24,009)
Provision for Income Taxes                                                           --          (200)           (455)
                                                                     --------------------------------------------------
Loss from Continuing Operations                                                  (5,586)      (83,838)        (24,464)
                                                                     --------------------------------------------------
     Gain on redemption of bonds (net of income taxes)                           12,907            --              --
     Income from discontinued operations (net of income taxes)                    8,160        29,002          12,134
                                                                     --------------------------------------------------
Net Income (Loss) Available to Common Stockholders                     $         15,481  $    (54,836)    $   (12,330)
                                                                     ==================================================
Earnings Per Common Share
             Basic and Diluted
                  Continuing Operations                                $          (0.22) $      (3.27)    $     (0.98)
                  Gain on redemption of bonds (net of income taxes)                0.50            --              --
                  Discontinued operations (net of income taxes)                    0.32                          0.49
                                                                     ---------------------------------- ---------------
                                            Total                      $           0.60  $      (2.14) $        (0.49)
                                                                     ================================== ===============
 Weighted Average Shares Outstanding
                                            Basic                                25,852        25,617          24,979
                                            Diluted                              25,852        25,617          24,979


                        The accompanying notes are an integral part of these consolidated financial statements.





                              QUADRAMED CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                       (in thousands, except share amount)


                                       Common Stock  Additional             Unrecognized
                                      --------------- Paid to    Deferred     Pension   Treasury
                                      Shares Amount   Capital  Compensation    Costs      Stock
                                         --------------------------------------------------------
Balance at December 31, 1998         24,442  $ 178     $266,068  $(3,940)         $ -       $  -
=============================            --------------------------------------------------------
Issuance of common stock in
   connection with acquisitions
   accounted for as a
   purchase......                         97      1          634        -            -         -
Issuance of common stock through
   Employee Stock Purchase
   Plan                                   91      1        1,039        -            -         -
Amortization of restricted shares
   of common stock...................      -      -            -      955            -         -
Cancellation of restricted shares
   common stock......................      -      -         (582)     466            -         -
Issuance of common stock for
   legal settlement..................     70      -          346        -            -         -
Exercise of warrants to purchase
   common stock......................    360      4        1,330        -            -         -
Exercise of common stock
   options                               259      3        1,588        -            -         -
Compensation related to accelerated
   vesting of common stock
   options                                 -      -          268        -            -         -
Net unrealized loss on available-
   for-sale securities......               -      -            -        -            -         -
Net loss...................                -      -            -        -            -         -
                                        ---------------------------------------------------------
Balance at December 31, 1999          25,319  $ 187     $270,691  $(2,519)      $    -      $  -
                                         --------------------------------------------------------
Issuance of common stock through
   Employee Stock Purchase
   Plan...                                58     -          488        -            -         -
Release of restricted shares               -     -       (2,712)   1,859
Cancellation of restricted
   shares...                               -     -         (499)     324            -         -
Amortization of restricted
   shares...                               -     -            -      336            -         -
Issuance of common
   stock for legal expenses               79     1           79        -            -         -
Exercise of common stock
   options..                             299     3          438        -            -         -
Net unrealized loss on available-
   for-sale securities.....                -     -            -        -            -         -
Net loss...................                -     -            -        -            -         -
                                         --------------------------------------------------------
Balance at December 31, 2000          25,755  $191    $ 268,485   $    -       $    -      $  -
                                         --------------------------------------------------------
Issuance of restricted shares of
   common stock.....................     475     5        1,262   (1,267)           -         -
Amortization of restricted shares
   of common stock........                 -     -           -       215            -         -
Issuance of common stock options
   to non-employees and
   consultants...............              -     -          63       (63)           -         -
Amortization of common stock
   options of non-employees
   and consultants...........              -     -           -        41            -         -
Exercise of common stock of
   non-employees and
 consultants..                            60     1         105         -            -         -
Compensation related to
    issuance
    of common stock..................    187     2         887         -            -         -
Exercise of common stock
options .                                216     2         692         -            -         -

Purchase of treasury stock.........     (200)    -           -         -            -      (821)
Unrecognized pension
costs........                              -     -           -         -         (706)        -
Net unrealized loss on
available-for-sale
securities.................                -     -           -         -            -         -
Net lncome.................                -     -           -         -            -         -
                                       ----------------------------------------------------------
Balance at December 31, 2001          26,493  $201    $271,494   $(1,074)     $  (706)    $(821)
                                       ==========================================================

                                       Accumulated
                                          Other                    Total     Comprehensive
                                      Comprehensive Accumulated Stockholders'   (Loss)
                                           Loss       Deficit      Equity       Income
                                     ---------------------------------------------------------
Balance at December 31, 1998              $(157)    $(193,161)     $68,988      $ (19,613)
=============================        ---------------------------------------------------------
Issuance of common stock in
   connection with acquisitions
   accounted for as a
   purchase......                              -             -          635
Issuance of common stock through
   Employee Stock Purchase
   Plan                                        -             -        1,040
Amortization of restricted shares
   of common stock...................          -             -          955
Cancellation of restricted shares
   common stock......................          -             -         (116)
Issuance of common stock for
   legal settlement..................          -             -          346
Exercise of warrants to purchase
   common stock......................          -             -        1,334
Exercise of common stock
options                                        -             -        1,591
Compensation related to accelerated
   vesting of common stock
   options                                     -             -          268
Net unrealized loss on available-
   for-sale securities......                (130)            -         (130)          (130)
Net loss...................                    -       (12,330)     (12,330)       (12,330)
                                     --------------------------------------------------------
Balance at December 31, 1999             $  (287)   $ (205,491)     $62,581       $(12,460)
                                     ---------------------------------------------------------
Issuance of common stock through
   Employee Stock Purchase
 Plan...                                      -             -          488
Release of restricted shares                  -             -         (853)
Cancellation of restricted
shares...                                     -             -         (175)
Amortization of restricted
shares...                                     -             -          336
Issuance of common
 stock for legal expenses                     -             -           80
Exercise of common stock
options..                                     -             -          441
Net unrealized loss on available-
   for-sale securities.....              (3,741)            -       (3,741)         (3,741)
Net loss...................                   -       (54,836)     (54,836)        (54,836)
                                     ---------------------------------------------------------
Balance at December 31, 2000            $(4,028)    $(260,327)      $4,321        $(58,577)
                                     ---------------------------------------------------------
Issuance of restricted shares of
   common stock.....................          -             -            -
Amortization of restricted shares
   of common stock........                    -             -          215
Issuance of common stock options
   to non-employees and
   consultants...............                 -             -            -
Amortization of common stock
   options of non-employees
   and consultants...........                 -             -           41
Exercise of common stock of
   non-employees and
 consultants..                                -             -          106
Compensation related to
issuance
    of common stock..................         -             -          889
Exercise of common stock
options .                                     -             -          694

Purchase of treasury stock.........           -             -         (821)
Unrecognized pension
costs........                                 -             -         (706)           (706)
Net unrealized loss on
available-for-sale
securities.................                 (59)            -          (59)            (59)
Net lncome.................                   -        15,481       15,481          15,481
                                     -------------------------------------------------------
Balance at December 31, 2001            $(4,087)    $(244,846)     $20,161       $  14,716
                                     =======================================================

                The accompanying notes are an integral part of these consolidated financial statements.





                              QUADRAMED CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            For the Years Ended December 31,
                                                                                          -------------------------------------
                                                                                             2001          2000        1999
                                                                                          ------------  ------------ ----------
Cash Flows from Operating Activities
  Net Income (loss)                                                                      $    15,481   $  (54,836)   $(12,330)
  Adjustments to reconcile net income (loss) to net cash provided by (used
  in) operating activities:
      Depreciation and amortization                                                           13,382       13,890      13,066
      Amortization of deferred compensation                                                      256           --       1,107
      Salaries related to issuance of common stock, cancellation of restricted shares
         and forfeiture of common stock options                                                   --         (377)         --
      Write-off of long term investments                                                         689           --          --
      Write-off of acquired software                                                              --        5,600          --
      Write-off of purchased accounts receivable                                                 128          900       1,200
      Write-off of convertible promissory note                                                 3,600           --          --
      Write-off of property and equipment                                                         --        1,833          --
      Write-off of capitalized software                                                           --        1,473          --
      Write-off of in-process research and development                                            --           --       1,722
      Impairment of intangible assets                                                             --          927       10,592
      Realized gain on investments                                                              (45)          (61)         (28)
      Gain on redemption of bonds                                                           (12,907)           --           --
      Gain on the sale of division/software business, net of applicable tax                  (6,590)      (23,228)          --
      Noncash settlement of litigation                                                            --           --          346
  Changes in assets and liabilities, net of acquisitions:
      Accounts receivable and unbilled receivables, net                                        (486)       23,633      (22,794)
      Prepaid expenses and other                                                             (1,580)       16,556       (9,346)
      Accounts payable and accrued liabilities                                               (2,315)      (4,578)      (12,213)
      Net liabilities from discontinued operations                                           (4,885)        (905)       (4,742)
      Deferred revenue                                                                        7,307         5,418       (7,556)
                                                                                          ------------  ------------   ---------
         Cash provided by (used in) operating activities                                     12,035       (13,755)     (40,976)
                                                                                          ------------  ------------   ---------
Cash Flows from Investing Activities
  Cash paid for the acquisition of other companies, net of cash acquired                         --            --       (7,150)
  Proceeds from the sale of division, net of tax                                              8,655        40,408           --
  Purchased technology                                                                           --            --       (6,000)
  Maturity (purchase) of available-for-sale securities, net                                  12,190           (33)      33,343
  Additions to equipment                                                                     (2,168)       (2,879)      (6,494)
  Purchase of treasury stock                                                                   (821)           --           --
  Change in restricted cash                                                                   1,259        (6,960)      (1,000)
  Purchase of marketable investments                                                             --            --       (3,000)
  Proceeds from sale of equipment                                                                25            --           --
  Issuance of notes receivable and other                                                         --            --       (2,215)
  Capitalization of computer software development costs                                      (1,761)         (765)      (3,373)
                                                                                          ------------  ------------   ---------
         Cash provided by investing activities                                               17,379        29,771        4,111
                                                                                          ------------  ------------   ---------
Cash Flows from Financing Activities
  Payments of principal on capital lease obligations                                           (360)         (193)        (436)
  Borrowings (repayments) under notes and loans payable                                     (28,374)           (7)     (21,941)
  Issuance of common stock through Employee Stock Purchase Plan                                  --           488        1,040
  Proceeds from exercise of common stock options to purchase common stock                     1,751           441        2,924
                                                                                          ------------  ------------  ---------
         Cash (used in) provided by financing activities                                    (26,983)          729      (18,413)
                                                                                          ------------  ------------  ---------
  Net increase (decrease) in cash and cash equivalents                                        2,431        16,745      (55,278)
Cash and Cash Equivalents, beginning of period                                               27,368        10,623       65,901
                                                                                          ------------  ------------  ---------
Cash and Cash Equivalents, end of period                                                 $   29,799    $   27,368     $ 10,623
                                                                                          ============  ============  =========
                        The accompanying notes are an integral part of these
consolidated financial statements.
Supplemental Disclosure of Cash Flow Information
  Cash paid for interest                                                                 $    5,690     $   6,072     $  6,315
  Cash paid for taxes                                                                           394           418        1,659
Supplemental Disclosure of Noncash Investing and Financing Transactions
  Conversion of notes payable and accrued interest to contributed capital                $       --     $      --     $    500
  Release of restricted shares of common stock                                                   --        (1,859)          --
  Issuance of restricted shares of common stock                                               1,267          (324)        (466)
  Issuance of common stock in payment of legal expenses                                          --            80          346
  Issuance of common stock in connection with other acquisitions                                 --            --          635
  Issuance of common stock options to non-employees and consultants                              63            --           --
  Release of restricted cash into short term investments                                      2,380            --           --

                The accompanying notes are an integral part of these consolidated financial statements.



                              QUADRAMED CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

1.       QUADRAMED CORPORATION

         QuadraMed Corporation ("QuadraMed") provides information technology and consulting services designed to assist healthcare professionals deliver patient care with optimum efficiency. QuadraMed has four main product lines: Affinity(R) Healthcare Information System, Quantim(R) Health Information Management Software and Services, Complysource(R) Compliance Solutions, and Chancellor(TM) Financial Products and Services. QuadraMed was reincorporated in Delaware in 1996, having been originally incorporated in 1993 in California. Since August 31, 2000, its stock has been publicly traded under the symbol "QMDC" on the Nasdaq SmallCap Market. From October 16, 1996 to August 30, 2000, QuadraMed's stock was traded under the same symbol on the Nasdaq National Market.

2.       BASIS OF PRESENTATION

(a)      Principles of Consolidation

         These consolidated financial statements, which include the accounts of QuadraMed and all significant business divisions and subsidiaries, have been prepared in conformity with (i) generally accepted accounting principles ("GAAP") in the U.S.; and (ii) the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). All significant intercompany accounts and transactions between QuadraMed and its subsidiaries are eliminated in consolidation.

(b)      Adjustments

         These financial statements reflect all adjustments that QuadraMed believes are necessary for a fair presentation of its results of operations and financial condition. All adjustments are of a normal recurring nature.

(c)      Discontinued Operations

         Results of QuadraMed's Release Of Information ("ROI") Division and EZ-CAP software business ("EZ-CAP") are reported as discontinued operations because QuadraMed's control of these businesses was transferred in May, 2000, and August, 2001, respectively. Unless otherwise indicated, amounts in these statements exclude the effects of all discontinued operations.

(d)      Reclassification

         Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation. Specifically, prior year financial statements have been restated to be consistent with the current classification of cost of licenses, cost of services, general and administration, sales and marketing, research and development, marketable investments, and discontinued operations.

(e)      Segments

         As a result of an internal reorganization in 2000, QuadraMed receives management information regarding its operations and financial performance from four (4) business segments, consisting of the Enterprise Division, Health Information Management Software Division, Health Information Management Services Division, and Financial Services Division. Although not reported as a business segment, QuadraMed also generated approximately five percent (5%) of its revenue in 2001 from specialty product lines that have been discontinued or are not aligned with an operating division, which is referenced as Other. The segment results reflected in the consolidated financial statements have been restated to reflect the 2000 reorganization for both current and prior year data. The financial results for these operating segments for 1999 have been restated on an estimated basis to conform to the current presentation.

         The 2000 reorganization was undertaken to more closely align products targeted to shared markets, to more accurately measure financial performance by product/division, and to establish greater management accountability. To this end, QuadraMed further refined its operating segments during the first half of 2001 and again in the third quarter of 2001 to reflect the sale of the material components previously included in the Physician Services segment.

3.       SUMMARY OF CRITICAL ACCOUNTING ISSUES

         QuadraMed's critical accounting issues are as follows:

(a)      Use of Estimates in Preparation of Financial Statements

         In preparing these financial statements, QuadraMed must make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, contingent assets and liabilities, revenues and expenses. Significant estimates and assumptions have been made regarding intangibles, primarily goodwill, resulting from QuadraMed's acquisitions. QuadraMed bases its estimates, assumptions, and judgments on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. QuadraMed periodically reviews and tests its estimates, including those related to carried intangibles valuations, income taxes, product returns, bad debt, restructuring, pensions and other benefits, and contingencies and litigation. Actual results may differ from these estimates.

(b)      Revenue Recognition

         QuadraMed's revenues, excluding exceptional items, are derived from two sources: (i) licenses; and (ii) consulting services. License revenues include amounts received for licenses and software-related services, such as installation and post-installation customer support fees, third-party hardware sales, and other software-related revenue. Consulting services revenues include amounts from outsourcing, specialized staffing, and analytical services provided by QuadraMed's Health Information Management Services and Financial Services Divisions.

         QuadraMed's software products (enterprise systems and specific applications) can be licensed individually or as a suite of interrelated products. Licenses are granted for a specified term (generally ranging from one to five years, typically with fees paid monthly, quarterly or annually) or in perpetuity. Revenues from enterprise systems are recognized on the basis of percentage of completion. Revenues from term and perpetual licenses for specific applications are recognized upon shipment of the software if there is a definite agreement, collection of the resulting receivable is probable, and the fee is fixed or determinable. If there is a contractual acceptance period, revenues are recognized on the earlier of (i) acceptance; or (ii) the expiration of the acceptance period. Software-related service revenue is recognized upon completion of installation. Unbilled receivables consist of work performed or software delivered that has not been billed pursuant to the customer contract. Post-installation customer support is recognized ratably over the term of the support period. Deferred revenue is revenue received in advance from customers for future work. Costs of software products include hardware, royalties to third parties, and installation costs.

         QuadraMed applies the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products and hardware transactions where the software is not incidental.

         QuadraMed's consulting services are rendered under contracts with healthcare providers that are billed in one of three ways: (i) hourly rates;
(ii) monthly or quarterly fixed fees; or (iii) percentage of cash collections. For services billed by the hour or on a monthly or quarterly fixed fee, which are generally related to the Health Information Management Services division, revenue is recognized at the end of each month or quarter as services are provided and billed. The Financial Services Management contracts generally provide for incentive payments based on a percentage of dollars recovered for the provider. QuadraMed recognizes this additional incentive revenue either upon invoicing or upon receipt of payment from the provider. Cost of service revenues consists primarily of salaries, benefits, and allocated costs related to providing such services.

(c)      Intangibles and Goodwill

         Intangibles primarily relate to the value of the installed customer base, proven research and development, capitalized software and goodwill, which is the amount of purchase price in excess of the fair value of the tangible net assets, and other identifiable intangible assets acquired through QuadraMed's acquisitions, such as trademarks. Capitalized amounts are amortized on a straight-line basis over a period of five to ten years. Goodwill is reviewed quarterly for impairment and written down to net realizable value, if necessary, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Impairment of Long-Lived Assets. As of January 1, 2002, QuadraMed has adopted SFAS No. 142, Goodwill and Intangible Assets, which eliminates the amortization of goodwill, but requires annual impairment testing. QuadraMed is currently evaluating the effect that the implementation of the new standard will have on its financial position, results of operations, and cash flows. QuadraMed does not expect any impairment of goodwill as a result of adopting SFAS No. 142.

(d)      Capitalization and Amortization of Software Development Costs

         Software development costs are capitalized upon the establishment of technological feasibility. In accordance with SFAS No. 86, QuadraMed establishes technological feasibility upon completion of a detail program design, which substantiates that the computer software product can be produced in accordance with its design specifications. Capitalized software development costs require a continuing assessment of their recoverability. This assessment requires considerable judgment by QuadraMed with respect to various factors, including, but not limited to, anticipated future gross margins, estimated economic lives, and changes in software and hardware technology.

         Amortization is based upon the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally five years.

(e)      Income Taxes

         QuadraMed accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 provides for an asset and liability approach to accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.


4.       SUMMARY OF GENERAL ACCOUNTING PRINCIPLES

         (a)      Fair Value of Financial Assets

         QuadraMed states all financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and securities, at their fair values.

         (b)      Cash and Cash Equivalents

         QuadraMed treats all certificates of deposit and money market accounts and commercial paper with maturities of three months or less as cash equivalents.

         (c)      Investments

         QuadraMed considers its holdings of short-term and long-term securities, consisting primarily of fixed income securities, to be available-for-sale securities. The difference between cost and amortized cost (cost adjusted for amortization of premiums and accretion of discounts that are recognized as adjustments to interest income) and fair value (representing unrealized holdings gains or losses) are recorded, until realized, as a separate component of stockholders' equity. Gains and losses on the sale of debt securities are determined on a specific identification basis. Realized gains and losses are included in other income (expense) in the accompanying consolidated statement of operations.

         (d)      Property, Plant and Equipment

         Property, plant, and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives, which are generally from three to five years. Leasehold improvements are amortized over the shorter of their useful lives or term of the lease. Maintenance and repairs are expensed as incurred. QuadraMed performs reviews for the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         (e)      Net Income (Loss) Per Share

         Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income
(loss) by the sum of the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) and convertible subordinated debentures (using the as-converted method). Common equivalent shares are excluded from the diluted computation only if their effect is anti-dilutive. As QuadraMed recorded a net loss from continuing operations for each of the years ended December 31, 2001, 2000, and 1999, no common equivalent shares are included in the diluted weighted average common shares for those periods. The diluted weighted average common shares include common equivalent shares for the quarter ending December 31, 2001, as QuadraMed posted positive earnings for that quarter.

          (f)     Comprehensive Income (Loss)

         In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income, which was adopted by QuadraMed in the first quarter of 1998. SFAS No. 130 requires companies to report a new, additional measure of income on the income statement or to create a new financial statement that has the new measure of income on it.

         The components of comprehensive income (loss) for the twelve-month periods ended December 31, 2001, 2000, and 1999, are as follows (in thousands):

                                                                               Twelve Months Ended
                                                                                  December 31,

                                                                     ----------------------------------------
                                                                         2001         2000         1999
                                                                     ----------------------------------------
Net income (loss)                                                     $ 15,481     $(54,836)    $(12,330)
Unrealized loss on available for sale securities                           (59)      (3,741)        (130)
Unrecognized pension costs                                                (706)           -            -
                                                                     ----------------------------------------
Other comprehensive income (loss) before income taxes                   14,716      (58,577)     (12,460)
                                                                     ----------------------------------------
Income tax expense related to items of
  other comprehensive income (loss)                                          -            -            -
                                                                     ----------------------------------------

Other comprehensive income (loss), net of income taxes                $ 14,716     $(58,577)    $ 12,460)
                                                                     ========================================


5.       STOCK REPURCHASE PROGRAM


         In June 2001, QuadraMed's board of directors approved a stock repurchase program. Under the program, QuadraMed was authorized to repurchase up to 6,000,000 shares of its common stock. QuadraMed intends to buy back its common stock at times when its market value presents opportunities to do so. The repurchase program is intended as a means to partially mitigate the dilutive impact of stock options and to provide an alternative investment for QuadraMed's cash. The extent to which QuadraMed repurchases shares and the timing of such purchases will depend upon market conditions and other corporate considerations. As of December 31, 2001, 200,000 shares of QuadraMed common stock had been repurchased under the program. The shares were repurchased at an average price of $4.05 and a total purchase price, including acquisition costs, of $820,703, and were recorded as treasury stock.


6.       DISCONTINUED OPERATIONS

         On August 16, 2001, QuadraMed and its wholly-owned subsidiary, QuadraMed Operating Corporation, entered into an asset purchase agreement for the sale of certain assets and related products used to conduct the EZ-CAP managed care software business to OAO Transition, LLC, a Delaware limited liability company ("OAO Transition"), and OAO Technology Solutions, Inc., a Delaware corporation (individually and collectively "OAO"). The asset purchase transaction closed on August 31, 2001, for an aggregate purchase price of approximately $9.0 million, and the opportunity for QuadraMed to receive up to $5.0 million in additional payments based on EZ-CAP's revenue growth and customer retention as part of OAO over the 18 months following closing. Pursuant to the purchase method of accounting, the purchase price was allocated to the net assets acquired, including developed technology, intangible assets, and liabilities assumed, based on their fair value. QuadraMed received net proceeds from the sale of $8.6 million, and recorded a gain after applicable taxes of $6.9 million. Income associated with the EZ-CAP discontinued operations for the twelve-month periods ending December 31, 2001, 2000 and 1999, was $1.6 million, $4.3 million, and $7.0 million, respectively.

         On March 31, 2001, QuadraMed sold its discontinued Electronic Remittance Advice product line. QuadraMed recorded proceeds from the sale of $24,000, and a loss after applicable taxes of $327,000. There was no material income associated with the results of discontinued operations for this line during any of the twelve-month periods ending December 31, 2001, 2000, and 1999.

         Pursuant to an Asset Contribution Agreement, dated May 3, 2000, QuadraMed transferred and assigned the assets and liabilities of ROI Division to a newly created, wholly-owned subsidiary, ChartOne, Inc. ("ChartOne"). Pursuant to the terms of a Securities Purchase Agreement dated May 5, 2000, on June 7, 2000, ChartOne sold 2.52 million shares of its Series A Preferred Stock, representing a 43% equity interest, to Warburg, Pincus Equity Partners, L.P., and certain of its affiliates, and Prudential Securities Group, Inc. (together "the Warburg Group") for $25.2 million in cash. On October 19, 2000, QuadraMed sold its remaining 57% interest in ChartOne, represented by 2.13 million shares of series B Preferred Stock, 1.2 million shares of Series C Preferred Stock and 1 share of Common Stock, to the Warburg Group for $26.6 million in cash, pursuant to a Securities Purchase Agreement dated September 28, 2000. QuadraMed recorded a gain of $23.3 million (net of income tax expense of $1.0 million) for the year ended December 31, 2000, from these two transactions.

         In March of 1999, QuadraMed acquired The Compucare Company ("Compucare") and assumed the net liabilities of discontinued operations from Compucare's previous sale of two wholly-owned subsidiaries, Antrim Corporation and Health Systems Integration, Inc. ("HSII").

         Condensed and summarized balance sheet data for the discontinued operations of EZ-CAP, ROI, and the two Compucare subsidiaries, Antrim and HSII, is as follows (in thousands):

                                                          For the Years Ended December 31,
                                                ------------------------------------------------------
                                                      2001              2000              1999
                                                ------------------------------------------------------
 Assets:
    Current assets
      Other current assets                       $       -         $     311         $     311
                                                ------------------------------------------------------
           Total current assets                                                 311               311

 Property and equipment, net                             -               273               532
 Other and intangible assets, net                        -             1,617             1,786
                                                ------------------------------------------------------
           Total assets                                  -        $    2,201        $    2,629
                                                ======================================================

 Liabilities:
    Current liabilities                                  -             5,416             5,748
    Non-current liabilities                              -                 -             1,000
                                                ------------------------------------------------------
           Total liabilities                             -             5,416             6,748
                                                ------------------------------------------------------
 Net liabilities of discontinued operations      $       -        $    3,215        $    4,119
                                                ======================================================


         During 2001, QuadraMed's liability from discontinued operations decreased from $3.2 million to zero at December 31, 2001. This liability was extinguished as follows: $1.7 million through settlement of underlying lease and legal obligations; ($0.6) million through the consummation of the sale of both the ERA and EZ Cap product lines; $1.0 million in write downs of underlying assets and liabilities; and the reclassification of $1.1 million to QuadraMed's reserve for doubtful accounts assumed through its previous acquisitions.

         Results of QuadraMed's ROI and EZ-CAP software business have been included in discontinued operations for all periods, as required by Accounting Practice Board-30. For the years ended December 31, 2001, 2000 and 1999, results from discontinued operations, net of income taxes, were $8.2 million, $29.0 million, and $12.1 million, respectively, as set forth below (in thousands):

                                                            Year Ended December 31,

                                                 ------------------------------------------
                                                    2001            2000            1999
                                                 ------------    ------------   -----------
Revenues                                         $  6,353         $  32,670     $   64,124
Costs and expenses                                  4,784            26,656         50,928
                                                 ------------    ------------   -----------
Gain from discontinued
     operations before income taxes                 1,569             6,014         13,196
Provision for income taxes                              -              (240)        (1,062)
Gain on sale of division (net of tax)               6,591            23,228              -
                                                 ------------    ------------   -----------
Income from discontinued operations              $  8,160         $  29,002     $   12,134
                                                 ============    ============   ===========

         Discontinued operations have been segregated in the Consolidated Statements of Cash Flows and, therefore, noncash items of income and expense from discontinued operations are included in the change in net liabilities of discontinued operations.


7.       INTANGIBLES

         No impairment charges related to intangibles were incurred during the year ending December 31, 2001. During 2000, QuadraMed recorded a $0.9 million charge for the write-down of certain intangible assets determined to be impaired in accordance with SFAS No. 121. In addition, QuadraMed reclassified $3.6 million of intangible assets relating to Med Data Systems, Inc. ("Med Data") to capitalized software, and $0.7 million of acquisition costs from long-term assets to intangibles. During 1999, QuadraMed recorded a $10.6 million charge for the write-down of certain intangible assets primarily related to the acquisitions of Healthcare Recovery, Inc, in 1997, Healthcare Cash Management Seminars, Inc., American Medical Network, Inc., Velox, and American Hospital Directory, Inc. in 1998. In accordance with SFAS No. 121, projected cash flows from these product lines were not sufficient to cover future amortization of the intangible assets and the assets were therefore written down.

         Amortization of intangibles was $5.6 million, $5.8 million, and $6.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. These amortization amounts represent only goodwill in each respective year.

         As discussed in Note 28, for 2002, QuadraMed is adopting recently issued SFAS No. 141, Business Combinations and SFAS No. 142.

8.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31, 2001, 2000, and 1999 is summarized as follows (in thousands):

                                                                       Years Ended December 31,
                                                            -----------------------------------------------
                                                                 2001            2000           1999
                                                            -----------------------------------------------
Computer equipment                                             $ 10,988       $ 10,340       $ 19,318
Office equipment and other                                        6,375          6,135          6,035
Purchased software                                                9,198          8,159          7,689
Leasehold improvements                                            2,389          2,198          2,022
                                                            -----------------------------------------------
          Total cost                                           $ 28,950      $  26,832       $ 35,064
Less: Accumulated depreciation and amortization                 (22,093)       (18,531)       (23,757)
                                                            -----------------------------------------------
          Net book value                                       $  6,857      $   8,301       $ 11,307
                                                            ===============================================

         Depreciation expense was $3.6 million, $4.1 million, and $4.2 million for the years ended 2001, 2000, and 1999, respectively.

9.       COMPUTER SOFTWARE

         (a)      Software Development Costs

         For the years ended December 31, 2001, 2000 and 1999, QuadraMed capitalized software development costs of $1.8 million, $0.8 million, and $3.4 million, respectively.

         There was no write-down of capitalized software assets for the year ended December 31, 2001. During 2000, QuadraMed recorded a $1.5 million charge to write-down certain capitalized software assets related to the acquisition of Integrated Medical Networks, Inc. ("IMN"). In addition, in connection with its acquisition of Med Data, QuadraMed reclassified $3.6 million of intangible assets to capitalized software.

         Amortization of capitalized software development costs was $2.8 million, $2.1 million, and $0.7 million for the years ended December 31, 2001, 2000, and 1999, respectively.

         Operating costs for research activities prior to the establishment of technological feasibility and for product upgrades to improve product performance or to respond to updated regulations and business requirements are charged to expense as incurred. Such expenditures, excluding capitalization and amortization of development costs, amounted to $14.8 million, $20.6 million, and $27.1 million in 2001, 2000, and 1999, respectively.

         (b)      Acquired Software

         Amortization of acquired software was $0.9 million, $1.2 million, and $1.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

         In May 2000, as part of the ROI sale, QuadraMed disposed of $6.0 million of acquired software. QuadraMed purchased this software in March 1999 to license the source code of a chart tracking software product. The amount was recorded in the balance sheet as acquired software on the date of acquisition.

         (c)      In-Process Research and Development

         No in-process research and development ("IPR&D") charges were incurred during the years ended December 31, 2001 and 2000. During the year ended December 31, 1999, charges of $1.7 million were allocated for in-process research and development costs in conjunction with the purchase of Med Data.

         IPR&D expense in the 1999 consolidated statement of operations represents the value assigned to research and development projects in a purchase business combination. These projects were commenced but not completed at the date of acquisition, for which technological feasibility had not been established and which had no alternative future use in research and development activities or otherwise. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as interpreted by FASB Interpretation No. 4, Application of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, amounts assigned to in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the purchase business combination.

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

10.      NON-RECURRING CHARGES

         During the year ended December 31, 2001, QuadraMed recorded no non-recurring charges.

         Non-recurring charges totaled $41.0 million in 2000, primarily associated with the following categories:

(a)      Restructure costs -- $11.3 million

         QuadraMed's restructuring costs included: $2.5 million in severance for terminated employees; $5.4 million associated with officers' separation agreements; $2.9 million to downsize and close excess facilities, and $0.5 million in other restructuring expenses. At December 31, 2000, the remaining liability for restructuring costs totaled $3.2 million and was included in "accrued liabilities." At December 31, 2001, the remaining liability was $1.4 million.

(b)      Asset valuations & write-downs -- $25.4 million

         QuadraMed recorded charges of a $10.6 million for write-down of assets associated with transactions with Health+Cast LLP ("Health+Cast"), $6.2 million in charges associated with the sunsetting of the EnOvation product acquired from IMN, and $5.5 million in receivable and other asset write-downs. In addition, there was a $3.1 million charge, primarily from the elimination of $2.9 million in unbilled revenue from the managed care payment review and capitated payment review businesses.

(c)      Non-case specific litigation costs -- $4.3 million

         An accrual of $4.3 million for non-case specific litigation fees, costs, and expenses was set up during 2000. As of December 31, 2000, the balance in this reserve was $1.6 million and is included in "accrued liabilities." As of December 31, 2001, the balance was zero.

         Non-recurring charges totaled $29.4 million in 1999, primarily associated with severance payments and future rent and lease obligations associated with the closing of several duplicative operating facilities and certain integration costs related to prior acquisitions.

         The following table sets forth QuadraMed's restructuring and non-case specific litigation reserves and the activity against these reserves during 2001 and 2000 (in thousands):


                              Balance at                              Balance at                             Balance at
                             December 31,     Reserve    Payments    December 31,    Reserve    Payments    December 31,
Description                      1999          Change       (1)          2000         Change       (1)          2001
---------------------------------------------------------------------------------------------------------------------------
Restructure/Other......        $  1,467      $ 3,857    $ (2,118)      $   3,206     $  (436)   $ (1,333)      $  1,437
Non-Case Specific legal...            -        4,331      (2,715)          1,616       1,204      (2,820)             -
---------------------------------------------------------------------------------------------------------------------------
Total reserves...........      $  1,467      $ 8,188    $ (4,833)      $   4,822     $   768    $ (4,153)      $  1,437
===========================================================================================================================

(1)      Termination benefits included in restructure/other payments during 2001 and 2000 were $1,333 and  $677, respectively.

11.      CASH AND INVESTMENTS

         (a)      Cash

         QuadraMed maintains cash balances in accounts at several banks and one brokerage firm. QuadraMed is insured by the Federal Deposit Insurance Corporation for up to $100,000 at each bank. Balances maintained at the brokerage firm are not insured. Cash and cash equivalents in excess of insured limits were approximately $34.8 million at December 31, 2001.

         During the year ending December 31, 2001, $12.2 million in short-term investments matured and are reflected as cash and cash equivalents on the current balance sheet.

         (b)      Restricted Cash

         Restricted cash is included in non-current assets and consists primarily of funds deposited in connection with lease agreements, insurance escrow deposits, and amounts for a surety bond for the State of New Jersey in connection with the State Data Collection product line. This restricted cash balance is in the form of stand-by letters of credit.

         As collateral for stand-by letters of credit, QuadraMed had restricted cash balances of $4.4 million and $8.0 million, at December 31, 2001 and 2000, respectively.

         During 2001, $2.4 million of restricted cash was released and then invested in short-term investments.

         As of December 31, 2000, the amount in escrow relating to the amended guarantee discussed in Note 13 was $1.6 million, and is reflected on the balance sheet as restricted cash. In April of 2001, QuadraMed and Health+Cast settled their legal dispute and Health+Cast paid QuadraMed certain sums and cancelled QuadraMed's warrants. In October of 2001, the line of credit was satisfied, the escrow account reduced to a zero balance, and QuadraMed's obligation under the guarantee terminated. As of December 31, 2001, the related restricted cash balance related to this transaction was zero.

          (c)     Marketable Investments in Other Companies

         In 1997, QuadraMed made an investment in VantageMed Corporation ("VantageMed"), a company that develops and sells software to physician groups. In February 2000, VantageMed began to trade its shares publicly and QuadraMed began accounting for the investment as a marketable equity security. As of December 31, 2001, the fair value of the VantageMed investment was $575,448 and QuadraMed owned 6.9% of VantageMed's outstanding common stock. Prior to February 2000, the VantageMed investment had been recorded as a non-marketable investment. As of December 31, 1999, the fair value of the investment was $4.7 million and QuadraMed owned 12.1% of VantageMed's outstanding stock as a consequence of its original equity investment, an additional $3 million equity contribution in 1999, and the conversion to equity in 1999 of a fully advanced $500,000 revolving line of credit loan.

(d)      Non-Marketable Investments in Other Companies

         In January 1999, QuadraMed loaned $3.6 million to Purkinje, Inc. ("Purkinje"), a company that develops and sells software to physician groups, pursuant to terms and conditions of a convertible secured promissory note ("Purkinje Note"), which was amended on June 7, 2001. In the third quarter of 2001, Purkinje was unable to meet its obligations under the Purkinje Note and suspended interest payments. At that time and at Purkinje's request as full and final payment of all principal, interest, and related sums payable under the Purkinje Note, QuadraMed converted the amounts evidenced by the Purkinje Note to 5,677,560 shares of Purkinje Class A preferred shares. In the third quarter of 2001, QuadraMed believed that the value of the Purkinje Note and the Purkinje Class A preferred stock was zero and, therefore, recorded a $3.6 million charge to write down the entire investment. There have been no material changes that have altered QuadraMed's opinion as to the valuation of Purkinje Class A preferred stock.

         At December 31, 2001 and 2000, unrealized holding losses were $4.1 million and $4.0 million, respectively. The cost or amortized cost, aggregate fair value, and gross unrealized holding gains and losses by major security type were as follows:


  As of December 31, 2001:
  (in thousands)
                                                                                                      Unrealized
                                                                          Cost or                   Gain (Loss) on
                                                                         Amortized     Aggregate    Available-for-Sale
                                                                            Cost       Fair Value     Securities
  Short-term:                                                               ----       ----------     ----------
  Debt securities issued by The United States Government.............     $   34         $   34        $     -
  Other short-term investments.......................................      2,380          2,380              -
                                                                         --------       --------      ---------
                                                                          $2,414         $2,414        $     -
                                                                         ========       ========      =========
  Long-term:
  Debt securities issued by The United States Government............      $  531         $  562        $    31
  Corporate debt securities.........................................         569            576              7
                                                                         --------       --------      ---------
                                                                          $1,100         $1,138        $    38
                                                                         ========       ========      =========
  Marketable Equity Investment:
  VantageMed Corporation.............................................     $4,700         $  575        $(4,125)
                                                                         ========       ========      ---------
                 Total Unrealized Loss...............................                                  $(4,087)
                                                                                                      =========





  As of December 31, 2000:
  (in thousands)
                                                                                                      Unrealized
                                                                         Cost or                    Gain (Loss) on
                                                                        Amortized      Aggregate    Available-for-Sale
                                                                           Cost        Fair Value     Securities
  Short-term:                                                              ----        ----------     ----------
  Debt securities issued by The United States Government.............    $ 4,997        $ 4,994       $     (3)
  Corporate debt securities..........................................      7,343          7,302            (41)
                                                                         --------       --------      ---------
                                                                         $12,340        $12,296       $    (44)
                                                                         ========       ========      =========
  Long-term:
  Debt securities issued by The United States Government............     $   463        $   519       $     56
  Corporate debt securities.........................................         478            500             22
                                                                         --------       --------      ---------
                                                                         $   941        $ 1,019       $     78
                                                                         ========       ========      =========
  Marketable Equity Investment:
  VantageMed Corporation............................................     $ 4,700        $   638       $  (4,062)
                                                                         ========       ========      =========

                 Total Unrealized Loss..............................                                  $  (4,028)
                                                                                                      ==========

         Proceeds from the sale of available-for-sale securities were $12.8 million, $10.2 million, and $21.1 million during 2001, 2000, and 1999, respectively. Gross realized gains were $45.2 thousand, $61.0 thousand, and $28.4 thousand during 2001, 2000, and 1999, respectively.

12.      PURCHASED ACCOUNTS RECEIVABLES

         QuadraMed purchased certain accounts receivables in 1997 from Chama, Inc. ("Chama"), a hospital holding company then managed by Arcadian Management Services, Inc. ("Arcadian"), a hospital management company for which QuadraMed had agreed to develop a centralized outsourced business office and of which John Austin, then a QuadraMed director, was CEO. At the time of purchase, QuadraMed filed a security interest in the receivables. In October of 1998, Chama, together with several other hospitals, filed for reorganization under Chapter 11 in the U.S. Bankruptcy Court for the District of Delaware. Pursuant to an order of the Bankruptcy Court in February 1999, Chama was ordered to deposit all proceeds of the QuadraMed receivables in a segregated, interest-bearing account pending further court order. Subsequently, Chama filed an action challenging QuadraMed's claim to the segregated account. In October 2001, QuadraMed and Chama reached a settlement approved by the Bankruptcy Court, whereby QuadraMed received approximately $102,000 from the segregated account in full satisfaction for all outstanding claims. Consequently, QuadraMed wrote off the remaining receivable balance of $128,000 in the fiscal year ending December 31, 2001. In the fiscal years ending December 31, 2000 and 1999, QuadraMed wrote off $0.9 million and $1.2 million, respectively, in connection with these accounts receivable.

13.      CONTINGENT LIABILITIES

         In 1998, QuadraMed entered into several agreements with Health+Cast, a healthcare software company, for the purpose of integrating Health+Cast's products into software of QuadraMed's now divested ROI Division. Contemporaneously, QuadraMed guaranteed Health+Cast's bank line of credit up to $12.5 million, which bore interest at a rate of 8.5% and matured in October 2001, and was required to maintain a minimum cash balance of $50 million in an account with the lender. As consideration for the guarantee, Health+Cast granted QuadraMed 2.5 million optional warrants and approximately 1.11 million mandatory warrants at different prices. By October of 1999, the planned product integration was not successful and QuadraMed initiated legal action against Health+Cast, which made a cross-claim against QuadraMed. The line of credit, however, remained current. As part of the ROI Division divestiture in June of 2000 and pursuant to that certain Asset Contribution Agreement dated as of May 3, 2000 between QuadraMed and ChartOne, ChartOne, assumed most of the assets and liabilities of the ROI Division. With regard to the guarantee of Health+Cast's line of credit guarantee and with the lender's consent pursuant to that certain Asset Contribution Agreement dated May 3, 2000, ChartOne assumed guarantee liability for the principal and QuadraMed assumed liability for the interest under the line of credit. Simultaneously, QuadraMed, ChartOne, and Health+Cast entered into a reimbursement agreement under which QuadraMed assumed all rights, including subrogation rights, against Health+Cast for any amounts that ChartOne should ever pay to the lender under ChartOne's guarantee. As a condition for the exchange of guarantors, the lender required QuadraMed to secure the interest payment guarantee with a $2 million escrow deposit account, which was to be reduced with each interest payment. As of December 31, 2000, the amount in escrow was $1.6 million and was reflected on the balance sheet as restricted cash. In April of 2001, QuadraMed and Health+Cast settled their legal dispute and Health+Cast paid QuadraMed certain sums and cancelled QuadraMed's warrants. In October of 2001, the line of credit was satisfied, the escrow account reduced to a zero balance, and QuadraMed's obligation under the guarantee terminated. As of December 31, 2001, zero was reflected on the balance sheet as restricted cash for this obligation.

14.      CONVERTIBLE SUBORDINATED DEBENTURES

         QuadraMed, through a public offering, issued convertible subordinated debentures in the principal amount of $115 million, including the underwriters' over-allotment option, on May 1, 1998 ("Debentures"). QuadraMed's net proceeds from the offering were $110.8 million. The Debentures mature on May 1, 2005 and bear interest at 5.25% per annum. The Debentures are convertible into common stock at any time prior to the redemption or final maturity, initially at the conversion price of $33.25 per share (resulting in an initial conversion ratio of 30.075 shares per $1,000 principal amount).


         Under the terms of the indenture and related documents, QuadraMed is obligated to redeem the Debentures earlier than their May 1, 2005 maturity upon defined Events of Default, including failure to timely repay principal or interest under the Debentures, default under any other borrowing, and bankruptcy. Further, QuadraMed is obligated to provide holders of the Debentures with notice and the holders have the individual option to redeem the Debentures should QuadraMed (i) cease to be traded on a U.S. national securities exchange or cease to be approved for trading on a U.S. automated over-the-counter securities market or (ii) experience defined Changes of Control, including a merger in which QuadraMed is not the surviving entity or its shareholders do not control at least 50% of the new entity, the sale of substantially all of QuadraMed's assets, a liquidation, or there is a substantial change in the board of directors over a two-year period.


         In the fiscal year ending December 31, 2001, QuadraMed redeemed and cancelled $41.3 million in principal amount of the Debentures at prices ranging between $530.00 and $697.50 per $1,000 of principal amount. As a result of the cancellation of indebtedness, QuadraMed recognized an extraordinary gain of $12.9 million after applicable taxes. As of December 31, 2001, the outstanding principal amount of the Debentures was $73.7 million. The fair values of the Debentures at December 31, 2001 and 2000 were $59.2 million and $41.1 million, respectively.

15.      STAND-BY LETTERS OF CREDIT

         During the years ended December 31, 2001, 2000, and 1999, QuadraMed opened $0.5 million, $6.0 million, and $1.0 million, respectively, of stand-by letters of credit under bank financing agreements. QuadraMed paid a 1% annual fee to renew the stand-by letters of credit and secured all of the stand-by letters of credit with $0.5 million, $5.0 million, and $1.0 million certificates of deposits recorded in the balance sheet at December 31, 2001, 2000, and 1999, as restricted cash. In 2001, the $5.0 million letter-of-credit was reduced to $2.6 million, of which, $2.4 million was released from restricted cash and invested in short-term investments.

16.      CAPITAL AND OPERATING LEASE OBLIGATIONS

         QuadraMed leases its headquarters and all other facilities under operating leases and a nominal portion of its equipment under capital lease arrangements. The minimum future lease payments required under QuadraMed's capital and operating leases at December 31, 2001 are as follows (in thousands):

                                                   Capital          Operating
                                                   Leases            Leases
                                                   -------          ---------
2002..........................................       $ 78           $  4,792
2003..........................................         19              4,450
2004..........................................         --              3,616
2005..........................................         --              3,055
2006..........................................         --              2,806
Thereafter....................................         --             11,391
                 Total minimum payments.......         97           $ 30,110
                                                                    =========
Interest on capital lease obligations at
a rate of 8.5%................................         (6)
                                                   -------
Net minimum principal payments................         91
Current maturities............................        (72)
                                                   -------
Long term lease liability                            $ 19
                                                   =======

         Rental expense was $5.2 million, $6.3 million, and $7.3 million for the years ended December 31, 2001, 2000, and 1999, respectively.

         At December 31, 2001 and 2000, the gross book value of equipment leased under non-cancelable capital leases totaled $0.9 million. As of December 31, 2001, and 2000, related accumulated depreciation totaled $0.8 million.

17       WARRANTS

         In connection with the acquisition of Linksoft Technologies, Inc. ("Linksoft") in June 1999, QuadraMed assumed warrants to purchase 6,424 shares of common stock at an exercise price of $0.03 per share. In 1999, the warrants were partially exercised and 5,396 shares of common stock were issued. Warrants that expire in March of 2008 remain outstanding for 1,028 shares of common stock.

         In connection with the acquisition of Compucare in March 1999, QuadraMed assumed warrants to purchase 24,563 shares of common stock. Warrants for 3,941 shares at an exercise price of $61.73 expired in December of 2000. Warrants for a total of 20,622 shares of common stock remain outstanding, with 2,690 at an exercise price of $111.54 and a January of 2003 expiration; 11,208 at an exercise price of $223.09 and an October of 2005 expiration; and 6,724 at an exercise price of $0.15 and a February of 2006 expiration.

         In connection with a 1996 bridge loan agreement, QuadraMed issued warrants to purchase an aggregate of 957,376 shares of common stock at a purchase price of $3.75 per share. As the value of the warrants at the date of issuance was nominal, no value had been assigned to the warrants for accounting purposes. The warrants were partially exercised and 240,960 shares of common stock were issued in 1997 and 430,705 shares of common stock were issued in 1998. The warrants for the remaining 285,711 shares expired on January 31, 2001.

         In December 1995, QuadraMed issued a warrant expiring in December of 2005 to Trigon Resources Corporation ("Trigon") to purchase up to 355,600 shares of common stock at $3.75 per share. The warrant was issued to Trigon, a Nevada corporation controlled by James D. Durham, then QuadraMed's Chairman and Chief Executive Officer, pursuant to that certain Employment Agreement dated March 1, 1994 with Mr. Durham. In October of 2001, QuadraMed and Mr. Durham agreed to assign the warrant to QuadraMed for $192,710, which is the sum of the difference between $3.75 and the five day trading average closing price for QuadraMed's stock for the week beginning October 29, 2001 for all the underlying shares. Following the transaction, QuadraMed cancelled the warrant.

         QuadraMed issued warrants in 1995 and 1996 to James D. Durham, then QuadraMed's Chairman and Chief Executive Officer, to purchase up to 355,600 shares of common stock at $3.75 per share. In connection with the 1996 warrant, QuadraMed recorded deferred compensation for $381,000, representing the intrinsic value of the warrant at the date of issuance, which would be amortized over the vesting period. QuadraMed recorded compensation expense of $336,000 for the year ended December 31, 1997 as a result of the vesting of the warrants. The warrants were exercised in full during 1999.

         In October of 1995, QuadraMed entered into a joint development arrangement with another software company pursuant to which QuadraMed issued a warrant to purchase 28,560 shares of common stock at a purchase price of $5.25 per share. The warrant was partially exercised for 18,984 shares of common stock during 1997. The warrants for the remaining 9,576 shares of common stock expired on June 25, 2001.

18.      STOCK INCENTIVE AND PURCHASE PLANS

         Stock Incentive Plans

         QuadraMed has two main stock option plans: the 1996 Stock Incentive Plan and the 1999 Supplemental Stock Option Plan. In addition, QuadraMed amended and restated the Compucare 1997 Stock Compensation Plan (the "Compucare Plan") and the Pyramid Heath Group, Inc. 1997 Employee and Consultant Stock Option Plan (the "Pyramid Plan") and has made limited grants under these plans. The terms and conditions of the options granted under the amended and restated Compucare and Pyramid Plans are substantially similar to the terms and conditions of options granted under the 1996 Stock Incentive Plan.

         1996 Stock Incentive Plan

         Under QuadraMed's 1996 Stock Option Plan, which is the successor plan to the 1994 Stock Incentive Plan, (collectively, the "Incentive Plan"), the board of directors may grant incentive and nonqualified stock options to employees, directors, and consultants. The Incentive Plan is divided into the following five separate equity programs: (i) the discretionary option grant program under which eligible persons may, at the discretion of the board, be granted options; (ii) the salary investment option grant program under which eligible employees may elect to have a portion of their base salary invested each year in special option grants; (iii) the stock issuance program under which eligible persons may be issued shares of common stock either through the immediate purchase of such shares or as a bonus for services rendered QuadraMed;
(iv) the automatic option grant program under which eligible non-employee board members automatically receive option grants at periodic intervals to purchase shares of common stock; and (v) the director fee option program under which non-employee board members may elect to have all or any portion of their annual retainer fee otherwise payable in cash applied to a special option grant.

         The exercise price per share for an incentive stock option cannot be less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value on the date of grant. Option grants under the Incentive Plan generally expire ten years from the date of grant and generally vest over a four-year period. Options granted under the Incentive Plan are exercisable subject to the vesting schedule. As of December 31, 2001, a total of 6,452,714 shares of common stock have been authorized by QuadraMed's stockholders for grant under the Incentive Plan. As of December 31, 2000 and 1999, a total of 3,567,661 and 3,067,661 shares of common stock were authorized, respectively, by QuadraMed's stockholders for grant under the Incentive Plan. The Incentive Plan provides that the share reserve automatically increases each year by an amount equal to 1.5% of the outstanding shares on the last trading day of the immediately preceding calendar year.

         1999 Supplemental Stock Option Plan

         In 1999, QuadraMed's board of directors approved QuadraMed's 1999 Supplemental Stock Option Plan (the "1999 Supplemental Plan"). The 1999 Supplemental Plan permits non-statutory option grants to be made to employees, independent consultants, and advisors who are not QuadraMed officers, directors, or Section 16 insiders. The 1999 Supplemental Plan is administered by the board of directors or its Compensation Committee and terminates in March 2009. The exercise price of all options granted under the 1999 Supplemental Plan may not be less than 100% of fair market value on the date of the grant. Options vest on a schedule determined by the board of directors or the Compensation Committee with a maximum option term of ten years. As of December 31, 2001, 2,314,732 shares were available for grant. As of December 31, 2000, 2,420,946 shares were available for grant. As of December 31, 1999, 149,200 shares were available for grant under the 1999 Supplemental Plan.

         QuadraMed accounts for its employee stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Under this principle, compensation expense of $215,000, $0, and $268,000 was recognized during 2001, 2000, and 1999, respectively. Employee compensation expense recognized in 2001 was related to the issuance of 475,000 restricted shares issued during the year. Compensation expense of $268,000 was recognized during the year ended December 31, 1999, primarily related to the acceleration of vesting terms for certain outstanding stock options. For non-employee stock based awards, QuadraMed uses SFAS No. 123, Accounting for Stock-Based Compensation, and recognized compensation expense of $40,000 for 2001 and zero for 2000 and 1999, respectively.

         In accordance with SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise. QuadraMed's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

         Had compensation cost for QuadraMed's option plans been determined based on the fair value at the grant dates for the awards calculated in accordance with the method prescribed by SFAS No. 123, QuadraMed's net income
(loss) and net income (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                                  Year Ended December 31,
                                                                        --------------------------------------------
                                                                           2001            2000 (1)          1999
                                                                           ----            --------          ----
Net income/(loss) available to common stockholders  As reported            $ 15,481       $ (54,836)      $ (12,330)
                                                    Pro forma              $ 12,961       $ (54,836)      $ (18,652)
Basic and diluted net income/(loss) per share       As reported             $  0.60        $  (2.14)       $  (0.49)
                                                    Pro forma               $  0.50        $  (2.14)       $  (0.75)

(1) Since option exercise prices were in excess of fair market value at December 31, 2000, no additional compensation cost would have resulted using the method prescribed by SFAS No. 123. Pro forma net loss available to common stockholders is therefore, equal to net loss reported in the Consolidated Statement of Operations.

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions for the years ended December 31:

                                                              Year Ended December 31,
                                                    ---------------------------------------------
                                                        2001            2000           1999
                                                        ----            ----           ----
Expected dividend yield..........................      0.0%             0.0%           0.0%
Expected stock price volatility..................    109.6%           107.1%          91.7%
Risk-free interest rate..........................     4.12%            6.51%          6.49%
Expected life of options.........................      5.0 years        5.0 years      5.0 years


         The weighted average fair value of options granted during 2001, 2000, and 1999 was $3.50, $2.11 and $8.12 per share, respectively. Option activity under the option plans is as follows, (in thousands, except per share amounts):


                                                                           Options Outstanding
                                                                           -------------------
                                                                                       Weighted
                                                                                       Average
                                                                         Number of     Exercise
                                                                           Shares        Price
                                                                        -------------  -----------
Balance, December 31, 1998.............................................      3,595     $   14.75
Granted................................................................      2,559          8.12
Exercised..............................................................       (261)         6.27
Canceled...............................................................       (504)        13.70
                                                                        -------------  -----------
Balance, December 31, 1999.............................................      5,389     $   12.23
                                                                        -------------  -----------
Granted................................................................      3,447          2.11
Exercised..............................................................       (299)        12.65
Canceled...............................................................     (2,823)        13.11
                                                                        -------------  -----------
Balance, December 31, 2000.............................................      5,714     $    5.62
                                                                        -------------  -----------
Granted................................................................        986          3.50
Exercised..............................................................       (276)         3.56
Canceled...............................................................       (677)         8.69
                                                                        -------------  -----------
Balance, December 31, 2001.............................................      5,747          5.10
                                                                        =============  ===========

         The following table summarizes information about stock options outstanding at December 31, 2001:

                                           Options Outstanding                  Options Exercisable
                             ------------------------------------------------ ------------------------
                                Number         Weighted         Weighted                      Weighted
                             Outstanding        Average          Average        Number         Average
         Range of              as of           Remaining        Exercise    Exercisable as    Exercise
         Exercise Prices      12/31/01     Contractual Life      Price       of 12/31/01       Price
         ---------------     -----------   ----------------     --------    --------------    --------
           $ 0.69 - $ 6.99       3,697,567        7.95           $  2.38        1,483,122      $ 2.47
           $ 7.00 - $ 9.13       1,392,259        7.42              8.21          995,808        8.44
           $ 9.63 - $11.50         315,275        4.89             11.41          315,275       11.41
           $12.00 - $16.63         187,611        6.53             15.89          182,807       15.88
           $17.97 - $21.04          27,228        4.06             19.51           27,099       19.51
           $22.38 - $24.38         106,860        6.16             22.81          104,091       22.80
           $27.00 - $30.13          20,000        6.56             28.56           16,875       28.58
                             -------------        ----           -------        ---------       -----
          $  0.69 - $30.13       5,746,800        7.55           $  5.28        3,125,077       $7.03
                             =============        ====           =======        =========       =====

         Employee Stock Purchase Plan


         QuadraMed's 1996 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the board of directors in June 1996 and terminated in January 2000. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan, pursuant to which eligible employees were able to contribute up to 10% of their compensation for the purchase of QuadraMed common stock at a purchase price of 85% of the lower of the fair market value of the shares on the first or last day of six-month purchase periods. In fiscal years ended December 31, 1999 and 1998, QuadraMed issued 90,927 and 37,310 shares of common stock, for an aggregate purchase price of $1.0 million and $0.5 million, respectively. No compensation expense was recorded in connection with the Purchase Plan.

19.      RELATED PARTY TRANSACTIONS

         Lawrence P. English, QuadraMed's Chairman and Chief Executive Officer, is a director of Curative Health Services, Inc., and serves as Chairman of its Compensation Committee. Joseph L. Feshbach, a QuadraMed director, is the Chairman of the Board of Curative Health Services, Inc.

         Joseph L. Feshbach, elected to QuadraMed's Board in August of 2001, provided consulting and advisory services to QuadraMed related to the development of financial and merger and acquisition strategies from April to August of 2001. For these services, Mr. Feshbach was paid $25,000 and he received an option to purchase 20,000 shares of QuadraMed stock, with an exercise price of $2.42, that vested fully on July 31, 2001. Mr. Feshbach exercised this option on December 6, 2001 at a trade price of $8.30 and held all 20,000 shares as of March 1, 2002. He was attributed with $117,600 in income as a result of the exercise.

         Michael J. King, a QuadraMed director, is a former officer of QuadraMed and was President of Compucare, acquired by QuadraMed in 1999. He is the Chief Executive Officer of Healthscribe, Inc., a provider of transcription services. Prior to Mr. King's appointment as Healthscribe's CEO, QuadraMed entered into a subcontract for transcription services at a healthcare facility managed by QuadraMed. During 2001, QuadraMed paid Healthscribe, Inc. a total of $0.3 million for transcription services. At the end of March 2001, this subcontract was terminated and the healthcare facility managed by QuadraMed contracted directly with Healthscribe for services. In 2000 and 1999, QuadraMed paid Healthscribe a total of $1.3 million and $0.4 million, respectively.

20.      EMPLOYEE BENEFIT PLANS

         (a)      401(k) Savings Plan

         QuadraMed maintains a 401(k) Savings Plan (the "Plan"). All eligible QuadraMed employees may participate in the Plan and elect to contribute up to 15% of pre-tax compensation to the Plan. Employee contributions are 100% vested at all times. In its discretion, QuadraMed may match employee contributions to the Plan. Presently, QuadraMed matches up to 50% of the first 4% of employee contributions. The vesting of such contributions is based on the employee's years of service, becoming 100% vested after 4 years. For the years ending December 31, 2001, 2000, and 1999, QuadraMed made discretionary contributions of $0.9 million, $1.0 million and $0.9 million, respectively.

         In 1999, QuadraMed merged into the Plan the 401(k) Savings Plan of Compucare, acquired in 1999.

         (b)      Supplemental Executive Retirement Plan (the "SERP")

         QuadraMed adopted a Supplemental Executive Retirement Plan (the "SERP") effective January 1, 2000. The Compensation Committee of the board of directors is responsible, in its sole discretion, to select the employees to participate in the SERP, which is unfunded for purposes of the Internal Revenue Code and Title I of ERISA. None of QuadraMed's current executive officers, including the Chief Executive Officer, have been selected to participate in the SERP. James D. Durham, QuadraMed's former Chairman of the Board and Chief Executive Officer, is the only individual who has been selected to participate in the SERP.

         The SERP provides a 20-year retirement benefit that commences at age 60 and is paid in monthly installments equal to the product of 0.05 multiplied by the participant's highest annual compensation in their last ten years of employment with QuadraMed multiplied by the number of full years of service that a participant has had with QuadraMed (not to exceed 13) divided by 12. Vesting in the SERP benefit is cliff-vested at 7 years of plan participation with QuadraMed. In the event of a change in control, a participant's death, disability, retirement or involuntary termination of employment, other than a termination of employment for cause, a participant becomes immediately vested in their SERP benefit. If the participant is involuntarily terminated, the SERP benefit is a lump sum equal to the actuarial equivalent of the SERP benefit using 13 years of service.


                      SUPPLEMENTAL RETIREMENT PLAN BENEFIT
                         With Years Of Service Indicated

         The SERP distinguishes between years of plan participation and years of service. A SERP participant must have 7 years of plan participation to be eligible for the SERP benefit. The following table shows the estimated annual payments payable at normal retirement to a SERP participant. The benefits shown in the table are not subject to offset for Social Security or other benefits.

         -------------------------------------------- -------------- ----------- ------------- --------------
         HIGHEST ANNUAL COMPENSATION                  0-6 YEARS      7 YEARS     10 YEARS      13+ YEARS
         -------------------------------------------- -------------- ----------- ------------- --------------
         $500,000................................     $0             $175,000    $250,000      $325,000
         -------------------------------------------- -------------- ----------- ------------- --------------
         $600,000................................     $0             $210,000    $300,000      $390,000
         -------------------------------------------- -------------- ----------- ------------- --------------
         $700,000................................     $0             $245,000    $350,000      $455,000
         -------------------------------------------- -------------- ----------- ------------- --------------
         $800,000................................     $0             $280,000    $400,000      $520,000
         -------------------------------------------- -------------- ----------- ------------- --------------
         $900,000................................     $0             $315,000    $450,000      $585,000
         -------------------------------------------- -------------- ----------- ------------- --------------

         For purposes of the SERP, "highest annual compensation" means a participant's highest annual compensation including salary and bonuses, during the participant's last ten years of employment. The "salary" and "bonuses" used to determine a participant's "highest annual compensation" are the same as the salary and bonuses disclosed in the "Salary" and "Bonuses" column of the Summary of Compensation Table.

         QuadraMed and Mr. Durham entered into a Separation Agreement as of June 12, 2000 ("Separation Agreement") by which, among other things, Mr. Durham (i) immediately resigned his position as Chief Executive Officer, (ii) agreed to resign as Chairman of the Board by December 31, 2000, (iii) remained on the board indefinitely, and (iv) continued as a part-time employee of QuadraMed until December 31, 2003. Pursuant to the Separation Agreement, QuadraMed and Mr. Durham agreed that Mr. Durham's separation was an involuntary separation for purposes of his Employment Agreement dated January 1, 1999, but was not an involuntary termination for purposes of the SERP. The Separation Agreement further provided that should QuadraMed shareholders not re-elect Mr. Durham as a Director that Mr. Durham's SERP benefit would immediately vest but not be accelerated. On July 31, 2001, QuadraMed and Mr. Durham amended the Separation Agreement ("Separation Amendment"). Pursuant to the Separation Amendment, QuadraMed and Mr. Durham agreed to Mr. Durham's resignation as a director, his continued part-time employment though December 31, 2003, his full vesting in the SERP, and that his resignation as a Director was not an involuntary termination for purposes of the SERP. QuadraMed also agreed in the Separation Agreement to a schedule of payments to the Rabbi Trust established for purposes of satisfying QuadraMed's liability under the SERP.

         As of December 31, 2001, Mr. Durham had eight (8) years of service for purposes of calculating the SERP benefit. At the termination of Mr. Durham's part-time employment pursuant to the Separation Agreement and the Separation Amendment on December 31, 2003, Mr. Durham will have ten (10) years of service. Mr. Durham's highest annual compensation was and is expected to remain $777,492. Accordingly, the estimated annual SERP benefit for Mr. Durham totals $388,746 (.05 x $777,492 x 10). Mr. Durham will turn 60 in 2008 and will receive benefits under the SERP until 2027. The total payout of Mr. Durham's SERP benefit over the 20-year period is estimated to be $7.8 million.

         In accordance with SFAS No. 87, QuadraMed has recognized an expense of $1.6 million and $0.4 million in years ended December 31, 2001 and 2000, respectively. The liability for this plan at December 31, 2001 was $2.7 million, of which $0.7 million is reflected as unrecognized pension cost in the equity section.

         The SERP had an accumulated benefit obligation in excess of plan assets and accrued pension liabilities, such that an additional minimum liability and equity reduction component had to be recorded as follows (in thousands):


                                                                                             Years Ended December 31,
                                                                                     ------------------------------------------
                                                                                          2001         2000          1999
                                                                                     ------------------------------------------

Amounts recognized in the balance sheet(s):

     Assets
                                                                                     ------------------------------------------
         Plan assets
                                                                                     $        -     $       -     $        -
                                                                                     ==========================================
     Liabilities
         Accrued pension liability
                                                                                          2,038           429              -
         Additional minimum pension liability
                                                                                            706             -              -
                                                                                     ------------------------------------------
         Total benefit obligation (1)                                                $    2,744     $     429     $        -
                                                                                     ==========================================

                                                                                     ------------------------------------------
Unrecognized pension costs (2)                                                       $      706     $       -     $        -
                                                                                     ==========================================

Costs recognized during the year:
         Amortization of prior service costs                                         $    1,149     $       -     $        -

         Service costs                                                                      402           401              -
         Interest costs                                                                      58            28              -
                                                                                     ------------------------------------------
               Total costs recognized in net income                                   $   1,609     $     429     $        -
                                                                                     ==========================================

Discount rate used in computing  ending obligation(s)                                     7.00%          N/A           N/A
                                                                                     ------------------------------------------

(1) Pursuant to the separation agreement, dated July 12, 2000, between QuadraMed and Mr. Durham, QuadraMed was not obligated to a specific contribution schedule, but agreed in good faith to fund the SERP when it had the ability to do so.

(2) Unrecognized pension costs are reflected as a reduction to both stockholders' equity and comprehensive income.

21.      ACQUISITIONS AND DIVESTITURES

         (a)      Acquisitions

         In July 1999, QuadraMed acquired the assets of Med Data for $5.0 million in cash and accounted for the transaction pursuant to the purchase method of accounting.

         In June 1999, QuadraMed acquired LinkSoft by exchanging 435,000 unregistered shares of QuadraMed common stock with a Fair Market Value of approximately $4.285 million for all outstanding LinkSoft capital stock. This transaction was accounted for as a pooling of interests.

         In June 1999, QuadraMed acquired Healthcare Financial Informatics ("HFI") by exchanging 452,807 unregistered shares of QuadraMed common stock with an aggregate Fair Market Value of $5 million for all outstanding HFI capital stock. This acquisition was accounted for as a pooling of interests.

         In May 1999, QuadraMed acquired the assets of Millennium Consulting Services, LLC ("Millennium Consulting") for $750,000, including $562,500 in cash and 19,633 unregistered shares of QMDC common stock having an aggregate Fair Market Value of $187,500, and accounted for the transaction pursuant to the purchase method of accounting.

         In March 1999, QuadraMed acquired Pro Intermed, Inc. ("Pro Intermed") by exchanging 660,000 unregistered shares of QuadraMed common stock with an aggregate Fair Market Value of $5.94 million for all outstanding Pro Intermed capital stock. This acquisition was accounted for as a pooling of interests.

         In March 1999, QuadraMed acquired Compucare by exchanging 2.96 million unregistered shares of QuadraMed common stock for all outstanding Compucare capital stock. The acquisition was accounted for as a pooling of interests. Upon closing of the acquisition, the assets and liabilities of Compucare were recorded at net book value and primarily consisted of accounts receivable, fixed assets, accounts payable, accrued liabilities, and deferred revenue.

         A reconciliation of the current consolidated statement of operations with previously reported separate information for entities with which QuadraMed has pooled is presented below, (in thousands):


                                                           Year Ended December 31,
                                                ----------------------------------------------
                                                     2001           2000           1999
                                                ----------------------------------------------
Revenues:
   QuadraMed.....................               $    129,435   $    120,111   $     160,649
   Compucare.....................                         --             --           9,280
   Linksoft......................                         --             --           1,009
   HFI...........................                         --             --           2,066
   ProInterMed...................                         --             --           2,457
                                                ----------------------------------------------
     Consolidated................               $    129,435        120,111         175,461
                                                ==============================================

Net Income (Loss):
   QuadraMed.....................               $     15,481        (54,836)        (11,771)
   Compucare.....................                         --             --            (286)
   Linksoft......................                         --             --            (438)
   HFI...........................                         --             --           1,279
   ProInterMed...................                         --             --          (1,114)
                                                ----------------------------------------------
     Consolidated................               $     15,481        (54,836)        (12,330)
                                                ==============================================


         Results of operations for all acquired companies which have been accounted for using purchase accounting have been included for the periods subsequent to the closing date of each transaction.

         (b)      Divestitures

         On August 16, 2001, QuadraMed and its wholly-owned subsidiary, QuadraMed Operating Corporation, entered into an asset purchase agreement for the sale of certain assets and related products used to conduct the EZ-CAP managed care software business to OAO. The asset purchase transaction closed on August 31, 2001, for an aggregate purchase price of approximately $9.0 million, and the opportunity for QuadraMed to receive up to $5.0 million in additional payments based on EZ-CAP's revenue growth and customer retention as part of OAO over the 18 months following closing. Pursuant to the purchase method of accounting, the purchase price was allocated to the net assets acquired, including developed technology, intangible assets, and liabilities assumed, based on their fair value. QuadraMed received net proceeds from the sale of $8.6 million, and recorded a gain after applicable taxes of $6.9 million. Income associated with the EZ-CAP discontinued operations for the twelve-month periods ending December 31, 2001, 2000, and 1999, was $1.6 million, $4.3 million, and $7.0 million, respectively.

         On March 31, 2001, QuadraMed sold its discontinued Electronic Remittance Advice product line. QuadraMed recorded proceeds from the sale of $24,000, and a loss after applicable taxes of $327,000. There was no material income associated with the results of discontinued operations for this line during the twelve-month period ending December 31, 2001, 2000, and 1999.

         Pursuant to an Asset Contribution Agreement, dated May 3, 2000, QuadraMed transferred and assigned the assets and liabilities of its ROI Division to ChartOne. Pursuant to the terms of a Securities Purchase Agreement dated May 5, 2000, on June 7, 2000, ChartOne sold 2.52 million shares of its Series A Preferred Stock, representing a 43% equity interest to the Warburg Group for $25.2 million in cash. On October 19, 2000, QuadraMed sold its remaining 57% interest in ChartOne, represented by 2.13 million shares of series B Preferred Stock, 1.2 million shares of Series C Preferred Stock and 1 share of Common Stock, to the Warburg Group for $26.6 million in cash, pursuant to a Securities Purchase Agreement dated September 28, 2000. QuadraMed recorded a gain of $23.3 million (net of income tax expense of $1.0 million) for the year ended December 31, 2000, from these two transactions.

22.      MAJOR CUSTOMERS

         In the years ended December 31, 2001, 2000, and 1999, no single customer accounted for more than 10% of total revenue.

23.      CONCENTRATION OF CREDIT RISK

         Accounts receivable subject QuadraMed to its highest potential concentration of credit risk. QuadraMed reserves for credit losses. QuadraMed does not require collateral on trade accounts receivables.

24.      LITIGATION

         From time to time in the normal course of its business, QuadraMed may be involved in litigation relating to its operations. As of December 31, 2001, QuadraMed was not a party to any legal proceedings that, if decided adversely, would, individually or in the aggregate, have a material adverse effect on QuadraMed's business, financial condition or results of operations.

25.      INCOME TAXES


         QuadraMed accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 provides for an asset and liability approach to accounting for income taxes under which deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.




         The significant components of the provision for income taxes are as follows (in thousands):


                                                                       2001           2000          1999
                                                                       ----           ----          ----
Current:
     Federal.......................................................    $     -      $  1,208      $    800
     State.........................................................          -           200           717
                                                                       --------     ---------     ---------
                 Total current.....................................          -         1,408         1,517
Deferred:
     Federal.......................................................      4,721        (3,543)       (1,958)
     State.........................................................        724          (746)         (345)
                                                                       --------     ---------     ---------
                 Total deferred....................................      5,445        (4,289)       (2,303)
     Change in valuation allowance, net of the effect of
        acquisitions...............................................     (5,445)        4,289         2,303
                                                                       --------     ---------     ---------
                                                                       $     -      $  1,408       $ 1,517
                                                                       ========     =========     =========

         The components of the net deferred tax asset are as follows (in thousands):


                                                                           Year Ended December 31,
                                                                  -------------------------------------------
                                                                       2001           2000          1999
                                                                       ----           ----          ----
Deferred tax assets:
    Research and development credits...............................    $ 2,967      $  2,415       $ 1,182
    Net operating loss carryforwards...............................     16,447        17,302        15,740
    Accruals and reserves..........................................      4,952         7,525         5,361
    Write-off of acquired research and development in process......          -         1,783         1,976
                                                                       --------     ---------     ---------
                                                                        24,366        29,025        24,259
                                                                       --------     ---------     ---------

Deferred tax liabilities:
    Depreciation...................................................        608           675         1,142
    Intangible assets..............................................      2,093         1,396           452
    Franchise taxes................................................        156             -             -
                                                                       --------     ---------     ---------
                                                                         2,857         2,071         1,594

Net deferred tax asset before allowance............................     21,509        26,954        22,665
Valuation allowance................................................    (21,509)      (26,954)      (22,665)
                                                                       --------     ---------     ---------
     Net deferred tax asset........................................    $     -      $      -      $      -
                                                                       ========     =========     =========

         A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset including QuadraMed's history of losses. During 2001 QuadraMed reduced its valuation allowance on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent on sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.





         Reconciliation of the provision for income taxes computed at the statutory rate to the effective tax rate is as follows:

                                                                    2001      2000       1999
                                                                    ----      ----       ----
Federal income tax rate.........................................     34 %     (34) %     (34) %
Change in valuation allowance...................................    (33)        8         21
Acquisition costs...............................................      -        24         24
Other taxes and credits.........................................     (1)        5          3
Effective tax rate..............................................      - %       3  %      14  %
                                                                    ====      ====       ====


         The approximate federal net operating loss carryforwards (in thousands) available to offset future taxable income as of December 31, 2001 expire as follows:

         Tax Year                                        NOL Carryforward
         --------                                        ----------------
         2011                                                    $ 16,300
         2017                                                       3,900
         2018                                                       2,700
         2019                                                         300
         2020                                                      25,100
                                                                 --------
                                                                 $ 48,300
                                                                 ========

         As of December 31, 2001, QuadraMed did not have any net operating loss carryforward related to its state income tax liabilities. During 2001, QuadraMed reduced its net operating loss carryforward from $67.5 million to $48.3 million by applying positive taxable income to this balance.

         The Tax Reform Act of 1986 contains provisions which may limit the net operating loss and research and development credit carryforwards to be used in any given year upon the occurrence of certain events, including a significant change in ownership interest.

26.      SEGMENT REPORTING

         In 2000, QuadraMed realigned its operations into five business segments, consisting of the Company's Enterprise Division, Health Information Management Software Division, Health Information Management Services Division, Financial Services Division, and its former Physician Services (EZ-CAP) Division, the bulk of which was sold during the third quarter of 2001. Although not reported as a business segment, QuadraMed also generated approximately five percent (5%) of its revenue from specialty product lines that have been discontinued or are not aligned with an operating division, which is referenced as Other.

         This reorganization was undertaken to more closely align products targeted to shared markets, to more accurately measure financial performance by product/division, and to establish greater management accountability. To this end, QuadraMed further refined its operating segments during the first half of 2001 and again in the third quarter of 2001 to reflect the sale of the material components previously included in the Physician Services segment. The segment results reflected in the following exhibits have been restated to reflect this realignment for both current and prior year data. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. QuadraMed evaluates financial performance by segment as summarized in the subsequent table. The financial results for these operating segments for prior years have been restated on an estimated basis to conform to the current presentation.

         The Enterprise Division offers QuadraMed's Affinity enterprise-wide information system products. With its full suite of applications, Affinity is designed to address a wide range of financial, patient, and clinical management needs of single- or multi-facility hospitals. Principally targeting acute care hospitals across the United States, the Affinity solution incorporates a patient-centered database designed to enable users to track each patient throughout the continuum of care. The system integrates financial information such as patient accounting and DRG/case mix with clinical data such as medical charting and plan of care to automate federal and state reporting, scheduling, registration, and medical records information. The Electronic Document Management solution is designed to allow users to create secure electronic patient folders that combine both computerized and scanned documents. The Master Population Index and Performance Measurement products, previously part of the Health Information Management Software Division, were transferred to the Enterprise Division in the first half of 2001.

         The Health Information Management Software Division provides QuadraMed's Quantim health information management software products, encompassing a suite of compliance, encoding and grouping, medical record management, and patient database applications that are designed to enable a hospital to accurately track medical records for internal and external purposes. Additionally, the division offers Complysource Compliance Solutions that are designed to support hospitals in managing the complexities of evolving federal requirements and in submitting accurate billing and clinical data. The coding and grouping products aim to protect the integrity of a healthcare organization's clinical data and improve accuracy and coding compliance for ICD-9, CPT, and HCPCS codes. The medical record management product is designed to locate and reserve charts, and authenticate and distribute transcribed medical records. In the first half of 2001, the nCoder+MD product, previously included in the former EZ-CAP business, was transferred to this division, and the Master Population Index and Performance Measurement product lines, previously included in this division, were transferred to the Enterprise Division. Effective in the third quarter, 2001, the Health Information Management Software Division's services include education services, seminars, and training for healthcare organizations.

         The Health Information Management Services Division offers Quantim and Complysource Services, which are designed to provide healthcare information management departments with experienced, qualified, and if necessary, credentialed professionals to perform information technology, coding, auditing, accounting, compliance, and medical record services. The division also provides experienced executives for interim assignments in financial and management positions. These services are offered to acute care facilities, as well as, to large physician, clinic, and ambulatory practices.

         The Financial Services Division provides QuadraMed's Chancellor Financial Products resources to healthcare providers to reduce accounts receivable backlogs and accelerate cash flow. The division conducts analyses of patient accounts to identify outstanding or underpaid third party payments, to re-bill, and to follow-up on third party claims.

         Although not reported as a business segment, QuadraMed also derives approximately five percent of its revenue from Specialty Products that are included in Other. Patient Focused Solutions ("PFS") provides productivity and staffing information principally for hospital nursing staff. Electronic Data Interchange ("EDI") interfaces with the hospital information system to download claims data automatically on a daily basis. Claims are edited onsite and formatted to payer-specific requirements.



Summary financial data by business segment follows for the years ended December
31, 2001 and 2000 (in thousands):

                                                                For the Year Ended December 31, 2001

                                                            HIM          HIM        Financial   All Other    Consolidated
Description                                Enterprise    Software      Services     Services        (1)          Total
----------------------------------------------------------------------------------------------------------------------------
Total revenues                          $     60,871    $   29,226    $   16,845     $   16,709    $   5,784    $   129,435
                                         ===================================================================================
Direct margin (2)                             14,205        10,244         4,257          7,840      (28,287)         8,259

Corporate shared expenses                     (2,726)       (2,084)         (884)          (442)       6,136              -
                                         -----------------------------------------------------------------------------------
Contribution margin                           11,479         8,160         3,373          7,398      (22,151)         8,259

Interest income                                  907           372           360            257          396          2,292

Interest expense                              (2,302)       (1,082)       (1,094)          (765)        (593)        (5,836)
                                         -----------------------------------------------------------------------------------
Interest income (expense), net                (1,395)         (710)         (734)          (508)        (197)        (3,544)
                                         -----------------------------------------------------------------------------------

Goodwill & other amortization                      -        (4,702)         (827)          (298)        (689)        (6,516)

Corporate overhead & other expense            (8,266)       (3,879)       (3,881)        (2,642)      14,883         (3,785)

Gain on redemption bonds                           -             -            -               -       12,907         12,907

Income from discontinued operations                -             -            -               -        8,160          8,160
                                         -----------------------------------------------------------------------------------
Segment earnings (loss)                      $ 1,818    $   (1,131)   $   (2,069)    $    3,950    $  12,913    $    15,481
                                         ===================================================================================
                                         -----------------------------------------------------------------------------------
Segment assets                               $27,952    $   33,088    $   10,288     $    7,785    $  51,630    $   130,743
                                         ===================================================================================
                                         -----------------------------------------------------------------------------------
Total depreciation and amortization (3)      $(1,856)   $   (6,223)   $   (1,064)    $     (533)   $  (3,706)   $   (13,382)
                                         ===================================================================================

(1) All Other includes Specialty Products Division, Discontinued Operations, non-allocated expenses for bad debt reserve, and non-case specific legal charges.
(2) Direct margin represents segment results before interest, amortization of goodwill, taxes, and corporate overhead allocations.
(3) Total depreciation and amortization is comprised of equipment depreciation and capitalized software amortization reflected in direct margin; debt offering costs as reflected in interest expense; and goodwill and acquired software amortization which is reflected separately in the above schedule.




                                                                For the Year Ended December 31, 2000
                                                                           (restated) (4)

                                                            HIM          HIM        Financial   All Other    Consolidated
Description                                Enterprise    Software      Services     Services        (1)          Total
----------------------------------------------------------------------------------------------------------------------------

                                         -----------------------------------------------------------------------------------
Total revenues                          $    46,294    $    21,982   $    28,909   $    11,562  $    11,363   $    120,110
                                         ===================================================================================

Direct margin (2)                            11,168          3,162         1,943         1,166      (46,428)       (28,990)

Corporate shared expenses                    (4,364)        (3,609)         (968)         (697)       9,638              -
                                         -----------------------------------------------------------------------------------
Contribution margin                           6,804           (448)          975           469      (36,790)       (28,990)
                                         -----------------------------------------------------------------------------------

Interest income                                 823            337           327           233          361          2,081

Interest expense                             (2,611)        (1,227)       (1,241)         (868)        (674)        (6,621)
                                         -----------------------------------------------------------------------------------
Interest income (expense), net               (1,788)          (890)         (914)         (635)        (313)        (4,540)
                                         -----------------------------------------------------------------------------------

Goodwill & other amortization                     -         (3,881)         (841)         (307)      (1,965)        (6,994)

Corporate overhead & other expense           (9,777)        (4,628)       (4,404)       (5,964)     (18,542)       (43,314)

Income from discontinued operations               -              -             -             -       29,002         29,002
                                         -----------------------------------------------------------------------------------
Segment earnings (loss)                 $    (4,761)   $    (9,846)  $    (5,184)  $    (6,437) $   (28,609)  $    (54,836)
                                         ===================================================================================
                                         -----------------------------------------------------------------------------------
Segment assets                          $    25,773    $    35,250   $    12,836   $     7,194  $    72,897   $    153,949
                                         ===================================================================================
                                         -----------------------------------------------------------------------------------
Total depreciation and amortization (3) $    (1,926)   $    (6,458)  $      (553)  $    (1,104) $    (3,849)  $    (13,890)
                                         ===================================================================================

(1) All Other includes Specialty Products Division, Discontinued Operations, non-allocated expenses for bad debt reserve, non-case specific legal charges, and non-recurring charges.
(2) Direct margin represents segment results before interest, taxes, and corporate overhead allocations.
(3) Total depreciation and amortization is comprised of equipment depreciation and capitalized software amortization reflected in direct margin; debt offering costs as reflected in interest expense; and goodwill and acquired software amortization which is reflected separately in the above schedule.
(4) December 31, 2000 results have been restated to be consistent with current period reclassification among business segments as well as cost Accounting methodologies employed in 2001.

27.      RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, and accounting and reporting provisions of APB Opinion No. 30. The provisions of SFAS No. 144 are required to be applied starting with fiscal years beginning after December 15, 2001. QuadraMed is currently evaluating the effect that implementation of the new standard will have on its financial condition, results of operations, and cashflows.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. The statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002. QuadraMed is currently evaluating the effect that implementation of the new standard will have on its financial condition, results of operations, and cashflows.

         In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of SFAS No. 125. SFAS No. 140 is effective for transfers occurring after March 31, 2001, and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 has no significant effect on QuadraMed's accounting or disclosures for the types of transactions within the scope of the new standard.


         QuadraMed adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133 effective January 1, 2001. Because of QuadraMed's limited use of derivative instruments, QuadraMed has elected not to account for its derivative instruments as hedges. Accordingly, upon adoption, the fair values of derivative instruments will be recorded as assets or liabilities on the balance sheet, and changes in fair values of these instruments beyond normal sales and purchases will be reflected in current income. QuadraMed may elect to apply hedge accounting, which has different financial statement effects, to possible future transactions involving derivative instruments, if significant. Such an election would reduce earnings volatility that might otherwise result if changes in fair values were recognized in current income. The adoption of SFAS No. 133 and SFAS No. 138 did not have a significant impact on QuadraMed's results of operations or financial condition.


28.      ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED

         In June 2001, the FASB issued SFAS No. 141, Business Combinations. The statement addresses financial accounting and reporting for business combinations and supercedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations within the scope of this Statement are to be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of the new statement is not expected to have a material effect on QuadraMed's financial condition, results of operations, or cash flows.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in business combination) should be accounted for in financial statements upon acquisition. In addition, this statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. QuadraMed is currently evaluating the effect that implementation of the new standard will have on its financial condition, results of operations, and cashflows.




                              QUADRAMED CORPORATION

                                                                                                              Page
                                                                                                              ----
Unaudited Quarterly Results of Operations/Supplementary Financial Information for 2001.....................    G-2
Unaudited Quarterly Results of Operations/Supplementary Financial Information for 2000.....................    G-3





QuadraMed Corporation
Unaudited Quarterly Consolidated Financial Data
------------------------------------------------------------------------------------------------------------------------
                                                                            Quarter
                                                      -----------------------------------------------------
(thousands of dollars, except per share amounts)         First         Second        Third       Fourth       TOTAL
------------------------------------------------------------------------------------------------------------------------
2001
Revenues
    Licenses                                           $   19,566   $    20,833   $     21,703  $    23,614 $    85,716
    Services                                               10,366        10,636         11,435       11,282      43,719
                                                      ------------------------------------------------------------------
      Total Revenues                                       29,932        31,469         33,138       34,896     129,435
                                                      ------------------------------------------------------------------
Operating and Other Expenses
    Cost of licenses                                        5,543         5,577          4,992        6,671      22,783
    Cost of services                                        4,698         4,924          4,612        4,713      18,947
    General and administrative                             12,609        12,028         11,649       10,957      47,243
    Sales and marketing                                     3,591         3,823          3,802        4,589      15,805
    Research and development                                3,986         3,787          3,821        4,249      15,843
    Amortization of Intangibles                             1,628         1,630          1,628        1,629       6,515
    Impairment of intangible assets                             -             -              -            -           -
    Non-recurring charges                                       -             -              -            -           -
                                                      ------------------------------------------------------------------
       Total Operating Expenses                            32,055        31,769         30,504       32,808     127,136
                                                      ------------------------------------------------------------------
      Income (loss) from operations                        (2,123)         (300)         2,634        2,088       2,299
                                                      ------------------------------------------------------------------

    Interest (expense)                                     (1,657)       (1,627)        (1,494)      (1,058)     (5,836)
    Interest income                                           551         1,154            343          244       2,292
    Other income (expense), net                              (628)         (111)            41           85        (613)
    Write off of purchased accounts receivable                  -            -               -         (128)       (128)
    Write off of convertible promissory note                    -            -          (3,600)           -      (3,600)
                                                      ------------------------------------------------------------------
         Total other (expense), net                        (1,734)         (584)        (4,710)        (857)     (7,885)
                                                      ------------------------------------------------------------------
Income (Loss) Before Income Taxes                          (3,857)         (884)        (2,076)       1,231      (5,586)
    Provision for income taxes                                (81)          (24)             -          105           -
                                                      ------------------------------------------------------------------
          Income (Loss) from Continuing Operations         (3,938)         (908)        (2,076)       1,336      (5,586)
    Gain on redemption of bonds (net of tax)                    -         2,402         10,505            -      12,907
    Income from discontinued operations (net of tax)        1,006           167          6,982            5       8,160
                                                      ------------------------------------------------------------------

          Net income (loss)                            $   (2,932)  $     1,661   $     15,411  $     1,341 $    15,481
                                                      ==================================================================
Earnings per common share
    Basic
         Continuing Operations                         $    (0.15)  $     (0.04)  $      (0.08) $      0.05 $     (0.22)
         Gain on redemption of bonds (net of tax)               -          0.09           0.41            -        0.50
         Discontinued operations (net of tax)                0.04          0.01           0.27            -        0.32
                                                      ------------------------------------------------------------------
               Total                                   $    (0.11)  $      0.06   $       0.60  $      0.05 $      0.60
                                                      ------------------------------------------------------------------

     Diluted
         Continuing Operations                         $    (0.15)  $     (0.04)  $      (0.08) $      0.05 $     (0.22)
         Gain on redemption of bonds (net of tax)               -          0.09           0.41            -        0.50
         Discontinued operations (net of tax)                0.04          0.01           0.27            -        0.32
                                                      ------------------------------------------------------------------
      Total                                            $    (0.11)  $      0.06   $       0.60  $      0.05 $      0.60
                                                      ------------------------------------------------------------------

Stock Prices
    High                                               $     2.69   $      4.98   $       6.30  $      9.25 $      9.25
    Low                                                $     0.75   $      1.63   $       3.09  $      4.33 $      0.75

------------------------------------------------------------------------------------------------------------------------



QuadraMed Corporation
Unaudited Quarterly Consolidated Financial Data
----------------------------------------------------------------------------------------------------------------------------
                                                                              Quarter
                                                      ---------------------------------------------------------
(thousands of dollars, except per share amounts)           First          Second         Third        Fourth      TOTAL
----------------------------------------------------------------------------------------------------------------------------
2000
Revenues
      Licenses                                         $  15,755       $    20,872    $    14,473  $    15,498   $   66,598
      Services                                            15,005            13,424         12,006       13,078       53,513
                                                      ----------------------------------------------------------------------
        Total Revenues                                    30,760            34,296         26,479       28,576      120,111
                                                      ----------------------------------------------------------------------
Operating and Other Expenses
      Cost of licenses                                     6,413             5,074          5,482        5,774       22,743
      Cost of services                                    10,008            10,739          8,791        6,075       35,613
      General and administrative                          14,308             9,816         10,953       12,659       47,736
      Sales and marketing                                  6,011             6,506          5,033        3,816       21,366
      Research and development                             5,500             6,114          6,092        4,166       21,872
      Amortization of Intangibles                          2,132             1,388          1,738        1,737        6,995
      Impairment of intangible assets                        927                 -              -            -          927
      Non-recurring charges                               11,155            16,265         13,633          (59)      40,994
                                                      ----------------------------------------------------------------------
         Total operating expenses                         56,454            55,902         51,722       34,168      198,246

                                                      ----------------------------------------------------------------------
        Income (loss) from operations                    (25,694)          (21,606)       (25,243)      (5,592)     (78,135)

                                                      ----------------------------------------------------------------------
      Interest (expense)                                  (1,652)           (1,658)        (1,658)      (1,653)      (6,621)
      Interest income                                        448               503            738          392        2,081
      Other income (expense), net                            (60)              (19)             5           11          (63)
      Write off of purchased accounts receivable            (900)                -              -            -         (900)
      Write off of convertible promissory note                 -                 -              -            -            -
                                                      ----------------------------------------------------------------------
         Total other (expense), net                       (2,164)           (1,174)          (915)      (1,250)      (5,503)
                                                      ----------------------------------------------------------------------
Income (Loss) Before Income Taxes                        (27,858)          (22,780)       (26,158)      (6,842)     (83,638)
      Provision for income taxes                             243              (403)             -          (40)        (200)
                                                      ----------------------------------------------------------------------
         Income (Loss) from Continuing Operations        (27,615)          (23,183)       (26,158)      (6,882)     (83,838)
                                                      ----------------------------------------------------------------------
     Gain on redemption of bonds (net of tax)                  -                 -              -            -            -
     Income from discontinued operations,
     (net of tax)                                          2,086            19,098            780        7,038       29,002
                                                      ----------------------------------------------------------------------
           Net income (loss)                           $ (25,529)        $  (4,085)   $   (25,378)       $ 156     $(54,836)
                                                      ======================================================================
Earnings per common share
      Basic
           Continuing Operations                       $   (1.09)        $   (0.90)   $     (1.02)      $(0.26)    $  (3.27)
           Discontinued operations (net of tax)             0.09              0.74           0.03         0.27         1.13
                                                      ----------------------------------------------------------------------
        Total                                          $   (1.00)        $   (0.16)   $     (0.99)       $0.01     $  (2.14)
                                                      ----------------------------------------------------------------------
Earnings per common share
      Diluted
           Continuing Operations                       $   (1.09)           $(0.90)   $     (1.02)      $(0.26)    $  (3.27)
           Discontinued operations (net of tax)             0.09              0.74           0.03         0.27         1.13
                                                      ----------------------------------------------------------------------
        Total                                          $   (1.00)        $   (0.16)   $     (0.99)       $0.01     $  (2.14)
                                                      ----------------------------------------------------------------------

Stock Prices
      High                                             $   10.50         $   6.00     $      2.97      $  1.53     $  10.50
      Low                                              $    5.00         $   2.09     $      1.19      $  0.63     $   0.63