Form 10-Q
period 2002-03-31
QUADRAMED CORP
filed 2002-05-14
CIK 1018833

===========================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                              ---------------

                                 FORM 10-Q
                              ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                     OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM __________ TO __________

                      COMMISSION FILE NUMBER: 0-21031

                           QUADRAMED CORPORATION
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                           52-1992861
  (STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

             22 PELICAN WAY
         SAN RAFAEL, CALIFORNIA                                94901
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 482-2100

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     As of May 9,2002, there were 27,139,342 of the Registrant's Common Stock outstanding, par value $0.01.

===========================================================================




                           QUADRAMED CORPORATION

                             TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                 NUMBER
                                                                                                                 ------
                       PART I. FINANCIAL INFORMATION


Item 1.       Financial Statements (unaudited)

              Interim Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31,
              2001............................................................................................       1

              Interim Condensed Consolidated Statements of Operations for the three months ended March 31,
              2002 and 2001...................................................................................       2

              Interim Condensed Consolidated Statements of Cash Flows for the three months ended March 31,
              2002 and 2001...................................................................................       3

              Notes to Interim Condensed Consolidated Financial Statements....................................       4

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........      11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk......................................      14

                                                PART II. OTHER INFORMATION

Item 1.       Legal Proceedings..............................................................................       14

Item 6.       Exhibits and Reports on Form 8-K...............................................................       15





                                                         QUADRAMED CORPORATION
                                           INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (In thousands, except per share amounts)
                                                             (unaudited)


                                                                                            March 31,        December 31,

     ASSETS                                                                                    2002             2001
                                                                                          ---------------  ---------------

   Current Assets
     Cash and cash equivalents                                                                  $ 30,569        $  29,799
     Short-term investments                                                                        2,413            2,414
     Accounts receivable, net of allowance for uncollectible accounts of $2,724
        and $3,388, respectively                                                                  40,951           37,454
     Unbilled receivables
                                                                                                   9,040            7,906
     Notes and other receivables
                                                                                                     108              282
     Prepaid expenses and other current assets
                                                                                                   3,264            3,099
                                                                                          ---------------  ---------------
              Total current assets                                                                86,345           80,954
                                                                                          ---------------  ---------------

   Restricted Cash                                                                                 4,356            4,356
   Long-term investments                                                                           1,120            1,138
   Property, Plant, and Equipment, net of accumulated depreciation and amortization
     of $22,956 and $22,093, respectively                                                          6,877            6,857
   Capitalized software development, net of accumulated amortization of $8,669 and
     $7,976, respectively                                                                          7,792            7,564
   Goodwill and intangibles, net of accumulated amortization of $4,485 and $4,341,
     respectively                                                                                 22,561           22,705
   Investment in marketable equity security, net of valuation allowance of $4,250 and
     $4,125, respectively                                                                            450              575
   Other long-term assets
                                                                                                   6,444            6,594
              Total Assets                                                                     $ 135,945        $ 130,743
                                                                                          ===============  ===============

                       LIABILITIES AND STOCKHOLDERS'
   EQUITY
   Current Liabilities
     Accounts payable
                                                                                                $  1,008        $     796
     Accrued payroll and related                                                                   4,534            6,630
     Accrued interest                                                                              1,613              645
     Other accrued liabilities                                                                     4,965            6,595
     Deferred revenue                                                                             24,594           19,133
                                                                                          ---------------  ---------------
              Total current liabilities                                                           36,714           33,799
                                                                                          ---------------  ---------------

   Other long-term liabilities                                                                     3,147            3,064
   Convertible subordinated debentures                                                            73,719           73,719
                                                                                          ---------------  ---------------
              Total Liabilities                                                                  113,580          110,582
                                                                                          ---------------  ---------------

   Stockholders' Equity
     Common stock, $0.01 par, 50,000 shares authorized, 26,930 and 26,493 shares
     issued and outstanding, respectively                                                            205              201
     Common stock in treasury at cost, 200 shares
                                                                                                   (821)            (821)
     Additional paid-in-capital                                                                  273,648          271,494
     Deferred stock-based compensation                                                           (1,286)          (1,074)
     Accumulated other comprehensive loss                                                        (4,826)          (4,793)
     Accumulated deficit                                                                       (244,555)        (244,846)
                                                                                          ---------------  ---------------
                 Total stockholders' equity                                                       22,365           20,161
                                                                                          ---------------  ---------------
                 Total Liabilities and Stockholders' Equity                                     $135,945        $ 130,743
                                                                                          ===============  ===============

               The accompanying notes are an integral part of these interim condensed consolidated financial statements.





                                                         QUADRAMED CORPORATION
                                       INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (In thousands, except per share amounts)
                                                              (unaudited)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                   ----------------------------------
                                                                                          2002            2001
Revenues
     Licenses                                                                        $ 22,109          $ 19,785
     Services                                                                          11,050            11,381
                                                                                   ---------------- -----------------
                 Total revenues                                                        33,159            31,166
                                                                                   ---------------- -----------------
Operating Expenses
     Cost of licenses                                                                   6,571            5,762
     Cost of services                                                                   5,432            5,712
     General and administration                                                        11,031            12,609
     Sales and marketing                                                                4,894            3,590
     Research and development                                                           3,936            3,987
     Amortization of intangibles                                                          144             1,628
                 Total operating expenses                                              32,008            33,288
                                                                                   ---------------- -----------------
Income (Loss) from Operations                                                           1,151            (2,122)
                                                                                   ---------------- -----------------
Other Income (expense)
     Interest expense                                                                  (1,063)           (1,658)
     Interest income                                                                      171               551
     Other income (expense), net                                                           32              (628)
                                                                                   ---------------- -----------------
                 Total other Income (expense), net                                       (860)           (1,735)
                                                                                   ---------------- -----------------
Income (Loss) Before Income Taxes                                                         291            (3,857)
Provision for Income Taxes                                                                 --               (81)
                                                                                   ---------------- -----------------
Income (Loss) from Continuing Operations                                                  291            (3,938)
     Income from discontinued operations (net of income taxes)                             --             1,006
                                                                                   ---------------- -----------------
Net Income (Loss)                                                                      $  291           $(2,932)
                                                                                   ================ =================
Earnings (Loss) Per Share
             Basic
                  Continuing Operations                                                $ 0.01           $ (0.15)
                  Discontinued operations (net of income taxes)                            --              0.04
                                                                                   ---------------- -----------------
                                            Total                                      $ 0.01           $  (0.11)
                                                                                   ================ =================
             Diluted
                  Continuing Operations                                                $ 0.01           $  (0.15)
                  Discontinued operations (net of income taxes)                            --               0.04
                                                                                   ---------------- -----------------
                                            Total                                      $ 0.01           $  (0.11)
                                                                                   ================ =================
 Weighted Average Shares Outstanding
                                            Basic                                      26,809             25,755
                                            Diluted                                    28,593             25,755




     The accompanying notes are an integral part of these interim condensed consolidated financial statements.







                                                         QUADRAMED CORPORATION
                                     INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (In thousands)
                                                              (unaudited)
                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                       ----------------------------------
                                                                                            2002               2001
                                                                                       ---------------    ---------------
Cash Flows from Operating Activities
 Net Income (loss)                                                                       $       291       $       (2,932)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                             1,796                3,358
     Amortization of deferred stock-based compensation                                           136                   --
     Write-off of purchased accounts receivable                                                   --                  980
     Realized gain on investments                                                                 (3)                 (17)
 Changes in assets and liabilities, net of acquisitions:
     Accounts receivable and unbilled receivables, net                                        (4,631)              (3,945)
     Prepaid expenses and other                                                                   63                 (131)
     Accounts payable and accrued liabilities                                                 (2,326)                 154
     Net liabilities from discontinued operations                                                 --                   (5)
     Deferred revenue                                                                          5,461                8,075
                                                                                       ---------------    ---------------
        Cash provided by operating activities                                                    787                5,537
                                                                                       ---------------    ---------------
Cash Flows from Investing Activities
 Purchase of available-for-sale securities                                                       (68)                (137)
 Purchase of property and equipment                                                             (882)                (568)
 Proceeds from the sale of available-for-sale securities                                          65                  172
 Proceeds from sale of equipment                                                                  --                   17
 Maturity of available-for-sale securities                                                        --               10,245
 Change in restricted cash                                                                        --                  484
 Capitalization of computer software development costs                                          (922)                  --
                                                                                       ---------------    ---------------
        Cash (used in) provided by investing activities                                       (1,807)              10,213
                                                                                       ---------------    ---------------
Cash Flows from Financing Activities
 Payments of principal on capital lease obligations                                              (20)                (245)
 Proceeds from exercise of common stock options                                                1,810                   --
                                                                                       ---------------    ---------------
        Cash provided by (used in) financing activities                                        1,790                 (245)
                                                                                       ---------------    ---------------
 Net increase in cash and cash equivalents                                                       770               15,505
Cash and Cash Equivalents, beginning of period                                                29,799               27,368
                                                                                       ---------------    ---------------
Cash and Cash Equivalents, end of period                                              $       30,569       $       42,873
                                                                                       ===============    ===============
Supplemental Disclosure of Cash Flow Information:
 Cash paid for taxes                                                                   $         349       $           36
 Cash paid for interest                                                                            5                    2
Supplemental Disclosure of Noncash Financing and Investing Activities:
  ssuance of restricted shares of common stock                                         $         348       $           --
  mortization of unrecognized pension costs                                                      116                   --



     The accompanying notes are an integral part of these interim condensed consolidated financial statements.




                           QUADRAMED CORPORATION
        NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2002


NOTE 1.  QUADRAMED CORPORATION

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

NOTE 2.  BASIS OF PRESENTATION

         (a)      Principles of Consolidation

         The accompanying interim condensed consolidated financial statements, include the accounts of QuadraMed and all significant business divisions and subsidiaries, have been prepared in conformity with (i) generally accepted accounting principles ("GAAP") in the United States of America; and (ii) the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). All significant intercompany accounts and transactions between QuadraMed and its subsidiaries are eliminated in consolidation.

         (b)      Unaudited Interim Results

         The accompanying unaudited interim condensed consolidated financial statements of the Company, as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

         These financial statements should be read in conjunction with our annual audited financial statements for the year ended December 31, 2001, which are included in our annual report on Form 10-K filed with the Securities and Exchange Commission.

         Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2002.

         (c)      Discontinued Operations

         Results of QuadraMed's EZ-CAP software business ("EZ-CAP") are reported as discontinued operations because QuadraMed's control of this business was transferred in August 2001. Unless otherwise indicated, amounts in these statements exclude the effects of all discontinued operations.

         (d)      Reclassifications

         Certain reclassifications have been made to the 2001 interim condensed consolidated financial statements to conform to the 2002 presentation. Specifically, the March 31, 2001, financial statements have been reclassified to comply with Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") No. 01-14, Income Statement Characterization of Reimbursements for `Out-of-Pocket' Expenses Incurred. As such, QuadraMed has reclassified prior year balances to include billable out-of-pocket reimbursable expenses in both license and service revenues and cost of licenses and services, respectively. The adoption of EITF No. 01-14 does not impact either income (loss) from operations or net income
(loss) but does reduce revenue and gross margins as shown in the following tables:


                                       For the Three Months Ended                   For the Three Months Ended
                                              March 31, 2002                              March 31, 2001
                                     License      Service       Total           License       Service       Total
                                  ----------------------------------------   -----------------------------------------

Reported revenue                       $ 22,109    $  11,050     $ 33,159         $  19,785     $ 11,381     $ 31,166
Less impact of EITF No. 01-14               272          686          958               219        1,014        1,233
                                  ----------------------------------------   -----------------------------------------
Pro-forma revenue                      $ 21,837    $  10,364     $ 32,201         $  19,566     $ 10,367     $ 29,933
                                  ========================================   =========================================

                                       For the Three Months Ended                   For the Three Months Ended
                                              March 31, 2002                              March 31, 2001
                                     License      Service       Total           License       Service       Total
                                  ----------------------------------------   -----------------------------------------

Reported gross margin                     70.3%        50.8%        63.8%             70.9%        49.8%        63.2%
Impact of EITF No. 01-14                   0.9%         3.4%         1.9%              0.8%         4.9%         2.6%
                                  ----------------------------------------   -----------------------------------------
Pro-forma gross margin                    71.2%        54.2%        65.7%             71.7%        54.7%        65.8%
                                  ========================================   =========================================


NOTE 3.  GOODWILL AND INTANGIBLES

         As of January 1, 2002, QuadraMed has adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142). SFAS No. 142 requires goodwill to be tested for impairment at least annually, and written off when impaired, rather than being amortized as previous standards required. With the adoption of SFAS No. 142, QuadraMed engaged a valuation firm to perform an impairment test on the carrying value of goodwill as of December 31, 2001. The valuation firm determined that there was no impairment as of that date. The table below presents comparable amounts for 2002 and 2001 on a pro forma basis as if goodwill was not amortized in 2001 (in thousands, except for per share data):

                                                                 Three Months Ended
                                                                     March 31,
                                                         -----------------------------------
                                                               2002             2001
                                                         -----------------------------------
Reported net income (loss)                                $        291    $      (2,932)
Add back: Goodwill amortization                                      -            1,404
                                                         -----------------------------------
Adjusted net income (loss)                                $        291    $      (1,528)
                                                         ===================================
Basic earnings per share
      Reported net income (loss) per share                $       0.01    $       (0.11)
      Goodwill amortization                                          -             0.05
                                                         -----------------------------------
      Adjusted net income (loss) per share                $       0.01    $       (0.06)
                                                         ===================================
Diluted earnings per share
      Reported net income (loss) per share                $       0.01    $       (0.11)
      Goodwill amortization                                          -             0.05
                                                         -----------------------------------
      Adjusted net income (loss) per share                $       0.01    $       (0.06)
                                                         ===================================


         Other intangibles are amortized on a straight-line basis over a period of five to ten years. These amounts are reviewed quarterly for impairment and written down to net realizable value, if necessary, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. This statement addresses financial accounting for the impairment or disposal of long lived assets and supersedes SFAS No. 121, Impairment of Long-Lived Assets.

         Amortization of intangibles for the three months ending March 31, 2002 and 2001 was $0.1 and $1.6 million, respectively. As noted above, 2001 results included goodwill amortization of $1.4 million. No impairment charges were incurred during the three months ended March 31, 2002 and 2001.

NOTE 4.  NET INCOME (LOSS) PER SHARE

         Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) and convertible subordinated debentures (using the as-converted method). Common equivalent shares are excluded from the diluted computation only if their effect is anti-dilutive. As QuadraMed recorded a net loss from continuing operations for the three months ended March 31, 2001, 103,000 common equivalent shares were excluded from the net loss per share calculation because they were anti-dilutive.


                                                        Three Months Ended
                                                             March 31,
                                                 ------------------------------------
                                                      2002               2001
                                                 ------------------------------------
                                                (in thousands, except per share amounts)

Net Income (loss)                                $        291       $        (2,932)
                                                 ----------------  ------------------

Shares used to compute basic net income
   (loss) per share (weighted average shares
   outstanding during the period)                      26,809                25,755

Dilutive common equivalent shares:
   Stock options                                        1,784                   -
                                                 ----------------  ------------------
Shares used to compute diluted
    net income (loss) per share                        28,593               25,755
                                                 ----------------  ------------------
Basic net income (loss) per share                $       0.01       $        (0.11)
                                                 ================  ==================
Diluted net income (loss) per share              $       0.01       $        (0.11)
                                                 ================  ==================

NOTE 5.  COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss) for the three months ended March 31, 2002 and 2001 are as follows (in thousands):


                                                                             Three Months Ended
                                                                                  March 31,
                                                                     ------------------------------------
                                                                          2002                2001
                                                                     ------------------------------------
Net income (loss)                                                    $       291         $       (2,932)
Unrealized loss on available for sale securities, net of tax                (149)                   (53)
Amortization of unrecognized pension costs, net of tax                       116                      -
                                                                     ----------------   -----------------
Comprehensive income (loss), net of income taxes                     $       258                 (2,985)
                                                                     ================   =================

NOTE 6.  DIVESTITURES

         On August 16, 2001, QuadraMed and its wholly-owned subsidiary, QuadraMed Operating Corporation, entered into an asset purchase agreement for the sale of certain assets and related products used to conduct the EZ-CAP managed care software business to OAO Transition, LLC, a Delaware limited liability company ("OAO Transition"), and OAO Technology Solutions, Inc., a Delaware corporation (individually and collectively "OAO"). The asset purchase transaction closed on August 31, 2001, for an aggregate purchase price of approximately $9.0 million, and the opportunity for QuadraMed to receive up to $5.0 million in additional payments based on EZ-CAP's revenue growth and customer retention as part of OAO over the 18 months following closing. QuadraMed received net proceeds from the sale of $8.6 million, and recorded a gain after applicable taxes of $6.9 million during 2001. Income, net of applicable taxes, associated with the EZ-CAP discontinued operations for the three months ended March 31, 2001 was $1.0 million.

         On March 31, 2001, QuadraMed sold its discontinued Electronic Remittance Advice product line. QuadraMed recorded proceeds from the sale of $24,000, and a loss after applicable taxes of $327,000 during the second quarter of 2001. There was no material income associated with the results of discontinued operations for this product line during the three months ended March 31, 2001.

NOTE 7.  CONTINGENCIES

         From time to time in the normal course of its business, QuadraMed may be involved in litigation relating to its operations. As of March 31, 2002, QuadraMed was not a party to any legal proceedings that, if decided adversely, would, individually or in the aggregate, have a material adverse effect on QuadraMed's business, financial condition or results of operations.

NOTE 8.  SEGMENT REPORTING

         QuadraMed aligns its operations into five segments for management reporting purposes. These segments are based on product functionality and shared target markets. This alignment allows management to more accurately measure financial performance by product/division and to establish greater management accountability. QuadraMed's five (5) business segments are (i) the Enterprise Division, (ii) the Health Information Management Software Division, (iii) the Health Information Management Services Division, (iv) the Financial Services Division and, (v) specialty product lines that have been discontinued or are not aligned with an operating division that are referenced as Other. The segment results reflected in the following tables have been reclassified to reflect this realignment for both current and prior year data. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies described in the Notes to the Financial Statements contained in QuadraMed's 2001 Annual Report on Form 10-K. QuadraMed evaluates financial performance by segment as summarized in the subsequent table. The financial results for these operating segments for prior years have been reclassified on an estimated basis to conform to the current presentation.

         The Enterprise Division offers QuadraMed's Affinity enterprise-wide information system products. With its full suite of applications, Affinity is designed to address a wide range of financial, patient, and clinical management needs of single- or multi-facility hospitals. Principally targeting acute care hospitals across the United States, the Affinity solution incorporates a patient-centered database designed to enable users to track each patient throughout the continuum of care. The system integrates financial information such as patient accounting and DRG/case mix with clinical data such as medical charting and plan of care to automate federal and state reporting, scheduling, registration, and medical records information. The Electronic Document Management solution is designed to allow users to create secure electronic patient folders that combine both computerized and scanned documents. The Master Population Index and Performance Measurement products are also reflected in this division.

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

         Although not reported as a business segment, QuadraMed also derives approximately four percent of its revenue from Specialty Products that are included in Other. Patient Focused Solutions ("PFS") provides productivity and staffing information principally for hospital nursing staff. Electronic Data Interchange ("EDI") interfaces with the hospital information system to download claims data automatically on a daily basis. Claims are edited onsite and formatted to payer-specific requirements.

Summary financial data by business segment follows for the three months ended March 31, 2002 and 2001 (in thousands):


                                                             For the Three Months Ended March 31, 2002

                                                            HIM          HIM        Financial    All Other   Consolidated
       Description                         Enterprise    Software      Services     Services        (1)          Total
----------------------------------------------------------------------------------------------------------------------------

                                         -----------------------------------------------------------------------------------
Total revenues                            $16,465       $ 7,328      $ 4,099       $  4,007      $  1,260      $  33,159
                                         ===================================================================================
Direct margin (loss) (2)                    4,529         2,249          392          1,595        (7,470)         1,295
Corporate shared expenses                    (666)         (887)        (121)          (121)        1,795              -
                                         -----------------------------------------------------------------------------------
Contribution margin (loss)                  3,863         1,362          271          1,474        (5,675)         1,295
                                         -----------------------------------------------------------------------------------
Interest income                                81            31           29             22             8            171
Interest expense                             (456)         (210)        (198)          (146)          (53)        (1,063)
                                         -----------------------------------------------------------------------------------
Interest income (expense), net               (375)         (179)        (169)          (124)          (45)          (892)
                                         -----------------------------------------------------------------------------------

Intangibles amortization                        -          (144)           -              -             -           (144)
Corporate overhead                         (2,001)         (919)        (871)          (639)        4,430              -
Other expense and taxes                         3             2            2              1            24             32
                                         -----------------------------------------------------------------------------------
Net income (loss)                         $ 1,490       $   122      $  (767)      $    712     $  (1,266)   $       291
                                         ===================================================================================

                                         -----------------------------------------------------------------------------------
Segment assets                            $30,454       $35,196      $ 9,790       $  8,190     $  52,315    $   135,945
                                         ===================================================================================

                                         -----------------------------------------------------------------------------------
Total depreciation and amortization (3)   $  (322)      $  (562)     $   (39)      $   (49)     $   (824)    $    (1,796)
                                         ===================================================================================

(1)  All other includes specialty products division, discontinued operations, and non-allocated expenses.
(2)  Direct margin represents segment results before interest, amortization of intangibles, taxes, and corporate overhead allocations.
(3)  Total depreciation and amortization is comprised of equipment depreciation and capitalized software amortization reflected in direct margin; debt offering costs as reflected in interest expense; and acquired software amortization which is reflected separately in the above schedule.



                                                                For the Three Months Ended March 31, 2001 (4)

                                                            HIM          HIM        Financial    All Other   Consolidated
       Description                         Enterprise    Software      Services     Services        (1)          Total
----------------------------------------------------------------------------------------------------------------------------

                                         -----------------------------------------------------------------------------------
Total revenues                            $  15,395     $  5,419     $   5,711     $    3,048   $    1,593   $     31,166
                                         ===================================================================================

Direct margin (loss)(2)                       2,680        1,303         1,680            931       (7,088)          (494)
Corporate shared expenses                      (652)        (371)         (423)          (113)       1,559              -
Contribution margin (loss)                    2,028          932         1,257            818       (5,529)          (494)

Interest income                                  54           19            22             15          441            551
Interest expense                               (619)        (300)         (345)          (229)        (165)        (1,658)
Interest income (expense), net                 (565)        (281)         (323)          (214)         276         (1,107)

Intangibles amortization                          -       (1,175)         (207)           (75)        (171)        (1,628)
Corporate overhead                           (1,525)        (920)         (788)          (491)       3,724              -
Other expense and taxes                         (30)         (14)          (13)           (11)        (641)          (709)
Income from discontinued operations               -            -             -              -        1,006          1,006
                                         -----------------------------------------------------------------------------------
Net income (loss)                         $     (92)    $ (1,458)    $     (74)    $       27   $   (1,335)  $     (2,932)
                                         ===================================================================================

                                         -----------------------------------------------------------------------------------
Segment assets                            $  25,796     $ 38,028     $  13,216     $    6,937   $   74,965   $    158,942
                                         ===================================================================================

                                         -----------------------------------------------------------------------------------
Total depreciation and amortization (3)   $    (501)    $ (1,532)    $    (270)    $     (124)  $     (931)  $     (3,358)
                                         ===================================================================================

(1)      All other includes specialty products division, discontinued operations, and non-allocated expenses.
(2)      Direct margin represents segment results before interest, taxes, and corporate overhead allocations.
(3)      Total depreciation and amortization is comprised of equipment depreciation and capitalized software amortization reflected in direct margin; debt offering costs as reflected in interest expense; and goodwill and acquired software amortization which is reflected separately in the above schedule.
(4)      March 31, 2001 results have been adjusted to be consistent with current period reclassification among business segments.


NOTE 9.  RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement updates and clarifies existing pronouncements relating to the classification and reporting of gains and losses from the extinguishment of debt, the treatment of sale-leaseback transactions and also makes technical corrections to existing pronouncements. The provisions of SFAS No. 145 are required to be applied starting with fiscal years beginning after May 15, 2002. QuadraMed is currently evaluating the effect that implementation of this new standard will have on its financial condition, results of operations and cashflows.

         In January 2002, the FASB issued EITF No. 01-14, Income Statement Characterization of Reimbursements for `Out-of-Pocket' Expense Incurred. The statement requires the inclusion of reimbursed expenses in revenue. QuadraMed has adopted this pronouncement, effective January 1, 2002 and has reclassified prior year condensed consolidated financial statements to be consistent.

         In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon acquisition. In addition, this statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. QuadraMed has adopted this pronouncement, effective January 1, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Introduction and Incorporation of Risk Factors

         In this Quarterly Report on Form 10-Q, QuadraMed Corporation ("QuadraMed") and its management discuss and make statements regarding their intentions, beliefs, and current expectations regarding QuadraMed's future operations and performance. Such statements are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often identified by words such as "anticipates," "believes," "expects," "will," "should" and "intends" and their negatives. QuadraMed and its management caution prospective investors that such forward-looking statements are not guarantees of future performance. Risks and uncertainties are inherent in QuadraMed's future performance. Factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, those discussed under "Business Risks" in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" in QuadraMed's Annual Report on Form 10-K for 2001 ("Annual Report"). Those portions of the Annual Report are incorporated by reference into this report. QuadraMed and its management make forward-looking statements based on currently available information and assume no obligation to update these statements due to changes in underlying factors, new information, future developments, or otherwise.

Results of Operations

Revenues

         Total revenue for the first quarter 2002 of $33.2 million was $2.0 million, or 6.4% over the corresponding 2001 first quarter. QuadraMed adopted EITF No. 01-14, "Income Characterization of Reimbursements for Out-of-Pocket Expenses Incurred," as of January 1, 2002 with associated reclassification of prior periods. This accounting change requires billable reimbursed out-of-pocket expenses to be reported as both revenue and cost of goods sold. Prior to the adoption of EITF No. 01-14, these amounts were offset against one another within the respective expense accounts. While there is no net income (loss) impact, combined gross margins for the three-month ended March 31, 2002 and 2001 are reduced by 1.9 and 2.6 percentage points, respectively.

         Licenses. License revenue includes license, installation, consulting and post-contract support fees, third-party hardware and software sales, and other revenues related to the licensing of software products. License revenues in the first quarter of fiscal 2002 were $22.1 million, an increase of $2.3 million or 11.7% over $19.8 million in the first quarter of fiscal 2001. The increase principally represents growth for the Enterprise and Health Information Management Software segments of 7.0% and 36.0%, respectively. With the exception of modest, inflation-sensitive price increases for maintenance contracts, revenue growth was derived principally from increased software sales.

         Services. Service revenues were $11.1 million in the first quarter of fiscal 2002, a decrease of $0.3 million or 2.9% from $11.4 million in the first quarter of fiscal 2001. The cancellation of several hospital outsourcing contracts in the Health Information Management Services segment in late 2000 that still contributed revenue in the first quarter of 2001 was the primary reason for the comparative decline in service revenue. This decline was partially offset by an increase in the Financial Services segment, which achieved a 31% growth in revenue over the same period in 2001. Early in 2001, QuadraMed terminated the CPR services line within the Financial Services segment due to lack of profitability and concentrated on the accounts receivable and managed care payment review services.

Operating Expenses

         Cost of Licenses. Cost of licenses consists primarily of salaries, benefits, and allocated costs related to software installations, hardware costs, and royalties to third parties. Cost of licenses in the first quarter of 2002 of $6.6 million represented an increase of $0.8 million, or 14%, over the 2001 level of $5.8 million principally as a result of the increased revenue. The resultant gross margin on license revenue was 70.3%, a slight decrease of 0.6 percentage point below the 2001 level of 70.9%.

         Cost of Services. Cost of services includes expenses associated with services performed in connection with the health information management, business office outsourcing, compliance and consulting services, and accounts receivable management. Cost of services in the first quarter of fiscal 2002 of $5.4 million were $0.3 million or 4.9% below the 2001 level of $5.7 million, reflecting a combination of lower revenue and expense reductions. The gross margin earned on services revenue in 2002 was 50.8%, 1.0 percentage point more than the 2001 level of 49.8%, reflecting a shift in mix to Financial Services revenue, which earns higher margins than HIM Services.

         General and Administration. General and administration expenses were $11.0 million in the three months ended March 31, 2002, a decrease of 12.5% compared to $12.6 million in 2001. As a percentage of total revenues, general and administration expenses decreased 7.2 percentage points to 33.3% in 2002, compared to 40.5% in 2001. The decrease in expenses was principally the result of lower salary and related expenses resulting from a lower average staffing level and reduced professional and legal fees.

         Sales and Marketing. Sales and marketing expenses increased in the first quarter of fiscal 2002 to $4.9 million, compared to $3.6 million in three-months ended March 31, 2001. As a percentage of revenue, these expenses increased 3.3 percentage points to 14.8% in 2002 from 11.5% in 2001. The increase in sales and marketing was due principally to the increase in the sales force in each segment and higher commissions on the increased revenue.

         Research and Development. Research and development expenses in the three months ended March 31, 2002 were $3.9 million, compared to $4.0 million in the first quarter of fiscal 2001. As a percentage of revenue, the decrease was 0.9 percentage points to 11.9% in 2002 from 12.8% in 2001. While research and development expenses were essentially flat, the level of research and development investments increased with the funding of development for QuadraMed's Affinity Clinical and Quantim products. During the quarter, QuadraMed capitalized $0.9 million in development costs compared to zero in the first quarter 2001.

         Amortization of Intangibles. Amortization of Intangibles declined to $0.1 million in 2002 from $1.6 million in 2001 as QuadraMed adopted SFAS No. 142, Goodwill and Other Intangible Assets, and did not amortize goodwill during the three months ended March 31, 2002.

Interest Expense

         Interest expense, net of interest income, was $0.9 million and $1.1 million in the first quarter of fiscal 2002 and 2001, respectively. This decline in interest expense was principally due to the decrease in debentures outstanding resulting from repurchases/retirements made in 2001.

Provision for Income Taxes

         Provision for income taxes was zero and $0.1 million in the three-months ended March 31, 2002 and 2001, respectively. The provision for income taxes was primarily due to state and alternative minimum tax liabilities on certain of QuadraMed's legal entities. For financial reporting purposes, a 100% valuation allowance has been recorded against QuadraMed's deferred tax assets under SFAS No. 109, Accounting for Income Taxes.

Income from Discontinued Operations

         QuadraMed recorded income from discontinued operations of $1.0 million for the three months ended March 31, 2001, related to the first quarter earnings of the EZ-CAP business that was divested on August 31, 2001.

Liquidity And Capital Resources

         At March 31, 2002, QuadraMed held $30.6 million in cash and cash equivalents, $2.4 million in short-term investments, $4.4 million in restricted cash, and $1.1 million in long-term investments, totaling $38.5 million.

         Net cash provided by operating activities was $0.8 million in the first quarter of fiscal 2002 compared to $5.5 million in first quarter of fiscal 2001. This decrease in cash provided by operations is driven principally by a significant increase in incentive bonus payments to all levels within QuadraMed and a smaller increase in deferred revenue during the quarter compared to 2001 because of improved billing practices adopted in 2001.

         Net cash used in investing activities was $1.8 million in 2002, a decrease of $12.0 million compared to $10.2 million provided for investing activities in 2001. Majority of the cash provided in 2001 was primarily related to the maturity of short-term investments, compared to zero in 2002. Additionally, $0.9 million of software development costs was capitalized in 2002, while no capitalization costs occurred in the first quarter 2001.

         Net cash provided by financing activities was $1.8 million during the three months ended March 31, 2002, compared to $0.2 million used in financing activities in 2001. The 2002 result principally reflected $1.8 million in cash proceeds from the exercise of options to purchase common stock.

         The following table summarizes financial data for contractual obligations and other commercial commitments as of March 31, 2002 (in thousands):


                                                                     Payments Due by Period
                                                      ------------------------------------------------------

                                                         1 year        2-3          4-5         After 5
Contractual Obligations                     Total       or less       years        years         years
------------------------------------------------------------------------------------------------------------
Long-term debt                         $    87,264       $ 3,870     $ 7,740       $ 75,654            -
Capital lease obligations                       97            78          19              -            -
Operating leases                            30,110         4,792       8,066          5,861       11,391
Other long-term obligations                  7,775             -           -              -        7,775
                                       ---------------------------------------------------------------------
    Total contractual cash obligations $   125,246       $ 8,740     $15,825       $ 81,515     $ 19,166
                                       =====================================================================

                                                               Amount of Commitment Expiration
                                                                         Per Period
                                                   --------------------------------------------------------

                                          Total
                                         Amounts      1 year          2-3            4-5        After 5
Other Commercial Commitments            Committed     or less        years          years        years
-----------------------------------------------------------------------------------------------------------
Standby letters of credit             $      4,356       $ 1,136     $   100              -     $  3,120
                                      ---------------------------------------------------------------------
    Total commercial commitments      $      4,356       $ 1,136     $   100              -     $  3,120
                                      =====================================================================


         QuadraMed believes that it will have sufficient liquidity and operating cash flows to fund its scheduled debt service and other obligations for the foreseeable future.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

         QuadraMed's exposure to market risk for changes in interest rates primarily relates to its investment portfolio. It is QuadraMed's intent to ensure the safety and preservation of its invested principal funds by limiting default risk, market risk, and reinvestment risk. QuadraMed invests in high-quality issuers, including money market funds, corporate debt securities, and debt securities issued by the United States government. QuadraMed has a policy of investing in securities with maturities of two years or less. QuadraMed does not invest in derivative financial or foreign investments. The table below presents fair values of principal amounts and weighted average interest rates for QuadraMed's investment portfolio as of March 31, 2002, (in thousands, except average interest rates):


                                                                          Aggregate    Weighted Average
                                                                         Fair Value    Interest Rate
Cash and cash equivalents:
      Cash.........................................................       $ 6,834
      Money Market funds...........................................       $23,735         1.63 %
                                                                          -------
           Total cash and cash equivalents.........................       $30,569
Short-term investments:
      Corporate debt securities....................................       $ 2,380         1.70 %
      Debt issued by the U.S. government...........................       $    33         6.44 %
                                                                          -------
           Total short-term investments............................       $ 2,413
Long-term investments:
      Corporate debt securities....................................       $    59         6.18 %
      Debt securities issued by the U.S. government................       $   524         5.05 %
                                                                          -------
           Total long-term investments.............................       $ 1,120
                                                                          =======

Outstanding Debt.

         As of March 31, 2002, QuadraMed had outstanding long-term debt of $73.7 million, consisting of its Debentures that mature as follows (in thousands, except average interest rates):

           Maturity                       Carrying                      Fair                 Weighted Average
             Date                          Amount                      Value                   Interest Rate
             ----                          ------                      -----                   -------------
             2005                          $73,719                    $59,712                      5.25%

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


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         In the normal course of business, QuadraMed is involved in litigation relating to claims arising out of its operations. QuadraMed does not believe that the ultimate resolution of any pending proceeding will have a material adverse effect on its business, financial condition, or results of operations.


Item 6.  Exhibits and Report on Form 8-K

(a) The following documents are filed as a part of this Quarterly Report on Form 10-Q.

         1.       Financial Statements.


                  The interim consolidated financial statements contained herein.

         2.       Financial Statement Schedule.

                  Exhibits. Reference is made to Item 14(c) of this Annual Report on Form 10-K.

(b) Reports on Form 8-K. QuadraMed filed the following reports on Form 8-K during the first quarter ending March 31, 2002:


     (i) Form 8-K dated April 5, 2002, reporting a change in independent public accountants.

(c)      Exhibits:

         The exhibits listed on the accompanying Exhibits Index or incorporated by reference are filed as part of this Annual Report.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this form to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Quadramed corporation




Date:  May 14, 2002                 By:  /s/ Lawrence P. English
                                        -------------------------------------
                                         Lawrence P. English
                                         Chairman and Chief Executive Officer



                                     By: /s/ Mark N. Thomas
                                         ------------------------------------
                                         Mark N. Thomas
                                         Chief Financial Officer and Chief
                                         Accounting Officer




EXHIBIT INDEX

2.1 Securities Purchase Agreement dated as of May 5, 2000, by and among QuadraMed Corporation, QuadraMed Operating Corporation, Certain Investors and ChartOne, Inc. (6)

2.2.1 Asset Contribution Agreement dated as of May 3, 2000, by and among QuadraMed Corporation, QuadraMed Operating Corporation and ChartOne, Inc. (6)

2.2.2 Asset Purchase Agreement, by and among, QuadraMed Corporation, QuadraMed Operating Corporation, OAO Technology Solutions, Inc., and OAO Transaction, LLP, dated as of August 16, 2001. (11)

3.4      Amended and Restated Bylaws of QuadraMed. (1)

3.5      Third Amended and Restated Certificate of Incorporation of
         QuadraMed. (3)

3.6 Amended and Restated Certificate of Incorporation of QuadraMed, amended January 28, 2002.

4.1      Reference is made to Exhibits 3.4 and 3.5. (1) (3)

4.2      Form of Common Stock certificate. (1)

4.11     Form of Warrant to Purchase Common Stock. (1)

4.15 Subordinated Indenture, dated as of May 1, 1998, between QuadraMed and The Bank of New York. (4)

4.16 Officers' Certificate delivered pursuant to Sections 2.3 and 11.5 of the Subordinated Indenture. (2)

4.17 Registration Rights Agreement dated April 27, 1998, by and among QuadraMed and the Initial Purchasers named therein. (2)

4.18     Form of Global Debenture. (2)

4.19     Form of Certificated Debenture. (2)

4.21 Registration Rights Agreement dated December 23, 1998, by and between QuadraMed and the shareholders listed therein. (5)

4.22 Registration Rights Agreement, dated as of March 3, 1999, by and among QuadraMed Corporation and the stockholders of The Compucare Company named therein. (4)

10.2     1996 Employee Stock Purchase Plan of QuadraMed. (1)

10.3     1996 Stock Incentive Plan of QuadraMed. (l)

10.3     Summary Plan Description, QuadraMed Corporation 401(k) Plan. (1)

10.4 Form of Indemnification Agreement between QuadraMed and its directors and executive officers. (1)

10.4 Amendment of Separation Agreement effective as of July 31, 2001 between James D. Durham and QuadraMed. (12)

10.5     1999 Supplemental Stock Option Plan for QuadraMed. (14)

10.5 Amendment of Employment Agreement dated September 20, 2001 between Lawrence P. English and QuadraMed. (13)

10.6 Amendment of Employment Agreement dated September 20, 2001 between Michael H. Lanza and QuadraMed. (13)

10.64 Separation Agreement dated June 12, 2000, between James D. Durham and QuadraMed. (7)

10.65 Separation Agreement dated June 12, 2000, between John V. Cracchiolo and QuadraMed. (7)

10.66 Employment Agreement dated June 12, 2000, between Lawrence P. English and QuadraMed. (7)

10.67 Employment Agreement dated May 12, 2000, between Mark Thomas and QuadraMed. (7)

10.67 Employment Agreement dated August 16, 2000, between Dean Souleles and QuadraMed. (9)

10.68 Employment Agreement dated September 18, 2000, between Michael H. Lanza and QuadraMed. (8)

10.7 Amendment of Employment Agreement dated September 20, 2001 between Dean Souleles and QuadraMed. (13)

10.8 Amendment of Employment Agreement dated September 20, 2001 between Mark N. Thomas and QuadraMed. (13)

10.9 Amendment of Employment Agreement dated September 20, 2001 between Michael S. Wilstead and QuadraMed. (13)

(1) Incorporated herein by reference from the exhibit with the same number to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the Commission on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the Commission on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.

(2) Incorporated by reference from our Registration Statement on Form S-3, No. 333-55775, as filed with the Commission on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the Commission on June 17, 1998.

(3) Incorporated by reference from the exhibit with the same number to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the Commission on August 14, 1998, as amended on August 24, 1988.

(4) Incorporated herein by reference from our Current Report on Form 8-K/A filed with the Commission on March 22, 1999.

(5) Incorporated herein by reference from our Registration Statement on Form S-3, No. 333-80617, as filed with the Commission on June 14, 1999, as amended by Amendment No. l thereto, as filed with the Commission on August 4, 1999.

(6) Incorporated herein by reference from exhibit with the same number to our Current Report on Form 8-K filed with the Commission on June 22, 2000.

(7) Incorporated herein by reference from the exhibit with the same number to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the Commission on August 14, 2000.

(8) Incorporated herein by reference from the exhibit with the same number to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Commission on November 15, 2000.

(9) Incorporated herein by reference from the exhibit with the same number to our Current Report on Form 8-K filed with the Commission on November 6, 2000.

(10) Incorporated herein by reference from our annual report on Form 10-K, as filed with the Commission on March 30, 2000, as amended by May 1, 2000.

(11) Incorporated herein by reference from our Current Report on Form 8-K, as filed with the Commission on August 21, 2001.

(12) Incorporated herein by reference from the exhibit with same number to our Quarterly Report on Form 10-Q as filed with the Commission on August 14, 2001.

(13) Incorporated herein by reference from the exhibit with same number to our Quarterly Report on Form 10-Q as filed with the Commission on November 14, 2001.