Form 10-K/A
period 2001-12-31
QUADRAMED CORP
filed 2003-06-06
CIK 1018833

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A
                               Amendment No. 1

(Mark One)
[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange
    Act Of 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                      OR

[ ] Transition Report Pursuant To Section 13 Or 15(D) Of The Securities
    Exchange Act Of 1934

                FOR THE TRANSITION PERIOD FROM _____ TO _____

                       Commission File Number:  0-21031

                            QUADRAMED CORPORATION

            (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                 52-1992861
      (State or Other Jurisdiction of        (IRS Employer Identification No.)
       Incorporation or Organization)


   22 PELICAN WAY, SAN RAFAEL, CALIFORNIA                  94901
  (Address of Principal Executive Offices)               (Zip Code)

                                (415) 482-2100
             (Registrant's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Act:  NONE

           Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, $0.01 Par Value Per Share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 18, 2002 was approximately $234,097,000 (based upon the closing price for shares of the Registrant's common stock as reported on the Nasdaq SmallCap Market for March 18, 2002). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act) Yes [ ] No [X]

     On March 18, 2002, 27,125,900 shares of the Registrant's common stock, $0.01 par value per share, were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders held on April 29, 2002 are incorporated by reference in Part III, Items 10 to 13, of this Form 10-K/A.

===============================================================================

                               Explanatory Note

     This amendment on Form 10-K/A (the "Amended Report") amends and restates items 1, 6, 7, 8 and 14 of the Annual Report of QuadraMed Corporation ("QuadraMed", the "Company", "we" or "us") on Form 10-K previously filed for the year ended December 31, 2001 (the "Prior Report"). Subsequent to the issuance of our financial statements on the Prior Report, we discovered accounting and financial reporting errors affecting such financial statements. Many of these errors related to revenue recognition, valuation of marketable investments, stock-based compensation and the classification of capitalized software development costs, discontinued operations and non-recurring charges. We have determined that these errors require the restatement of certain of our previously reported financial statements. This amendment restates our financial statements as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999. The circumstances necessitating the restatement and their effects are more fully described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Amended Report.

     This Amended Report also includes certain additional disclosures required by the Staff of the Securities and Exchange Commission. We are also filing with this Form 10-K/A, as Exhibits 99.1 and 99.2, the certifications of Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

     Except for the items noted above and updates to items 3 and 5 (a) of the Prior Report to reflect subsequent events, the information provided in this Amended Report is the same as that provided in the Prior Report. We direct you to refer to the other reports we file with the Securities and Exchange Commission from time to time after the date of this report for our more current information, including "Risk Factors that May Impact Future Operating Results."



                            QUADRAMED CORPORATION

                        2001 FORM 10-K/A ANNUAL REPORT

                              TABLE OF CONTENTS
                                                                           Page
                                                                           ----
PART I.....................................................................  1
  Item 1  Business.........................................................  1
  Item 2  Properties....................................................... 12
  Item 3  Legal Proceedings................................................ 12
  Item 4  Submission of Matters to a Vote of Security Holders.............. 13

PART II.................................................................... 13
  Item 5  Market for Registrant's Common Equity and Related Stockholder
            Matters........................................................ 13
  Item 6  Selected Financial Data.......................................... 15
  Item 7  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................... 15
  Item 7A Quantitative and Qualitative Disclosures About Market Risk....... 41
  Item 8  Financial Statements and Supplementary Data...................... 42
  Item 9  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure........................................... 42
PART III................................................................... 42
  Item 10 Directors and Executive Officers of the Registrant............... 42
  Item 11 Executive Compensation........................................... 42
  Item 12 Security Ownership of Certain Beneficial Owners and Management... 42
  Item 13 Certain Relationships and Related Transactions................... 42

PART IV.................................................................... 43
  Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K. 43


                                    PART I

Cautionary Statement on Risks Associated With Forward-Looking Statements

     This Amended Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "predict," "intend," "plan," "estimate," "may," "will," "should," "could," and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement.

     We advise investors that we discuss other risks and uncertainties that could cause our actual results to differ from these forward-looking statements in this Form 10-K/A under "Business Risks" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


Item 1.  Business
------   --------
Restatement of Financial Statements
-----------------------------------

     The Consolidated Financial Statements included in this Form 10-K/A have been restated, as more fully described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
--------

     We were incorporated in September 1993 in California under the name QuadraMed Corporation and reincorporated in Delaware in 1996.

     We initiated a new branding strategy in 2001 that included the adoption of a new trademark, "We do technology. So you can do healthcare (tm)". The strategy classified our healthcare technology products and services into four sub-brands, corresponding to the four distinct categories of hospital decision-makers who purchase our products:

     o Affinity(r) Healthcare Information Systems, which are generally purchased in a committee decision involving hospital boards, chief executive officers, chief financial officers, chief medical officers, chief information officers, and outside consultants;

     o Quantim(r) Health Information Management Software, which is generally procured by health information management professionals, chief financial officers, chief information officers, and outside consultants;

     o Complysource(r) Software and Service Solutions, which are generally engaged by health information management professionals, compliance and legal officers, and outside legal counsel; and,

     o Chancellor(tm) Financial Products and Services, which are generally secured by chief financial officers and revenue officers.

     We are dedicated to developing information technology and providing consulting services that help healthcare professionals improve productivity and deliver patient care. During 2001, management's strategy consisted of continued expense discipline, increased sales activity to improve revenue growth, and development and investment in our key products. In management's view, these results illustrate the effectiveness of our strategy over the eighteen (18) months ended December 31, 2001 in focusing on the following:

     o Integrating business units from the 28 acquisitions made between 1993 and 1999;

     o Reducing overall expenses;

     o Reducing debt;

     o Increasing revenues;

     o Selling non-strategic assets;

     o Investing in research and development; and,

     o Instituting key financial and operational improvements.

     In 2000, our operations were realigned into 5 distinct business segments. With the sale of the EZ-CAP managed care software business in August 2001, we are now managed in 4 distinct business segments. Although not reported as a business segment, approximately 4% of our revenue was generated from specialty product lines that are not aligned with an operating division. The 4 segments are as follows:

     o Enterprise Division, which provides acute care hospitals with Affinity
       -------------------
       integrated enterprise information systems to manage patient registration, clinical, and financial information and related products;

     o Health Information Management Software Division, which provides acute
       -----------------------------------------------
       care hospitals and physician practices with health information management systems to manage coding, compliance, abstracting and record management processes;

     o Health Information Management Services Division, which provides (i)
       -----------------------------------------------
       Health Information Interim Management, Management Consulting, and Department Outsourcing services; (ii) Coding and Education services;
       (iii) Complysource Regulatory Compliance services; and (iv) Complysource HIPAA Regulatory Compliance services; and,

     o Financial Services Division, which identifies and collects accounts
       ---------------------------
       receivables for hospitals and medical groups and provides other Chancellor products and services.


Technology and Product Development Strategy
-------------------------------------------

     We are continuously engaged in the design and development of new products and enhancements to our existing products. Our research and development is guided by the following technology trends that affect software producers and consumers:

     o Computing power, storage capacity, and network bandwidth have in the past and may continue to double every 18, 12, and 6 months, respectively;

     o The Internet and distributed computing have had and will likely continue to have a significant impact on the way software is developed and delivered; and,

     o Web-native applications with a clean Internet architecture will likely have a significant role in the future.

     In 2001, we focused on the development of new web-native applications (designed to run in a web browser) built on n-tiered architecture (developed in discrete layers separating the user interface from the business rules and data storage to provide maximum platform independence) in two product areas:

     o In the Affinity product line, a prototype Computerized Physician Order Entry ("CPOE") system, used to assist physicians in clinical decision-making and improve patient safety, was completed. Designed with the assistance of human factors engineers and extensive usability testing, once operational it will be able to be deployed in a flexible manner on a variety of platforms, ranging from traditional PC desktops to wireless handheld tablet computers and personal digital assistants; and,

     o In the Quantim product line, development was started on a single, fully-integrated web-native platform that improves and combines the functionality of several existing health information management product offerings in coding, compliance, abstracting and record management. Quantim is designed to provide seamless integration with a consistent look and feel using one platform to provide an end-to-end health information management solution.

     Our product research and development spending during 2001 declined due to the elimination of corporate research and development projects to shift to a focus on specific product line development, elimination of support costs for discontinued products, and the termination of several product development efforts that were not critical to our core strategies.

Description of Operating Division Products and Markets
------------------------------------------------------

Enterprise Division
-------------------

     Our Enterprise Division provides hospitals, particularly acute care hospitals, with integrated enterprise information systems to manage patient registration, clinical, and financial information. Our Enterprise Division products are sold only in the United States, and the division's primary offices are in Reston, Virginia; Irvine, California; and Neptune, New Jersey.

     Affinity(r) is the Enterprise Division's core product. For the last 5 consecutive review periods, Affinity has been selected as the top "Major Acute Care" software solution in a survey of approximately 3,500 hospital chief information officers and department directors, as reported by KLAS Enterprises in its Healthcare IT Top 20 report. Development of Affinity began in 1989. It was first released in 1991 by The Compucare Company ("Compucare"), which we acquired in 1999.

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

     Affinity's comprehensive and integrated product suite is comprised of 70 applications divided into four major functional and infrastructure areas:

     o Affinity Patient Information Management;

     o Affinity Clinical Care Management;

     o Affinity Patient Revenue Management; and,

     o Affinity Financial Management.

     Affinity clients typically purchase "core" applications, such as Registration, Medical Records, Patient Accounting, and Order Management. In addition to "core" applications, clients frequently purchase additional Affinity applications that are designed to:

     o Streamline their workflow processes;

     o Reduce administrative expenses;

     o Improve the speed and accuracy of billing processes; and,

     o Assist in clinical decision-making and documentation.

     Affinity's development cycle includes one major annual release to customers and up to four "update" releases. Content for the annual releases typically focuses on 5 major categories:

     o Regulatory enhancements required by federal and state mandates;

     o Strategic enhancements to the breadth and depth of functionality;

     o User group enhancements voted on by Affinity customers pursuant to customer support agreements;

     o Corrective maintenance to repair code; and,

     o Modification retrofits funded by customers.

     In 2001, a prototype Affinity CPOE system, used to assist physicians in clinical decision-making and improve patient safety, was completed. It was successfully delivered to its beta site, Great Plains Medical Center, in October 2002 and will be generally available starting in the second quarter of 2003. Designed with the assistance of human factors engineers and extensive usability testing, it is designed to be deployed in a flexible manner on a variety of platforms, ranging from traditional PC desktops to wireless handheld tablet computers and personal digital assistants. In January 2002, QuadraMed and Oracle Corporation announced a strategic healthcare software development agreement under which we became the first member of the Oracle Healthcare Partner Initiative and agreed to develop our Affinity advanced clinical applications on the Oracle Healthcare Transaction Base, a web-native service architecture and development platform focused on individuals and based on industry standards such as Health Level Seven, version 3. We entered the agreement to address the evolving needs of certain of our IDN customers.

     Affinity is currently installed in 153 hospitals in 32 states and Canada. Hospitals generally use committees to make major information technology purchase decisions. Consequently, purchase decisions are often slow to be made. The average sales cycle for Affinity is typically 12 to 18 months from initial contact to contract execution. Affinity sales are normally generated from 6 major sources:

     o Requests for proposals sent directly to us by the hospital or its retained consultant;

     o Referrals and recommendations from consulting firms;

     o Healthcare trade shows;

     o Our sales force;

     o Telemarketing; and,

     o Direct mail.

     In addition to Affinity, our Enterprise Division also markets an electronic document imaging and management system or "EDM", and a suite of Master Population Index ("MPI") Software and Services (MPIspy(r), SmartID(r), SmartMerge(r), MPI Cleanup), which enable the identification, correction, and elimination of duplicate patient records in a facility's master population index. In January 2001, the division also began selling our Chancellor Decision Support tools, which includes: Contract Management, a managed care contract management system; Performance Measurement, a clinical and financial outcome analysis and decision support system; and, Clinical Outcome Practice Evaluator ("COPE"), which electronically captures, abstracts, and enters data required for Core Measures of the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO").

     The following table provides a list of the major products and services offered by our Enterprise Division:



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

Affinity Professional Services             o Consulting Services
                                           o Interface and Conversion Services
                                           o Systems Operations Management
                                             Services
                                           o Query Services
                                           o Customer Training Courses
                                           o Professional Services

Affinity Electronic Document Management    o Medical Records
                                           o Patient Accounting
                                           o ColdView
                                           o Human Resources
                                           o Workflow

Affinity MPI Integrity Management          o MPIspy
                                           o SmartMerge
                                           o PreciseID Patient Search Algorithm

Chancellor Decision Support                o Contract Management
                                           o Performance Measurement
                                           o Clinical Outcome Practice
                                             Evaluator ("COPE")


     We primarily market our Enterprise Division products to acute care hospitals. The non-federal acute care market consists of approximately 5,000 hospitals within the United States (American Hospital Association Statistics,
2001). Differentiation within this market is by locale (rural/urban) and bed size (number of beds). Approximately 2,800 hospitals are located in urban areas and approximately 2,200 are located in rural areas. Hospitals with fewer than 200 beds constitute approximately 71% of the total acute care market and account for approximately 20% of the aggregate expenditures by acute care hospitals on information technology. Hospitals with more than 200 beds constitute approximately 29% of the acute care hospital market and account for approximately 80% of acute care hospital spending on information technology. The acute care hospital market is mature and has been in the process of consolidating over the past several years. Consequently, we believe that the greatest sales opportunities for our Enterprise Division between now and 2005 will be in the replacement market for legacy healthcare information systems. Given Affinity's functional flexibility and ability to interface with other clinical systems, we believe that we have significant opportunities in the 200-bed or larger hospital market.

     From 1998 to 2000, hospital information system sales as a whole slowed due to expenditures on 2000 remediation, industry consolidation, and generally poor economic conditions for hospitals primarily due to reimbursement issues associated with managed care contracts and the Balanced Budget Act of 1997. We believe that demand for our Enterprise Division products will increase in the short term given that government regulatory bodies and the news media continue to scrutinize patient safety issues, which increase the need to reduce clinical error and improve quality measures. In addition, we believe that shortages of medical professionals, particularly in nursing, ancillary, and health information management departments, will increase the need for hospitals and other healthcare providers to acquire health information systems that reduce clinical errors, increase hospital efficiencies, reduce administrative cost, and improve the speed and accuracy of billing processes.

Health Information Management Software Division
-----------------------------------------------

     Our Health Information Management Software Division provides acute care hospitals and physician practices with health information management systems to manage coding, compliance, abstracting and record management processes. The unique combination of complimentary solutions is designed to significantly improve the business of healthcare. The Health Information Management software solutions are designed to generate operational efficiencies, improve cash flow and measure the cost and quality of care. Our Health Information Management Products fall into 4 main areas:

     o Compliance Management;

     o Coding and Reimbursement Management;

     o Abstracting; and,

     o Record Management.

     Our Health Information Management Software Division products are sold in the United States, Puerto Rico, and Canada, and its main offices are in Alameda and San Marcos, California.

     Our new Quantim Health Information Management software products are based on an enterprise n-tiered architecture that supports a variety of database engines, including Microsoft SQL Server and Oracle Enterprise Edition. In 2001, we started development on a single, fully integrated, web-native platform for the Health Information Management product suite that would significantly improve and combine the functionality of several existing health information management product offerings in coding, compliance, abstracting, and record management. The first products to be offered on this new platform, Quantim Inpatient and Outpatient Compliance, were delivered to the beta site in the fourth quarter of 2001 and became generally available for purchase in February 2002.

     Our abstracting solutions enable healthcare facilities to accurately collect and report patient demographic and clinical information. Our current abstracting solutions include WinCODER+CS and the Cascade Master Systems. Both products provide the customer the ability to calculate inpatient and outpatient hospital reimbursements and customize data fields needed for state, federal, and JCAHO regulatory requirements. Standard and custom reports provide the customer the ability to generate facility-specific statistical reporting used for benchmarking, outcomes and performance improvement, marketing, and planning. Quantim Abstracting, currently in development, will provide healthcare providers the flexibility to customize their abstracting workflow to meet their data collection reporting needs. When purchased with Quantim Coding and Quantim Compliance, Quantim Abstracting will provide an integrated solution that enables the user to access both the Coding and Compliance tools within a patient encounter.

     Our coding software products, Quantim Facility Coding and Physician Coding as well as the legacy products of nCoder+, nCoder+MD, WinCoder+ and Cascade Encoder, identify ICD-9-CM and HCPCS/CPT codes to classify diagnosis and procedure codes and facilitate the calculation of hospital and physician service reimbursement. The encoding methodology is "knowledge-based" and adheres to the U.S. Department of Health and Human Services Office of the Inspector General ("OIG") recommended use of the ICD-9-CM Official Coding Guidelines. The encoding tools include official coding protocols, integrated OIG recommended references, and data quality edits, designed utilizing the professional knowledge of our credentialed health information management professionals.

     We targeted our legacy-based coding products primarily to hospitals with less than 200 beds, which represent approximately 71% of the approximately 5,000 non-federal acute care hospitals. With the introduction of the new Quantim software architecture, the scalability and web-native platform allow us to effectively market to the entire acute care market to include large hospitals and IDNs. We market a specialized coding product, nCoder+/PTF, for Veterans Administration facilities. In December 2001, we established a new marketing unit for sales to governmental agencies. In addition to facility coding products, we also sell a third party specialized coding product for the commercial physician market, nCoder+MD. We believe that significant opportunities exist in the physician market for coding product sales. We also believe that new opportunities for our coding products could develop with the anticipated implementation of ICD-10. This new coding classification system is expected to require the modification of coding, billing, and data collections systems and the conversion of statistical information for proper clinical reporting and claims submission. The Quantim architecture is designed to accommodate the ICD-10 classification system and the knowledge based approach is recommended by the American Health Information Management Association ("AHIMA") in facilitating a smooth transition from ICD-9 to ICD-10.

     Our Compliance Management products included our legacy inpatient (IP Facts), outpatient (OP Facts), and Ambulatory Patient Classifications (Analyzer+) compliance modules through 2001, with the introduction of the new compliance management products Quantim Outpatient, Quantim Inpatient and Quantim APC Compliance in 2002. The Quantim Compliance product line is designed to conduct automated prospective and retrospective reviews of all inpatient and outpatient claims data (UB92). The screenings within the Quantim Compliance Management tools include OIG and internally designed targets aimed to provide data quality, coding accuracy, and appropriate reimbursement. In addition to identifying claims with potential errors prior to billing, these tools work in conjunction with an organization's coding and billing compliance program to identify patterns in coding and physician documentation. Results of the auditing and monitoring activities are represented in executive reports summarizing clinical and financial results as well as detailed reports providing information needed to target specific areas for review. We also offer a compliance tool to screen professional fees and services (HCFA1500), Quantim ProFEE Compliance Suite to all Veteran's Administration facilities.

     Our primary market for Quantim Compliance products is the acute care hospital market. Market studies show that growth for the compliance market increased from 34% in 1999 to 39% in 2001, one of the fastest growth segments in the HIM industry market. We also believe that the advent of the Outpatient Prospective Payment System and APCs may provide additional opportunities for our Quantim Outpatient Compliance tool.

     Our record management product, MEDREC Millennium(r), automates the record tracking and location functions, monitors record completeness, and facilitates the release of information process within health information management departments. This product assists healthcare facilities in properly completing records pursuant to JCAHO, state, federal, and medical staff bylaw requirements. Our record management solution consists of these main modules that are sold individually or as a product suite and interface with a facility's patient information system. The primary market for our record management solution is acute care hospitals. The MEDREC Millennium Suite includes distinctive features for IDNs, outpatient providers, and Veterans Administration facilities. These tools are designed to monitor a facility's adherence to patient privacy, disclosure, and patient bill of rights requirements.

     The following table provides a list of software products offered by our Health Information Management Software Division:


Compliance Management                      o Inpatient Compliance - Quantim
                                             Inpatient Compliance, IP Facts
                                           o Outpatient Compliance - Quantim
                                             Outpatient Compliance, OP Facts
                                           o APC Compliance - Quantim APC
                                             Compliance, Analyzer+
                                           o VHA ProFee Compliance Suite
                                           o Auditing Services

Coding and Reimbursement Management        o Physician Coding - Quantim
                                             Physician Coding, nCoder+MD
                                           o Facility Coding - Quantim Facility
                                             Coding, nCoder+, Cascade Encoder
                                           o VA Coding - nCoder+/PTF

Abstracting                                o WinCoder CS
                                           o Cascade Master System

Record Management                          o MEDREC Millennium Record
                                             Management
                                              o Chart Completion
                                              o Chart Locator
                                              o Correspondence Management
                                              o Enterprise Search and Reporting
                                              o Electronic Signature
                                           o Quantim Correspondence Management

Complysource Regulatory Compliance         o Compliance Assessment and
                                             Management Tool

Complysource HIPAA Compliance              o HIPAA Assessment and Management
                                             Tool


     Our Health Information Management Software Division also markets our Quantim Education and Training Services, which were part of the former EZ-CAP business. This business provides seminars for doctors and medical professionals in three formats: (i) direct marketing seminars that are conducted in various locations throughout the country on various subjects, such as billing collection, coding, and patient satisfaction; (ii) on-site education seminars that are performed by request at hospitals and other healthcare organizations; and, (iii) on-line education seminars that are 100% Internet based, with particular emphasis on coding certification for health information management professionals.

Health Information Management Services Division
-----------------------------------------------

     Our Health Information Management Services Division provides the following services:

     o Health Information Interim Management. We provide both short-term and long-term interim management for hospital health information departments. Minimum contract terms for these services are typically three months. Through this service, we provide hospitals with qualified, experienced managers;

     o Health Information Management Consulting Services. We provide qualitative or quantitative health information project management and consulting services to hospitals. Examples of services are JCAHO accreditation review preparation, departmental reviews and assessments, and implementation of services or systems;

     o Health Information Management Department Outsourcing Services. We contract with hospitals to outsource their entire health information management departments. These contracts generally are multi-year and at a fixed fee, with terms for base line performance;

     o Coding, Compliance, and Education. We provide services associated with inpatient and outpatient coding and coding compliance for hospitals, physicians, and clinic practices, including backlog coding, coding auditing, case-mix analysis, coding interim management, coding process review, and coding education;

     o Complysource Regulatory Compliance Services. We provide hospital-wide compliance risk assessments and audits, compliance plan development, Department of Justice corporate integrity agreement auditing and validation, compliance help desk services, charge compliance reviews, and the Complysource Compliance Assessment and Management software solution; and,

     o Complysource HIPAA Compliance Services. We provide Health Insurance Portability and Accountability Act of 1996 ("HIPAA") compliance and education services, HIPAA assessments, and the Complysource HIPAA Assessment and Management software solution.


     Health Information Management Services Division provides services only in the United States and its main offices are in Englewood, Colorado.

     Due to shortages of medical record professionals and the need for broad-based expertise, we expect hospitals to continue to need consulting services to assist in the management and execution of their health information management strategies and responsibilities. In addition, we believe that continued focus on billing and reimbursement accuracy by government payers and law enforcement agencies will increase the demand and need for these consulting services. We provide services throughout the country within a regionally-based operations structure and market our Health Information Management Services in a variety of ways, including: (i) requests for proposals sent directly to us; (ii) healthcare trade shows; (iii) our professionals; (iv) telemarketing; and, (v) direct mail to generate sales.

     On January 2, 2003, we announced the closing of the sale of our HIM Services Division to Precyse Solutions LLC on December 31, 2002. We received $14 million in cash (of which $1.5 million is to be held in escrow for 18 months) and a $300,000 promissory note with a two-year term. We have the opportunity to receive an additional $400,000 in cash based on the division's 2002 year-end revenues. As a result of the sale, we expect to record a fourth quarter 2002 after-tax gain of between $8 million and $9 million.

Financial Services Division
---------------------------

     Our Financial Services Division provides two services that identify and collect accounts receivables for hospitals and medical groups: (i) Chancellor Accounts Receivable Management; and, (ii) Chancellor Managed Care Payment Review.

     Our Chancellor(tm) Accounts Receivable Management services provide a variety of third-party collection services, including:

     o Complete outsourcing that initially bill and collect accounts from time of service;

     o Early out programs that collect accounts of pre-designated age or amount;

     o Aged accounts placement that collect aged accounts on a one-time basis;

     o Resolution of accounts unable to be transferred as part of conversion to a provider's new health information system;

     o Operational assessments of hospital revenue cycles; and,

     o Training and education on business office operations and compliance issues related to collection.

     We also offer customization of accounts receivable services and detailed reconciliation reports on our work. Our Financial Services Division provides services only to customers in the United States, and its primary offices are located in Escondido and San Diego, California.

     We market our Chancellor Accounts Receivable Management services to large or multi-hospital facilities. Historically, most of our clients for this service have been in California. In 2000, we began to market the services in other states and hired national sales representatives. Consequently, the business grew throughout 2001 at a faster rate than in previous years. We anticipate that demand for our Accounts Receivable Management services should increase in the future as the hospital and healthcare industry continues to emphasize faster accounts receivable collections and increasingly complex reimbursement mechanisms.

     Our Managed Care Payment Review Services audit managed care patient accounts for appropriate payment pursuant to managed care contracts. In providing this service, we use our own proprietary software that automates many audit functions and permits greater reporting options.

     In 2001, we ceased entering into new contracts for Capitated Payment Review ("CPR") services. Under CPR contracts, we audited payments for hospitals and medical groups that have accepted financial risk for Medicare eligible health maintenance organizations ("HMO") enrollees and are paid by the HMO on a percentage of the U.S. Centers for Medicare and Medicaid premium. The service was only provided for healthcare providers with more than 3,000 Medicare HMO enrollees and most of the customers for this service were located in California. The decision to end these services was made because we were unable to achieve profitability from this service line.

Other
-----

     Historically, a small percentage of our revenue is derived from specialty product lines that are not aligned with an operating division. Those products include the Chancellor electronic data interchange or "EDI" Claims Processing tool, ClaimStar(tm), and the Chancellor Decision Support products, WinPFS(tm) Software and related Patient Focused Solutions Consulting Services, which provide critical data required to assess patient population trends and patient acuity, measure productivity, and establish benchmarks related to patient safety. These products are sold only in the United States and are provided to customers primarily out of offices in Kansas City, Missouri, and Chicago, Illinois.

Financial Information About Segments
------------------------------------

     The financial statements and supplementary data, including financial information about our operating segments, are included in this Form 10-K/A beginning on page F-1.

Customers
---------

     We primarily market to acute care hospitals and IDNs, which account for approximately 90% of our revenues. We also sell products to specialty hospitals and hospital associations. As of December 31, 2001, we had customers located in all 50 states, the District of Columbia, Puerto Rico, and Canada.
We believe that we will maintain a high percentage of our customers for the foreseeable future. In 2001, 2000, and 1999, no single customer accounted for 10% or more of our total revenue however; sales to the U. S. government represented 10.0% of HIM Software Division revenues for the year ended December 31, 2001.

Highly Competitive Market
-------------------------

     Competition for products and services in the healthcare information management and technology industry is intense and is expected to so remain. We compete with other healthcare information software and services providers and healthcare consulting firms. Some principal competitors include:

     o In the enterprise healthcare information systems market for the Enterprise Division: McKesson Corporation, Shared Medical Systems, Inc., a division of Siemens, MediTech Corporation, Eclipsys Corporation, Cerner, and IDX/Corporation;

     o In the electronic document management products market for the Enterprise
       Division: McKesson Corporation, SoftMed Corporation Inc., FileNet, Lanvision, MedPlus, and Eclipsys Corporation;

     o In the MPI products and services market for the Enterprise Division:
       Madison Technologies, Inc., McKesson Corporation, Shared Medical Systems, Inc., a division of Siemens, and Medibase;

     o In the decision support products market for the Enterprise Division:
       Eclipsys Corporation, Healthcare Microsystems, Inc., a division of Health Management Systems Inc., McKesson Corporation, Shared Medical Systems, Inc., a division of Siemens, and MediQual Systems, Inc., a division of Cardinal Health, Inc.;

     o In the compliance, data, and record management products market for the Health Information Management Software Division: 3M Corporation, SoftMed Corporation, Inc., MetaHealth, Eclipsys Corporation, and HSS, Inc.;

     o In the compliance products and services and health information management consulting services market for the Health Information Management Services Division: PricewaterhouseCoopers LLP, Bearing Point, and Cap Gemini; and,

     o In the Financial Services Division: Advanced Receivables Strategy, Inc., a division of Perot Systems Corporation, NCO Group, Inc., Outsourcing Solutions, Inc., Health Management Systems, Inc., and Triage Consulting Group.

Government Regulation and Healthcare Reform
-------------------------------------------

     Computer products used or intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease or other conditions or that affect the structure or function of the body are subject to regulation by the U.S. Food and Drug Administration ("FDA") under the Federal Food, Drug and Cosmetic Act. At present, none of our software products are so regulated by the FDA.

     There is substantial state and federal regulation of the confidentiality of patient medical records and the circumstances under which such records may be used by, disclosed to or processed by us as a consequence of our contacts with various health providers. Although compliance with these laws and regulations is presently the principal responsibility of covered entities including hospitals, physicians, or other healthcare providers, regulations governing patient confidentiality rights are rapidly evolving. Additional federal and state legislation governing the dissemination of medical record information may be adopted which may have a material affect on our business. Those laws, including HIPAA and its implementing regulations, may significantly affect our future business and materially impact our product development, revenue and working capital. During the past several years, the healthcare industry also has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures.

We are unable to predict what, if any, changes will occur as a result of such regulation.

Intellectual Property
---------------------

     We rely on a combination of copyright, trademark and trade secret law, and nondisclosure and non-compete agreements to protect our proprietary methodologies, computer software, and databases. We maintain the confidentiality of proprietary technology through a policy of obtaining employment agreements that (i) prohibit employees from disclosing or using our confidential information, and (ii) require the disclosure and assignment to us of new ideas, developments, discoveries or inventions related to our business. We also initiated a new branding strategy in 2001 that included the adoption of a new trademark, "We do technology. So you can do healthcare"(tm). We also enter into non-disclosure agreements with business partners and customers in the ordinary course of business. We have obtained trademark registrations in the United States for most of our corporate and product trademarks, including QuadraMed(r), Affinity(r), Quantim(r), and Complysource(r). We had not filed for or obtained any patents for our proprietary technology until 2001, when we sought a patent on our Affinity CPOE software application. We may in the future seek patents for new products if, in our business judgment, their importance warrants such steps and is susceptible to protection under the patent laws. We also depend on licenses for certain technology used to develop our products from third-party vendors.

Employees
---------

     We believe that we have a satisfactory relationship with our employees, none of whom are represented by a union or other collective bargaining group. As of December 31, 2001, we had 923 employees: 226 in technical services and support, 328 in consulting services, 107 in general and administration, 84 in sales and marketing, and 178 in research and development.

Management
----------

     The following table sets forth biographical information concerning our Chief Executive Officer and Executive Officers and senior management, as of March 18, 2002:


NAME, AGE, TITLE           OCCUPATION AND BACKGROUND
----------------           -------------------------
Lawrence P. English, 61   o Chairman of the Board since December 2000 and Chief
Chairman of the Board and   Executive Officer since June 2000.
Chief Executive Officer   o Founder and Chief Executive Officer of Lawrence P.
                            English, Inc., a private turn-around management
                            firm that consulted to companies such as Amedex
                            Insurance Company and Paracelsus Healthcare
                            Corporation, from January 1999 to June 2000.
                          o Chairman of the Board and Chief Executive Officer
                            of Aesthetics Medical Management, Inc., a physician
                            practice management company for plastic surgeons,
                            from July 1997 to January 1999.
                          o President of CIGNA Healthcare, one of the largest
                            HMO providers in the United States, from March 1992
                            until August 1996.
                          o Director of Curative Healthcare Corporation since
                            May 2000.
                          o Director of Clarent Hospital Corporation, formerly
                            Paracelsus Healthcare Corporation, since May 1999.
                            Non-Executive Chairman of the Board since February
                            2000.
                          o Bachelor of Arts degree from Rutgers University.
                          o Master of Business Administration from George
                            Washington University.
                          o Graduate of Harvard Business School's Advanced
                            Management Program.

Michael S. Wilstead, 44,  o Executive Vice President and Chief Operating
Chief Operating Officer     Officer since December 2001. Previously, President
                            of the Health Information Management and Software
                            Divisions and the former EZ-CAP Division.  Joined
                            QuadraMed in July 1998 as Vice President of Sales.
                          o Group President at STERIS Corporation, an infection
                            control and surgical support products company, from
                            1995 to 1998.
                          o Various positions at AMSCO International and AMSCO
                            Canada, both of which are medical equipment
                            companies, from 1990 to 1995.
                          o Bachelor of Science degree in Business
                            Administration from the University of Phoenix.




Mark N. Thomas, 49        o Executive Vice President and Chief Financial
Chief Financial Officer     Officer since June 2000.
                          o Chief Financial Officer of Lifeguard, Inc., an
                            independent health plan, from 1998 until joining
                            QuadraMed.
                          o Various executive management positions, including
                            controller, managing director and treasurer, of
                            Coregis Insurance Group and Industrial Indemnity
                            Company, insurance companies owned by Xerox
                            Corporation, from 1993 to 1997.
                          o Bachelor of Arts degree in Economics and Political
                            Science from Occidental College.
                          o Double Master of Business Administration degree in
                            Finance and Strategic Planning from Wharton School
                            of Business.
                          o Certificate in executive education in corporate
                            strategy from the University of Michigan.

Michael H. Lanza, 40      o Executive Vice President since September 2000 and
Executive Vice President    Corporate Secretary since December 2000.
and Corporate Secretary   o Various legal and public affairs positions at CIGNA
                            Corporation, the publicly owned employee benefits
                            company, including Vice President & Assistant
                            General Counsel, CIGNA International; Assistant
                            General Counsel, Business Practices, CIGNA
                            Healthcare; and Assistant General Counsel, State
                            Government Affairs, CIGNA Corporation, from
                            November 1993 to September 2000.
                          o Political consultant and attorney in private
                            practice specializing in real estate development,
                            finance, and work out from 1986 to 1993.
                          o Bachelor of Arts from the University of
                            Connecticut.
                          o Juris Doctor from the University of Connecticut
                            School of Law.

Dean A. Souleles, 41      o Chief Technology Officer since August 2000.  Joined
Chief Technology Officer    QuadraMed in February 2000.
                          o Chief Technology Officer and Director of Research
                            and Development for Chase Credit Systems, Inc., a
                            software and technical services firm serving the
                            mortgage credit reporting industry, from March 1997
                            to February 2000.
                          o Technology consultant to Forest Lawn Mortuary from
                            January to June 1997.
                          o Chief Technology Officer, SureNet Corporation, an
                            Internet service provider, from October 1995 to
                            December 1996.
                          o Consultant to NASA's Jet Propulsion Laboratory as
                            principal engineer and system architect on various
                            space, civil and defense programs from March 1986
                            to October 1995.


Item 2.  Properties
------   ----------

     We lease all our facilities and do not own any real property. As of December 31, 2001, our executive and corporate offices were located in San Rafael, California, in approximately 33,000 square feet of leased office space under a lease that expires in 2009. The principal office locations related to our 4 business segments are described in Item 1. We believe that our facilities provide sufficient space for our present needs, and that additional suitable space, if needed, would be available on reasonable terms.

Item 3.  Legal Proceedings
------   -----------------

     As of the date of the Prior Report, we were not a party to any material legal proceedings; however; in October 2002, a series of securities law class action complaints were filed against us and certain of our officers and directors in the United States District Court, California Northern District. The plaintiffs in these actions allege, among other things, violations of the Securities Exchange Act of 1934 due to issuing a series of allegedly false financial statements concerning our business and financial condition between May 11, 2000 and August 11, 2002. The complaints seek unspecified monetary damages and other relief. We intend to defend ourselves vigorously against these allegations.

     The ultimate outcome of these matters cannot presently be determined and may require significant commitment of our financial and management resources and time, which may seriously harm our business, financial condition and results of operations. We cannot assure you that any of the allegations discussed above can be resolved without costly and protracted litigation, and the outcome may have a materially adverse impact upon our financial position, results of operations and cash flows.

     Following our August 12, 2002 announcement that we intended to restate prior period financial statements, the staff of the San Francisco District Office of the Securities and Exchange Commission ("SEC") requested certain information and documents relating to this matter as part of an informal, preliminary inquiry. We provided that information, and expect to provide further information now that the restatement is completed. We intend to continue to cooperate with the SEC in the event it requests other information. We cannot predict whether such information will be requested, when the SEC will conclude its inquiry, or the impact or outcome thereof.

     On February 28, 2003, we reported that the SEC had issued a formal non-public order of investigation concerning our accounting and financial reporting practices for the period beginning January 1, 1998. We intend to continue to cooperate with the SEC and comply with the SEC's requests for information. We cannot predict when the SEC will conclude its inquiry, or the outcome and impact thereof.

     Additionally, in the normal course of business, we are involved in litigation relating to claims arising out of our operations. We do not believe that the ultimate resolution of any pending proceeding at the date of the Prior Report will have a material adverse effect on our business, financial condition, or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

     No matters were submitted during the fourth quarter of 2001 to the vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------   ---------------------------------------------------------------------

    (a) Market Information
        ------------------

     On March 4, 2003, our common stock was delisted from the Nasdaq National Market. From May 23, 2002 to March 3, 2003, the Nasdaq National Market quoted our common stock under the symbol "QMDC". From August 31, 2000 to May 22, 2002, our common stock had been quoted under the same symbol on the Nasdaq SmallCap Market. From October 16, 1996 to August 30, 2000, our common stock had been quoted under the same symbol on the Nasdaq National Market. The following table sets forth the range of our common stock with high and low closing sales prices as reported on the applicable Nasdaq market for the indicated periods:

                                                         High         Low
                                                         ----         ---
Year Ended December 31, 2000
   First Quarter....................................  $10.500       $ 5.000
   Second Quarter...................................    6.000         2.094
   Third Quarter....................................    2.969         1.188
   Fourth Quarter...................................    1.531         0.625

Year Ended December 31, 2001
   First Quarter....................................  $ 2.688       $ 0.750
   Second Quarter...................................    4.980         1.625
   Third Quarter....................................    6.300         3.090
   Fourth Quarter...................................    9.250         4.330

Year Ended December 31, 2002
   First Quarter....................................  $11.550       $ 8.110
   Second Quarter...................................    9.640         5.570
   Third Quarter (1)................................    6.980         1.470
   Fourth Quarter (1)...............................    3.000         1.160

(1) Beginning August 22, 2002, our common stock is traded on the Nasdaq National Market under the symbol "QMDCE".

     (b) Holdings
         --------

     On March 18, 2002, the closing price of our common stock was $8.63 per share. As of that date, there were approximately 275 holders of record of common stock (excluding beneficial owners whose shares are held in the name of Cede & Co.), a decrease of 42 from 317 holders of record as of March 2001.

     (c) Code of Ethics Disclosure
         -------------------------

     Pursuant to rules promulgated by the SEC pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, we hereby disclose that we have previously adopted
(i) a Corporate Compliance Plan and (ii) a Work Rules Handbook, both of which set forth a code of ethics to be followed by our employees, including senior financial officers. The Audit Committee of the Board of Directors administers our Corporate Compliance Plan, which provides a mechanism for confidential and anonymous employee concerns regarding accounting and other ethical issues.

     (d) Dividends
         ---------

     At this time, we intend to retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future.

     (e) Recent Sales of Unregistered Securities
         ---------------------------------------

     In June 1999, we issued 435,000 unregistered shares of our common stock in connection with the acquisition of Linksoft Technologies, Inc. ("Linksoft").
As part of the same transaction, we assumed warrants that, if exercised, require us to issue 6,424 shares of common stock at an exercise price of $0.03 per share. In 1999, the warrants were partially exercised and 5,396 shares of common stock were issued. Warrants that expire in March 2008 remain outstanding for 1,028 shares of common stock.

     In June 1999, we issued 452,807 unregistered shares of our common stock in connection with the acquisition of Healthcare Financial Informatics ("HFI").

     In May 1999, we issued 19,633 unregistered shares of our common stock in connection with the acquisition of Millennium Consulting Services, LLC ("Millennium Consulting").

     In April 1999, we issued 77,419 unregistered common shares in connection with the acquisition of American ChartGuard Corporation.

     In March 1999, we issued 660,000 unregistered shares of our common stock in connection with the acquisition of Pro Intermed, Inc. ("Pro Intermed").

     In March 1999, we issued 2,957,000 unregistered shares of our common stock in connection with the acquisition of Compucare. As part of the same transaction, we assumed warrants that, if exercised, require us to issue 24,563 shares of common stock. Warrants for 3,941 shares at an exercise price of $61.73 expired in December 2000. Warrants for a total of 20,622 shares of common stock remain outstanding, with 2,690 at an exercise price of $111.54 expiring in January 2003; 11,208 at an exercise price of $223.09 expiring in October 2005; and 6,724 at an exercise price of $0.15 expiring in February 2006.


     (f) Securities Authorized for Issuance Under Equity Compensation Plans
         ------------------------------------------------------------------

     This table provides information about our common stock subject to equity compensation plans as of December 31, 2001.


-------------------------------------------------------------------------------
                                                           Number of Securities
                 Number of Securities                       Remaining Available
                  to be Issued Upon     Weighted-Average    for Future Issuance
                     Exercise of        Exercise Price of      Under Equity
 Plan Category   Outstanding Options   Outstanding Options  Compensation Plans
 -------------   -------------------   -------------------  ------------------
Approved by
  stockholders*      5,746,800(1)             $5.28             2,349,419(2)
-------------------------------------------------------------------------------

* We have two active equity compensation plans, the 1996 Stock Incentive Plan, as amended, approved by stockholders June 15, 2001 (the 1996 Plan); and the 1999 Supplemental Stock Option Plan, as amended, approved by stockholders October 5, 2000 (the 1999 Plan).

(1) Includes 322,692 shares of our common stock originally issuable under various benefit plans of entities acquired by us.

(2) This number excludes options outstanding and shares issued upon exercise of options plan-to-date as of December 31, 2001. The 1996 Plan provides for automatic future increases in the number of shares of common stock available for issuance, such that on the first trading day of each calendar year that number is increased by an amount equal to 1.5% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year. On this basis, 398,639 additional shares became available for issuance on January 1, 2002.

     (g) Preferred Stock
         ---------------

     We have authorized 5 million shares of preferred stock, par value $0.01 per share. Our board of directors has authority to provide for the issuance of our shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the shareholders. As of December 31, 2001, we had no outstanding preferred stock.

Item 6.  Selected Financial Data
------   -----------------------

     Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the restatement of the financial statements as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999. The selected financial data presented below have been reclassified for all periods to reflect operations previously reported as discontinued operations. Comparison of the selected financial data presented below may not be indicative of the financial condition or results of operations of the Company in the future.

                                          Year ended December 31,
                            ---------------------------------------------------
                               2001       2000       1999
                            (restated) (restated) (restated) 1998 (1)   1997
                             --------   --------   --------  --------  -------
                                 (in thousands, except per share amounts)
Consolidated Statement of
  Operations Data:
  Revenue...................  $132,393  $149,733  $205,953  $210,620  $140,800
  Loss from operations......    (6,991)  (58,774)  (43,720)  (12,174)  (31,848)
  Net income (loss).........     9,413   (36,675)  (47,388)  (21,376)  (37,985)
  Basic net income (loss)
    per share...............  $   0.37  $  (1.43) $  (1.99) $  (0.91) $  (2.34)
  Diluted net income (loss)
    per share...............  $   0.37  $  (1.43) $  (1.99) $  (0.91) $  (2.34)


                                                 December 31,
                            ---------------------------------------------------
                               2001       2000       1999
                            (restated) (restated) (restated)   1998     1997
                             --------   --------   --------  --------  -------
                                               (in thousands)
Consolidated Balance Sheet
  Data:
  Working capital...........  $ 32,509  $ 46,107  $ 61,030  $ 94,963  $ 16,457
  Debentures................    73,719   115,000   115,000   115,000        --
  Total assets..............   125,133   149,286   201,759   264,733   124,022
  Stockholders' equity
    (deficit)...............     4,221    (7,166)   27,512    68,988    24,762

(1) As reported amounts have been reclassified to reflect operations previously reported as discontinued operations.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations
         ---------------------

Cautionary Statement on Risks Associated With Forward-Looking Statements
------------------------------------------------------------------------

     You should read the following discussion in conjunction with our Consolidated Financial Statements and related Notes. This Amended Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "predict," "intend," "plan," "estimate," "may," "will," "should," "could," and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below under Business Risks and elsewhere in this Amended Report, and in other documents we file with the SEC.

Overview
--------

     With the appointment of a new management team in mid-2000, we shifted our strategy from acquisition-based growth to focusing on integrating our businesses and making various financial and operational improvements. We realigned our organization into 4 operating segments with zero-based operating budgets and business plans that emphasized customer service, product enhancement, increased sales, and operating profitability. Further, we reduced our cost structure by eliminating redundant management and consolidating offices.

Restatement of Financial Statements
-----------------------------------

     On July 25, 2002, we announced that, in the process of reviewing and finalizing our second quarter financial results, we would evaluate whether that review would necessitate adjustments to prior periods. On August 9, 2002, we met with the Audit Committee and our independent auditors at which time it was determined that the restatement of the consolidated financial statements as of and for the years ended December 31, 2001, 2000 and as of and for the quarter ended March 31, 2002 would be required due to our discovery and analysis of accounting and financial reporting errors related to certain revenue recognition and other accounting practices. In October 2002, we announced that additional errors, including the classification of discontinued operations, had been discovered going back to 1999 and our consolidated financial statements as of and for the year ended December 31,1999 needed to be restated.

     In the course of our review of revenue recognition and prior accounting practices, we discovered accounting and reporting errors, resulting in, among other things, an overstatement in revenue and an overstatement in net income (understatement of net loss) over the restated periods. Per basic share, these errors resulted in an overstatement of net income of $0.23, overstatement of net loss of $0.71 and understatement of net loss of $1.50 for the years ended December 31, 2001, 2000 and 1999, respectively. The cumulative effect on stockholders' equity over the three-year period caused a net reduction of $15.9 million. The following table summarizes the effect on stockholders' equity as a result of the restatement:

Stockholders' Equity at December 31, 1998,
   as previously reported........................................... $ 68,988

   Cumulative Net Losses for 2001, 2000 and 1999,
      as previously reported........................................  (51,685)

   Cumulative Other Equity transactions for 2001, 2000 and 1999,
      as previously reported........................................    2,858
                                                                     --------
   Stockholder's Equity at December 31, 2001, as previously reported $ 20,161

Cumulative net decrease in Revenue....................... $ 40,075

Reclassifications to costs and expenses not directly
   affecting Equity (1)..................................  (17,549)
                                                          --------
Net decrease in revenues................................. $ 22,526    (22,526)
                                                          ========

Cumulative net decrease in Costs and Expenses............ $ 17,110

Reclassifications from revenue not directly affecting
   Equity (1)............................................  (17,549)
                                                          --------
   Net increase in costs and expenses.................... $   (439)      (439)
                                                          ========
Correction of accounting for the unrealized loss on
   VantageMed investment (2).............................               4,319

Correction of accounting for restricted shares of
   common stock (2)......................................               2,717

Deferred compensation....................................                 (11)
                                                                     --------

Stockholders' Equity as of December 31, 2001 (restated)..            $  4,221
                                                                     ========

  (1) See explanations under Revenue Related Adjustments for CPR, IMN, Health+Cast and ChartOne.
  (2) See explanations under Expense Related Adjustments.

     The following tables show the affect of the reclassification of discontinued operations, restatement adjustments, any impact of prior years' restatement adjustments (balance sheet impact only) and the cumulative affect of adjustments in order to reconcile certain condensed financial statement data as previously reported to the restated amounts (in thousands):

                                            Reclassify
                                    As     Discontinued  Restatement
                                 Reported   Operations   Adjustments  Restated
                                 --------   ----------   -----------  --------
For the year ended December 31,
  1999:
  Revenue.......................  $175,461    $ 64,125     $(33,633)  $205,953
  Cost of revenue and operating
    expenses....................   196,712      50,733        2,228    249,673
  Income (loss) from operations.   (21,251)     13,392      (35,861)   (43,720)
  Income from discontinued
    operations..................    12,134     (12,134)          --         --
  Other income (expense)........    (2,758)       (196)         (84)    (3,038)
  Income taxes..................      (455)     (1,062)         887       (630)
                                  --------    --------     --------   --------
  Net income (loss).............  $(12,330)   $     --     $(35,058)  $(47,388)
                                  ========    ========     ========   ========
For the year ended December 31,
  2000:
  Revenue.......................  $120,111    $ 32,669     $ (3,047)  $149,733
  Cost of revenue and operating
    expenses....................   198,246      26,638      (16,377)   208,507
  Income (loss) from operations.   (78,135)      6,031       13,330    (58,774)
  Gain on sale of assets........        --      23,228        3,968     27,196
  Income from discontinued
    operations..................    29,002     (29,002)          --         --
  Other income (expense)........    (5,503)        (17)       1,040     (4,480)
  Income taxes..................      (200)       (240)        (177)      (617)
                                  --------    --------     --------   --------
  Net income (loss).............  $(54,836)   $     --     $ 18,161   $(36,675)
                                  ========    ========     ========   ========
For the year ended December 31,
  2001:
  Revenue.......................  $129,435    $  6,353     $ (3,395)  $132,393
  Cost of revenue and operating
    expenses....................   127,136       4,783        7,465    139,384
  Income (loss) from operations.     2,299       1,570      (10,860)    (6,991)
  Gain on sale of assets........        --       6,916          172      7,088
  Income from discontinued
    operations..................     8,160      (8,486)         326         --
  Other income (expense)........    (7,885)         --        4,444     (3,441)
  Income taxes..................        --          --         (150)      (150)
  Gain on redemption of
    debentures..................    12,907          --           --     12,907
                                  --------    --------     --------   --------
  Net income (loss).............  $ 15,481    $     --     $ (6,068)  $  9,413
                                  ========    ========     ========   ========


                                                 Effect of
                                    Reclassify  Prior period
                             As    Discontinued Restatement    Restatement    Cumulative
                          Reported  Operations  Adjustments(1) Adjustments(2) Adjustments Restated
                          --------  ----------  -------------- -------------  ----------- --------
As of December 31, 2000:
  Cash and investments... $ 39,664    $   --      $    906       $   (906)     $    --    $ 39,664
  Other current assets...   47,393       106         5,408         (7,676)       (2,162)    45,231
  Other long-term assets.   66,892     1,890       (18,512)        14,121        (2,501)    64,391
                          --------    ------      --------       --------      --------   --------
  Total assets........... $153,949    $1,996      $(12,198)      $  5,539        (4,663)  $149,286
                          ========    ======      ========       ========      ========   ========

  Current liabilities.... $ 31,285    $1,078      $ 22,380       $(15,955)     $  7,503   $ 38,788
  Other liabilities......  118,343       918           336         (1,933)         (679)   117,664
                          --------    ------      --------       --------      --------   --------
  Total liabilities......  149,628     1,996        22,716        (17,888)        6,824    156,452
  Stockholders' equity...    4,321        --       (34,914)        23,427       (11,487)    (7,166)
                          --------    ------      --------       --------      --------   --------
  Total liabilities and
    stockholders' equity. $153,949    $1,996      $(12,198)      $  5,539      $ (4,663)  $149,286
                          ========    ======      ========       ========      ========   ========

As of December 31, 2001:
  Cash and investments... $ 32,213    $   --      $     --       $     --      $     --   $ 32,213
  Other current assets...   48,741        --        (2,162)        (2,022)       (4,184)    44,557
  Other long-term assets.   49,789        --        (2,501)         1,075        (1,426)    48,363
                          --------    ------      --------       --------      --------   --------
  Total assets........... $130,743    $   --      $ (4,663)      $   (947)     $ (5,610)  $125,133
                          ========    ======      ========       ========      ========   ========

  Current liabilities.... $ 33,799    $   --      $  7,503       $  2,959      $ 10,462   $ 44,261
  Other liabilities......   76,783        --          (679)           547          (132)    76,651
                          --------    ------      --------       --------      --------   --------
  Total liabilities......  110,582        --         6,824          3,506        10,330    120,912
  Stockholders' equity...   20,161        --       (11,487)        (4,453)      (15,940)     4,221
                          --------    ------      --------       --------      --------   --------
  Total liabilities and
    stockholders' equity. $130,743    $   --      $ (4,663)      $   (947)     $ (5,610)  $125,133
                          ========    ======      ========       ========      ========   ========

(1) Represents restatement adjustments recorded in prior periods.
(2) Represents restatement adjustments recorded in the current period.

     The restatement can be described in the following general categories:

Reclassification of Discontinued Operations:
-------------------------------------------

o We determined that the results for two divested operations were improperly reported as discontinued operations. The years 2001, 2000 and 1999 have been reclassified to reflect the results of those operations in continuing operations and the gains on the sales of those operations have been reported as other income. The balance sheet as of December 31, 2000 has been reclassified to reflect the assets and liabilities in their respective classifications. The assets and liabilities were previously accumulated into a net amount and reported as a single amount. This reclassification had no effect on stockholders' equity. As the net effect of these operations were previously reported in the statements of operations as discontinued operations, there is no effect on previously reported net income (loss) or stockholders' equity.

Revenue Related Adjustments:
---------------------------

     The following table summarizes the cumulative decrease in revenue as a result of the restatement (in thousands):

                                         2001     2000     1999     Total
                                         ----     ----     ----     -----
HIM divisions.......................  $ 3,255   $ 1,437   $12,470   $17,162
Enterprise Division.................     (365)     (557)    3,810     2,888
Other...............................      399       564     1,513     2,476
CPR.................................       (9)     (190)    5,651     5,452
IMN.................................       40    (1,132)    5,189     4,097
Health+Cast.........................       --        --     5,000     5,000
ChartOne............................       75     2,925        --     3,000
                                      -------   -------   -------   -------
Decrease to Revenue.................  $ 3,395   $ 3,047   $33,633   $40,075
                                      =======   =======   =======   =======


o  HIM Software Division.  We determined that revenue had been misstated for
   ---------------------
   certain periods on term licenses sold in our Health Information Management ("HIM") Software Division that were partially recognized previously as perpetual licenses. As a result, license revenue that had been recognized upon shipment has now been deferred and will be recognized ratably over the term of the respective licenses.

o  HIM Software Division.  We determined that certain HIM Software Division
   ---------------------
   revenues recorded during Fourth Quarter 2001 required deferral after we offered a yet to be released product that included significant new features and functionality. Therefore, delivery of the current version of the product is not considered to be complete until the specified product upgrade is delivered and all other requirements for recognition of revenue under the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition, have been met.

o  HIM Software Division and Enterprise Division.  We determined that revenue
   ---------------------------------------------
   had been misstated for certain periods on licenses for certain products with bundled consulting and training services which are essential to the functionality of the software and such services are generally not available from other providers. Revenue on these contracts has been deferred and is now being recognized under the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.
   This primarily affected HIM Software and Enterprise divisions.

o  Enterprise Division.  We determined that hardware revenue associated with
   -------------------
   certain Enterprise Division contracts that was previously recognized upon shipment should have been included in the percentage of completion calculation under contract accounting. These revenues have been deferred and are now being recognized in accordance with SOP 81-1.

o  Other.  We determined certain revenues for all divisions previously
   -----
   recognized should have been recognized only upon receipt of cash and certain charges to the allowance for doubtful accounts should have been revenue reversals. Adjustments have now been made to reflect the appropriate treatment of each of these items.

o  CPR.  In 2000, we recorded a non-recurring charge of $5.1 million with
   ---
   respect to the collectibility of certain unbilled receivables for which revenue was previously recognized in 1999. As a result of the restatement, $5.7 million was recorded as reduction of revenue in 1999 and the non-recurring charge in 2000 was reversed. For all periods, revenue has been adjusted to reflect recognition of revenue when services are performed, no remaining obligations exist, and cash has been received.

o  IMN.  In 2000, we recorded a non-recurring charge of $5.1 million with
   ---
   respect to discontinuing the Enovation product as well as negotiation settlements with various customers. There was a term sheet agreed to in March 2000; the agreement was finalized and cash collected on the settlement in Second Quarter 2000. As a result of the restatement, all revenue previously recognized in 1999 in the amount of $5.2 million was reversed, the 2000 non-recurring charge of $5.1 million was reversed and $1.1 million in revenue was recognized in 2000.

o  Health+Cast:  In 1999, we paid  $11.0 million to acquire $5.0 million of
   -----------
   prepaid royalties and $6.0 million of acquired technology from Health+cast.

   In a separate transaction in 1999, we also received $5.0 million from Health+cast as part of a sale of IMN enterprise software. As part of the restatement, $5.0 million was reversed from revenue in 1999 and the remaining $6.0 million was determined to be impaired due to a lawsuit in 1999 between the two companies. We originally recognized an impairment charge of $10.6 million in 2000; as a result of the restatement, that amount was reversed from non-recurring charges in that year.

o  ChartOne.  Intercompany sales of software licenses to ChartOne in the second
   --------
   quarter of 2000 were incorrectly recorded as revenue. We subsequently sold our equity interest in ChartOne. The new owners, in effect, purchased the software license along with acquiring ChartOne. As a result, $3.0 million was reclassified from license revenue to increase the gain on the sale of Chart One.

Expense Related Adjustments:
---------------------------

     The following table summarizes the increases (decreases) to operating expenses and other income (expense) as a result of the restatement (in thousands):


                                         2001     2000     1999     Total
                                         ----     ----     ----     -----
Changes in cost associated with
  revenue adjustments (1)............. $   --   $(23,549) $ 6,000  $(17,549)
Cost of revenue adjustments...........   (337)    (3,258)  (3,347)   (6,942)
Capitalized software development costs   (903)      (209)   2,845     1,733
Other operating expenses..............  2,310     (1,792)  (4,995)   (4,477)
Life insurance and SERP expenses......  1,065        706      747     2,518
Restricted shares of common stock.....    303      2,414       --     2,717
VantageMed............................     85      4,063       --     4,148
Income taxes..........................    150        417      175       742
                                       ------   --------  -------  --------
Net increase (decrease) to costs
  and expenses........................ $2,673   $(21,208) $ 1,425  $(17,110)
                                       ======   ========  =======  ========

  (1) See the above explanation for CPR, IMN, Health+Cast and ChartOne.

o  Cost of revenue.  Certain costs associated with contracts now accounted for
   ---------------
   under percentage of completion have been deferred until recognition of the related revenue.

o  Capitalized software.  We expensed certain previously capitalized software
   --------------------
   development costs in 1999, tracked and allocated remaining un-amortized capitalized costs to upgrades and re-evaluated impairment based on restated revenue by product for all years.

o  Other operating expenses.  Other operating expenses include corrections of
   ------------------------
   errors related to impairments of tangible and intangible assets, accruals for expenses and depreciation expenses.

o  Life insurance and SERP.  We determined that certain life insurance
   -----------------------
   contracts for certain of our former executives and the Supplemental Executive Retirement Plan ("SERP") were accounted for incorrectly as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999. As part of the restatement, life insurance premiums were discounted based on a ten-year holding period as per the original plan and revised in 2000 to four years due to a plan amendment. The discount taken at the time of payment is recorded as an expense and the accretion of the discount is recorded to interest income on a quarterly basis. For the SERP, as part of the restatement, an actuarial analysis was obtained to correctly reflect the appropriate accrued benefit obligation, additional liability and unrecognized prior service cost. All years have been restated to properly account for these items.

o  Restricted shares.  We determined that the restricted stock grants made to
   -----------------
   certain former executives underwent accelerated vesting at the time of the executives' involuntary separation resulting in additional compensation expense in the years ended December 31, 2001 and 2000.

o  VantageMed.  We determined that a fourth quarter 2000 impairment of the
   ----------
   VantageMed investment characterized as temporary and recognized as a component of comprehensive loss in equity, should have been an other-than-temporary impairment and recorded in net loss for the period. This adjustment did increase the net loss for 2000 but did not change total stockholders' equity.

o  Income taxes.  We revised our provisions for federal and state income taxes
   ------------
   for the restated periods.

Reclassifications:
-----------------

o In 2000, we recorded certain costs as non-recurring charges, such as restructuring costs, impairments of tangible and intangible assets and reserves for legal costs. Those charges have been reclassified as period costs in their respective expense lines on the restated Consolidated Statements of Operations. These reclassifications have had no effect on previously reported net income (loss) or stockholders' equity.

o We reclassified amortization of software development costs from research and development expenses to cost of licenses. These reclassifications have had no effect on previously reported net income (loss) or stockholders' equity.

o Certain intangible assets that were identified as customer lists have been reclassified from goodwill.

o Certain unbilled receivables for which revenue had been deferred were offset against deferred revenue in 2001 and 2000.

Summary of Significant Accounting Policies
------------------------------------------

     Our significant accounting policies have a considerable impact on Management's Discussion and Analysis.

     Use of Estimates
     ----------------

     We make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, contingent assets and liabilities, revenues, and expenses. Significant estimates and assumptions have been made regarding intangibles, primarily goodwill, resulting from our purchase business combinations. We base our estimates, assumptions, and judgments on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Uncertainties inherent in these estimates include discount rates used to determine net present values, useful lives of the acquired assets as well as technological advances. We periodically review and test our estimates, including those related to valuations of intangibles including acquired software, income taxes, bad debt, restructuring, pensions and other benefits, and contingencies and litigation. Actual results may differ from these estimates.

     Revenue Recognition
     -------------------

     Our revenue in the ordinary course of business is principally generated from two sources: (i) licensing arrangements and (ii) consulting services.

     License Revenue
     ---------------

     Our Enterprise and Health Information Management ("HIM") Software divisions primarily generate our software license revenue. Our license revenue consists of fees for licenses of our software products, hardware, maintenance, hosted services, customer training and consulting services. Cost of license revenue primarily includes product, delivery and royalty costs, labor costs for engineers performing implementation services and technical support and training personnel and facilities and equipment cost.

     We license our products through our direct sales force. Our license agreements for such products do not provide for a right of return, and historically product returns have not been significant.

     We recognize revenue on our software products in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9,
                          -----------------------------------------------------
Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain
------------------------
Transactions. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations by the Company with regard to implementation remain; the fee is fixed and determinable; and, collectibility is probable. We consider all arrangements with payment terms extending beyond one year to be not fixed and determinable, and revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

     SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance, support and professional services, based on the relative fair values of the elements specific to the Company. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence ("VSOE"). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

     If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year) and revenue allocated to training and other service elements is recognized as the services are performed. Revenue from hosted applications is recognized ratably over the term of the arrangement. The proportion of revenue recognized upon delivery may vary from quarter to quarter depending upon the relative mix of licensing arrangements and the availability of VSOE of fair value for undelivered elements.

     Certain of our perpetual and time-based licenses include unspecified additional products and/or payment terms that extend beyond twelve months. We recognize revenue from perpetual and time-based licenses that include unspecified additional software products ratably over the term of the arrangement.

     Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are not essential, the revenue allocated to the software services is recognized as the services are performed. If we provide consulting services that are considered essential to the functionality of the software products, both the software product and services revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for
                                                          --------------
Performance of Construction-Type and Certain Production-Type Contracts.  Such
----------------------------------------------------------------------
contracts typically consist of implementation services and are generally on a time and materials basis.

     Services Revenue
     ----------------

     Our Financial Services and HIM Services Divisions primarily generate our services revenue, which consists of fees for providing management services such as accounts receivable and payment collection outsourcing, specialized staffing, analytical services and seminars. Cost of services consists primarily of salaries, benefits, and allocated costs related to providing such services.

     We recognize revenue on our services revenue in accordance with Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. When all criteria for revenue recognition, as noted above, have been met, revenue is recognized upon invoicing. If collectibility is not considered probable, revenue is recognized when the fee is collected.

     Intangible Assets
     -----------------

     Goodwill - The carrying value of goodwill is initially determined at the
     --------
time of our acquisitions based upon the amount of purchase price in excess of the fair value of the tangible net assets acquired and other identifiable intangible assets, such as in-process research and development, trademarks and customer lists. Capitalized amounts are amortized on a straight-line basis over a period of five to ten years. Goodwill is reviewed quarterly for impairment and if events or circumstances indicate that the carrying amount of the assets may not be recoverable based upon estimated future undiscounted cash flows, the assets are written down to net realizable value in accordance with SFAS No. 121, Impairment of Long-Lived Assets. As of January 1, 2002, we
              -------------------------------
adopted SFAS No. 142, Goodwill and Intangible Assets, which eliminates the
                      ------------------------------
amortization of goodwill but requires annual impairment testing. In conjunction with the adoption of SFAS No. 142 on January 1, 2002, we engaged a valuation firm to perform an impairment test on the carrying value of goodwill as of December 31, 2001. The valuation firm determined that there was no impairment as of that date.

     Other Intangible Assets - Other intangible assets primarily relate to
     -----------------------
capitalized software development costs, acquired software, trademarks and customer lists acquired in our purchase business combinations. Except for capitalized software development costs, capitalized amounts are amortized on a straight-line basis over a period of five to seven years and are reviewed quarterly for impairment in accordance with SFAS No. 121.

     Capitalized software development costs are capitalized upon the establishment of technological feasibility. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise
------------------------------------------------------------------------------
Marketed, we establish technological feasibility upon completion of a detailed
--------
program design, which substantiates that the computer software product can be produced in accordance with its design specifications. Capitalized software development costs require a continuing assessment of their recoverability.
This assessment requires considerable judgment by management with respect to various factors, including, but not limited to, anticipated future gross margins, estimated economic lives, and changes in software and hardware technology. Amortization is based on the greater of the amount computed using
(a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally five years, and is charged to cost of revenues.

     Income Taxes
     ------------

     We account for income taxes using the liability method pursuant to SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets
         ---------------------------
and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

     Recent Accounting Pronouncements
     --------------------------------

     In July 2001, the FASB issued SFAS No. 141, Business Combinations.  All
                                                 ---------------------
business combinations within the scope of SFAS No. 141 are to be accounted for under the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The adoption of the new statement has not had a material effect on our financial condition, results of operations, or cash flows.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible
                                                 -----------------------------
Assets, which requires that goodwill and certain other intangible assets no
------
 longer be amortized to operations, but instead be reviewed for impairment at least once a year. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. As of December 31, 2001, our unamortized goodwill balance was $24.2 million, and was being amortized over periods ranging from 7 to 10 years. As a result of SFAS No. 142, we currently estimate the elimination of goodwill amortization will result in pre-tax expense reductions of approximately $4.0 million in the year ending December 31, 2002. We do not expect to record an impairment charge for the year ending December 31, 2002, however, there can be no assurance that a significant impairment charge will not be recorded. We have not yet finalized the financial statement impact of SFAS No. 142 for periods subsequent to December 31, 2001.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset
                                                 --------------------
Retirement Obligations.  The statement addresses financial accounting and
----------------------
reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002. We expect that implementation of the new standard will not have a significant impact on our financial condition, results of operations, and cash flows.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the
                                                   ------------------
Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 applies to all long-
-------------------------------------------
lived assets and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for us in 2002. An independent valuation as of December 31, 2001 was completed finding no impairment as of that date. We have not yet finalized the financial statement impact of SFAS No, 144 for periods subsequent to December 31, 2001.

     In January 2002, the FASB Emerging Issues Task Force ("EITF") issued EITF No. 01-14, Income Statement Characterization of Reimbursements for 'Out-of-
           ----------------------------------------------------------------
Pocket' Expenses Incurred.  EITF No. 01-14 requires billable out-of-pocket
-------------------------
reimbursable expenses to be included in both license and service revenue and cost of licenses and services. We do not expect that the adoption of EITF No. 01-14 will impact either our income (loss) from operations or net income
(loss), but we anticipate that it will increase revenue and cost thereby reducing gross margin percentages.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements
                                                  -----------------------------
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
--------------------------------------------------------------------
Corrections.  This statement updates and clarifies existing pronouncements
-----------
relating to the classification and reporting of gains and losses from the extinguishment of debt, the treatment of sale-leaseback transactions and also makes technical corrections to existing pronouncements. The provisions of SFAS No. 145 are required to be applied starting with fiscal years beginning after May 15, 2002. We anticipate that implementation of this new standard will not have a significant impact on our financial condition, results of operations and cash flows.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs
                                                 --------------------
Associated with Exit or Disposal Activities.  This statement addresses
-------------------------------------------
financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We are currently evaluating the effect that implementation of this new standard will have on our financial condition, results of operations and cash flows.

     In November 2002, the Financial Accounting Standards Board reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple
                             -------------------------------------------------
Deliverables.  The guidance in EITF 00-21 is effective for revenue arrangements
------------
entered into in fiscal years beginning after June 15, 2003. This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. This issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We are evaluating the effect implementation of this new guidance will have on our financial condition, results of operations and cash flows.

Results of Operations
---------------------

     The following table sets forth certain items from our consolidated statement of operations, expressed as a percentage of net revenue.

                                                 Year ended December 31,
                                           -----------------------------------
                                              2001         2000         1999
                                           (Restated)   (Restated)   (Restated)
                                            --------     --------     --------
Revenue
  Licenses................................    68.4%        48.0%        49.1%
  Services................................    31.6         52.0         50.9
                                             -----        -----        -----
    Total revenue.........................   100.0        100.0        100.0
                                             -----        -----        -----

Cost of revenue
  Cost of licenses........................    17.8         18.0         11.2
  Cost of services........................    17.1         34.3         30.8
                                             -----        -----        -----
    Total cost of revenue.................    34.9         52.3         42.0
                                             -----        -----        -----
    Gross margin..........................    65.1         47.7         58.0
                                             -----        -----        -----
Operating expenses
  General and administration..............    40.4         45.2         32.3
  Sales and marketing.....................    12.4         14.6         11.2
  Research and development................    10.4         16.3         14.9
  Amortization, impairment and other
    operating charges.....................     7.2         10.8         20.8
                                             -----        -----        -----
    Total operating expenses..............    70.4         86.9         79.2
                                             -----        -----        -----
Loss from operations......................    (5.3)       (39.2)       (21.2)
                                             -----        -----        -----
Other income (expense)
  Interest expense........................    (4.4)        (4.4)        (3.7)
  Interest income.........................     1.8          1.4          2.2
  Gain on sale of assets..................     5.4         18.1           --
                                             -----        -----        -----
    Other income (expense), net...........     2.8         15.1         (1.5)
                                             -----        -----        -----
Loss before income taxes and
  extraordinary item......................    (2.5)       (24.1)       (22.7)

  Provision for income taxes..............    (0.1)        (0.4)        (0.3)
                                             -----        -----        -----
Net loss before extraordinary item........    (2.6)       (24.5)       (23.0)

  Gain on redemption of debentures........     9.7           --           --
                                             -----        -----        -----
Net income (loss).........................     7.1%       (24.5)%      (23.0)%
                                             =====        =====        =====


Years ended December 31, 2001, 2000 and 1999 (restated)
------------------------------------------------------

     Revenues
     --------

     Licenses.  License revenue includes license, installation, consulting and
     --------
post-contract support fees, third-party hardware and software sales, and other revenues related to the licensing of software products. License revenue in 2001 was $90.5 million, an increase of $18.7 million or 26.0% over 2000. The increase principally represents growth for the Enterprise and Health Information Management Software divisions of 32.7% and 33.7%, respectively offset by a decrease of $2.5 million of license revenue related to the sale of EZ-CAP in August 2001. With the exception of modest, inflation-sensitive price increases for maintenance contracts, revenue growth was derived principally from increased software sales.

     License revenue in 2000 was $71.8 million, a decrease of $29.3 million or 29.0% from 1999. The decrease represents decreases for the Enterprise and HIM Software divisions of 28.4% and 7.4%, respectively, principally from delayed customer purchasing decisions, poor operational execution, and the diversion of management's attention to integrate our numerous acquisitions.

     Services.  Service revenue was $41.9 million in 2001, a decrease of $36.0
     --------
million or 46.2% from 2000. The decline in the Health Information Management Services Division of 43.8% resulted from the cancellation of several hospital outsourcing contracts and was partially offset by an increase in the Financial Services Division, which achieved a 31.1% growth in revenue. Early in 2001, we terminated the CPR services line within the Financial Services Division due to lack of profitability and concentrated on the accounts receivable and managed care payment review services.

     Service revenue was $77.9 million in 2000, a 25.6% decrease from $104.8 million in 1999 primarily reflecting the disposal of ROI in May 2000.

     Cost of Revenues
     ----------------

     Cost of Licenses.  Cost of licenses consists primarily of salaries,
     ----------------
benefits, and allocated costs related to software installations, hardware costs, and royalties to third parties. The amortization of capitalized software development expense related to products that are currently available is included in costs of licenses. Cost of licenses in 2001 of $23.5 million was 13.1% below the corresponding 2000 level despite higher revenue, reflecting expense reduction actions initiated in 2000 and continued throughout 2001. Gross margin on license revenue was 74.0%, an improvement of 11.6 percentage points over the 2000 level of 62.4%.

     Cost of licenses in 2000 was $27.0 million, an increase of 17.0% from $23.1 million in 1999. As a percentage of license revenues, cost of licenses increased to 37.6% in 2000 from 22.8% in 1999 principally as a result of a change in the product mix. The overall increase of $3.9 million was due to lower variable costs for 2000 being offset by significantly higher fixed costs as compared to 1999.

     Cost of Services.  Cost of services includes expenses associated with
     ----------------
services performed for health information management, business office outsourcing, compliance and consulting services, and accounts receivable management. Cost of services in 2001 of $22.6 million was $28.8 million or 56.0% below the 2000 level of $51.4 million, primarily reflecting the sale of ROI in June 2000 which represented $12.9 million of costs of services in 2000 and expense reductions initiated in 2000 and continued throughout 2001. The gross margin earned on services revenue in 2001 was 46.0%, which was 12.0 percentage points more than the 2000 level of 34.0% reflecting a combination of lower revenue and the expense reductions noted above.

     Cost of services in 2000 was $51.4 million, or 18.9% lower than the $63.4 million in 1999. As a percentage of service revenues, cost of services increased to 66.0% in 2000 from 60.5% in 1999. Cost of services in the aggregate decreased $12.0 million in 2000 compared to 1999 primarily as a result of the disposal of ROI. Cost of services as a percentage of service revenue increased in 2000 principally due to a disproportionate decrease in fixed costs on a significantly lower revenue base.

     Operating Expenses
     ------------------

     General and Administration.  General and administration expense was $53.5
     ---------------------------
million in 2001, a decrease of $14.1 million or 20.8% compared to $67.6 million in 2000. As a percentage of total revenue, general and administration expense decreased to 40.4% in 2001, compared to 45.2% in 2000. The decrease results primarily from the divesture of ROI in June 2000, which had $8.4 million in general and administrative expenses in 2000, and a $5.4 million decrease in legal expenses and charges in 2001 as a result of costly litigation during 2000. General and administrative expenses for EZ-CAP (divested August 2001) were approximately equal at $1.3 million in each of 2001 and 2000.
General and administration expenses in 2000 were $1.1 million or 1.6% more than the $66.6 million in 1999. As a percentage of total revenues, general and administrative expenses were 32.3% in 1999. Excluding ROI and EZ-CAP, which collectively contributed $18.1 million in general and administrative expenses in 1999, these expenses increased $8.9 million year over year principally due to the significance of legal expenses and charges in 2000, an increase of $6.1 million over 1999, and accelerated vesting of restricted shares of common stock amounting to $1.9 million in 2000 for which there were no similar expenses in 1999.

     Sales and Marketing.  Sales and marketing expense declined in 2001 to
     -------------------
$16.4 million compared to $21.9 million in 2000 reflecting a decrease as a percentage of revenue to 12.4% in 2001 from 14.6% in 2000. The decline in sales and marketing expense was due to tighter control of most corporate marketing, advertising and trade show costs, and the elimination of several sales positions related to divested products.

     Sales and marketing expenses were 4.7% less in 2000 compared to the $23.0 million in 1999. As a percentage of total revenues, sales and marketing expenses were 11.2% in 1999. The decrease in these expenses in 2000 was primarily due to the restructuring actions taken in 2000 while the increase as a percentage of total revenue was principally due to the decline in sales volumes.

     Research and Development.  Research and development expense in 2001 was
     ------------------------
$13.8 million, compared to $24.4 million in 2000, a decline of 43.4%. As a percentage of revenue, the decrease was 5.9 percentage points to 10.4% in 2001 from 16.3% in 2000. The decline in research and development expense was due to the elimination of corporate research and development projects to shift our focus to specific product line development, elimination of support costs for divested products, and the termination of several product development efforts that were not critical to our core strategies. In addition to these expenses, we capitalized $1.8 million in development costs representing 11.5% of research and development expenditures in 2001, compared to $534,000 or 2.1% of expenditures in 2000, on products qualifying for capitalization under the definition of technological feasibility.

     Research and development expenses decreased in 2000 by 20.4% from $30.7 million in 1999. As a percentage of total revenues, research and development costs increased in 2000 to 16.3% from 14.9% in 1999. The research and development expense decrease in 2000 was principally due to the reduction in product versions and associated maintenance requirements while the increase as a percentage of total revenues, was primarily due to the smaller revenue base. We capitalized $2.3 million of software development costs in 1999, which represented 7.0% of total research and development expenditures in 1999.

     Amortization of capitalized software development costs totaled $2.0 million, $1.7 million, and $910,000 in 2001, 2000, and 1999, respectively.

     Amortization, Impairment and Other Operating Charges.
     ----------------------------------------------------

     Amortization, impairment and other operating charges was $9.5 million, $16.1 million and $43.0 million in 2001, 2000 and 1999, respectively, which primarily consists of the following items:

     o Amortization of goodwill and other intangible assets, excluding capitalized software development costs, declined to $6.2 million in 2001 from $7.8 million in 2000 and $7.8 million in 1999 as certain assets reached the end of their amortized lives.

     o During 2000, we recorded $1.2 million in charges to write-down certain software assets primarily related to our 1998 acquisition of IMN.

     o During 1999, in accordance with SFAS No. 121, the estimated future undiscounted cash flows from certain acquired intangible assets were not sufficient to cover future amortization of the intangible assets and we recorded $11.5 million to write-down these assets. This write-down consisted of charges associated with the acquisitions of Healthcare Recovery, Inc. in 1997, and Healthcare Cash Management Seminars, Inc., American Medical Network, Inc., Velox, and American Hospital Directory, Inc. in 1998.

     o In conjunction with the acquisition of Med Data during 1999, we recorded a $l.5 million charge for acquired in-process research and development costs as the technology had not achieved technological feasibility and had no alternative future use. There were no charges for acquired in-process research and development during the years 2001 or 2000.

     o Non-recurring charges of $4.7 million and $7.7 million were incurred during the years ended December 31, 2000 and 1999, respectively. The 2000 charges consisted of $3.4 million associated with separation agreements for officers and $1.3 million for employee severance and closure of facilities. The 1999 charges were predominately severance for terminated employees and contractual services and were fully utilized in 1999. As of December 31, 2001, there is no remaining liability for restructuring costs.

     o Additionally during 1999, we incurred $6.9 million in acquisition costs, wrote down $4.8 million in assets associated with Health+Cast and $1.4 million in property and equipment.

     o In 2001, Purkinje, the issuer of a $3.6 million convertible promissory note payable to us, failed to make its regularly scheduled quarterly interest payment. As part of a recapitalization plan, Purkinje exchanged preferred stock for all of its outstanding convertible promissory notes. We believed that the value of this preferred stock was zero and, accordingly, we recorded a $3.6 million charge in 2001;

     o In 2000, we recorded a partial, permanent impairment of $4.1 million in marketable equity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to reflect the decline in the market value of our investment in VantageMed Corporation. The original cost basis was $4.7 million. In 2001, we continued to recognize further impairment of this investment that had a recorded value equal to its market value of $575,000 as of December 31, 2001. There was no impairment of marketable equity securities in 1999; and

     o In 2000 and 1999, we wrote off $900,000 and $1.2 million, respectively, related to the 1997 purchase of accounts receivable from Chama, Inc.

     Other Income (Expense)
     ----------------------

     Interest Income (Expense).  Interest expense, net of interest income, was
     -------------------------
$3.4 million, $4.5 million and $3.0 million for 2001, 2000 and 1999, respectively. Interest expense was principally due to our Debentures, partially offset by interest earned on our cash and investments. The decrease in 2001 of $1.1 million compared to 2000 is attributable to the retirement of $41.3 million of our Debentures during 2001. The lower net interest expense in 1999 reflects higher interest income on a larger portfolio of investments offsetting the expense on our Debentures for that year.

     Gain on Sale of Assets.  We recorded a $7.1 million gain on the sale of
     ----------------------
 our EZ-CAP business in 2001. Our gain of $27.2 million in 2000 resulted from the sale of the ROI division to ChartOne.

     Provision for Income Taxes
     --------------------------

     There was a $150,000 provision for income taxes in 2001 due to state tax liabilities on certain of our legal entities. For the years ended December 31, 2000 and 1999, we recorded provisions for income taxes of $617,000 and $630,000, respectively, due to taxable income slightly exceeding our net operating loss carryforwards. For financial reporting purposes, a 100% valuation allowance has been recorded against our deferred tax assets under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as our history of losses makes realization of the asset uncertain. We had federal net operating loss carryforwards of approximately $74 million and state net operating loss carryforwards of approximately $1.4 million as of December 31, 2001. In addition, we had gross federal and California research and development credit carryforwards of approximately $3.6 million and $1.5 million respectively. During 2001 we utilized $13.6 million of our federal and $6.0 million of our state net operating loss carryforwards to offset income.

     Extraordinary Item
     ------------------

     Gain on Redemption of Bonds.  During 2001, we repurchased approximately
     ---------------------------
 $41.3 million of our Debentures on the open market for a total of $28.4 million in cash, resulting in a gain of $12.9 million.

     Liquidity And Capital Resources
     -------------------------------

                                                   Year ended December 31,
                                              ---------------------------------
(in thousands)                                  2001       2000       1999
                                                ----       ----       ----
Cash provided by (used in) operating
  activities.................................  $ 13,844   $(30,275)   $(38,271)
Cash provided by investing activities........  $ 17,097   $ 46,132    $  2,682
Cash used in financing activities............  $(28,510)  $    (18)   $(18,412)


Cash provided by (used in) operating activities was $13.8 million, $(30.3) million, and $(38.3) million in 2001, 2000 and 1999, respectively. The $13.8 million of cash provided by operating activities in 2001 was primarily due to net income of $9.4 million, net non-cash related expenses of $17.0 million, and a net decrease in operating assets and liabilities of $7.4 million, partially offset by non-cash gains on the redemption of debentures of $12.9 million and the sale of assets of $7.1 million. The $30.3 million of cash used in operating activities in 2000 was due principally to the $36.7 million net loss and $27.2 million of non-cash gains offset by $23.2 million of net non-cash expenses and a $10.4 million decrease in operating assets and liabilities. In 1999 $38.3 million of cash was used in operating activities due to a loss of $47.4 million and an increase of $28.9 million in operating assets and liabilities partially offset by $38.0 million in net non-cash related expenses.

     Net cash provided by investing activities was $17.1 million, $46.1 million, and $2.7 million in 2001, 2000 and 1999, respectively. Of the $17.1 million provided in 2001, $8.1 million came from the sale of the EZ-CAP managed care software business, $1.3 million from the release of restricted cash, and $12.2 million from the sale of available-for-sale securities, offset in part by $2.7 million in equipment purchases and $1.8 million in expenditures on capitalizable software. In 2000 the $46.1 million provided by investing activities arose from the proceeds of $38.4 million from the sale of ROI assets and $18.3 million from the sale of available-for-sale securities, offset by a $7.0 million increase in restricted cash, $3.1 million in equipment purchases and $527,000 in capitalized software costs. The $2.7 million provided in 1999 by investing activities came from $34.4 million of sale of available-for-sale securities offset by purchases of marketable investments ($3.0 million), of equipment ($6.5 million), and of technology ($6.0 million), as well as business acquisitions ($9.0 million), and capitalizable software development costs ($2.6 million). Changes in restricted cash ($1.0 million) and notes receivable ($3.6 million) accounted for the remaining cash used in 1999.

     Net cash used in financing activities was $28.5 million in 2001, $18,000 in 2000, and $18.4 million in 1999. Financing activities in 2001 included the repurchase of $41.3 million of our debentures at a $12.9 million gain, the purchase of 200,000 shares of treasury common stock amounting to $821,000 and $800,000 in proceeds from the issuance of common stock. The activity in 2000 consisted of $945,000 in repayment of debt and $927,000 from the issuance of common stock. In 1999 $22.4 million of debt was repaid and $4.0 million of proceeds was received from the issuance of common stock. Our debentures bear interest at 5.25% per annum and mature in 2005 and were repurchased at an average price of $670 per $1000 in principal amount. The shares of treasury stock were purchased on the open market at an average price of $4.05. The Board of Directors has authorized us to repurchase the debentures at our discretion and to repurchase up to six million shares of treasury stock.

     The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of December 31, 2001 (in thousands):

                                               Payments Due by Period
                                   --------------------------------------------
                                              Less
                                             than 1    1-3      4-5    After 5
                                     Total    year    years    years    years
                                     -----    ----    -----    -----    -----
Contractual Obligations
-----------------------
Long-term debt.................... $  87,265 $ 3,870 $  7,740 $ 75,655 $     --
Operating leases..................    30,110   4,792    8,066    5,861   11,391
Other long-term obligations.......     7,872      78       19       --    7,775
                                   --------- ------- -------- -------- --------
Total contractual cash obligations $ 125,247 $ 8,740 $ 15,825 $ 81,516 $ 19,166
                                   ========= ======= ======== ======== ========

Other Commercial Commitments
----------------------------

Standby letters of credit (1)..... $   4,356 $    -- $  1,236 $     -- $  3,120
                                   --------- ------- -------- -------- --------
Total commercial commitments...... $   4,356 $    -- $  1,236 $     -- $  3,120
                                   ========= ======= ======== ======== ========


(1) The after five years amount includes $2.4 million for existing surety bond requirement at December 31, 2001. Actual requirements may be less as work is completed towards underlying contract.

     We believe that we will have sufficient liquidity and operating cash flows to fund our scheduled debt service and other obligations through the foreseeable future.

Inflation
---------

     The majority of our revenue is derived from perpetual and long-term customer contracts. The term of contracts range from one (1) to five (5) years and the contracts generally allow price increases annually based on external measures of inflation. We have increased some of our prices under these contract provisions. Our maintenance contract terms also allow annual price increases based on external measures of inflation. Accordingly, inflation has not had, and we do not believe that it will have, a significant impact on our financial condition.

     Business Risks
     --------------

     Our Vendors, Suppliers and Customers May React Adversely to the
     ---------------------------------------------------------------
Restatement of Our Historical Financial Statements.
--------------------------------------------------

     Our future success depends in large part on the support of our vendors and suppliers, who may react adversely to the restatement of our historical financial statements. The restatement of our historical financial statements has resulted in negative publicity about us, which may cause some of our potential customers to defer purchases of our products. Our vendors and suppliers may reexamine their willingness to do business with us to develop critical interfaces and/or supply software and services if they lose confidence in our ability to fulfill our commitments.

     The success of our business depends greatly on our ability to enter into contracts with companies and for the continuing supply of product and services. Some of these companies, particularly large organizations, may be reluctant to choose us or continue to use us as a vendor due to concerns over the restatement of our historical financial statements.

     The Cost of Restating Our Historical Financial Statements May Adversely
     -----------------------------------------------------------------------
Affect Our Business, Operations, and Financial Condition.
--------------------------------------------------------

     In connection with this restatement of our consolidated financial statements as of December 31, 2001 and 2000, for the years ending December 31, 2001, 2000 and 1999 and as of and for the quarter ended March 31, 2002, we have hired forensic accountants and auditors to help us bring the restatement to completion. The restatement process is costly, time consuming and disruptive. This may have an adverse effect on our business, financial condition, results of operations, and results of cash flows in the future.

     We Are Currently the Target of Securities Litigation and May be the Target
     --------------------------------------------------------------------------
of Further Actions, which May Be Costly and Time Consuming to Defend.
--------------------------------------------------------------------

     In October 2002, a series of securities law class action complaints were filed in the United States District Court, California Northern District, against us and certain of our officers and directors. The plaintiffs in these actions allege, among other things, violations of the Securities Exchange Act of 1934 due to issuing a series of allegedly false and misleading statements concerning our business and financial condition between May 11, 2000 and August 11, 2002. The complaints seek unspecified monetary damages and other relief. We intend to defend ourselves vigorously against these allegations.

     The ultimate outcome of these matters cannot presently be determined and may require significant commitment of our financial and management resources and time, which may seriously harm our business, financial condition and results of operations. We cannot assure that any of the allegations discussed above can be resolved without costly and protracted litigation, and the outcome may have a material adverse impact on our financial position, results of operations and cash flows.
     In addition, securities class action litigation has often been brought against a company following a decline in the market price of its securities. The uncertainty of the currently pending investigation and litigation could lead to more volatility in our stock price. We may in the future be the target of securities class action claims similar to those described above.

     We Are Subject to an SEC Inquiry as a Result of the Restatement of Our
     ----------------------------------------------------------------------
Financial Statements.
--------------------

     Following our August 12, 2002 announcement that we intended to restate prior period financial statements, the staff of the San Francisco District Office of the Securities and Exchange Commission ('SEC") requested certain information concerning the anticipated restatement as part of an informal, preliminary inquiry. We provided that information, and expect to provide additional information now that the restatement is completed. We intend to continue to cooperate with the SEC in the event it requests other information. We cannot predict whether such information will be requested, when the SEC will conclude its inquiry, or the outcome or impact thereof.

     On February 28, 2003, we reported that the SEC had issued a formal non-public order of investigation concerning our accounting and financial reporting practices for the period beginning January 1, 1998. We intend to continue to cooperate with the SEC and comply with the SEC's requests for information. We cannot predict when the SEC will conclude its inquiry, or the outcome and impact thereof.

     Our Common Stock Has Been Delisted from the Nasdaq Stock Market.
     ---------------------------------------------------------------

     We received a notice from the Nasdaq Stock Market that we are required to file Forms 10-Q for the quarters ended June 30, and September 30, 2002 as well as restated financial statements for the years ended December 31, 2001, 2000 and 1999 and the quarter ended March 31, 2002. Our trading symbol as of August 22, 2002 was amended from "QMDC" to "QMDCE," as a result of the delinquent filings. We requested an appeals hearing before a Nasdaq Listing Qualifications Panel ("the Panel"). The Panel notified us on February 6, 2003, that Nasdaq would continue to list our common shares on the Nasdaq Stock Market until February 28, 2003, by which date we must file our Quarterly Report on Form 10-Q for the interim periods ended June 30, 2002 and September 30, 2002 and our amended SEC filings for the years ended December 31, 2001, 2000 and 1999 and the interim period ended March 31, 2002. Further, we were required to file timely all other annual and periodic reports with the SEC and evidence our continued compliance with all requirements for continued listing on the Nasdaq National Market upon the filing of these documents as well as an ability to sustain compliance with those requirements over the long term. We were unable to meet these requirements in a timely manner, and on March 4, 2003, our common stock was delisted from the Nasdaq Stock Market. Although we intend to return to compliance, we can offer no assurances that we will be relisted on the Nasdaq Stock Market.

     The delisting constitutes a "Repurchase Event" under the provisions of our Convertible Subordinated Debentures. Upon such an event, our Debentures provide the holders with the individual option to redeem the Debentures (see below).

     Our Debentures Have Been Refinanced and are Subject to New Terms.
     ----------------------------------------------------------------

     We issued Debentures on May 1, 1998 that matured on May 1, 2005 through a public offering in the principal amount of $115 million (the "2005 Notes").
Our net proceeds from the offering were $110.8 million. The Debentures had interest at 5.25% per annum and were convertible into common stock at any time prior to the redemption or final maturity, initially at the conversion price of $33.25 per share (resulting in an initial conversion ratio of 30.075 shares per $1,000 principal amount).

     We were obligated to provide holders of the Debentures with notice and the holders have the individual option to redeem the Debentures should we (i) cease to be traded on a U.S. national securities exchange or cease to be approved for trading on a U.S. automated over-the-counter securities market; or, (ii) experience defined Changes of Control, including a merger in which we are not the surviving entity or our shareholders do not control 50% of the new entity, the sale of substantially all of our assets, a liquidation, or if there is a substantial change in the board of directors over a two-year period. Additionally, we are obligated to redeem the Debentures upon defined Events of Default, including failure to timely repay principal or interest under the Debentures, default under any other borrowing, and bankruptcy. On March 4, 2003, our common stock was delisted from the Nasdaq Stock Market, and a repurchase event was triggered.

     On April 17, 2003, QuadraMed Corporation closed the refinancing of its outstanding debentures. In conjunction with its repurchase of $61.8 million of its outstanding 5.25% Convertible Subordinated Debentures due 2005 (the "2005 Notes") pursuant to its offer to repurchase such debentures previously announced on March 19, 2003, the Company issued $71 million of its Senior Secured Notes due 2008 (the "2008 Notes"), together with warrants to purchase 11,303,842 shares of the Company's common stock. Investors in the 2008 Notes included certain holders of 2005 Notes as well as new investors. Additional warrants to purchase 2,047,978 shares of the Company's common stock will be issued to holders of the 2008 Notes if the Company does not file a registration statement within 90 days after receiving a request from the holders on or after the date that is 270 days after April 17, 2003, the date of issuance of the 2008 Notes. The Company also issued warrants to purchase 282,596 shares of the Company's common stock to Philadelphia Brokerage Corporation as consideration in connection with the transaction. The warrants have a term of 5 years, have an exercise price of $0.01 per share and are subject to certain anti-dilution provisions including dilution from any issuance of shares in settlement of existing litigation.

     The 2008 Notes bear an initial interest rate of 10%, which interest rate is required to be reduced to 9% upon the listing of the Company's common stock for trading on a U.S. national securities exchange or upon the common stock's relisting on the Nasdaq National Market or the Nasdaq Smallcap Market. The terms of the 2008 Notes provide that interest is initially payable 6% in cash and 4% in additional notes for the first year and payable entirely in cash thereafter. The 2008 Notes are also secured by certain intellectual property of the Company.

     Provisions in Our Certificate of Incorporation and Bylaws and Delaware Law
     --------------------------------------------------------------------------
Could Delay or Discourage a Takeover that Could Adversely Affect the Price of
-----------------------------------------------------------------------------
Our Common Stock.
----------------

     Our board of directors has the authority to issue up to 5 million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by holders of our common stock. If preferred stock is issued, the voting and other rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of our preferred stock. The issuance of preferred stock may have the effect of delaying or preventing a change of control of the Company that could have been at a premium price to our stockholders.

     Certain provisions of our certificate of incorporation and bylaws could discourage potential takeover attempts and make attempts to change management by stockholders difficult. Our board of directors, which is classified into three classes of directors serving staggered, three-year terms, has the authority to impose various procedural and other requirements that could make it more difficult for our stockholders to effect certain corporate actions. In addition, our certificate of incorporation provides that directors may be removed only by the affirmative vote of the holders of two-thirds of the shares of our capital stock entitled to vote. Any vacancy on our Board of Directors may be filled only by a vote of the majority of directors then in office. Further, our certificate of incorporation provides that the affirmative vote of two-thirds of the shares entitled to vote, voting together as a single class, subject to certain exceptions, is required for certain business combination transactions. These provisions, and certain other provisions of our certificate of incorporation, could have the effect of delaying or preventing
(i) a tender offer for our common stock or other changes of control of the Company that could be at a premium price, or (ii) changes in our management.

     In addition, certain provisions of Delaware law could have the effect of delaying or preventing a change in control of the Company. Section 203 of the Delaware General Corporation Law, for example, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met.

     The Trading Price of Our Common Stock Has Been, and Is Expected to
     ------------------------------------------------------------------
Continue to Be, Volatile.
------------------------

     The Nasdaq SmallCap Market on which our common stock was listed at the time of the Prior Report, and stock markets in general, have historically experienced extreme price and volume fluctuations that have affected companies unrelated to their individual operating performance. The trading price of our common stock has been and is likely to continue to be volatile due to such factors as:

     o Variations in quarterly results of operations;

     o Announcements of new products or acquisitions by our competitors;

     o Governmental regulatory action;

     o Developments or disputes with respect to proprietary rights; and,

     o General trends in our industry and overall market conditions.

     Movements in prices of equity securities in general may also affect the market price of our common stock.

     Future Sales of a Substantial Number of Shares of Our Common Stock Could
     ------------------------------------------------------------------------
Cause the Price of the Stock to Decrease or Fluctuate Substantially.
-------------------------------------------------------------------

     Our existing stockholders hold a significant number of shares of common stock that may be sold in the future under Rule 144 of the Securities Act or through the exercise of registration rights. Sales of a substantial number of the aforementioned shares in the public markets or the prospect of such sales could adversely affect or cause substantial fluctuations in the market price of our common stock and Debentures and impair our ability to raise additional capital through the sale of our securities.

     Future Sales of Our Common Stock in the Public Market or Option Exercises
     -------------------------------------------------------------------------
and Sales Could Lower Our Stock Price.
-------------------------------------

     A substantial number of the unissued shares of our common stock are subject to stock options and our outstanding Debentures and notes may be converted into shares of common stock. We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options or the conversion of our outstanding convertible notes or Debentures, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

     We Face Product Development Risks Associated with Rapid Technological
     ---------------------------------------------------------------------
Changes.
-------

     The healthcare software market is highly fragmented and characterized by ongoing technological developments, evolving industry standards, and rapid changes in customer requirements. Our success depends on our ability to timely and effectively:

     o Offer a broad range of software products;

     o Enhance existing products and expand our integrated product offerings;

     o Respond promptly to new customer requirements and industry standards;
       and,

     o Remain compatible with popular operating systems and develop products that are compatible with the new or otherwise emerging operating systems;

     o Develop new interfaces with competing HIS vendors to fully integrate our Quantim product suite in order to maximize features and functionality of new products.

     Our performance depends in large part upon our ability to provide the increasing functionality required by our customers through the timely development and successful introduction of new products and enhancements to our existing suite of products. We may not successfully, or in a timely manner, develop, acquire, integrate, introduce, or market new products or product enhancements. Product enhancements or new products developed by us also may not meet the requirements of hospitals or other healthcare providers and payers or achieve or sustain market acceptance. Our failure to either estimate accurately the resources and related expenses required for a project, or to complete our contractual obligations in a manner consistent with the project plan upon which a contract was based, could have a material adverse effect on our business, financial condition, and results of operations. In addition, our failure to meet a customer's expectations in the performance of our services could damage our reputation and adversely affect our ability to attract new business.

     Our Inability to Protect Our Intellectual Property Could Lead to
     ----------------------------------------------------------------
Unauthorized Use of Our Products, which Could Have an Adverse Effect on Our
---------------------------------------------------------------------------
Business.
--------

     We rely on a combination of trade secret, copyright and trademark laws, nondisclosure, non-compete, and other contractual provisions to protect our proprietary rights. In 2001, we filed our first patent application covering our developed technology, the Affinity CPOE software application. Measures taken by the Company to protect our intellectual property may not be adequate, and our competitors could independently develop products and services that are substantially equivalent or superior to our products and services. Any infringement or misappropriation of our proprietary software and databases could put us at a competitive disadvantage in a highly competitive market and could cause us to lose revenues, incur substantial litigation expense, and divert management's attention from other operations.

     We depend on licenses from a number of third-party vendors for certain technology used to develop and operate our products. Most of these licenses expire within three to five years. Such licenses can be renewed only by mutual consent and may be terminated if we breach the license terms and fail to cure the breach within a specified time period. If such licenses are terminated, we may not be able to continue using the technology on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce product shipments until equivalent technology is obtained, which could have a material adverse effect on our business, financial condition, and results of operations. Most of our third-party licenses are non-exclusive and competitors may obtain the same or similar technology. In addition, if vendors choose to discontinue support of the licensed technology, we may not be able to modify or adapt our products.


     Intellectual property litigation is increasingly common in the software industry. The risk of an infringement claim against us may increase over time as the number of competitors in our industry segment grows and the functionality of products overlaps. Third parties could assert infringement claims against us in the future. Regardless of the merits, we could incur substantial litigation expenses in defending any such asserted claim. In the event of an unfavorable ruling on any such claim, a license or similar agreement may not be available to us on reasonable terms, if at all. Infringement may also result in significant monetary liabilities that could have a material adverse effect on our business, financial condition, and results of operations. We may not be successful in the defense of these or similar claims.


     The Nature of Our Products Makes Us Particularly Vulnerable to Undetected
     -------------------------------------------------------------------------
Errors or Bugs that Could Reduce Revenues, Market Share or Demand for Our
-------------------------------------------------------------------------
Products and Services.
---------------------

     Products such as those offered by us may contain errors or failures, especially when initially introduced or when new versions are released. Although we conduct extensive testing on our products, software errors have been discovered in certain enhancements and products after their introduction. Despite such testing by us and by our current and potential customers, products under development, enhancements, or shipped products may contain errors or performance failures, resulting in, among other things:

     o Loss of customers and revenue;

     o Delay in market acceptance;

     o Diversion of resources;

     o Damage to our reputation; or,

     o Increased service and warranty costs.

     Any of these consequences could have a material adverse effect on our business, financial condition, and results of operations.

     If Our Products Fail to Accurately Assess, Process, or Collect Healthcare
     -------------------------------------------------------------------------
Claims or Administer Managed Care Contracts, We Could Be Subject to Costly
--------------------------------------------------------------------------
Litigation and Be Forced to Make Costly Changes to Our Products.
---------------------------------------------------------------

     Some of our products and services are used in the payment, collection, coding, and billing of healthcare claims and the administration of managed care contracts. If our employees or products fail to accurately assess, process, or collect these claims, customers could file claims against us. Our insurance coverage may not be adequate to cover such claims. A successful claim that is in excess of, or is not covered by, insurance coverage could adversely affect our business, financial condition, and results of operations. Even a claim without merit could result in significant legal defense costs and could consume management time and resources. In addition, claims could increase our premiums such that appropriate insurance could not be found at commercially reasonable rates. Furthermore, if we were found liable, we may have to significantly alter one or more of our products, possibly resulting in additional unanticipated research and development expenses.

     We May Be Required to Make Substantial Changes to Our Products if They
     ----------------------------------------------------------------------
Become Subject to FDA Regulation, which Could Require a Significant Capital
---------------------------------------------------------------------------
Investment.
----------

     Computer products used or intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease or other conditions or that affect the structure or function of the body are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act. At present, none of our software products are so regulated. In the future, the FDA could determine that some of our products, because of their predictive aspects, are clinical decision tools and subject them to regulation. Compliance with FDA regulations could be burdensome, time consuming, and expensive. Other new laws and regulations affecting healthcare software development and marketing also could be enacted in the future. If so, it is possible that our costs and the length of time for product development and marketing could increase and that other unforeseeable consequences could arise.

     Governmental Regulation of the Confidentiality of Patient Health
     ----------------------------------------------------------------
Information Could Result in Our Customers Being Unable to Use Our Products
--------------------------------------------------------------------------
Without Significant Modification, which Could Require Us to Expend Substantial
------------------------------------------------------------------------------
Amounts.
-------

     There is substantial state and federal regulation of the confidentiality of patient health information and the circumstances under which such information may be used by, disclosed to or processed by us as a consequence of our contacts with various health care providers. Although compliance with these laws and regulations is presently the principal responsibility of the hospital, physician, or other healthcare provider, regulations governing patient confidentiality rights are dynamic and rapidly evolving. Changes may be made which require us to change our systems and our methods which could require significant expenditure of capital and decrease future business prospects. Additional federal and state legislation governing the dissemination of individually identifiable information have been proposed and may be adopted, which may also significantly affect our business.

     The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") is a federal law that affects the use, disclosure, transmission and storage of individually identifiable health information. As directed by HIPAA, the United States Department of Health and Human Services ("HHS") must promulgate standards and implementation guidelines for certain electronic health transactions, code sets, data security, unique identification numbers, and privacy of individually identifiable health information. HHS has made several regulatory proposals, which are in various stages of development.

     First, HHS has published a final regulation governing transaction and code-set standards that had a compliance date of October 16, 2002. If a covered entity (health care providers that transmit certain covered transactions in electronic form, health plans and health care clearinghouses) or its agent filed an extension by October 16, 2003, the covered entity would receive an additional year to comply with the HIPAA transaction and code sets requirements.

     Second, HHS has published a final HIPAA privacy rule which has a compliance date of April 14, 2003. The HIPAA privacy rule is complex and far reaching. Similar to the HIPAA transaction and code sets rule, the HIPAA privacy rule applies to covered entities. Covered entities are required to execute a contract with any business associate that performs certain services on the covered entity's behalf. We may be implicated by the HIPAA privacy rule as a business associate of a covered entity. The HIPAA privacy rule and state healthcare privacy regulations could materially restrict the ability of healthcare providers to disclose individually identifiable health information from patient records using our products and services or could require us to make substantial capital expenditures to be in compliance. Accordingly, the HIPAA Privacy Rule and state privacy laws may significantly impact our product's use in the health care delivery system and therefore, decrease our revenue, increase working capital requirements and decrease future business prospects.

     Third, HHS published the final HIPAA security rule with a compliance date of April 20, 2005. The HIPAA security rule applies to the use, disclosure, transmission, storage and destruction of electronic protected health information by covered entities. Covered entities must implement stringent security measures to ensure the confidentiality of the electronic protected health information, and to protect against the unauthorized use of the electronic protected health information. Implementing such measures will require us to expend substantial capital due to required product, service, and procedure changes.

     Government Regulation of the Health Care Delivery System May Affect Health
     --------------------------------------------------------------------------
Care Provider's Discretionary Spending
--------------------------------------

     During the past several years, the healthcare industry has been subject to, among other things, increasing levels of governmental regulation of reimbursement rates and certain capital expenditures. Certain proposals to reform the healthcare system have been and are being considered by Congress. These proposals, if enacted, could change the operating environment for our clients in ways that could have a negative impact on our business, financial condition, and results of operations. We are unable to predict what, if any, changes will occur.

     Changes in Procurement Practices of Hospitals Have and May Continue to
     ----------------------------------------------------------------------
Have a Negative Impact on Our Revenues.
--------------------------------------

     A substantial portion of our revenues has been and is expected to continue to be derived from sales of software products and services to hospitals. Consolidation in the healthcare industry, particularly in the hospital and managed care markets, could decrease the number of existing or potential purchasers of products and services and could adversely affect our business.
In addition, the decision to purchase our products often involves a committee approval. Consequently, it is difficult for us to predict the timing or outcome of the buying decisions of our customers or potential customers. In addition, many healthcare providers are consolidating to create IDNs with greater regional market power. These emerging systems could have greater bargaining power, which may lead to decreases in prices for our products, which could adversely affect our business, financial condition, and results of operations.

     Changes in the Healthcare Financing and Reimbursement System Could
     ------------------------------------------------------------------
Adversely Affect the Amount of and Manner in which Our Customers Purchase Our
-----------------------------------------------------------------------------
Products And Services.
---------------------

     Changes in current healthcare financing and reimbursement systems could result in unplanned product enhancements, delays, or cancellations of product orders or shipments, or reduce the need for certain systems. We could also have the endorsement of products by hospital associations or other customers revoked. Any of these occurrences could have a material adverse effect on our business. Alternatively, the federal government recently mandated the use of electronic transmissions for large Medicare providers which may positively affect our systems and product.

     The healthcare industry in the United States is subject to changing political, economic, and regulatory influences that may affect the procurement practices and operations of healthcare organizations. The traditional hospital delivery system is evolving as more and more hospital services are being provided by niche, free standing practices and outpatient providers. The commercial value and appeal of our products may be adversely affected if the current healthcare financing and reimbursement system were to revert to a fee-for-service model. In addition, many of our customers provide services under capitated service agreements, and a reduction in the use of capitation arrangements as a result of regulatory or market changes could have a material adverse effect on our business. During the past several years, the healthcare industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and capital expenditures. Proposals to reform the healthcare system have been and are being considered by the United States Congress. These proposals, if enacted, could change the operating environment of our customers in ways that cannot be predicted. Healthcare organizations may react to these proposals by curtailing or deferring investments, including those for our products and services. In addition, the regulations promulgated under HIPAA could lead healthcare organizations to curtail or defer investments in non-HIPAA related features in the next several years.

     Our Quarterly Operating Results Are Subject to Fluctuations, which Could
     ------------------------------------------------------------------------
Adversely Affect Our Financial Results and the Market Price of Our Common
-------------------------------------------------------------------------
Stock.
-----

     Our quarterly operating results have varied significantly in the past and may fluctuate in the future as a result of a variety of factors, many of which are outside our control. Accordingly, quarter-to-quarter comparisons of our operating results may not be indicative of our future performance. Some of the factors causing these fluctuations include:

     o Variability in demand for products and services;

     o Introduction of product enhancements and new products by us and our competitors;

     o Timing and significance of announcements concerning present or prospective strategic alliances;

     o Discontinuation of, or reduction in, the products and services we offer;

     o Loss of customers due to consolidation in the healthcare industry;

     o Delays in product delivery requested by our customers;

     o Customer budget cycle fluctuation;

     o Investment in marketing, sales, research and development, and administrative personnel necessary to support anticipated operations;

     o Costs incurred for marketing and sales promotional activities;

     o Software defects and other product quality factors;

     o General economic conditions and their impact on the healthcare industry;

     o Cooperation from competitors on interfaces and implementation when a customer chooses a QuadraMed software application to use with various vendors;

     o Delays in implementation due to product readiness, customer induced delays in training or installation and third party interface development delays;

     o Final negotiated sales prices of systems;

     o Federal regulations (i.e., OIG, HIPAA, ICD-10) that can increase demand for new, updated systems;

     o Federal regulations that directly affect reimbursements received, and therefore the amount of money available for purchasing information systems; and,

     o The fines and penalties a healthcare provider or system may incur due to fraudulent billing practices;

     o Increases in third party royalty fees associated with embedded products in QuadraMed software applications.

     Our operating expense levels, which increase with the addition of acquired businesses, are relatively fixed. Accordingly, if future revenues were below expectations, we would experience a disproportionate adverse affect on our net income and financial results. In the event of a revenue shortfall, we will likely be unable to, or may elect not to, reduce spending quickly enough to offset any such shortfall. As a result, it is possible that our future revenues or operating results may fall below the expectations of securities analysts and investors. In such a case, the price of our publicly traded securities may be adversely affected.

     The Variability and Length of the Sales Cycle for Our Products May
     ------------------------------------------------------------------
Exacerbate the Unpredictability and Volatility of Our Operating Results.
-----------------------------------------------------------------------

     We cannot accurately forecast the timing of customer purchases due to the complex procurement decision processes of most healthcare providers and payers. How and when to implement, replace, expand or substantially modify an information system are major decisions for customers, and such decisions require significant capital expenditures by them. As a result, we typically experience sales cycles that extend over several quarters. In addition, certain products we acquired with Compucare have higher average selling prices and longer sales cycles than many of our other products. As a result, we have only a limited ability to forecast the timing and size of specific sales, making the prediction of quarterly financial performance more difficult.
     If We Are Unable to Compete Effectively, We Could Experience Price
     ------------------------------------------------------------------
Reduction, Reduced Gross Margins and Loss of Market Share.
---------------------------------------------------------

     Competition for our products and services is intense and is expected to increase. Increased competition could result in reductions in our prices, gross margins, and market share and have a material adverse affect on our business, financial condition, and results of operations. We compete with other providers of healthcare information software and services, as well as healthcare consulting firms. Some competitors have formed business alliances with other competitors that may affect our ability to work with some potential customers. In addition, if some of our competitors merge, a stronger competitor may emerge. Some principal competitors include:

     o In the market for enterprise healthcare information systems in the Enterprise Division: McKesson Corporation, Inc., Shared Medical Systems, Inc., a division of Siemens, MediTech Corporation, Eclipsys Corporation, Cerner, and, IDX Corporation;

     o In the market for electronic document management products in the Enterprise Division: McKesson Corporation, SoftMed Corporation Inc., FileNet, Lanvision, MedPlus, and, Eclipsys Corporation;

     o In the market for MPI products and services in the Enterprise Division:
       Madison Technologies, Inc., McKesson Corporation, Shared Medical Systems, Inc., a division of Siemens, and, Medibase;

     o In the market for decision support products in the Enterprise Division:
       Eclipsys Corporation, Healthcare Microsystems, Inc., a division of Health Management Systems Inc., McKesson Corporation, Shared Medical Systems, Inc., a division of Siemens, and, MediQual Systems, Inc., a division of Cardinal Health, Inc.;

     o In the market for compliance, data, and record management products in the Health Information Management Software Division: 3M Corporation, SoftMed Corporation, Inc., MetaHealth, Eclypsis Corporation, and, HSS, Inc.;

     o In the Health Information Management Services Division:
       PricewaterhouseCoopers LLP, Bearing Point and Cap Gemini for compliance products and services and health information management consulting services; and,

     o In the Financial Services Division: Advanced Receivables Strategy, Inc., a division of Perot Systems Corporation, NCO Group, Inc., Outsourcing Solutions, Inc., Health Management Systems, Inc., and Triage Consulting Group.

     Current and prospective customers also evaluate our product's capabilities against the merits of their existing information systems and expertise. Major software information systems companies, including those specializing in the healthcare industry, that do not presently offer competing products may enter our markets. Many of our competitors and potential competitors have significantly greater resources than us for financial, technical, product development, marketing and other resources, and greater market recognition than we have. Many of these competitors also have, or may develop or acquire, substantial installed customer bases in the healthcare industry. As a result of these factors, our competitors may be able to respond more quickly to new or emerging technologies, changes in customer requirements, and changes in the political, economic or regulatory environment in the healthcare industry.

     These competitors may be in a position to devote greater resources to the development, promotion, and sale of their products than we can. We may not be able to compete successfully against current and future competitors, and such competitive pressures could materially adversely affect our business, financial condition, and operating results.

     Our Services Face Review and Scrutiny from the Department of Health and
     -----------------------------------------------------------------------
Human Services, the Department of Justice and Other Law Enforcement Agencies.
----------------------------------------------------------------------------

     As a result of rising health care costs, federal and state governments have placed an increased emphasis on detecting and eliminating fraud and abuse in Medicare, Medicaid, and other health care programs. Numerous laws and regulations now exist to prevent fraudulent or abusive billing, to protect patients' privacy rights, and to ensure patients' access to health care. Violation of the laws or regulations governing our operations could result in the imposition of civil or criminal penalties, including temporary or permanent exclusion from participation in government health care programs such as Medicare and Medicaid, the cancellation of our contracts to provide managed care services, and the suspension or revocation of our licenses. We routinely conduct internal audits in an effort to ensure compliance with all applicable laws and regulations. If errors, discrepancies or violations of laws are discovered in the course of these audits or otherwise, we may be required by law to disclose the relevant facts, once known, to the appropriate authorities.

     We Face Risks Associated with U.S. Government Contracting.
     ---------------------------------------------------------

     We have been awarded a U.S. General Services Administration ("GSA") Schedule Contract for Federal Supply Service of commercial information technology. The willingness of government agencies to enter into future contracts depends upon (i) our ability to continue supporting existing products; (ii) maintaining ongoing relationships with third-party suppliers of certain elements of our products; and, (iii) developing new products with third-party suppliers to address new regulatory requirements of government agencies and having these products added to our GSA commercial price list. These contracts are subject to cancellation at the convenience of the contracting government agency.

     As a commercial vendor, we must file a quarterly sales report with the GSA and remit a 1% "Industrial Funding Fee" based on the sales value of the contract. Reductions or delays in federal funds available for projects we are performing could also have an adverse impact on our government business. Contracts involving time and material fees are also subject to the risks of disallowance of costs upon audit, changes in government procurement policies, required competitive bidding for products not identified on the GSA commercial product price list, and, with respect to contracts involving prime contractors or government-designated subcontractors, the inability of those parties to perform under their contracts.

     We Have Encountered Significant Challenges Integrating Acquired
     ---------------------------------------------------------------
Businesses, and Future Transactions May Adversely Affect Our Business,
---------------------------------------------------------------------
Operations, and Financial Condition.
-----------------------------------

     From 1993 to 1999, we completed twenty-eight (28) acquisitions encountering significant challenges integrating the acquired businesses into our operations, and in years 2000 and 2001 focused in particular on their integration. Some of the challenges we encountered, and may encounter in the future, in integrating acquired businesses have included:

     o Interruption, disruption or delay of our ongoing business;

     o Distraction of management's attention from other matters;

     o Additional operational and administrative expenses;

     o Difficulty managing geographically dispersed operations;

     o Failure of acquired businesses to achieve expected results, resulting in our failure to realize anticipated benefits;

     o Write-down or reclassification of acquired assets;

     o Failure to retain key acquired personnel and difficulty and expense of training those retained;

     o Increases in stock compensation expense and increased compensation expense resulting from newly hired employees;

     o Assumption of liabilities and potential for disputes with the sellers of acquired businesses;

     o Customer dissatisfaction or performance problems related to acquired businesses;

     o Exposure to the risks of entering markets in which we have no direct prior experience and to risks associated with market acceptance of acquired products and technologies; and,

     o Platform and technical issues related to integrating systems from various acquired companies.

     All of these factors have had an adverse effect on our business, financial condition, and results of operations in the past, and could have an adverse effect in the future.

     New Accounting Standards May Make Acquisitions Necessary for Our Growth
     -----------------------------------------------------------------------
Less Accretive and Less Attractive.
----------------------------------

     In June 2001, the FASB issued SFAS No. 141, Business Combinations. The statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. All business combinations within the scope of SFAS No. 141 are to be accounted for using the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The adoption of the new standard has not had a material effect on our financial condition, results of operations, or cash flows.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in business combination) should be accounted for in financial statements upon acquisition. In addition, this statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. As of December 31, 2001, our unamortized goodwill balance was $24.2 million, and was being amortized over periods ranging from 7 to 10 years. As a result of SFAS No. 142, we currently estimate the elimination of goodwill amortization will result in pre-tax savings of approximately $4.0 million in year ending December 31, 2002. We do not expect to record an impairment charge for the year ending December 31, 2002, however, there can be no assurance that a significant impairment charge will not be recorded. We have not yet finalized the financial statement impact of SFAS No. 142 for periods subsequent to December 31, 2001.

     Although we believe that SFAS Nos. 141 and 142 will not have a material adverse effect on our financial condition, such new standards may make certain potential acquisitions less attractive in the future because any amounts paid in excess of book value will have to be amortized over a shorter period than previously permitted, which could adversely effect reported GAAP operating results.

     We May Lose Some or All of Our Equity Investment in a Technology Company
     ------------------------------------------------------------------------
if Such Company Becomes Bankrupt or Insolvent or Does Not Succeed in Executing
------------------------------------------------------------------------------
Their Business Strategies Appropriately.
---------------------------------------

     We hold a minority interest in a publicly traded company having operations or technology in areas within our strategic focus, which has a highly volatile share price. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future. As of December 31, 2001, the fair market value of our only such holding, VantageMed, was $575,000.

     We May Suffer Losses Due to the Investment Performance of Variable Life
     -----------------------------------------------------------------------
Insurance Policies That Are Tied to the Performance of Equity Markets That May
------------------------------------------------------------------------------
Lead to Delays in Repayments of Premiums Pursuant to Certain Split-Dollar Life
------------------------------------------------------------------------------
Insurance Agreements or Result in Increased Supplemental Executive Retirement
-----------------------------------------------------------------------------
Plan (SERP) Expenses in Future Periods.
--------------------------------------

     We have an investment interest in three variable life insurance policies. Each of the variable life insurance policies provides for the investment of the cash value portion of policies into various sub-accounts that are similar in nature to mutual funds. Two policies are issued pursuant to split-dollar agreements with the former executives, and trusts established for their benefit make the investment decisions on these policies. The third policy is a corporate-owned policy that we contributed to a grantor or "rabbi" trust established to make contributions to satisfy our obligations under the SERP and two other subsequently terminated benefit plans. We make the investment decisions only on this policy. The performance of the variable life insurance policies for cash value and premium amounts will vary depending on the performance of the selected underlying sub-accounts. Pursuant to FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance, we report the amounts that could be realized under these variable life insurance contracts as an asset valued as of the balance sheet date and treat the change in cash surrender value during the reported period as an adjustment of premiums paid in determining the expense or income to be recognized. The reduced value of the variable life insurance policies and future adverse changes in the condition of equity markets or poor operating results of underlying policy sub-accounts could result in (i) the delayed repayment of advanced premiums in the case of the split-dollar policies, and/or (ii) increased SERP expenses in future periods.

     A Significant Amount of Our Assets Are Comprised of Goodwill, Capitalized
     -------------------------------------------------------------------------
Software, Customer Lists and Other Intangible Items Subject to Impairment and
-----------------------------------------------------------------------------
Write-Off That Could Possibly Decrease Our Results of Operations and
--------------------------------------------------------------------
Stockholders' Equity.
--------------------

     A significant amount of our assets are comprised of intangibles, such as the value of the installed customer base, core technology, capitalized software, goodwill, and other identifiable intangible assets acquired through our acquisitions, such as trademarks.

     Pursuant to SFAS No. 142, we must test goodwill and other intangible assets for impairment at least annually, and write them off when impaired. Previously, goodwill was amortized. We engaged a valuation firm to perform an impairment test on the carrying value of goodwill as of January 1, 2002. The valuation firm determined that there was no impairment as of that date. We, however, cannot predict that all of our intangible assets will continue to remain unimpaired. Our stockholders' equity could possibly decrease with any future impairment and write-off of goodwill, customer lists, or other such intangibles.

     Intangibles such as software development costs, are capitalized upon the establishment of technological feasibility. In accordance with SFAS No. 86, we establish technological feasibility upon completion of a detailed program design, which substantiates that the computer software product can be produced in accordance with our design specifications. Capitalized software development costs require a continuing assessment of their recoverability. This assessment requires considerable judgment by our management with respect to various factors, including, but not limited to, anticipated future gross margins, estimated economic lives, and changes in software and hardware technology. If it is determined that capitalized software costs are no longer technologically recoverable, we may be required to write off such balances, which could have a material adverse affect on our operating results.

     No Mirror Processing Site for Our Customer Data Processing Facilities
     ---------------------------------------------------------------------
Exists; Our Business, Financial Condition, and Results of Operations Could Be
-----------------------------------------------------------------------------
Adversely Affected if These Facilities Were Subject to a Closure from a
-----------------------------------------------------------------------
Catastrophic Event or Otherwise.
-------------------------------

     We currently process substantially all of our customer data at our facilities in Neptune, New Jersey; Irving, Texas; Kansas City, Missouri; and San Rafael, California. Although we back up our data nightly and have safeguards for emergencies, such as power interruption or breakdown in temperature controls, we have no mirror processing site to which processing could be transferred in the case of a catastrophic event at any of these facilities. If a major catastrophic event occurs at these facilities, possibly leading to an interruption of data processing, or any other interruption or closure, our business, financial condition, and results of operations could be adversely affected.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     In addition to the market risks discussed herein, refer to our discussion of business risks in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, above.

     Interest Rate Risk
     ------------------

     The Company's exposure to market risk for changes in interest rates primarily relates to our investment portfolio. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We invest in high-quality issuers, including money market funds, corporate debt securities, and debt securities issued by the United States government. We have a policy of investing in securities with maturities of two years or less. We do not invest in derivative financial or foreign investments.

     The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, (in thousands, except average interest rates).

                                         Aggregate          Weighted Average
                                        Fair Value           Interest Rate
                                    --------------------- --------------------
                                       2001      2000        2001     2000
Cash and cash equivalents:
  Cash.............................. $  4,682  $  3,697     1.78%    6.42%
  Money Market funds................   25,117    23,671
                                     --------  --------
    Total cash and cash equivalents  $ 29,799  $ 27,368
                                     ========  ========

Short-term investments:
  Corporate debt securities......... $  2,380  $  7,302     3.75%    5.74%
  Debt issued by the U.S. government       34     4,994     6.37%    5.33%
                                     --------  --------
    Total short-term investments.... $  2,414  $ 12,296
                                     ========  ========

Long-term investments:
  Corporate debt securities......... $    575  $    500     6.09%    6.63%
  Debt issued by the U.S. government      562       519     5.50%    5.90%
                                     --------  --------
    Total long-term investments      $  1,137  $  1,019
                                     ========  ========


     As our long-term debt consists solely of our Debentures totaling $73.7 million at December 31, 2001, at a fixed interest rate of 5.25% maturing in 2005, we are not exposed to material debt related interest rate risk.

     Performance of Equity Markets
     -----------------------------

     The performance of equity markets can have an effect on our operations, and recent declines in equity markets, if sustained, will have an adverse effect on us related to certain variable life insurance policies in which we have an investment interest.


     Foreign Currency Risk
     ---------------------

     Although we sell our products internationally from time to time, all such transactions are denominated in U.S. Dollars, and there is no foreign currency fluctuation risk associated with such sales.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The financial statements and supplementary data regarding us are included in this Report on Form 10-K/A beginning on page F-1.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     Information about changes in our independent public accountants appears under "Changes In Independent Public Accountants" in our definitive proxy statement filed April 5, 2002 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended ("Proxy Statement"). Those portions of the Proxy Statement are incorporated by reference into this report.


                                   PART III

     Because we filed a Proxy Statement within 120 days after the end of the year ended December 31, 2001, this Amended Report omits certain information required by Part III and incorporates by reference certain information included in the Proxy Statement.

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     Information regarding our directors appears under "Election of Directors" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report. Information regarding our executive officers appears in Item 1 of this Annual Report on Form 10-K/A under "Management."

     Section 16(a) Beneficial Ownership Reporting Compliance
     -------------------------------------------------------

     Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appears under "Section 16(a) Beneficial Ownership Reporting Compliance" under "Election of Directors" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.


Item 11.  Executive Compensation
--------------------------------

     Information about compensation of our named executive officers appears under "Executive Compensation" under "Election of Directors" in the Proxy Statement. Information about compensation of our directors appears under "Director Compensation" under "Election of Directors" in the Proxy Statement. Those portions of the Proxy Statement are incorporated by reference into this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Information about security ownership of certain beneficial owners and management appears under "Security Ownership of Directors and Executive Officers" under "Election of Directors" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Information about certain relationships and related transactions appears under "Certain Relationships and Related Transactions" under "Election of Directors" in the Proxy Statement. That portion of the Proxy Statement is incorporated by reference into this report.

     Nitin T. Mehta, a former officer of QuadraMed, was the CEO of Pyramid Health Group ("Pyramid"), acquired by us in 1998. Concurrent with the Pyramid acquisition, we entered into a non-exclusive financial advisory agreement regarding corporate acquisitions, sales, mergers, consolidation and other business combinations with Mehta & Company, Inc. ("Mehta & Company"), an investment banking firm in which Mr. Mehta had an ownership interest. We paid Mehta & Company fees totaling $5.3 million in the year ended December 31, 1999. Mehta & Company has not provided any services to us since 1999 and no subsequent fees have been paid.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a) The following documents are filed as a part of this Annual Report on Form 10-K/A:

    1. Financial Statements.
       --------------------

       The consolidated financial statements incorporated herein begin on page F-1.

    2. Financial Statement Schedule.
       ----------------------------

       Reference is made to Schedule II - Valuation and Qualifying Accounts on page S-1.

    3. Exhibits.  Reference is made to Item 14(c) of this Annual Report on Form
       --------
       10-K/A.

(b) Reports on Form 8-K.  We filed the following reports on Form 8-K during the
    -------------------
    last quarter of the year covered by this Annual Report on Form 10-K/A:
    NONE

(c) Exhibits.  The exhibits listed on the accompanying Exhibit Index or
    --------
    incorporated by reference are filed as part of this Annual Report on Form 10-K/A.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      QUADRAMED CORPORATION
Date:  June 6, 2003

                                  By: /s/ Lawrence P. English
                                     ----------------------------------
                                     Lawrence P. English
                                     Chairman of the Board
                                     Chief Executive Officer

                                  By: /s/ Charles J. Stahl
                                     ----------------------------------
                                     Charles J. Stahl
                                     Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date indicated:


      Signatures                   Title                           Date
      ----------                   -----                           ----

 /s/ Lawrence P. English   Chairman of the Board and Chief     June 6, 2003
--------------------------- Executive Officer (Principal
   Lawrence P. English      Executive Officer)


   /s/ Charles J. Stahl     Chief Financial Officer             June 6, 2003
--------------------------- (Principal Financial and
    Charles J. Stahl        Accounting Officer)

  /s/ Joseph L. Feshbach    Director                            June 6, 2003
---------------------------
    Joseph L. Feshbach

  /s/ Albert L. Greene      Director                            June 6, 2003
---------------------------
     Albert L. Greene

   /s/ F. Scott Gross       Director                            June 6, 2003
---------------------------
     F. Scott Gross

   /s/ Michael J. King      Director                            June 6, 2003
---------------------------
     Michael J. King

                            Director                            June 6, 2003
---------------------------
     Robert W. Miller

  /s/ Cornelius T. Ryan     Director                            June 6, 2003
---------------------------
    Cornelius T. Ryan



                                CERTIFICATIONS


CEO Certification

I, Lawrence P. English, certify that:

1. I have reviewed this annual report on Form 10-K/A of QuadraMed Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and,

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:  June 6, 2003                        /s/ Lawrence P. English
                                           ----------------------------------
                                           Lawrence P. English
                                           Chairman of the Board
                                           Chief Executive Officer

CFO Certification

I, Charles J. Stahl, certify that:

1. I have reviewed this annual report on Form 10-K/A of QuadraMed Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and,

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  June 6, 2003                        /s/ Charles J. Stahl
                                           -----------------------------------
                                           Charles J. Stahl
                                           Chief Financial Officer


                                 EXHIBIT INDEX
2.1   Securities Purchase Agreement dated September 28, 2000, by and between
      QuadraMed Corporation, QuadraMed Operating Corporation, and investors whose names and addresses are set forth on Schedule I thereto. (13)
2.1   Securities Purchase Agreement dated as of May 5, 2000, by and among
      QuadraMed Corporation, QuadraMed Operating Corporation, Certain
      Investors and ChartOne, Inc. (9)
2.2   Asset Contribution Agreement dated as of May 3, 2000, by and among
      QuadraMed Corporation, QuadraMed Operating Corporation and ChartOne, Inc.
2.3   Asset Purchase Agreement, by and among, QuadraMed Corporation, QuadraMed
      Operating Corporation, OAO Technology Solutions, Inc., and OAO
      Transaction, LLP, dated as of August 16, 2001. (15)
3.4   Amended and Restated Bylaws of QuadraMed. (1)
3.5   Third Amended and Restated Certificate of Incorporation of QuadraMed. (5)
3.6   Amended and Restated Certificate of Incorporation of QuadraMed, amended
      January 28, 2002.
4.1   Reference is made to Exhibits 3.4 and 3.5. (1) (5)
4.2   Form of Common Stock certificate. (1)
4.11  Form of Warrant to Purchase Common Stock. (1)
4.12  Registration Rights Agreement dated December 5, 1996, by and between
      QuadraMed and the investors listed on Schedule A thereto. (2)
4.14  Registration Rights Agreement, dated as of June 5, 1998, by and among
      QuadraMed Corporation and the stockholders of Pyramid Health Group, Inc.
      named therein. (3)
4.15  Subordinated Indenture, dated as of May 1, 1998, between QuadraMed and
      The Bank of New York. (4)
4.16 Officers' Certificate delivered pursuant to Sections 2.3 and 11.5 of the Subordinated Indenture. (4)
4.17  Registration Rights Agreement dated April 27, 1998, by and among
      QuadraMed and the Initial Purchasers named therein. (4)
4.18  Form of Global Debenture. (4)
4.19  Form of Certificated Debenture. (4)
4.21  Registration Rights Agreement dated December 23, 1998, by and between
      QuadraMed and the shareholders listed therein. (7)
4.22  Registration Rights Agreement, dated as of March 3, 1999, by and among
      QuadraMed Corporation and the stockholders of The Compucare Company named therein. (6)
10.1  1996 Stock Incentive Plan of QuadraMed. (l)
10.2  1996 Employee Stock Purchase Plan of QuadraMed. (1)
10.3  Summary Plan Description, QuadraMed Corporation 401(k) Plan. (1)
10.4 Form of Indemnification Agreement between QuadraMed and its directors and executive officers. (1)
10.5  1999 Supplemental Stock Option Plan for QuadraMed. (14)
10.64 Separation Agreement dated June 12, 2000, between James D. Durham and
      QuadraMed. (11)
10.65 Separation Agreement dated June 12, 2000, between John V. Cracchiolo and
      QuadraMed. (11)
10.66 Employment Agreement dated June 12, 2000, between Lawrence P. English and
      QuadraMed. (11)
10.67 Employment Agreement dated May 12, 2000, between Mark Thomas and
      QuadraMed. (11)
10.67 Employment Agreement dated August 16, 2000, between Dean Souleles and
      QuadraMed.
10.68 Employment Agreement dated September 18, 2000, between Michael H. Lanza and QuadraMed. (12)
10.69 Employment Agreement dated January 7, 2001, between Peter van der Grinten and QuadraMed.
23.1  Consent of Pisenti & Brinker LLP, Independent Public Accountants.
24.1  Power of Attorney (set forth in the signature page hereto).
27.1  Financial Data Schedule for the Year Ended 12/31/2001. (16)
27.2  Financial Data Schedule for the Year Ended 12/31/2000. (16)
27.3  Financial Data Schedule for the Year Ended 12/31/1999. (16)
99.1  Chairman and Chief Executive Officer Certification Pursuant to Section
      906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section
      1350, Chapter 63 of title 18, United States Code).
99.2  Chief Financial Officer Certification Pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350,
      Chapter 63 of title 18, United States Code).

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

(16) Incorporated herein by reference from the exhibit with the same number to our Annual Report on Form 10-K filed with the Commission on March 29, 2002.

                             QUADRAMED CORPORATION
                                  SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                                Additions    Additions
                                  Balance at    Charged to    Charged                   Balance at
                                 Beginning of   Costs and     to Other                    End of
Description                          Year       Expenses      Accounts    Deductions       Year
--------------------------------- ------------  ------------ ------------  ----------  ------------
Year ended December 31, 1999:
  Allowance for doubtful accounts
   (as reported*).................  $ 5,738      $ 3,816           --        $(4,496)       $ 5,058
  Allowance for doubtful accounts
   (restated).....................  $ 5,738      $ 4,168           --        $(7,237)       $ 2,669

Year ended December 31, 2000:
  Allowance for doubtful accounts
   (as reported*).................  $ 5,058      $ 3,413           --        $(6,067)       $ 2,404
  Allowance for doubtful accounts
   (restated).....................  $ 2,669      $ 7,234           --        $(6,437)       $ 3,466

Year ended December 31, 2001:
  Allowance for doubtful accounts
   (as reported*).................  $ 2,404      $   720      $ 2,050        $(1,786)       $ 3,388
  Allowance for doubtful accounts
   (restated).....................  $ 3,466      $ 2,090           --        $(1,317)       $ 4,239



* As reported amounts have been reclassified to reflect operations previously reported as discontinued operations.

                             QUADRAMED CORPORATION

                         INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----
Report of Independent Public Accountants................................    F-2
Consolidated Balance Sheets.............................................    F-3
Consolidated Statements of Operations...................................    F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit) and
  Comprehensive Income (Loss)...........................................    F-5
Consolidated Statements of Cash Flows...................................    F-6
Notes to Consolidated Financial Statements..............................    F-7


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of QuadraMed Corporation:

We have audited the accompanying consolidated balance sheets of QuadraMed Corporation (the "Company") and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QuadraMed Corporation and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

As described in Note 2 to the consolidated financial statements, the Company's consolidated balance sheets as of December 31, 2001, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2001 have been restated. The consolidated financial statements for the year 1999 were audited by other independent auditors who have ceased operations.



/s/  Pisenti & Brinker LLP
--------------------------
PISENTI & BRINKER LLP

Petaluma, California
March 28, 2003 (May 15, 2003 as to the first paragraph of Note 25)

                             QUADRAMED CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                           December 31,
                                                        2001        2000
                  ASSETS                             (Restated)   (Restated)
                                                      --------     --------
Current assets
  Cash and cash equivalents                            $  29,799    $  27,368
  Short-term investments                                   2,414       12,296
  Accounts receivable, net of allowance for
    doubtful accounts of $4,239 and $3,466,
    respectively                                          33,165       31,502
  Unbilled receivables                                     3,825        7,006
  Notes and other receivables                                282          690
  Prepaid expenses and other current assets                7,285        6,033
                                                       ---------    ---------
    Total current assets                                  76,770       84,895
                                                       ---------    ---------

Restricted cash                                            4,356        7,995

Property and equipment, net of accumulated
  depreciation and amortization of $12,634 and
  $20,436, respectively                                    7,323        8,275
Goodwill, net of accumulated amortization
  of $15,118 and $11,704, respectively                    14,721       19,158
Other intangible assets, net of accumulated
  amortization of $17,295 and $13,254, respectively       14,848       17,967
Other long-term assets                                     7,115       10,996
                                                       ---------    ---------
    Total assets                                       $ 125,133    $ 149,286
                                                       =========    =========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable                                     $     893    $   1,213
  Accrued payroll and related                              6,402        8,161
  Other accrued liabilities                                6,245        6,925
  Deferred revenue                                        30,721       22,489
                                                       ---------    ---------
    Total current liabilities                             44,261       38,788
                                                       ---------    ---------

Convertible subordinated debentures                       73,719      115,000
Other long-term liabilities                                2,932        2,664
                                                       ---------    ---------
      Total liabilities                                  120,912      156,452
                                                       ---------    ---------

Commitments and contingencies (Notes 23, 24 and 25)

Stockholders' equity (deficit)
  Preferred stock, $0.01 par, 5,000 shares authorized,
    no shares issued and outstanding                          --           --
  Common stock, $0.01 par, 50,000 shares authorized,
    26,493 and 25,755 shares issued and outstanding,
    respectively                                             201          191
  Additional paid-in-capital                             273,384      271,197
  Deferred compensation                                   (1,085)          --
  Accumulated other comprehensive loss                      (468)      (1,330)
  Accumulated deficit                                   (267,811)    (277,224)
                                                       ---------    ---------
      Total stockholders' equity (deficit)                 4,221       (7,166)
                                                       ---------    ---------
      Total liabilities and stockholders'
        equity (deficit)                               $ 125,133    $ 149,286
                                                       =========    =========


               The accompanying notes are an integral part of these
                       consolidated financial statements.

                             QUADRAMED CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)


                                                   Year ended December 31,
                                              --------------------------------
(in thousands)                                  2001       2000       1999
                                             (Restated) (Restated) (Restated)
                                              --------   --------   --------
Revenue
  Licenses                                     $ 90,508   $ 71,826    $101,172
  Services                                       41,885     77,907     104,781
                                               --------   --------    --------
    Total revenue                               132,393    149,733     205,953
                                               --------   --------    --------

Cost of Revenue
  Cost of licenses                               23,494     27,024      23,090
  Cost of services                               22,632     51,412      63,375
                                               --------   --------    --------
    Total cost of revenue                        46,126     78,436      86,465
                                               --------   --------    --------
    Gross margin                                 86,267     71,297     119,488
                                               --------   --------    --------


Operating Expenses
  General and administration                     53,539     67,632      66,576
  Sales and marketing                            16,414     21,922      22,998
  Research and development                       13,823     24,435      30,683
  Amortization, impairment and other
    operating charges                             9,482     16,082      42,951
                                               --------   --------    --------
    Total operating expenses                     93,258    130,071     163,208
                                               --------   --------    --------
Loss from Operations                             (6,991)   (58,774)    (43,720)

Other income (expense)
  Interest expense                               (5,835)    (6,619)     (7,671)
  Interest income                                 2,394      2,139       4,633
  Gain on sale of assets                          7,088     27,196          --
                                               --------   --------    --------
  Other income (expense), net                     3,647     22,716      (3,038)
                                               --------   --------    --------
Loss before income taxes and extraordinary item  (3,344)   (36,058)    (46,758)

Provision for income taxes                         (150)      (617)       (630)
                                               --------   --------    --------
Loss before extraordinary item                   (3,494)   (36,675)    (47,388)
                                               --------   --------    --------

Gain on redemption of debentures                 12,907         --          --
                                               --------   --------    --------
Net income (loss)                              $  9,413   $(36,675)   $(47,388)
                                               ========   ========    ========

Income (loss) per share
  Basic before extraordinary item              $  (0.14)  $  (1.43)   $  (1.99)
  Extraordinary item                               0.50         --          --
                                               --------   --------    --------
  Basic after extraordinary item               $   0.37   $  (1.43)   $  (1.99)
                                               ========   ========    ========

  Diluted before extraordinary item            $  (0.14)  $  (1.43)   $  (1.99)
  Extraordinary item                               0.50         --          --
                                               --------   --------    --------
  Diluted after extraordinary item             $   0.37   $  (1.43)   $  (1.99)
                                               ========   ========    ========

Weighted Average Shares Outstanding
  Basic                                          25,566     25,623      23,860
                                               ========   ========    ========
  Diluted                                        25,566     25,623      23,860
                                               ========   ========    ========


               The accompanying notes are an integral part of these
                       consolidated financial statements.

                             QUADRAMED CORPORATION

       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        AND COMPREHENSIVE INCOME (LOSS)
                                (in thousands)



                                                             Accumulated
                                      Additional               Other                   Total           Other
                         Common Stock  Paid-in   Deferred  Comprehensive Accumulated Stockholders' Comprehensive
                        -------------  Capital Compensation Income (Loss)  Deficit  Equity(Deficit) Income (Loss)
                        Shares Amount (Restated) (Restated)  (Restated)  (Restated)  (Restated)      (Restated)
                        ------ ------  --------   --------    --------    --------    --------        --------
December 31, 1998       24,442  $178  $266,068    $(3,940)     $ (157)    $(193,161)  $ 68,988       $(19,613)
Issuance of common stock
 in connection with
 purchase business
 combinations               97     1       634         --          --            --        635
Issuance of common stock
 through Employee Stock
 Purchase Plan              91     1     1,039         --          --            --      1,040
Amortization of restricted
 shares of common stock     --    --        --        828          --            --        828
Cancellation of restricted
 shares of common stock     --    --      (582)       582          --            --         --
Issuance of common stock
 for legal settlement       70    --       346         --          --            --        346
Exercise of warrants to
 purchase common stock     360     4     1,330         --          --            --      1,334
Exercise of common stock
 options                   259     3     1,588         --          --            --      1,591
Compensation for
 accelerated vesting of
 options                    --    --       268         --          --            --        268
Net unrealized loss on
 available-for-sale
 securities                 --    --        --         --        (130)           --       (130)          (130)
Net loss (restated)         --    --        --         --          --       (47,388)   (47,388)       (47,388)
                        ------  ----  --------    -------      ------     ---------   --------       --------
December 31, 1999
 (restated)             25,319   187   270,691     (2,530)       (287)     (240,549)    27,512        (47,518)
Issuance of common stock
 through Employee Stock
 Purchase Plan              58    --       488         --          --            --        488
Amortization of
 restricted shares of
 common stock               --    --        --        154          --            --        154
Accelerated vesting of
 restricted shares
 (restated)                 --    --        --      1,878          --            --      1,878
Cancellation of
 restricted shares          --    --      (498)       498          --            --         --
Issuance of common stock
 for legal expenses         79     1        78         --          --            --         79
Exercise of common
 stock options             299     3       438         --          --            --        441
Unrecognized pension
 costs (restated)           --    --        --         --      (1,364)           --     (1,364)        (1,364)
Net unrealized gain on
 available-for-sale
 securities (restated)      --    --        --         --         321            --        321            321
Net loss (restated)         --    --        --         --          --       (36,675)   (36,675)       (36,675)
                        ------  ----  --------    -------      ------     ---------   --------       --------
December 31, 2000
 (restated)             25,755   191   271,197         --      (1,330)     (277,224)    (7,166)       (37,718)
Issuance of restricted
 shares of common stock    475     5     1,262     (1,267)         --            --         --
Amortization of
 restricted shares of
 common stock               --    --        --        205          --            --        205
Issuance of common stock
 options to non-employees
 and consultants            --    --        64        (64)         --            --         --
Amortization of common
 stock options of
 non-employees and
 consultants                --    --        --         41          --            --         41
Exercise of common stock
 of non-employees and
 consultants                60     1       105         --          --            --        106
Compensation related to
 issuance of common stock  187     2       887         --          --            --        889
Exercise of common stock
 options                   216     2       691         --          --            --        693
Purchase of treasury
 stock                    (200)   --      (822)        --          --            --       (822)
Reduction in unrecognized
 pension costs (restated)   --    --        --         --         834            --        834            834
Net unrealized gain on
 available-for-sale
 securities                 --    --        --         --          28            --         28             28
Net income (restated)       --    --        --         --          --         9,413      9,413          9,413
                        ------  ----  --------    -------      ------     ---------   --------       --------
December 31, 2001
 (restated)             26,493  $201  $273,384    $(1,085)     $ (468)    $(267,811)  $  4,221       $ 10,275
                        ======  ====  ========    =======      ======     =========   ========       ========


               The accompanying notes are an integral part of these
                       consolidated financial statements.

                             QUADRAMED CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                   Year ended December 31,
                                              ---------------------------------
(in thousands)                                  2001        2000        1999
                                             (Restated)  (Restated)  (Restated)
                                              --------    --------    --------
Cash flows from operating activities
  Net income (loss)                            $ 9,413    $(36,675)   $(47,388)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization               12,420      15,726      16,059
    Write-off of assets                          3,813       5,522      10,071
    Impairments of intangible assets                --       1,308      11,523
    Gain on redemption of convertible
      subordinated debentures                  (12,907)         --          --
    Gain on sale of assets                      (7,088)    (27,196)         --
    Non-cash settlement of litigation               --          79         346
    Other                                          763         542           9
  Changes in assets and liabilities:
    Accounts receivable, net                    (1,663)     18,368     (18,593)
    Prepaid expenses and other                   1,105       7,624      (9,035)
    Accounts payable and accrued liabilities      (820)    (12,858)    (11,978)
    Deferred revenue                             8,808      (2,715)     10,715
                                              --------    --------    --------
      Cash provided by (used in) operating
        activities                              13,844     (30,275)    (38,271)
                                              --------    --------    --------
Cash flows from investing activities
  Decrease (increase) in restricted cash         1,259      (6,959)     (1,036)
  Sales of available-for-sale securities, net   12,219      18,278      34,375
  Sale of assets                                 8,124      38,449          --
  Purchase of marketable investment                 --          --      (3,000)
  Purchases of equipment                        (2,743)     (3,109)     (6,454)
  Purchase of technology                            --          --      (6,000)
  Acquisitions of businesses                        --          --      (9,020)
  Issuance of notes receivable                      --          --      (3,600)
  Capitalized software development costs        (1,762)       (527)     (2,583)
                                              --------    --------    --------
      Cash provided by investing activities     17,097      46,132       2,682
                                              --------    --------    --------
Cash flows from financing activities
  Repayments of debt                           (28,489)       (945)    (22,376)
  Purchase of treasury shares                     (821)         --          --
  Proceeds from issuance of common stock           800         927       3,964
                                              --------    --------    --------
Cash used in financing activities              (28,510)        (18)    (18,412)
                                              --------    --------    --------
Net increase (decrease) in cash and cash
  equivalents                                    2,431      15,839     (54,001)
Cash and cash equivalents, beginning of period  27,368      11,529      65,530
                                              --------    --------    --------
Cash and cash equivalents, end of period      $ 29,799    $ 27,368    $ 11,529
                                              ========    ========    ========

Supplemental disclosure of cash flow
  information
  Cash paid for interest                      $  5,690    $  6,072    $  6,315
  Cash paid for taxes                              394         418       1,659

Supplemental Disclosure of Non-Cash Investing
  and Financing Transactions
  Issuances (cancellations) of restricted
    common stock                              $  1,267    $   (498)   $   (582)
  Issuance of common stock in connection with
    purchase business combinations                  --          --         635
  Issuance of common stock options to
    non-employees and consultants                   64          --          --
  Release of restricted cash into short-term
    investments                                  2,380          --          --
  Issuance of note payable in connection with
    purchase business combinations                  --          --         500
  Liabilities assumed in connection with
    purchase business combinations                  --          --       1,700



               The accompanying notes are an integral part of these
                       consolidated financial statements.

                             QUADRAMED CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2001


1. NATURE OF OPERATIONS
   --------------------

     QuadraMed Corporation (the "Company" or "QuadraMed") provides information technology and consulting services designed to assist healthcare professionals deliver patient care with optimum efficiency. QuadraMed has four main product lines: Affinity(r) Healthcare Information System, Quantim(r) Health Information Management Software and Services, Complysource(r) Compliance Solutions, and Chancellor(tm) Financial Products and Services. QuadraMed was reincorporated in Delaware in 1996, having been originally incorporated in California in 1993. The Company sells its products through its own sales force and in addition derives revenues from software and maintenance agreements.

2. BASIS OF PRESENTATION
   ---------------------

     Restatement of Financial Statements
     -----------------------------------

     On July 25, 2002, QuadraMed announced that, in the process of reviewing and finalizing its second quarter financial results, the Company would evaluate whether that review would necessitate adjustments to prior periods. On August 9, 2002, management met with the Audit Committee and our independent auditors at which time it was determined that the restatement of the consolidated financial statements as of and for the years ended December 31, 2001, 2000 and as of and for the quarter ended March 31, 2002 would be required, due to management's discovery and analysis of accounting and financial reporting errors related to certain revenue recognition and other accounting practices. In October 2002, management announced that additional errors, including the classification of discontinued operations, had been discovered going back to 1999 and its consolidated financial statements as of and for the year ended December 31, 1999 needed to be restated.

     In the course of management's review of revenue recognition and prior accounting practices, QuadraMed discovered accounting and reporting errors, resulting in, among other things, an overstatement in revenue and an overstatement in net income (understatement of net loss) over the restated periods. Per basic share, these errors resulted in an overstatement of net income of $0.23, overstatement of net loss of $0.71 and understatement of net loss of $1.50 for the years ended December 31, 2001, 2000 and 1999, respectively. The cumulative effect on stockholders' equity over the three-year period caused a net reduction of $15.9 million. The following table summarizes the effect on stockholders' equity as a result of the restatement:

Stockholders' equity at December 31, 1998,
  as previously reported                                              $ 68,988
  Cumulative net losses for 2001, 2000 and 1999, as
    previously reported                                                (51,685)
  Cumulative other equity transactions for 2001, 2000
    and 1999, as previously reported                                     2,858
                                                                      --------
Stockholder's equity at December 31, 2001, as
  previously reported                                                   20,161
Cumulative net decrease in revenue                         $ 40,075
Reclassifications to costs and expenses not directly
  affecting Equity (1)                                      (17,549)
                                                           --------
    Net decrease in revenues                               $ 22,526    (22,526)
                                                           ========

Cumulative net decrease in costs and expenses              $ 17,110
Reclassifications from revenue not directly affecting
  Equity (1)                                                (17,549)
                                                           --------
    Net increase in costs and expenses                     $   (439)      (439)
                                                           ========

Correction of accounting for the unrealized loss on
  VantageMed investment (2)                                              4,319
Correction of accounting for restricted shares of
  common stock (2)                                                       2,717
Deferred compensation                                                      (11)
                                                                      --------
Stockholders' Equity as of December 31, 2001 (restated)               $  4,221
                                                                      ========



(1) See explanations under Revenue Related Adjustments for CPR, IMN, Health+Cast and ChartOne.
(2) See explanations under Expense Related Adjustments.

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001

     The following tables show the affect of the reclassification of discontinued operations, restatement adjustments, any impact of prior years' restatement adjustments (balance sheet impact only) and the cumulative affect of adjustments in order to reconcile certain condensed financial statement data as previously reported to the restated amounts (in thousands):

                                          Reclassify
                                  As     Discontinued  Restatement
                               Reported   Operations   Adjustments   Restated
                               --------   ----------   -----------   --------
For the year ended December 31,
  1999:
  Revenue                       $175,461    $ 64,125     $(33,633)    $205,953
  Cost of revenue and operating
    expenses                     196,712      50,733        2,228      249,673
  Income (loss) from operations  (21,251)     13,392      (35,861)     (43,720)
  Income from discontinued
    operations                    12,134     (12,134)          --           --
  Other income (expense)          (2,758)       (196)         (84)      (3,038)
  Income taxes                      (455)     (1,062)         887         (630)
                                --------    --------     --------     --------
Net income (loss)               $(12,330)   $     --     $(35,058)    $(47,388)
                                ========    ========     ========     ========

For the year ended December 31,
  2000:
  Revenue                       $120,111    $ 32,669     $ (3,047)    $149,733
  Cost of revenue and operating
    expenses                     198,246      26,638      (16,377)     208,507
  Income (loss) from operations  (78,135)      6,031       13,330      (58,774)
  Gain on sale of assets              --      23,228        3,968       27,196
  Income from discontinued
    operations                    29,002     (29,002)          --           --
  Other income (expense)          (5,503)        (17)       1,040       (4,480)
  Income taxes                      (200)       (240)        (177)        (617)
                                --------    --------     --------     --------
Net income (loss)               $(54,836)   $     --     $ 18,161     $(36,675)
                                ========    ========     ========     ========

For the year ended December 31,
  2001:
  Revenue                       $129,435    $  6,353     $ (3,395)    $132,393
  Cost of revenue and operating
    expenses                     127,136       4,783        7,465      139,384
  Income (loss) from operations    2,299       1,570      (10,860)      (6,991)
  Gain on sale of assets              --       6,916          172        7,088
  Income from discontinued
    operations                     8,160      (8,486)         326           --
  Other income (expense)          (7,885)         --        4,444       (3,441)
  Income taxes                        --          --         (150)        (150)
  Gain on redemption of
    debentures                    12,907          --           --       12,907
                                --------    --------     --------     --------

  Net income (loss)             $ 15,481    $     --     $ (6,068)    $  9,413
                                ========    ========     ========     ========


                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001


                                                          Effect of
                                           Reclassify   Prior Period
                                  As      Discontinued   Restatement     Restatement    Cumulative
                               Reported    Operations   Adjustments (1) Adjustments (2) Adjustments  Restated
                               --------    ----------   --------------- --------------- -----------  --------
As of December 31, 2000:
  Cash and investments        $  39,664    $      --      $      906       $    (906)    $     --    $  39,664
  Other current assets           47,393          106           5,408          (7,676)      (2,162)      45,231
  Other long-term assets         66,892        1,890         (18,512)         14,121       (2,501)      64,391
                              ---------    ---------      ----------       ---------     --------    ---------
  Total assets                $ 153,949    $   1,996      $  (12,198)      $   5,539     $ (4,663)   $ 149,286
                              =========    =========      ==========       =========     ========    =========

  Current liabilities         $  31,285    $   1,078      $   22,380       $ (15,955)    $  7,503    $  38,788
  Other liabilities             118,343          918             336          (1,933)        (679)     117,664
                              ---------    ---------      ----------       ---------     --------    ---------
  Total liabilities             149,628        1,996          22,716         (17,888)       6,824      156,452
  Stockholders' equity
    (deficit)                     4,321           --         (34,914)         23,427      (11,487)      (7,166)
                              ---------    ---------      ----------       ---------     --------    ---------
  Total liabilities and
    stockholders' equity
    (deficit)                 $ 153,949    $   1,996      $  (12,198)      $   5,539     $ (4,663)   $ 149,286
                              =========    =========      ==========       =========     ========    =========

As of December 31, 2001:
  Cash and investments        $  32,213    $      --      $       --       $      --     $     --    $  32,213
  Other current assets           48,741           --          (2,162)         (2,022)      (4,184)      44,557
  Other long-term assets         49,789           --          (2,501)          1,075       (1,426)      48,363
                              ---------    ---------      ----------       ---------     --------    ---------
Total assets                  $ 130,743    $      --      $   (4,663)      $    (947)    $ (5,610)   $ 125,133
                              =========    =========      ==========       =========     ========    =========

Current liabilities           $  33,799    $      --      $    7,503       $   2,959     $ 10,462    $  44,261
Other liabilities                76,783           --            (679)            547         (132)      76,651
                              ---------    ---------      ----------       ---------     --------    ---------
Total liabilities               110,582           --           6,824           3,506       10,330      120,912
Stockholders' equity             20,161           --         (11,487)         (4,453)     (15,940)       4,221
                              ---------    ---------      ----------       ---------     --------    ---------
Total liabilities and
  stockholders' equity        $ 130,743    $      --      $   (4,663)      $    (947)    $ (5,610)   $ 125,133
                              =========    =========      ==========       =========     ========    =========


(1)  Represents restatement adjustments recorded in prior periods.
(2)  Represents restatement adjustments recorded in the current period.

     The restatement can be described in the following general categories:

Reclassification of Discontinued Operations:
-------------------------------------------

     o QuadraMed determined that the results for two divested operations were improperly reported as discontinued operations. The fiscal years 2001, 2000 and 1999 have been reclassified to reflect the results of those operations in continuing operations and the gains on the sales of those operations have been reported as other income. The balance sheet as of December 31, 2000 has been reclassified to reflect the assets and liabilities in their respective classifications. The assets and liabilities were previously accumulated into a net amount and reported as a single amount. This reclassification had no effect on stockholders' equity. As the net effect of these operations were previously reported in the statements of operations as discontinued operations, there is no effect on previously reported net income (loss) or stockholders' equity.

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001

Revenue Related Adjustments:
---------------------------

     The following table summarizes the cumulative decrease in revenue as a result of the restatement (in thousands):


                                       2001     2000      1999      Total
                                       ----     ----      ----      -----
HIM divisions                        $ 3,255    $ 1,437   $ 12,470  $ 17,162
Enterprise Division                     (365)      (557)     3,810     2,888
Other                                    399        564      1,513     2,476
CPR                                       (9)      (190)     5,651     5,452
IMN                                       40     (1,132)     5,189     4,097
Health+Cast                               --         --      5,000     5,000
ChartOne                                  75      2,925         --     3,000
                                     -------    -------   --------  --------
  Decrease to Revenue                $ 3,395    $ 3,047   $ 33,633  $ 40,075
                                     =======    =======   ========  ========


     o HIM Software Division.  QuadraMed determined that revenue had been
       ---------------------
       misstated for certain periods on term licenses sold in its Health Information Management ("HIM") Software Division that were partially recognized previously as perpetual licenses. As a result, license revenue that had been recognized upon shipment has now been deferred and will be recognized ratably over the term of the respective licenses.

     o HIM Software Division.  QuadraMed determined that certain HIM Software
       ---------------------
       Division revenues recorded during Fourth Quarter 2001 required deferral after the Company offered a yet to be released product that included significant new features and functionality. Therefore, delivery of the current version of the product is not considered to be complete until the specified product upgrade is delivered and all other requirements for recognition of revenue under the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition, have been met.

     o HIM Software Division and Enterprise Division.  QuadraMed determined
       ---------------------------------------------
       that revenue had been misstated for certain periods on licenses for certain products with bundled consulting and training services which are essential to the functionality of the software and such services are generally not available from other providers. Revenue on these contracts has been deferred and is now being recognized under the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. This primarily affected HIM Software and Enterprise divisions.

     o Enterprise Division.  The Company determined that hardware revenue
       -------------------
       associated with certain Enterprise Division contracts that was previously recognized upon shipment should have been included in the percentage of completion calculation under contract accounting. These revenues have been deferred and are now being recognized in accordance with SOP 81-1.

     o Other.  QuadraMed determined certain revenues for all divisions
       -----
       previously recognized should have been recognized only upon receipt of cash and certain charges to the allowance for doubtful accounts should have been revenue reversals. Adjustments have now been made to reflect the appropriate treatment of each of these items.

     o CPR.  In 2000, the Company recorded a non-recurring charge of $5.1
       ---
       million with respect to the collectibility of certain unbilled receivables for which revenue was previously recognized in 1999. As a result of the restatement, $5.7 million was recorded as reduction of revenue in 1999 and the non-recurring charge in 2000 was reversed. For all periods, revenue has been adjusted to reflect recognition of revenue when services are performed, no remaining obligations exist, and cash has been received.

     o IMN.  In 2000, QuadraMed recorded a non-recurring charge of $5.1 million
       ---
       with respect to discontinuing the Enovation product as well as negotiation settlements with various customers. There was a term sheet agreed to in March 2000; the agreement was finalized and cash collected on the settlement in Second Quarter 2000. As a result of the restatement, all revenue previously recognized in 1999 in the amount of $5.2 million was reversed, the 2000 non-recurring charge of $5.1 million was reversed and $1.1 million in revenue was recognized in 2000.

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001


     o Health+Cast.  In 1999, QuadraMed paid $11.0 million to acquire $5.0
       -----------
       million of prepaid royalties and $6.0 million of acquired technology from Health+Cast. In a separate transaction in 1999, the Company also received $5.0 million from Health+Cast as part of a sale of IMN enterprise software. As part of the restatement, $5.0 million was reversed from revenue in 1999 and the remaining $6.0 million was determined to be impaired due to a lawsuit in 1999 between the two companies. The Company originally recognized an impairment charge of $10.6 million in 2000; as a result of the restatement, that amount was reversed from non-recurring charges in that year.

     o ChartOne.  Intercompany sales of software licenses to ChartOne in the
       --------
       second quarter of 2000 were incorrectly recorded as revenue. The Company subsequently sold its equity interest in ChartOne. The new owners, in effect, purchased the software license along with acquiring ChartOne. As a result, $3.0 million was reclassified from license revenue to increase the gain on the sale of Chart One.

Expense Related Adjustments:
---------------------------

     The following table summarizes the increases (decreases) to operating expenses and other income (expense) as a result of the restatement (in thousands):


                                       2001     2000      1999      Total
                                       ----     ----      ----      -----
Changes in cost associated with
  revenue adjustments (1)            $    --    $(23,549) $ 6,000   $(17,549)
Cost of revenue adjustments             (337)     (3,258)  (3,347)    (6,942)
Capitalized software development
  costs                                 (903)       (209)   2,845      1,733
Other operating expenses               2,310      (1,792)  (4,995)    (4,477)
Life insurance and SERP expenses       1,065         706      747      2,518
Restricted shares of common stock        303       2,414       --      2,717
VantageMed                                85       4,063       --      4,148
Income taxes                             150         417      175        742
                                     -------    --------  -------   --------
Net increase (decrease) to costs
   and expenses                      $ 2,673    $(21,208) $ 1,425   $(17,110)
                                     =======    ========  =======   ========

(1) See the above explanation for CPR, IMN, Health+Cast and ChartOne.

     o Cost of revenue.  Certain costs associated with contracts accounted for
       ---------------
       under percentage of completion have been deferred until recognition of the related revenue.

     o Capitalized software.  QuadraMed expensed certain previously capitalized
       --------------------
       software development costs in 1999, tracked and allocated remaining un-amortized capitalized costs to upgrades and re-evaluated impairment based on restated revenue by product for all years.

     o Other operating expenses.  Other operating expenses include corrections
       ------------------------
       of errors related to impairments of tangible and intangible assets, accruals for expenses and depreciation expenses.

     o Life insurance and SERP.  The Company determined that certain life
       -----------------------
       insurance contracts for certain former executives of the company and the Supplemental Executive Retirement Plan ("SERP") were accounted for incorrectly as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999. As part of the restatement, life insurance premiums were discounted based on a ten-year holding period as per the original plan and revised in 2000 to four years due to a plan amendment. The discount taken at the time of payment is recorded as an expense and the accretion of the discount is recorded to interest income on a quarterly basis. For the SERP, as part of the restatement, an actuarial analysis was obtained to correctly reflect the appropriate accrued benefit obligation, additional liability and unrecognized prior service cost. All years have been restated to properly account for these items.

     o Restricted shares.  QuadraMed determined that the restricted stock
       -----------------
       grants made to certain former executives underwent accelerated vesting at the time of the executives' involuntary separation resulting in additional compensation expense in the years ended December 31, 2001 and 2000.

     o VantageMed.  QuadraMed determined that a fourth quarter 2000 impairment
       ----------
       of the VantageMed investment characterized as temporary and recognized as a component of comprehensive loss in equity, should have been an other-than-temporary impairment and recorded in net loss for the period. This adjustment did increase the net loss for 2000 but did not change total stockholders' equity.

     o Income taxes.  QuadraMed revised its provisions for federal and state
       ------------
       income taxes for the restated periods.

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001


Reclassifications:
-----------------

     o In 2000, QuadraMed recorded certain costs as non-recurring charges, such as restructuring costs, impairments of tangible and intangible assets and reserves for legal costs. Those charges have been reclassified as period costs in their respective expense lines on the restated Consolidated Statements of Operations. These reclassifications have had no effect on previously reported net income (loss) or stockholders' equity.

     o The Company reclassified amortization of software development costs from research and development expenses to cost of licenses. These reclassifications have had no effect on previously reported net income
       (loss) or stockholders' equity.

     o Certain intangible assets that were identified as customer lists have been reclassified from goodwill.

     o Certain unbilled receivables for which revenue had been deferred were offset against deferred revenue in 2001 and 2000.

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001


     The tables that follow present the financial statements as previously reported and as restated for the years ended December 31, 2001, 2000 and 1999 and as of December 31, 2001 and 2000. As reported amounts include reclassifications to reflect current period presentation.
Consolidated Statement of Operations Data (in thousands, except per share amounts):


                                                        Year ended December 31,
                           ------------------------------------------------------------------------
                                      2001                    2000                    1999
                           ------------------------ ----------------------  -----------------------
                          (As Reported) (Restated) (As Reported)(Restated) (As Reported) (Restated)
                           -----------   --------   -----------  --------   -----------   --------
Revenue
  Licenses                    $ 85,716    $ 90,508    $ 66,598    $ 71,826    $111,749    $101,172
  Services                      43,719      41,885      53,513      77,907      63,712     104,781
                              --------    --------    --------    --------    --------    --------
Total revenue                  129,435     132,393     120,111     149,733     175,461     205,953
                              --------    --------    --------    --------    --------    --------

Cost of revenue
  Cost of licenses              22,783      23,494      22,743      27,024      21,822      23,090
  Cost of services              18,947      22,632      35,613      51,412      37,435      63,375
                              --------    --------    --------    --------    --------    --------
Total cost of revenue           41,730      46,126      58,356      78,436      59,257      86,465
                              --------    --------    --------    --------    --------    --------

Gross margin                    87,705      86,267      61,755      71,297     116,204     119,488
                              --------    --------    --------    --------    --------    --------

Operating expenses
  General and administration    47,243      53,539      47,736      67,632      47,463      66,576
  Sales and marketing           15,805      16,414      21,366      21,922      21,338      22,998
  Research and development      15,843      13,823      21,872      24,435      24,367      30,683
  Amortization, impairment
    and other operating
    charges                      6,515       9,482      48,916      16,082      44,287      42,951
                              --------    --------    --------    --------    --------    --------
Total operating expenses        85,406      93,258     139,890     130,071     137,455     163,208
                              --------    --------    --------    --------    --------    --------
Income (Loss) from operations    2,299      (6,991)    (78,135)    (58,774)    (21,251)    (43,720)
                              --------    --------    --------    --------    --------    --------
Other Income (Expense)
Interest expense                (5,836)     (5,835)     (6,621)     (6,619)     (7,669)     (7,671)
Interest income                  2,292       2,394       2,081       2,139       4,766       4,633
Gain on sale of assets              --       7,088          --      27,196          --          --
Other income (expense)          (4,341)         --        (963)         --         145          --
                              --------    --------    --------    --------    --------    --------
Other income (expense), net     (7,885)      3,647      (5,503)     22,716      (2,758)     (3,038)
                              --------    --------    --------    --------    --------    --------
Loss before income taxes and
  extraordinary item            (5,586)     (3,344)    (83,638)    (36,058)    (24,009)    (46,758)
Provision for income taxes          --        (150)       (200)       (617)       (455)       (630)
                              --------    --------    --------    --------    --------    --------
Loss from continuing
  operations                    (5,586)         --     (83,838)         --     (24,464)         --
Gain on redemption of
  debentures, net of tax        12,907          --          --          --          --          --
Income from discontinued
  operations, net of tax         8,160          --      29,002          --      12,134          --
                              --------    --------    --------    --------    --------    --------
Income (Loss) before
  extraordinary item            15,481      (3,494)    (54,836)    (36,675)    (12,330)    (47,388)
                              --------    --------    --------    --------    --------    --------
Gain on redemption of
  debentures, net of tax            --      12,907          --          --          --         --
                              --------    --------    --------    --------    --------    --------
Net income (loss)             $ 15,481    $  9,413    $(54,836)   $(36,675)   $(12,330)   $(47,388)
                              ========    ========    ========    ========    ========    ========


                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001

Consolidated Balance Sheet Data (in thousands):


                                                 December 31,
                                -----------------------------------------------
                                          2001                   2000
                                ----------------------- -----------------------
                                (As Reported)(Restated) (As Reported)(Restated)
                                 -----------  --------   -----------  --------
          ASSETS
Current Assets
  Cash and cash equivalents       $ 29,799    $ 29,799    $ 27,368    $ 27,368
  Short-term investments             2,414       2,414      12,296      12,296
  Accounts receivable, net of
    allowance for doubtful
    accounts of $3,388, $4,239,
    $2,404 and $3,466,
    respectively                    37,454      33,165      36,879      31,502
  Unbilled receivables               7,906       3,825       7,995       7,006
  Notes and other receivables          282         282         689         690
  Prepaid expenses and other
    current assets                   3,099       7,285       1,830       6,033
                                  --------    --------    --------    --------
    Total current assets            80,954      76,770      87,057      84,895
                                  --------    --------    --------    --------
Restricted cash                      4,356       4,356       7,995       7,995
Property and equipment, net of
  accumulated depreciation and
  amortization of $22,093, $12,634,
  $18,531 and $20,436, respectively  6,857       7,323       8,301       8,275
Goodwill, net of accumulated
  amortization of $22,789,
  $15,118, $17,174 and $11,704,
  respectively                      22,225      14,721      27,840      19,158
Other intangible assets, net of
  accumulated amortization of
  $12,317, $17,295, $8,653 and
  $13,254, respectively              8,044      14,848      10,229      17,967
Other long-term assets               8,307       7,115      12,527      10,996
                                  --------    --------    --------    --------
Total Assets                      $130,743    $125,133    $153,949    $149,286
                                  ========    ========    ========    ========

LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)

Current liabilities
  Accounts payable                $    796    $    893    $    615    $  1,213
  Accrued payroll and related        6,630       6,402       7,223       8,161
  Other accrued liabilities          7,240       6,245      11,669       6,925
  Deferred revenue                  19,133      30,721      11,778      22,489
                                  --------    --------    --------    --------
    Total current liabilities       33,799      44,261      31,285      38,788
                                  --------    --------    --------    --------
Convertible subordinated debentures 73,719      73,719     115,000     115,000
Other long-term liabilities          3,064       2,932       3,343       2,664
                                  --------    --------    --------    --------
Total liabilities                  110,582     120,912     149,628     156,452
Commitments and contingencies
 (Notes 23, 24 and 25)

Stockholders' equity (deficit)
  Common stock                         201         201         191         191
  Additional paid-in-capital       270,673     273,384     268,485     271,197
  Deferred compensation             (1,074)     (1,085)         --          --
  Accumulated other comprehensive
    loss                            (4,793)       (468)     (4,028)     (1,330)
  Accumulated deficit             (244,846)   (267,811)   (260,327)   (277,224)
                                  --------    --------    --------    --------
    Total stockholders' equity
     (deficit)                      20,161       4,221       4,321      (7,166)
                                  --------    --------    --------    --------
Total liabilities and
  stockholders' equity (deficit)  $130,743    $125,133    $153,949    $149,286
                                  ========    ========    ========    ========


                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001


     Principles of Consolidation
     ---------------------------

     These consolidated financial statements, which include the accounts of QuadraMed and all significant business divisions and subsidiaries, have been prepared in conformity with (i) generally accepted accounting principles ("GAAP") in the United States; and (ii) the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). All significant intercompany accounts and transactions between QuadraMed and its subsidiaries are eliminated in consolidation.

     Use of Estimates in Preparation of Financial Statements
     -------------------------------------------------------

     In preparing these financial statements, QuadraMed must make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, contingent assets and liabilities, revenues and expenses. Significant estimates and assumptions have been made regarding intangibles, primarily goodwill, resulting from QuadraMed's acquisitions. QuadraMed bases its estimates, assumptions, and judgments on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Uncertainties inherent in these estimates include discount rates used to determine net present values, useful lives of the acquired assets as well as technological advances. QuadraMed periodically reviews and tests its estimates, including those related to valuations of carried intangibles, income taxes, bad debt, restructuring, pensions, other benefits, contingencies and litigation. Actual results may differ from these estimates.

     Reclassifications
     -----------------

     Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation. Specifically, prior year financial statements have been reclassified to be consistent with the current presentation including cost of licenses, cost of services, general and administration, sales and marketing, research and development, and marketable investments.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

     Revenue Recognition - QuadraMed's revenue in the ordinary course of
     -------------------
 business is principally generated from two sources: (i) licensing arrangements and (ii) consulting services.

     License Revenue
     ---------------

     QuadraMed's Enterprise and Health Information Management ("HIM") Software divisions primarily generate the Company's software license revenue. The Company's license revenue consists of fees for licenses of the Company's software products, maintenance, hosted services, customer training and consulting services. Cost of license revenue primarily includes product, delivery and royalty costs, labor costs for engineers performing implementation services and technical support and training personnel and facilities and equipment cost.

     QuadraMed licenses its products through its direct sales force. The Company's license agreements for such products do not provide for a right of return, and historically product returns have not been significant.

     QuadraMed recognizes revenue on its software products in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by
                                    ----------------------------
SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect
          --------------------------------------------------------------------
to Certain Transactions.  The Company also adopted Staff Accounting Bulletin
-----------------------
("SAB") 101, Revenue Recognition in Financial Statements, in First Quarter
             -------------------------------------------
2001. The adoption of SAB 101 did not have a significant impact on the Company's consolidated financial statements. QuadraMed recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations by the Company with regard to implementation remain; the fee is fixed and determinable; and, collectibility is probable. The Company considers all arrangements with payment terms extending beyond one year to be not fixed and determinable, and revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

     SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multiple-

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001


element arrangements is allocated to undelivered elements of the arrangement, such as maintenance, support and professional services, based on the relative fair values of the elements specific to the Company. QuadraMed's determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence ("VSOE"). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

     If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue allocated to maintenance and support is recognized ratably over the maintenance term (typically one year) and revenue allocated to training and other service elements is recognized as the services are performed. Revenue from hosted applications is recognized ratably over the term of the arrangement. The proportion of revenue recognized upon delivery may vary from quarter to quarter depending upon the relative mix of licensing arrangements and the availability of VSOE of fair value for undelivered elements.

     Certain of the Company's perpetual and time-based licenses include unspecified additional products and/or payment terms that extend beyond twelve months. QuadraMed recognizes revenue from perpetual and time-based licenses that include unspecified additional software products ratably over the term of the arrangement.

     Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are not essential, the revenue associated with the software services is recognized as the services are performed. If the Company provides consulting services that are considered essential to the functionality of the software products, both the software product revenue and services revenue are recognized in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Such contracts typically consist of implementation services and are generally on a time and materials basis.

     Services Revenue
     ----------------

     QuadraMed's Financial Services and HIM Services Divisions primarily generate the Company's services revenue. The Company's services revenue consists of fees for providing management services such as accounts receivable and payment collection outsourcing, specialized staffing, analytical services and seminars. Cost of services consists primarily of salaries, benefits, and allocated costs related to providing such services.

     The Company recognizes revenue on its services revenue in accordance with SAB 101. When all criteria for revenue recognition, as noted above, have been met, revenue is recognized upon invoicing. If collectibility is not considered probable, revenue is recognized when the fee is collected.

     Cash and Cash Equivalents - QuadraMed treats all certificates of deposit
     -------------------------
and money market accounts and commercial paper with maturities of three months or less as cash equivalents.

     Investments - QuadraMed considers its holdings of short-term and long-term
     -----------
securities, consisting primarily of fixed income securities, to be available-for-sale securities. Securities are recorded at fair value. The difference between cost or amortized cost (cost adjusted for amortization of premiums and accretion of discounts that are recognized as adjustments to interest income) and fair value, representing unrealized holdings gains or losses, is recorded, until realized, as a separate component of stockholders' equity. Gains and losses on the sale of debt securities are determined on a specific identification basis. Realized gains and losses are included in other income (expense) in the accompanying consolidated statements of operations.

     Intangible Assets -
     -----------------

     Goodwill - The carrying value of goodwill is initially determined at the
     --------
time of QuadraMed's acquisitions based upon the amount of purchase price in excess of the fair value of the tangible net assets acquired and other identifiable intangible assets, such as in-process research and development, trademarks and customer lists. Capitalized amounts are amortized on a straight-line basis over a period of five to ten years. Goodwill is reviewed quarterly for impairment and if events or circumstances indicate that the

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001


carrying amount of the assets may not be recoverable based upon estimated future undiscounted cash flows, the assets are written down to net realizable value in accordance with SFAS No. 121, Impairment of Long-Lived Assets. As of
                                       -------------------------------
January 1, 2002, QuadraMed has adopted SFAS No. 142, Goodwill and Intangible
                                                     -----------------------
Assets, which eliminates the amortization of goodwill but requires annual
------
impairment testing. In conjunction with the adoption of SFAS No. 142 on January 1, 2002, QuadraMed engaged a valuation firm to perform an impairment test on the carrying value of goodwill as of December 31, 2001. The valuation firm determined that there was no impairment as of that date.

     Other Intangible Assets - Other intangible assets primarily relates to
     -----------------------
capitalized software development costs, acquired software, trademarks and customer lists acquired in QuadraMed's purchase business combinations. Except for capitalized software development costs, capitalized amounts are amortized on a straight-line basis over a period of five to seven years and are reviewed quarterly for impairment in accordance with SFAS No. 121, Impairment of Long-
                                                          ------------------
Lived Assets.
------------

     Capitalized software development costs are capitalized upon the establishment of technological feasibility. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise
------------------------------------------------------------------------------
Marketed, QuadraMed establishes technological feasibility upon completion of a
--------
detailed program design, which substantiates that the computer software product can be produced in accordance with its design specifications. Capitalized software development costs require a continuing assessment of their recoverability. This assessment requires considerable judgment by QuadraMed with respect to various factors, including, but not limited to, anticipated future gross margins, estimated economic lives, and changes in software and hardware technology.

     Amortization of capitalized software development costs is based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, generally five years, and is charged to cost of revenues.

     Segments - After an internal reorganization in 2000, QuadraMed receives
     --------
management information regarding its operations and financial performance from four (4) business segments, consisting of the Enterprise Division, Health Information Management Software Division, Health Information Management Services Division, and Financial Services Division. Although not reported as a business segment, QuadraMed also generated approximately four percent (4%) of its revenue in 2001 from specialty product lines that have been discontinued or are not aligned with an operating division, which is referenced as Other. The segment results reflected in the consolidated financial statements have been restated to reflect the 2000 reorganization for both current and prior year data. The financial results for these operating segments for 1999 have been restated on an estimated basis to conform to the current year presentation.

     The 2000 reorganization was undertaken to more closely align products targeted at shared markets, more accurately measure financial performance by product/division, and establish greater management accountability. To this end, QuadraMed further refined its operating segments during the first half of 2001 and again in the third quarter of 2001 to reflect the sale of the material components previously included in the Physician Services segment.

     Property and Equipment, net - Property and equipment are stated at cost
     ---------------------------
and depreciated using the straight-line method over their estimated useful lives, which are generally three years for computer equipment and purchased software and five years for office furnishings and equipment. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life (generally 10 years). Maintenance and repair costs are expensed as incurred. QuadraMed reviews the potential for impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When assets are sold or retired, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in results of operations.

     Net Loss Per Share - Basic loss per share is determined using the weighted
     ------------------
average number of common shares outstanding during the period less restricted shares of common stock. Diluted loss per share is determined using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and conversion of the subordinated debentures (using the as-converted method). Common equivalent shares are excluded from the diluted computation only if their effect is anti-dilutive.

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001


     As QuadraMed recorded a net loss for each of the years ended December 31, 2001, 2000 and 1999, no common equivalent shares are included in the diluted weighted average common shares for those periods.

     If the Company had reported net income, the calculation of diluted earnings per share would have included an additional 957,000, 23,000 and 589,000 common equivalent shares not included for basic earnings per share for the years ended December 31, 2001, 2000 and 1999, respectively.

     Comprehensive Income (Loss) - QuadraMed reports comprehensive income or
     --------------------------
loss in accordance with SFAS No. 130, Reporting Comprehensive Income.  The
                                      ------------------------------
components of comprehensive income (loss) are as follows (in thousands):


                                                   Year ended December 31,
                                              ---------------------------------
(in thousands)                                  2001        2000        1999
                                             (Restated)  (Restated)  (Restated)
                                              --------    --------    --------
Net Income (Loss)                              $ 9,413    $(36,675)   $(47,388)
                                               -------    --------    --------
Other Comprehensive Income (Loss)
  Unrealized gain (loss) on available-
    for-sale securities                             28         321        (130)
  Change in unrecognized pension costs             834      (1,364)         --
  Other comprehensive income (loss) before
    income taxes                                   862      (1,043)       (130)
  Income tax expense related to items of
    other comprehensive income (loss)               --          --          --
                                               -------    --------    --------
                                                   862      (1,043)       (130)
                                               -------    --------    --------
Comprehensive income (loss)                    $10,275    $(37,718)   $(47,518)
                                               =======    ========    ========


     Accumulated other comprehensive loss at December 31, 2001 and 2000, consists primarily of $830,000 and $1.4 million of unrecognized pension costs, respectively.

     Income Taxes - QuadraMed accounts for income taxes using the liability
     ------------
method pursuant to SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

     Recent Accounting Standards - In July 2001, the FASB issued SFAS No. 141,
     ---------------------------
Business Combinations, which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. The adoption of this standard did not have an impact on the Company's consolidated financial statements during 2001, as the Company did not enter into any business combinations during that period.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible
                                                 -----------------------------
Assets, which requires that goodwill and certain other intangible assets no
------
longer be amortized to operations, but instead be reviewed for impairment at least once a year. SFAS No. 142 became effective for the Company at the beginning of fiscal year 2002. An independent valuation of goodwill as of January 1, 2002 was completed finding no impairment as of that date. The Company has adopted SFAS No. 142 for periods subsequent to December 31, 2001. We do not expect the implementation of this new standard to have a significant impact on the Company's financial condition, results of operations and cash flows.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset
                                                 --------------------
Retirement Obligations.  The statement addresses financial accounting and
----------------------
reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002. QuadraMed anticipates that implementation of this new standard will not have a significant impact on its financial condition, results of operations and cash flows.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the
                                                   ------------------
Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 applies to all long-
-------------------------------------------
lived assets and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001


include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for QuadraMed in fiscal year 2002. An independent valuation as of December 31, 2001 was completed finding no impairment as of that date. The Company has not yet finalized the financial statement impact of SFAS No, 144 for periods subsequent to December 31, 2001.

     In January 2002, the FASB Emerging Issues Task Force ("EITF") issued EITF No. 01-14, Income Statement Characterization of Reimbursements for 'Out-of-Pocket' Expenses Incurred. EITF No. 01-14 requires billable out-of-pocket reimbursable expenses to be included in both license and service revenue and cost of licenses and services. QuadraMed does not expect that the adoption of EITF No. 01-14 will impact either income (loss) from operations or net income
(loss), but will increase revenue and cost thereby reducing gross margin percentages.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements
                                                  -----------------------------
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
--------------------------------------------------------------------
Corrections.  This statement updates and clarifies existing pronouncements
-----------
relating to the classification and reporting of gains and losses from the extinguishment of debt, the treatment of sale-leaseback transactions and also makes technical corrections to existing pronouncements. The provisions of SFAS No. 145 are required to be applied starting with fiscal years beginning after May 15, 2002. QuadraMed anticipates that implementation of this new standard will not have a significant impact on its financial condition, results of operations and cash flows.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs
                                                 --------------------
Associated with Exit or Disposal Activities.  This statement addresses
-------------------------------------------
financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. QuadraMed is currently evaluating the effect that implementation of this new standard will have on its financial condition, results of operations and cash flows.

     In November 2002, the Financial Accounting Standards Board reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple
                             -------------------------------------------------
Deliverables.  The guidance in EITF 00-21 is effective for revenue arrangements
------------
entered into in fiscal years beginning after June 15, 2003. This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company is evaluating the effect of this issue on its financial statements.


4. ACQUISITIONS AND DIVESTITURES
   -----------------------------

     Acquisitions
     ------------

     Purchase Business Combinations
     ------------------------------

     In July 1999, QuadraMed acquired the service contracts of Record Processing Management ("RPM"), a service business where hospital records departments are outsourced, for $2.5 million payable in cash, $2.0 million upon close of the transaction and $500,000 on January 1, 2000.

     In July 1999, QuadraMed acquired the assets of Med Data, a developer of a chart management software product to be integrated into QuadraMed's HIM Software product line, for $5.5 million in cash and $1.7 million in liabilities assumed.

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001


     In May 1999, QuadraMed acquired the assets of Millennium Consulting Services, LLC ("Millennium Consulting") for total consideration of $1,022,000, including $792,000 in cash and 19,633 unregistered shares of QuadraMed common stock having an aggregate fair market value of $230,000.

     In April 1999, QuadraMed acquired the assets of American ChartGuard Corporation for total consideration of $713,000, consisting of $308,000 of cash and 77,419 unregistered shares of QuadraMed common stock having an aggregate fair market value of $405,000.

     In April 1999, QuadraMed acquired the assets of Superior Archives for total cash consideration of $400,000.

     QuadraMed's Consolidated Statements of Operations include the operating results of each business from the date of acquisition however, pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition (in thousands):


                          Med             Millenium   Superior   American
Assets:                   Data     RPM    Consulting  Archives  ChartGuard
------                    ----     ---    ----------  --------  ----------
  Current assets        $   587   $     -   $     -    $     -    $    30
  Goodwill                5,151     2,510     1,022        400        683
                        -------   -------   -------    -------    -------
                          5,738     2,510     1,022        400        713

Liabilities:
  Current liabilities    (1,700)       --        --        --          --
                        -------   -------   -------    -------    -------
                          4,038     2,510     1,022        400        713
Write off IPR&D           1,472        --        --         --         --
                        -------   -------   -------    -------    -------
Net purchase price      $ 5,510   $ 2,510   $ 1,022    $   400    $   713
                        =======   =======   =======    =======    =======


     In-process research and development ("IPR&D") charges represented the value assigned to research and development projects that were commenced by Med Data but not completed at the date of acquisition. Technological feasibility of these projects was not established and no alternative future use to the Company was identified therefore, in accordance with SFAS No. 2, Accounting for
                                                                 --------------
Research and Development Costs, as interpreted by FASB Interpretation No. 4,
------------------------------
Application of FASB Statement No. 2 to Business Combinations Accounted for by
-----------------------------------------------------------------------------
the Purchase Method, these projects were charged to expense at the date of
-------------------
consummation of the Med Data purchase.

     Pooling-of-Interests Combinations
     ---------------------------------

     The following transactions were accounted for as pooling-of-interests wherein QuadraMed acquired each entity in a stock-for-stock merger and transactions costs were charged as operating expenses upon close of the transaction:

     o In June 1999, QuadraMed acquired LinkSoft issuing 435,000 unregistered shares of its common stock with a fair market value of $4.2 million and recording approximately $450,000 in transaction costs;

     o In June 1999, QuadraMed acquired Healthcare Financial Informatics ("HFI") issuing 452,807 unregistered shares of its common stock with an aggregate fair market value of $4.4 million and recording $600,000 in transaction costs;

     o In March 1999, QuadraMed acquired Pro Intermed, Inc. ("Pro Intermed") issuing 660,000 unregistered shares of its common stock with an aggregate fair market value of $5.9 million and recording $1.3 million in transaction costs; and,

     o In March 1999, QuadraMed acquired Compucare issuing 2,957,000 unregistered shares of its common stock with an aggregate fair market value of $47.1 million and recording $5.6 million in transaction costs.

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001


     The table below shows revenue and net income of QuadraMed for the year ended December 31, 1999 (restated) and the 1999 revenue and net income of the merged entities prior to the mergers. There were no mergers in 2000 or 2001:


                                             Net Income    Earnings
                               Revenue         (Loss)       (Loss)
                            (in thousands) (in thousands)  Per Share
                             ------------   ------------   ---------
QuadraMed (restated)           $192,477       $ (49,502)    $   (2.07)
Compucare (restated)             10,218           1,280          0.05
Linksoft                          1,009            (438)        (0.02)
HFI (restated)                       --            (414)        (0.02)
Pro InterMed (restated)           2,249           1,686          0.07
                               --------       ---------     ---------
Consolidated (restated)        $205,953       $ (47,388)    $   (1.99)
                               ========       =========     =========


     Divestitures
     ------------

     On August 16, 2001, QuadraMed and its wholly owned subsidiary, QuadraMed Operating Corporation, entered into an agreement for the sale of certain assets and related products used to conduct the EZ-CAP managed care software business to OAO. The transaction closed on August 31, 2001. As part of the agreement, QuadraMed is entitled to receive up to $5.0 million in additional payments based on EZ-CAP's revenue growth and customer retention as part of OAO over the 18 months following the close of the transaction. QuadraMed received net proceeds from the sale of $8.1 million, and recorded a gain of $7.1 million.

     On March 31, 2001, QuadraMed sold its Electronic Remittance Advice product line. The Company recorded proceeds from the sale of $24,000, and a loss after applicable taxes of $57,000.

     Pursuant to an Asset Contribution Agreement, dated May 3, 2000, QuadraMed transferred and assigned the assets and liabilities of its ROI Division to ChartOne. Under this agreement, QuadraMed transferred $13.9 million of assets (including $2.7 million of cash) and the guarantee of Health+Cast's $12.5 million line of credit to ChartOne (see Note 23) and, in addition, received $3.0 million in cash from sales of software licenses which has been reclassified to gain on the sale of ChartOne as part of the restatement adjustments (see Note 2.) Subsequently, pursuant to the terms of a Securities Purchase Agreement dated May 5, 2000, on June 7, 2000, ChartOne sold 2.52 million shares of its Series A Preferred Stock, representing a 43% equity interest to the Warburg Group for $25.2 million ($12.7 million in cash and $12.5 million of other consideration). On October 19, 2000, QuadraMed sold its remaining 57% interest in ChartOne, represented by 2.13 million shares of series B Preferred Stock, 1.2 million shares of Series C Preferred Stock and 1 share of Common Stock, to the Warburg Group for $26.6 million in cash, pursuant to a Securities Purchase Agreement dated September 28, 2000. As part of the sale, QuadraMed incurred transaction costs of approximately $1.2 million. QuadraMed recorded a gain of $27.2 million for the year ended December 31, 2000 related to the ROI sale.

5.   CASH AND INVESTMENTS
     --------------------

     Cash - QuadraMed maintains cash balances in accounts at several banks and
     ----
one brokerage firm. QuadraMed is insured by the Federal Deposit Insurance Corporation for up to $100,000 at each bank. Balances maintained at the brokerage firm are not insured. Cash and cash equivalents in excess of insured limits were approximately $29.1 million as of December 31, 2001. During 2001, $12.2 million in short-term investments matured and were held as cash and cash equivalents as of December 31, 2001.

     Marketable Investments in Other Companies - From 1997 to 1999, QuadraMed
     -----------------------------------------
made a series of investments in VantageMed Corporation ("VantageMed"), a company that develops and sells software to physician groups. As of December 31, 1999, the fair value of the investment was $4.7 million and QuadraMed owned 12.1% of VantageMed's outstanding stock as a consequence of its original equity investment, an additional $3 million equity contribution in 1999, and the conversion to equity in 1999 of a fully advanced $500,000 revolving line of credit. Prior to February 2000, the VantageMed investment had been recorded as a non-marketable investment. In February 2000, VantageMed began to trade its shares publicly and QuadraMed began accounting for the investment as a marketable equity security. QuadraMed recorded an other-than-temporary impairment of $4.1 million (in accordance with SFAS No. 115, Accounting for
                                                             --------------
Certain Investments in Debt and Equity Securities) in the year 2000.  As of
-------------------------------------------------
December 31, 2001 and 2000, the fair value of the VantageMed investment was $575,000 and $636,000, respectively.

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001


     Restricted Cash - Restricted cash is included in non-current assets and
     ---------------
consists primarily of funds deposited in connection with lease agreements and contract guarantees of $737,000 and $3.6 million, respectively, at December 31, 2001. At December 31, 2000, the restricted cash related to contract guarantees was $6.0 million, $2.4 million of which was released during 2001 and subsequently invested in short-term investments.

     Also in restricted cash as of December 31, 2000, was $1.6 million in escrow relating to a guarantee of interest payments on a line of credit with Health+Cast. In 2001, QuadraMed and Health+Cast settled a legal dispute, the line of credit was satisfied, the escrow account reduced to a zero balance, and QuadraMed's obligation under the guarantee terminated (see Note 21 for further explanation). There is no restricted cash related to this transaction as of December 31, 2001.

     Non-Marketable Investments in Other Companies - In January 1999, QuadraMed
     ---------------------------------------------
loaned $3.6 million to Purkinje, Inc. ("Purkinje"), a company that develops and sells software to physician groups, pursuant to the terms and conditions of a convertible secured promissory note ("Purkinje Note"), which was amended on June 7, 2001. In Third Quarter 2001, Purkinje was unable to meet its obligations under the Purkinje Note and suspended interest payments. At that time and at Purkinje's request as full and final payment of all principal, interest, and related sums payable under the Purkinje Note, QuadraMed converted the amounts evidenced by the Purkinje Note to 5,677,560 shares of Purkinje Class A preferred shares. QuadraMed determined that the estimated fair value of the Purkinje Class A preferred stock was zero and recorded an impairment charge of $3.6 million in Third Quarter 2001. There have been no material changes in QuadraMed's opinion of the valuation of Purkinje Class A preferred stock and it remains at a recorded value of zero as of December 31, 2001.

     Unrealized Gains (Losses) on Available-for-Sale Securities - Cost or
     ----------------------------------------------------------
amortized cost, aggregate fair value, and unrealized gains (losses) by major security type are as shown in the following tables:

                                                                   Unrealized
                                                                   Gain (Loss)
                                             Cost or              on Available-
                                            Amortized  Aggregate     for-Sale
As of December 31, 2001 (in thousands):        Cost    Fair Value   Securities
--------------------------------------         ----    ----------   ----------
Short-term investments:
  Debt securities issued by the United
    States Government                        $    34     $    34      $    --
  Other short-term investments                 2,380       2,380           --
                                             -------     -------      -------
                                             $ 2,414     $ 2,414      $    --
                                             =======     =======      =======

Long-term investments:
  Debt securities issued by the United
    States Government                        $   531     $   562      $    31
  Corporate debt securities                      568         575            7
                                             -------     -------      -------
                                             $ 1,099     $ 1,137      $    38
                                             =======     =======      =======

VantageMed Corporation, marketable
  equity security                            $   551     $   575      $    24
                                             =======     =======      =======
    Total unrealized gain                                             $    62
                                                                      =======


                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001


                                                                   Unrealized
                                                                   Gain (Loss)
                                             Cost or              on Available-
                                            Amortized  Aggregate     for-Sale
As of December 31, 2000 (in thousands):        Cost    Fair Value   Securities
--------------------------------------         ----    ----------   ----------
Short-term investment:
  Debt securities issued by the United
    States Government                        $ 4,997     $ 4,994      $    (3)
  Corporate debt securities                    7,343       7,302          (41)
                                             -------     -------      -------
                                             $12,340     $12,296      $   (44)
                                             =======     =======      =======

Long-term investment:
  Debt securities issued by the United
    States Government                        $   463     $   519      $    56
  Corporate debt securities                      478         500           22
                                             -------     -------      -------
                                             $   941     $ 1,019      $    78
                                             =======     =======      =======
VantageMed Corporation, marketable
  equity security                            $   636     $   636      $    --
                                             =======     =======      =======
Total unrealized gain                                                 $    34
                                                                      =======


     Proceeds from the sale of available-for-sale securities were $12.2 million, $18.3 million and $34.4 million during the years ended December 31, 2001, 2000 and 1999, respectively. Net realized gains (losses) were $(14,000), $(61,000), and $28,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

     Variable Life Insurance Policies - QuadraMed has an investment interest in
     --------------------------------
three variable life insurance policies. Each of the variable life insurance policies provides for the investment of the cash value portion into various sub-accounts that are similar in nature to mutual funds. Two policies are issued pursuant to split-dollar agreements with the former executives, and trusts established for their benefit make the investment decisions on these policies. These policies are recorded to approximate the amount that would be realized upon surrender. The third policy is a corporate-owned policy that QuadraMed contributed to a grantor or "rabbi" trust established to make contributions to satisfy its obligations under the Supplemental Executive Retirement Plan (SERP) and two other subsequently terminated benefit plans (see
Note 17, Employee Benefit Plans, for further explanation of these plans).
         ----------------------
QuadraMed makes the investment decisions on this policy only. The performance of the variable life insurance policy for cash value and premium amounts will vary depending on the performance of the selected underlying sub-accounts. Pursuant to FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life
                                              --------------------------------
Insurance, QuadraMed reports the amounts that could be realized under this
---------
variable life insurance contract as an asset valued as of the statement of financial position date and treats the change in cash surrender value during the reported period as an adjustment of premiums paid in determining the expense or income to be recognized.

     A reduction in the cash surrender value of the variable life insurance policies, future adverse changes in the condition of equity markets or poor operating results of the underlying policy sub-accounts could have an effect on QuadraMed's results of operations. The net present value of the Split-dollar Life policies and the cash surrender value of Deferred Compensation Policy as of December 31, 2001 were each $1.7 million and at December 31, 2000, $1.4 million and $1.5 million, respectively.

6.   PURCHASED ACCOUNTS RECEIVABLE
     -----------------------------

     QuadraMed purchased certain accounts receivable in 1997 from Chama, Inc. ("Chama"), a hospital holding company then managed by Arcadian Management Services, Inc. ("Arcadian"), a hospital management company for which QuadraMed had agreed to develop a centralized outsourced business office and of which John Austin, then a QuadraMed director, was CEO. At the time of purchase, QuadraMed filed a security interest in the receivables. In October of 1998, Chama, together with several other hospitals, filed for reorganization under Chapter 11 in the U.S. Bankruptcy Court for the District of Delaware. Pursuant to an order of the Bankruptcy Court in February 1999, Chama was ordered to deposit all proceeds of the QuadraMed receivables in a segregated, interest-bearing account pending further court order. Subsequently, Chama filed an action challenging QuadraMed's claim to the segregated account. In October 2001, QuadraMed and Chama reached a settlement approved by the Bankruptcy

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001



Court, whereby QuadraMed received approximately $102,000 from the segregated account in full satisfaction for all outstanding claims. Consequently, QuadraMed wrote off the remaining receivable balance of $128,000 in the fiscal year ended December 31, 2001. In the fiscal years ended December 31, 2000 and 1999, QuadraMed wrote off $0.9 million and $1.2 million, respectively, in connection with these accounts receivable.

7.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and Equipment, net consisted of the following (in thousands):

                                                           December 31,
                                                      ----------------------
                                                         2001        2000
                                                      (Restated)  (Restated)
                                                       --------    --------
Computer equipment                                     $  9,273     $ 18,170
Office furnishings and equipment                          4,957        4,703
Purchased software                                        4,654        5,011
Leasehold improvements                                    1,073          827
                                                       --------     --------
  Total cost                                             19,957       28,711
Less: Accumulated depreciation and amortization         (12,634)     (20,436)
                                                       --------     --------
  Net book value                                       $  7,323     $  8,275
                                                       ========     ========


     Depreciation expense was $3.5 million, $4.6 million, and $5.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. In Fourth Quarter 1999, QuadraMed wrote-off $1.4 million representing the net book value of certain property and equipment.

8.   GOODWILL
     --------

     Goodwill is determined at the time of QuadraMed's acquisitions based upon the amount of purchase price in excess of the fair value of the tangible net assets acquired and other identifiable intangible assets, such as trademarks and customer lists. The purchase price for acquisitions involving an exchange of common stock is determined based on the stock prices at the time acquisition agreement is executed and announced. Goodwill is reviewed on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. On a quarterly basis, QuadraMed reviews its goodwill for impairment based on estimated future undiscounted cash flows attributable to the assets in accordance with SFAS No. 121, Impairment of Long-
                                                            -------------------
Lived Assets.  In the event such cash flows are not expected to be sufficient
------------
to recover the recorded value of the goodwill, the goodwill is written down to its net realizable value.

     No impairment charges related to goodwill were recorded during the years ended December 31, 2001 and 2000. During 1999, in accordance with SFAS No. 121, the estimated future undiscounted cash flows from certain acquired product lines were not sufficient to cover future amortization of the associated goodwill related to these product lines and accordingly, QuadraMed recorded $11.5 million as an other operating charge for goodwill impairment. This charge related to goodwill recorded from the acquisition of Healthcare Recovery, Inc. in 1997, and Healthcare Cash Management Seminars, Inc., American Medical Network, Inc., Velox Systems Corp., and American Hospital Hospital Directory, Inc. in 1998.

     Goodwill amortization expense was $3.5 million, $3.9 million, and $5.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     As discussed in Note 3, on July 1, 2001, QuadraMed adopted SFAS No. 141, Business Combinations, which requires the purchase method of accounting on all business combinations. On January 1, 2002, QuadraMed adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill but requires annual impairment testing, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121 and Accounting Principles Board ('APB") Opinion No. 30.

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001


9.   OTHER INTANGIBLE ASSETS
     -----------------------

     Other intangible assets consist primarily of capitalized software development costs, acquired software, trademarks and customer lists separately identifiable at the time of QuadraMed's acquisitions. Intangible assets are reviewed on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. On a quarterly basis, QuadraMed reviews its intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets in accordance with SFAS No. 121, Impairment of Long-Lived Assets. In the event such cash flows
              -------------------------------
are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their net realizable values.

     Capitalized Software Development Costs - For the years ended December 31, 2001, 2000 and 1999, QuadraMed capitalized software development costs of $1.8 million, $527,000, and $2.6 million, respectively. Operating costs for research activities prior to the establishment of technological feasibility and for product upgrades to improve product performance or to respond to updated regulations and business requirements are charged to research and development expense as incurred. Such expenditures, excluding capitalized amounts were $14.5 million, $22.9 million, and $29.2 million in the years ended December 31, 2001, 2000 and 1999, respectively.

     During 2000, QuadraMed recorded a $1.2 million charge to write-down certain capitalized software assets primarily related to its 1998 acquisition of Integrated Medical Networks, Inc. Amortization of capitalized software development costs charged to cost of licenses was $2.0 million, $1.7 million and $967,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     In 1999, QuadraMed recorded a $6.0 million charge to write-down technology associated with Health+Cast.

     Amortization of other intangible assets totaled $2.7 million, $2.8 million, and $2.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

10.  LEASE OBLIGATIONS
     -----------------

     QuadraMed leases its headquarters and all other facilities under operating leases and a nominal portion of its equipment under capital lease arrangements. The minimum future lease payments required under QuadraMed's operating leases at December 31, 2001 are as follows (in thousands):


                                                            Operating
                                                             Leases
                                                             ------
              2002                                           $  4,792
              2003                                              4,450
              2004                                              3,616
              2005                                              3,055
              2006                                              2,806
              Thereafter                                       11,391
                                                             --------
                 Total minimum lease payments                $ 30,110
                                                             ========


     Rental expense was $6.0 million, $7.6 million, and $8.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

11.  CONVERTIBLE SUBORDINATED DEBENTURES
     -----------------------------------

     On May 1, 1998, QuadraMed issued convertible subordinated debentures through a public offering in the principal amount of $115 million, including the underwriters' over-allotment option (the "Debentures"). QuadraMed's net proceeds from the offering were $110.8 million. The Debentures mature on May 1, 2005 and bear interest at 5.25% per annum. The Debentures are convertible into common stock at any time prior to the redemption or final maturity,

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001

initially at the conversion price of $33.25 per share (resulting in an initial conversion ratio of 30.075 shares per $1,000 principal amount).

     Under the terms of the indenture and related documents, QuadraMed is obligated to redeem the Debentures earlier than the May 1, 2005 maturity date upon defined Events of Default, including failure to timely repay principal or interest under the Debentures, default under any other borrowing, and bankruptcy. Further, QuadraMed is obligated to provide holders of the Debentures with notice and the holders have the individual option to redeem the Debentures should QuadraMed (i) cease to be traded on a U.S. national securities exchange or cease to be approved for trading on a U.S. automated over-the-counter securities market or (ii) experience defined Changes of Control, including a merger in which QuadraMed is not the surviving entity or its shareholders do not control at least 50% of the new entity, the sale of substantially all of QuadraMed's assets, a liquidation, or a substantial change in the board of directors over a two-year period.

     In the year ended December 31, 2001, QuadraMed redeemed and cancelled $41.3 million in principal amount of the Debentures at prices ranging between $530.00 and $697.50 per $1,000 of principal amount resulting in an extraordinary gain of $12.9 million after applicable taxes. As of December 31, 2001, the outstanding principal amount of the Debentures was $73.7 million with a fair value of $59.2 million and $41.1 million at December 31, 2001 and 2000, respectively.

12.  STAND-BY LETTERS OF CREDIT
     --------------------------

     During the years ended December 31, 2001, 2000 and 1999, QuadraMed opened $500,000, $6.0 million, and $1.0 million, respectively, of stand-by letters of credit under bank financing agreements. QuadraMed paid a 1% annual fee to renew the stand-by letters of credit and secured all of the stand-by letters of credit with certificates of deposit totaling $500,000, $6.0 million, and $1.0 million, recorded in the balance sheet as restricted cash at December 31, 2001, 2000 and 1999, respectively. In 2001, the $5.0 million letter of credit was reduced to $2.6 million, concurrent with the release of $2.4 million from restricted cash that was subsequently invested in short-term investments.

13.  STOCK REPURCHASE PROGRAM
     ------------------------

     In June 2001, QuadraMed's board of directors approved a stock repurchase program under which QuadraMed was authorized to repurchase up to 6,000,000 shares of its common stock. QuadraMed intends to buy back its common stock at times when its market value presents opportunities to do so. The repurchase program is intended as a means to partially mitigate the dilutive impact of stock options and to provide an alternative investment for QuadraMed's cash. The extent to which QuadraMed repurchases shares and the timing of such purchases will depend upon market conditions and other corporate considerations. As of December 31, 2001, 200,000 shares of QuadraMed common stock had been repurchased under the program. The shares were repurchased at an average price of $4.05 and a total purchase price, including acquisition costs, of $821,000 and were recorded as treasury stock.

14.  WARRANTS
     --------

     In connection with the acquisition of Linksoft Technologies, Inc. ("Linksoft") in June 1999, QuadraMed issued warrants for the purchase of 6,424 shares of the Company's common stock at an exercise price of $0.03 per share. In 1999, the warrants were partially exercised and 5,396 shares of common stock were issued. At December 31, 2001, warrants that expire in March 2008 remain outstanding for 1,028 shares of common stock.

     In connection with the acquisition of Compucare in March 1999, QuadraMed issued warrants for the purchase of 24,563 shares of the Company's common stock. Warrants for 3,941 shares at an exercise price of $61.73 expired in December 2000. At December 31, 2001, warrants for a total of 20,622 shares of common stock remain outstanding with 2,690 at an exercise price of $111.54 expiring January 2003; 11,208 at an exercise price of $223.09 expiring October 2005; and 6,724 at an exercise price of $0.15 expiring February 2006.

     In connection with a 1996 bridge loan agreement, QuadraMed issued warrants for the purchase of an aggregate 957,376 shares of the Company's common stock at a purchase price of $3.75 per share. The warrants were partially exercised and a total of 671,665 shares of common stock were issued in 1997 to 1998. The warrants for the remaining 285,711 shares expired on January 31, 2001.

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001


     In December 1995, QuadraMed issued a warrant expiring in December 2005 to Trigon Resources Corporation ("Trigon") for the purchase of up to 134,574 shares of the Company's common stock at $3.75 per share pursuant to an Employment Agreement dated March 1, 1994 with James D. Durham, then QuadraMed's Chairman and Chief Executive Officer. Trigon is a Nevada corporation controlled by Mr. Durham. In October 2001, QuadraMed repurchased the warrant for $193,000 at which time the warrant was cancelled. The repurchase price was based on the sum of the difference between $3.75 and the five-day trading average close price of $5.18 for QuadraMed's common stock for the week beginning October 29, 2001.

     QuadraMed issued warrants in 1995 and 1996 to James D. Durham, then QuadraMed's Chairman and Chief Executive Officer, for the purchase of up to 355,600 shares of the Company's common stock at $3.75 per share. In connection with the 1996 warrant, QuadraMed recorded deferred compensation for $381,000, representing the intrinsic value of the warrant at the date of issuance, which would be amortized over the vesting period. The Company recorded compensation expense of $336,000 in 1997 as a result of the vesting of warrants. The warrants were exercised in full during 1999.

     In October 1995, QuadraMed entered into a joint development arrangement with another software company pursuant to which QuadraMed issued a warrant for the purchase of 28,560 shares of the Company's common stock at $5.25 per share. The warrant was partially exercised in 1997 and the remainder, representing 9,576 shares of common stock, expired on June 25, 2001.

15.  STOCK INCENTIVE AND PURCHASE PLANS
     ----------------------------------

     Stock Incentive Plans
     ---------------------

     QuadraMed has two main stock option plans: the 1996 Stock Incentive Plan and the 1999 Supplemental Stock Option Plan. In addition, QuadraMed amended and restated the Compucare 1997 Stock Compensation Plan (the "Compucare Plan") and the Pyramid Health Group, Inc. 1997 Employee and Consultant Stock Option Plan (the "Pyramid Plan") and has made limited grants under these plans. The terms and conditions of the options granted under the amended and restated Compucare and Pyramid Plans are substantially similar to the terms and conditions of options granted under the 1996 Stock Incentive Plan.

     1996 Stock Incentive Plan
     -------------------------

     Under QuadraMed's 1996 Stock Incentive Plan, which is the successor plan to the 1994 Stock Incentive Plan, (collectively, the "Incentive Plan"), the board of directors may grant incentive and nonqualified stock options to employees, directors, and consultants. The Incentive Plan is divided into the following five separate equity programs: (i) the discretionary option grant program under which eligible persons may, at the discretion of the plan administrator, be granted options to purchase shares of common stock; (ii) the salary investment option grant program under which eligible employees may elect to have a portion of their base salary invested each year in special option grants; (iii) the stock issuance program under which eligible persons may, at the discretion of the plan administrator, be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to QuadraMed; (iv) the automatic option grant program under which eligible non-employee board members shall automatically receive option grants at periodic intervals to purchase shares of common stock; and,
(v) the director fee option program under which non-employee board members may elect to have all or any portion of their annual retainer fee otherwise payable in cash applied to a special option grant.

     The exercise price per share for an incentive stock option cannot be less than the fair market value on the date of grant. Option grants under the Incentive Plan generally expire ten years from the date of grant and generally vest over a four-year period. Options granted under the Incentive Plan are exercisable subject to the vesting schedule. As of December 31, 2001, QuadraMed's stockholders had authorized a total of 5,118,951 shares of common stock under the Incentive Plan, all of which had been granted. The Incentive Plan provides that the share reserve automatically increases each year by an amount equal to 1.5% of the outstanding shares on the last trading day of the immediately preceding calendar year.

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001


     1999 Supplemental Stock Option Plan
     -----------------------------------

     In 1999, QuadraMed's board of directors approved QuadraMed's 1999 Supplemental Stock Option Plan (the "1999 Supplemental Plan"). The 1999 Supplemental Plan permits non-statutory option grants to be made to employees, independent consultants, and advisors who are not QuadraMed officers, directors, or Section 16 insiders. The 1999 Supplemental Plan is administered by the board of directors or its Compensation Committee and terminates in March 2009. The exercise price of all options granted under the 1999 Supplemental Plan may not be less than 100% of fair market value on the date of the grant. Options vest on a schedule determined by the board of directors or the Compensation Committee with a maximum option term of ten years. As of December 31, 2001, QuadraMed's stockholders had authorized a total of 4,000,000 shares of common stock under the 1999 Supplemental Plan, of which 2,349,419 shares were available for grant.

     QuadraMed accounts for its employee stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued
                                                    ---------------------------
to Employees, and its related interpretations.  Under this principle,
------------
compensation expense of $205,000, $154,000, and $827,000 was recognized during the years ended December 31, 2001, 2000 and 1999, respectively. Employee compensation expense recognized in 2001 was related to the issuance of 475,000 restricted shares; while that recognized in 1999 primarily related to the acceleration of vesting terms for certain restricted shares then outstanding. For non-employee stock-based awards, QuadraMed uses SFAS No. 123, Accounting
                                                                  ----------
for Stock-Based Compensation, and recognized compensation expense of $41,000 in
----------------------------
2001 and zero in the years ended December 31, 2000 and 1999.

     In accordance with SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise. QuadraMed's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

     Had compensation cost for QuadraMed's option plans been determined based on the fair value of the underlying shares at the grant dates for the awards calculated in accordance with the method prescribed by SFAS No. 123, QuadraMed's pro forma net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

                                                   Year ended December 31,
                                              ---------------------------------
(in thousands)                                  2001        2000        1999
                                             (Restated)  (Restated)  (Restated)
                                              --------    --------    --------
Net income (loss)                 As restated  $  9,413   $(36,675)   $(47,388)
                                  Pro forma    $  6,362   $(37,304)   $(61,019)

Basic net income (loss) per share As restated  $   0.37   $  (1.43)   $  (1.99)
                                  Pro forma    $   0.25   $  (1.46)   $  (2.56)

Diluted net income (loss) per
  share                           As restated  $   0.37   $  (1.43)   $  (1.99)
                                  Pro forma    $   0.25   $  (1.46)   $  (2.56)



     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                   Year ended December 31,
                                              ---------------------------------
(in thousands)                                  2001        2000        1999
                                              --------    --------    --------
Expected dividend yield                           --         --          --
Expected stock price volatility                109.60%    107.10%      91.70%
Risk-free interest rate                          4.12%      6.51%       6.49%
Expected life of options                       5 years    5 years     5 years


                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001

     The weighted average fair value of options granted during 2001, 2000 and 1999 were $1.17, $1.44 and $5.04 per share, respectively.
     Option activity under the option plans is as follows (in thousands, except per share amounts):

                                                        Options Outstanding
                                                     --------------------------
                                                                      Weighted
                                                                       Average
                                                       Number of      Exercise
                                                        Shares          Price
                                                        ------          -----
Balance, December 31, 1998                               3,595         $14.75
Granted                                                  2,559           8.12
Exercised                                                 (259)          6.27
Cancelled                                                 (506)         13.70
                                                        ------         ------
Balance, December 31, 1999                               5,389         $12.23
Granted                                                  3,447           2.11
Exercised                                                 (299)          4.41
Cancelled                                               (2,823)         13.11
                                                        ------         ------
Balance, December 31, 2000                               5,714         $ 5.62
Granted                                                    986           3.50
Exercised                                                 (276)          3.56
Cancelled                                                 (677)          8.69
                                                        ------         ------
Balance, December 31, 2001                               5,747         $ 5.28
                                                        ======         ======


     The following table summarizes information about stock options outstanding as of December 31, 2001:


                                         Options Outstanding          Options Exercisable
                           -------------------------------------- ---------------------------
                                          Weighted
                              Number       Average      Weighted       Number       Weighted
                           Outstanding    Remaining      Average     Exercisable     Average
Range of                      as of    Contractual Life  Exercise      as of        Exercise
Exercise Prices             12/31/01     (in years)       Price       12/31/01        Price
---------------             --------      --------        -----       --------        -----
$ 0.69 - $ 6.99            3,697,567        7.95         $ 2.38       1,483,122      $ 2.47
$ 7.00 - $ 9.13            1,392,259        7.42           8.21         995,808        8.44
$ 9.63 - $11.50              315,275        4.89          11.41         315,275       11.41
$12.00 - $16.63              187,611        6.53          15.89         182,807       15.88
$17.97 - $21.04               27,228        4.06          19.51          27,099       19.51
$22.38 - $24.38              106,860        6.16          22.81         104,091       22.80
$27.00 - $30.13               20,000        6.56          28.56          16,875       28.58
                           ---------                                  ---------
$ 0.69 - $30.13            5,746,800        7.55         $ 5.28       3,125,077      $ 7.03
                           =========                                  =========


     Employee Stock Purchase Plan
     ----------------------------

     QuadraMed's 1996 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in June 1996 and terminated in January 2000. A total of 200,000 shares of common stock were reserved for issuance under the Purchase Plan, pursuant to which eligible employees were able to contribute up to 10% of their compensation for the purchase of QuadraMed common stock at a purchase price of 85% of the lower of the fair market value of the shares on the first or last day of the six-month purchase period. In the years ended December 31, 2000 and 1999, QuadraMed issued 58,164 and 90,927 shares of common stock, for an aggregate purchase price of $488,000 and $1.0 million, respectively. No compensation expense was recorded in connection with the Purchase Plan.

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001

16.  RELATED PARTY TRANSACTIONS
     --------------------------

     Lawrence P. English, QuadraMed's Chairman and Chief Executive Officer, is a director of Curative Health Services, Inc., and serves as Chairman of its Compensation Committee. Joseph L. Feshbach, a QuadraMed director, is the Chairman of the Board of Curative Health Services, Inc.

     Joseph L. Feshbach, elected to QuadraMed's Board in August 2001, provided consulting and advisory services to QuadraMed related to the development of financial and merger and acquisition strategies from April to August 2001. For these services, Mr. Feshbach was paid $25,000 and received an option to purchase 20,000 shares of the Company's common stock at an exercise price of $2.42, which vested fully on July 31, 2001. Mr. Feshbach exercised this option on December 6, 2001 at a trade price of $8.30 and was attributed with $117,600 in income as a result of the exercise.

     Michael J. King, a QuadraMed director, is a former officer of QuadraMed and was President of Compucare, acquired by QuadraMed in 1999. He is the Chief Executive Officer of Healthscribe, Inc. ("Healthscribe"), a provider of transcription services. Prior to Mr. King's appointment as Healthscribe's CEO, QuadraMed entered into a subcontract with Healthscribe for transcription services at a healthcare facility managed by QuadraMed. At the end of March 2001, this subcontract was terminated and the healthcare facility managed by QuadraMed contracted directly with Healthscribe for services. In the years ended December 31, 2001, 2000 and 1999, QuadraMed paid Healthscribe a total of $300,000, $1.3 million and $400,000, respectively.

     Nitin T. Mehta, a former officer of QuadraMed, was the CEO of Pyramid Health Group ("Pyramid"), acquired by QuadraMed in 1998. Concurrent with the Pyramid acquisition, QuadraMed entered into a non-exclusive financial advisory agreement regarding corporate acquisitions, sales, mergers, consolidation and other business combinations with Mehta & Company, Inc. ("Mehta & Company"), an investment banking firm in which Mr. Mehta had an ownership interest. QuadraMed paid Mehta & Company fees totaling $5.3 million in the year ended December 31, 1999. Mehta & Company has not provided any services to QuadraMed since 1999 and no subsequent fees have been paid.

17.  EMPLOYEE BENEFIT PLANS
     ----------------------

     401(k) Savings Plan
     -------------------

     QuadraMed maintains a 401(k) Savings Plan (the "Plan"). All eligible QuadraMed employees may participate in the Plan and elect to contribute up to 15% of pre-tax compensation to the Plan. Employee contributions are 100% vested at all times. At its discretion, QuadraMed may match employee contributions to the Plan. Presently, QuadraMed matches up to 50% of the first 4% of employee contributions. The vesting of such contributions is based on the employee's years of service, becoming 100% vested after 4 years. For the years ended December 31, 2001, 2000 and 1999, QuadraMed made discretionary contributions of $900,000, $1.0 million and $1.0 million, respectively.

     In 1999, QuadraMed merged into the Plan the 401(k) Savings Plan of Compucare, acquired during 1999.

     Deferred Compensation Plan
     --------------------------

     In January 2000, QuadraMed adopted a deferred compensation plan (the "DCP") to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors who contribute materially to QuadraMed's continued growth, development and future business success. The DCP was unfunded for tax purposes and for purposes of Title I of ERISA. The Compensation Committee was responsible, at its sole discretion, for the selection of employees and directors to participate in the DCP, and several employees were so selected. In February 2001, QuadraMed terminated the DCP pursuant to its terms effective January 1, 2001, returned any deferrals made for 2001, and made payments pursuant to the DCP for any deferrals made in 2000 from cash. For the years ended December 31, 2001 and 2000, QuadraMed made no discretionary contributions to the DCP.

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001

     Stock Exchange Deferred Compensation Plan
     -----------------------------------------

     In January 2000, QuadraMed adopted a Stock Exchange Deferred Compensation Plan (the "SEDCP") to provide specified benefits to, and help retain, a select group of management and highly compensated employees who contribute materially to QuadraMed's continued growth, development and future business. The SEDCP was unfunded for tax purposes and for purposes of Title I of ERISA. The Compensation Committee was responsible, at its sole discretion, to select the employees to participate in the SEDCP. QuadraMed terminated the SEDCP pursuant to its terms in July 2001. For the years ended December 31, 2001 and 2000, QuadraMed recorded compensation expense related to the SEDCP in the amount of $650,000 and $1.8 million, respectively.

     Supplemental Executive Retirement Plan (the "SERP")
     --------------------------------------------------

     QuadraMed adopted a Supplemental Executive Retirement Plan (the "SERP") effective January 1, 2000. The Compensation Committee of the board of directors is responsible, at its sole discretion, to select the employees to participate in the SERP, which is unfunded for purposes of the Internal Revenue Code and Title I of ERISA. In January 2000, the Compensation Committee selected James D. Durham, then QuadraMed's Chairman and Chief Executive Officer, and John A. Cracchiolo, then QuadraMed's Chief Operating Officer, for participation in the SERP. None of QuadraMed's current executive officers, including the Chief Executive Officer, have been selected to participate in the SERP.

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

               SERP Benefit with Years of Service Indicated

      Highest Annual Compensation  0-6 Years  7 Years    10 Years   13+ Years
      ---------------------------  ---------  ---------  ---------   ---------
$500,000                           $    --     $175,000   $250,000   $325,000
$600,000                           $    --     $210,000   $300,000   $390,000
$700,000                           $    --     $245,000   $350,000   $455,000
$800,000                           $    --     $280,000   $400,000   $520,000
$900,000                           $    --     $315,000   $450,000   $585,000


     For purposes of the SERP, "highest annual compensation" means a participant's highest annual compensation including salary and bonuses, during the participant's last ten years of employment. The "salary" and "bonuses" used to determine a participant's "highest annual compensation" are the same as the salary and bonuses disclosed in the "Salary" and "Bonuses" column of the Summary of Compensation Table as found in the Company's Definitive Proxy Statement.

     On June 12, 2000, QuadraMed executed separation agreements with Mr. Durham ("Durham Separation Agreement") and Mr. Cracchiolo ("Cracchiolo Separation Agreement"), thereby terminating their employment. Pursuant to the Durham Separation Agreement, Mr. Durham agreed that his separation was an involuntary separation for purposes of his employment agreement dated January 1, 1999 but was not an involuntary termination for purposes of the SERP, which would continue to vest as long as he was a Director. In addition, the Durham Separation Agreement provided that Mr. Durham would continue as a part-time

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001

employee of QuadraMed until December 31, 2003; and that he would immediately vest in his SERP benefit should QuadraMed shareholders not re-elect him as a Director, provided that the SERP benefit would not be accelerated. Pursuant to the Cracchiolo Separation Agreement, Mr. Cracchiolo agreed to forfeit all of his rights under the SERP. As a result, Mr. Durham is the only participant in the SERP.

     On July 31, 2001, QuadraMed and Mr. Durham amended the Durham Separation Agreement ("Durham Separation Amendment"). Pursuant to the Durham Separation Amendment, QuadraMed and Durham agreed to (i) Durham's resignation as a Director, (ii) Durham's continued part-time employment through December 31, 2003, (iii) Durham's full vesting in the SERP benefit provided that his resignation as a Director was not an involuntary termination for purposes of accelerating the SERP benefit. Under SFAS No. 88, Employers' Accounting for
                                                   -------------------------
Settlements and Curtailments of Defined Benefit Pension Plans and for
---------------------------------------------------------------------
Termination Benefits, this amendment is a curtailment of the SERP requiring
--------------------
recognition of half of the remaining unamortized prior service costs, a charge of $616,000.

    In accordance with SFAS No. 87, Employers' Accounting for Pensions, SFAS
                                    ----------------------------------
No. 88 and SFAS No. 130, QuadraMed recognized the following expenses for the SERP using an assumed discount rate of 7.0% (in thousands):

                                            Year ended December 31,
                                            -----------------------
                                               2001        2000
                                               ----        ----
Net Periodic Benefit Cost
  Service cost                                $   310     $   284
  Interest cost                                   146         111
  Amortization of prior service cost              218         228
                                              -------     -------
                                                  674         623
Curtailment of SERP                               616          --
Other Comprehensive Income                         --          --
                                              -------     -------
                                              $ 1,290     $   623
                                              =======     =======



     As of the measurement date, December 31, the status of the SERP using an assumed discount rate of 7.0% was as follows (in thousands):

                                                   December 31,
                                            -----------------------
                                               2001        2000
                                               ----        ----
Change in benefit obligation
  Benefit obligation at beginning of year     $  1,987    $  1,592
    Service cost                                   310         284
    Interest cost                                  146         111
                                              --------    --------
  Benefit obligation at end of year              2,443       1,987
Change in plan assets (1)                           --          --
                                              --------    --------
Funded status                                   (2,443)     (1,987)
  Unrecognized prior service cost                  530       1,364
                                              --------    --------
Accrued benefit obligation                      (1,913)       (623)
  Unfunded accumulated benefit obligation       (2,443)     (1,987)
                                              --------    --------
Additional liability (2)                          (530)     (1,364)
Intangible asset (3)                               530       1,364
                                              --------    --------
Impact on accumulated deficit                 $     --    $     --
                                              ========    ========

Benefit liability (4)                         $ (2,443)   $ (1,987)
                                              ========    ========

(1) Pursuant to the Durham Separation Agreement of July 12, 2000 between QuadraMed and Mr. Durham, QuadraMed was not obligated to a specific contribution schedule, but agreed in good faith to fund the SERP when it had the ability to do so.

(2) Represents the unfunded accumulated benefit obligation less accrued benefit cost.

(3) Represents the lesser of the additional liability and the unrecognized prior service.

(4) Represents accrued benefit cost plus the additional liability.

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001

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

     QuadraMed Grantor or "Rabbi" Trust
     ----------------------------------

     In January 2000, contemporaneously with the establishment of the DCP, SEDCP, and the SERP (collectively, "Plans"), QuadraMed entered into a Grantor Trust Agreement with Wachovia Bank, NA ("Wachovia"), as trustee, establishing a grantor or "rabbi" trust ("Rabbi Trust") into which QuadraMed could make contributions to satisfy its obligations under the Plans ("Rabbi Trust Agreement").

     Pursuant to the Rabbi Trust Agreement, QuadraMed is required to make contributions to the Rabbi Trust in an amount equal to not less than 100%, but not more than 120%, of the amount necessary to pay all benefits due under the Plans on the date that a threatened change in control occurs. In the event a change in control does not occur within six months of the threatened change in control, QuadraMed has the right to recover such funds. Upon a change in control, QuadraMed is obligated to make an irrevocable contribution to the trust in an amount equal to not less than 100%, but not more than 120%, of the amount necessary to pay all benefits due under the Plans on the date the change in control occurs. QuadraMed is also obligated to fund a $125,000 expense reserve for the trustee upon a threatened change in control or a change in control. A "threatened change in control" is defined to include any pending offer for QuadraMed's outstanding shares of common stock, any pending offer to acquire QuadraMed by merger, or any pending action or plan to effect a change in control.

     In conjunction with the establishment of the Plans in January 2000, QuadraMed purchased a corporate variable life insurance policy from the Travelers Insurance Company ("Travelers Policy") insuring the lives of 73 employees. Although the Company intended to use the Travelers Policy to fund the obligations under the Plans, it was not immediately assigned to the Rabbi Trust. The face amount of the Travelers Policy is $44.6 million and its maximum annual premiums are $2.0 million. At the time the Travelers Policy was issued, a calculation was performed that indicated the cash surrender value of Travelers Policy would be sufficient to satisfy the DCP and SEDCP benefits assuming QuadraMed mirrored its investment allocations with those of the participants. When QuadraMed terminated the DCP and SEDCP pursuant to their terms in February and July 2001, respectively, QuadraMed did not surrender the Travelers Policy. At the time, QuadraMed considered it more capital efficient to pay the benefits under the terminated DCP and SEDCP from cash rather than to surrender the tax-advantaged Travelers Policy. In July 2001, as part of the Durham Separation Amendment, QuadraMed agreed to contribute five (5) annual payments of approximately $483,000 during the period from 2001 to 2005 ("Payments") to the Rabbi Trust. In addition, QuadraMed assigned the Travelers Policy to the Rabbi Trust as a funding mechanism for Mr. Durham's SERP benefit. At the time the Travelers Policy was contributed to the Rabbi Trust, a calculation was performed that indicated that the cash surrender value of the Travelers Policy plus the Payments would be sufficient to satisfy Mr. Durham's SERP benefits, assuming a 7% investment return.

     Split-Dollar Life Insurance Policies
     ------------------------------------

     In November of 1998, QuadraMed entered into split-dollar insurance agreements with:

     Mr. Durham and E.A. Roskovensky1, Trustee, for the James Dean Durham Irrevocable Trust ("Durham Trust") dated October 24, 1996 ("Durham Split-Dollar Agreement"); and,

     Mr. Cracchiolo, Mr. Cracchiolo's spouse, and Vincent Cracchiolo, Trustee for the Cracchiolo Irrevocable Family Trust ("Cracchiolo Trust") dated September 14, 1998 ("Cracchiolo Split-Dollar Agreement").

----------------------------------
1 Mr. Roskovensky was subsequently elected to the QuadraMed Board of Directors on April 26, 1999.

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001

     The Durham Split-Dollar Agreement and the Cracchiolo Split-Dollar Agreement are referred to collectively as the "Split-Dollar Agreements".

     The purpose of the Split-Dollar Agreements was to assist Mr. Durham and Mr. Cracchiolo with their personal life insurance programs and ensure that their estates would have sufficient liquidity upon their deaths to avoid an estate tax induced liquidation of their QuadraMed holdings that could potentially destabilize the market for QuadraMed common shares. For the three months prior to the execution of the Split-Dollar Agreements, the average closing price of QuadraMed's common shares was $23.04.

     Pursuant to the Durham Split-Dollar Agreement, (i) the Durham Trust purchased a variable life insurance policy from the John Hancock Variable Life Insurance Company ("John Hancock") in the amount of $10.0 million that covered Mr. Durham's life ("Durham Policy"); (ii) QuadraMed agreed to make to five annual premium payments of $519,066 from 1998 to 2002 to John Hancock, subject to repayment from the Durham Policy upon Mr. Durham's death or pursuant to the expected return of the policy in policy years 11 to 15; (iii) the Durham Trust collaterally assigned the Durham Policy to QuadraMed as security for the premiums to be paid by QuadraMed; (iv) Mr. Durham agreed to reimburse QuadraMed for the economic benefit attributable to the life insurance provided to the Durham Trust under the Durham Split-Dollar Agreement, which defined it to be the product of (a) the lower of (i) the P.S. 58 term life rates published by the government of the United States or (ii) John Hancock's one-year term insurance rate available for all standard risks; and (b) the excess of (i) the total death benefit then payable under the Durham Policy over (ii) the aggregate premiums paid by QuadraMed.

     The terms and arrangements under the Cracchiolo Split-Dollar Agreement are the same as under the Durham Split-Dollar Agreement except that the amount of the death benefit under the John Hancock variable life insurance policy covering Mr. Cracchiolo and Mr. Cracchiolo's spouse is $2.5 million ("Cracchiolo Policy") and the amount of each of the five annual premium payments agreed to be advanced by QuadraMed from 1998 to 2002 is $33,244.

     QuadraMed was obligated to continue to make the remaining annual premium payments to John Hancock for the Durham Policy and the Cracchiolo Policy under the Split-Dollar Agreements pursuant to the Durham Separation Agreement and the Cracchiolo Separation Agreement, respectively.

     As the owners of the John Hancock policies, the Durham Trust and the Cracchiolo Trust each direct the investment of the cash value portion of their respective John Hancock policies into various sub-accounts that are similar in nature to mutual funds. QuadraMed has no ability to direct the selection of sub-accounts. Thus, the performance of the Durham Policy and the Cracchiolo Policy for cash value and premium amounts will each vary depending on the performance of the underlying sub-accounts respectively selected by the Durham Trust and the Cracchiolo Trust.

18.  MAJOR CUSTOMERS
     ---------------

     In the years ended December 31, 2001, 2000 and 1999, no single customer accounted for more than 10% of total revenues however, in 2001 sales to the U.
S. government accounted for 10.0% of HIM Software Division revenues.

19.  CONCENTRATION OF CREDIT RISK
     ----------------------------

     Accounts receivable subject QuadraMed to its highest potential concentration of credit risk. QuadraMed reserves for credit losses and does not require collateral on its trade accounts receivable.

20.  SEGMENT REPORTING
     -----------------

     In 2000, QuadraMed realigned its operations into five (5) distinct business segments. With the sale of the EZ-CAP managed care software business in August 2001, QuadraMed is now managed in four (4) distinct business segments. Although not reported as a business segment, a portion of the Company's revenue was generated from specialty product lines that are not aligned with an operating division.

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001

     The reorganization undertaken during 2000 more closely aligned products targeted to shared markets, helped to more accurately measure financial performance by product/division, and established greater management accountability. QuadraMed further refined its operating segments during the first half of 2001 and again in the third quarter of 2001 to reflect the sale of material components previously included in the former Physician Services segment including EZ-Cap. The segment results reflected in the following tables have been reclassified to reflect this realignment for both current and prior year data. The accounting policies of the operating segments are the same as those described in Note 3. Summary of Significant Accounting Policies.
                                    ------------------------------------------
QuadraMed evaluates financial performance by segment as summarized in the subsequent table. The financial results for these operating segments for prior years have been reclassified on an estimated basis to conform to the current year presentation.

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

     The Health Information Management Software Division provides QuadraMed's Quantim health information management software products, encompassing a suite of compliance, encoding and grouping, medical record management, and patient database applications that are designed to enable a hospital to accurately track medical records for internal and external purposes. Additionally, the division offers Complysource Compliance Solutions that are designed to support hospitals in managing the complexities of evolving federal requirements and in submitting accurate billing and clinical data. The coding and grouping products aim to protect the integrity of a healthcare organization's clinical data and improve accuracy and coding compliance for ICD-9, CPT, and HCPCS codes. The medical record management product is designed to locate and reserve charts, and authenticate and distribute transcribed medical records. In the first half of 2001, the nCoder+MD product, previously included in the former EZ-CAP business, was transferred to this division, and the Master Population Index and Performance Measurement product lines, previously included in this division, were transferred to the Enterprise Division. Effective in Third Quarter 2001, the Health Information Management Software Division's services include education services, seminars and training for healthcare organizations.

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

     The Financial Services Division provides QuadraMed's Chancellor Financial Products resources to healthcare providers to reduce accounts receivable backlogs and accelerate cash flow. The division conducts analyses of patient accounts to identify outstanding or underpaid third-party payments, to re-bill, and to follow-up on third-party claims.

     Although not reported as a business segment, QuadraMed also derives approximately four percent (4%) of its revenue from specialty products that are included in Other. Patient Focused Solutions ("PFS") provides productivity and staffing information principally for hospital nursing staff. Electronic Data Interchange ("EDI") interfaces with the hospital information system to download claims data automatically on a daily basis. Claims are edited onsite and formatted to payer-specific requirements.

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001

    Summary financial data by business segment follows (in thousands):


                                       Year ended December 31, 2001
                                              (Restated)
                  -------------------------------------------------------------
                               HIM      HIM    Financial           Consolidated
   Description    Enterprise Software Services Services Other (1)    Total
   -----------    ---------- -------- -------- -------- --------     -----
Total revenue       $60,531    $27,508  $16,833  $15,462  $12,059   $ 132,393

Gross margin (2)    $42,318    $21,105  $ 4,563  $10,647  $ 7,634   $  86,267

Interest expense,
  net               $   827    $   986  $   274  $   168  $ 1,186   $   3,441

Segment assets      $30,067    $35,846  $ 9,963  $ 6,103  $43,154   $ 125,133

Total depreciation
  and amortization
  expense (3)       $ 1,874    $ 5,830  $   532  $ 1,063  $ 3,311   $  12,610

(1) Other includes specialty products, non-allocated expenses for bad debt reserve, legal charges and divested product lines including $6.4 million in revenue and $1.6 million in net income for EZ Cap.
(2) Gross margin represents segment results before interest, amortization of goodwill, taxes, and corporate overhead allocations.
(3) Total depreciation and amortization is comprised of equipment depreciation and capitalized software amortization reflected in direct margin; debt-offering costs as reflected in interest expense; and goodwill and amortization of other intangibles, excluding capitalized software development costs.


                                       Year ended December 31, 2000
                                              (Restated)(4)
                  -------------------------------------------------------------
                               HIM      HIM    Financial           Consolidated
   Description    Enterprise Software Services Services Other (1)    Total
   -----------    ---------- -------- -------- -------- --------     -----
Total revenue       $45,625    $20,577  $29,968  $11,795  $41,768   $ 149,733

Gross margin (2)    $32,577    $15,698  $ 5,804  $ 4,025  $13,193   $  71,297

Interest expense,
  net               $   848    $ 1,080  $   409  $   222  $ 1,921   $   4,480

Segment assets      $28,246    $36,000  $13,617  $ 7,393  $64,030   $ 149,286

Total depreciation
  and amortization
  expense (3)       $ 1,235    $ 5,340  $   391  $ 1,065  $ 6,103   $  14,134

(1) Other includes specialty products, non-allocated expenses for bad debt reserve, legal charges, restructuring charges and divested product lines including $32.7 million in revenue and $5.8 million in net income for EZ Cap and ROI.
(2) Gross margin represents segment results before interest, amortization of goodwill, taxes and corporate overhead allocations.
(3) Total depreciation and amortization is comprised of equipment depreciation and capitalized software amortization reflected in direct margin; debt-offering costs as reflected in interest expense; and goodwill and amortization of other intangibles, excluding capitalized software development costs.
(4) December 31, 2000 results have been reclassified to be consistent with current year business segment presentation.

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001

                                       Year ended December 31, 1999
                                              (Restated)(4)
                  -------------------------------------------------------------
                               HIM      HIM    Financial           Consolidated
   Description    Enterprise Software Services Services   Other (1)   Total
   -----------    ---------- -------- -------- --------   --------    -----
Total revenue       $63,709    $22,229  $35,635  $ 9,882  $ 74,498  $ 205,953

Gross margin (2)    $51,769    $18,147  $10,516  $ 3,456  $ 35,600  $ 119,488

Interest expense,
  net               $   470    $   594  $   256  $   112  $  1,606  $   3,038

Segment assets      $31,215    $39,466  $17,034  $ 7,426  $106,618  $ 201,759

Total depreciation
  and amortization
  expense (3)       $ 1,834    $ 4,732  $   352  $ 1,077  $  7,029  $  15,024

(1) Other includes specialty products, non-allocated expenses for bad debt reserve, legal charges, restructuring charges and divested product lines including $64.1 million in revenue and $12.1 million in net income for EZ
    Cap and ROI.
(2) Gross margin represents segment results before interest, amortization of goodwill, taxes and corporate overhead allocations.
(3) Total depreciation and amortization is comprised of equipment depreciation and capitalized software amortization reflected in direct margin; debt-offering costs as reflected in interest expense; and goodwill and amortization of other intangibles, excluding capitalized software development costs.
(4) December 31, 1999 results have been reclassified to be consistent with current year business segment presentation.

21.  OTHER OPERATING CHARGES
     -----------------------

     Non-recurring charges of $4.7 million and $7.7 million were incurred during the years ended December 31, 2000 and 1999, respectively. The 2000 charges consisted of $3.4 million associated with separation agreements for officers and $1.3 million for employee severance and closure of facilities.
The 1999 charges were predominately severance for terminated employees and contractual services and were fully utilized in 1999. As of December 31, 2001, there is no remaining liability.

     Additionally during 1999, QuadraMed incurred $6.9 million in acquisition costs (see also Note 4), wrote down $6.0 million in assets associated with Health+Cast and $2.9 million in other intangible assets (see also Note 9). There were no other operating charges in the year ended December 31, 2001.

22.  INCOME TAXES
     ------------

     QuadraMed accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes, which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax bases of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001

     The provision for income taxes consists of the following (in thousands):

                                                   Year ended December 31,
                                              ---------------------------------
(in thousands)                                  2001        2000        1999
                                             (Restated)  (Restated)  (Restated)
                                              --------    --------    --------
Current:
  Federal                                    $    --      $   617     $   487
  State                                          150           --         143
                                             -------      -------     -------
    Total current                                150          617         630
                                             -------      -------     -------
Deferred:
  Federal                                     (2,004)       9,881      17,480
  State                                          187        1,183       3,005
                                             -------      -------     -------
    Total deferred                            (1,817)      11,064      20,485
                                             -------      -------     -------
  Change in valuation allowance, net of
    the effect of acquisitions                 1,817      (11,064)    (20,485)
                                             -------      -------     -------
    Provision for income taxes               $   150      $   617     $   630
                                             =======      =======     =======


     The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                                        December 31,
                                              ---------------------------------
(in thousands)                                  2001        2000        1999
                                             (Restated)  (Restated)  (Restated)
                                              --------    --------    --------
Deferred tax assets:
  Research and development credits           $ 5,109      $ 4,104     $ 2,277
  Net operating loss carryforwards            25,294       30,622      21,256
  Deferred revenue                             6,611        4,235       7,220
  Intangible assets                            9,683       10,070       8,909
  Other                                        7,101        5,782       4,173
                                             -------      -------     -------
                                              53,798       54,813      43,835
                                             -------      -------     -------
Deferred tax liabilities:
  Other intangible assets                     (2,485)      (2,785)     (2,527)
  Depreciation                                (1,218)        (116)       (460)
                                             -------      -------     -------
                                              (3,703)      (2,901)     (2,987)
                                             -------      -------     -------
Net deferred tax asset before allowance       50,095       51,912      40,848
Valuation allowance                          (50,095)     (51,912)    (40,848)
                                             -------      -------     -------
  Net deferred tax assets                    $    --      $    --     $    --
                                             =======      =======     =======


     Realization of deferred tax assets is primarily dependent on future taxable income, the amount and timing of which is uncertain given QuadraMed's history of losses. Therefore a valuation allowance has been recorded for the entire deferred tax asset. The valuation allowance is adjusted on a periodic basis to reflect management's estimate of the realizable value of the net deferred assets.

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001

     The reconciliation of the tax provision (benefit) computed at the statutory rate to the effective tax rate is as follows:

                                                   Year ended December 31,
                                              ---------------------------------
(in thousands)                                  2001        2000        1999
                                             (Restated)  (Restated)  (Restated)
                                              --------    --------    --------
Federal income tax rate                         34.0%      (34.0)%      (34.0)%
Change in valuation allowance                  (23.6)       28.0         21.2
Permanent tax differences                      (10.5)        6.0         13.0
Other                                            1.7         1.7          1.1
                                              ------      ------       ------
Effective tax rate                               1.6%        1.7%         1.3%
                                              ======      ======       ======


     As of December 31, 2001, the Company had federal net operating loss carryforwards of approximately $74 million and state net operating loss carryforwards of approximately $1.4 million. In addition, the Company has gross federal and California research and development credit carryforwards of approximately $3.6 million and $1.5 million respectively. The federal net operating loss carryforwards and research and development credits will expire from 2011 through 2020. In 2001, QuadraMed utilized $13.6 million of its federal and $6.0 million of its state NOL carryforwards.

     The Tax Reform Act of 1986 contains provisions that may limit the amount of NOL and research and development credit carryforwards that may be used in any given year if certain events, including a significant change in ownership, occur. If there should be a subsequent "ownership change" of the Company, as defined, the ability to utilize its carryforwards could be restricted.

23.  CONTINGENT LIABILITIES
     ----------------------

     In 1998, QuadraMed entered into several agreements with Health+Cast, a healthcare software company, for the purpose of integrating Health+Cast's products into software of QuadraMed's now divested ROI Division. At the time, certain officers and shareholders of Health+Cast were also officers and shareholders of the Company. Contemporaneously, QuadraMed guaranteed Health+Cast's bank line of credit up to $12.5 million, which bore interest at a rate of 8.5% and matured in October 2001, and was required to maintain a minimum cash balance of $50 million in an account with the lender. As consideration for the guarantee, Health+Cast granted QuadraMed 2.5 million optional warrants and approximately 1.11 million mandatory warrants at different prices. By October 1999, the planned product integration was not successful and QuadraMed initiated legal action against Health+Cast, which made a cross-claim against QuadraMed. The line of credit, however, remained current. As part of the ROI Division divestiture in June 2000 and pursuant to an Asset Contribution Agreement dated May 3, 2000 between QuadraMed and ChartOne, ChartOne, assumed most of the assets and liabilities of the ROI Division. With regard to the guarantee of Health+Cast's line of credit guarantee and with the lender's consent pursuant to the Asset Contribution Agreement dated May 3, 2000, ChartOne assumed guarantee liability for the principal and QuadraMed assumed liability for the interest under the line of credit. Simultaneously, QuadraMed, ChartOne and Health+Cast entered into a reimbursement agreement under which QuadraMed assumed all rights, including subrogation rights, against Health+Cast for any amounts that ChartOne should ever pay to the lender under ChartOne's guarantee. As a condition for the exchange of guarantors, the lender required QuadraMed to secure the interest payment guarantee with a $2.0 million escrow deposit account, which was to be reduced with each interest payment. As of December 31, 2000, the amount in escrow was $1.6 million and was reflected on the balance sheet as restricted cash. In April 2001, QuadraMed and Health+Cast settled their legal dispute and Health+Cast paid QuadraMed certain sums and cancelled QuadraMed's warrants. In October 2001, the line of credit was satisfied, the escrow account reduced to a zero balance, and QuadraMed's obligation under the guarantee terminated. As of December 31, 2001, there was no restricted cash for this obligation.

24.  LITIGATION
     ----------

     From time to time in the normal course of its business, QuadraMed may be involved in litigation relating to its operations. As of December 31, 2001, QuadraMed was not a party to any legal proceedings that, if decided adversely, would, individually or in the aggregate, have a material adverse effect on QuadraMed's business, financial condition or results of operations. An accrual

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001

of $3.7 million for litigation fees, costs, and expenses was established during 2000. As of December 31, 2001 and 2000, the balance in this reserve was zero and $1.6 million, respectively and is included in accrued liabilities. All material litigation items had been resolved by December 31, 2001.

25.  SUBSEQUENT EVENTS
     -----------------

     On April 16, 2003, QuadraMed announced that it had executed an agreement with certain of its bondholders to refinance its outstanding 5.25% Convertible Subordinated Debentures due 2005 (the "2005 Debt"). On April 17, 2003, under the terms of the refinance agreement, QuadraMed issued $71.0 million of its Senior Secured Notes due 2008 (the "2008 Debt"). The proceeds from the issuance of the 2008 Debt were used to repurchase $61.8 million (plus $1.5 million in accrued interest) of the 2005 Debt which became subject to repurchase by the Company as a result of its delisting from the NASDAQ National Market on March 4, 2003. Accordingly, the net proceeds to QuadraMed as a result of the issuance of the 2008 Debt less the costs (including fees) associated with the repurchase of the 2005 Debt was $7.7 million, with $11.9 million of the 2005 Debt remaining outstanding. Additionally, the repurchase right on the 2005 Debt remaining outstanding expired on April 17, 2003. The 2008 Debt bears interest at an initial rate of 10% which will be reduced to 9% upon the relisting of QuadraMed's common stock on the NASDAQ Smallcap or National Market and is secured by certain intellectual property of QuadraMed. As part of the transaction, QuadraMed also issued 11,303,842 detachable warrants with the 2008 Debt. The warrants have a term of five years, have an exercise price of $0.01 per share and are subject to certain anti-dilution provisions including dilution from the issuance of shares in settlement of existing litigation.

     On February 28, 2003, QuadraMed announced that it would not meet NASDAQ's deadline of February 28, 2003 for filing its quarterly reports on Form 10-Q for the interim periods ended June 30, 2002 and September 30, 2002 and its amended SEC filings for the year ended December 31, 2001 and the interim period ended March 31, 2002. On March 4, 2003, QuadraMed announced that it had received notice the Company's common stock would be delisted from the Nasdaq National Market as of the start of trading on Tuesday, March 4, 2003. The delisting constitutes a "Repurchase Event" under the provisions of the Company's Convertible Subordinated Debentures. Upon such an event, the Subordinated Indenture grants to each debenture holder the right, at the holder's option, to require the Company to repurchase all or any of the holder's debentures. A Special Committee of independent Directors of the Company and its advisors, Deloitte & Touche LLP and Jefferies & Company, are making progress in their efforts to find a new investor or a buyer for the Company and in managing negotiations with the bondholders. The Company believes that it can restructure the debt without it having a material impact on the Company.

     On February 28, 2003, the Company reported that the SEC has issued a formal non-public order of investigation concerning the Company's accounting and financial reporting practices for the period beginning January 1, 1998.
The Company intends to continue to cooperate with the SEC and is in the process of complying with the SEC's requests for information. The Company cannot predict when the SEC will conclude its inquiry, or the outcome and impact thereof.

     On January 2, 2003, QuadraMed announced the closing of the sale of its HIM Services Division to Precyse Solutions LLC on December 31, 2002. The Company received $14 million in cash (of which $1.5 million is to be held in escrow for 18 months) and a $300,000 promissory note with a two-year term. QuadraMed has the opportunity to receive an additional $400,000 in cash based on the division's 2002 year-end revenues. As a result of the sale, QuadraMed will record a fourth quarter 2002 after-tax gain of between $8 million and $9 million.

     On November 5, 2002, QuadraMed announced that it would relocate its headquarters to existing facilities in Reston, Virginia from San Rafael, California.

     In October 2002, a series of securities law class action complaints were filed in the United States District Court, California Northern District, against QuadraMed and certain of its officers and directors. The plaintiffs in these actions allege, among other things, violations of the Securities Exchange Act of 1934 due to issuing a series of allegedly false and misleading statements concerning its business and financial condition between May 11, 2000 and August 11, 2002. The complaints seek unspecified monetary damages and other relief. These matters are at an early stage. No responses to the complaints have yet been filed, and no discovery has taken place. QuadraMed

                              QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2001

intends to defend itself vigorously against these allegations. However, the ultimate outcome of these matters cannot presently be determined.

     Following the Company's August 12, 2002 announcement that it intended to restate prior period financial statements, the staff of the San Francisco District Office of the SEC requested certain information concerning the anticipated restatement as part of an informal, preliminary inquiry. The Company provided that information, and expects to provide additional information now that the restatement is completed. The Company intends to continue to cooperate with the SEC in the event it requests other information. The Company cannot predict whether such information will be requested, when the SEC will conclude its inquiry, or the outcome and impact thereof.

     QuadraMed received a notice from the Nasdaq Stock Market that it was required to file Forms 10-Q for the quarters ended June 30, and September 30, 2002 as well as restated financial statements for the years ended December 31, 2001, 2000 and 1999 and the quarter ended March 31, 2002. The Company's trading symbol as of August 22, 2002 was amended from "QMDC" to "QMDCE," as a result of the delinquent filings. QuadraMed requested an appeals hearing before a Nasdaq Listing Qualifications Panel ("the Panel"). The Panel notified the Company on February 6, 2003, that Nasdaq would continue to list its common shares on the Nasdaq Stock Market until February 28, 2003, by which date it had to file its Quarterly Report on Form 10-Q for the interim periods ended June 30, 2002 and September 30, 2002 and its amended SEC filings for the year ended December 31, 2001 and the interim period ended March 31, 2002. The Company was also required to evidence its continued compliance with all requirements for continued listing on the Nasdaq National Market upon the filing of those documents as well as an ability to sustain compliance with those requirements over the long term.

     On June 11, 2002, QuadraMed acquired all of the outstanding shares of Pharmacy Data Systems, Inc. ("PDS"), a leader in advanced pharmacy, nursing, and physician information systems, for $10.7 million. In connection with this acquisition, QuadraMed recorded an in-process research and development charge of $400,000 in Second Quarter 2002.

     On May 31, 2002, QuadraMed acquired the assets of Cascade Health Information Software, Inc. ("Cascade"), a leading provider of software for the coding and abstracting of patient medical records, which was a subsidiary of Transcend Services, Inc., for $1.3 million.

26.  UNAUDITED QUARTERLY FINANCIAL INFORMATION
     -----------------------------------------

                                                                        Page
                                                                        ----
Unaudited Quarterly Consolidated Financial Data for 2001                F-42
Unaudited Quarterly Consolidated Financial Data for 2000                F-43



QuadraMed Corporation
Unaudited Quarterly Consolidated Financial Data (restated)







-------------------------------------------------------------------------------------------------------------
                                                                               Quarter
                                                     --------------------------------------------------------
(thousands of dollars, except per share amounts)       First      Second       Third      Fourth       Total
                                                       -----      ------       -----      ------       -----
2001
----
Net revenue (as reported)                             $29,932     $31,469     $33,138     $34,896     $129,435
Net effect of restatement adjustments (1)                 277       1,809         263         609        2,958
                                                      -------     -------     -------     -------     --------
Net revenue (restated)                                $30,209     $33,278     $33,401     $35,505     $132,393
                                                      =======     =======     =======     =======     ========

Gross margin (as reported)                            $19,691     $20,968     $23,534     $23,512     $ 87,705
Net effect of restatement adjustments (1)                (144)       (106)     (1,343)        155       (1,438)
                                                      -------     -------     -------     -------     --------
Gross margin (restated)                               $19,547     $20,862     $22,191     $23,667     $ 86,267
                                                      =======     =======     =======     =======     ========

Net income (loss) (as reported) (2)                   $(2,932)    $ 1,661     $15,411     $ 1,341     $ 15,481
Net effect of restatement adjustments (1)              (1,897)       (447)     (3,100)       (624)      (6,068)
                                                      -------     -------     -------     -------     --------
Net income (loss) (restated) (2)                      $(4,829)    $ 1,214     $12,311     $   717     $  9,413
                                                      =======     =======     =======     =======     ========

Earnings (loss) per common share
  Basic
    Net income (loss) (as reported)                   $ (0.11)    $  0.06     $  0.60     $  0.05     $   0.60
    Net effect of restatement adjustments (1)           (0.07)      (0.02)      (0.12)      (0.02)       (0.24)
                                                      -------     -------     -------     -------     --------
    Net income (loss) (restated)                      $ (0.19)    $  0.05     $  0.48     $  0.03     $   0.37
                                                      =======     =======     =======     =======     ========

  Diluted
    Net income (loss) (as reported)                   $ (0.11)    $  0.06     $  0.60     $  0.05     $   0.60
    Net effect of restatement adjustments (1)           (0.07)      (0.02)      (0.11)      (0.02)       (0.24)
                                                      -------     -------     -------     -------     --------
    Net income (loss) (restated)                      $ (0.19)    $  0.05     $  0.46     $  0.03     $   0.37
                                                      =======     =======     =======     =======     ========

Weighted average shares outstanding
  Basic                                                25,734      25,543      25,403      25,584       25,566
  Diluted                                              25,734      25,543      27,057      27,408       25,566

Stock prices
  High                                                $  2.69     $  4.98     $  6.30     $  9.25     $   9.25
  Low                                                 $  0.75     $  1.63     $  3.09     $  4.33     $   0.75

(1) See explanation of restatement in Note 2. of Notes to Consolidated Financial Statements.
(2) As reported in the explanation of restatement in Note 2 of Notes to Consolidated Financial Statements, discontinued operations were reported in error and should have been reported as operating expenses. As such, the previously reported Loss from Continuing Operations is not presented. Net income (loss) included $2.4 million and $10.5 million gains on redemption of bonds (net of tax) in Second and Third Quarters 2001, respectively, and a $3.6 million charge to write-off convertible promissory note in Third Quarter 2001.


QuadraMed Corporation
Unaudited Quarterly Consolidated Financial Data (restated)

-------------------------------------------------------------------------------------------------------------
                                                                              Quarter
                                                     --------------------------------------------------------
(thousands of dollars, except per share amounts)       First      Second       Third      Fourth       Total
                                                       -----      ------       -----      ------       -----
2000
----
Net revenue (as reported)                            $ 30,760    $ 34,296    $ 26,479     $28,576     $120,111
Net effect of restatement adjustments (1)              15,491      10,715       1,006       2,410       29,622
                                                     --------    --------    --------     -------     --------
Net revenue (restated)                               $ 46,251    $ 45,011    $ 27,485     $30,986     $149,733
                                                     ========    ========    ========     =======     ========

Gross margin (as reported)                           $ 14,339     $18,483    $ 12,206     $16,727     $ 61,755
Net effect of restatement adjustments (1)               6,175       2,068        (115)      1,414        9,542
                                                     --------    --------    --------     -------     --------
Gross margin (restated)                              $ 20,514     $20,551    $ 12,091     $18,141     $ 71,297
                                                     ========    ========    ========     =======     ========

Net income (loss) (as reported) (2)                  $(25,529)   $ (4,085)   $(25,378)    $   156     $(54,836)
Net effect of restatement adjustments (1)               2,796       6,344       9,011          10       18,161
                                                     --------    --------    --------     -------     --------
Net loss (restated) (2)                              $(22,733)   $  2,259    $(16,367)    $   166     $(36,675)
                                                     ========    ========    ========     =======     ========
Earnings (loss) per common share
  Basic and diluted
    Net income (loss) (as reported)                  $  (1.00)   $  (0.16)   $  (0.99)    $  0.01     $  (2.14)
    Net effect of restatement adjustments (1)            0.11        0.25        0.35          --         0.71
                                                     --------    --------    --------     -------     --------
    Net loss (restated)                              $  (0.89)   $   0.09    $  (0.64)    $  0.01     $  (1.43)
                                                     --------    --------    --------     -------     --------

Weighted Average Shares Outstanding
  Basic                                                25,434      25,550      25,753      25,754       25,623
  Diluted                                              25,434      25,550      25,753      25,754       25,623

Stock Prices
  High                                               $  10.50    $   6.00    $   2.97     $  1.53     $  10.50
  Low                                                $   5.00    $   2.09    $   1.19     $  0.63     $   0.63

(1) See explanation of restatement in Note 2. of Notes to Consolidated Financial Statements.
(2) As reported in the explanation of restatement in Note 2 of Notes to Consolidated Financial Statements, discontinued operations were reported in error and should have been reported as operating expenses. As such, the previously reported Loss from Continuing Operations is not presented. Net income (loss) included restructuring and other operating charges for $12.1 million, $16.3 million and $13.6 million in First, Second and Third Quarters 2000, respectively.