Form 10-Q/A
period 2002-03-31
QUADRAMED CORP
filed 2003-08-15
CIK 1018833

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A

(Mark One)
[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

                FOR THE QUARTERLY PERIOD ENDED March 31, 2002

                                      Or

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities
    Exchange Act Of 1934

                FOR THE TRANSITION PERIOD FROM _____ TO _____

                       Commission File Number:  0-21031

                           QUADRAMED CORPORATION
          (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                              52-1992861
      (State or Other Jurisdiction of       (IRS Employer Identification No.)
       Incorporation or Organization)

12110 SUNSET HILLS ROAD, SUITE 600, RESTON, VIRGINIA     20190
    (Address of Principal Executive Offices)           (Zip Code)

                            (703) 709-2300
          (Registrant's Telephone Number, Including Area Code)




Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common
                                                            Stock, $0.01 Par
                                                            Value Per Share

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes __ No X

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.
Yes __ No X

      As of May 9, 2003, there were 27,139,342 shares of the Registrant's common stock outstanding, par value $0.01.


===============================================================================

                                Explanatory Note


     This amendment on Form 10-Q/A (the "Amended Report") amends Items 1, 2 and 3 of Part I and Item 1 of Part II of the Quarterly Report of QuadraMed Corporation ("QuadraMed", the "Company", "we" or "us") on Form 10-Q previously filed for the quarter ended March 31, 2002 (the "Prior Report"). Subsequent to the issuance of our financial statements on the Prior Report, we discovered accounting and financial reporting errors affecting such financial statements. Many of these errors related to revenue recognition, cost of revenue, life insurance, capitalized software development costs, reclassification of discontinued operations and non-recurring charges. We have determined that these errors require the restatement of certain of our previously reported financial statements. This amendment is filed in connection with the restatement of our financial statements as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999 in our Annual Report on Form 10-K/A for 2001. The circumstances necessitating the restatement and their effects on the quarters ended March 31, 2002 and 2001 are more fully described in note 1 of the Notes to Interim Condensed Consolidated Financial Statements.

     This Amended Report also includes certain additional disclosures required by the Staff of the Securities and Exchange Commission ("SEC"). We are also filing with this Form 10-Q/A, as Exhibits 32.1 and 32.2, the Certifications of Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

     Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatement. Statements used in this Amended Report containing the words (i) "now", "currently", "present", "to date", and words of similar import, and (ii) "knowledge", and words of similar import, are used to refer to conditions existing on the filing date of this Form 10-Q/A. We direct you to refer to the other reports we file with the Securities and Exchange Commission from time to time after the date of this report for more current information about us, including "Risk Factors that May Impact Future Operating Results."


                            QUADRAMED CORPORATION
                            REPORT ON FORM 10-Q/A
                    FOR THE QUARTER ENDED MARCH 31, 2002
                              TABLE OF CONTENTS


                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

          Interim Condensed Consolidated Balance Sheets as of
            March 31, 2002 and December 31, 2001..........................  2

          Interim Condensed Consolidated Statements of Operations for
            the three months ended March 31, 2002 and 2001................  3

          Interim Condensed Consolidated Statements of Cash Flows for
            the three months ended March 31, 2002 and 2001................  4

          Notes to Interim Condensed Consolidated Financial Statements....  5

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................... 14

Item 3. Quantitative and Qualitative Disclosures About Market Risk........ 32


                         PART II.  OTHER INFORMATION

Item 1. Legal Proceedings................................................. 33

Item 2. Submission of Matters to Vote of Securities Holders............... 33

Item 3. Other Matters..................................................... 33

Item 4. Exhibits and Reports on Form 8-K.................................. 33

Signatures................................................................ 34




                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

                            QUADRAMED CORPORATION
                INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                                (unaudited)


                                                        March 31,  December 31,
                            ASSETS                        2002         2001
                                                       (Restated)
                                                        --------     --------
Current assets
  Cash and cash equivalents                            $  30,463    $  29,799
  Short-term investments                                   2,413        2,414
  Accounts receivable, net of allowance for doubtful
    accounts of $4,200 and $4,239, respectively           36,562       33,165
  Unbilled receivables                                     4,473        3,825
  Notes and other receivables                                108          282
  Prepaid expenses and other current assets                8,105        7,285
                                                       ---------    ---------
    Total current assets                                  82,124       76,770
                                                       ---------    ---------
Restricted cash                                            4,459        4,356

Property and equipment, net of accumulated
  depreciation and amortization of $13,557 and
  $12,634 respectively                                     7,186        7,323
Capitalized software development costs, net of
  accumulated amortization of $5,958 and $6,511,
  respectively                                             6,433        6,214
Goodwill                                                  14,721       14,721
Other intangible assets, net of accumulated
  amortization of $11,297 and $10,784, respectively        8,121        8,634
Other long-term assets                                     6,838        7,115
                                                       ---------    ---------
    Total assets                                       $ 129,882    $ 125,133
                                                       =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                $   1,008    $     893
  Accrued payroll and related                              4,576        6,402
  Other accrued liabilities                                5,672        6,245
  Deferred revenue                                        36,978       30,721
                                                       ---------    ---------
    Total current liabilities                             48,234       44,261
                                                       ---------    ---------

Convertible subordinated debentures                       73,719       73,719
Other long-term liabilities                                3,089        2,932
                                                       ---------    ---------
    Total liabilities                                    125,042      120,912

Stockholders' equity
  Preferred stock, $0.01 par, 5,000 shares authorized,
    zero shares issued and outstanding                        --           --
  Common stock, $0.01 par, 50,000 shares authorized,
    26,929 and 26,493 shares issued and outstanding,
    respectively                                             269          265
  Additional paid-in-capital                             275,475      273,320
  Deferred compensation                                   (1,301)      (1,085)
  Accumulated other comprehensive loss                      (464)        (468)
  Accumulated deficit                                   (269,139)    (267,811)
                                                       ---------    ---------
    Total stockholders' equity                             4,840        4,221
                                                       ---------    ---------
    Total liabilities and stockholders' equity         $ 129,882    $ 125,133
                                                       =========    =========

    The accompanying notes are an integral part of these interim condensed consolidated financial statements.


                            QUADRAMED CORPORATION
          INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                   Three months ended March 31,
                                                   ----------------------------
                                                         2002         2001
                                                      (Restated)   (Restated)
                                                       --------     --------
Revenue
  Services                                          $  23,146       $  23,404
  Licenses                                              8,193           8,038
                                                    ---------       ---------
    Total revenue                                      31,339          31,442
                                                    ---------       ---------
Cost of revenue
  Cost of services                                     11,103          12,390
  Cost of licenses                                      2,134           1,507
                                                    ---------       ---------
    Total cost of revenue                              13,237          13,897
                                                    ---------       ---------
    Gross margin                                       18,102          17,545
                                                    ---------       ---------
Operating expenses
  General and administration                            9,055          10,414
  Sales and marketing                                   5,348           5,274
  Research and development                              3,568           3,722
  Amortization, impairment and other operating
    charges                                               512           1,556
    Total operating expenses                           18,483          20,966
                                                    ---------       ---------
Loss from operations                                     (381)         (3,421)
                                                    ---------       ---------
Other income (expense)
  Interest expense                                     (1,063)         (1,658)
  Interest income                                         204             574
  Other income (expense), net                             (88)           (243)
                                                    ---------       ---------
    Other income (expense)                               (947)         (1,327)
                                                    ---------       ---------
Loss before income taxes                               (1,328)         (4,748)

Provision for income taxes                                 --             (81)
                                                    ---------       ---------
Net loss                                            $  (1,328)      $  (4,829)
                                                    =========       =========

Loss per share
  Basic and diluted                                 $   (0.05)      $   (0.19)
                                                    =========       =========

Weighted average shares outstanding
  Basic and diluted                                    26,809          25,734
                                                    =========       =========


   The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                            QUADRAMED CORPORATION
           INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                   Three months ended March 31,
                                                   ----------------------------
                                                         2002         2001
                                                      (Restated)   (Restated)
                                                       --------     --------
Cash flows provided by operating activities            $    468     $  5,283
                                                       --------     --------
Cash flows from investing activities
  (Increase) decrease in restricted cash                   (103)         485
  Proceeds from sale of assets                               --           24
  Acquisitions of available-for-sale securities              --         (141)
  Proceeds from the sale of available-for-sale
    securities                                               --       10,417
  Payments for capitalized software development costs      (784)          --
  Purchases of property and equipment                      (707)        (563)
                                                       --------     --------
    Cash (used in) provided by investing activities      (1,594)      10,222
                                                       --------     --------
Cash flows from financing activities
  Proceeds from exercise of common stock options          1,810           --
  Repayments of debt                                        (20)          --
                                                       --------     --------
    Cash provided by financing activities                 1,790           --
                                                       --------     --------
Net increase in cash and cash equivalents                   664       15,505
Cash and cash equivalents, beginning of period           29,799       27,368
                                                       --------     --------
Cash and cash equivalents, end of period               $ 30,463     $ 42,873
                                                       ========     ========


   The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                            QUADRAMED CORPORATION
        NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2002


1.   NATURE OF OPERATIONS
     --------------------

     QuadraMed Corporation along with all significant business divisions and subsidiaries, (the "Company" or "QuadraMed") is dedicated to improving healthcare delivery by providing innovative healthcare information technology and services. From clinical to patient information management and revenue cycle to health information management, QuadraMed delivers real-world solutions that help healthcare professionals deliver outstanding patient care with optimum efficiency. QuadraMed was reincorporated in Delaware in 1996, having been originally incorporated in California in 1993. QuadraMed is managed in four distinct business segments which are as follows: Enterprise Division, Health Information Management Software Division, Health Information Management Services Division and Financial Services Division.

2.   BASIS OF PRESENTATION
     ---------------------
     Unaudited Interim Results
     -------------------------

     The condensed consolidated financial statements at March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The interim financial information is unaudited, but reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of QuadraMed's condensed consolidated financial position, operating results, and cash flows for the interim periods. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

     These condensed consolidated financial statements have been prepared in accordance with the instructions for a report on Form 10-Q as required by the SEC, and therefore, do not include all information and notes normally provided in annual financial statements. As a result, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in QuadraMed's annual report on Form 10-K/A for the fiscal year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the fiscal year ending December 31, 2002 or any other further periods.

     Reclassifications
     -----------------

     Adoption of EITF No. 01-14
     --------------------------

     Certain reclassifications have been made to the 2001 interim condensed consolidated financial statements to conform to the 2002 presentation. Specifically, the March 31, 2001, financial statements have been reclassified to comply with Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") No. 01-14, Income Statement Characterization of Reimbursements for 'Out-of-Pocket' Expenses Incurred. As such, QuadraMed has reclassified prior year amounts to include billable out-of-pocket reimbursable expenses in both license and services revenues and cost of licenses and services, respectively. The adoption of EITF No. 01-14 does not impact either income (loss) from operations or net income (loss) but does increase revenue and cost of revenue and reduces gross margin percentages as shown in the following tables:

                            QUADRAMED CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               March 31, 2002


                                                     Three months ended
                                                  March 31, 2001 (Restated)
                                             ---------------------------------
                                             Services     Licenses     Total
                                             --------     --------     -----
Revenue
  Restated revenue                           $  23,404   $   8,038   $  31,442
  Less impact of EITF No. 01-14                  1,014         219       1,233
                                             ---------   ---------   ---------
  Pro-forma revenue                          $  22,390   $   7,819   $  30,209
                                             =========   =========   =========

Cost of revenue
  Restated cost of revenue                   $  12,390   $   1,507   $  13,897
  Less impact of EITF No. 01-14                  1,014         219       1,233
                                             ---------   ---------   ---------
  Pro-forma cost of revenue                  $  11,376   $   1,288   $  12,664
                                             =========   =========   =========

Gross margin percentage
  Restated gross margin percentage                47.1%       81.3%       55.8%
  Impact of EITF No. 01-14                         2.1         2.2         2.3
                                             ---------   ---------   ---------
  Pro-forma gross margin percentage               49.2%       83.5%       58.1%
                                             =========   =========   =========


     Change In Classification Of Certain Service and License Revenues And
     --------------------------------------------------------------------
Related Costs
-------------

     In previously reported periods, the Company's license revenue and associated cost of license revenue included in the Statement of Operations consisted of fees for the licensing of the Company's software products, hardware, maintenance, hosted services, customer training and consulting services. In these Interim Condensed Consolidated Statements of Operations, license revenue and cost of license revenue for both 2002 and 2001 has been reclassified to include only fees and costs, respectively associated with the licensing of the Company's software products. The table below presents the impact of the reclassification of licenses and services for the three month period ended March 31, 2001 (in thousands):

                                               Three months ended
                                                    March 31,
                                         ------------------------------
                                              2001           2001
                                                         (Reclassified)
                                              ----        ------------
Revenue
  Services                                  $   11,147      $   23,404
  Licenses                                      20,295           8,038
                                            ----------      ----------
                                            $   31,442      $   31,442
                                            ==========      ==========

Cost of revenue
  Services                                  $    8,684      $   12,390
  Licenses                                       5,213           1,507
                                            ----------      ----------
                                            $   13,897      $   13,897
                                            ==========      ==========

                            QUADRAMED CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               March 31, 2002


     Restatement
     -----------

     In 2002, management of QuadraMed discovered accounting and reporting errors within its Quarterly Report on Form 10-Q as filed for the three months ended March 31, 2002 and its Annual Report on Form 10-K as filed for the years ended December 31, 2001, 2000, and 1999. These errors resulted in management determining that the reports for these years needed to be restated. In June 2003, QuadraMed amended and restated its Annual Report on Form 10-K/A including the years ended 2001, 2000 and 1999 and all respective quarters. The accompanying interim condensed consolidated financial statements for the three months ended March 31, 2002 and 2001 reflect the restated amounts. The previously filed Quarterly Report on Form 10-Q for the three months ended March 31, 2002 and 2001 contained accounting and reporting errors which resulted in, among other things, an overstatement of revenue and an overstatement of net income (understatement of net loss). These errors pertained to the following:

   o Improper reporting of a divested operation as a discontinued operation;

   o Improper revenue recognition;

   o Related cost of revenue from revenue recognition changes;

   o Improper accounting for life insurance plans; and

   o Various other miscellaneous items which were recorded or classified incorrectly or whose correction required a corresponding correction in a related account (i.e., deferral of costs to match revenue deferrals).

     The tables below summarize the effects of the restatement as of and for the quarters ended March 31, 2002 and 2001. As reported amounts include reclassifications to reflect current period presentation.

     Interim Condensed Consolidated Statement of Operations Data (in thousands, except per share amounts):

                                        Three months ended March 31,
                              ------------------------------------------------
                                  2002        2002         2001        2001
                             (As Reported) (Restated) (As Reported) (Restated)
                              -----------   --------   -----------   --------
Revenue (1)                   $  33,159     $  31,339   $  31,166    $  31,442
Gross margin (1)              $  21,156     $  18,102   $  19,692    $  17,545
Income (loss) from operations $   1,151     $    (381)  $  (2,122)   $  (3,421)
Net income (loss)             $     291     $  (1,328)  $  (2,932)   $  (4,829)
Basic net income (loss) per
  share                       $    0.01     $   (0.05)  $   (0.11)   $   (0.19)
Diluted net income (loss)
  per share                   $    0.01     $   (0.05)  $   (0.11)   $   (0.19)
Comprehensive income (loss)   $     258     $  (1,325)  $  (2,985)   $  (4,749)

(1) Restated revenue and gross margin for the three months ended March 31, 2001 includes $2.9 million in revenue and $811,000 in cost of revenues, from a product line that was sold and previously reported as discontinued operations.

                                       7

                            QUADRAMED CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               March 31, 2002


Interim Condensed Consolidated Balance Sheet Data (in thousands):


                                                         As of March 31,
                                                 ------------------------------
                                                       2002            2002
                                                  (As Reported)     (Restated)
                                                   -----------       --------
      Total current assets                          $  86,345        $  82,124
      Total assets                                  $ 135,945        $ 129,882
      Deferred revenue                              $  24,594        $  36,978
      Total current liabilities                     $  36,714        $  48,234
      Total liabilities                             $ 113,580        $ 125,042
      Total stockholders' equity                    $  22,365        $   4,840
      Total liabilities and stockholders' equity    $ 135,945        $ 129,882


3.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

     In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. The statement
                  -------------------------------------------
addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002. QuadraMed expects that implementation of the new standard will not have a significant impact on its financial condition, results of operations, and cash flows.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements
                                                  -----------------------------
Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
---------------------------------------------------------------------
Corrections.  This statement updates and clarifies existing pronouncements
-----------
relating to the classification and reporting of gains and losses from the extinguishment of debt, the treatment of sale-leaseback transactions and also makes technical corrections to existing pronouncements. The provisions of SFAS No. 145 are required to be applied starting with fiscal years beginning after May 15, 2002. QuadraMed anticipates that implementation of this new standard will not have a significant impact on its financial condition, results of operations and cash flows.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs
                                                 --------------------
Associated with Exit or Disposal Activities, effective for exit or disposal
-------------------------------------------
activities initiated after December 31, 2002. Under SFAS 146 a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. SFAS 146 also requires that the liability be measured and recorded at fair value. Accordingly, the adoption of this standard may affect the timing of recognizing future restructuring costs as well as the amounts recognized. QuadraMed will adopt the provisions of SFAS 146 prospectively for all restructuring activities initiated after December 31, 2002.

     In November 2002, the FASB reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The guidance
--------------------------------------------------------------
in EITF 00-21 is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company is evaluating the effect of this issue on its financial statements.

                            QUADRAMED CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               March 31, 2002


     In November 2002, the FASB issued FIN 45, Guarantor's Accounting and
                                               --------------------------
Disclosure Requirements for Guarantees, including indirect Guarantees of
------------------------------------------------------------------------
Indebtedness of Others. FIN 45 requires that QuadraMed recognizes the fair
----------------------
value for guarantee and indemnification arrangements issued or modified by QuadraMed after December 31, 2002, if these arrangements are within the scope of the interpretation. In addition, QuadraMed must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If QuadraMed determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the software licenses granted by QuadraMed contain provisions that indemnify licensees of QuadraMed's software from damages and costs resulting from claims alleging that QuadraMed's software infringes the intellectual property rights of a third party. QuadraMed has historically received only a limited number of requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions. Accordingly, QuadraMed has not recorded a liability related to these indemnification provisions. QuadraMed will be required to implement the provisions of FIN 45 as of January 1, 2003 and does not believe that FIN 45 will have a material impact on its financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based
                                                     --------------------------
Compensation - Transition and Disclosure, effective for fiscal years ending
----------------------------------------
after December 15, 2002. SFAS 148 amends SFAS 123, to provide alternative methods of transition to the voluntary fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require that disclosure of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed in tabular format within a Company's summary of significant accounting policies. The disclosure provisions of SFAS 148 are effective for fiscal years ending after December 5, 2002 and have been incorporated into these financial statements and accompanying footnotes.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS
     ------------------------------------

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible
                                                 -----------------------------
Assets, effective for fiscal years beginning after December 15, 2001. Under
------
SFAS 142, goodwill and intangible assets deemed to have indefinite lives are to be separately disclosed on the balance sheet, and no longer amortized but subject to annual impairment tests. With the adoption of SFAS 142, QuadraMed ceased amortization of goodwill as of January 1, 2002. Prior to this point, goodwill was amortized using the straight-line method over its estimated useful life.

     SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (i.e., business segments) upon adoption and at least annually thereafter using a two-step impairment analysis. In accordance with SFAS 142, QuadraMed performed the first of the required two-step impairment tests of goodwill and indefinite-lived assets as of January 1, 2002. In performing the first step of this analysis, QuadraMed first assigned its assets and liabilities, including existing goodwill and other intangible assets, to its identified reporting units to determine their carrying value. For this purpose, QuadraMed's reporting units equated to its five business segments then in place. QuadraMed's reporting units equate to its business segments since this is the lowest level of QuadraMed at which operating plans are prepared and operating profitability is measured for assessing management performance. See note 7 for more information regarding QuadraMed's business segments. Based on an analysis by an independent third party appraiser, QuadraMed then estimated the fair value of each reporting unit with significant goodwill utilizing various valuation techniques including the Income Approach and the Market Approach. The Income Approach provides an estimation of the fair value of a reporting unit based on the discounted cash flows derived from the reporting unit's estimated remaining life plus the present value of any residual value. The Market Approach indicates the fair value of a reporting unit based upon a comparison to publicly-traded companies in similar lines of business. Step one of this analysis was then completed by comparing the carrying value of each the-analyzed reporting units to its fair value. This comparison resulted in the fair values of the analyzed reporting units exceeding the carrying values of the net assets. In addition, the independent third party appraiser performed a cursory review of the three unappraised reporting units utilizing the Income Approach to estimate the total market value for QuadraMed Corporation as a whole. The result was an estimated value for the Company that was less than the market capitalization as of January 1, 2002. Accordingly, no indicators of impairment existed. As a result, QuadraMed did not perform step two as described by SFAS 142.

                            QUADRAMED CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               March 31, 2002

     The following schedule shows the Company's reported net loss for the period prior to the adoption of SFAS No. 142 as adjusted to add back goodwill amortization as if SFAS No. 142 had been adopted during this period (in thousands, except for per share data):


                                                   Three months ended March 31,
                                                   ----------------------------
                                                         2002         2001
                                                      (Restated)   (Restated)
                                                       --------     --------
     Net loss                                          $ (1,328)    $ (4,829)
     Add back: Goodwill amortization                         --          964
                                                       --------     --------
     Pro-forma net loss                                $ (1,328)    $ (3,865)
                                                       ========     ========

     Basic and diluted loss per share:
     Loss per share                                    $  (0.05)    $  (0.19)
     Goodwill amortization                                   --         0.04
                                                       --------     --------
     Pro-forma loss per share                          $  (0.05)    $  (0.15)
                                                       ========     ========


     Except for capitalized software development costs, other intangible assets are amortized on a straight-line basis over a period of five to ten years. Capitalized software development costs are amortized on a straight-line basis generally over a period of five years. These assets are reviewed annually for impairment and written down to net realizable value, if necessary, in accordance with SFAS No. 144, Impairment of Long-Lived Assets.

     Amortization of intangible assets for the three months ended March 31, 2002 and 2001 was $1.0 million and $2.1 million (including goodwill amortization of $964,000), respectively. There were no impairment charges recorded during the three months ended March 31, 2002 and 2001.

5.   NET LOSS PER SHARE
     ------------------

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period less restricted shares of common stock. Diluted net loss per share is computed by dividing income by the sum of the weighted average number of common shares, as adjusted for restricted shares, and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and convertible subordinated debentures (using the as-converted method). Common equivalent shares are excluded from the diluted computation only if their effect is anti-dilutive. As QuadraMed recorded net losses for each of the three-month periods ended March 31, 2002 and 2001, no common equivalent shares were included in the net loss per share calculation because they were anti-dilutive.

6.   COMPREHENSIVE LOSS
     ------------------

     The components of comprehensive loss for the three months ended March 31, 2002 and 2001 are as follows (in thousands):



                                                   Three months ended March 31,
                                                   ----------------------------
                                                         2002         2001
                                                      (Restated)   (Restated)
                                                       --------     --------
     Net loss                                          $ (1,328)    $ (4,829)
     Unrealized gain (loss) on available-for-sale
       securities, net of taxes                             (48)          23
     Amortization of unrecognized pension costs,
       net of taxes                                          51           57
                                                       --------     --------
     Comprehensive loss                                $ (1,325)    $ (4,749)
                                                       ========     ========


                            QUADRAMED CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               March 31, 2002


7.   SEGMENT REPORTING
     -----------------

     QuadraMed aligns its operations into four business segments for management reporting purposes. These segments are based on product functionality and shared target markets. This alignment allows management to more accurately measure financial performance by product/division and to establish greater management accountability. QuadraMed's business segments are (i) the Enterprise Division, (ii) the Health Information Management Software Division,
(iii) the Health Information Management Services Division, and (iv) the Financial Services Division. QuadraMed reports the Enterprise Division, the Health Information Management Software Division, the Health Information Management Services Division, and the Financial Services Division as reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an
                                          --------------------------------
Enterprise and Related Information. The accounting policies of the operating
----------------------------------
segments are the same as those described in the summary of significant accounting policies described in the Notes to the Financial Statements contained in QuadraMed's 2001 Restated and Amended Annual Report on Form 10-K/A. The financial results for these operating segments for prior periods have been reclassified on an estimated basis to conform to the current period presentation.

     Results of operations for these business segments are provided to QuadraMed's Chief Operating Decision Maker (CODM), who is the Chairman of the Board and Chief Executive Officer.

     Summary financial data by business segment as reported to the CODM in presented below for the three months ended March 31, 2002 and 2001 (in thousands):


                                Three months ended March 31, 2002
                                           (Restated)
                  -------------------------------------------------------------
                                  HIM      HIM    Financial        Consolidated
   Description       Enterprise Software Services Services Other (1)   Total
-----------------    ---------- -------- -------- -------- ---------   -----
Total revenues        $15,714   $ 7,213  $ 4,159   $ 3,340  $   913   $ 31,339

Gross margin(2)       $10,225   $ 4,833  $   782   $ 2,048  $   214   $ 18,102

Interest income
 (expense), net       $  (221)  $  (224) $   (62)  $   (38) $  (314)  $   (859)

Segment assets        $33,052   $33,902  $ 9,394   $ 5,690  $47,844   $129,882

Total depreciation
 and amortization(3)  $   308   $   807  $    33   $   121  $   882   $  2,151

(1) Other includes specialty products, non-allocated expenses for bad debt, legal costs, restructuring charges and divested product lines.

(2) Gross margin represents segment results before interest, amortization of intangibles, taxes, and corporate overhead allocations.

(3) Total depreciation and amortization is comprised of equipment depreciation and capitalized software amortization reflected in gross margin, debt-offering costs as reflected in interest expense, and amortization of other intangibles, excluding capitalized software development costs, which are reflected separately in the above schedule.

                            QUADRAMED CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               March 31, 2002



                              Three months ended March 31, 2001 (4)
                                           (Restated)
                  -------------------------------------------------------------
                                  HIM      HIM    Financial        Consolidated
   Description       Enterprise Software Services Services Other (1)   Total
-----------------    ---------- -------- -------- -------- ---------   -----
Total revenues        $14,122   $ 4,864  $  5,521  $ 3,001  $ 3,934    $31,442

Gross margin (2)      $ 8,177   $ 3,231  $  1,673  $ 1,924  $ 2,540    $17,545

Interest income
 (expense), net       $  (200)  $  (252) $    (86) $   (49) $  (497)   $(1,084)

Segment assets        $28,472   $35,874  $ 12,279  $ 7,033  $70,494    $154,152

Total depreciation
 and amortization (3) $   660   $ 1,506  $    354  $   184  $   458    $  3,162
----------------------------

(1) Other includes specialty products, non-allocated expenses for bad debt, legal costs, restructuring charges and divested product lines.

(2) Gross margin represents segment results before interest, taxes, and corporate overhead allocations.

(3) Total depreciation and amortization is comprised of equipment depreciation and capitalized software amortization reflected in gross margin, and goodwill and amortization of other intangibles, excluding capitalized software development costs, which are reflected separately in the above schedule.

(4) March 31, 2001 results have been reclassified to be consistent with current period business segment presentation.


8.   MAJOR CUSTOMERS
     ---------------

     In the three months ended March 31, 2002 and 2001, no single customer accounted for more than 10% of total revenues however, in the three months ended March 31, 2002, sales to the U. S. government accounted for 15.5% of HIM Software Division revenues.

9.   SUBSEQUENT EVENTS
     -----------------

     In October 2002, a series of securities law class action complaints were filed in the United States District Court, California Northern District, against QuadraMed and certain of its officers and directors. The plaintiffs in these actions allege, among other things, violations of the Securities Exchange Act of 1934 due to issuing a series of allegedly false and misleading statements concerning its business and financial condition between May 11, 2000 and August 11, 2002. The complaints seek unspecified monetary damages and other relief. These matters are at an early stage. No responses to the complaints have yet been filed, and no discovery has taken place. QuadraMed intends to defend itself vigorously against these allegations. On December 31, 2002, the Court entered an order consolidating all related securities class actions against the Company.

     On December 31, 2002, QuadraMed announced the closing of the sale of its HIM Services Division to Precyse Solutions, LLC. QuadraMed received $14 million in cash (of which $1.5 million is to be held in escrow for 18 months) and a $300,000 promissory note with a two-year term. As a result of the sale, QuadraMed recorded a fourth quarter 2002 after-tax gain of $8.8 million.

     On February 28, 2003, QuadraMed reported that the SEC has issued a formal non-public order of investigation concerning QuadraMed's accounting and financial reporting practices for the period beginning January 1, 1998. QuadraMed intends to continue to cooperate with the SEC and has complied with the SEC's requests for information. QuadraMed cannot predict when the SEC will conclude its inquiry, or the outcome and impact thereof.

    On March 4, 2003, QuadraMed's common stock was delisted from the Nasdaq National Market. The delisting constitutes a "Repurchase Event" under the provisions of the QuadraMed's Convertible Subordinated Debentures. Upon such

                            QUADRAMED CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               March 31, 2002


an event, the Subordinated Indenture grants to each debenture holder the right, at the holder's option, to require QuadraMed to repurchase all or any of the holder's debentures. On April 16, 2003, QuadraMed announced that it had executed an agreement with certain of its bondholders to refinance its outstanding 5.25% Convertible Subordinated Debentures due 2005 (the "2005 Debt"). On April 17, 2003, under the terms of the refinance agreement, QuadraMed issued $71.0 million of its Senior Secured Notes due 2008 (the "2008 Debt"). The proceeds from the issuance of the 2008 Debt were used to repurchase $61.8 million (plus $1.5 million in accrued interest) of the 2005 Debt which became subject to repurchase by QuadraMed as a result of its delisting from the Nasdaq National Market on March 4, 2003. Accordingly, the net proceeds to QuadraMed as a result of the issuance of the 2008 Debt less the costs (including fees) associated with the repurchase of the 2005 Debt was $7.6 million, with $11.9 million of the 2005 Debt remaining outstanding. Additionally, the repurchase right on the 2005 Debt remaining outstanding expired on April 17, 2003. The 2008 Debt bears interest at an initial rate of 10% which will be reduced to 9% upon the relisting of QuadraMed's common stock on the Nasdaq, including Nasdaq SmallCap or U.S. National Market and is secured by certain intellectual property of QuadraMed. As part of the transaction, QuadraMed also issued 11,303,842 detachable warrants with the 2008 Debt. The warrants have a term of five years, have an exercise price of $0.01 per share and are subject to certain anti-dilution provisions including dilution from the issuance of shares in settlement of existing litigation. The 2008 Debt contains certain events of default. These events include: failure to timely repay principal or interest owed on the debentures, default under any other borrowing, and bankruptcy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Cautionary Statement on Risks Associated With Forward-Looking Statements
     ------------------------------------------------------------------------

     You should read the following discussion in conjunction with our Interim Condensed Consolidated Financial Statements and related Notes. This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The words "believe", "expect", "anticipate", "predict", "intend", "plan", "estimate", "may", "will", "should", "could", and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement. You should not place undue reliance on these forward-looking statement. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Report, and in other documents we file with the SEC from time to time.

Restatement
-----------

     In 2002, we discovered accounting and reporting errors within our Quarterly Report on Form 10-Q as filed for the three months ended March 31, 2002 and our Annual Report on Form 10-K as filed for the years ended December 31, 2001, 2000, and 1999. These errors resulted in us determining that the reports for these years needed to be restated. In June 2003, we amended and restated our Annual Report on Form 10-K/A including the years ended 2001, 2000 and 1999 and all respective quarters. The accompanying interim condensed consolidated financial statements for the three months ended March 31, 2002 and 2001 reflect the restated amounts. The previously filed Quarterly Report on Form 10-Q for the three months ended March 31, 2002 and 2001 contained accounting and reporting errors which resulted in, among other things, an overstatement of revenue and an overstatement of net income (understatement of net loss). These errors pertained to the following:

   o Improper reporting of a divested operation as a discontinued operation;

   o Improper revenue recognition;

   o Related cost of revenue from revenue recognition changes;

   o Improper accounting for life insurance plans; and

   o Various other miscellaneous items which were recorded or classified incorrectly or whose correction required a corresponding correction in a related account (i.e., deferral of costs to match revenue deferrals).

     The tables below summarize the effects of the restatement as of and for the quarters ended March 31, 2002 and 2001. As reported amounts include reclassifications to reflect current period presentation.

     Interim Condensed Consolidated Statement of Operations Data (in thousands, except per share amounts):


                                        Three months ended March 31,
                              ------------------------------------------------
                                  2002        2002         2001        2001
                             (As Reported) (Restated) (As Reported) (Restated)
                              -----------   --------   -----------   --------
Revenue (1)                   $  33,159     $  31,339   $  31,166    $  31,442
Gross margin (1)              $  21,156     $  18,102   $  19,692    $  17,545
Income (loss) from operations $   1,151     $    (381)  $  (2,122)   $  (3,421)
Net income (loss)             $     291     $  (1,328)  $  (2,932)   $  (4,829)
Basic net income (loss)
  per share                   $    0.01     $   (0.05)  $   (0.11)   $   (0.19)
Diluted net income (loss)
  per share                   $    0.01     $   (0.05)  $   (0.11)   $   (0.19)
Comprehensive income (loss)   $     258     $  (1,325)  $  (2,985)   $  (4,749)

(1) Restated amounts for the three months ended March 31, 2001 includes $2.9 million and $811,000 in revenue and cost of revenue, respectively, from a product line that was sold and previously reported as discontinued operations.


     Interim Condensed Consolidated Balance Sheet Data (in thousands):

                                                         As of March 31,
                                                 ------------------------------
                                                       2002            2002
                                                  (As Reported)     (Restated)
                                                   -----------       --------
      Total current assets                          $  86,345        $  82,124
      Total assets                                  $ 135,945        $ 129,882
      Deferred revenue                              $  24,594        $  36,978
      Total current liabilities                     $  36,714        $  48,234
      Total liabilities                             $ 113,580        $ 125,042
      Total stockholders' equity                    $  22,365        $   4,840
      Total liabilities and stockholders' equity    $ 135,945        $ 129,882


Significant Accounting Policies and Estimates
------------------------------------------

     Our significant accounting policies have a considerable impact on Management's Discussion and Analysis.

     Principles of Consolidation
     ---------------------------

     These consolidated financial statements, which include our accounts and all our significant business divisions and subsidiaries, have been prepared in conformity with (i) GAAP; and (ii) the rules and regulations of the SEC. All significant intercompany accounts and transactions between us and our subsidiaries are eliminated in consolidation

     Use of Estimates
     ----------------

     We make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, contingent assets and liabilities, revenues, and expenses. Significant estimates and assumptions have been made regarding revenue recognition, the allowance for doubtful account, investments, capitalized software, income taxes, restructuring, pensions and other benefits, and contingencies and litigation and intangibles, primarily goodwill and customer lists, resulting from our purchase business combinations. We base our estimates, assumptions, and judgments on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Uncertainties inherent in these estimates include projections of future operating results and the discount rates used to determine the net present values of these future results and useful lives of the acquired assets as well as technological advances. In addition, for our fixed-price contracts, we make significant estimates within percentage-of-completion accounting, including estimating total costs to be incurred as calculated on a labor hour basis. We periodically review and test our estimates, specifically those related to the valuations of intangibles including acquired software, goodwill, customer lists, trademarks and other intangibles, and capitalized software. Actual results may differ materially from these estimates.

     Revenue Recognition
     -------------------

     Our revenue in the ordinary course of business is principally generated from two sources: (i) licensing arrangements and (ii) services.

     Our license revenue consists of fees for licenses of our software and hosted services. Cost of license revenue primarily includes product, delivery and royalty costs and facilities costs. Our services revenue consists of maintenance, customer training and consulting services and fees for providing management services such as accounts receivable and payment collection outsourcing, specialized staffing, analytical services and seminars. Cost of services consists primarily of salaries, benefits, and allocated costs related to providing such services, labor costs for engineers performing implementation services and technical support and training personnel.

     We license our products through our direct sales force. Our license agreements for such products do not provide for a right of return, and historically product returns have not been significant.

     We recognize revenue on our software products in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9,
                          ----------------------------
Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain
                          -----------------------------------------------------
Transactions; SOP 81-1, Accounting for Performance of Construction-Type and
------------            ---------------------------------------------------
Certain Production-Type Contracts; and Staff Accounting Bulletin ("SAB") 101,
---------------------------------
Revenue Recognition in Financial Statements.
-------------------------------------------

     We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations by us with regard to implementation remain; the fee is fixed and determinable; and, collectibility is probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. We consider all arrangements with payment terms extending beyond 180 days to be not fixed and determinable, and revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

     SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance, support and professional services, based on the relative fair values of the elements specific to us. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence ("VSOE"). We limit our its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

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

     Certain of our perpetual and time-based licenses include unspecified additional products and/or payment terms that extend beyond 12 months. We recognize revenue from perpetual and time-based licenses that include unspecified additional software products ratably over the term of the arrangement.

     Contract accounting is utilized for services revenues from fixed-price contracts and those requiring significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with SOP 81-1, whereby the arrangement fee is recognized, generally using the percentage-of-completion method measured on labor input costs. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and judgment related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in its consolidated financial statements. A number of internal and external factors can affect its estimates, including labor rates, utilization, changes to specification and testing requirements and collectibility of unbilled receivables.

     Service revenues from software maintenance and support are recognized ratably over the maintenance term, which in most cases is one year. Service revenues from training, consulting and other service elements are recognized as the services are performed.

     Service revenues from providing management services such as accounts receivable and payment collection outsourcing are recognized in accordance with SAB 101. When all criteria for revenue recognition, as noted above, have been met, revenue is recognized upon invoicing. If collectibility is not considered probable, revenue is recognized when the fee is collected.

     Accounts Receivable and Allowance for Doubtful Accounts
     -------------------------------------------------------

     Accounts receivable consist primarily of amounts due us from our normal business activities. We maintain an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within our portfolio. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances might be required.

     Intangible Assets
     -----------------

     Goodwill.  In June 2001, the FASB issued Accounting SFAS No. 142, Goodwill
     --------
and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are to be separately disclosed on the balance sheet, and no longer amortized but subject to annual impairment tests. With the adoption of SFAS 142, we ceased amortization of goodwill as of January 1, 2002. Prior to this point, goodwill was amortized using the straight-line method over its estimated useful life.

     SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (i.e., business segments) upon adoption and at least annually thereafter using a two-step impairment analysis. In accordance with SFAS 142, we performed the first of the required two-step impairment tests of goodwill and indefinite-lived assets as of January 1, 2002. In performing the first step of this analysis, we first assigned our assets and liabilities, including existing goodwill and other intangible assets, to our identified reporting units to determine their carrying value. For this purpose, our reporting units equated to our five business segments then in place. Our reporting units equate to our business segments since this is the lowest level of QuadraMed at which operating plans are prepared and operating profitability is measured for assessing management performance. See note 18 for more information regarding our business segments. Based on an analysis by an independent third party appraiser, we then estimated the fair value of each reporting unit with significant goodwill utilizing various valuation techniques including the Income Approach and the Market Approach. The Income Approach provides an estimation of the fair value of a reporting unit based on the discounted cash flows derived from the reporting unit's estimated remaining life plus the present value of any residual value. The Market Approach indicates the fair value of a reporting unit based upon a comparison to publicly-traded companies in similar lines of business. Step one of this analysis was then completed by comparing the carrying value of each the-analyzed reporting units to its fair value. This comparison resulted in the fair values of the analyzed reporting units exceeding the carrying values of the net assets. In addition, the independent third party appraiser performed a cursory review of the three unappraised reporting units utilizing the Income Approach to estimate the total market value for QuadraMed Corporation as a whole. The result was an estimated value for the Company that was less than the market capitalization as of January 1, 2002. Accordingly, no indicators of impairment existed. As a result, we did not perform step two as described by SFAS 142.

     Capitalized Software.  Software development costs are capitalized upon the
     --------------------
establishment of technological feasibility. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise
------------------------------------------------------------------------------
Marketed, we establish technological feasibility upon completion of a detailed
--------
program design determined on a project-by-project basis, which substantiates that the computer software product can be produced in accordance with its design specifications. Software development costs are capitalized based upon an assessment of their recoverability. This assessment requires considerable judgment by management with respect to various factors, including, but not limited to, anticipated future gross margins, estimated economic lives, and changes in software and hardware technology. Amortization is based on the greater of the ratio that current revenues bear to total and anticipated future revenues for the applicable product, or the straight-line method over the remaining estimated economic life of the product, generally five years, and is charged to cost of licenses.

     Other Intangible Assets.  Other intangible assets primarily relate to
     -----------------------
acquired software, trademarks and customer lists acquired in our purchase business combinations. On January 1, 2002, we adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which generally requires impairment losses to be recorded on long-lived assets (excluding goodwill) used in operations, such as property, equipment and improvements, and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The provisions of this statement did not have a significant impact on our financial condition or operating results.


Recent Accounting Pronouncements
--------------------------------

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

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements
                                                  -----------------------------
Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
---------------------------------------------------------------------
Corrections.  This statement updates and clarifies existing pronouncements
-----------
relating to the classification and reporting of gains and losses from the extinguishment of debt, the treatment of sale-leaseback transactions and also makes technical corrections to existing pronouncements. The provisions of SFAS No. 145 are required to be applied starting with fiscal years beginning after May 15, 2002. We anticipate that implementation of this new standard will not have a significant impact on our financial condition, results of operations and cash flows.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs
                                                 --------------------
Associated with Exit or Disposal Activities, effective for exit or disposal
-------------------------------------------
activities initiated after December 31, 2002. Under SFAS 146 a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. SFAS 146 also requires that the liability be measured and recorded at fair value. Accordingly, the adoption of this standard may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We will adopt the provisions of SFAS 146 prospectively for all restructuring activities initiated after December 31, 2002.

     In November 2002, the FASB reached a consensus on Emerging Issues Task Force ("EITF") No. 00-21, Accounting for Revenue Arrangements with Multiple
                          -------------------------------------------------
Deliverables.  The guidance in EITF 00-21 is effective for revenue arrangements
------------
entered into in fiscal years beginning after June 15, 2003. This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. This issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We are evaluating the effect implementation of this new guidance will have on our financial condition, results of operations and cash flows.

     In November 2002, the FASB issued FIN 45, Guarantor's Accounting and
                                               --------------------------
Disclosure Requirements for Guarantees, including indirect Guarantees of
------------------------------------------------------------------------
Indebtedness of Others. FIN 45 requires that we recognize the fair value for
----------------------
guarantee and indemnification arrangements issued or modified by us after December 31, 2002, if these arrangements are within the scope of the interpretation. In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the software licenses granted by us contain provisions that indemnify licensees of our software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. We have historically received only a limited number of requests for indemnification under these provisions and have not been required to make material payments pursuant to these provisions. Accordingly, we have not recorded a liability related to these indemnification provisions. We will be required to implement the provisions of FIN 45 as of January 1, 2003 and do not believe that FIN 45 will have a material impact on our financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based
                                                     --------------------------
Compensation - Transition and Disclosure, effective for fiscal years ending
----------------------------------------
after December 15, 2002. SFAS 148 amends SFAS 123, to provide alternative methods of transition to the voluntary fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require that disclosure of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed in tabular format within a Company's summary of significant accounting policies. We have not yet adopted SFAS 148 and accordingly, the accompanying financial statements reflect the required disclosures of SFAS 123.

Results of Operations
---------------------

     Revenue
     -------

     Revenue for the three months ended March 31, 2002 was $31.3 million, a decrease of $103,000 or less than 1% from $31.4 million in the corresponding period of 2001. Excluding the EZ-CAP revenues of $2.6 million in First Quarter 2001, there was growth of $2.5 million or 8.7%.

     Services.  Service revenue consists of consulting, maintenance,
     --------
installation, hardware, reimbursable expenses and other service revenue. Service revenue was $23.1 million in the three months ended March 31, 2002, a small decrease of $258,000, or 1.1% from $23.4 million for the corresponding period of 2001. The decrease was primarily due to a decrease in services associated with the sale of the EZ-CAP Division in August 2001.

     Licenses.  License revenue consists of license and third-party software
     --------
sales. License revenue in the three months ended March 31, 2002 was $8.2 million, an increase of $155,000 or 1.9% from $8.0 million in the corresponding period of 2001.

     Cost of Revenue
     ---------------

     Cost of Services.  Cost of services consists of salaries and related
     ----------------
expenses associated with services performed for customer support and consulting services as well as third-party hardware costs. Cost of services for the quarter ended March 31, 2002 of $11.1 million was $1.3 million, or 10.4%, less than the $12.4 million in the corresponding period of 2001. The gross margin earned on services revenue in 2002 increased however to 52.0%, compared to 47.1% in the same quarter of 2001.

     Cost of Licenses.  Cost of licenses consists of third party royalties,
     ----------------
amortization of capitalized software and documentation and production costs of our software. Cost of licenses in the three months ended March 31, 2002 was $2.1 million, a 74.0% gross margin on licenses, compared to $1.5 million and 81.3% gross margin on licenses, for the same period of 2001. The quarter ended March 31, 2001 included revenue and associated expenses from the EZ-CAP product line.

     Operating Expenses
     ------------------

     General and Administration.  General and administration expense consists
     --------------------------
of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administration expense was $9.1 million in the first quarter of 2002, a decrease of $1.3 million compared to $10.4 million in the corresponding period of 2001. As a percentage of revenue, general and administration expense decreased 4.2 percentage points to 28.9% in the first quarter of 2002, compared to 33.1% in the prior period. The decrease in general and administration expense was principally the result of lower salary and related expenses resulting from a lower average staffing level and reduced professional, legal and contract services fees. The 2001 figure also includes $491,000 of costs related to EZ-CAP.

     Sales and Marketing.  Sales and marketing expense includes costs
     -------------------
associated with our sales and marketing personnel and product marketing personnel and consists primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses. Sales and marketing expense increased $74,000 in the first quarter of 2002 to $5.3 million, compared to the same period of 2001 that includes $242,000 for EZ-CAP. As a percentage of revenue, sales and marketing expenses increased to 17.1% in the first quarter of 2002 from 16.8% in the same period of 2001 due principally to an increase in the sales activity in anticipation of increased revenue.

     Research and Development.  Research and development expense includes costs
     ------------------------
associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes compensation and benefits expense. Research and development costs in the three months ended March 31, 2002 were $3.6 million, compared to $3.7 million in the same period in 2001. As a percentage of revenue, research and development costs were 11.4% in the first quarter of 2002 compared to 11.8% in the corresponding period of 2001. While research and development costs decreased, the level of research and development investments actually increased with the funding of development for our Affinity Clinical and Quantim products. During the first three months of 2002, we capitalized $700,000 in software development costs on products qualifying for capitalization under the definition of technological feasibility compared to none in the same period of 2001.

     Amortization, impairment and other operating charges.  Amortization,
     ----------------------------------------------------
impairment and other operating charges declined to $512,000 in the first quarter of 2002 from $1.6 million in the same period of 2001. The decrease primarily reflects our January 1, 2002 adoption of SFAS 142, which eliminates the amortization of goodwill but requires annual impairment testing. As a result, after December 31, 2001, we no longer amortize goodwill but continue to amortize other intangible assets. The first three months of 2001 included $964,000 of goodwill amortization. We recorded no impairment of goodwill in either of the quarterly periods ended March 31, 2002 and 2001.

     Other Income (Expense)
     ---------------------

     Interest Expense, Net of interest income, was $859,000 and $1.1 million in
     ---------------------
the three-month periods ended March 31, 2002 and 2001, respectively. The decline in interest expense principally resulted from the redemption of $41.3 million of our convertible subordinated debentures in 2001, partially offset by lower interest income.

     Income Taxes
     ------------

     Provision for Income Taxes.  There was no provision for income taxes for
     --------------------------
the three-month period ended March 31, 2002 compared to $81,000 provided for the three months ended March 31, 2001, which resulted from state and alternative minimum tax liabilities on certain of our legal entities. For financial reporting purposes, a 100% valuation allowance has been recorded against our deferred tax assets under SFAS No. 109.

Liquidity And Capital Resources
-------------------------------

     The following section discusses the effects of changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

     Balance Sheet and Cash Flows
     ----------------------------
     Cash and cash equivalents were $30.5 million as of March 31, 2002 and $29.8 million as of December 31, 2001, an increase of $664,000 or 2.2% during the period. Cash flows provided by operating activities were $468,000 for the three months ended March 31, 2002. These amounts primarily resulted from a net loss of $1.3 million for the three months ended March 31, 2002, offset by $2.5 million in non-cash charges, and a net increase of $717,000 in working capital (excluding the change in cash and cash equivalents). Cash outflows for investing activities of $1.6 million primarily reflected $784,000 and $707,000 of capitalized software and fixed asset expenditures. In addition, we issued $1.8 million in common stock as a result of option exercises.

     We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections, and the timing of other payments. In addition, cash used in investing activities may fluctuate due to the capitalization of our software development efforts and costs associated with our investments in fixed assets and information technology. For additional discussion, see the Risk Factors section.
                    ------------

     Commitments
     -----------

     As of March 31, 2002, we had $73.7 million in outstanding 5.25% Convertible Subordinated Debentures due 2005 (the "2005 Debt"), which bear interest at 5.25% per annum. On April 16, 2003, we announced that we had executed an agreement with certain of our bondholders to refinance our 2005 Debt. On April 17, 2003, under the terms of the refinance agreement, we issued $71.0 million of our Senior Secured Notes due 2008 (the "2008 Debt"). The proceeds from the issuance of the 2008 Debt were used to repurchase $61.8 million (plus $1.5 million in accrued interest) of the 2005 Debt which became subject to repurchase by us as a result of our delisting from the Nasdaq National Market on March 4, 2003. Accordingly, the net proceeds to us as a result of the issuance of the 2008 Debt less the costs (including fees) associated with the repurchase of the 2005 Debt was $7.6 million, with $11.9 million of the 2005 Debt remaining outstanding. Additionally, the repurchase right on the 2005 Debt remaining outstanding expired on April 17, 2003. The 2008 Debt bears interest at an initial rate of 10% which will be reduced to 9% upon the relisting of QuadraMed's common stock on the Nasdaq Smallcap or National Market and is secured by certain intellectual property of QuadraMed. However, we may be obligated to redeem the 2005 and 2008 debentures earlier than the maturity dates based upon certain events of default occurring as defined within the debenture agreements. These events include, failure to timely repay principal or interest owed on the debentures, default under any other borrowing, and bankruptcy.

    In addition, as of March 31, 2002, we had approximately $36.0 million in minimum operating lease commitments that will be repaid through 2011. Finally, we have a Supplemental Executive Retirement Plan ("SERP") that will require total payments from 2008 through 2027 estimated at $7.8 million. We owe annual premiums of $483,000 on the SERP through 2005 to fund our obligations.

    We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments. In addition, cash used in investing activities may fluctuate due to the capitalization of our software development efforts, which are expected to increase in 2003, and costs associated with our investments in fixed assets and information technology. For additional discussion, see the Risk Factors section.

     We believe that we will have sufficient liquidity and capital resources to fund our scheduled debt and other obligations through the next twelve months.

     Risk Factors That May Impact Future Operating Results
     -----------------------------------------------------

     Factors that have affected our results of operations in the past and are likely to affect our results of operations in the future, include the following:

     Our Vendors, Suppliers and Customers May React Adversely to the Lack of
     -----------------------------------------------------------------------
Timely SEC Filings of Our Historical Financial Statements.
---------------------------------------------------------

     Our future success depends in large part on the support of our vendors and suppliers, who may react adversely to the lack of timely SEC filings of our historical financial statements. The restatement of our historical financial statements has resulted in negative publicity about us, which may cause some of our potential customers to defer purchases of our products. Our vendors and suppliers may re-examine their willingness to do business with us, to develop critical interfaces for us or to supply software and services if they lose confidence in our ability to fulfill our commitments.

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

     We Are Subject to a Formal SEC Inquiry as a Result of the Restatement of
     ------------------------------------------------------------------------
Our Financial Statements.
------------------------

     Following our August 12, 2002 announcement that it we intended to restate prior period financial statements, the staff of the San Francisco District Office of the SEC requested certain information concerning the anticipated restatement as part of an informal, preliminary inquiry. We provided that information, and expect to provide additional information now that the restatement is completed. We intend to continue to cooperate with the SEC in the event it requests other information. We cannot predict whether such information will be requested, when the SEC will conclude its inquiry, or the outcome or impact thereof.

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

     Our Common Stock Has Been Delisted from the Nasdaq Stock Market.
     ---------------------------------------------------------------

     We received a notice from the Nasdaq Stock Market that we are required to file Forms 10-Q for the quarters ended June 30, and September 30, 2002 as well as restated financial statements for the years ended December 31, 2001, 2000 and 1999 and the quarter ended March 31, 2002. Our trading symbol as of August 22, 2002 was amended from "QMDC" to "QMDCE", as a result of the delinquent filings. We requested an appeals hearing before a Nasdaq Listing Qualifications Panel (the "Panel"). The Panel notified us on February 6, 2003, that Nasdaq would continue to list our common shares on the Nasdaq Stock Market until February 28, 2003, by which date we must file our Quarterly Report on Form 10-Q for the interim periods ended June 30, 2002 and September 30, 2002 and our amended SEC filings for the years ended December 31, 2001, 2000 and 1999 and the interim period ended March 31, 2002. Further, we were required to file timely all other annual and periodic reports with the SEC and evidence our continued compliance with all requirements for continued listing on the Nasdaq National Market upon the filing of these documents as well as an ability to sustain compliance with those requirements over the long term. We were unable to meet these requirements in a timely manner, and on March 4, 2003, our common stock was delisted from the Nasdaq Stock Market. Although we intend to return to compliance, we can offer no assurances that we will be relisted on the Nasdaq Stock Market.

     The delisting constitutes a "Repurchase Event" under the provisions of our Convertible Subordinated Debentures. Upon such an event, our Debentures provide the holders with the individual option to redeem the Debentures (see below).

     Our Debentures Have Been Partially Refinanced with Notes that Are Subject
     -------------------------------------------------------------------------
to New Terms.
------------

     We issued Debentures through a public offering on May 1, 1998 that mature on May 1, 2005 in the principal amount of $115 million (the "2005 Notes"). Our net proceeds from the offering were $110.8 million. The 2005 Notes bear interest at 5.25% per annum and are convertible into common stock at any time prior to the redemption or final maturity, initially at the conversion price of $33.25 per share (resulting in an initial conversion ratio of 30.075 shares per $1,000 principal amount).

     We are obligated to provide holders of the 2005 Notes with notice of and the holders have the individual option to redeem the 2005 Notes should we, (i) cease to be traded on a U.S. national securities exchange or cease to be approved for trading on a U.S. automated over-the-counter securities market; or
(ii) experience defined Changes of Control, including a merger in which we are not the surviving entity or our shareholders do not control 50% of the new entity, the sale of substantially all of our assets, a liquidation, or if there is a substantial change in the board of directors over a two-year period. Additionally, we are obligated to redeem the 2005 Notes upon defined Events of Default, including failure to timely repay principal or interest under the 2005 Notes, default under any other borrowing, and bankruptcy. On March 4, 2003, our common stock was delisted from the Nasdaq Stock Market, and a repurchase event was triggered.

     On April 17, 2003, QuadraMed Corporation closed the partial refinancing of its 2005 Notes. In conjunction with its repurchase of $61.8 million of its outstanding 2005 Notes pursuant to its offer to repurchase such Notes previously announced on March 19, 2003, the Company issued $71 million of its Senior Secured Notes due 2008 (the "2008 Notes"), together with warrants to purchase 11,303,842 shares of the Company's common stock. Investors in the 2008 Notes included certain holders of 2005 Notes as well as new investors. Additional warrants to purchase 2,047,978 shares of the Company's common stock will be issued to holders of the 2008 Notes if the Company does not file a registration statement within 90 days after receiving a request from the holders on or after the date that is 270 days after April 17, 2003, the date of issuance of the 2008 Notes. The Company also issued warrants to purchase 282,596 shares of the Company's common stock to Philadelphia Brokerage Corporation as consideration in connection with the transaction. The warrants have a term of five years, have an exercise price of $0.01 per share and are subject to certain anti-dilution provisions including dilution from any issuance of shares in settlement of existing litigation.

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

     Provisions in Our Certificate of Incorporation and Bylaws and Delaware Law
     --------------------------------------------------------------------------
Could Delay or Discourage a Takeover which Could Adversely Affect the Price of
------------------------------------------------------------------------------
Our Common Stock.
----------------

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

     The Trading Price of Our Common Stock Has Been, and Is Expected to
     ------------------------------------------------------------------
Continue to Be, Volatile.
------------------------

     The Nasdaq SmallCap Market on which our common stock was listed, the "Pink Sheets" over-the-counter market, where our stock currently trades, and stock markets in general, have historically experienced extreme price and volume fluctuations that have affected companies unrelated to their individual operating performance. The trading price of our common stock has been and is likely to continue to be volatile due to such factors as:

   o Variations in quarterly results of operations;

   o Announcements of new products or acquisitions by our competitors;

   o Governmental regulatory action;

   o Resolution of pending or unasserted litigation, including the existing shareholder lawsuits;

   o Developments or disputes with respect to proprietary rights; and

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

     Future Sales of a Substantial Number of Shares of Our Common Stock Could
     ------------------------------------------------------------------------
Cause the Price of the Stock to Decrease or Fluctuate Substantially.
-------------------------------------------------------------------

     Our existing stockholders hold a significant number of shares of common stock that may be sold in the future under Rule 144 of the Securities Act or through the exercise of registration rights. Sales of a substantial number of the aforementioned shares in the public markets or the prospect of such sales could adversely affect or cause substantial fluctuations in the market price of our common stock and debt securities and impair our ability to raise additional capital through the sale of our securities.

     Future Sales of Our Common Stock in the Public Market or Option Exercises
     -------------------------------------------------------------------------
and Sales Could Lower Our Stock Price.
-------------------------------------

     A substantial number of the unissued shares of our common stock are subject to stock options and our outstanding 2005 Notes may be converted into shares of common stock. We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options or the conversion of our outstanding 2005 Notes, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

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

   o Remain compatible with popular operating systems and develop products that are compatible with the new or otherwise emerging operating systems; and

   o Develop new interfaces with competing HIS vendors to fully integrate our Quantim product suite in order to maximize features and functionality of the new products.

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

     Our Inability to Protect Our Intellectual Property Could Lead to
     ----------------------------------------------------------------
Unauthorized Use of Our Products, which Could Have an Adverse Effect on Our
---------------------------------------------------------------------------
Business.
--------


     We rely on a combination of trade secret, copyright and trademark laws, nondisclosure, non-compete, and other contractual provisions to protect our proprietary rights. In 2001, we filed our first patent application covering our developed technology, the Affinity CPOE software application. Measures taken by us to protect our intellectual property may not be adequate, and our competitors could independently develop products and services that are substantially equivalent or superior to our products and services. Any infringement or misappropriation of our proprietary software and databases could put us at a competitive disadvantage in a highly competitive market and could cause us to lose revenues, incur substantial litigation expense, and divert management's attention from other operations.

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

     The Nature of Our Products Makes Us Particularly Vulnerable to Undetected
     -------------------------------------------------------------------------
Errors or Bugs that Could Reduce Revenues, Market Share or Demand for Our
-------------------------------------------------------------------------
Products and Services.
---------------------

     Products such as those we offer may contain errors or failures, especially when initially introduced or when new versions are released. Although we conduct extensive testing on our products, software errors have been discovered in certain enhancements and products after their introduction. Despite such testing by us and by our current and potential customers, products under development, enhancements, or shipped products may contain errors or performance failures, resulting in, among other things:

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

     First, HHS has published a final regulation governing transaction and code-set standards that had a compliance date of October 16, 2002. If a covered entity (health care providers that transmit certain covered transactions in electronic form, health plans and health care clearinghouses) or its agent file an extension by October 16, 2003, the covered entity would receive an additional year to comply with the HIPAA transaction and code sets requirements.

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

     Government Regulation to Adopt and Implement ICD-10-CM and ICD-10-PCS
     ---------------------------------------------------------------------
Medical Code Set Standards.
--------------------------

     Prominent HIM organizations are calling on the Department of Health and Human Services (HHS) and the healthcare industry to take action to adopt and implement ICD-10-CM and ICD-10-PCS code sets, rules, and guidelines as a replacement for current ICD-9-CM guidelines used in our software products. Adoption of these new code sets would require us to change our systems and our methods which could require a significant expenditure of R & D capital and decrease future business prospects for our current product line.

     Government Regulation of the Health Care Delivery System May Affect Health
     --------------------------------------------------------------------------
Care Providers' Discretionary Spending.
--------------------------------------

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

     The healthcare industry in the United States is subject to changing political, economic, and regulatory influences that may affect the procurement practices and operations of healthcare organizations. The traditional hospital delivery system is evolving as more hospital services are being provided by niche, free standing practices and outpatient providers. The commercial value and appeal of our products may be adversely affected if the current healthcare financing and reimbursement system were to revert to a fee-for-service model. In addition, many of our customers provide services under capitated service agreements, and a reduction in the use of capitation arrangements as a result of regulatory or market changes could have a material adverse effect on our business. During the past several years, the healthcare industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and capital expenditures. Proposals to reform the healthcare system have been and are being considered by the United States Congress. These proposals, if enacted, could change the operating environment of our customers in ways that cannot be predicted. Healthcare organizations may react to these proposals by curtailing or deferring investments, including those for our products and services. In addition, the regulations promulgated under HIPAA could lead healthcare organizations to curtail or defer investments in non-HIPAA related features in the next several years.

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

   o Delays in implementation due to product readiness, customer induced delays in training or installation, and third party interface development delays;

   o Final negotiated sales prices of systems;

   o Federal regulations (i.e., OIG, HIPAA, ICD-10) that can increase demand for new, updated systems;

   o Federal regulations that directly affect reimbursements received, and therefore the amount of money available for purchasing information systems;

   o The fines and penalties a healthcare provider or system may incur due to fraudulent billing practices; and

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

     The Variability and Length of Our Sales Cycle for Our Products May
     ------------------------------------------------------------------
Exacerbate the Unpredictability and Volatility of Our Operating Results.
-----------------------------------------------------------------------

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

     If We Are Unable to Compete Effectively, We Could Experience Price
     ------------------------------------------------------------------
Reduction, Reduced Gross Margins and Loss of Market Share.
---------------------------------------------------------

     Competition for our products and services is intense and is expected to increase. Increased competition could result in reductions in our prices, gross margins, and market share and have a material adverse effect on our business, financial condition, and results of operations. We compete with other providers of healthcare information software and services, as well as healthcare consulting firms. Some competitors have formed business alliances with other competitors that may affect our ability to work with some potential customers. In addition, if some of our competitors merge, a stronger competitor may emerge. Some principal competitors include:

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

   o In the market for coding, compliance, data, and record management products in the Health Information Management Software Division: 3M Corporation, SoftMed Corporation, Inc., MetaHealth, Eclipsys Corporation,
     PricewaterhouseCoopers LLP and, HSS, Inc.;

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

     Current and prospective customers also evaluate our products' capabilities against the merits of their existing information systems and expertise. Major software information systems companies, including those specializing in the healthcare industry, that do not presently offer competing products may enter our markets. Many of our competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources, and market recognition than we have. Many of these competitors also have, or may develop or acquire, substantial installed customer bases in the healthcare industry. As a result of these factors, our competitors may be able to respond more quickly to new or emerging technologies, changes in customer requirements, and changes in the political, economic or regulatory environment in the healthcare industry.

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

     Our Services Face Review and Scrutiny from the Department of Health and
     -----------------------------------------------------------------------
Human Services, the Department of Justice and Other Law Enforcement Agencies.
----------------------------------------------------------------------------

     As a result of rising health care costs, federal and state governments have placed an increased emphasis on detecting and eliminating fraud and abuse in Medicare, Medicaid, and other health care programs. Numerous laws and regulations now exist to prevent fraudulent or abusive billing, to protect patients' privacy rights, and to ensure patients' access to health care. Violation of the laws or regulations governing our operations could result in the imposition of civil or criminal penalties, including temporary or permanent exclusion from participation in government health care programs such as Medicare and Medicaid, the cancellation of our contracts to provide managed care services, and the suspension or revocation of our licenses. We routinely conduct internal audits in our effort to ensure compliance with all applicable laws and regulations. If errors, discrepancies or violations of laws are discovered in the course of these audits or otherwise, we may be required by law to disclose the relevant facts, once known, to the appropriate authorities.

     We Face Risks Associated with U.S. Government Contracting.
     ---------------------------------------------------------

     We have been awarded a U.S. General Services Administration ("GSA") Schedule Contract for Federal Supply Service of commercial information technology. The willingness of government agencies to enter into future contracts depends upon (i) our ability to continue supporting existing products; (ii) maintaining ongoing relationships with third party suppliers of certain elements of our products; and (iii) developing new products with third party suppliers to address new regulatory requirements of government agencies and having these products added to our GSA commercial price list. These contracts are subject to cancellation at the convenience of the contracting government agency.

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

     We Have Encountered Significant Challenges Integrating Acquired
     ---------------------------------------------------------------
Businesses, and Future Transactions May Adversely Affect Our Business,
---------------------------------------------------------------------
Operations, and Financial Condition.
-----------------------------------

     From 1993 to 1999, we completed 28 acquisitions encountering significant challenges integrating the acquired businesses into our operations and, in years 2000 and 2002 focused in particular on their integration. Some of the challenges we have encountered, and may encounter with acquisitions in the future, in integrating acquired businesses have included:

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

     New Accounting Standards May Make Acquisitions Necessary for Our Growth
     -----------------------------------------------------------------------
Less Accretive and Less Attractive.
----------------------------------

     In June 2001, the FASB issued SFAS No. 141, Business Combinations. The statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. From 1993-1999, we completed 28 acquisitions, certain of which were accounted for using the pooling-of-interests methodology, which is no longer acceptable under SFAS 141. Effective June 2001, prospective business combinations are required to be accounted for using purchase accounting. As a result, any amounts paid in excess of fair value of the assets acquired are capitalized and recorded as intangible assets or goodwill whose amortization or impairment may reduce future earnings. Accordingly, future business combinations may be less attractive as our reported generally accepted accounting principles ("GAAP") operating results are likely to be negatively impacted.

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

     We have an investment interest in three variable life insurance policies. Each of the variable life insurance policies provides for the investment of the cash value portion of policies into various sub-accounts that are similar in nature to mutual funds. Two policies are issued pursuant to split-dollar agreements with the former executives, and trusts established for their benefit make the investment decisions on these policies. The third policy is a corporate-owned policy that we contributed to a grantor or "rabbi" trust established to make contributions to satisfy our obligations under the SERP and two other subsequently terminated benefit plans. We make the investment decisions only on this policy. The performance of the variable life insurance policies for cash value and premium amounts will vary depending on the performance of the selected underlying sub-accounts. Pursuant to FTB 85-4 and FTB 97-14, we report the amounts that could be realized under these variable life insurance contracts as an asset valued as of the balance sheet date and treat the change in cash surrender value during the reported period as an adjustment of premiums paid in determining the expense or income to be recognized. The reduced value of the variable life insurance policies and future adverse changes in the condition of equity markets or poor operating results of underlying policy sub-accounts could result in (i) the delayed repayment of advanced premiums in the case of the split-dollar policies, and/or
(ii) increased SERP expenses in future periods.

     A Significant Amount of Our Assets Are Comprised of Goodwill, Capitalized
     -------------------------------------------------------------------------
Software, Customer Lists and Other Intangible Items Subject to Impairment and
-----------------------------------------------------------------------------
Adjustment That Could Possibly Negatively Impact Our Results of Operations and
------------------------------------------------------------------------------
Stockholders' Equity.
--------------------

     A significant amount of our assets are comprised of capitalized software and intangible assets, such as the value of the installed customer base, core technology, capitalized software, goodwill, and other identifiable intangible assets acquired through our acquisitions, such as trademarks.

     Pursuant to SFAS No. 142, we must test goodwill, capitalized software and other intangible assets beyond their economic life for impairment at least annually, and adjust them when impaired to the appropriate net realizable value. We engaged a valuation firm to perform an impairment test on the carrying value of our goodwill and intangibles as of December 31, 2002 and 2001. The valuation firm determined that there was no impairment as of these dates. In addition, our internally-developed software has been capitalized assuming our earnings from these product developments exceeds the costs incurred to develop them. If it is determined that these assets have been impaired and our future operating results will not support the existing carrying value of the capitalized software, we will be required to adjust the carrying value of the capitalized software to net realizable value.

     We, however, cannot predict that all of our intangible assets will continue to remain unimpaired. Our future operating results and stockholders' equity could possibly decrease with any future impairment and write-down of goodwill, customer lists, or other such intangibles.

     No Mirror Processing Site for Our Customer Data Processing Facilities
     ---------------------------------------------------------------------
Exists; Our Business, Financial Condition, and Results of Operations Could Be
-----------------------------------------------------------------------------
Adversely Affected if These Facilities Were Subject to a Closure from a
-----------------------------------------------------------------------
Catastrophic Event or Otherwise.
-------------------------------

     We currently process substantially all of our customer data at our facilities in Neptune, New Jersey; Irving, Texas; Kansas City, Missouri; and San Rafael, California. Although we back up our data nightly and have safeguards for emergencies, such as power interruption or breakdown in temperature controls, we have no mirror processing site to which processing could be transferred in the case of a catastrophic event at any of these facilities. If a major catastrophic event occurs at these facilities possibly leading to an interruption of data processing, or any other interruption or closure, our business, financial condition, and results of operations could be adversely affected.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
------   ----------------------------------------------------------

     Interest Rate Risk
     ------------------

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

     The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2002, (in thousands, except average interest rates):



                                             Aggregate   Weighted Average
                                             Fair Value   Interest Rate
                                             ----------   -------------
Cash and cash equivalents:
  Cash                                       $  6,730
  Money Market funds                           23,733         1.10 %
                                             --------
    Total cash and cash equivalents          $ 30,463
                                             ========

Short-term investments:
  Corporate debt securities                  $  2,380         1.68 %
  Debt issued by the U.S. government               33         6.44 %
                                             --------
    Total short-term investments             $  2,413
                                             ========

Long-term investments:
  Corporate debt securities                  $    596         5.57 %
  Debt issued by the U.S. government              524         4.70 %
                                             --------
    Total long-term investments              $  1,120
                                             ========


     As our long-term debt consists solely of our Debentures totaling $73.7 million at March 31, 2002, at a fixed interest rate of 5.25% maturing in 2005.

     Performance of Equity Markets
     -----------------------------

     The performance of equity markets can have an effect on our operations, and recent declines in equity markets, if sustained, will have an adverse effect on us related to certain variable life insurance policies in which we have an investment interest.

     Foreign Currency Risk
     ---------------------

     Although we sell our products internationally from time to time, all such transactions are denominated in U.S. Dollars and, as such, there is no foreign currency fluctuation risk associated with these sales.

                           PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
------  -----------------

     In October 2002, a series of securities law class action complaints were filed in the United States District Court, California Northern District, against us and certain of our officers and directors. The plaintiffs in these actions allege, among other things, violations of the Securities Exchange Act of 1934 due to issuing a series of allegedly false and misleading statements concerning our business and financial condition between May 11, 2000 and August 11, 2002. The complaints seek unspecified monetary damages and other relief. These matters are at an early stage. No responses to the complaints have yet been filed, and no discovery has taken place. We intend to defend ourselves vigorously against these allegations. On December 31, 2002, the Court entered an order consolidating all related securities class actions against the Company.

     Following our August 12, 2002 announcement that we intended to restate prior period financial statements, the staff of the San Francisco District Office of the SEC requested certain information and documents relating to this matter as part of an informal, preliminary inquiry. We provided that information, and expect to provide further information now that the restatement is completed. On February 28, 2003, we reported that the SEC had issued a formal non-public order of investigation concerning our accounting and financial reporting practices for the period beginning January 1, 1998. We intend to continue to cooperate with the SEC in the event it requests other information. We cannot predict whether such information will be requested, when the SEC will conclude its inquiry, or the impact or outcome thereof.

Item 2. Submission of Matters to Vote of Securities Holders
------  ---------------------------------------------------

     None.

Item 3. Other Matters
------  -------------

     None.

Item 4. Exhibits and Reports on Form 8-K
------  --------------------------------

    (a) The following documents are filed as a part of this Quarterly Report on Form 10-Q/A.

           (i)  Financial Statements.
                The interim consolidated financial statements contained herein.

    (b) Reports on Form 8-K. We filed the following reports on Form 8-K during the quarter for which this report is filed:

           (i) Form 8-K dated April 5, 2002, reporting a change in independent public accountants.

    (c) Exhibits:

        The exhibits listed on the accompanying Exhibits Index or incorporated by reference are filed as part of this Quarterly Report on Form 10-Q/A.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this form to be signed on its behalf by the undersigned, thereunto duly authorized.

                            QUADRAMED CORPORATION


Date:  August 15, 2003                By:     /s/ Lawrence P. English
                                          ----------------------------------
                                          Lawrence P. English
                                          Chairman of the Board
                                          Chief Executive Officer


Date:  August 15, 2003                By:     /s/ Charles J. Stahl
                                          ----------------------------------
                                          Charles J. Stahl
                                          Chief Financial Officer


                               EXHIBIT INDEX
2.1   Securities Purchase Agreement dated as of May 5, 2000, by and among
      QuadraMed Corporation, QuadraMed Operating Corporation, Certain Investors
      and ChartOne, Inc. (6)
2.2   Asset Contribution Agreement dated as of May 3, 2000, by and among
      QuadraMed Corporation, QuadraMed Operating Corporation and ChartOne, Inc.
      (6)
2.3   Asset Purchase Agreement, by and among, QuadraMed Corporation, QuadraMed
      Operating Corporation, OAO Technology Solutions, Inc., and OAO
      Transaction, LLP, dated as of August 16, 2001. (11)
3.4   Amended and Restated Bylaws of QuadraMed. (1)
3.5   Third Amended and Restated Certificate of Incorporation of QuadraMed. (3)
3.6   Amended and Restated Certificate of Incorporation of QuadraMed amended
      January 28, 2002.
4.1   Reference is made to Exhibits 3.4 and 3.5. (1) (3)
4.2   Form of Common Stock certificate. (1)
4.11  Form of Warrant to Purchase Common Stock. (1)
4.15  Subordinated Indenture, dated as of May 1, 1998, between QuadraMed and
      The Bank of New York. (4)
4.16  Officers' Certificate delivered pursuant to Sections 2.3 and 11.5 of the
      Subordinated Indenture. (2)
4.17  Registration Rights Agreement dated April 27, 1998, by and among
      QuadraMed and the Initial Purchasers named therein. (2)
4.18  Form of Global Debenture. (2)
4.19  Form of Certificated Debenture. (2)
4.21  Registration Rights Agreement dated December 23, 1998, by and between
      QuadraMed and the shareholders listed therein. (5)
4.22  Registration Rights Agreement, dated as of March 3, 1999, by and among
      QuadraMed Corporation and the stockholders of The Compucare Company named therein. (4)
10.1  1996 Stock Incentive Plan of QuadraMed. (l)
10.2  1996 Employee Stock Purchase Plan of QuadraMed. (1)
10.3  Summary Plan Description, QuadraMed Corporation 401(k) Plan. (1)
10.4  Form of Indemnification Agreement between QuadraMed and its directors and executive officers. (1)
10.4  Amendment of Separation Agreement effective as of July 31, 2001 between
      James D. Durham and QuadraMed. (12)
10.5  1999 Supplemental Stock Option Plan for QuadraMed. (14)
10.5  Amendment of Employment Agreement dated September 20, 2001 between
      Lawrence P. English and QuadraMed. (13)
10.6  Amendment of Employment Agreement dated September 20, 2001 between
      Michael H. Lanza and QuadraMed. (13)
10.7  Amendment of Employment Agreement dated September 20, 2001 between Dean
      Souleles and QuadraMed. (13)
10.8  Amendment of Employment Agreement dated September 20, 2001 between Mark
      N. Thomas and QuadraMed. (13)
10.9  Amendment of Employment Agreement dated September 20, 2001 between
      Michael S. Wilstead and QuadraMed. (13)
10.64 Separation Agreement dated June 12, 2000, between James D. Durham and
      QuadraMed. (7)
10.65 Separation Agreement dated June 12, 2000, between John V. Cracchiolo and
      QuadraMed. (7)
10.66 Employment Agreement dated June 12, 2000, between Lawrence P. English and
      QuadraMed. (7)
10.67 Employment Agreement dated May 12, 2000, between Mark Thomas and
      QuadraMed. (7)
10.67 Employment Agreement dated August 16, 2000, between Dean Souleles and
      QuadraMed. (9)
10.68 Employment Agreement dated September 18, 2000, between Michael H. Lanza and QuadraMed. (8)
31.1	Certification of the Chairman of the Board and Chief Executive Officer
      under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the
      Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chairman of the Board and Chief Executive Officer
      under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer under Section 906 of the
      Sarbanes-Oxley Act of 2002.
---------------------------

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