Form 10-Q
period 2002-06-30
QUADRAMED CORP
filed 2003-08-15
CIK 1018833

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

              FOR THE QUARTERLY PERIOD ENDED June 30, 2002

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

    On July 31, 2003, 27,530,815 shares of the Registrant's common stock, $0.01 par value per share, were outstanding.


===============================================================================

                               Explanatory Note

     Financial statement information and related disclosures included in this filing reflect, where appropriate, changes as a result of the restatement (refer to note 2 to the condensed consolidated financial statements). Statements used in this Form 10-Q containing the words (i) "now", "currently", "present", "to date", and words of similar import, and (ii) "knowledge", and words of similar import, are used to refer to conditions existing on the filing date of this Form 10-Q. We direct you to refer to the other reports we file with the Securities and Exchange Commission ("SEC") from time to time after the date of this report for our more current information, including "Risk Factors that May Impact Future Operating Results".

                           QUADRAMED CORPORATION
                            REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED JUNE 30, 2002
                             TABLE OF CONTENTS



                                                                          PAGE
                                                                         NUMBER
                                                                         ------
                      PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

          Interim Condensed Consolidated Balance Sheets as of June 30,
            2002 and December 31, 2001....................................  2

          Interim Condensed Consolidated Statements of Operations for the
            three and six months ended June 30, 2002 and 2001.............  3

          Interim Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 2002 and 2001.......................  4

          Notes to Interim Condensed Consolidated Financial Statements....  5

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations........................................... 15

Item 3. Quantitative and Qualitative Disclosures About Market Risk........ 34


                         PART II.  OTHER INFORMATION

Item 1. Legal Proceedings................................................. 35

Item 2. Submission of Matters to Vote of Securities Holders............... 35

Item 3. Other Matters..................................................... 35

Item 4. Exhibits and Reports on Form 8-K.................................. 36

Signatures................................................................ 37


                        PART I  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
------  -------------------------------

                            QUADRAMED CORPORATION
               INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                                (unaudited)


                                                        June 30,   December 31,
                            ASSETS                        2002         2001
                                                       (Restated)
                                                        --------     --------
Current assets
  Cash and cash equivalents                            $  20,940    $  29,799
  Short-term investments                                   2,380        2,414
  Accounts receivable, net of allowance for doubtful
    accounts of $3,759 and $4,239, respectively           31,536       33,165
  Unbilled receivables                                     4,350        3,825
  Notes and other receivables                                418          282
  Prepaid expenses and other current assets                8,685        7,285
                                                       ---------    ---------
    Total current assets                                  68,309       76,770
                                                       ---------    ---------

Restricted cash                                            4,459        4,356
Property and equipment, net of accumulated
  depreciation and amortization of $14,554 and
    $12,634, respectively                                  7,323        7,323
Capitalized software development costs, net of
  accumulated amortization of $6,500 and $6,511,
  respectively                                             6,592        6,214
Goodwill                                                  23,413       14,721
Other intangible assets, net of accumulated
  amortization of $11,869 and $10,784, respectively       10,721        8,634
Other long-term assets                                     6,850        7,115
                                                       ---------    ---------
    Total assets                                       $ 127,667    $ 125,133
                                                       =========    =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                $   1,655    $     893
  Accrued payroll and related                              4,583        6,402
  Other accrued liabilities                                5,049        6,245
  Deferred revenue                                        37,177       30,721
                                                       ---------    ---------
    Total current liabilities                             48,464       44,261

Convertible subordinated debentures                       73,719       73,719
Other long-term liabilities                                3,371        2,932
                                                       ---------    ---------
    Total liabilities                                    125,554      120,912
                                                       ---------    ---------
Stockholders' equity
  Preferred stock, $0.01 par, 5,000 shares authorized,
    zero shares issued and outstanding                        --           --
  Common stock, $0.01 par, 50,000 shares authorized,
    26,944 and 26,493 shares issued and outstanding,
    respectively                                             269          265
  Additional paid-in-capital                             275,528      273,320
  Deferred compensation                                   (1,161)      (1,085)
  Accumulated other comprehensive loss                      (385)        (468)
  Accumulated deficit                                   (272,138)    (267,811)
                                                       ---------    ---------
    Total stockholders' equity                             2,113        4,221
                                                       ---------    ---------
    Total liabilities and stockholders' equity         $ 127,667    $ 125,133
                                                       =========    =========

    The accompanying notes are an integral part of these interim condensed consolidated financial statements.


                            QUADRAMED CORPORATION
           INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share amounts)
                                   (unaudited)


                                        Three months ended   Six months ended
                                              June 30,           June 30,
                                        ------------------  ------------------
                                          2002       2001      2002      2001
                                          ----       ----      ----      ----
Revenue
  Services                              $ 24,206  $ 25,724  $ 47,352  $ 49,128
  Licenses                                 6,627     8,693    14,820    16,731
                                        --------  --------  --------  --------
    Total revenue                         30,833    34,417    62,172    65,859
                                        --------  --------  --------  --------
Cost of revenue
  Cost of services                        11,854    13,021    22,957    25,411
  Cost of licenses                         1,982     2,618     4,116     4,125
                                        --------  --------  --------  --------
    Total cost of revenue                 13,836    15,639    27,073    29,536
                                        --------  --------  --------  --------

    Gross margin                          16,997    18,778    35,099    36,323
                                        --------  --------  --------  --------
Operating expenses
  General and administration               8,261     9,248    17,316    19,662
  Sales and marketing                      5,379     5,393    10,727    10,667
  Research and development                 4,015     3,587     7,583     7,309
  Amortization, impairment and other
    operating charges                        972     1,556     1,484     3,112
                                        --------  --------  --------  --------
    Total operating expenses              18,627    19,784    37,110    40,750
                                        --------  --------  --------  --------

    Loss from operations                  (1,630)   (1,006)   (2,011)   (4,427)
                                        --------  --------  --------  --------

Other income (expense)
  Interest expense                        (1,063)   (1,627)   (2,126)   (3,285)
  Interest income                            173     1,177       377     1,751
  Other income (expense), net               (479)      268      (567)       25
  Other income (expense)                  (1,369)     (182)   (2,316)   (1,509)
                                        --------  --------  --------  --------
Loss before income taxes and
  extraordinary item                      (2,999)   (1,188)   (4,327)   (5,936)

Provision for income taxes                    --        --        --       (81)
                                        --------  --------  --------  --------
Loss before extraordinary item            (2,999)   (1,188)   (4,327)   (6,017)

Gain on redemption of debentures              --     2,402        --     2,402
                                        --------  --------  --------  --------
Net income (loss)                       $ (2,999) $  1,214  $ (4,327) $ (3,615)
                                        ========  ========  ========  ========
Income (loss) per share
Basic before extraordinary item         $  (0.11) $  (0.05) $  (0.16) $  (0.24)
Extraordinary item                            --      0.09        --      0.09
                                        --------  --------  --------  --------
Basic after extraordinary item          $  (0.11) $   0.05  $  (0.16) $  (0.14)
                                        ========  ========  ========  ========

Diluted before extraordinary item       $  (0.11) $  (0.05) $  (0.16) $  (0.24)
Extraordinary item                            --      0.09        --      0.09
                                        --------  --------  --------  --------
Diluted after extraordinary item        $  (0.11) $   0.05  $  (0.16) $  (0.14)
                                        ========  ========  ========  ========

Weighted average shares outstanding
Basic                                     26,941    25,543    26,390    25,560
                                        ========  ========  ========  ========
Diluted                                   26,941    25,543    26,390    25,560
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


                            QUADRAMED CORPORATION
          INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                   ----------------------------
                                                         2002         2001
                                                       --------     --------
Cash provided by operating activities                  $  2,872     $  7,110
                                                       --------     --------
Cash flows from investing activities
  Increase in restricted cash                              (103)          --
  Purchase of available-for-sale securities                (314)        (385)
  Proceeds from the sale of available-for-sale
    securities                                              277       12,622
  Acquisitions of businesses                            (11,930)          --
  Decrease in restricted cash                                --        1,361
  Purchase of property and equipment                     (1,121)      (1,714)
  Proceeds from sale of assets                               --           24
  Payments for capitalized software development costs      (366)        (534)
                                                       --------     --------
    Cash (used in) provided by investing activities     (13,557)      11,374
                                                       --------     --------
Cash flows from financing activities
  Repayments of debt                                        (38)      (3,062)
  Proceeds from exercise of common stock options          1,864           42
                                                       --------     --------
  Cash provided by (used in) financing activities         1,826       (3,020)
                                                       --------     --------

Net (decrease) increase in cash and cash equivalents     (8,859)      15,464
Cash and cash equivalents, beginning of period           29,799       27,368
                                                       --------     --------
Cash and cash equivalents, end of period               $ 20,940     $ 42,832
                                                       ========     ========

    The accompanying notes are an integral part of these interim condensed consolidated financial statements.


                            QUADRAMED CORPORATION
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2002


1.   NATURE OF OPERATIONS
     --------------------

     QuadraMed Corporation along with all significant business divisions and subsidiaries, (the "Company" or "QuadraMed") is dedicated to improving healthcare delivery by providing innovative healthcare information technology and services. From clinical to patient information management and revenue cycle to health information management, QuadraMed delivers real-world solutions that help healthcare professionals deliver outstanding patient care with optimum efficiency. QuadraMed was reincorporated in Delaware in 1996, having been originally incorporated in California in 1993. QuadraMed is managed in 4 distinct business segments which are as follows: Enterprise Division, Health Information Management Software Division, Health Information Management Services Division and Financial Services Division.

2.   BASIS OF PRESENTATION
     ---------------------

     Unaudited Interim Results
     -------------------------

     The condensed consolidated financial statements at June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The interim financial information is unaudited, but reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of QuadraMed's condensed consolidated financial position, operating results, and cash flows for the interim periods. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

    These condensed consolidated financial statements have been prepared in accordance with the instructions for a report on Form 10-Q as required by the SEC, and therefore, do not include all information and notes normally provided in annual financial statements. As a result, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in QuadraMed's annual report on Form 10-K/A for the fiscal year ended December 31, 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the fiscal year ending December 31, 2002 or any other further periods.

     Reclassifications
     -----------------

     Adoption of EITF No. 01-14
     --------------------------

     Certain reclassifications have been made to the 2001 interim condensed consolidated financial statements to conform to the 2002 presentation. Specifically, the June 30, 2001, financial statements have been reclassified to comply with Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") No. 01-14, Income Statement Characterization of Reimbursements for 'Out-of-Pocket' Expenses Incurred. As such, QuadraMed has reclassified prior year amounts on a pro-forma basis to include billable out-of-pocket reimbursable expenses in both license and services revenues and cost of licenses and services, respectively. The adoption of EITF No. 01-14 does not impact either income (loss) from operations or net income (loss) but does increase revenue and reduce gross margins as shown in the following tables:

                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                June 30, 2002

                           Three months ended             Six months ended
                               June 30, 2001                June 30, 2001
                        --------------------------- ---------------------------
                        Services Licenses   Total     Services Licenses  Total
                        -------- --------   -----     -------- --------  -----
Revenue
  Reported revenue      $25,724  $ 8,693   $34,417   $49,128  $16,731  $65,859
  Less impact of EITF
    No. 01-14               920      219     1,139     1,934      438    2,372
                        -------  -------   -------   -------  -------  -------
  Pro-forma revenue     $24,804  $ 8,474   $33,278   $47,194  $16,293  $63,487
                        =======  =======   =======   =======  =======  =======
Cost of revenue
  Reported cost of
    revenue             $13,021  $ 2,618   $15,639   $25,411  $ 4,125  $29,536
  Less impact of EITF
    No. 01-14               920      219     1,139     1,934      438    2,372
                        -------  -------   -------   -------  -------  -------
  Pro-forma cost of
    revenue             $12,101  $ 2,399   $14,500   $23,477  $ 3,687  $27,164
                        =======  =======   =======   =======  =======  =======

Gross margin percentage
  Reported gross margin
    percentage             49.4%    69.9%     54.6%     48.3%    75.3%    55.2%
  Impact of EITF
    No. 01-14               1.8      1.8       1.8       2.0      2.1      2.0
                        -------  -------   -------   -------  -------  -------
  Pro-forma gross margin
    percentage             51.2%    71.7%     56.4%     50.3%    77.4%    57.2%
                        =======  =======   =======   =======  =======  =======


     Change in Classification of Certain Service and License Revenues and
     ----------------------------------------------------------------------
Related Costs
-------------

     In previously reported periods, the Company's license revenue and associated cost of license revenue included in the Statement of Operations consisted of fees for the licensing of the Company's software products, hardware, maintenance, hosted services, customer training and consulting services. In these Interim Condensed Consolidated Statements of Operations, license revenue and cost of license revenue for both 2002 and 2001 has been reclassified to include only fees and costs, respectively associated with the licensing of the Company's software products. The table below presents the impact of the reclassification of licenses and services for the three and six-month periods ended June 30, 2001 (in thousands):

                             Three months ended         Six months ended
                                  June 30,                  June 30,
                          -------------------------  --------------------------
                             2001         2001          2001         2001
                                     (Reclassified)            (Reclassified)
                             ----    ------------       ----    -------------
Revenue
  Services                 $ 11,317     $ 25,724      $ 22,464      $ 49,128
  Licenses                   23,100        8,693        43,395        16,731
                           --------     --------      --------      --------
                           $ 34,417     $ 34,417      $ 65,859      $ 65,859
                           ========     ========      ========      ========

Cost of revenue
  Services                 $  9,012     $ 13,021      $ 17,696      $ 25,411
  Licenses                    6,627        2,618        11,840         4,125
                           --------     --------      --------      --------
                           $ 15,639     $ 15,639      $ 29,536      $ 29,536
                           ========     ========      ========      ========


     Restatement
     -----------

     In 2002, management of QuadraMed discovered accounting and reporting errors within its Quarterly Report on Form 10-Q as filed for the three months ended March 31, 2002 and its Annual Report on Form 10-K as filed for the years ended December 31, 2001, 2000 and 1999. These errors resulted in management determining that the reports for these years needed to be restated. In June 2003, QuadraMed amended and restated its 2001 Annual Report on Form 10-K/A including the years ended 2001, 2000 and 1999 and all respective quarters. This report is also being filed simultaneously with the restatement of QuadraMed's Quarterly Report on Form 10-Q/A for the three months ended March 31, 2002.

                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                June 30, 2002


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

     In November 2002, the FASB issued FIN 45, Guarantor's Accounting and
                                               --------------------------
Disclosure Requirements for Guarantees, including indirect Guarantees of
------------------------------------------------------------------------
Indebtedness of Others. FIN 45 requires that QuadraMed recognizes the fair
----------------------

                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                June 30, 2002


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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, effective for fiscal years ending after December 15, 2002. SFAS 148 amends SFAS 123, to provide alternative methods of transition to the voluntary fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require that disclosure of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed in tabular format within a Company's summary of significant accounting policies. The disclosure provisions of SFAS 148 are effective for fiscal years ending after December 5, 2002 and have been incorporated into these financial statements and accompanying footnotes.

4.   ACQUISITIONS
     ------------

     Acquisitions
     ------------

     Acquisition of Outstanding Shares of Pharmacy Data Systems, Inc.
     ---------------------------------------------------------------

     On June 11, 2002, QuadraMed acquired all of the outstanding shares of Pharmacy Data Systems, Inc. ("PDS"), a leader in advanced pharmacy, nursing, and physician information systems, for $10.7 million, assumed liabilities of $1,237,000 and acquisition cash of $262,000. The interim condensed consolidated financial statements include the results of operations of PDS since June 11, 2002. In connection with this acquisition, QuadraMed recorded an in-process research and development charge of $400,000.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):


              Assets:
                Current assets                         $   856
                Property and equipment                     100
                Goodwill                                 7,893
                Other intangible assets (including
                  in-process research and development)   3,350
                                                       -------
                                                        12,199
              Liabilities:
                Current liabilities (including
                  acquisition costs)                     1,499
                                                       -------
              Net purchase price                       $10,700
                                                       =======


     Other intangible assets of $3.4 million included in-process research and development, acquired technology, maintenance and other agreements and trademarks. Capitalized intangible assets are subject to amortization periods of one to five years. PDS is included within the Enterprise Segment of QuadraMed.

     Acquisition of the Assets of Cascade Health Information Software, Inc.
     ---------------------------------------------------------------------

     On May 31, 2002, QuadraMed acquired the assets of Cascade Health Information Software, Inc., ("Cascade") a leading provider of software for the coding and abstracting of patient medical records, which was a subsidiary of

                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                June 30, 2002


Transcend Services, Inc. for $935,000, assumed liabilities of $346,000 and acquisition costs of $33,000. The purchase price was allocated $882,000 to goodwill, $222,000 to intangible assets (including maintenance agreements and existing technology), and $210,000 to other tangible net assets. Cascade is included within the HIMS Software Segment of QuadraMed.

     Pro forma results of operations for these business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.

     Divestitures
     ------------

     Sale of Electronic Remittance Advice Product Line
     -------------------------------------------------

     On March 31, 2001, QuadraMed sold its Electronic Remittance Advice product line. QuadraMed recorded proceeds from the sale of $24,000, and a loss after applicable taxes of $57,000.

5.   IMPAIRMENT OF INVESTMENT IN MARKETABLE SECURITIES
     -------------------------------------------------

     In compliance with SFAS No. 115, Accounting for Certain Debt and Equity
                                      --------------------------------------
Investments, and internal policy, QuadraMed recorded impairment in December
-----------
2000 of $4.1 million to the VantageMed Corporation ("VantageMed") investment to its then fair market value. In the six-month period ended June 30, 2002, QuadraMed recorded additional impairment charges totaling $341,000. The additional charges result from the continuing decline in VantageMed's stock price, its deteriorating cash position, instability in management, and the non-liquid market for VantageMed shares. As of June 30, 2002, QuadraMed owns 599,425 shares of VantageMed or 7.1% of its outstanding stock, with a fair value of $210,000.

6.   GOODWILL AND OTHER INTANGIBLE ASSETS
     ------------------------------------

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

     SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (i.e., business segments) upon adoption and at least annually thereafter using a two-step impairment analysis. In accordance with SFAS 142, QuadraMed performed the first of the required two-step impairment tests of goodwill and indefinite-lived assets as of January 1, 2002. In performing the first step of this analysis, QuadraMed first assigned its assets and liabilities, including existing goodwill and other intangible assets, to its identified reporting units to determine their carrying value. For this purpose, QuadraMed's reporting units equated to its five business segments then in place. QuadraMed's reporting units equate to its business segments since this is the lowest level of QuadraMed at which operating plans are prepared and operating profitability is measured for assessing management performance. See note 9 for more information regarding QuadraMed's business segments. Based on an analysis by an independent third party appraiser, QuadraMed then estimated the fair value of each reporting unit with significant goodwill utilizing various valuation techniques including the Income Approach and the Market Approach. The Income Approach provides an estimation of the fair value of a reporting unit based on the discounted cash flows derived from the reporting unit's estimated remaining life plus the present value of any residual value. The Market Approach indicates the fair value of a reporting unit based upon a comparison to publicly-traded companies in similar lines of business. Step one of this analysis was then completed by comparing the carrying value of each the-analyzed reporting units to its fair value. This comparison resulted in the fair values of the analyzed reporting units exceeding the carrying values of the net assets. In addition, the independent third party appraiser performed a cursory review of the three unappraised reporting units utilizing the Income Approach to estimate the total market value for QuadraMed Corporation as a whole. The result was an estimated value for the Company that was less than the market capitalization as of January 1, 2002. Accordingly, no indicators of impairment existed. As a result, QuadraMed did not perform step two as described by SFAS 142.

                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                June 30, 2002
     The following schedule shows the Company's reported net income (loss) for periods prior to the adoption of SFAS No. 142 as adjusted to add back goodwill amortization as if SFAS No. 142 had been adopted during these periods (in thousands, except per share data):

                                        Three months ended   Six months ended
                                              June 30,           June 30,
                                        ------------------  ------------------
                                          2002       2001      2002      2001
                                          ----       ----      ----      ----
Net income (loss)                       $ (2,999) $  1,214  $ (4,327) $ (3,615)
  Add back: Goodwill amortization             --     1,556        --     3,113
                                        --------  --------  --------  --------
Pro-forma net income (loss)             $ (2,999) $  2,770  $ (4,327) $   (502)
                                        ========  ========  ========  ========

Basic income (loss) per share
  Income (loss) per share               $  (0.11) $   0.05  $  (0.16) $  (0.14)
  Goodwill amortization                       --      0.06        --      0.12
                                        --------  --------  --------  --------
  Pro-forma income (loss) per share     $  (0.11) $   0.11  $  (0.16) $  (0.02)
                                        ========  ========  ========  ========

Diluted income (loss) per share
  Income (loss) per share               $  (0.11) $   0.05  $  (0.16) $  (0.14)
  Goodwill amortization                       --      0.06        --      0.12
                                        --------  --------  --------  --------
  Pro-forma income (loss) per share     $  (0.11) $   0.11  $  (0.16) $  (0.02)
                                        ========  ========  ========  ========


     Except for capitalized software development costs, other intangible assets are amortized on a straight-line basis over a period of five to ten years. Capitalized software development costs are amortized on a straight-line basis generally over a period of five years. These assets are reviewed annually for impairment and written down to net realizable value, if necessary, in accordance with SFAS No. 144, Impairment of Long-Lived Assets.
                              -------------------------------

     Amortization of other intangible assets for the three months ended June 30, 2002 and 2001 was $1.0 million and $1.1 million, respectively, and six months ended June 30, 2002 and 2001 was $2.1 million and $2.2 million, respectively.

7.   NET INCOME (LOSS) PER SHARE
     ---------------------------

     Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income
(loss) by the sum of the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) and convertible subordinated debentures (using the as-converted method). Common equivalent shares are excluded from the diluted computation only if their effect is anti-dilutive. As QuadraMed recorded a net loss before extraordinary item for each of the three and six months ended June 30, 2002 and 2001, no common equivalent shares are included in the diluted weighted average common shares for those periods.

8.   COMPREHENSIVE INCOME (LOSS)
     --------------------------

     The components of comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 are as follows (in thousands):

                                        Three months ended   Six months ended
                                              June 30,           June 30,
                                        ------------------  ------------------
                                          2002       2001      2002      2001
                                          ----       ----      ----      ----
Net income (loss)                       $ (2,999) $  1,214  $ (4,327) $ (3,615)
Unrealized gain (loss) on
  available-for-sale securities,
  net of taxes                                29       (22)      (19)        1
Amortization of unrecognized pension
  costs, net of taxes                         52        57       103       114
                                        --------  --------  --------  --------
Comprehensive income (loss)             $ (2,918) $  1,249  $ (4,243) $ (3,500)
                                        ========  ========  ========  ========


9.   SEGMENT REPORTING
     -----------------

     QuadraMed aligns its operations into four business segments for management reporting purposes. These segments are based on product functionality and shared target markets. This alignment allows management to more accurately measure financial performance by product/division and to establish greater management accountability. QuadraMed's business segments are

                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                June 30, 2002


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

     Summary financial data by business segment as reported to the CODM is presented below for the three and six months ended June 30, 2002 and 2001 (in thousands):



                                Three months ended June 30, 2002
                  -------------------------------------------------------------
                                  HIM      HIM    Financial        Consolidated
   Description       Enterprise Software Services Services Other (1)   Total
-----------------    ---------- -------- -------- -------- ---------   -----
Total revenues        $15,137   $ 6,627  $ 4,532   $ 3,146  $ 1,391   $ 30,833

Gross margin (2)      $ 9,560   $ 3,832  $ 1,166   $ 1,643  $   796   $ 16,997

Interest income
 (expense), net       $  (326)  $  (266) $   (71)  $   (43) $  (184)  $   (890)

Segment assets        $41,045   $38,490  $ 9,808   $ 5,986  $32,338   $127,667

Total depreciation
 and amortization (3) $   368   $   840  $    36   $   138  $   959   $  2,341
-----------------------------

(1) All other includes specialty products, non-allocated expenses for bad debt, legal costs, restructuring charges and divested product lines.

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

                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                June 30, 2002

                              Three months ended June 30, 2001 (4)
                  -------------------------------------------------------------
                                  HIM      HIM    Financial        Consolidated
   Description       Enterprise Software Services Services Other (1)   Total
-----------------    ---------- -------- -------- -------- ---------   -----
Total revenues        $ 14,467  $ 7,757  $  5,211  $ 3,271  $  3,711  $ 34,417

Gross margin (2)      $  7,985  $ 5,079  $  1,358  $ 2,013  $  2,343  $ 18,778

Interest income
  (expense), net      $    (73) $  (112) $    (38) $   (21) $   (206) $   (450)


Segment assets        $ 26,982  $34,851  $ 11,892  $ 6,721  $ 66,592  $147,038

Total depreciation
 and amortization (3) $    472  $ 1,480  $    280  $   159  $    843  $  3,234

(1) All other includes specialty products, non-allocated expenses for bad debt, legal costs, restructuring charges and divested product lines including $1.8 million in revenues for EZ-CAP.

(2) Gross margin represents segment results before interest, amortization of goodwill, taxes, and corporate overhead allocations.

(3) Total depreciation and amortization is comprised of equipment depreciation and capitalized software amortization reflected in gross margin, debt-offering costs as reflected in interest expenses, and goodwill and amortization of other intangibles, excluding capitalized software developments costs, which are reflected separately in the above schedule.

 (4) June 30, 2001 results have been adjusted to be consistent with current period reclassification among business segments.


                                 Six months ended June 30, 2002
                  -------------------------------------------------------------
                                  HIM      HIM    Financial        Consolidated
   Description       Enterprise Software Services Services Other (1)   Total
-----------------    ---------- -------- -------- -------- ---------   -----
Total revenues        $30,851   $13,840  $  8,691  $ 6,486  $ 2,304   $ 62,172

Gross margin (2)      $19,785   $ 8,665  $  1,948  $ 3,691  $ 1,010   $ 35,099

Interest income
 (expense), net       $  (547)  $  (489) $   (133) $   (81) $  (499)  $ (1,749)

Segment assets        $41,045   $38,490  $ 9,808   $ 5,986  $32,338   $127,667

Total depreciation
 and amortization (3) $   676   $ 1,647  $    69  $    259  $ 1,841   $  4,492

(1) All other includes specialty products, non-allocated expenses for bad debt, legal costs, restructuring charge and divested product lines.

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

                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                June 30, 2002


                              Six months ended June 30, 2001 (4)
                  -------------------------------------------------------------
                                  HIM      HIM    Financial        Consolidated
   Description       Enterprise Software Services Services Other (1)   Total
-----------------    ---------- -------- -------- -------- ---------   -----
Total revenues        $28,589   $12,621  $10,732   $ 6,272  $ 7,645   $ 65,859

Gross margin (2)      $16,162   $ 8,310  $ 3,031   $ 3,937  $ 4,883   $ 36,323

Interest income
 (expense), net       $  (273)  $  (364) $  (124)  $   (70) $  (703)  $ (1,534)

Segment assets        $26,982   $34,851  $11,892   $ 6,721  $66,592   $147,038

Total depreciation
 and amortization (3) $ 1,132   $ 2,986  $   634   $   343  $ 1,301   $  6,396

(1) All other includes specialty products, non-allocated expenses for bad debt, legal costs, restructuring charge and divested product lines including $4.1 million in revenues of EZ-CAP.

(2) Gross margin represents segment results before interest, amortization of intangibles, taxes, and corporate overhead allocations.

(3) Total depreciation and amortization is comprised of equipment depreciation and capitalized software amortization reflected in gross margin, debt-offering costs as reflected in interest expense, and goodwill and amortization of other intangibles, excluding capitalized software development costs, which are reflected separately in the above schedule.

(4) June 30, 2001 results have been adjusted to be consistent with current period reclassification among business segments.


10.  MAJOR CUSTOMERS
     ---------------

     For the three and six-month periods ended June 30, 2002 and 2001, no single customer accounted for more than 10% of total revenues however, for the three and six months ended June 30, 2002 and 2001 sales to the U. S. government accounted for 15.5% and 18.8% respectively of HIM Software Division revenues.

11.  SUBSEQUENT EVENTS
     -----------------

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

     On March 4, 2003, QuadraMed's common stock was delisted from the Nasdaq National Market. The delisting constitutes a "Repurchase Event" under the provisions of QuadraMed's Convertible Subordinated Debentures. Upon such an event, the Subordinated Indenture grants to each debenture holder the right, at the holder's option, to require QuadraMed to repurchase all or any of the holder's debentures. On April 16, 2003, QuadraMed announced that it had executed an agreement with certain of its bondholders to refinance its outstanding 5.25% Convertible Subordinated Debentures due 2005 (the "2005 Debt"). On April 17, 2003, under the terms of the refinance agreement, QuadraMed issued $71.0 million of its Senior Secured Notes due 2008 (the "2008

                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                June 30, 2002


Debt"). The proceeds from the issuance of the 2008 Debt were used to repurchase $61.8 million (plus $1.5 million in accrued interest) of the 2005 Debt which became subject to repurchase by QuadraMed as a result of its delisting from the Nasdaq National Market on March 4, 2003. Accordingly, the net proceeds to QuadraMed as a result of the issuance of the 2008 Debt less the costs (including fees) associated with the repurchase of the 2005 Debt was $7.6 million, with $11.9 million of the 2005 Debt remaining outstanding. Additionally, the repurchase right on the 2005 Debt remaining outstanding expired on April 17, 2003. The 2008 Debt bears interest at an initial rate of 10% which will be reduced to 9% upon the relisting of QuadraMed's common stock on the Nasdaq, including Nasdaq SmallCap or U.S. National Market and is secured by certain intellectual property of QuadraMed. As part of the transaction, QuadraMed also issued 11,303,842 detachable warrants with the 2008 Debt. The warrants have a term of five years, have an exercise price of $0.01 per share and are subject to certain anti-dilution provisions including dilution from the issuance of shares in settlement of existing litigation. The 2008 Debt contains certain events of default. These events include: failure to timely repay principal or interest owed on the debentures, default under any other borrowing, and bankruptcy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
        of Operations
        -------------

     Cautionary Statement on Risks Associated With Forward-Looking Statements You should read the following discussion in conjunction with our Interim Condensed Consolidated Financial Statements and related Notes. This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The words "believe", "expect", "anticipate", "predict", "intend", "plan", "estimate", "may", "will", "should", "could", and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Report, and in other documents we file with the SEC from time to time.

     Restatement
     -----------

     In 2002, we discovered accounting and reporting errors within our Quarterly Report on Form 10-Q as filed for the three months ended March 31, 2002 and our Annual Report on Form 10-K as filed for the years ended December 31, 2001, 2000 and 1999. These errors resulted in us determining that the reports for these years needed to be restated. In June 2003, we amended and restated our Annual Report on Form 10-K/A including the years ended 2001, 2000 and 1999 and all respective quarters. This report is also being filed simultaneously with the restatement of our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2002.

     The following table of interim condensed consolidated statement of operations data summarizes the effects of the restatement for the three and six-month periods ended June 30, 2001 (in thousands, except per share amounts):

                               Three months ended         Six months ended
                                  June 30, 2001            June 30, 2001
                             ------------------------ -------------------------
                             (As Reported) (Restated) (As Reported) (Restated)
Revenue (1)                    $  31,469     $ 34,417    $  61,401    $ 65,859
Gross margin (1)               $  20,968     $ 18,778    $  40,659    $ 36,323
Income (loss) from operations  $    (300)    $ (1,006)   $  (2,423)   $ (4,427)
Loss from continuing operations$    (908)    $     --    $  (4,846)   $     --
Net income (loss) (1)          $   1,661     $  1,214    $  (1,271)   $ (3,615)
Basic net income (loss)
  per share                    $    0.06     $   0.05    $   (0.05)   $  (0.14)
Diluted net income (loss)
  per share                    $    0.06     $   0.05    $   (0.05)   $  (0.14)
Comprehensive income           $   1,640     $  1,249    $  (1,345)   $ (3,500)

(1) Restated revenue for the three and six months ended June 30, 2001 includes $2.2 million and $5.1 million, respectively, in revenue; $1.6 million and $3.7 million, respectively, in gross margin; and, $495,000 and $1.5 million, respectively, in net loss from business assets that were sold and previously reported as discontinued operations.


Significant Accounting Policies and Estimates
---------------------------------------------

     Our significant accounting policies have a considerable impact on Management's Discussion and Analysis.

     Principles of Consolidation
     ---------------------------

     These consolidated financial statements, which include our accounts and all our significant business divisions and subsidiaries, have been prepared in conformity with (i) GAAP; and (ii) the rules and regulations of the SEC. All significant intercompany accounts and transactions between us and our subsidiaries are eliminated in consolidation.


     Use of Estimates
     ----------------

     Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, contingent assets and liabilities, revenues, and expenses. Significant estimates and assumptions have been made regarding revenue recognition, the allowance for doubtful account, investments, capitalized software, income taxes, restructuring, pensions and other benefits, and contingencies and litigation and intangibles, primarily goodwill and customer lists, resulting from our purchase business combinations. We base our estimates, assumptions, and judgments on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Uncertainties inherent in these estimates include projections of future operating results and the discount rates used to determine the net present values of these future results and useful lives of the acquired assets as well as technological advances. In addition, for our fixed-price contracts, we make significant estimates within percentage-of-completion accounting, including estimating total costs to be incurred as calculated on a labor hour basis. We periodically review and test our estimates, specifically those related to the valuations of intangibles including acquired software, goodwill, customer lists, trademarks and other intangibles, and capitalized software. Actual results may differ materially from these estimates.

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

     We recognize revenue on our software products in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9,
                          ----------------------------
Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain
-------------------------------------------------------------------------------
Transactions; SOP 81-1, Accounting for Performance of Construction-Type and
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

     SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance, support and professional services, based on the relative fair values of the elements specific to us. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence ("VSOE"). We limit its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

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

     Intangible Assets
     -----------------

     Goodwill.  In June 2001, the FASB issued SFAS No. 142, Goodwill and Other
     --------
Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are to be separately disclosed on the balance sheet, and no longer amortized but subject to annual impairment tests. With the adoption of SFAS 142, we ceased amortization of goodwill as of January 1, 2002. Prior to this point, goodwill was amortized using the straight-line method over its estimated useful life.

     SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (i.e., business segments) upon adoption and at least annually thereafter using a two-step impairment analysis. In accordance with SFAS 142, we performed the first of the required two-step impairment tests of goodwill and indefinite-lived assets as of January 1, 2002. In performing the first step of this analysis, we first assigned our assets and liabilities, including existing goodwill and other intangible assets, to our identified reporting units to determine their carrying value. For this purpose, our reporting units equated to our five business segments then in place. Our reporting units equate to our business segments since this is the lowest level of QuadraMed at which operating plans are prepared and operating profitability is measured for assessing management performance. See note 9 for more information regarding our business segments. Based on an analysis by an independent third party appraiser, we then estimated the fair value of each reporting unit with significant goodwill utilizing various valuation techniques including the Income Approach and the Market Approach. The Income Approach provides an estimation of the fair value of a reporting unit based on the discounted cash flows derived from the reporting unit's estimated remaining life plus the present value of any residual value. The Market Approach indicates the fair value of a reporting unit based upon a comparison to publicly-traded companies in similar lines of business. Step one of this analysis was then completed by comparing the carrying value of each the-analyzed reporting units to its fair value. This comparison resulted in the fair values of the analyzed reporting units exceeding the carrying values of the net assets. In addition, the independent third party appraiser performed a cursory review of the three unappraised reporting units utilizing the Income Approach to estimate the total market value for QuadraMed Corporation as a whole. The result was an estimated value for the Company that was less than the market capitalization as of January 1, 2002. Accordingly, no indicators of impairment existed. As a result, we did not perform step two as described by SFAS 142.

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

     Other Intangible Assets.  Other intangible assets primarily relate to
     -----------------------
acquired software, trademarks and customer lists acquired in our purchase business combinations. On January 1, 2002, we adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which
         --------------------------------------------------------------
generally requires impairment losses to be recorded on long-lived assets (excluding goodwill) used in operations, such as property, equipment and improvements, and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The provisions of this statement did not have a significant impact on our financial condition or operating results.

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

     In November 2002, the FASB issued FIN 45, Guarantor's Accounting and
                                               --------------------------
Disclosure Requirements for Guarantees, including indirect Guarantees of
------------------------------------------------------------------------
Indebtedness of Others. FIN 45 requires that we recognize the fair value for
----------------------
guarantee and indemnification arrangements issued or modified by us after December 31, 2002, if these arrangements are within the scope of the interpretation. In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the software licenses granted by us contain provisions that indemnify licensees of our software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. We have historically received only a limited number of requests for indemnification under these provisions and have not been required to make material payments pursuant to these provisions. Accordingly, we have not recorded a liability related to these indemnification provisions. We will be required to implement the provisions of FIN 45 as of January 1, 2003 and do not believe that FIN 45 will have a material impact on our financial position, results of operations or cash flows. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, effective for fiscal years ending after December 15, 2002. SFAS 148 amends SFAS 123, to provide alternative methods of transition to the voluntary fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require that disclosure of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed in tabular format within a Company's summary of significant accounting policies. We have not yet adopted SFAS 148 and accordingly, the accompanying financial statements reflect the required disclosures of SFAS 123.

Acquisitions
------------

     In the quarter ended June 30, 2002, we completed two acquisitions, Pharmacy Data Systems, Inc. and Cascade Health Information Software, Inc.

     PDS is a leader in advanced pharmacy information systems. PDS develops and installs advanced pharmacy, nursing, and physician information systems designed to reduce medication errors, control costs, and improve patient care. PDS will form the core of the newly created Affinity Pharmacy Division. Financial results for PDS are reported as part of the Enterprise Division.

     We expect the following strategic benefits from the acquisition of PDS:

   o Provide the Enterprise Division's Affinity product with an integrated pharmacy solution to meet the increasing demand for Computerized Physician Order Entry (CPOE) technology that administers the entire medication management process from ordering through dispensing.

   o Provide the opportunity to sell Affinity systems to PDS's customers, most of which are not currently our customers.

     Cascade Software is a leading provider of state-of-the-art software for the coding and abstracting of patient medical records. We will combine the Cascade assets to our growing suite of Healthcare Information Management Software products.

     We expect that the Cascade acquisition will bring the strategic benefit of providing the opportunity to sell Quantim Health Information Software products to Cascade's customers, most of which are not currently our customers.

Results of Operations
---------------------

     Revenue
     -------

     Services.  Service revenue consists of consulting, maintenance,
     --------
installation, hardware, reimbursable expenses and other service revenue. Services revenue was $24.2 million and $25.7 million for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, services revenue decreased $1.8 million, or 3.6% to $47.4 million from $49.1 million in the first six months of 2001.

     Licenses.  License revenue consists of license and third-party software
     --------
sales. License revenue in the three months ended June 30, 2002 was $6.6 million, a decrease of 23.8% from $8.7 million in the corresponding period of 2001. For the six months ended June 30, 2002, license revenue was $14.8 million compared to $16.7 million in the first six months of 2001.

     Cost of Revenue
     ---------------

     Cost of Services.  Cost of services consists of salaries and related
     ----------------
expenses associated with services performed for customer support and consulting services as well as third-party hardware costs. Cost of services for the quarter ended June 30, 2002 of $11.9 million was $1.2 million or 9.0% less than the $13.0 million recorded in the corresponding period of 2001. The gross margin earned on services revenue in the first three months of 2002 was 51.0%, compared to 49.4% in the same period in 2001. For the six months ended June 30, 2002, cost of services decreased 9.6% to $23.0 million from $25.4 million in the same period of 2001. As a percentage of service revenue, the gross margin earned on services was 51.5% in the first six months of 2002 consistent with the 48.3% in the same period of 2001.

     Cost of Licenses.  Cost of licenses consists of third party royalties,
     ----------------
amortization of capitalized software and documentation and production costs of our software. Cost of licenses in the three months ended June 30, 2002 was $2.0 million, a 70.1% gross margin on licenses, compared to $2.6 million for the same period of 2001, a 69.9% gross margin on licenses. For the six months ended June 30, 2002, cost of licenses decreased by $9,000 to $4.1 million from the same period of 2001. The gross margin on licenses was 72.2% and 75.3% for the six-month periods ended June 30, 2002 and 2001, respectively.

     Operating Expenses
     ------------------

     General and Administration.  General and administration expense consists
     --------------------------
of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administration expense in the three months ended June 30, 2002 was $8.3 million compared to $9.2 million in the same period of 2001. As a percentage of revenue, general and administration expense was 26.8% for the three months ended June 30, 2002 as compared to 26.9% in the same quarter of 2001. For the six months ended June 30, 2002, general and administration expense decreased 11.9% to $17.3 million from $19.7 million in the comparable period in 2001. As a percentage of total revenue, general and administration expense decreased to 27.9% for the six months ended June 30, 2002 from 29.9% in the six months ended June 30, 2001. The decrease in general and administration expense was principally the result of lower salary and related expenses resulting from a lower average staffing level and reduced professional and legal fees.

     Sales and Marketing.  Sales and marketing expense includes costs
     -------------------
associated with our sales and marketing personnel and product marketing personnel and consists primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses. Sales and marketing expense in the three months ended June 30, 2002 was $5.4 million very slightly less than in the corresponding period of 2001. As a percentage of revenue, sales and marketing expense was 17.4% for the three months ended June 30, 2002 as compared to 15.7% in the same quarter of 2001. For the six months ended June 30, 2002, sales and marketing expense increased by $60,000 to $10.7 million compared to the first half of 2001. As a percentage of total revenue, sales and marketing expense increased to 17.3% for the six months ended June 30, 2002 from 16.2% in the comparable period in 2001. The small increase for the year to date in sales and marketing was due principally to the increase in the sales force in each segment and higher commissions on the increased sales bookings.

     Research and Development.  Research and development expense includes costs
     ------------------------
associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes compensation and benefits expense. Research and development costs for the three months ended June 30, 2002 was $4.0 million compared to $3.6 million in the same period of 2001. As a percentage of revenue, research and development costs were 13.0% for the three months ended June 30, 2002 compared to 10.4% in the same quarter of 2001. For the six months ended June 30, 2002, research and development costs increased 3.7% to $7.6 million from $7.3 million in the first half of 2001. The level of research and development investments increased in the first six months of 2002 with the funding of development for our Affinity(r) Clinical and Quantim(r) products. During the six months ended June 30, 2002, we capitalized $3.8 million in software development costs on products qualifying for capitalization under the definition of technological feasibility compared to $462,000 in the first six months of 2001.

     Amortization, Impairments and Other Operating Charges.  Amortization,
     -----------------------------------------------------
impairments and other operating charges decreased to $972,000 in the three months ended June 30, 2002 from $1.6 million in the same period of 2001. For the six months ended June 30, 2002, this category of expenses decreased to $1.5 million from $3.1 million in the first six months of 2001. The decrease in three and six months ended June 30, 2002, is partially related to our January 1, 2002 adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which
                                  ------------------------------------
eliminates the amortization of goodwill but requires annual impairment testing. As a result, we no longer amortized goodwill during the three and six months ended June 30, 2002, but continued to amortize other intangible assets. Amortization of goodwill accounted for $1.3 million and $2.7 million in the comparable periods in 2001, respectively.

     Additionally, we wrote off in-process research and development costs totaling $400,000 in connection with our acquisition of PDS in June 2002. There were no similar charges during First Quarter 2002 or the corresponding periods of 2001.

     The most significant contributor to other expense during each of the periods presented herein is the continued impairment of our investment in VantageMed Corporation ("VantageMed"). In the three and six-month periods ended June 30, 2002, we recorded additional impairment of VantageMed in the amount of $240,000 and $366,000, respectively, compared with $75,000 in the first six months of 2001. As of June 30, 2002, we own 599,425 shares of VantageMed or 7.0% of its outstanding stock, with a fair value of $210,000.

     The remainder of other expense for the periods herein is related to individually insignificant amounts of investment gains and losses as well as adjustments associated with certain life insurance policies which are generally accounted for under FASB Technical Bulletin ("FTB") 85-4, Accounting for Life
                                                          -------------------
Insurance.
---------

     Other Income (Expense)
     ---------------------

     Interest Expense, Net.  Interest expense, net of interest income, was
     ---------------------
$890,000 and $450,000 in the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, net interest expense was $1.8 million and $1.5 million, respectively. Interest expense is incurred on our Debentures that have a fixed interest rate of 5.25%. Although we redeemed $5.4 million of our Debentures during the three months ended June 30, 2001, the effect of this decrease in interest expense was not fully appreciated as the decline in interest rates earned on our cash and investments from those earned in the comparable periods of 2001 offset interest expense to a lesser degree in 2002.

     Income Taxes
     ------------

     Provision for Income Taxes. There was no provision for income taxes for
     --------------------------
the three and six months ended June 30, 2002. This compares with zero and $81,000 for the three and six months ended June 30, 2001, which results primarily from state and alternative minimum tax liabilities on certain of our legal entities. For financial reporting purposes, a 100% valuation allowance has been recorded against our deferred tax assets under SFAS No. 109, Accounting for Income Taxes.


     Extraordinary Item
     ------------------

     Gain on Redemption of Debentures
     --------------------------------

     During the three months ended June 30, 2001, we repurchased $5.4 million of our subordinated convertible debentures (the "Debentures") on the open market for a total of $3.0 million in cash, resulting in a gain of $2.4 million.


Liquidity And Capital Resources
-------------------------------

     The following section discusses the effects of changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

     Balance Sheet and Cash Flows
     ----------------------------

     Cash and cash equivalents were $20.9 million as of June 30, 2002 and $29.8 million as of December 31, 2001, a decrease of $8.9 million or 29.7% during the period. Cash flows provided by operating activities were $2.9 million for the six months ended June 30, 2002. These amounts primarily resulted from a net loss of $4.3 million for the six months ended June 30, 2002, offset by $3.0 million in non-cash depreciation and amortization charges, $400,000 in write-offs, and a net decrease of $3.8 million in working capital (excluding the change in cash and cash equivalents). Cash outflows for investing activities of $13.6 million primarily reflected the cash outlay of $11.9 million for the purchase of Cascade and PDS and $1.1 million and $366,000 in fixed asset and capitalized software expenditures, respectively. In addition, we issued $1.9 million in common stock as a result of option exercises.

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

     Commitments
     -----------

     As of June 30, 2002, we had $73.7 million in outstanding 5.25% Convertible Subordinated Debentures due 2005 (the "2005 Debt"), which bear interest at 5.25% per annum. On April 16, 2003, we announced that we had executed an agreement with certain of our bondholders to refinance our 2005 Debt. On April 17, 2003, under the terms of the refinance agreement, we issued $71.0 million of our Senior Secured Notes due 2008 (the "2008 Debt"). The proceeds from the issuance of the 2008 Debt were used to repurchase $61.8 million (plus $1.5 million in accrued interest) of the 2005 Debt which became subject to repurchase by us as a result of our delisting from the Nasdaq National Market on March 4, 2003. Accordingly, the net proceeds to us as a result of the issuance of the 2008 Debt less the costs (including fees) associated with the repurchase of the 2005 Debt was $7.6 million, with $11.9 million of the 2005 Debt remaining outstanding. Additionally, the repurchase right on the 2005 Debt remaining outstanding expired on April 17, 2003. The 2008 Debt bears interest at an initial rate of 10% which will be reduced to 9% upon the relisting of QuadraMed's common stock on the Nasdaq SmallCap or National Market and is secured by certain intellectual property of QuadraMed. However, we may be obligated to redeem the 2005 and 2008 debentures earlier than the maturity dates based upon certain events of default occurring as defined within the debenture agreements. These events include, failure to timely repay principal or interest owed on the debentures, default under any other borrowing, and bankruptcy.

     In addition, as of June 30, 2002, we had approximately $34.8 million in minimum operating lease commitments that will be repaid through 2011. Finally, we have a Supplemental Executive Retirement Plan ("SERP") that will require total payments from 2008 through 2027 estimated at $7.8 million. We owe annual premiums of $483,000 on the SERP through 2005 to fund our obligations.


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

Business Risks
--------------

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

     New Accounting Standards May Make Acquisitions Necessary for Our Growth
     -----------------------------------------------------------------------
Less Accretive and Less Attractive.
----------------------------------

     In June 2001, the FASB issued SFAS No. 141, Business Combinations.  The
                                                 ---------------------
statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS
                                                ---------------------
No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises.
        ---------------------------------------------------------------------
From 1993-1999, we completed 28 acquisitions, certain of which were accounted for using the pooling-of-interests methodology, which is no longer acceptable under SFAS 141. Effective June 2001, prospective business combinations are required to be accounted for using purchase accounting. As a result, any amounts paid in excess of fair value of the assets acquired are capitalized and recorded as intangible assets or goodwill whose amortization or impairment may reduce future earnings. Accordingly, future business combinations may be less attractive as our reported generally accepted accounting principles ("GAAP") operating results are likely to be negatively impacted.

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

     The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of June 30, 2002, (in thousands, except average interest rates):


                                       Aggregate     Weighted Average
                                       Fair Value      Interest Rate
                                       ----------      -------------
Cash and cash equivalents:
  Cash                                  $  9,595
  Money Market funds                      11,345           1.64 %
                                        --------
    Total cash and cash equivalents     $ 20,940
                                        ========

Short-term investments:
  Corporate debt securities             $  2,380           1.70 %
                                        --------
    Total short-term investments        $  2,380
                                        ========

Long-term investments:
  Corporate debt securities             $    542           5.48 %
  Debt issued by the U.S. government         680           5.39 %
                                        --------
    Total long-term investments         $  1,222
                                        ========


     As our long-term debt consists solely of our Debentures totaling $73.7 million at June 30, 2002, at a fixed interest rate of 5.25% maturing in 2005, we are not exposed to debt related interest rate risk.

     Performance of Equity Markets
     -----------------------------

     The performance of equity markets can have an effect on our operations, and recent declines in equity markets, if sustained, will have an adverse effect on us related to certain variable life insurance policies in which we have an investment interest.

     Foreign Currency Risk
     ---------------------

     Although we sell our products internationally from time to time, all such transactions are denominated in U.S. Dollars and there is no foreign currency fluctuation risk associated with such sales.

                          PART II. OTHER INFORMATION
                          --------------------------

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

Item 2.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

     We held our annual meeting of shareholders on April 29, 2002. The number of shares issued, outstanding, and eligible to vote as of the record date of May 18, 2002 was 27,086,000. At the meeting, 179 proxies representing 21,584,931 shares, or approximately 80% of the eligible shares, were tabulated. Voting was tabulated as follows:


Proposal 1.  Election of Class III Directors:

                     CLASS III NOMINEES
                     TO HOLD OFFICE
                     UNTIL 2005               FOR          WITHHELD
                     ----------               ---          --------
                    Lawrence P. English    20,101,238      1,482,394
                    Joseph L. Feshbach     21,435,625        148,007



Proposal 2.  Approval of our 2002 Employee Stock Purchase Plan and the
             reservation of 333,450 shares for issuance and its qualification under Section 423 of the Internal Revenue Code of 1986, as amended:

                          FOR      AGAINST      ABSTAIN     NON-VOTE
                          ---      -------      -------     --------
                        21,466,858  60,903      55,871         0



Proposal 3. Ratification of the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending December 31, 2002.


                          FOR      AGAINST      ABSTAIN     NON-VOTE
                          ---      -------      -------     --------
                        21,514,912  62,865       5,855         0



Item 3.  Other Matters
------   -------------

     Extension of Stock Repurchase Program
     -------------------------------------

     In June 2001, our board of directors approved a stock repurchase program, under which we were authorized to repurchase up to 6,000,000 shares of our common stock over the following twelve-month period ("Repurchase Program"). In

July 2002, our board of directors extended the Repurchase Program for an additional twelve months. We intend to buy back our common stock at times when our market value presents opportunities to do so. The Repurchase Program is intended as a means to partially mitigate the dilutive impact of stock options and to provide an alternative investment for our cash. The extent to which we repurchase shares and the timing of such purchases will depend upon market conditions and other corporate considerations. As of June 30, 2002, we had repurchased 200,000 shares of our common stock under the Repurchase Program. The shares were repurchased at an average price of $4.05 and a total purchase price, including acquisition costs, of $821,000, and were recorded as additional paid in capital.

     Corporate Governance Matters
     ----------------------------

     Creation of Nominating and Corporate Governance Committee
     ---------------------------------------------------------

     In July 2002, our board of directors voted to create a Nominating and Corporate Governance Committee ("NCGC"). At the same time, the board of directors elected to the NCGC the following independent directors: Albert E. Greene; F. Scott Gross; E.A. Roskovensky; and Cornelius T. Ryan. In August 2002, the members of the NCGC elected F. Scott Gross to serve as Chairman.

     Certain Relationships and Related Party Transactions
     ----------------------------------------------------

     On June 21, 2002, Lawrence P. English, our Chairman and Chief Executive Officer, resigned from the Compensation Committee of the Board of Directors of Curative Health Services, Inc. ("Curative"), subsequent to the appointment of Joseph L. Feshbach, one of our directors, as Chief Executive Officer. Prior to this time, Mr. Feshbach served only as Chairman of the Board of Curative. Mr. English was re-elected to the Curative Board for a term of one year at the Curative annual meeting of shareholders on May 30, 2002.

Item 4. Exhibits and Reports on Form 8-K
------  --------------------------------

    (a) The following documents are filed as a part of this Quarterly Report on Form 10-Q.

         (i)   Financial Statements.

               The interim condensed consolidated financial statements contained herein.

    (b) Reports filed on Form 8-K during the period of this Quarterly Report on Form 10-Q:

         (i) Form 8-K dated April 5, 2002, reporting a change in independent public accountants.

         (ii) Form 8-K/A dated April 5, 2002, reporting a change in independent public accountants.

         (iii) Form 8-K dated May 22, 2002, reporting listing on the Nasdaq National Market.

         (iv) Form 8-K dated June 11, 2002, reporting the acquisition of Pharmacy Data Systems, Inc.

    (c)  Exhibits:

    The exhibits listed on the accompanying Exhibits Index or incorporated by reference are filed as part of this Quarterly Report on Form 10-Q.

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

                               QUADRAMED CORPORATION


Date:  August 15, 2003                By:      /s/ Lawrence P. English
                                          ----------------------------------
                                          Lawrence P. English
                                          Chairman of the Board
                                          Chief Executive Officer



Date:  August 15, 2003                By:     /s/ Charles J. Stahl
                                          ----------------------------------
                                          Charles J. Stahl
                                          Chief Financial Officer


                                EXHIBIT INDEX

2.1   Securities Purchase Agreement dated as of May 5, 2000, by and among
      QuadraMed Corporation, QuadraMed Operating Corporation, Certain Investors
      and ChartOne, Inc. (6)
2.2   Asset Contribution Agreement dated as of May 3, 2000, by and among
      QuadraMed Corporation, QuadraMed Operating Corporation and ChartOne, Inc.
      (6)
2.3   Asset Purchase Agreement, by and among, QuadraMed Corporation, QuadraMed
      Operating Corporation, OAO Technology Solutions, Inc., and OAO
      Transaction, LLP, dated as of August 16, 2001. (11)
3.1   Amended and Restated Bylaws of QuadraMed. (1)
3.2   Third Amended and Restated Certificate of Incorporation of QuadraMed. (3)
3.3   Amended and Restated Certificate of Incorporation of QuadraMed amended
      January 28, 2002.
4.1   Reference is made to Exhibits 3.4 and 3.5. (1) (3)
4.2   Form of Common Stock certificate. (1)
4.11  Form of Warrant to Purchase Common Stock. (1)
4.15  Subordinated Indenture, dated as of May 1, 1998, between QuadraMed and
      The Bank of New York. (4)
4.16  Officers' Certificate delivered pursuant to Sections 2.3 and 11.5 of the
      Subordinated Indenture. (2)
4.17  Registration Rights Agreement dated April 27, 1998, by and among
      QuadraMed and the Initial Purchasers named therein. (2)
4.18  Form of Global Debenture. (2)
4.19  Form of Certificated Debenture. (2)
4.21  Registration Rights Agreement dated December 23, 1998, by and between
      QuadraMed and the shareholders listed therein. (5)
4.22  Registration Rights Agreement, dated as of March 3, 1999, by and among
      QuadraMed Corporation and the stockholders of The Compucare Company named therein. (4)
10.1  1996 Stock Incentive Plan of QuadraMed. (1)
10.2  1996 Employee Stock Purchase Plan of QuadraMed. (l)
10.3  Summary Plan Description, QuadraMed Corporation 401(k) Plan. (1)
10.4  Form of Indemnification Agreement between QuadraMed and its directors and executive officers. (1)
10.4  Amendment of Separation Agreement effective as of July 31, 2001 between
      James D. Durham and QuadraMed. (12)
10.5  1999 Supplemental Stock Option Plan for QuadraMed. (14)
10.5  Amendment of Employment Agreement dated September 20, 2001 between
      Lawrence P. English and QuadraMed. (13)
10.6  Amendment of Employment Agreement dated September 20, 2001 between
      Michael H. Lanza and QuadraMed. (13)
10.7  Amendment of Employment Agreement dated September 20, 2001 between Dean
      Souleles and QuadraMed. (13)
10.8  Amendment of Employment Agreement dated September 20, 2001 between Mark
      N. Thomas and QuadraMed. (13)
10.9  Amendment of Employment Agreement dated September 20, 2001 between
      Michael S. Wilstead and QuadraMed. (13)
10.64 Separation Agreement dated June 12, 2000, between James D. Durham and
      QuadraMed. (7)
10.65 Separation Agreement dated June 12, 2000, between John V. Cracchiolo and
      QuadraMed. (7)
10.66 Employment Agreement dated June 12, 2000, between Lawrence P. English and
      QuadraMed. (7)
10.67 Employment Agreement dated May 12, 2000, between Mark Thomas and
      QuadraMed. (7)
10.67 Employment Agreement dated August 16, 2000, between Dean Souleles and
      QuadraMed. (9)
10.68 Employment Agreement dated September 18, 2000, between Michael H. Lanza and QuadraMed. (8)
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
