Form 10-Q
period 2002-09-30
QUADRAMED CORP
filed 2003-08-15
CIK 1018833

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

               FOR THE QUARTERLY PERIOD ENDED September 30, 2002

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



                            QUADRAMED CORPORATION
                             REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                              TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

          Interim Condensed Consolidated Balance Sheets as of
            September 30, 2002 and December 31, 2001.....................   2

          Interim Condensed Consolidated Statements of Operations for
            the three and nine months ended September 30, 2002 and 2001..   3

          Interim Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 2002 and 2001................   4

          Notes to Interim Condensed Consolidated Financial Statements...   5

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................  16

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  35

Item 4. Controls and Procedures..........................................  35


                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings................................................  36

Item 2. Submission of Matters to Vote of Securities Holders..............  37

Item 3. Other Matters....................................................  37

Item 4. Exhibits and Reports on Form 8-K.................................  37

Signatures...............................................................  38


                       PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements (unaudited)
------  -------------------------------

                            QUADRAMED CORPORATION
               INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                                (unaudited)



                                                     September 30, December 31,
                            ASSETS                       2002         2001
                                                       --------     --------
Current assets
  Cash and cash equivalents                           $  21,795    $  29,799
  Short-term investments                                  2,380        2,414
  Accounts receivable, net of allowance for doubtful
    accounts of $4,061 and $4,239, respectively          27,935       33,165
  Unbilled receivables                                    3,426        3,825
  Notes and other receivables                                23          282
  Prepaid expenses and other current assets               7,743        7,285
                                                      ---------    ---------
    Total current assets                                 63,302       76,770
                                                      ---------    ---------

Restricted cash                                           4,448        4,356
Property and equipment, net of accumulated
  depreciation and amortization of $15,528 and
  $12,634, respectively                                   6,739        7,323
Capitalized software development costs, net of
  accumulated amortization of $7,113 and $6,511,
  respectively                                            6,205        6,214
Goodwill                                                 23,508       14,721
Other intangible assets, net of accumulated
  amortization of $12,643 and $10,784, respectively       9,947        8,634
Other long-term assets                                    6,952        7,115
                                                      ---------    ---------
    Total assets                                      $ 121,101    $ 125,133
                                                      =========    =========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable and accrued expenses               $   2,376    $     893
  Accrued payroll and related                             4,762        6,402
  Other accrued liabilities                               6,734        6,245
  Deferred revenue                                       38,950       30,721
                                                      ---------    ---------
    Total current liabilities                            52,822       44,261

Convertible subordinated debentures                      73,719       73,719
Other long-term liabilities                               3,644        2,932
                                                      ---------    ---------
    Total liabilities                                   130,185      120,912

Stockholders' equity (deficit)
  Preferred stock, $0.01 par, 5,000 shares authorized,
    zero shares issued and outstanding                       --           --
  Common stock, $0.01 par, 50,000 shares authorized,
    26,957 and 26,493 shares issued and outstanding,
    respectively                                            270          265
  Additional paid-in-capital                            275,547      273,320
  Deferred compensation                                  (1,022)      (1,085)
  Accumulated other comprehensive loss                     (285)        (468)
  Accumulated deficit                                  (283,594)    (267,811)
                                                      ---------    ---------
    Total stockholders' equity (deficit)                 (9,084)       4,221
                                                      ---------    ---------
    Total liabilities and stockholders' equity
     (deficit)                                        $ 121,101    $ 125,133
                                                      =========    =========

    The accompanying notes are an integral part of these interim condensed consolidated financial statements.


                            QUADRAMED CORPORATION
           INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share amounts)
                                   (unaudited)

                                        Three months ended  Nine months ended
                                           September 30,       September 30,
                                        ------------------  ------------------
                                          2002       2001      2002      2001
                                          ----       ----      ----      ----
Revenue
  Services                              $ 23,045  $ 26,808  $ 70,397  $ 75,936
  Licenses                                 7,133     7,696    21,953    24,427
                                        --------  --------  --------  --------
    Total revenue                         30,178    34,504    92,350   100,363
                                        --------  --------  --------  --------
Cost of revenue
  Cost of services                        13,539    12,167    36,496    37,578
  Cost of licenses                         2,150     1,759     6,266     5,884
                                        --------  --------  --------  --------
    Total cost of revenue                 15,689    13,926    42,762    43,462
                                        --------  --------  --------  --------
    Gross margin                          14,489    20,578    49,588    56,901
                                        --------  --------  --------  --------
Operating expenses
  General and administration              13,153    10,803    30,469    30,464
  Sales and marketing                      6,016     4,987    16,744    15,654
  Research and development                 4,706     3,531    12,289    10,840
  Amortization, impairment and other
    operating charges                        773     5,142     2,258     8,254
                                        --------  --------  --------  --------
    Total operating expenses              24,648    24,463    61,760    65,212
                                        --------  --------  --------  --------
    Loss from operations                 (10,159)   (3,885)  (12,172)   (8,311)
                                        --------  --------  --------  --------
Other income (expense)
  Interest expense                        (1,066)   (1,492)   (3,192)   (4,777)
  Interest income                            144       367       521     2,118
  Gain on sale of assets                      --     7,088        --     7,032
  Other income (expense), net               (375)     (272)     (940)     (192)
                                        --------  --------  --------  --------
    Other income (expense)                (1,297)    5,691    (3,611)    4,181
                                        --------  --------  --------  --------
Income (loss) before income taxes and
  extraordinary item                     (11,456)    1,806   (15,783)   (4,130)

Provision for income taxes                    --        --        --       (81)
                                        --------  --------  --------  --------
Income (loss) before extraordinary item  (11,456)    1,806   (15,783)   (4,211)

Gain on redemption of debentures              --    10,505        --    12,907
                                        --------  --------  --------  --------
Net income (loss)                       $(11,456) $ 12,311  $(15,783) $  8,696
                                        ========  ========  ========  ========

Income (loss) per share
Basic before extraordinary item         $  (0.43) $   0.07  $  (0.60) $  (0.16)
Extraordinary item                            --      0.41        --      0.50
                                        --------  --------  --------  --------
Basic after extraordinary item          $  (0.43) $   0.48  $  (0.60) $   0.34
                                        ========  ========  ========  ========

Diluted before extraordinary item       $  (0.43) $   0.07  $  (0.60) $  (0.16)
Extraordinary item                            --      0.39        --      0.50
                                        --------  --------  --------  --------
Diluted after extraordinary item        $  (0.43) $   0.46  $  (0.60) $   0.34
                                        ========  ========  ========  ========

Weighted average shares outstanding
Basic                                     26,950    25,403    26,390    25,560
                                        ========  ========  ========  ========
Diluted                                   26,950    27,057    26,390    25,560
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


                            QUADRAMED CORPORATION
          INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                         Nine months ended
                                                           September 30,
                                                   ----------------------------
                                                         2002         2001
                                                       --------     --------
Cash provided by operating activities                  $  5,830     $ 11,590
                                                       --------     --------

Cash flows from investing activities
  Increase in restricted cash                               (92)          --
  Purchase of available-for-sale securities                (367)        (511)
  Proceeds from the sale of available-for-sale
    securities                                              316       12,730
  Acquisitions of businesses                            (11,930)          --
  Decrease in restricted cash                                --        1,079
  Purchase of property and equipment                     (1,508)      (1,944)
  Proceeds from sale of assets                               --        8,124
  Payments for capitalized software development costs    (1,700)      (1,185)
                                                       --------     --------
    Cash (used in) provided by investing activities     (15,281)      18,293
                                                       --------     --------

Cash flows from financing activities
  Repayments of debt                                       (438)     (28,471)
  Purchases of treasury stock                                --         (821)
  Proceeds from exercise of common stock options          1,885          323
                                                       --------     --------
    Cash provided by (used in) financing activities       1,447      (28,969)
                                                       --------     --------

Net (decrease) increase in cash and cash equivalents     (8,004)         914
Cash and cash equivalents, beginning of period           29,799       27,368
                                                       --------     --------
Cash and cash equivalents, end of period               $ 21,795     $ 28,282
                                                       ========     ========


    The accompanying notes are an integral part of these interim condensed consolidated financial statements.


                            QUADRAMED CORPORATION
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2002


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


2.   QUADRAMED CORPORATION AND BASIS OF PRESENTATION
     -----------------------------------------------

     Unaudited Interim Results
     -------------------------

     The condensed consolidated financial statements at September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The interim financial information is unaudited, but reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of QuadraMed's condensed consolidated financial position, operating results, and cash flows for the interim periods. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

     These condensed consolidated financial statements have been prepared in accordance with the instructions for a report on Form 10-Q as required by the SEC, and therefore, do not include all information and notes normally provided in annual financial statements. As a result, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in QuadraMed's annual report on Form 10-K/A for the fiscal year ended December 31, 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for the fiscal year ending December 31, 2002 or any other further periods.

     Reclassifications
     -----------------

     Adoption of EITF No. 01-14
     --------------------------

     Certain reclassifications have been made to the 2001 interim condensed consolidated financial statements to conform to the 2002 presentation. Specifically, the September 30, 2001, financial statements have been reclassified to comply with Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") No. 01-14, Income Statement Characterization of Reimbursements for 'Out-of-Pocket' Expenses Incurred. As such, QuadraMed has reclassified prior year amounts to include billable out-of-pocket reimbursable expenses in both license and service revenues and cost of licenses and services, respectively. The adoption of EITF No. 01-14 does not impact either income (loss) from operations or net income (loss) but does increase revenue and cost of revenues and reduces gross margin percentages as shown in the following tables:

                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             September 30, 2002

                           Three months ended             Nine months ended
                             September 30, 2001          September 30, 2001
                        -------------------------- ---------------------------
                        Services Licenses   Total     Services Licenses  Total
                        -------- --------   -----     -------- --------  -----
Revenue
  Reported revenue      $26,808  $ 7,696  $34,504   $75,936  $24,427  $100,363
  Less impact of EITF
    No. 01-14               839      264    1,103     2,773      702     3,475
                        -------  -------  -------   -------  -------  --------
  Pro-forma revenue     $25,969  $ 7,432  $33,401   $73,163  $23,725  $ 96,888
                        =======  =======  =======   =======  =======  ========
Cost of revenue
  Reported cost of
    revenue             $12,167  $ 1,759  $13,926   $37,578  $ 5,884  $ 43,462
  Less impact of EITF
    No. 01-14               839      264    1,103     2,773      702     3,475
                        -------  -------  -------   -------  -------  --------
Pro-forma cost of
  revenue               $11,328  $ 1,495  $12,823   $34,805  $ 5,182  $ 39,987
                        =======  =======  =======   =======  =======  ========

Gross margin percentage
  Reported gross margin
    percentage             54.6%    77.1%    59.6%     50.5%    75.9%     56.7%
  Impact of EITF
    No. 01-14               1.8      2.8      2.0       1.9      2.3       2.0
                        -------  -------  -------   -------  -------  --------
Pro-forma gross margin
  percentage               56.4%    79.9%    61.6%     52.4%    78.2%     58.7%
                        =======  =======  =======   =======  =======  ========


     Change In Classification Of Certain Service and License Revenues And
     --------------------------------------------------------------------
Related Costs
-------------

     In previously reported periods, the Company's license revenue and associated cost of license revenue included in the Statement of Operations consisted of fees for the licensing of the Company's software products, hardware, maintenance, hosted services, customer training and consulting services. In these Interim Condensed Consolidated Statements of Operations, license revenue and cost of license revenue for both 2002 and 2001 have been reclassified to include only fees and costs, respectively associated with the licensing of the Company's software products. The table below presents the impact of the reclassification of licenses and services for the three and nine-month periods ended September 30, 2001 (in thousands):

                             Three months ended          Nine months ended
                                September 30,              September 30,
                          -------------------------  --------------------------
                             2001         2001          2001         2001
                                     (Reclassified)            (Reclassified)
                             ----    ------------       ----    -------------
Revenue
  Services                 $ 11,656     $ 26,808      $ 34,120      $ 75,936
  Licenses                   22,848        7,696        66,243        24,427
                           --------     --------      --------      --------
                           $ 34,504     $ 34,504      $100,363      $100,363
                           ========     ========      ========      ========

Cost of revenue
  Services                 $  8,500     $ 12,167      $ 26,196      $ 37,578
  Licenses                    5,426        1,759        17,266         5,884
                           --------     --------      --------      --------
                           $ 13,926     $ 13,926      $ 43,462      $ 43,462
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

                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             September 30, 2002


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

                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             September 30, 2002


be displayed in tabular format within a Company's summary of significant accounting policies. The disclosure provisions of SFAS 148 are effective for fiscal years ending after December 5, 2002 and have been incorporated into these financial statements and accompanying footnotes.

4.   ACQUISITIONS AND DIVESTITURES
     -----------------------------

     Acquisitions
     ------------

     Acquisition of Outstanding Shares of Pharmacy Data Systems, Inc.
     ----------------------------------------------------------------

     On June 11, 2002, QuadraMed acquired all of the outstanding shares of Pharmacy Data Systems, Inc. ("PDS"), a leader in advanced pharmacy, nursing, and physician information systems, for $10.7 million, assumed liabilities of $1,237,000 and acquisition costs of $262,000. The interim condensed consolidated financial statements include the results of operations of PDS since June 11, 2002. In connection with this acquisition, QuadraMed recorded an in-process research and development charge of $400,000.

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


     Acquisition of the Assets of Cascade Health Information Software, Inc.
     ----------------------------------------------------------------------

     On May 31, 2002, QuadraMed acquired the assets of Cascade Health Information Software, Inc., ("Cascade") a leading provider of software for the coding and abstracting of patient medical records, which was a subsidiary of Transcend Services, Inc. for $935,000, assumed liabilities of $346,000 and acquisition costs of $33,000. The purchase price was allocated $882,000 to goodwill, $222,000 to intangible assets (including maintenance agreements and existing technology), and $210,000 to other tangible net assets. Cascade is included within the HIMS Software Segment of QuadraMed.

     Pro forma results of operations for these business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.

     Divestitures
     ------------

     Sale of EZ-CAP Assets
     ---------------------

     On August 16, 2001, QuadraMed and its wholly-owned subsidiary, QuadraMed Operating Corporation, entered into an asset purchase agreement for the sale of certain assets and related products used to conduct the EZ-CAP managed care software business to OAO Transition, LLC, a Delaware limited liability company ("OAO Transition"), and OAO Technology Solutions, Inc., a Delaware corporation (individually and collectively "OAO"). The transaction closed on August 31,

                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             September 30, 2002


2001. QuadraMed received net proceeds from the sale of $8.1 million and recorded a gain of $7.1 million during 2001. In addition, as part of the agreement, QuadraMed received $1.5 million in payments based on EZ-CAP's revenue growth and customer retention following the close of the transaction which was recorded as an additional gain on sale in October 2002. Income associated with the EZ-CAP operations for the three and nine months ended September 30, 2001 was $69,000 and $1.6 million, respectively.


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

5.   IMPAIRMENT OF INVESTMENT IN MARKETABLE SECURITIES
     -------------------------------------------------

     In compliance with SFAS No. 115, Accounting for Certain Debt and Equity
                                      --------------------------------------
Investments, and internal policy, QuadraMed recorded an impairment charge in
-----------
 December 2000 of $4.1 million to the VantageMed Corporation ("VantageMed") investment to its then fair market value. In the nine-month period ended September 30, 2002, QuadraMed recorded additional impairment charges totaling $443,000. The additional charges result from the continuing decline in VantageMed's stock price, its deteriorating cash position, instability in management, and the non-liquid market for VantageMed shares. As of September 30, 2002, QuadraMed owns 599,425 shares of VantageMed or 7.1% of its outstanding stock, with a fair value of $108,000.

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

                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             September 30, 2002


     The following schedule shows the Company's reported net income (loss) for periods prior to the adoption of SFAS No. 142 as adjusted to add back goodwill amortization as if SFAS No. 142 had been adopted during these periods (in thousands, except per share data):


                                                 Three months    Nine months
                                                     ended          ended
                                                 September 30,  September 30,
                                                     2001           2001
                                                     ----           ----
Income (loss) before extraordinary item          $    1,806      $   (4,211)
  Add back: goodwill amortization                     1,318           3,981
                                                 ----------      ----------
Adjusted income (loss) before extraordinary item $    3,124      $     (230)
                                                 ==========      ==========

Reported net income                              $   12,311      $    8,696
  Add back: goodwill amortization                     1,318           3,981
                                                 ----------      ----------
Adjusted net income                              $   13,629      $   12,677
                                                 ==========      ==========

Basic income (loss) per share before
  extraordinary item
    Income (loss) per share                      $     0.07      $    (0.16)
    Goodwill                                           0.05            0.16
                                                 ----------      ----------
Adjusted income per share before
  extraordinary item                             $     0.12      $       --
                                                 ==========      ==========

Diluted income (loss) per share before
  extraordinary item
  Income (loss) per share                        $     0.07      $    (0.16)
  Goodwill                                             0.05            0.16
                                                 ----------      ----------
Adjusted income per share before
  extraordinary item                             $     0.12      $       --
                                                 ==========      ==========

Basic income per share
  Income per share                               $     0.48      $     0.34
  Goodwill                                             0.05            0.16
                                                 ----------      ----------
Adjusted income per share                        $     0.53      $     0.50
                                                 ==========      ==========

Diluted income per share
  Income per share                               $     0.46      $     0.34
  Goodwill                                             0.05            0.16
                                                 ----------      ----------
Adjusted income per share                        $     0.51      $     0.50
                                                 ==========      ==========

                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             September 30, 2002


     Except for capitalized software development costs, other intangible assets are amortized on a straight-line basis over a period of five to ten years. Capitalized software development costs are amortized on a straight-line basis generally over a period of five years. These assets are reviewed annually for impairment and written down to net realizable value, if necessary, in accordance with SFAS No. 144, Impairment of Long-Lived Assets.
                              -------------------------------

     Amortization of other intangible assets, including capitalized software development costs, for the three months ended September 30, 2002 and 2001 was $1.4 million and $453,000, respectively. Amortization of intangibles for the nine months ended September 30, 2002 and 2001 was $3.5 million and $1.8 million, respectively. Goodwill amortization included in the amounts for the three and nine months ended September 30, 2001 was $933,000 and $3.6 million, respectively.

7.   NET INCOME (LOSS) PER SHARE
     ---------------------------

     Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income
(loss) by the sum of the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) and convertible subordinated debentures (using the as-converted method). Common equivalent shares are excluded from the diluted computation only if their effect is anti-dilutive. As QuadraMed recorded a net loss before extraordinary item for each of the three and nine months ended September 30, 2002, and the nine months ended September 30, 2001, no common equivalent shares are included in the diluted weighted average common shares for those periods.

     The following table sets forth the computation of the number of weighted average common and common equivalent shares used in diluted net income per share for the three months ended September 30, 2001 (in thousands):

                                                   Three months ended
                                                   September 30, 2001
                                                   ------------------
Weighted average common shares outstanding                25,403
  Effect of dilutive stock options and warrants            1,654
                                                        --------
Weighted average common and common equivalent shares      27,057
                                                        ========


8.   COMPREHENSIVE INCOME (LOSS)
     ---------------------------
     The components of comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 are as follows (in thousands):

                                        Three months ended   Nine months ended
                                           September 30,       September 30,
                                        ------------------  ------------------
                                          2002       2001      2002      2001
                                          ----       ----      ----      ----
Net income (loss)                       $(11,456) $ 12,311  $(15,783) $  8,696
Unrealized gain on available-for-sale
  securities, net of taxes                    47        26        28        27
Amortization of unrecognized pension
  costs, net of taxes                         52       669       155       783
                                        --------  --------  --------  --------
Comprehensive income (loss)             $(11,357) $ 13,006  $(15,600) $  9,506
                                        ========  ========  ========  ========


                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             September 30, 2002


9.   SEGMENT REPORTING
     -----------------

     QuadraMed aligns its operations into four business segments for management reporting purposes. These segments are based on product functionality and shared target markets. This alignment allows management to more accurately measure financial performance by product/division and to establish greater management accountability. QuadraMed's business segments are (i) the Enterprise Division, (ii) the Health Information Management Software Division,
(iii) the Health Information Management Services Division, and (iv) the Financial Services Division. QuadraMed reports the Enterprise Division, the Health Information Management Software Division, the Health Information Management Services Division, and the Financial Services Division as reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies described in the Notes to the Financial Statements contained in QuadraMed's 2001 Restated and Amended Annual Report on Form 10-K/A. The financial results for these operating segments for prior periods have been reclassified on an estimated basis to conform to the current period presentation.

     Results of operations for these business segments are provided to QuadraMed's Chief Operating Decision Maker (CODM), who is the Chairman of the Board and Chief Executive Officer.

                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             September 30, 2002


     Summary financial data by business segment as reported to the CODM is presented below for the three and nine months ended September 30, 2002 and 2001 (in thousands):


                              Three months ended September 30, 2002
                  -------------------------------------------------------------
                                  HIM      HIM    Financial        Consolidated
   Description       Enterprise Software Services Services Other (1)   Total
-----------------    ---------- -------- -------- -------- ---------   -----
Total revenues        $ 15,343  $ 7,164  $ 4,587  $ 2,181  $   903   $ 30,178

Gross margin (loss)(2)$ 10,580  $ 3,182  $ 1,269  $   644  $(1,186)  $ 14,489

Interest income
  (expense), net      $   (315) $  (213) $   (68) $   (25) $  (301)  $   (922)

Segment assets        $ 40,374  $35,188  $ 9,324  $ 4,959  $31,256   $121,101

Total depreciation
  and amortization(3) $    574  $ 1,113  $    37  $   146  $   787   $  2,657

-------------------------

(1) Other includes specialty products, non-allocated expenses for bad debt, legal costs, restructuring charges, and divested product lines.
(2) Gross margin represents segment results before interest, taxes, and corporate overhead allocations.
(3) Total depreciation and amortization is comprised of equipment depreciation and capitalized software amortization reflected in gross margin, debt-offering costs as reflected in interest expense, and amortization of other intangibles, excluding capitalized software development costs, which are reflected separately in the above schedule.

                              Three months ended September 30, 2001 (4)
                  -------------------------------------------------------------
                                  HIM      HIM    Financial        Consolidated
   Description       Enterprise Software Services Services Other (1)   Total
-----------------    ---------- -------- -------- -------- ---------   -----
Total revenues        $ 15,238  $ 7,302  $ 4,749   $ 4,473  $ 2,742   $ 34,504

Gross margin (loss)(2)$  9,758  $ 5,349  $   649   $ 3,322  $ 1,500   $ 20,578

Interest income
  (expense), net      $   (333) $  (351) $   (94)  $   (64) $  (283)  $ (1,125)

Segment assets        $ 28,337  $33,063  $ 9,928   $ 6,092  $43,724   $121,144

Total depreciation
  and amortization(3) $    606  $ 1,521  $   312   $   184  $   417   $  3,040
----------------------------

(1) Other includes specialty products, non-allocated expenses for bad debt, legal costs, restructuring charges, and divested product lines including $1.3 million in revenues for EZ-CAP.
(2) Gross margin represents segment results before interest, taxes, and corporate overhead allocations.
(3) Total depreciation and amortization is comprised of equipment depreciation and capitalized software amortization reflected in gross margin, debt-offering costs as reflected in interest expense, and goodwill and amortization of other intangibles, excluding capitalized software development costs, which are reflected separately in the above schedule.
(4) September 30, 2001 results have been reclassified to reflect the current period business segment presentation.

                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             September 30, 2002

                              Nine months ended September 30, 2002
                  -------------------------------------------------------------
                                  HIM      HIM    Financial        Consolidated
   Description       Enterprise Software Services Services Other (1)   Total
-----------------    ---------- -------- -------- -------- ---------   -----
Total revenues        $ 46,194  $21,004  $ 13,278  $ 8,667  $  3,207  $ 92,350

Gross margin (loss)(2)$ 30,365  $11,847  $  3,217  $ 4,335  $   (176) $ 49,588

Interest income
  (expense), net      $   (862) $  (702) $   (201) $  (106) $   (800) $ (2,671)

Segment assets        $ 40,374  $35,188  $  9,324  $ 4,959  $ 31,256  $121,101

Total depreciation
  and amortization(3) $  1,250  $ 2,760  $    106  $   405  $  2,628  $  7,149
-----------------------------

(1) Other includes specialty products, non-allocated expenses for bad debt, legal costs, restructuring charges and divested product lines.
(2) Gross margin represents segment results before interest, amortization of intangibles, taxes, and corporate overhead allocations.
(3) Total depreciation and amortization is comprised of equipment depreciation and capitalized software amortization reflected in gross margin, debt-offering costs as reflected in interest expense and amortization of other intangibles, excluding capitalized software development costs, which are reflected separately in the above schedule.

                              Nine months ended September 30, 2001 (4)
                  -------------------------------------------------------------
                                  HIM      HIM    Financial        Consolidated
   Description       Enterprise Software Services Services Other (1)   Total
-----------------    ---------- -------- -------- -------- ---------   -----
Total revenues        $43,827   $19,923  $15,481   $10,745  $10,387   $100,363

Gross margin (loss)(2)$25,920   $13,659  $ 3,680   $ 7,259  $ 6,383   $ 56,901

Interest income
  (expense), net      $  (606)  $  (715) $  (218)  $  (134) $  (986)  $ (2,659)

Segment assets        $28,337   $33,063  $ 9,928   $ 6,092  $43,724   $121,144

Total depreciation
  and amortization(3) $ 1,738   $ 4,507  $   946   $   527  $ 1,718   $  9,436

-------------------------------

(1) Other includes specialty products, non-allocated expenses for bad debt, legal costs, restructuring charges and divested product lines including $5.4 million in revenues for EZ-CAP.
(2) Gross margin represents segment results before interest, amortization of intangibles, taxes, and corporate overhead allocations.
(3) Total depreciation and amortization is comprised of equipment depreciation and capitalized software amortization reflected in gross margin, debt-offering costs as reflected in interest expense, and goodwill and amortization of other intangibles, excluding capitalized software development costs, which are reflected separately in the above schedule.
(4) September 30, 2001 results have been reclassified to reflect the current period business segments presentation.


10.  MAJOR CUSTOMERS
     ---------------

     For the three and nine months ended September 30, 2002 and 2001, no single customer accounted for more than 10% of total revenues however, for the three and nine months ended September 30, 2002 and 2001 sales to the U. S. government accounted for 25.1% and 22.8% respectively of HIM Software Division revenues.

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

                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                             September 30, 2002


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

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

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

     The following table of interim condensed consolidated statement of operations data summarizes the effects of the restatement for the three and nine-month periods ended September 30, 2001 (in thousands, except per share amounts):

                                Three months ended        Nine months ended
                                September 30, 2001        September 30, 2001
                             ------------------------ -------------------------
                             (As Reported) (Restated) (As Reported) (Restated)
Revenue (1)                    $  33,138     $ 34,504    $  94,539    $100,363
Gross margin (1)               $  23,534     $ 20,578    $  64,193    $ 56,901
Income (loss) from operations  $   2,634     $ (3,885)   $     211    $ (8,311)
Loss from continuing operations$  (2,076)    $     --    $  (6,922)   $     --
Net income                     $  15,411     $ 12,311    $  14,140    $  8,696
Basic net income per share     $    0.60     $   0.48    $    0.55    $   0.34
Diluted net income per share   $    0.60     $   0.46    $    0.55    $   0.34
Comprehensive income           $  15,426     $ 13,006    $  14,080    $  9,506
-----------------------------

(1) Restated amounts for the three and nine months ended September 30, 2001 include $1.3 million and $6.4 million in revenue, respectively, $625,000 and $2.0 million in cost of revenue, respectively, from operations that were previously reported as discontinued operations.

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

     Intangible Assets
     -----------------

     Goodwill.  In June 2001, the FASB issued Financial SFAS No. 142, Goodwill
     --------                                                         --------
and Other Intangible Assets, effective for fiscal years beginning after
---------------------------
December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are to be separately disclosed on the balance sheet, and no longer amortized but subject to annual impairment tests. With the adoption of SFAS 142, we ceased amortization of goodwill as of January 1, 2002. Prior to this point, goodwill was amortized using the straight-line method over its estimated useful life.

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

     Capitalized Software.  Software development costs are capitalized upon the
     --------------------
establishment of technological feasibility. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise
------------------------------------------------------------------------------
Marketed, we establish technological feasibility upon completion of a detailed
--------
program design determined on a project-by-project basis, which substantiates that the computer software product can be produced in accordance with its design specifications. Software development costs are capitalized based upon an assessment of their recoverability. This assessment requires considerable judgment by management with respect to various factors, including, but not limited to, anticipated future gross margins, estimated economic lives, and changes in software and hardware technology. Amortization is based on the greater of the ratio that current revenues bear to the total and anticipated future revenues for the applicable product, or the straight-line method over the remaining estimated economic life of the product, generally five years, and is charged to cost of licenses.

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

Results of Operations
---------------------

     Revenue
     -------

     Services.  Service revenue consists of consulting, maintenance,
     --------
installation, hardware, reimbursable expenses and other service revenue. Service revenue was $23.0 million in the three months ended
September 30, 2002, a decrease of $3.8 million, or 14.0% from $26.8 million for the corresponding period of 2001. For the nine months ended September 30, 2002, service revenue decreased $5.5 million, or 7.3% to $70.4 million from $75.9 million in the corresponding period of 2001.

     Licenses.  License revenue consists of license and third-party software
     --------
sales. License revenue in the three months ended September 30, 2002 was $7.1 million, a decrease of $563,000 or 7.3% from $7.7 million in the corresponding period of 2001. For the nine months ended September 30, 2002, license revenue was $21.9 million compared to $24.4 million in the first nine months of 2001. License revenue for the nine months ended September 30, 2001 included $5.4 million of revenue from EZ-CAP. On a comparative basis, license revenue for the first nine months of 2002 increased $2.9 million, or approximately 15%.

     Cost of Revenue
     ---------------

     Cost of Services.  Cost of services consists of salaries and related
     ----------------
expenses associated with services performed for customer support and consulting services as well as third-party hardware costs. Cost of services for the quarter ended September 30, 2002 of $13.5 million was $1.4 million greater than the $12.2 million in the corresponding period of 2001. The gross margin earned on services revenue in 2002 was 41.2%, compared to 54.6% in the same quarter of 2001. For the nine months ended September 30, 2002, cost of services decreased 2.9% to $36.5 million from $37.6 million in the same period of 2001. As a percentage of service revenue, the gross margin earned on services was 48.2% in the first nine months of 2002 compared with 50.5% in the same period of 2001. As fixed costs did not decrease as significantly as revenues for the comparative periods, gross margin percentages are down.

     Cost of Licenses.  Cost of licenses consists of third party royalties,
     ----------------
amortization of capitalized software and documentation and production costs of our software. Cost of licenses in the three months ended September 30, 2002 was $2.2 million, a 69.9% gross margin on licenses, compared to $1.8 million and 77.1% gross margin on licenses, for the same period of 2001. For the nine months ended September 30, 2002, cost of licenses increased by 6.5% to $6.3 million from $5.9 million for the same period of 2001. The gross margin on licenses was 71.5% in the first nine months of 2002 compared to 75.9% in the corresponding period of 2001. The nine months ended September 30, 2001 included revenue and associated expenses from the EZ-CAP product line that was sold in August 2001.

     Operating Expenses
     ------------------

     General and Administration.  General and administration expense consists
     --------------------------
of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administration expense in the three months ended September 30, 2002 was $13.2 million compared to $10.8 million in the same period of 2001. As a percentage of revenue, general and administration expense was 43.6% for the three months ended September 30, 2002 as compared to 31.3% in the same quarter of 2001. For the nine months ended September 30, 2002, general and administration expense remained consistent at $30.5 million with the same period in 2001. As a percentage of total revenue, general and administration expense increased to 33.0% for the nine months ended September 30, 2002 from 30.4% in the first nine months of 2001.

     Sales and Marketing.  Sales and marketing expense includes costs
     -------------------
associated with our sales and marketing personnel and product marketing personnel and consists primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses. Sales and marketing expense in the three months ended September 30, 2002 was $6.0 million compared to $5.0 million in the corresponding period of 2001. As a percentage of revenue, sales and marketing expense was 19.9% for the three months ended September 30, 2002 as compared to 14.5% in the same quarter of 2001. For the nine months ended September 30, 2002, sales and marketing expense increased 7.0% to $16.7 million from $15.7 million in the first nine months of 2001. As a percentage of total revenue, sales and marketing expense increased to 18.1% for the nine months ended September 30, 2002 from 15.6% in the first nine months of 2001. The increase in sales and marketing was due principally to an increase in personnel and other operating expenses primarily driven by increased revenues in the Enterprise Division.

     Research and Development.  Research and development expense includes costs
     ------------------------
associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes compensation and benefits expense. Research and development costs for the three months ended September 30, 2002 were $4.7 million compared to $3.5 million in the same period of 2001. As a percentage of revenue, research and development costs were 15.6% for the three months ended September 30, 2002 compared to 10.2% in the same quarter of 2001. For the nine months ended September 30, 2002 and 2001, research and development costs increased 13.4% to $12.3 million. The level of research and development investments increased in the first nine months of 2002 with the funding of development for our Affinity Clinical and Quantim products. During the first nine months of 2002, we capitalized $2.5 million in development costs on products qualifying for capitalization under the definition of technological feasibility compared to $345,000 of capitalized development costs in the corresponding period of 2001.

     Amortization, Impairment and Other Operating Charges.  Amortization of
     ----------------------------------------------------
intangible assets decreased to $773,000 in the three months ended September 30, 2002 from $5.1 million in the same period of 2001. For the nine months ended September 30, 2001, amortization of intangible assets decreased to $2.3 million from $8.3 million in the first nine months of 2001. The reduction in amortization of intangible assets in the first nine months of 2002 primarily resulted from our January 1, 2002 adoption of SFAS No. 142 which eliminates the amortization of goodwill but requires annual impairment testing. As a result, we no longer amortized goodwill during the three and nine months ended September 30, 2002, but continued to amortize other intangible assets. There were no impairment charges recognized for the nine months ended September 30, 2002 and 2001.

     Additionally, we wrote off in-process research and development costs in the nine months ended September 30, 2002 totaling $400,000 associated with our acquisition of PDS in June 2002. There were no corresponding charges in the same period of 2001.

     The three and nine months ended September 30, 2001, also included a $3.6 million charge related to a convertible promissory note from Purkinje. As part of a recapitalization plan, Purkinje exchanged preferred stock for all of its outstanding convertible promissory notes. We believed that the value of this preferred stock was zero and, accordingly, we recorded a $3.6 million charge in Third Quarter 2001.

     Other Income (Expense)
     ---------------------

     Interest Expense, Net.  Interest expense, net of interest income, was
     ---------------------
$922,000 and $1.1 million in the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, net interest expense was $2.7 million in each period. The increase in net interest expense from period to period primarily reflects the effect of a decline in interest rates earned on cash and investments.

     Gain on Sale of Assets.  During the nine months ended September 30, 2001,
     ----------------------
we sold the business assets related to our EZ-CAP product line, resulting in a gain of $7.1 million.

     Other Income (Expense), Net.  Other expense, net of other income, was
     ---------------------------
$375,000 for the three months ended September 30, 2002 compared with $272,000 in the same period of 2001. For the nine months ended September 30, 2002, net other expense was $940,000 compared with $192,000 in the first nine months of 2001. The most significant contributor to other expense during the three and nine-month periods ended September 30, 2002 is the continued impairment of our investment in VantageMed Corporation ("VantageMed"). For the nine-month period in 2002, charges totaling $467,000 have been recorded for impairment of this investment compared with $85,000 in the first nine months of 2001.

     Income Taxes
     ------------

     Provision for Income Taxes.  There was no provision for income taxes for
     --------------------------
the three months ended September 30, 2002 and 2001. For the nine months ended September 30, 2001 a provision of $81,000 was made resulting primarily from state and alternative minimum tax liabilities on certain of our legal entities. There was no corresponding provision in the first nine months of 2002. For financial reporting purposes, a 100% valuation allowance has been recorded against our deferred tax assets under SFAS No. 109.
     Extraordinary Item
     ------------------

     Gain on Redemption of Bonds.  During the first nine months of 2001, we
     ---------------------------
repurchased approximately $41.3 million in subordinated convertible debentures (the "Debentures") on the open market for a total of $28.4 million in cash, resulting in a gain of $12.9 million.


Liquidity And Capital Resources
-------------------------------

     The following section discusses the effects of changes in our balance sheets, cash flows, and commitments on our liquidity and capital resources.

     Balance Sheet and Cash Flows
     ----------------------------

     Cash and cash equivalents were $21.8 million as of September 30, 2002 and $29.8 million as of December 31, 2001, a decrease of $8.0 million or 26.9% during the period. Cash flows provided by operating activities were $5.8 million for the nine months ended September 30, 2002. These amounts primarily resulted from a net loss of $15.8 million for the nine months ended September 30, 2002, offset by $7.2 million in non-cash depreciation and amortization charges, $400,000 in write-offs of in-process research and development, and a net decrease of $14.0 million in working capital (excluding the change in cash and cash equivalents). Cash outflows for investing activities of $15.3 million primarily reflected the cash outlay of $11.9 million for the purchase of Cascade and PDS and $1.5 and $1.7 million in fixed asset and capitalized software expenditures, respectively. In addition, we issued $1.9 million in common stock as a result of option exercises.

     We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections, and the timing of other payments. In addition, cash used in investing activities may fluctuate due to the acquisition activity, capitalization of our software development efforts and costs associated with our investments in fixed assets and information technology. For additional discussion, see the Risk Factors section.

     Commitments
     -----------

     As of September 30, 2002, we had $73.7 million in outstanding 5.25% Convertible Subordinated Debentures due 2005 (the "2005 Debt"), which bear interest at 5.25% per annum. On April 16, 2003, we announced that we had executed an agreement with certain of our bondholders to refinance our 2005 Debt. On April 17, 2003, under the terms of the refinance agreement, we issued $71.0 million of our Senior Secured Notes due 2008 (the "2008 Debt"). The proceeds from the issuance of the 2008 Debt were used to repurchase $61.8 million (plus $1.5 million in accrued interest) of the 2005 Debt which became subject to repurchase by us as a result of our delisting from the Nasdaq National Market on March 4, 2003. Accordingly, the net proceeds to us as a result of the issuance of the 2008 Debt less the costs (including fees) associated with the repurchase of the 2005 Debt was $7.6 million, with $11.9 million of the 2005 Debt remaining outstanding. Additionally, the repurchase right on the 2005 Debt remaining outstanding expired on April 17, 2003. The 2008 Debt bears interest at an initial rate of 10% which will be reduced to 9% upon the relisting of QuadraMed's common stock on the Nasdaq SmallCap or National Market and is secured by certain intellectual property of QuadraMed. However, we may be obligated to redeem the 2005 and 2008 debentures earlier than the maturity dates based upon certain events of default occurring as defined within the debenture agreements. These events include: failure to timely repay principal or interest owed on the debentures, default under any other borrowing, and bankruptcy.

     In addition, as of September 30, 2002, we had approximately $33.6 million in minimum operating lease commitments that will primarily be repaid through 2011. Finally, we have a Supplemental Executive Retirement Plan ("SERP") that will require total payments from 2008 through 2027 estimated at $7.8 million. We owe annual premiums of $483,000 on the SERP through 2005 to fund our obligations.

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

     We believe that we will have sufficient liquidity and capital resources to fund our scheduled debt and other obligations through at least fiscal 2003.

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

     Our Services Face Review and Scrutiny from the Department of Health and
     -----------------------------------------------------------------------
Human Services, the Department of Justice and Other Law Enforcement Agencies.
---------------------------------------------------------------------------

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

     We Have Encountered Significant Challenges Integrating Acquired
     ---------------------------------------------------------------
Businesses, and Future Transactions May Adversely Affect Our Business,
----------------------------------------------------------------------
Operations, and Financial Condition.
-----------------------------------

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

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

     The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2002, (in thousands, except average interest rates):

                                       Aggregate     Weighted Average
                                       Fair Value      Interest Rate
                                       ----------      -------------
Cash and cash equivalents:
  Cash                                  $  5,786
  Money Market funds                      16,009           1.39%
                                        --------
    Total cash and cash equivalents     $ 21,795
                                        ========

Short-term investments:
  Corporate debt securities             $  2,380           1.70%
    Total short-term investments        $  2,380

Long-term investments:

  Corporate debt securities             $    551           5.64%
  Debt issued by the U.S. government         732           5.17%
                                        --------
    Total long-term investments         $  1,283
                                        ========


     As our long-term debt consists solely of our Debentures totaling $73.7 million as of September 30, 2002, at a fixed interest rate of 5.25% maturing in 2005.

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

Item 4.  Controls and Procedures
------   -----------------------

     Our Chief Executive Officer and Chief Financial Officer, with the participation or our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13(a)-14(c), and 15(d), which became effective August 29, 2002) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the controls and other procedures they designed to ensure that information required to be disclosed in the reports we file or submit under the Act are accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosures, were effective.

     Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our Internal Controls as of the Evaluation Date and concluded that our current practices and procedures, albeit not as mature or as formal as management intends them to be in the future, are appropriate under the circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues within a company have been detected. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

     In addition, our Chief Executive Officer and Chief Financial Officer and Audit Committee are aware of conditions that are considered to be reportable conditions in internal controls under standards established by the American Institute of Certified Public Accountants. These reportable conditions allowed errors to go undetected in some of our 2002 internal financil statements and in our previously issued consolidated financial statements reported in our 2001 10-K and March 31, 2002 10-Q. The 2001 10-K/A was filed in June 2003 and the March 31, 2002 10Q/A was filed in August 2003 to correct these errors in our previously issued consolidated financial statements.

     The aforementioned weaknesses our internal controls pertain to the following areas:

   o Revenue recognition, billings, collections and allowances;

   o Formal policies and procedures for significant transactions;

   o Timely analysis and reconciliation of general ledger accounts; and

   o Depth of technical accounting knowledge and training.

     We have implemented certain new procedures and corrective actions that address the cited weaknesses. These corrective actions included:

   o We engaged Deloitte & Touche LLP (D&T) to perform forensic analysis of the Company's accounting records and reported results for the years 2000 through 2002. D&T's forensic analysis also covered years 1999 and prior to the extent any items originating in earlier years impact 2000, 2001 or 2002;

   o We engaged a team of accounting consultants, most of whom are CPAs with technology industry experience, to lead the restatement effort of the financial statements for 1999, 2000 and 2001 and the first quarter of 2002. D&T transitioned detailed work and reconciliations to this group of professionals. These professionals filled in gaps in the financial organization where temporary vacancy occurred. They reviewed all material business transactions including revenue contracts, acquisitions & dispositions of businesses, impairment of assets, accrued and actual expenses, stockholders' equity transactions and accounting and financial reporting thereof for 1999, 2000 and 2001 and the first quarter of 2002;

   o We retained Charles Stahl, formerly an audit partner with Deloitte & Touche, LLP, as a full-time consultant and then hired him as Executive Vice President and Chief Financial Officer to lead the final phase of the restatement effort and the strengthening of its internal controls; and

   o Our Audit Committee has engaged a financial expert to advise them and strengthen the Audit Committee's role in corporate governance.

We and the Chief Financial Officer have built a complete permanent financial organization to replace the one that was based, in part, on consultants.


                          PART II.  OTHER INFORMATION
                          -------   -----------------

Item 1.   Legal Proceedings
------    -----------------

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

     Following our August 12, 2002 announcement that we intended to restate prior period financial statements, the staff of the San Francisco District Office of SEC requested certain information and documents relating to this matter as part of an informal, preliminary inquiry. We provided that information, and expect to provide further information now that the restatement is completed. On February 28, 2003, we reported that the SEC had issued a formal non-public order of investigation concerning our accounting and financial reporting practices for the period beginning January 1, 1998. We intend to continue to cooperate with the SEC in the event it requests other information. We cannot predict whether such information will be requested, when the SEC will conclude its inquiry, or the impact or outcome thereof.

Item 2.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

     None.

Item 3.  Other Matters
------   -------------

     Extension of Stock Repurchase Program
     -------------------------------------

In June 2001, our board of directors approved a stock repurchase program, under which we were authorized to repurchase up to 6,000,000 shares of our common stock over the following twelve-month period ("Repurchase Program"). In July 2002, our board of directors extended the Repurchase Program for an additional twelve months. We intend to buy back our common stock at times when our market value presents opportunities to do so. The Repurchase Program is intended as a means to partially mitigate the dilutive impact of stock options and to provide an alternative investment for our cash. The extent to which we repurchase shares and the timing of such purchases will depend upon market conditions and other corporate considerations. As of September 30, 2002, we have repurchased 200,000 shares of our common stock under the Repurchase Program. The shares were repurchased at an average price of $4.05 and a total purchase price, including acquisition costs, of $821,000, and were recorded as additional paid in capital.

Item 4.  Exhibits and Reports on Form 8-K
------   --------------------------------

(a) The following documents are filed as a part of this Quarterly Report on Form 10-Q.

    (i)  Financial Statements.

     The interim condensed consolidated financial statements contained herein.

(b) Reports filed on Form 8-K during the period of this Quarterly Report on Form 10-Q:
    (i) Form 8-K dated August 12, 2002, reporting restatement requirement for the years ended December 31, 2001 and 2000 and the quarter ended March 31, 2002.
    (ii) Form 8-K dated August 14, 2002, reporting further restatement information and inability to meet August 19, 2002 filing deadline.
    (iii) Form 8-K dated August 14, 2002, reporting further restatement information.
    (iv) Form 8-K dated August 26, 2002 reporting the Company no longer endorses its 2002 earnings guidance and that a senior manager has been hired to lead the financial restatement process.

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


                               QUADRAMED CORPORATION


Date:  August 15, 2003                By:      /s/ Lawrence P. English
                                          ----------------------------------
                                          Lawrence P. English
                                          Chairman of the Board
                                          Chief Executive Officer



Date:  August 15, 2003                By:     /s/ Charles J. Stahl
                                          ----------------------------------
                                          Charles J. Stahl
                                          Chief Financial Officer


                                EXHIBIT INDEX
2.1    Securities Purchase Agreement dated as of May 5, 2000, by and among
       QuadraMed Corporation, QuadraMed Operating Corporation, Certain
       Investors and ChartOne, Inc. (6)
2.2    Asset Contribution Agreement dated as of May 3, 2000, by and among
       QuadraMed Corporation, QuadraMed Operating Corporation and ChartOne,
       Inc. (6)
2.3    Asset Purchase Agreement, by and among, QuadraMed Corporation, QuadraMed
       Operating Corporation, OAO Technology Solutions, Inc., and OAO
       Transaction, LLP, dated as of August 16, 2001. (11)
3.1    Amended and Restated Bylaws of QuadraMed. (1)
3.2    Third Amended and Restated Certificate of Incorporation of QuadraMed.(3)
3.3    Amended and Restated Certificate of Incorporation of QuadraMed amended
       January 28, 2002.
4.1    Reference is made to Exhibits 3.4 and 3.5. (1) (3)
4.2    Form of Common Stock certificate. (1)
4.11   Form of Warrant to Purchase Common Stock. (1)
4.15   Subordinated Indenture, dated as of May 1, 1998, between QuadraMed and
       The Bank of New York. (4)
4.16   Officers' Certificate delivered pursuant to Sections 2.3 and 11.5 of the
       Subordinated Indenture. (2)
4.17   Registration Rights Agreement dated April 27, 1998, by and among
       QuadraMed and the Initial Purchasers named therein. (2)
4.18   Form of Global Debenture. (2)
4.19   Form of Certificated Debenture. (2)
4.21   Registration Rights Agreement dated December 23, 1998, by and between
       QuadraMed and the shareholders listed therein. (5)
4.22   Registration Rights Agreement, dated as of March 3, 1999, by and among
       QuadraMed Corporation and the stockholders of The Compucare Company named therein. (4)
10.1   1996 Stock Incentive Plan of QuadraMed. (1)
10.2   1996 Employee Stock Purchase Plan of QuadraMed. (l)
10.3   Summary Plan Description, QuadraMed Corporation 401(k) Plan. (1)
10.4   Form of Indemnification Agreement between QuadraMed and its directors and executive officers. (1)
10.4   Amendment of Separation Agreement effective as of July 31, 2001 between
       James D. Durham and QuadraMed. (12)
10.5   1999 Supplemental Stock Option Plan for QuadraMed. (14)
10.5   Amendment of Employment Agreement dated September 20, 2001 between
       Lawrence P. English and QuadraMed. (13)
10.6   Amendment of Employment Agreement dated September 20, 2001 between
       Michael H. Lanza and QuadraMed. (13)
10.7   Amendment of Employment Agreement dated September 20, 2001 between Dean
       Souleles and QuadraMed. (13)
10.8   Amendment of Employment Agreement dated September 20, 2001 between Mark
       N. Thomas and QuadraMed. (13)
10.9   Amendment of Employment Agreement dated September 20, 2001 between
       Michael S. Wilstead and QuadraMed. (13)
10.64  Separation Agreement dated June 12, 2000, between James D. Durham and
       QuadraMed. (7)
10.65  Separation Agreement dated June 12, 2000, between John V. Cracchiolo and
       QuadraMed. (7)
10.66  Employment Agreement dated June 12, 2000, between Lawrence P. English and QuadraMed. (7)
10.67  Employment Agreement dated May 12, 2000, between Mark Thomas and
       QuadraMed. (7)
10.67  Employment Agreement dated August 16, 2000, between Dean Souleles and
       QuadraMed. (9)
10.68  Employment Agreement dated September 18, 2000, between Michael H. Lanza and QuadraMed. (8)
31.1   Certification of the Chairman and Chief Executive Officer under Section
       302 of the Sarbanes-Oxley Act of 2002.
32.1   Certification of the Chairman and Chief Executive Officer under Section
       906 of the Sarbanes-Oxley Act of 2002.
32.2   Certification of the Chief Financial Officer under Section 906 of the
       Sarbanes-Oxley Act of 2002.
99.1   QuadraMed Corporation Corporate Compliance Program
99.2   Appendix I to QuadraMed Corporation Corporate Compliance Program
---------------------------

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