Form 10-K
period 2002-12-31
QUADRAMED CORP
filed 2003-08-15
CIK 1018833

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(Mark One)

[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

                FOR THE FISCAL YEAR ENDED December 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 28, 2002 was approximately $189,735,393 (based upon the price quoted for shares of the Registrant's common stock as reported on the Nasdaq SmallCap Market on June 28, 2002). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes X No __

     On July 31, 2003, 27,530,815 shares of the Registrant's common stock, $0.01 par value per share, were outstanding.

===============================================================================

                            QUADRAMED CORPORATION
                                 FORM 10-K
                               ANNUAL REPORT
                     FOR THE YEAR ENDED DECEMBER 31, 2002
                             TABLE OF CONTENTS


                                                                          Page
                                                                          ----
                                   PART I

Item 1   Business.........................................................   1
Item 2   Properties.......................................................  11
Item 3   Legal Proceedings................................................  11
Item 4   Submission of Matters to a Vote of Security Holders..............  12

                                   PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder
           Matters........................................................  12
Item 6   Selected Financial Data..........................................  14
Item 7   Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................  14
Item 7A  Quantitative and Qualitative Disclosures About Market Risk.......  37
Item 8   Financial Statements and Supplementary Data......................  38
Item 9   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures..........................................  38

                                  PART III

Item 10  Directors and Executive Officers of the Registrant..............   38
Item 11  Executive Compensation..........................................   40
Item 12  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters...............................   49
Item 13  Certain Relationships and Related Transactions..................   49
Item 14  Controls and Procedures.........................................   50

                                   PART IV

Item 15  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   52

Signatures...............................................................   53

Financial Statement Schedule.............................................   S-1

Index to Consolidated Financial Statements...............................   F-1



Cautionary Statement on Risks Associated With Forward-Looking Statements
------------------------------------------------------------------------

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

     We advise investors that we discuss other risks and uncertainties that could cause our actual results to differ from these forward-looking statements in this Form 10-K under "Business Risks" in "Item 7. Management's Discussion
                                                      -----------------------
and Analysis of Financial Condition and Results of Operations."
-------------------------------------------------------------

                                     PART I
Item 1.  Business
------   --------

Overview
--------

     QuadraMed Corporation along with all significant business divisions and subsidiaries, (the "Company" or "QuadraMed") is dedicated to improving healthcare delivery by providing innovative healthcare information technology and services. From clinical to patient information management and revenue cycle to health information management, QuadraMed delivers real-world solutions that help healthcare professionals deliver outstanding patient care with optimum efficiency. QuadraMed was reincorporated in Delaware in 1996, having been originally incorporated in California in 1993. QuadraMed can be located at www.quadramed.com. QuadraMed is managed in three distinct business segments which are as follows: Enterprise Division, Health Information Management Software Division and Financial Services Division.

     We initiated a new branding strategy in 2001 that included the adoption of a new trademark, "We do technology. So you can do healthcare(tm)". This evolved in the year 2002. The strategy classified our healthcare technology products and services into four sub-brands, corresponding to the four distinct categories of hospital decision-makers who purchase our products:

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

     We are dedicated to developing information technology and providing consulting services that help healthcare professionals improve productivity and deliver patient care. Management's strategy consists of:

   o Increased sales activity to improve revenue growth;

   o Continued expense discipline;

   o Development and investment in research and development;

   o Instituting key financial and operational improvements; and

   o Selling non-strategic assets.

Technology and Product Development Strategy
-------------------------------------------

     We are continuously engaged in the design and development of new products and enhancements to our existing products. Our research and development is guided by the following technology trends and healthcare industry needs that affect software producers and consumers:

   o The Internet and distributed computing have had and will likely continue to have a significant impact on the way software is developed and delivered;

   o Patient safety has become a top priority for healthcare organizations and a major factor to consider in choosing clinical information systems;

   o Under the HIPAA standards, health care providers must establish procedures and mechanisms to protect the confidentiality, integrity and availability of electronic health systems;

   o Hospital executives are under tremendous pressure to improve operational efficiency and return on investment;

   o Web-native applications with a clean Internet architecture will likely have a significant role in the future; and

   o Computing power, storage capacity, and network bandwidth have in the past and may continue to double every 18, 12, and 6 months, respectively.

     In 2002, we made significant progress on the technology plan that was initiated in the second half of 2001. We focused on the development of new web-native applications (designed to run in a web browser) built on n-tiered architecture (developed in discrete layers separating the user interface from the business rules and data storage to provide maximum platform independence) in two product areas:

   o We have extended the classical Affinity architecture to include a web-native, service-orientated Java (J2EE) based platform. On this platform, we delivered to the industry an innovative Clinical Workstation including Computerized Physician Order Entry (CPOE) application to its beta site, in the fourth quarter of 2002. The Affinity CPOE system with its unique Intelligent Care Sets establishes a new standard in patient safety. We also delivered Affinity Global Registration to its beta site in the fourth quarter of 2002. Global Registration is a fully scalable, single registration portal for one or multiple healthcare facilities. It features shared patient registration information for both hospital and physician practices from a secure, central database. This new application will reduce redundancies, improve efficiency and in turn, raise patient satisfaction. Designed with the assistance of human factors engineers and extensive usability testing, once operational it will be able to be deployed in a flexible manner on a variety of platforms, ranging from traditional PC desktops to wireless handheld tablet computers and personal digital assistants;

   o In the Quantim product line, we successfully launched a full suite of Healthcare Information Management (HIM) applications, including Inpatient Compliance, Outpatient Compliance, APC Compliance, Facility Coding, Physician Coding, and Correspondence Management. Quantim is designed to provide seamless integration with a consistent look and feel using one platform to provide an end-to end health information management solution; and

   o We completed real time interfacing between Quantim and Affinity.

     Today we are the only HIS vendor offering a full suite of HIM products and the only one offering our own coding tool. The web-native applications have been well received by our clients. They are fully interfaced with our core Affinity revenue cycle management system. The service-oriented architecture also allows integration with existing web portals to make enterprise wide information web-accessible.

     We will continue to leverage and expand our web-native and service-oriented technology platform to deliver end-to-end and real time automation across the continuum of care.

Description of Operating Division Products and Markets
------------------------------------------------------

     In 2000, our operations were realigned into five distinct business segments. With the sale of the EZ-CAP managed care software business in August 2001, and the sale of the Health Information Management Services Division in December 2002, we are now managed in three distinct business segments. The three segments are as follows:

   o Enterprise Division, which provides acute care hospitals with Affinity
     -------------------
     integrated enterprise information systems to manage patient registration, clinical, and financial information and related products;

   o Health Information Management Software Division, which provides acute care
     -----------------------------------------------
     hospitals and physician practices with health information management systems to manage coding, compliance, abstracting and record management processes; and

   o Financial Services Division, which identifies and collects accounts
     ---------------------------
     receivables for hospitals and medical groups and provides other Chancellor products and services.

Enterprise Division
-------------------

     Our Enterprise Division provides hospitals, particularly acute care hospitals, with integrated enterprise information systems to manage patient registration, clinical, and financial information. Our Enterprise Division products are generally only sold only in the United States, although certain products are also sold in Canada.

     The division's primary offices are in Reston, Virginia; Irvine, California; and Neptune, New Jersey.

     Affinity is the Enterprise Division's core product. For the last five consecutive review periods, Affinity has been selected as one of the top "Major Acute Care" software solutions in a survey of approximately 3,500 hospital chief information officers and department directors, as reported by KLAS Enterprises in its Healthcare IT Top 20 report. The Affinity Pharmacy software solution was selected as the number one pharmacy solution in 2002 by KLAS, winning the 2002 "Best in KLAS" Award. Development of Affinity began in 1989. It was first released in 1991 by The Compucare Company ("Compucare"), which we acquired in 1999.

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

     Affinity's comprehensive and integrated product suite is comprised of 70 applications divided into four major functional and infrastructure areas:

   o Affinity Patient Information Management;

   o Affinity Clinical Care Management;

   o Affinity Patient Revenue Management; and

   o Affinity Financial Management.

     Affinity clients typically purchase "core" applications, such as Registration, Medical Records, Patient Accounting, and Order Management, Pharmacy and Patient Charting. In addition to "core" applications, clients frequently purchase additional Affinity applications that are designed to:

   o Streamline their workflow processes;

   o Reduce administrative expenses;

   o Improve the speed and accuracy of billing processes; and

   o Assist in clinical decision-making and documentation.

     Affinity's development cycle includes one major annual release to customers and up to four "update" releases. Content for the annual releases typically focuses on five major categories:

   o Regulatory enhancements required by federal and state mandates;

   o Strategic enhancements to the breadth and depth of functionality;

   o User group enhancements voted on by Affinity customers pursuant to customer support agreements;

   o Corrective maintenance to repair code; and

   o Modification retrofits funded by customers.

     In 2001, a prototype Affinity CPOE system, used to assist physicians in clinical decision-making and improve patient safety, was completed. It was successfully delivered to its beta site, Great Plains Medical Center, in October 2002 and was generally available in March 2003. Designed with the assistance of human factor engineers and extensive usability testing, it is designed to be deployed in a flexible manner on a variety of platforms, ranging from traditional PC desktops to wireless handheld tablet computers and personal digital assistants. The Affinity CPOE, Pharmacy and Patient Charting software solution provides a comprehensive, advanced clinical solution.

     We elected to develop CPOE based on the existing Affinity system. The successful delivery of CPOE led to the establishment of the advanced clinical workstation environment which will now serve as the basis for future clinical systems developed by QuadraMed, a web-native service architecture and development platform focused on individuals and based on industry standards such as Health Level 7, version 3.

     The Affinity Pharmacy Management system provides a comprehensive solution to help healthcare organizations manage the daily operations of their pharmacy departments and is fundamental in addressing patient safety concerns that are driving clinical decisions. The strategic acquisition of Pharmacy Data Systems was completed in June of 2002 and initiatives are underway to tightly integrate it with the Affinity Care Management solutions: ordering, dispensing, administration and charting. Additionally, we also offer a standalone solution for pharmacy management that includes inpatient, ambulatory, and long-term care pharmacy settings and provides electronic medication record and prescriber order entry tools to close the loop on medication management.

     Over 2,000 Affinity applications are installed at over 500 hospitals in the United States and Canada. Affinity health information system is currently installed in 153 hospitals in 32 states and Canada. Hospitals generally use committees to make major information technology purchase decisions. Consequently, purchase decisions are often slow to be made. The average sales cycle for Affinity is typically 12 to 18 months from initial contact to contract execution. Affinity sales are normally generated from six major sources:

   o Requests for proposals sent directly to us by the hospital or its retained consultant;

   o Referrals and recommendations from consulting firms;

   o Healthcare trade shows;

   o Our sales force;

   o Telemarketing; and

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

Affinity Pharmacy Management             o PharmPro
                                         o AmpPro
                                         o NurPro
                                         o pcMAR
                                         o Prescriber Order Entry

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

     From 1998 to 2000, hospital information system sales as a whole slowed due to expenditures on 2000 remediation, industry consolidation, and generally poor economic conditions for hospitals primarily due to reimbursement issues associated with managed care contracts and the Balanced Budget Act of 1997. We believe that demand for our Enterprise Division products has increased given that government regulatory bodies and the news media continue to scrutinize patient safety issues, which increase the need to reduce clinical error and improve quality measures. In addition, we believe that shortages of medical professionals, particularly in nursing, ancillary, and health information management departments, will increase the need for hospitals and other healthcare providers to acquire health information systems that reduce clinical errors, increase hospital efficiencies, reduce administrative cost, and improve the speed and accuracy of billing processes.

Health Information Management Software Division
-----------------------------------------------

     Our Health Information Management Software Division provides acute care hospitals and physician practices with health information management systems to manage coding, compliance, abstracting and record management processes. The unique combination of complimentary solutions is designed to significantly improve the business of healthcare. The Health Information Management software solutions are designed to generate operational efficiencies, improve cash flow and measure the cost and quality of care. Our Health Information Management Products fall into four main areas:

   o Compliance Management;

   o Coding and Reimbursement Management;

   o Abstracting; and

   o Record Management.

     Our Health Information Management Software Division products are sold in the United States, Puerto Rico, and Canada. The main offices are in Alameda and San Marcos, California.

     Our current offering of Health Information Management software products includes a mix of older legacy products from previous acquisitions and our new internally developed Quantim applications that are based on an enterprise n-tiered architecture that supports a variety of database engines, including Microsoft SQL Server and Oracle Enterprise Edition. In 2001, we started development on Quantim with the vision of a single, fully integrated, web-native platform for our Health Information Management product suite that would significantly improve the functionality of several existing health information management product offerings in coding, compliance, abstracting, and record management. The first products to be offered on this new platform, Quantim Inpatient and Outpatient Compliance, were delivered to the beta site in the fourth quarter of 2001 and became generally available for purchase in February 2002. Other Quantim modules that became generally available in 2002 include Quantim APC Compliance, Quantim Facility Coding, Quantim Physician Coding, and Quantim Correspondence Management.

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

     We have historically sold our legacy-based coding products primarily to hospitals with less than 200 beds, which represent 71% of the approximately 5,000 non-federal acute care hospitals. With the introduction of the new Quantim software architecture, the scalability and web-native platform allow us to effectively market to the entire acute care market to include large hospitals and IDNs. We market a specialized coding product, nCoder+/PTF, for Veterans Administration facilities. In December 2001, we established a new marketing unit for sales to governmental agencies. In addition to facility coding products, we also sell a third party specialized coding product for the commercial physician market, nCoder+MD. We believe that opportunities exist in the physician market for coding product sales. We also believe that new opportunities for our coding products could develop with the anticipated implementation of ICD-10. This new coding classification system is expected to require the modification of coding, billing, and data collections systems and the conversion of statistical information for proper clinical reporting and claims submission. The new Quantim architecture is designed to accommodate the ICD-10 classification system and the knowledge based approach is recommended by the American Health Information Management Association ("AHIMA") in facilitating a smooth transition from ICD-9 to ICD-10.

     Our Compliance Management products included our legacy inpatient (IP Facts), outpatient (OP Facts), and Ambulatory Patient Classifications (Analyzer+) compliance modules through 2001, with the introduction of the new compliance management products Quantim Outpatient, Quantim Inpatient and Quantim APC Compliance in 2002. The Quantim Compliance product line is designed to conduct automated prospective and retrospective reviews of all inpatient and outpatient claims data (UB92). The screenings within the Quantim Compliance Management tools include OIG and internally designed targets aimed to provide data quality, coding accuracy, and appropriate reimbursement. In addition to identifying claims with potential errors prior to billing, these tools work in conjunction with an organization's coding and billing compliance program to identify patterns in coding and physician documentation. Results of the auditing and monitoring activities are represented in executive reports summarizing clinical and financial results as well as detailed reports providing information needed to target specific areas for review. We also offer the ProFEE Compliance Suite, which is a compliance tool to screen professional fees and services (HCFA1500), exclusively for the Veteran's Administration facilities.

     Our primary market for Quantim Compliance products is the acute care hospital market. Market studies show that growth for the compliance market increased from 34% in 1999 to 39% in 2001, a fast growth segment in the HIM market. Billing practices for health care services are under close scrutiny by the OIG as high-risk areas for Medicare fraud and abuse. CMS has recommended increasing its efforts to maintain progress in reducing improper payments, specifically to increase its work with providers to ensure that medical record documentation support services provided. Hospitals must implement comprehensive coding and compliance programs in order to minimize payer submission errors and assure the receipt of anticipated revenues. An effective program includes clear, defined guidelines and procedures combined with technology solutions that enhance a hospital's system and effectively increase revenues and reduce costs. When the Inpatient and/or Outpatient Compliance modules are purchased with Facility Coding, the health care organization has the flexibility to incorporate both an interactive, pre-bill and retrospective review of the claim prior to submission for billing.

     Our abstracting solutions enable healthcare facilities to accurately collect and report patient demographic and clinical information. Our current abstracting solutions include WinCODER+CS and the Cascade Master Systems. Both products provide the customer the ability to calculate inpatient and outpatient hospital reimbursements and customize data fields needed for state, federal, and JCAHO regulatory requirements. Standard and custom reports provide the customer the ability to generate facility-specific statistical reporting used for benchmarking, outcomes and performance improvement, marketing, and planning. Quantim Abstracting, currently in development, will provide healthcare organizations the flexibility to customize abstracting workflow to meet data collection reporting and analysis needs. Abstracting captures, structures, and analyzes clinical and financial data utilizing standard and customizable fields, rules and screen design. The Application Builder tool provides the user the ability to customize workflow by creating fields and rules and designing screen navigation. Quantim Abstracting will provide a report library of standard reports and an ad-hoc report writer to design and generate custom reports. When purchased with Quantim Coding and Quantim Compliance, Quantim Abstracting will provide an integrated solution that enables the user to access both the Coding and Compliance tools within a patient encounter. Quantim Abstracting is scheduled to be beta ready in Q3 2003 and targeted for general availability in Q4 2003.

     Our current record management product, MEDREC Millennium(r), automates the record tracking and location functions, monitors record completeness, and facilitates the release of information process within health information management departments. This product assists healthcare facilities in properly completing records pursuant to JCAHO, state, federal, and medical staff bylaw requirements. Our record management solution consists of these main modules that are sold individually or as a product suite and interface with a facility's patient information system. The primary market for our record management solution is acute care hospitals. The MEDREC Millennium Suite includes distinctive features for IDNs, outpatient providers, and Veterans Administration facilities. These tools are designed to monitor a facility's adherence to patient privacy, disclosure, and patient bill of rights requirements.

     Prior to HIPAA legislation, the Health Information Department had sole responsibility for facilitating disclosure of patient information. Under HIPAA's privacy requirements, disclosures must be tracked and aggregated from all departments in the organization, not just the Health Information Department. The complexity of tracking disclosures throughout the organization, as well as providing the patient a record of what has been disclosed a minimum of 6 years, places an organization at risk. HIPAA calls for severe civil and criminal penalties for noncompliance, including fines up to $25,000 for multiple violations of the same standard in a calendar year and fines up to $250,000 and/or imprisonment up to 10 years for knowing misuse of individually identifiable health information. To provide our customers with the tools needed to comply with the HIPAA privacy ruling effective April 2003, Correspondence Management was added to the Quantim platform in December 2002.

     Quantim Correspondence Management provides complete functionality to facilitate a healthcare organization's compliance with the Disclosure Management aspect of the HIPAA privacy mandate. In addition, it provides the tools needed by HIM to automate the entire release of information workflow process, including robust accounts receivable management.

     Correspondence Management generates disclosure accounting and audit reports, retains an on-line history of the Disclosure Accounting process and permits tracking of the specific disclosure type all within a secure environment. In addition, it tracks and monitors suspensions by health oversight and law enforcement agencies. The release of information features provide for tracking and monitoring of requests made by individuals or entities outside of the healthcare organization.

     The HIM Software Division will continue to conduct strategic planning and development in 2003 to transition all the remaining Health Information Management product offerings on the Quantim platform.

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

Coding and Reimbursement Management   o Physician Coding - Quantim Physician
                                          Coding, nCoder+MD
                                      o Facility Coding - Quantim Facility
                                          Coding, nCoder+, Cascade Encoder,
                                          WinCoder Interactive
                                      o VA Coding - nCoder+/PTF

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

     Our Chancellor Accounts Receivable Management services provide a variety of third-party collection services, including:

   o Complete outsourcing that initially bill and collect accounts from time of service;

   o Early out programs that collect accounts of pre-designated age or amount;

   o Aged accounts placement that collects aged accounts on a one-time basis;

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

Health Information Management Services Division
-----------------------------------------------

     Our Health Information Management Services Division was disposed of in December 2002. Prior to the disposition, the division provided various services, such as Health Management Consulting and Department Outsourcing Services and Complysource Regulatory and HIPAA Compliance Services.
Health Information Management Services Division provided services only in the United States and its main office was in Englewood, Colorado.

     Effective December 31, 2002 we closed the sale of our HIM Services Division to Precyse Solutions LLC. We received $14 million in cash (of which $1.5 million is to be held in escrow for 18 months) and a $300,000 promissory note with a two-year term. As a result of the sale, we recorded a fourth quarter 2002 after-tax gain of $8.8 million.

Financial Information About Segments
------------------------------------

     The financial statements and supplementary data, including financial information about our operating segments, are included in this Form 10-K beginning on page F-1.

Customers
---------

     We primarily market to acute care hospitals and IDNs, which account for approximately 90% of our revenues. We also sell products to specialty hospitals and hospital associations. As of December 31, 2002, we had customers located in all 50 states, the District of Columbia, Puerto Rico, and Canada.
In 2002, 2001, and 2000, no single customer accounted for 10% or more of our total revenue.

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

   o In the coding, data collection, and record management products market for the Health Information Management Software Division: 3M Corporation, SoftMed Corporation, Inc., MetaHealth, Eclipsys Corporation,
     PricewaterhouseCoopers LLP, and HSS, Inc.; and

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

     There is substantial state and federal regulation of the confidentiality of patient medical records and the circumstances under which such records may be used by, disclosed to or processed by us as a consequence of our contacts with various health providers. Although compliance with these laws and regulations is presently the principal responsibility of covered entities including hospitals, physicians, or other healthcare providers, regulations governing patient confidentiality rights are rapidly evolving. Additional federal and state legislation governing the dissemination of medical record information may be adopted which may have a material affect on our business. Those laws, including HIPAA and ICD 10 implementation, may significantly affect our future business and materially impact our product development, revenue and working capital. During the past several years, the healthcare industry also has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. We are unable to predict what, if any, changes will occur as a result of such regulation.

Intellectual Property
---------------------

     We rely on a combination of copyright, trademark and trade secret law, and nondisclosure and non-compete agreements to protect our proprietary methodologies, computer software, and databases. We maintain the confidentiality of proprietary technology through a policy of obtaining employment agreements that (i) prohibit employees from disclosing or using our confidential information, and (ii) require the disclosure and assignment to us of new ideas, developments, discoveries or inventions related to our business. We also initiated a new branding strategy in 2001 that included the adoption of a new trademark, "We do technology. So you can do healthcare(tm)". We also enter into non-disclosure agreements with business partners and customers in the ordinary course of business. We have obtained trademark registrations in the United States for most of our corporate and product trademarks, including QuadraMed, Affinity, Quantim, and Complysource. We had not filed for or obtained any patents for our proprietary technology until 2001, when we sought a patent on our Affinity CPOE software application. We may in the future seek patents for new products if, in our business judgment, their importance warrants such steps and is susceptible to protection under the patent laws. We also depend on licenses for certain technology used to develop our products from third-party vendors.

Employees
---------

     We believe that we have a satisfactory relationship with our employees, none of whom are represented by a union or other collective bargaining group. As of December 31, 2002, we had 939 employees: 463 in technical, consulting and support services, 214 in general and administration, 83 in sales and marketing, and 179 in research and development.

Item 2.  Properties
------   ----------

     We lease all our facilities and do not own any real property. As of December 31, 2002, our executive and corporate offices were located in Reston, Virginia, in approximately 49,000 square feet of leased office space under a lease that expires in 2011. The principal office locations related to our three business segments are described in Item 1. We also lease approximately 41,000 and 34,000 square feet of office space in San Marcos, California and San Rafael, California, respectively. These leases both expire in 2009. We believe that our facilities provide sufficient space for our present needs, and that additional suitable space, if needed, would be available on reasonable terms.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

     No matters were submitted during the fourth quarter of 2002 to the vote of security holders through the solicitation of proxies or otherwise.


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




                                              High          Low
                                              ----          ---
        Year Ended December 31, 2001
          First Quarter...................  $  2.688      $  0.750
          Second Quarter..................     4.980         1.625
          Third Quarter...................     6.300         3.090
          Fourth Quarter..................     9.250         4.330

        Year Ended December 31, 2002
          First Quarter...................  $  11.550     $  8.110
          Second Quarter..................      9.640        5.570
          Third Quarter...................      6.980        1.470
          Fourth Quarter..................      3.000        1.160


      (b) Holdings
          --------

     On July 31, 2003, a bid for our common stock in the "Pink Sheets" over-the-counter market was $2.45 per share. As of that date, there were approximately 280 holders of record of common stock (excluding beneficial owners whose shares are held in the name of Cede & Co.).

      (c) Dividends
          ---------

     At this time, we intend to retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future.

      (d) Recent Sales of Unregistered Securities
          ---------------------------------------

     None.

      (e) Securities Authorized for Issuance Under Equity Compensation Plans
          ------------------------------------------------------------------

     This table provides information about our common stock subject to equity compensation plans as of December 31, 2002.

                                                           Number of securities
                   Number of securities                     remaining available
  Plan Category     to be issued upon     Weighted-average  for future issuance
                       exercise of        exercise price of     under equity
                    outstanding options  outstanding options compensation plans
------------------ --------------------  ------------------- ------------------
Approved By
  Stockholders*         6,022,632(1)          $     5.36       2,465,620(2)
-------------------------------------------------------------------------------

* We have 2 active equity compensation plans, the 1996 Stock Incentive Plan, as amended, and approved by stockholders June 15, 2001 (the 1996 Plan); and the 1999 Supplemental Stock Option Plan, as amended, and approved by stockholders October 5, 2000 (the 1999 Plan).

(1) Includes options originally issuable under various benefit plans of entities acquired by us.

(2) This number excludes options and restricted shares outstanding and shares issued upon exercise of options plan-to-date, as of December 31, 2002. The 1996 Plan provides for automatic future increases in the number of shares of common stock available for issuance, such that on the first trading day of each calendar year that number is increased by an amount equal to 1.5% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year as such, 407,473 additional shares became available for issuance on January 1, 2003.

     (f) Preferred Stock
         ---------------

     We have authorized 5,000,000 shares of preferred stock, par value $0.01 per share. Our board of directors has authority to provide for the issuance of our shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the shareholders. As of December 31, 2002, we had no outstanding preferred stock.

     Item 6.  Selected Financial Data
     ------   -----------------------

     The selected consolidated financial data presented below for the five years ended December 31, 2002, is derived from our Consolidated Financial Statements and related notes thereto. This selected consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Consolidated Financial Statements and related notes thereto included in Item 8 of this Form 10-K. Historical results are not necessarily indicative of future results.


                                          Year ended December 31,
                         ------------------------------------------------------
(in thousands, except per
  share amounts)               2002      2001     2000     1999     1998 (1)(2)
                               ----      ----     ----     ----     ----
Consolidated Statement of
  Operations Data:
  Revenue                    $109,585  $117,046  $121,012  $199,162  $172,228
  Restatement costs          $  7,463  $     --  $     --  $     --  $     --
  Income (loss) from
    continuing operations    $(20,858) $ 11,952  $(39,354) $(52,527)
  Extraordinary gain on
    redemption of debentures $     --  $ 12,907  $     --  $     --  $     --
  Net income (loss)          $(14,362) $  9,413  $(36,675) $(47,388) $(21,376)
  Basic income (loss) per
    share from continuing
    operations               $  (0.77) $   0.47  $  (1.53) $  (2.20)
  Basic net income (loss)
    per share                $  (0.53) $   0.37  $  (1.43) $  (1.99) $  (0.91)
  Diluted income (loss) per
    share from continuing
    operations               $  (0.77) $   0.47  $  (1.53) $  (2.20)
  Diluted net income (loss)
    per share                $  (0.53) $   0.37  $  (1.43) $  (1.99) $  (0.91)

-----------------------------

(1) Revenue for 1998 does not reflect the adoption of EITF No. 01-14, Income
                                                                      ------
    Statement Characterization of Reimbursements for 'Out-of-Pocket' Expenses
    -------------------------------------------------------------------------
    Incurred. Accordingly, revenue has not been increased to reflect any
    --------
    billable out-of-pocket reimbursable expenses. All other periods presented reflect the adoption of this standard.

(2) Discontinued operations have not been segregated from the 1998 results as the Company's structure was significantly different at that time. All other periods presented reflect the classification of HIMS Services Division as a discontinued operation.

                                                December 31,
                         ------------------------------------------------------
(in thousands)                 2002      2001     2000     1999     1998 (1)(2)
                               ----      ----     ----     ----     ----
Consolidated Balance Sheet
  Data:
  Cash, cash equivalents and
    short term investments   $ 26,191  $ 32,213  $ 39,664  $  29,732 $  89,574
  Total assets               $126,927  $125,133  $149,286  $ 201,759 $ 264,733
  Deferred revenue           $ 39,492  $ 30,721  $ 22,489  $   7,258 $  14,021
  Working capital            $ 18,137  $ 32,509  $ 46,107  $  61,030 $  94,963
  Debentures                 $ 73,719  $ 73,719  $115,000  $ 115,000 $ 115,000
  Stockholders' equity
    (deficit)                $ (7,235) $  4,221  $ (7,166) $  27,512 $  68,988




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

Critical Accounting Policies and Estimates
------------------------------------------

     Our critical accounting policies have a considerable impact on Management's Discussion and Analysis.

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

     Restatement
     -----------

     In 2002, we discovered accounting and reporting errors within our Quarterly Report on Form 10-Q as filed for the three months ended March 31, 2002 and our Annual Report on Form 10-K as filed for the years ended December 31, 2001, 2000 and 1999. These errors resulted in us determining that the reports for these years needed to be restated. In June 2003, we amended and restated our 2001 Annual Report on Form 10-K/A including the years ended 2001, 2000 and 1999 and all respective quarters. This report is also being filed simultaneously with the restatement of our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2002. The restatement process which lasted approximately ten months, due to restating three years, new auditors and staffing to diligently review and account for transactions, adversely affected our revenue and business in the latter half of fiscal 2002. Additionally, the Company spent $7.5 million in restatement fees, which included accountants', consultants' and attorneys' fees in fiscal 2002.

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

     Intangible Assets
     -----------------

     Goodwill - In June 2001, the Financial Accounting Standards Board ("FASB")
     --------
issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill
                                                                     --------
and Other Intangible Assets, effective for fiscal years beginning after
---------------------------
December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are to be separately disclosed on the balance sheet, and no longer amortized but subject to annual impairment tests. With the adoption of SFAS 142, we ceased amortization of goodwill as of January 1, 2002. Prior to this point, goodwill was amortized using the straight-line method over its estimated useful life.

     SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (i.e., business segments) upon adoption and at least annually thereafter using a two-step impairment analysis. In accordance with SFAS 142, we performed the first of the required two-step impairment tests of goodwill and indefinite-lived assets as of January 1, 2002. In performing the first step of this analysis, we first assigned our assets and liabilities, including existing goodwill and other intangible assets, to our identified reporting units to determine their carrying value. For this purpose, our reporting units equated to our five business segments then in place. Our reporting units equate to our business segments since this is the lowest level of QuadraMed at which operating plans are prepared and operating profitability is measured for assessing management performance. See note 18 for more information regarding our business segments. Based on an analysis by an independent third party appraiser, we then estimated the fair value of each reporting unit with significant goodwill utilizing various valuation techniques including the Income Approach and the Market Approach. The Income Approach provides an estimation of the fair value of a reporting unit based on the discounted cash flows derived from the reporting unit's estimated remaining life plus the present value of any residual value. The Market Approach indicates the fair value of a reporting unit based upon a comparison to publicly-traded companies in similar lines of business. Step one of this analysis was then completed by comparing the carrying value of each of the-analyzed reporting units to its fair value. This comparison resulted in the fair values of the analyzed reporting units exceeding the carrying values of the net assets. Accordingly, no indicators of impairment existed. As a result, we did not perform step two as described by SFAS 142.

     As of January 1, 2003, we re-engaged the same independent appraiser to review the goodwill as of this date for impairment. The result of performing step one of this analysis resulted in the fair values of the analyzed reporting units exceeding the carrying values of the net assets once again. Accordingly, step two was not performed.

     Capitalized Software - Software development costs are capitalized upon the
     --------------------
establishment of technological feasibility. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise
------------------------------------------------------------------------------
Marketed, we establish technological feasibility upon completion of a detailed
--------
program design determined on a project-by-project basis, which substantiates that the computer software product can be produced in accordance with its design specifications. Software development costs are capitalized based upon an assessment of their recoverability. This assessment requires considerable judgment by management with respect to various factors, including, but not limited to, anticipated future gross margins, estimated economic lives, and changes in software and hardware technology. Amortization is based on the greater of the ratio that current revenues bear to total and anticipated future revenues for the applicable product, or the straight-line method over the remaining estimated economic life of the product, generally five years, and is charged to cost of licenses.

     Other Intangible Assets - Other intangible assets primarily relate to
     -----------------------
acquired software, trademarks and customer lists acquired in our purchase business combinations. On January 1, 2002, we adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which generally requires impairment losses to be recorded on long-lived assets (excluding goodwill) used in operations, such as property, equipment and improvements, and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The provisions of this statement did not have a significant impact on our financial condition or operating results.

     On an annual basis, we review our intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets in accordance with the recently-adopted provisions of SFAS No. 144. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their net realizable values.

Amortization of other intangible assets totaled $2.5 million, $2.7 million and $2.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Stock Based Compensation
     ------------------------

     SFAS 123, Accounting for Stock Based Compensation, encourages, but does
               ---------------------------------------
not require, companies to record compensation cost for stock based employee compensation plans at fair value. We have chosen to continue to account for stock based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock
                                                     --------------------
Issued to Employees, and Related Interpretations.  Accordingly, compensation
------------------------------------------------
cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

     In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including
----------------------------------------------------------------------------
indirect Guarantees of Indebtedness of Others. FIN 45 requires that we
---------------------------------------------
recognize the fair value for guarantee and indemnification arrangements issued or modified by us after December 31, 2002, if these arrangements are within the scope of the interpretation. In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the software licenses granted by us contain provisions that indemnify licensees of our software from damages and costs resulting from claims alleging that our software infringes the intellectual property rights of a third party. We have historically received only a limited number of requests for indemnification under these provisions and have not been required to make material payments pursuant to these provisions. Accordingly, we have not recorded a liability related to these indemnification provisions. We will be required to implement the provisions of FIN 45 as of January 1, 2003 and do not believe that FIN 45 will have a material impact on our financial position, results of operations or cash flows.

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

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable
                                                  -------------------------
Interest Entities.  FIN 46 expands upon and strengthens existing accounting
-----------------
guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. We have considered the provisions of FIN 46 and believe it will not be necessary to include in our financial statements any assets, liabilities, or activities of the third-party entities holding our corporate headquarters leases. We will continue to evaluate the impact of FIN 46 on other areas of our financial statements and disclosures.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on
                                                  -----------------------------
Derivative Instruments and Hedging Activities.  SFAS 149 amends and clarifies
---------------------------------------------
the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149
      -------------------------------------------------------------
is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We are currently evaluating the impact of SFAS 149 on our consolidated financial position and results of operations. We do not expect the adoption of SFAS 149 to have a material impact on our consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain
                                                ----------------------
Financial Instruments with Characteristics of both Liabilities and Equity.
-------------------------------------------------------------------------
SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS 150 to have a material impact on our consolidated financial position, results of operations or cash flows.

Results of Operations
---------------------

     The following table sets forth certain items from our consolidated statement of operations, expressed as percentage of total revenue.


                                                  Year ended December 31,
                                           ----------------------------------
                                               2002         2001        2000
                                               ----         ----        ----
Revenue
  Services                                     70.1%        70.5%       76.4%
  Licenses                                     29.9         29.5        23.6
                                             ------       ------      ------
    Total revenue                             100.0        100.0       100.0
                                             ------       ------      ------

Cost of revenue
  Cost of services                             32.9         29.1        45.3
  Cost of licenses                              8.3          7.4         5.9
                                             ------       ------      ------
    Total cost of revenue                      41.2         36.5        51.2
                                             ------       ------      ------
    Gross margin                               58.8         63.5        48.8
                                             ------       ------      ------

Operating expenses
  General and administration                   37.5         30.5        47.1
  Sales and marketing                          19.7         17.7        19.6
  Research and Development                     15.7         12.3        20.3

Amortization, impairment and other
  operating charges                             2.8          7.7         9.2
                                             ------       ------      ------
    Total operating expenses                   75.7         68.2        96.2
                                             ------       ------      ------

Loss from operations                          (16.9)        (4.7)      (47.4)

Other income (expense)
  Interest expense                             (3.2)        (4.1)       (5.4)
  Interest income                               0.6          1.7         1.8
  Gain on sale of assets                        1.4          6.1        22.5
Other income (expense), net                    (0.9)         0.3        (3.4)
                                             ------       ------      ------
    Other income (expense), net                (2.1)         4.0        15.5
                                             ------       ------      ------

Loss from continuing operations before
  income taxes and extraordinary item         (19.0)        (0.7)      (31.9)

Provision for income taxes                       --         (0.1)       (0.5)
                                             ------       ------      ------
Loss from continuing operations before
  extraordinary item                          (19.0)        (0.8)      (32.4)

  Gain on redemption of debentures               --         11.0          --
                                             ------       ------      ------

Net income (loss) from continuing
  operations                                  (19.0)        10.2       (32.4)

Income (loss) from discontinued
  operations (net of income taxes)             (2.1)        (2.2)        2.2
Gain on disposal of discontinued operations     8.0           --          --
                                             ------       ------      ------
Net income (loss)                             (13.1)%        8.0%      (30.2)%
                                             ======       ======      ======


Years ended December 31, 2002, 2001 and 2000
--------------------------------------------

     Revenue
     -------

     Services.
     --------

     Service revenue consists of consulting, maintenance, installation, hardware, reimbursable expenses and other service revenue. Service revenue was $76.8 million in 2002, a decrease of $5.7 million or 6.9% from $82.5 million in
2001.   The decrease was primarily due to decrease in services associated with the sale of the EZ-CAP Division in August 2001 and reduction in Financial Services Division.

     Service revenue of $82.5 million in 2001 represented a decrease of $9.9 million or 10.7% from the $92.4 million reported 2000. The decrease was primarily due to a substantial decrease of $23.8 million due to the sale of the ROI Division in 2000, a decrease in Health Management Services Division, slight decrease due to the sale of EZ-CAP Service Division in August 2001, offset by an increase in the Enterprise Division installation and services and increase in Health Management Software Division maintenance revenue and Financial Services Division revenue.

     Licenses.
     --------

     License revenue consists of license and third-party software sales. License revenue in 2002 was $32.8 million, a decrease of $1.8 million or 5.2% from $34.6 million in 2001. The decrease in license revenue was primarily attributable to the decrease in license associated with the sale of EZ-CAP Division revenue offset by an increase in Health Management Software government licenses.

     License revenue of $34.6 million in 2001 showed an increase of $6.0 million or 20.8% from the $28.6 million in 2000. The increase was primarily attributable to an increase in the Enterprise Division and Health Management Software Division.

     Cost of Revenue
     ---------------

     Cost of Services.
     ----------------

     Cost of services consists of salaries and related expenses associated with services performed for customer support and consulting services as well as third-party hardware costs. Cost of services in 2002 was $36.1 million, an increase of $2.0 million or 5.8% from $34.1 million in 2001. The increase was primarily due to an increase in salaries and benefits offset by a slight
decrease in third-party hardware costs.   The gross margin earned on services
revenue in 2002 was 53.0%, which was 5.7 percentage points less than the 2001 level of 58.7%.

     Cost of services in 2001 of $34.1 million was $20.7 million or 37.8% below the 2000 cost of $54.8 million. Cost of services decreased primarily due to salary and benefits expense reduction in the consulting organization.

     Cost of Licenses.
     ----------------

     Cost of licenses consists of third party royalties, amortization of capitalized software and documentation and production costs of our software. Cost of licenses in 2002 was $9.1 million, 5.3% above the corresponding 2001 level of $8.7 million. Gross margin on license revenue was 72.1%, a deterioration of 2.8 percentage points from the 2001 level of 74.9%. The absolute dollars were consistent from period to period.

     Cost of licenses in 2001 of $8.7 million was up $1.6 million or 21.8% from $7.1 million in 2000. Gross margin was consistent from period to period.

     Amortization of capitalized software development costs totaled $2.4 million, $2.0 million, and $1.7 million in 2002, 2001, and 2000, respectively.

     Operating Expenses
     ------------------

     General and Administration.
     --------------------------

     General and administration expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administrative expenses were $41.1 million in 2002, an increase of $5.4 million or 15.2% compared to $35.7 million in 2001. As a percentage of total revenue, general and administration expense increased to 37.5% in 2002 from 30.5% in 2001. The increase was primarily due to an increase in accountants', consultants' and attorneys' fees, as part of the restatement process in the year of approximately $7.5 million, offset by other operating costs. We anticipate that general and administration expenses will be lower in absolute dollars in 2003 than in 2002.

     General and administration expense of $35.7 million in 2001 reflected a decrease of $21.3 million or 37.4% compared to $57.0 million in 2000. The decrease was primarily due to severance costs and provision for bad debt expense in the prior period. As a percentage of total revenue, general and administration expense decreased to 30.5% in 2001, compared to 47.1% in 2000.

     Sales and Marketing.
     -------------------

     Sales and marketing expense includes costs associated with our sales and marketing personnel and product marketing personnel and consists primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses. Sales and marketing expense increased by only $841,000 in 2002 to $21.6 million from $20.7 million in 2001. Sales and marketing expenses were consistent from period to period. We anticipate that sales and marketing expense will be slightly higher in absolute dollars and as a percentage of revenue in 2003 than in 2002 due to increased promotional expenditures.

     Sales and marketing expense of $20.7 million in 2001 was $3.1 million less than the $23.8 million recorded in 2000 reflecting a decrease as a percentage of revenue to 17.7% from 19.6% in the prior year. The decline in sales and marketing expense was primarily due to a decrease in commission expense.

     Research and Development.
     ------------------------

     Research and development expense includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes compensation and benefits expense. Research and development expense for 2002 was $17.2 million, a 19.4% increase from 2001. As a percentage of revenue, the increase was 3.4 percentage points to 15.7% in 2002 from 12.3% in 2001. The increase in research and development expense was due to increased product development efforts on the Computerized Physician Order Entry product. In addition to these expenses, we capitalized $1.8 million in development costs representing 10% of research and development expenditures in 2002, compared to $1.8 million or 11.0% of expenditures in 2001, on products qualifying for capitalization under the definition of technological feasibility. We anticipate that research and development expenses will increase in absolute dollars in 2003 due to increased development of products.

     Research and development expense in 2001 was $10.2 million less than in 2000, a decline of 41.5%. As a percentage of revenue, the decrease was 8.0 percentage points to 12.3% in 2001 from 20.3% in 2000. The decline in research and development expense was due to the elimination of corporate research and development projects to shift our focus to specific product line development, elimination of support costs for divested products, and the termination of several product development efforts that were not critical to our core strategies. In addition to these expenses, we capitalized $1.8 million in development costs compared to $527,000 or 2.1% of expenditures in 2000.

     Amortization, Impairment and Other Operating Charges.
     ----------------------------------------------------

     Amortization, impairment and other operating charges were $3.1 million, $9.1 million and $11.1 million in 2002, 2001 and 2000, respectively, which primarily consists of the following items:

   o Amortization of goodwill and other intangible assets, excluding capitalized software development costs, declined to $2.5 million in 2002 from $6.2 million in 2001 and $7.8 million in 2000 as certain assets reached the end of their amortized lives and goodwill was not amortized in 2002.

   o During 2000, we recorded $1.2 million in charges to write-down certain software assets primarily related to our 1998 acquisition of IMN.

   o Charges of $4.7 million were incurred during the year ended December 31, 2000. The charges consisted of $3.4 million associated with separation agreements for officers and $1.3 million for employee severance and closure of facilities. As of December 31, 2002, there is no remaining liability for restructuring costs.

     Other Income (Expense)
     ---------------------

     Interest Income (Expense)
     ------------------------

     Interest expense, net of interest income, was $2.8 million, $2.7 million and $4.4 million for 2002, 2001 and 2000, respectively. Interest expense was principally due to our Debentures, offset by interest earned on our cash and investments. The change from 2001 to 2002 was not significant as expected, while the decrease in 2001 of $1.1 million compared to 2000 is attributable to the retirement of $41.3 million of our Debentures during 2001.

     On April 16, 2003, we announced that we had executed an agreement with certain of our bondholders to refinance $61.8 million of our 2005 Debt and issue new 2008 Debt with an interest rate of 10% and 11.3 million detachable warrants. As a result, we will incur higher interest charges in 2003 through 2008.

     Gain on Sale of Assets
     ----------------------

     In 2002, we recorded a gain of $8.8 million on the sale of the HIM Services Division and received $1.5 million related to an earn-out provision on the 2001 sale of EZ-CAP. We recorded a $7.1 million initial gain on the sale of our EZ-CAP business in 2001. Our gain of $27.2 million in 2000 resulted primarily from the sale of the ROI division to ChartOne.

     Extraordinary Item
     ------------------

     Gain on Redemption of Bonds
     ---------------------------

     During 2001, we repurchased approximately $41.3 million of our Debentures on the open market for a total of $28.4 million in cash, resulting in a gain of $12.9 million.

     Discontinued Operations
     -----------------------

     On December 31, 2002, we announced the sale of certain assets of our HIM Services Division to Precyse Solutions, LLC. We received $14 million in cash (of which $1.5 million is to be held in escrow for 18 months) and a $300,000 promissory note with a two-year term. We recorded a gain of $8.8 million in connection with the sale.

     The results of operation have been presented as a discontinued operation for all periods presented. The operating results were as follows (in thousands):

                                                  Year ended December 31,
                                           ----------------------------------
                                               2002         2001        2000
                                               ----         ----        ----
Revenue                                      $ 17,313     $ 19,735    $ 29,968
Income (loss) from operations of
  discontinued operation                     $ (2,270)    $ (2,539)   $  2,679
Gain on disposal                                8,776           --          --
                                             --------     --------    --------
Total income (loss) on discontinued
  operations                                 $  6,506     $ (2,539)   $  2,679
                                             ========     ========    ========


     Provision for Income Taxes
     --------------------------

     There was no provision for income taxes in 2002 due to a current book and tax loss. There was a $150,000 provision for income taxes in 2001 due to state tax liabilities on certain of our legal entities. For financial reporting purposes, a 100% valuation allowance has been recorded against our deferred tax assets under SFAS No. 109, Accounting for Income Taxes, as our history of losses makes realization of the asset uncertain. We had federal net operating loss carryforwards of approximately $76.1 million and state net operating loss carryforwards of approximately $2.0 million as of December 31, 2002. In addition, we had gross federal and California research and development credit carryforwards of approximately $4.2 million and $1.8 million respectively.


Liquidity And Capital Resources
-------------------------------

     As of December 31, 2002, we had $26.2 million in cash, cash equivalents and short-term investments, compared to $32.2 million as of December 31, 2001. As of December 31, 2002, we had a positive working capital of $18.1 million compared to $32.5 million as of December 31, 2001. On June 30, 2003, we had approximately $32.0 million in cash, cash equivalents and short-term investments.

                                                  Year ended December 31,
                                           ----------------------------------
(in thousands)                                 2002         2001        2000
--------------------------------------         ----         ----        ----
Cash (used in) provided by operating
  activities                                 $   (982)    $ 13,844    $(30,275)
Cash (used in) provided by investing
  activities                                 $ (6,602)    $ 17,097    $ 46,132
Cash provided (used in) financing
  activities                                 $  1,448     $(28,510)   $    (18)


     Cash (used in) provided by operating activities was $(982,000), $13.8 million, and $(30.3) million in 2002, 2001 and 2000, respectively. The $982,000 of cash used by operations in 2002 arose from the $20.9 million loss from continuing operations and $2.3 million cash used in discontinued operations offset by non-cash expenses of $12.2 million plus $11.4 million provided by changes in other working capital items partially offset by a non-cash gain of $1.5 million on the sale of assets.

     The $13.8 million of cash provided by operating activities in 2001 was primarily due to net income from continuing operations of $12.0 million, $1.7 million used in discontinued operations, net non-cash related expenses of $18.3 million, and a net decrease in operating assets and liabilities of $5.3 million, partially offset by non-cash gains on the redemption of debentures of $12.9 million and the sale of assets of $7.1 million. The $30.3 million of cash used in operating activities in 2000 was due principally to the $39.4 million net loss from continuing operations, $3.4 million provided by discontinued operations and $27.2 million of non-cash gains offset by $29.7 million of net non-cash expenses and a $3.2 million decrease in operating assets and liabilities.

     Net cash (used in) provided by investing activities was $(6.6) million, $17.1 million and $46.1 million in 2002, 2001 and 2000, respectively.
Investing activities consumed $6.6 million of cash in 2002 primarily for the acquisition of businesses ($11.9 million), the purchases of equipment ($2.6 million), and the development of software ($1.8 million). These cash outflows were offset in part by $9.8 million received from the sale of assets. Of the $17.1 million provided in 2001, $8.1 million came from the sale of the EZ-CAP managed care software business, $1.3 million from the release of restricted cash, and $12.2 million from the sale of available-for-sale securities, offset in part by $2.7 million in equipment purchases and $1.8 million in expenditures on capitalizable software. In 2000 the $46.1 million provided by investing activities arose from the proceeds of $38.4 million from the sale of ROI assets and $18.3 million from the sale of available-for-sale securities, offset by a $7.0 million increase in restricted cash, $3.1 million in equipment purchases and $527,000 in capitalized software costs.

     Net cash provided by (used in) used in financing activities was $1.4 million, $(28.5) million and $(18,000) in 2002, 2001 and 2000, respectively. The $1.4 million of cash generated by financing activities in 2002 arose from $1.9 million of proceeds from the issuance of common stock offset by $455,000 of debt repayments. Financing activities in 2001 included the repurchase of $41.3 million of our debentures at a $12.9 million gain, the purchase of 200,000 shares of treasury common stock amounting to $821,000 and $800,000 in proceeds from the issuance of common stock. The activity in 2000 consisted of $945,000 in repayment of debt and $927,000 from the issuance of common stock. The Board of Directors has authorized us to repurchase the debentures at our discretion and to repurchase up to 6 million shares of treasury stock.

     The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of December 31, 2002 (in thousands):

                                               Payments Due by Period
                                      ---------------------------------------
                                        Less
                                       than 1      1-3       3-5     After 5
Contractual Obligations       Total     year      years     years     years
--------------------------- -------- --------- --------- --------- ---------
Long-term debt               $ 82,749   $  3,870  $ 78,879  $     --  $     --
Operating leases               30,440      4,981     8,334     7,245     9,880
Other long-term obligations     1,449        483       966        --        --
                             --------   --------  --------  --------  --------
Total contractual cash
  obligations                $114,638   $  9,334  $ 88,179  $  7,245  $  9,880
                             ========   ========  ========  ========  ========

Other Commercial Commitments
----------------------------

Standby letters of credit(1) $  4,409   $  1,166  $    105  $  2,620  $    518
                             --------   --------  --------  --------  --------
Total commercial commitments $  4,409   $  1,166  $    105  $  2,620  $    518
                             ========   ========  ========  ========  ========

(1) The 3-5 years amount of $2.6 million is for an existing surety bond requirement on December 31, 2002. Actual requirements may be less as work is completed towards the underlying contract.

     As of December 31, 2002, we had $73.7 million in outstanding 5.25% Convertible Subordinated Debentures due 2005 (the "2005 Debt"), which bear interest at 5.25% per annum. On April 16, 2003, we announced that we had executed an agreement with certain of our bondholders to refinance our 2005 Debt. On April 17, 2003, under the terms of the refinance agreement, we issued $71.0 million of our Senior Secured Notes due 2008 (the "2008 Debt"). The proceeds from the issuance of the 2008 Debt were used to repurchase $61.8 million (plus $1.5 million in accrued interest) of the 2005 Debt which became subject to repurchase by us as a result of our delisting from the Nasdaq National Market on March 4, 2003. Accordingly, the net proceeds to us as a result of the issuance of the 2008 Debt less the costs (including fees) associated with the repurchase of the 2005 Debt was $7.6 million, with $11.9 million of the 2005 Debt remaining outstanding. Additionally, the repurchase right on the 2005 Debt remaining outstanding expired on April 17, 2003. The 2008 Debt bears interest at an initial rate of 10% which will be reduced to 9% upon the relisting of QuadraMed's common stock on the Nasdaq, including Nasdaq SmallCap or U.S. National Market and is secured by certain intellectual property of QuadraMed. However, we may be obligated to redeem the 2005 and 2008 debentures earlier than the maturity dates based upon certain events of default occurring as defined within the debenture agreements. These events include: failure to timely repay principal or interest owed on the debentures, default under any other borrowing, and bankruptcy.

     In addition, as of December 31, 2002, we had approximately $30.4 million in minimum operating lease commitments that will be repaid through 2011. Finally, we have a Supplemental Executive Retirement Plan that will require total payments from 2008 through 2027 estimated at $7.8 million. We owe annual premiums of $483,000 on the SERP through 2005 to fund this obligation.

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

Inflation
---------

     The majority of our revenue is derived from perpetual and long-term customer contracts. The term of contracts range from one to five years and the contracts generally allow for price increases annually based on external measures of inflation. We have increased some of our prices under these contract provisions. Our maintenance contract terms also allow annual price increases based on external measures of inflation. Accordingly, inflation has not had, and we do not believe that it will have, a significant impact on our financial condition.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

     In addition to the market risks discussed herein, refer to our discussion of business risks in Item 7. Management's Discussion and Analysis of Financial
                              -------------------------------------------------
Condition and Results of Operations, above.
-----------------------------------


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

                                     Aggregate        Weighted Average Interest
                                     Fair Value                 Rate
                              ----------------------- -------------------------
                                  2002        2001         2002       2001
                                  ----        ----         ----       ----
Cash and cash equivalents
  Cash                           $ 12,896   $  4,682
  Money Market funds               10,767     25,117       1.10%      1.78%
                                 --------   --------
Total cash and cash equivalents  $ 23,663   $ 29,799
                                 ========   ========


Short-term investments
  Corporate debt securities      $  2,528   $  2,380       1.68%      3.75%
  Debt issued by the U.S.
    government                         --         34                  6.37%
                                 --------   --------
Total short-term investments     $  2,528   $  2,414
                                 ========   ========

Long-term investments
  Corporate debt securities      $    529   $    575       5.57%      6.09%
  Debt issued by the U.S.
    government                        768        562       4.70%      5.50%
                                 --------   --------
Total long-term investments      $  1,297   $  1,137
                                 ========   ========


     On December 31, 2002 our long-term debt consists solely of our Debentures totaling $73.7 million, at a fixed interest rate of 5.25% maturing in 2005. On April 17, 2003, we refinanced our Debentures due 2005 and issued $71.0 million of Senior Secured Notes due 2008 with an initial interest rate of 10%. Refer to the discussion in note 22 of the Notes to the Financial Statements.

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

Item 8.  Financial Statements and Supplementary Data
------   -------------------------------------------

     The financial statements and supplementary data regarding us are included in this Report on Form 10-K beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure
         --------------------

     With the approval of the Audit Committee, QuadraMed has changed its independent public accountants twice in the past three fiscal years. Pisenti & Brinker, LLP ("P&B") served as QuadraMed's independent public accountants for fiscal years 2000 and 2001. On April 5, 2002 the Audit Committee appointed, and the Board of Directors approved, PricewaterhouseCoopers LLP ("PwC") to act as QuadraMed's independent public accountants for the fiscal year ended December 31, 2002. On April 28, 2003 QuadraMed dismissed PwC as its independent public accountants following a decision by the Audit Committee and on May 5, 2003 a Form 8-K was filed with the SEC. On May 5, 2003 BDO Seidman, LLP ("BDO") was appointed as QuadraMed's independent public accountants for the fiscal year ended December 31, 2002.

     There were no disagreements between QuadraMed and its independent public accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
-------   --------------------------------------------------



  NAME, AGE, TITLE                   OCCUPATION AND BACKGROUND
  ----------------                   -------------------------

Lawrence P. English, 62     o Chairman of the Board since December 2000 and
Chairman of the Board and     Chief Executive Officer since June 2000.
Chief Executive Officer     o Founder and Chief Executive Officer of
                              Lawrence P. English, Inc., a private turn-around
                              management firm that consulted with companies
                              such as Amedex Insurance Company and Paracelsus
                              Healthcare Corporation, from January 1999 to June
                              2000.
                            o Chairman of the Board and Chief Executive Officer
                              of Aesthetics Medical Management, Inc., a
                              physician practice management company for plastic
                              surgeons, from July 1997 to January 1999.
                            o President of CIGNA Healthcare, one of the largest
                              HMO providers in the United States, from March
                              1992 until August 1996.

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

Michael S. Wilstead, 45     o President since March 2003 and Chief Operating
President and Chief           Officer since December 2001.  Previously,
Operating Officer             President of the Health Information Management
                              Service and Software Divisions and the former EZ-
                              CAP Division.  Joined QuadraMed in July 1998 as
                              Vice President of Sales.
                            o Group President at STERIS Corporation, an
                              infection control and surgical support products
                              company, from 1995 to 1998.
                            o Various positions at AMSCO International, a
                              medical equipment company, from 1990 to 1995.
                            o Bachelor of Science degree in Business
                              Administration from the University of Phoenix.

Charles J. Stahl, 56        o Executive Vice President and Chief Financial
Executive Vice President      Officer since April 2003.
and Chief Financial Officer o Certified Public Accountant.
                            o Partner with Deloitte & Touche LLP from 1978 to
                              2001 with various roles and responsibilities
                              including Managing Partner of the Valuation and
                              Realty Consulting Group, National Director of
                              Financial Consulting and audit partner in the
                              technology industry.






Dean A. Souleles, 41        o Executive Vice President, Enterprise Division,
Executive Vice President,     since September 2002.
Enterprise Division         o Chief Technology Officer beginning August 2000.
                              Joined QuadraMed in February 2000 as Vice
                              President of Development.
                            o Chief Technology Officer and Director of Research
                              and Development for Chase Credit Systems, Inc., a
                              software and technical services firm serving the
                              mortgage credit reporting industry, from March
                              1997 to February 2000.
                            o Technology consultant to Forest Lawn Mortuary
                              from January to June 1997.
                            o Chief Technology Officer, SureNet Corporation, an
                              Internet service provider, from October 1995 to
                              December 1996.
                            o Consultant to NASA's Jet Propulsion Laboratory as
                              principal engineer and system architect on
                              various space, civil and defense programs from
                              March 1986 to October 1995.

Joseph L. Feshbach, 49      o Chairman of the Board and Chief Executive Officer
                              of Curative Health Services, Inc. (Nasdaq: CURE),
                              a disease management company focused on chronic
                              wound care and specialty pharmacy, since October
                              2000.  Directory since February 2000.
                            o Private investor since 1998.
                            o General Partner of Feshbach Brothers, a money
                              management and stock brokerage firm, from 1985 to
                              1998.
                            o Director of Accordant Health Services
                              Corporation, a private specialty disease
                              management company.

William K. Jurika, 63       o Private investor since 2001.
                            o Co-founder of JMK Investment Partners, LLC, an
                              investment company.
                            o Chief Executive Officer and then Chairman of the
                              Board until 2001 of Jurika & Voyles, Inc., an
                              investment management firm that Mr. Jurika
                              founded in 1976.
                            o Bachelor of Science degree in Marketing from the
                              University of Denver.

Albert L. Greene, 53        o Chief Executive Officer, Queen of Angels
                              Hollywood Presbyterian Medical Center since
                              January 2002.
                            o Chairman of the Board and Chief Executive Officer
                              of HealthCentral.com, an online consumer health
                              information and products service company, from
                              September 1998 to February 2001.
                            o Chief Executive Officer of Sutter Health East
                              Bay, a healthcare delivery system and the parent
                              company of Alta Bates Health System, from June
                              1996 to September 1998.
                            o President and Chief Executive Officer of Alta
                              Bates Medical Center, a 527-bed acute care
                              hospital located in Berkeley, California, from
                              May 1990 to March 1998.
                            o President and Chief Executive Officer of Alta
                              Bates Health System, the parent company of Alta
                              Bates Medical Center, from January 1996 to March
                              1998.
                            o Director of Sierra Health Services, a health and
                              worker insurance company, since April 2000.
                            o Masters of Hospital Administration from the
                              University of Michigan.
                            o Diplomat of the American College of Healthcare
                              Executives and a member of the American Hospital
                              Association.
                            o Past chair of the California Healthcare
                              Association.

F. Scott Gross, 57          o Private investor since January of 2002.
                            o Founder, President, and Chief Executive Officer
                              of Primus Management, Inc., a health services
                              management company formerly known as Alpha
                              Hospital Management Inc., from 1989 to December
                              2001.
                            o Director of Fountain View, Inc., a nursing home
                              chain, since 1999.
                            o Bachelor of Science degree in Biology from
                              California State University, Northridge.
                            o Masters Degree in Public Administration
                              (Healthcare Management Option) from the
                              University of Southern California.

Michael J. King, 64         o Chairman and Chief Executive Officer of
                              HealthScribe, Inc., a computerized medical
                              transcription company, since May 1999.
                            o Chairman of the Board of Directors and Chief
                              Executive Officer of The Compucare Company, a
                              healthcare information systems company acquired
                              by QuadraMed in March 1999, from 1996 to 1999.
                            o Director of Osprey Systems, an e-business
                              consulting services firm, since 1999.
                            o Degree in Mechanical Engineering from the
                              University of Sheffield.
                            o Master of Business Administration equivalent in
                              Management Studies from the University of
                              Hatfield.





Robert W. Miller, 62        o Adjunct Professor of Law, Emory University School
                              of Law
                            o Director and Audit Committee Chairman of Magellan
                              Health Services, Inc.
                            o A.B. in History from the University of Georgia
                            o  LL.B. from the Yale Law School

Cornelius T. Ryan, 71       o Founding General Partner of Oxford Partners LP, a
                              Delaware limited partnership, since 1981 and of
                              Oxford Bioscience Partners, LP, since 1991.
                              Oxford is a venture capital firm specializing in
                              life sciences, currently managing over $800
                              million in committed capital.
                            o Bachelor of Commerce in Economics from the
                              University of Ottawa.
                            o Master of Business Administration from the
                              Wharton School of Business, University of
                              Pennsylvania.


     In November 2002, the Company announced its intention to move its corporate headquarters, including its accounting and finance resources, to its facility in Reston, Virginia. Such a move has not yet occurred, and no date has been set to complete it nor will such a date be set until the Company is confident that the transition can be made without disrupting its control, reporting and disclosure capabilities. The Company does not anticipate that the transition will take place prior to the filing of its 2003 Form 10-K. Nevertheless the Company believes it is in its long term best interests to consolidate its headquarters in Reston. Charles J. Stahl, the Company's current Chief Financial Officer, has indicated that he does not intend to relocate to Reston. Given Mr. Stahl's position, the Company will employ John Wright as an Executive Vice President. Mr. Wright will join the Company later this year. It is the Company's intention that Mr. Wright will succeed Mr. Stahl as CFO, concurrent with the Company's move to Reston. In the interim, Mr. Wright will, among other things, work with Mr. Stahl to ensure the stability of the Company's accounting and finance resources and the development of a smooth transition plan. Mr. Wright, 55, is a Certified Public Accountant and spent most of his career as a partner with Ernst & Young. He has been serving as a consultant to the Audit Committee of the Board since January of 2003 to the Company since July of 2003.


     Section 16(a) Beneficial Ownership Reporting Compliance
     -------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires QuadraMed's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of QuadraMed's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of QuadraMed's equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish QuadraMed with copies of all Section 16(a) reports their file. Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that no Forms 5 were required for those persons, QuadraMed believes that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 2002, were met in a timely manner by its directors, executive officers, and greater than ten percent (10%) beneficial owners.

Item 11.  Executive Compensation
-------   ----------------------

     The following tables show, for the last three fiscal years, compensation information for QuadraMed's Chief Executive Officer and the next four most highly compensated executives. Other tables that follow provide more detail about the specific type of compensation. Each of these officers is referred to as a "named executive officer".



                                Annual Compensation                   Long Term Compensation
                       ------------------------------------- --------------------------------------
                                                   Other       Restricted   Securities   401(k)
Name and Principle       Fiscal  Salary  Bonus  Compensation  Stock Awards  Underlying Compensation
  Position                Year   ($)(1)  ($)(2)      ($)         ($)( 3)     Options(#)  ($)(4)
-----------------------   ----    ----    ----       ---          -----      ---------    ----
Lawrence P. English (5)  2002    407,500  250,000       --             --      110,000    4,000
CHAIRMAN OF THE BOARD    2001    400,000  200,000       --        360,000           --   46,886 (6)
AND CHIEF EXECUTIVE      2000    222,820       --       --             --    1,000,000      708
OFFICER

Michael S. Wilstead      2002    285,000  113,125       --         62,090       40,000    4,000
PRESIDENT AND CHIEF      2001    237,083  111,625       --        367,000      100,000    3,400
OPERATING OFFICER        2000    226,250   50,000       --             --      126,700       --

Mark N. Thomas (7)       2002    285,000  111,250       --        285,840       40,000    4,000
CHIEF FINANCIAL OFFICER  2001    250,000  278,500       --        180,000           --    3,400
                         2000    135,416       --    2,987  (8)        --      350,000

Michael H. Lanza (9)     2002    215,000   61,875    2,200 (13)        --       21,675    4,000
EXECUTIVE VICE PRESIDENT 2001    221,250  108,975  109,180 (10)   180,000           --    8,300(11)
                         2000     61,250       --       --             --      200,000    1,650

Dean A. Souleles (12)    2002    202,500   87,500  111,045 (14)        --       55,000    4,000
EXECUTIVE VICE PRESIDENT 2001    180,000   63,250       --        180,000           --    3,400
                         2000    142,119       --       --             --      100,000    1,650

-----------------------------------

(1) If approved by the Compensation Committee, selected executive officers may elect to apply from $10,000 to $50,000 of their annual base salary to a special option grant under the Salary Investment Option Grant Program of Article Three of the 1996 Stock Incentive Plan (1996 Plan). There were no executive officers selected for the program by the Compensation Committee in 2001. In 2002 Mike Lanza opted to have $10,000 salary deferred to purchase common stock. He received 1,675 shares at the strike price of $2.983 for a total compensation of $225,000. When approved, the features of the special option are:
     Exercise Price   One-third (1/3) of the fair market value QuadraMed's
                      common stock, as determined by the closing price reported
                      on The Nasdaq Stock market on date selected by
                      Compensation Committee, no later than January 31 (FMV).
     No. Of Shares    Amount of salary elected under the Program divided by
                      two-thirds (2/3) of the FMV, rounded down to the next
                      whole share.
     Vesting          Equal monthly installments over 12 months.
                      Immediate vesting upon the named executive officer's
                      death or disability.
                      Immediate vesting upon the occurrence of a Corporate
                      Transaction or a Change of Control.
     Term             10 years.
(2) Bonus payments in each year were made pursuant to the preceding year's Incentive Plan.
(3) The amounts shown represent the dollar value of QuadraMed common stock on the date the restricted stock was granted. All grants of restricted stock ("Restricted Shares") were made under either the 1996 Stock Incentive Plan or the 1999 Stock Incentive Plan. The Restricted Shares cliff vest on the third anniversary of the grant, and are subject to forfeiture if employment terminates before becoming fully vested and non-forfeitable.

     Summary of All Outstanding Grants of Restricted Shares to name executive officers:
     o On June 8, 2001, Mr. English received a grant of 150,000 Restricted Shares; and Messrs. Wilstead, Thomas, Lanza and Souleles each received grants of 75,000 Restricted Shares.
     o On December 13, 2001, Mr. Wilstead received a grant of 25,000 Restricted Shares.
     o On January 2, 2002, Mr. Thomas received a grant of 25,000 Restricted Shares on February 19, 2002, Mr. Wilstead and Mr. Thomas each received a grant of 7,000 Restricted Shares.
     o As of December 31, 2002, the aggregate number of all Restricted Shares held by each named executive officer and the dollar values of the Restricted Shares (equal to the product of the number of Restricted Shares multiplied by $2.62, the closing price reported by the Nasdaq Stock Market on December 31, 2002) were as follows: Mr. English, 150,000 shares ($393,000); Mr. Wilstead 107,000 shares ($280,340); Mr. Thomas
       107,000 shares ($280,340); Mr. Lanza 75,000 shares ($196,500); and Mr.
       Souleles 75,000 shares ($196,500).
(4) Unless otherwise noted, amount shown is QuadraMed's annual contribution on behalf of the named executive officer to the QuadraMed 401(k) Plan and gain on options.
(5) Mr. English was appointed QuadraMed's Chief Executive Officer effective June 12, 2000 and elected Chairman of the Board effective December 31, 2000.
(6) Include QuadraMed's annual contribution of $6,410 on behalf of Mr. English to QuadraMed's 401(k) Plan, $35,801 attributable to the net increase in Mr. English's state income tax solely related to pre-employment gross adjusted income, and payment of professional fees of $4,675 associated with preparation of Mr. English's personal tax returns. Although provided in his employment agreement, Mr. English did not lease an automobile.
(7) Mr. Thomas was appointed Chief Financial Officer on June 9, 2000 and was involuntarily terminated on December 31, 2002.
(8) Mr. Thomas, pursuant to his employment agreement, was reimbursed for unvested 401(k) account funds from his previous employer's 401(k) plan.
(9)  Mr. Lanza was appointed Executive Vice President on September 18, 2000.
(10) Mr. Lanza, pursuant to his employment agreement, was paid from a phantom stock account created to replace options from his previous employer.
(11) Includes QuadraMed's annual contribution of $3,400 on behalf of Mr. Lanza to QuadraMed's 401(k) Plan, and payment of $4,900 in relocation costs.
(12) Mr. Souleles joined QuadraMed in February of 2000 and was appointed Chief Technology Officer on August 16, 2000. He continued in that capacity until November 1, 2002 when he became Executive Vice President of the Enterprise Division.
(13) Includes relocation income on behalf of Mr. Lanza.
(14) Represents amount of gain from exercise of options on behalf of Mr.
     Souleles.

Option Grants In Last Fiscal Year
---------------------------------

     This table shows stock options granted to named executive officers during the 2002 fiscal year. No stock appreciation rights were granted during the 2002 fiscal year to the named executive officers. Stock options may be granted to executive officers only under the 1996 Stock Incentive Plan.

                                                                    Potential Realizable
                                                                      Value at Assumed
                                                                       Annual Rates of
                                                                        Stock Price
                                                                      Appreciation For
                                     Individual Grants                Option Term($)(3)
                      ---------------------------------------------  -------------------
                                  % Of Total
                      Number of     Options
                     Securities   Granted to
                     Underlying    Employees  Exercise of
                       Options     In Fiscal  Base Price   Expiration
Name                 Granted (1)     2001      ($/Sh) (2)     Date      5%        10%
------------------- -----------      ----      ----------     ----     ----       ---
Lawrence P. English   110,000        6.8%      $  8.87     02/19/12  $613,612 $1,555,015
Michael S. Wilstead    40,000        2.5%         8.87     02/19/12   223,132    565,460
Mark N. Thomas         40,000        2.5%         8.87     02/19/12   223,132    565,460
Michael H. Lanza       20,000        1.2%         8.87     02/19/12   111,566    282,730
                        1,675        0.1%         2.98     01/02/12     3,139      7,955
Dean A. Souleles       30,000        1.9%         8.87     02/19/12   167,349    424,095
                       25,000        1.5%         2.67     11/05/12    41,979    106,382
----------------------------

(1) The option has a maximum term of ten years, subject to earlier cancellation upon termination of the named executive officer's service with QuadraMed. Twenty-five percent (25%) of the option shares vest on the first year anniversary of the date of grant and the balance vests in equal monthly installments over the next three years of service. In the event of an acquisition of QuadraMed by merger or asset sale, the vesting will accelerate and the option shares will become fully exercisable unless assumed by the successor corporation.
(2) The exercise price is equal to the fair market value of QuadraMed common stock, as determined by the closing price reported on The Nasdaq Stock Market on the date of grant.
(3) There can be no assurance provided to the named executive officer or any other holder of QuadraMed's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% compounded annual rates or at any other defined level. Unless the market price of QuadraMed common stock appreciates over the option term, no value will be realized from the option granted to the named executive officer.

Aggregated Option Exercises In 2002 And Year-End Option Values
--------------------------------------------------------------

     This table provides information about stock options exercised by named executive officers, and shows the value of unexercised stock options held by each named executive officer as of December 31, 2002.


                                              Number of Securities   Value of Unexercised In the
                                            Underlying Unexercised     Money Options At Fiscal
                                          Options at Fiscal Year End      Year End ($) (2)
                                                      (#)
                                          -------------------------- -------------------------
                         Shares
                        Acquired
                           On         Value
      Name              Exercise   Realized (1) Exercisable Unexercisable Exercisable Unexercisable
----------------------- ---------  -----------  ----------- ------------- ----------- -------------
Lawrence P. English          --     $     --     625,000      485,000      $1,637,500  $  982,500
Michael S. Wilstead          --           --     220,521      181,479         201,957     125,543
Mark N. Thomas               --           --     130,417      179,583         341,693     365,707
Michael H. Lanza             --           --     114,035      107,640         294,750      87,503
Dean A. Souleles         15,000      111,045      34,583       95,417          90,607     171,390
--------------------------

(1) Calculated by subtracting the exercise price from the sale price, and multiplying the value realized per share by the number of shares acquired upon exercise.
(2) Calculated by subtracting the option exercise price from the closing price of QuadraMed common stock on December 31, 2002, as reported on The Nasdaq Stock Market, and multiplying the difference by the applicable number of exercisable or unexercisable option shares.

Director Compensation
---------------------

     QuadraMed executive officers do not receive additional compensation for service as a director.

     Compensation for non-employee directors in 2002 is shown in the following table:



COMPENSATION                                           2002
------------                                           ----
Annual Retainer Fee(1)                                 $15,000
Annual Option Grant(2)                                   6,000 shares
Board Meeting Attendance                                $ 1,500 in person
                                                        $ 1,000 by telephone

Committee Meeting Attendance                            $ 1,500 in person
                                                        $ 1,000 by telephone

Expenses                                                Reasonable

Option Grant Upon First Election(3)                       20,000 shares

Option Grant Upon Election as Committee Chairman (4)      20,000 shares

---------------------------------

(1) Non-employee directors may elect to participate in the Director Fee Option Grant Program under QuadraMed's 1996 Stock Incentive Plan. In 2002, there were no elections to participate in the program. This program allows non-employee directors to apply all or a percentage of their annual retainer fee otherwise payable in cash to a special option grant. The terms of the special option grant are:

     Exercise Price:    - One-third (1/3) of the fair market value of
                          common stock, as determined by the closing price reported on The Nasdaq Stock Market, on the first trading day of January (FMV).
     No. of Option
       Shares:          - Equal to the amount of annual retainer fee elected
                          divided by two-thirds (2/3) of the FMV, rounded down to the next whole share.
     Vesting:           - Fifty percent (50%) on completion of six (6) months
                          of Board service.
                        - Remaining fifty-percent (50%) in six (6) equal
                          monthly installments thereafter.
                        - Immediate vesting upon director's death or
                          disability.
                        - Immediate vesting upon the occurrence of a Corporate
                          Transaction or Change of Control (each as defined in QuadraMed's 1996 Stock Incentive Plan) while the director is a Board member.
     Term:              - Ten (10) years.

(2)  The terms of the automatic annual stock option are:
     Exercise Price:    - Equal to the fair market value of QuadraMed common
                          stock, as determined by the closing price reported on The Nasdaq Stock Market, on the date of election.
     Vesting:           - Equal monthly installments over 12 months.
                        - Death or disability.
                        - Change of Control.
     Term:              - Ten (10) years.

(3)  The terms of the stock option granted upon first election to the Board are:
     Exercise Price:    - Equal to the fair market value of QuadraMed common
                          stock, as determined by the closing price reported on The Nasdaq Stock Market, on the date of each annual meeting of stockholders.
     Vesting:           - One-third (1/3) vests on the first anniversary of the
                          grant.
                        - Remaining two-thirds (2/3) vests in equal monthly
                          installments over the following twenty-four (24)
                          months.
                        - Immediate vesting upon an director's death or
                          disability.
                        - Immediate vesting upon the occurrence of a Corporate
                          Transaction or a Change of Control.
     Term:              - Ten (10) years.

(4) The terms of the stock option granted upon election as a committee chairperson are:
     Exercise Price:    - Equal to the fair market value of QuadraMed common
                          stock, as determined by the closing price reported on The Nasdaq Stock Market, on the date of election.
     Vesting:           - One-third (1/3) vests on the first anniversary of the
                          grant; and
                        - Remaining two-thirds (2/3) vests in equal monthly
                          installments over the following twenty-four (24)
                          months.
                        - Immediate vesting upon a director's death or
                          disability.
                        - Immediate vesting upon the occurrence of a Corporate
                          Transaction or a Change of Control.
     Term:              - Ten (10) years.

Employment Agreements And Termination And Change Of Control Provisions
----------------------------------------------------------------------

     QuadraMed has employment agreements with its Chairman and CEO, Lawrence P. English, and the other named executive officers, Michael S. Wilstead, Mark N. Thomas, Michael H. Lanza, and Dean A. Souleles. All of these agreements are "at will" and have similar terms and conditions as set forth in the following table:

Term               o Two years, automatically renewed unless three month's
                     prior notice.(1)
                   o One year, automatically renewed for terms of one year
                     unless one month's prior notice.(2)

CEO English's      o Annual base rate of salary determined by the Compensation
Compensation         Committee.
                   o Discretionary bonus target of up to 50% of annual base
                     rate of salary determined by the Compensation Committee.
                   o Enhanced cash bonus of 50% of target annual bonus to be
                     paid on December 31, 2003 if QuadraMed exceeds the cash flow goals determined by the Board for 2001, 2002, and 2003 or the three year aggregate total, only if the executive remains employed by QuadraMed.
                   o Additional discretionary bonuses determined by the
                     Compensation Committee based on achievement of specified goals established by the Board.
                   o Amounts equal to the net increase in state income tax
                     attributable to becoming a California resident solely as related to pre-employment gross adjusted income, as determined by QuadraMed's independent accountants.

Other Executive    o Annual base rate of salary determined by the Compensation
Officer              Committee.
Compensation       o Discretionary bonus target of up to 50% of annual base
                     rate of salary determined by the Compensation Committee.
                   o Enhanced cash bonus of 50% of target annual bonus to be
                     paid on December 31, 2003, if QuadraMed exceeds the cash flow goals determined by the Board for 2001, 2002, and 2003 or the three year aggregate total, only if the executive remains employed by QuadraMed.
                   o Additional discretionary bonuses determined by the
                     Compensation Committee based on achievement of specified goals established by the Board.
                   o Amounts paid in consideration of lost compensation and
                     other benefits from previous employers as a consequence of joining QuadraMed.(3)(4)

Benefits           o Participation in group life, medical, and dental
insurance.         o Accidental death and dismemberment plan.
                   o Other employee benefits, including 401(k) plan, profit
                     sharing, stock purchase and option plans.

--------------------------
(1) Provided in Mr. English's agreement, dated and effective June 12, 2000, and amended September 20, 2001; in Mr. Thomas' agreement, dated May 12, 2000, and effective June 9, 2000, and amended September 20, 2001; and in Mr. Wilstead's agreement, dated and effective April 1, 1999, and amended September 20, 2001.
(1) Provided in Mr. Lanza's agreement, dated and effective September 18, 2000, and amended September 19, 2001; and in Mr. Souleles' agreement, dated and effective August 16, 2000, and amended September 12, 2001.
(2) Mr. Thomas, pursuant to his agreement, was paid $22,987 for unvested 401(k) funds from his previous employer.
(4) Mr. Lanza, pursuant to his agreement, received an unfunded and unsecured phantom stock account of 95,293 QuadraMed shares with an initial value of $1.50 for unvested options from his previous employer. Mr. Lanza is to be paid, based on the closing price of QuadraMed's two business days prior, the value of the following number of phantom shares on the following dates: 43,672 on February 25, 2001; 29,306 on February 26, 2002; and 22,315 on February 23, 2003. Appropriate adjustments are to be made to the phantom stock account if there is a stock split, reclassification, or similar occurrence.

(Continued)

Vacation           o Four weeks.

Options            o Issued pursuant to QuadraMed's 1996 Stock Incentive
                     Plan.(5)

Expenses           o Customary, ordinary, and necessary business expenses.
                   o Relocation. (6)(7)
                   o Preparation of personal tax returns.(8)
                   o Automobile lease.(9)

Termination for    o Acts of fraud, embezzlement, or misappropriation of
Cause proprietary information, trade secrets, or confidential information.
                   o Failure to adhere to QuadraMed policies.
                   o Failure to devote full working time and effort to
                     performance of duties.(10)

Change of Control  o Merger or acquisition in which QuadraMed is not the surviving entity.
                   o Stockholder approved sale, transfer, or disposition of all or substantially all of QuadraMed's assets.
                   o Transfer of substantially all of QuadraMed's assets
                     pursuant to a partnership or joint venture in which QuadraMed's interest is less than 50%.
                   o Reverse merger in which QuadraMed is the surviving entity but in which more than 50% of QuadraMed's shares are transferred.
                   o Change in ownership such that one person or entity becomes beneficial owner of more than 50% of QuadraMed's shares.
                   o Majority of the Board is replaced in a 12-month period by
                     Directors not endorsed by the majority of the existing
                     Board.

Involuntary        o Termination not for cause.
Termination        o Involuntary discharge or dismissal.
                   o Failure to renew employment agreement.
                   o Material reduction in responsibilities.

CEO English's      o Two times then current annual base salary.
Severance on       o Acceleration of unvested options so that at least 250,000
Involuntary          shares will be vested and exercisable as of the date
Termination          of termination.
Other Than         o Gross up payment if any severance payment is subject
in Connection        to excise tax under Section 4999 of Internal Revenue Code.
with a Change      o Severance conditioned on complete and unconditional
of Control           release.

(5) Pursuant to their respective agreements, Mr. English was granted an option to purchase 1,000,000 shares; Mr. Thomas was granted an option to purchase 200,000 shares; Mr. Lanza was granted an option to purchase 200,000 shares; and Mr. Souleles was granted an option to purchase 80,000 shares.
(6) Mr. English, pursuant to his agreement, was entitled to reasonable relocation costs.
(7) Mr. Lanza, pursuant to his agreement, was entitled to reasonable relocation costs up to $65,000.
(8) Mr. English, pursuant to his agreement, is entitled to reimbursement for expenses associated with the preparation of his personal tax returns.
(9) Mr. English, pursuant to his agreement, is entitled to reimbursement of up to $750 per month for an automobile lease. Mr. English, however, did not seek reimbursement for this expense in 2001.
(10) Mr. English, pursuant to his agreement, is permitted to serve as a member of up to three outside boards of directors.

(Continued)

CEO English's      o Two times then current annual base salary and annual
target bonus.      o Gross up payment if any severance payment is subject to
Severance on         excise tax under Section 4999 of Internal Revenue Code.
Change of Control  o To extent not assumed by the acquiring company,
Or                   acceleration of all unvested options, which terminate
Involuntary          pursuant to the terms of the grant.
Termination Within o Acceleration of unvested options and restricted stock.
24 Months of a     o In lieu of other severance, Mr. English may voluntarily
Change of Control    terminate his employment, contingent on continued
                     employment for a minimum of 60 days, whereupon one-half of unvested options shall accelerate and, together with all vested options, remain exercisable for the full term of the option.

Other Executive    o One times then current annual base salary.(11)
Officer Severance o One year of life, health, and disability plan coverage. On Involuntary o Acceleration of unvested options, restricted stock, and
Termination Other    phantom stock.
Than in Connection o Gross up payment if any severance payment is subject to With a Change of excise tax under Section 4999 of Internal Revenue Code.
Control            o Severance conditioned on complete and unconditional
                     release.

Other Executive    o One times then current annual base salary and annual
Officer Severance    target bonus.
On Change of       o Two years of life, health, and disability plan coverage.
Control Or         o To extent not assumed by the acquiring company,
Involuntary          acceleration of all unvested options.
Termination        o Gross up payment if any severance payment is subject
within 24 months     to excise tax under Section 4999 of Internal Revenue Code.
of a Change of
Control


(11) Mr. Thomas pursuant to his agreement is also entitled to a bonus payment equal to forty percent (40%) of his then current annual base salary.


Compensation Committee Interlocks And Insider Participation
-----------------------------------------------------------

Messrs. Ryan and Grass were directors and members of the Compensation Committee during the last fiscal year. None of the members of the Compensation Committee has ever been an officer or employee of QuadraMed Corporation or any of its subsidiaries.

Compensation Committee Report On Executive Compensation
-------------------------------------------------------

     QuadraMed's Compensation Committee establishes general executive compensation policies and reviews and determines the salaries, bonuses, and discretionary option grants awarded to QuadraMed's executives, including the Chief Executive Officer.

     The Compensation Committee retained an independent compensation consulting firm in 2002 to provide advice on executive compensation matters and provide it with the following:

   o Comparative executive compensation information, including salary, bonus, and option data for companies similar to QuadraMed and that compete with QuadraMed for executive talent.

   o Specific recommendations to maintain QuadraMed's executive compensation at levels competitive with the marketplace.

     The following table summarizes the key policies, factors, and other compensation information that the Compensation Committee used in determining 2002 executive compensation, including that of the Chief Executive Officer:


Policies           o Provide competitive compensation to attract and retain
                     highly-skilled executives.
                   o Align and tie executive personal performance to
                     QuadraMed's financial performance through the use of variable and long-term incentive awards.

Executive          o Annual base salary, tied to the Compensation Committee's
Compensation         evaluation of personal executive performance
Elements             and the competitive marketplace for comparable executives.
                   o Variable incentive awards, tied to achievement of
                     QuadraMed's financial goals set at the beginning of the
                     fiscal year and evaluation of personal executive
                     contribution.
                   o Long-term equity-based incentive awards, tied to aligning the interests of executive officers with stockholders'
                     interests.
2001 Factors       o Contribution margin targets set by the Board.
                   o Improvement of management processes.
                   o Development of long-term corporate business, research
                     and development, and financial strategies.
                   o Improved communication with customers, the investment
                     community, and the Board.

     With regard to the compensation of the Chief Executive Officer, the Compensation Committee evaluated QuadraMed's contribution margins and Mr. English's performance on a variety of matters, including improvement of management processes, reduction in expenses, strengthening of the management team, increase in revenues, development of long-term corporate business and financial strategies, and improved communication with customers, the investment community, and the Board.

     Pursuant to Section 162(m) of the Internal Revenue Code, QuadraMed is not allowed a tax deduction for non-performance based compensation paid to an executive officer in excess of $1 million in any fiscal year. Non-performance based compensation paid to a QuadraMed executive officer in 2002 did not exceed this limitation and it is unlikely that this limitation will be exceeded in the foreseeable future. Consequently, the Compensation Committee has decided not to take any action to limit or restructure the elements of cash compensation payable to QuadraMed's executive officers. This decision will be reconsidered, however, should the non-performance based compensation of any executive officer ever approach the $1 million level.

     The Board did not modify or reject any Compensation Committee action or recommendation regarding executive compensation for the 2002 fiscal year.

                                             Compensation Committee:

                                             Cornelius T. Ryan, Chairman
                                             F. Scott Gross

Performance Graph
-----------------

     The following chart, produced by Research Data Group, depicts QuadraMed's performance for the period beginning on December 31, 1997, and ending December 31, 2002, as measured by total stockholder return on the common stock compared with the total return of the Nasdaq Stock Market (U.S.) Index and the Nasdaq Computer and Data Processing Index. Upon request, QuadraMed will furnish stockholders a list of the component companies of such indexes.


            COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)
                     AMONG QUADRAMED CORPORATION,
                 THE NASDAQ STOCK MARKET (U.S.) INDEX
            AND THE NASDAQ COMPUTER & DATA PROCESSING INDEX


     [GRAPHIC DEPICTING COMPARATIVE CUMULATIVE TOTAL RETURN SHOWN HERE]



(1) $100 invested on 12/31/97 in stock or index-including reinvestment of dividends.
    Fiscal year ending December 31.


Data points used to develop cumulative total return comparison:

                                     12/97   12/98   12/99   12/00   12/01   12/02
                                     -----   -----   -----   -----   -----   -----
QuadraMed Corporation                100.00   74.55   31.71    2.96   30.73   9.53

Nasdaq Stock Market (U.S.)           100.00  140.99  261.49  157.77  125.23  86.58

Nasdaq Computer & Data Processing    100.00  178.39  392.44  180.62  145.45  100.30



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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------   --------------------------------------------------------------

     The following table shows how much QuadraMed common stock is directly and beneficially owned by:

   o Each nominee for director, QuadraMed's Chief Executive Officer, and the next four most highly compensated executive officers other than the Chief Executive Officer;

   o The nominees for director, the Chief Executive Officer, and all QuadraMed executive officers as a group;

   o The total number of shares and percent of ownership for each named officer includes shares of QuadraMed common stock that he has the right to acquire on or before September 18, 2003, which are deemed to be outstanding, but not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person; and

   o The beneficial ownership percentages have been calculated based on 27,530,502 shares of common stock outstanding on July 20, 2003.


                                Number of      Right to
         Name                 Shares Owned     Acquire      Total     %
--------------------------    ------------     -------      -----     --
Lawrence P. English (1)(2)      100,000        809,792     909,792    3.3
Joseph L. Feshbach (1)           20,000         49,732      69,732     *
Albert L. Greene (1)                 --         45,500      45,500     *
F. Scott Gross (1)                   --         52,565      52,565     *
William K. Jurika (1)         3,806,040             --   3,806,040   13.8
Michael J. King (1)                  --        198,817     198,817     *
Robert W. Miller (1)                 --             --          --     *
E.A. Roskovensky (1)              2,900         44,070      46,970     *
Cornelius T. Ryan (1)             5,000         74,681      79,681     *
Dean A. Souleles (2)                 --         59,375      59,375     *
Charles J. Stahl (2)                 --         37,500      37,500     *
Michael S. Wilstead (2)           2,500        273,333     275,833    1.0
                              ---------      ---------   ---------  -----
All directors and executive
  officers as a group (12)    3,933,540      1,601,295   5,534,835   20.1
                              =========      =========   =========   ====

(1)  Directors
(2)  Executive officers
*     Less than 1%


Item 13.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

     Lawrence P. English, QuadraMed's Chairman and Chief Executive Officer, is a director of Curative Health Services, Inc., and serves as Chairman of its Executive Committee and as a member of its Audit Committee. Joseph L. Feshbach, a QuadraMed director, is the Chairman of the Board of Curative Health Services, Inc.

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

     Michael J. King, a QuadraMed director, is a former officer of QuadraMed and was President of Compucare, acquired by QuadraMed in 1999. He is the Chief Executive Officer of Healthscribe, Inc. ("Healthscribe"), a provider of transcription services. Prior to Mr. King's appointment as Healthscribe's CEO,

QuadraMed entered into a subcontract with Healthscribe for transcription services at a healthcare facility managed by QuadraMed. At the end of March 2001, this subcontract was terminated and the healthcare facility managed by QuadraMed contracted directly with Healthscribe for services. In the years ended December 31, 2001 and 2000, QuadraMed paid Healthscribe a total of $300,000 and $1.3 million, respectively.

Item 14.  Controls and Procedures
-------   -----------------------

     Our Chief Executive Officer and Chief Financial Officer, with the participation of our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13(a)-14(c), and 15(d), which became effective August 29, 2002) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the controls and other procedures they designed to ensure that information required to be disclosed in the reports we file or submit under the Act are accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosures, were effective.

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

     In addition, our Chief Executive Officer and Chief Financial Officer and Audit Committee are aware of conditions that are considered to be reportable conditions in internal controls under standards established by the American Institute of Certified Public Accountants. These reportable conditions allowed errors to go undetected in some of our 2002 internal financial statements and in our previously issued consolidated financial statements reported in our 2001 10-K and March 31, 2002 10-Q. The 2001 10-K/A was filed in June 2003 and the March 31, 2002 10Q/A was filed in August 2003 to correct these errors in our previously issued consolidated financial statement.

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

   o We retained Charles Stahl, formerly an audit partner with Deloitte & Touche, LLP, as a full-time consultant and then hired him as Executive Vice President and Chief Financial Officer to lead the final phase of the restatement effort and the strengthening of our internal controls; and

   o Our Audit Committee has engaged a financial expert to advise them and strengthen the Audit Committee's role in corporate governance.

We and the Chief Financial Officer have built a complete permanent finance department to replace the one that was based, in part, on consultants.

                                   PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

    1. Financial Statements.

       The consolidated financial statements incorporated herein begin on page F-1.

    2. Financial Statement Schedule.
       Reference is made to Schedule II - Valuation and Qualifying Accounts on page S-1.
    3. Exhibits. Reference is made to Item 15(c) of this Annual Report on Form 10-K.

(b) Reports filed on Form 8-K during the last quarter of the year covered by this Annual Report on Form 10-K:

    1. Form 8-K dated October 16, 2002, providing an update of the Company's ongoing restatement activities.

    2. Form 8-K dated October 22, 2002, describing an extension granted by Nasdaq until December 16, 2002 for the Company to complete its restatement activities.

    3. Form 8-K dated December 10, 2002, providing an update of the Company's ongoing restatement activities.

    4. Form 8-K dated December 10, 2002, describing an extension request made to Nasdaq for the company to complete its restatement activities.

    5. Form 8-K dated December 13, 2002, describing the asset sales agreement signed with Precyse Solutions, LLC on December 9, 2002.

(c)     Exhibits.

     The exhibits listed on the accompanying Exhibit Index or incorporated by reference are filed as part of this Annual Report on Form 10-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   QUADRAMED CORPORATION

Date:  August 15, 2003
                                           By:     /s/ Lawrence P. English
                                              ---------------------------------
                                              Lawrence P. English
                                              Chairman of the Board
                                              Chief Executive Officer

Date:  August 15, 2003
                                           By:     /s/ Charles J. Stahl
                                              ---------------------------------
                                              Charles J. Stahl
                                              Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the date indicated:


        Signatures                     Title                        Date
        ----------                     -----                        ----
  /s/ Lawrence P. English     Chairman of the Board and Chief   August 15, 2003
---------------------------   Executive Officer (Principal
    Lawrence P. English       Executive Officer)


   /s/ Charles J. Stahl       Chief Financial Officer           August 15, 2003
---------------------------   (Principal Financial and
      Charles J. Stahl        Accounting Officer)


  /s/ Joseph L. Feshbach      Director                          August 15, 2003
---------------------------
    Joseph L. Feshbach

   /s/ Albert L. Greene       Director                          August 15, 2003
---------------------------
     Albert L. Greene

    /s/ F. Scott Gross        Director                          August 15, 2003
---------------------------
      F. Scott Gross

    /s/ William Jurika        Director                          August 15, 2003
---------------------------
      William Jurika

    /s/ Michael J. King       Director                          August 15, 2003
---------------------------
     Michael J. King

   /s/ Robert W. Miller       Director                          August 15, 2003
---------------------------
     Robert W. Miller

   /s/ Cornelius T. Ryan      Director                          August 15, 2003
---------------------------
     Cornelius T. Ryan



                               EXHIBIT INDEX
                                -------------
2.1   Securities Purchase Agreement dated September 28, 2000, by and between
      QuadraMed Corporation, QuadraMed Operating Corporation, and investors whose names and addresses are set forth on Schedule I thereto. (13)
2.1   Securities Purchase Agreement dated as of May 5, 2000, by and among
      QuadraMed Corporation, QuadraMed Operating Corporation, Certain Investors
      and ChartOne, Inc. (9)
2.2   Asset Contribution Agreement dated as of May 3, 2000, by and among
      QuadraMed Corporation, QuadraMed Operating Corporation and ChartOne, Inc.
2.3   Asset Purchase Agreement, by and among, QuadraMed Corporation, QuadraMed
      Operating Corporation, OAO Technology Solutions, Inc., and OAO
      Transaction, LLP, dated as of August 16, 2001. (15)
3.4   Amended and Restated Bylaws of QuadraMed. (1)
3.5   Third Amended and Restated Certificate of Incorporation of QuadraMed. (5)
3.6   Amended and Restated Certificate of Incorporation of QuadraMed, amended
      January 28, 2002.
4.1   Reference is made to Exhibits 3.4 and 3.5. (1) (5)
4.2   Form of Common Stock certificate. (1)
4.3   Securities Purchase Agreement, dated as of April 17, 2003, among
      QuadraMed Corporation and certain investors listed on the signature pages attached thereto.*
4.24  Form of Note.*
4.25  Warrant Agreement dated as of April 17, 2003, by and between QuadraMed
      Corporation and The Bank of New York, as warrant agent.*
4.26  Indenture, date as of April 17, 2003, between QuadraMed Corporation and the Bank of New York, as trustee.*
4.27  Registration Rights Agreement, dated as of April 17, 2003, among
      QuadraMed, the investors listed on the signature pages thereto, and
      Philadelphia Brokerage Corporation.*
4.28  Security Agreement, dated as of April 17, 2003, made by QuadraMed
      Corporation in favor of The Bank of New York, as collateral agent.*
4.11  Form of Warrant to Purchase Common Stock. (1)
4.12  Registration Rights Agreement dated December 5, 1996, by and between
      QuadraMed and the investors listed on Schedule A thereto. (2)
4.14  Registration Rights Agreement, dated as of June 5, 1998, by and among
      QuadraMed Corporation and the stockholders of Pyramid Health Group, Inc.
      named therein. (3)
4.15  Subordinated Indenture, dated as of May 1, 1998, between QuadraMed and
      The Bank of New York. (4)
4.16  Officers' Certificate delivered pursuant to Sections 2.3 and 11.5 of the
      Subordinated Indenture. (4)
4.17  Registration Rights Agreement dated April 27, 1998, by and among
      QuadraMed and the Initial Purchasers named therein. (4)
4.18  Form of Global Debenture. (4)
4.19  Form of Certificated Debenture. (4)
4.21  Registration Rights Agreement dated December 23, 1998, by and between
      QuadraMed and the shareholders listed therein. (7)
4.22  Registration Rights Agreement, dated as of March 3, 1999, by and among
      QuadraMed Corporation and the stockholders of The Compucare Company named therein. (6)
10.1  1996 Stock Incentive Plan of QuadraMed. (l)
10.2  1996 Employee Stock Purchase Plan of QuadraMed. (1)
10.3  Summary Plan Description, QuadraMed Corporation 401(k) Plan. (1)
10.4  Form of Indemnification Agreement between QuadraMed and its directors and executive officers. (1)
10.5  1999 Supplemental Stock Option Plan for QuadraMed. (14)
10.64 Separation Agreement dated June 12, 2000, between James D. Durham and
      QuadraMed. (11)
10.65 Separation Agreement dated June 12, 2000, between John V. Cracchiolo and
      QuadraMed. (11)
10.66 Employment Agreement dated June 12, 2000, between Lawrence P. English and
      QuadraMed. (11)
10.67 Employment Agreement dated May 12, 2000, between Mark Thomas and
      QuadraMed. (11)
10.67 Employment Agreement dated August 16, 2000, between Dean Souleles and
      QuadraMed.
10.68 Employment Agreement dated September 18, 2000, between Michael H. Lanza and QuadraMed. (12)
10.69 Employment Agreement dated January 7, 2001, between Peter van der Grinten and QuadraMed.
23.1  Consent of BDO Seidman, LLP, Independent Public Accountants.
23.2  Consent of Pisenti & Brinker, LLP, Independent Public Accountants.
24.1  Power of Attorney (set forth in the signature page hereto).
31.1  Chief Executive Officer Certification.
31.2  Chief Financial Officer Certification.
32.1  Chairman and Chief Executive Officer Certification Pursuant to Section
      906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section
      1350, Chapter 63 of title 18, United States Code).
32.2  Chief Financial Officer Certification Pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350,
      Chapter 63 of title 18, United States Code).
-------------------------------

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





(4) Incorporated by reference from our Registration Statement on Form S-3, No. 333-55775, as filed with the Commission on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the Commission on June 17, 1998.
(5) Incorporated by reference from the exhibit with the same number to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the Commission on August 14, 1998, as amended on August 24, 1988.
(6) Incorporated herein by reference from our Current Report on Form 8-K filed with the Commission on March 22, 1999.
(7) Incorporated herein by reference from our Registration Statement on Form S-3, No. 333-80617, as filed with the Commission on June 14, 1999, as amended by Amendment No. l thereto, as filed with the Commission on August 4, 1999.
(8) Incorporated herein by reference from the exhibit with the same number to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, as filed with the Commission on May 17, 1999.
(9) Incorporated herein by reference from exhibit with the same number to our Current Report on Form 8-K filed with the Commission on June 22, 2000.
(10) Incorporated herein by reference from the exhibit with the same number to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999.
(11) Incorporated herein by reference from the exhibit with the same number to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the Commission on August 14, 2000.
(12) Incorporated herein by reference from the exhibit with the same number to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the Commission on November 15, 2000.
(13) Incorporated herein by reference from the exhibit with the same number to our Current Report on Form 8-K filed with the Commission on November 6, 2000.
(14) Incorporated herein by reference from our annual report on Form 10-K, as filed with the Commission on March 30, 2000, as amended by May 1, 2000.
(15) Incorporated herein by reference from our Current Report on Form 8-K, as filed with the Commission on August 21, 2001.
* Incorporated by reference from our Current Report on Form 8-K filed with the Commission on April 30, 2003

                                      55


             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                      ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of QuadraMed Corporation:

     The audit referred to in our report dated August 1, 2003, relating to the consolidated financial statements of QuadraMed Corporation, which is contained in Item 15 of this Form 10-K, included the audit of the financial statement schedule listed in the index at Item 15.(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

     In our opinion, the financial statement schedule as of and for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                              /s/  BDO Seidman, LLP
                                              ----------------------------
                                              BDO Seidman, LLP

                                              San Jose, California
                                              August 1, 2003

                             QUADRAMED CORPORATION
                                 SCHEDULE II
                      VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

<CAPSTION>
                                                 Additions   Additions
                                   Balance at   Charged to   Charged                Balance at
                                  Beginning of  Costs and    to Other                 End of
Description                          Year        Expenses    Accounts   Deductions      Year
---------------------------------    ----        --------    --------   ----------      ----
Year ended December 31, 2000:
  Allowance for doubtful accounts   $ 2,669    $   7,234        --      $  (6,437)   $  3,466

Year ended December 31, 2001:
  Allowance for doubtful accounts   $ 3,466    $   2,090        --      $  (1,317)   $  4,239

Year ended December 31, 2002:
  Allowance for doubtful accounts   $ 4,239    $   1,403        --      $  (1,296)   $  4,346



                             QUADRAMED CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Page
                                                                           ----
Reports of Independent Public Accountants...............................    F-2
Consolidated Balance Sheets.............................................    F-4
Consolidated Statements of Operations...................................    F-5
Consolidated Statements of Changes in Stockholders' Equity (Deficit) and
  Comprehensive Income (Loss)...........................................    F-6
Consolidated Statements of Cash Flows...................................    F-7
Notes to Consolidated Financial Statements..............................    F-8


            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of QuadraMed Corporation:

     We have audited the accompanying consolidated balance sheet of QuadraMed Corporation (a Delaware corporation) and its subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QuadraMed Corporation and its subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 2 to the consolidated financial statements, in fiscal 2002 the Company changed its method for accounting for reimbursable out of pocket expenses to conform with Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred.

     As discussed in note 3 to the consolidated financial statements, in fiscal 2002 the Company changed its method for accounting for goodwill and other intangible assets to conform to Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets.



                                           /s/  BDO Seidman, LLP
                                           ------------------------------
                                           BDO Seidman, LLP

San Jose, California
August 1, 2003

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of QuadraMed Corporation:

     We have audited the accompanying consolidated balance sheets of QuadraMed Corporation and its subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the Company's financial position as of December 31, 2001, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 15(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                           /s/  Pisenti & Brinker LLP
                                           --------------------------------
                                           PISENTI & BRINKER LLP

Petaluma, California
March 28, 2003 (May 15, 2003 as to the first paragraph of note 25)

                             QUADRAMED CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                            December 31,
                                                    ---------------------------
                   ASSETS                                2002          2001
                                                         ----          ----
Current assets
  Cash and cash equivalents                            $  23,663     $  29,799
  Short-term investments                                   2,528         2,414
  Accounts receivable, net of allowance for
    doubtful accounts of $4,346 and $4,239,
    respectively                                          31,612        33,165
  Unbilled receivables                                     3,475         3,825
  Notes and other receivables                              4,416           282
  Prepaid expenses and other current assets                8,972         7,285
                                                       ---------     ---------
    Total current assets                                  74,666        76,770
                                                       ---------     ---------
Restricted cash                                            5,849         4,356
Property and equipment, net of accumulated
  depreciation and amortization of $16,170 and
  $12,634, respectively                                    6,019         7,323
Capitalized software development costs, net of
  accumulated amortization of $7,776 and $6,511
  respectively                                             5,670         6,214
Goodwill                                                  18,445        14,721
Other intangible assets, net of accumulated
  amortization of $13,316 and $10,784, respectively        9,275         8,634
Other long-term assets                                     7,003         7,115
                                                       ---------     ---------
    Total assets                                       $ 126,927     $ 125,133
                                                       =========     =========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable and accrued expenses                $   3,586     $     893
  Accrued payroll and related                              6,942         6,402
  Other accrued liabilities                                6,509         6,245
  Deferred revenue                                        39,492        30,721
                                                       ---------     ---------
    Total current liabilities                             56,529        44,261
                                                       ---------     ---------
Convertible subordinated debentures                       73,719        73,719
Other long-term liabilities                                3,914         2,932
                                                       ---------     ---------
Total liabilities                                        134,162       120,912
                                                       ---------     ---------

Commitments and contingencies

Stockholders' equity (deficit)

  Preferred stock, $0.01 par, 5,000 shares authorized,
    no shares issued and outstanding                          --            --
  Common stock, $0.01 par, 50,000 shares authorized,
    26,965 and 26,493 shares issued and outstanding,
    respectively                                             205           201
  Additional paid-in-capital                             275,631       273,384
  Deferred compensation                                     (588)       (1,085)
  Accumulated other comprehensive loss                      (310)         (468)
  Accumulated deficit                                   (282,173)     (267,811)
                                                       ---------     ---------
Total stockholders' equity (deficit)                      (7,235)        4,221
                                                       ---------     ---------
Total liabilities and stockholders' equity (deficit)   $ 126,927     $ 125,133
                                                       =========     =========



             The accompanying notes are an integral part of these
                     consolidated financial statements.

                             QUADRAMED CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                   Year ended December 31,
                                             ---------------------------------
                                                2002         2001       2000
                                                ----         ----       ----
Revenue
  Services                                    $ 76,804    $ 82,477    $ 92,399
  Licenses                                      32,781      34,569      28,613
                                              --------    --------    --------
    Total revenue                              109,585     117,046     121,012
                                              --------    --------    --------
Cost of revenue
  Cost of services                              36,098      34,104      54,846
  Cost of licenses                               9,130       8,673       7,118
                                              --------    --------    --------
    Total cost of revenue                       45,228      42,777      61,964
                                              --------    --------    --------

    Gross margin                                64,357      74,269      59,048
                                              --------    --------    --------

Operating expenses
  General and administration                    41,149      35,707      57,036
  Sales and marketing                           21,551      20,710      23,767
  Research and development                      17,154      14,371      24,573
  Amortization, impairment and other
    operating charges                            3,108       9,069      11,137
                                              --------    --------    --------
Total operating expenses                        82,962      79,857     116,513
                                              --------    --------    --------
Loss from operations                           (18,605)     (5,588)    (57,465)
                                              --------    --------    --------
Other income (expense)
  Interest expense                              (3,461)     (4,741)     (6,504)
  Interest income                                  696       2,034       2,139
  Gain on sale of assets                         1,500       7,088      27,196
  Other income (expense), net                     (988)        402      (4,103)
                                              --------    --------    --------
    Other income (expense)                      (2,253)      4,783      18,728
                                              --------    --------    --------
Loss from continuing operations before income
  taxes and extraordinary item                 (20,858)       (805)    (38,737)

Provision for income taxes                          --        (150)       (617)
                                              --------    --------    --------
Loss from continuing operations before
  extraordinary item                           (20,858)       (955)    (39,354)

Gain on redemption of debentures                    --      12,907          --
                                              --------    --------    --------
Income (loss) from continuing operations       (20,858)     11,952     (39,354)

Income (loss) from discontinued operations
  (net of income taxes)                         (2,280)     (2,539)      2,679
Gain on disposal of discontinued operations      8,776          --          --
                                              --------    --------    --------
Net income (loss)                             $(14,362)   $  9,413    $(36,675)
                                              ========    ========    ========

Income (loss) per share
  Basic
    Continuing before extraordinary item and
      discontinued operations                 $  (0.77)   $  (0.03)   $  (1.53)
    Extraordinary item                              --        0.50          --
                                              --------    --------    --------
    Continuing operations                        (0.77)       0.47       (1.53)
    Discontinued operations                       0.24       (0.10)       0.10
                                              --------    --------    --------
    Net                                       $  (0.53)   $   0.37    $  (1.43)
                                              ========    ========    ========
  Diluted
    Continuing before extraordinary item and
      discontinued operations                 $  (0.77)   $  (0.03)   $  (1.53)
    Extraordinary item                              --        0.50          --
                                              --------    --------    --------
    Continuing operations                        (0.77)       0.47       (1.53)
    Discontinued operations                       0.24       (0.10)       0.10
                                              --------    --------    --------
    Net                                       $  (0.53)   $   0.37    $  (1.43)
                                              ========    ========    ========

Weighted average shares outstanding
  Basic                                         26,915      25,566      25,623
                                              ========    ========    ========
  Diluted                                       26,915      25,566      25,623
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

                             QUADRAMED CORPORATION
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                         AND COMPREHENSIVE INCOME (LOSS)
                                (in thousands)

                                                                          Accumulated
                                                Additional                   Other                     Total           Other
                                                 Paid-in    Deferred     Comprehensive Accumulated  Stockholders'   Comprehensive
                                  Common Stock   Capital   Compensation  Income (Loss)   Deficit   Equity(Deficit)  Income (Loss)
                                  -------------
                                  Shares Amount
                                 ---------------  -------   ------------  -------------   -------   --------------- -------------
December 31, 1999                25,319 $  187   $ 270,691   $  (2,530)    $   (287)    $ (240,549)    $  27,512     $  (47,518)
Issuance of common stock through
  Employee Stock Purchase Plan       58     --         488          --           --             --           488
Amortization of restricted shares
  of common stock                    --     --          --         154           --             --           154
Accelerated vesting of restricted
  shares                             --     --          --       1,878           --             --         1,878
Cancellation of restricted shares    --     --        (498)        498           --             --            --
Issuance of common stock for
  legal expenses                     79      1          78          --           --             --            79
Exercise of common stock options    299      3         438          --           --             --           441
Unrecognized pension costs           --     --          --          --       (1,364)            --        (1,364)        (1,364)
Net unrealized gain on
  available-for-sale securities      --     --          --          --          321             --           321            321
Net loss                             --     --          --          --           --        (36,675)      (36,675)       (36,675)
                                 ------  -----    --------    --------     --------     ----------      --------      ---------
December 31, 2000                25,755    191     271,197          --       (1,330)      (277,224)       (7,166)       (37,718)
Issuance of restricted shares of
  common stock                      475      5       1,262      (1,267)          --             --            --
Amortization of restricted
  shares of common stock             --     --          --         205           --             --           205
Issuance of common stock options
  to non-employees and consultants   --     --          64         (64)          --             --            --
Amortization of common stock
  options of non-employees and
  consultants                        --     --          --          41           --             --            41
Exercise of common stock of
  non-employees and consultants      60      1         105          --           --             --           106
Compensation related to issuance
  of common stock                   187      2         887          --           --             --           889
Exercise of common stock options    216      2         691          --           --             --           693
Purchase of treasury stock         (200)    --        (822)         --           --             --          (822)
Unrecognized pension costs           --     --          --          --          834             --           834            834
Net unrealized gain on
  available-for-sale securities      --     --          --          --           28             --            28             28
Net income                           --     --          --          --           --          9,413         9,413          9,413
                                 ------  -----    --------    --------     --------     ----------      --------      ---------
December 31, 2001                26,493    201     273,384      (1,085)        (468)      (267,811)        4,221         10,275
Issuance of restricted shares of
  common stock                       39     --         348        (348)          --             --            --
Amortization of restricted shares
  of common stock                    --     --          --         812           --             --           812
Amortization of common stock
  options of non-employees and
  consultants                        --     --          --          33           --             --            33
Exercise of common stock options    433      4       1,899          --           --             --         1,903
Unrecognized pension costs           --     --          --          --          137             --           137            137
Net unrealized gain on
  available-for-sale securities      --     --          --          --           21             --            21             21
Net loss                             --     --          --          --           --        (14,362)      (14,362)       (14,362)
                                 ------  -----    --------    --------     --------     ----------      --------      ---------
December 31, 2002                26,965  $ 205    $275,631    $   (588)    $   (310)    $ (282,173)     $ (7,235)     $ (14,204)
                                 ======  =====    ========    ========     ========     ==========      ========      =========





             The accompanying notes are an integral part of these
                     consolidated financial statements.

                             QUADRAMED CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                    Year ended December 31,
                                              ---------------------------------
                                                 2002         2001       2000
                                                 ----         ----       ----
Cash flows from operating activities
  Net income (loss) from continuing operations $(20,858)  $ 11,952    $(39,354)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
    Depreciation and amortization                 9,890     11,580      14,783
    Provisions for bad debts                      1,403      2,090       7,234
    Write-off of assets                             939      3,813       5,522
    Impairments of intangible assets                 --         --       1,308
    Gain on redemption debentures                    --    (12,907)         --
    Gain on sale of assets                       (1,500)    (7,088)    (27,196)
    Non-cash settlement of litigation                --         --          79
    Other                                            28        771         776
  Changes in assets and liabilities:
    Accounts receivable                           1,002     (3,753)     11,134
    Prepaid expenses and other                   (1,434)     1,105       7,624
    Accounts payable and accrued liabilities      3,784       (820)    (12,858)
    Deferred revenue                              8,039      8,808      (2,715)
                                               --------   --------    --------
      Cash provided by (used in) continuing
        operations                                1,293     15,551     (33,663)
      Cash (used in) provided by discontinued
        operations                               (2,275)    (1,707)      3,388
                                               --------   --------    --------
      Cash (used in) provided by operating
        activities                                 (982)    13,844     (30,275)
                                               --------   --------    --------

Cash flows from investing activities
  Increase (decrease) in restricted cash            (38)     1,259      (6,959)
  Sales of available-for-sale securities, net        10     12,219      18,278
  Sale of assets                                  9,800      8,124      38,449
  Acquisitions of businesses, net of cash
    acquired                                    (11,930)        --          --
  Purchases of equipment                         (2,607)    (2,743)     (3,109)
  Capitalized software development costs         (1,837)    (1,762)       (527)
                                               --------   --------    --------
      Cash (used in) provided by investing
        activities                               (6,602)    17,097      46,132
                                               --------   --------    --------
Cash flows from financing activities
  Repayments of debt                               (455)   (28,489)       (945)
  Purchase of treasury shares                        --       (821)         --
  Proceeds from issuance of common stock          1,903        800         927
                                               --------   --------    --------
      Cash provided by (used in) financing
        activities                                1,448    (28,510)        (18)
                                               --------   --------    --------
      Net (decrease) increase in cash and cash
        equivalents                              (6,136)     2,431      15,839
Cash and cash equivalents, beginning of period   29,799     27,368      11,529
                                               --------   --------    --------
Cash and cash equivalents, end of period       $ 23,663   $ 29,799    $ 27,368
                                               ========   ========    ========

Supplemental disclosure of cash flow information
  Cash paid for interest                       $  3,874   $  5,690    $  6,072
  Cash paid for taxes                               207        394         418

Supplemental disclosure of non-cash investing
  and financing transactions
  Issuances (cancellations) of restricted
    common stock                               $    348   $     --    $   (498)
  Issuances of common stock options to
    non-employees and consultants                    --      1,267          --
  Release of restricted cash into
    short-term investments                           --      2,380          --


             The accompanying notes are an integral part of these
                     consolidated financial statements.

                             QUADRAMED CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2002



1. NATURE OF OPERATIONS
   --------------------

     QuadraMed Corporation along with all significant business divisions and subsidiaries, (the "Company" or "QuadraMed") is dedicated to improving healthcare delivery by providing innovative healthcare information technology and services. From clinical to patient information management and revenue cycle to health information management, QuadraMed delivers real-world solutions that help healthcare professionals deliver outstanding patient care with optimum efficiency. QuadraMed was reincorporated in Delaware in 1996, having been originally incorporated in California in 1993. QuadraMed is managed in three distinct business segments which are as follows: Enterprise Division, Health Information Management Software Division and Financial Services Division.

2. QUADRAMED CORPORATION AND BASIS OF PRESENTATION
   -----------------------------------------------

     Principles of Consolidation
     ---------------------------

     These consolidated financial statements, which include the accounts of QuadraMed and all significant business divisions and subsidiaries, have been prepared in conformity with (i) accounting principles generally accepted ("GAAP") in the United States; and (ii) the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). All significant intercompany accounts and transactions between QuadraMed and its subsidiaries are eliminated in consolidation.

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

     Reclassifications
     -----------------

     Adoption of EITF No. 01-14
     --------------------------

     Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation. Specifically, the 2001 and 2000 financial statements have been reclassified to comply with Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") No. 01-14, Income Statement Characterization of Reimbursements for
                    -------------------------------------------------------
'Out-of-Pocket' Expenses Incurred.  As such, QuadraMed has reclassified prior
---------------------------------
year amounts to include billable out-of-pocket reimbursable expenses in both license and service revenues and cost of licenses and services, respectively. The adoption of EITF No. 01-14 does not impact either income (loss) from operations or net income (loss) but does increase revenue and cost of revenues and reduces gross margin percentages as shown in the following tables:

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002

                                 Year ended                 Year ended
                             December 31, 2001           December 31, 2000
                        --------------------------- ---------------------------
                        Services Licenses   Total     Services Licenses   Total
                        -------- --------   -----     -------- --------   -----
Revenue
  Reported revenue      $82,477  $34,569  $117,046  $92,399  $28,613  $121,012
  Less impact of EITF
    No. 01-14             3,454      933     4,387    3,144      993     4,137
                        -------  -------  --------  -------  -------  --------
  Pro-forma revenue     $79,023  $33,636  $112,659  $89,255  $27,620  $116,875
                        =======  =======  ========  =======  =======  ========

Cost of revenue
  Reported cost of
    revenue             $34,104  $ 8,673  $ 42,777  $54,846  $ 7,118  $ 61,964
  Less impact of EITF
    No. 01-14             3,454      933     4,387    3,144      993     4,137
                        -------  -------  --------  -------  -------  --------
  Pro-forma cost of
    revenue             $30,650  $ 7,740  $ 38,390  $51,702  $ 6,125  $ 57,827
                        =======  =======  ========  =======  =======  ========

Gross margin percentage
  Reported gross margin
    percentage             58.7%    74.9%     63.5%    40.6%    75.1%     48.8%
  Impact of EITF
    No. 01-14               2.5      2.1       2.4      1.5      2.7       1.7
                        -------  -------  --------  -------  -------  --------
  Pro-forma gross margin
    percentage             61.2%    77.0%     65.9%    42.1%    77.8%     50.5%
                        =======  =======  ========  =======  =======  ========


Change in Classification of Certain Service and License Revenue and Related
---------------------------------------------------------------------------
Costs
-----

     In previously reported periods, the Company's license revenue and associated cost of license revenue included in the Statement of Operations consisted of fees for the licensing of the Company's software products, hardware, maintenance, hosted services, customer training and consulting services. In the accompanying Consolidated Statements of Operations, license revenue and cost of license revenue for both 2001 and 2000 have been reclassified to include only fees and costs, respectively associated with the licensing of the Company's software products. The table below presents the impact of the reclassification of licenses and services for the years ended December 31, 2001 and 2000 (in thousands):

                                  Year ended                Year ended
                                 December 31,               December 31,
                          -------------------------  --------------------------
                              2001        2001          2000         2000
                                     (Reclassified)             (Reclassified)
                              ----    ------------      ----    -------------
Revenue
  Services                 $ 26,772     $ 82,477      $ 49,665      $ 92,399
  Licenses                   90,274       34,569        71,347        28,613
                           --------     --------      --------      --------
                           $117,046     $117,046      $121,012      $121,012
                           ========     ========      ========      ========

Cost of revenue
  Services                 $ 19,295     $ 34,104      $ 34,943      $ 54,846
  Licenses                   23,482        8,673        27,021         7,118
                           --------     --------      --------      --------
                           $ 42,777     $ 42,777      $ 61,964      $ 61,964
                           ========     ========      ========      ========


     Restatement
     -----------

     In 2002, management of QuadraMed discovered accounting and reporting errors within its Quarterly Report on Form 10-Q as filed for the three months ended March 31, 2002 and its Annual Report on Form 10-K as filed for the years ended December 31, 2001, 2000 and 1999. These errors resulted in management determining that the reports for these years needed to be restated. In June 2003, QuadraMed amended and restated its 2001 Annual Report on Form
10-K/A. This report is also being filed simultaneously with the restatement of our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2002.

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

     Revenue Recognition - QuadraMed's revenue in the ordinary course of
     -------------------
business is principally generated from two sources: (i) licensing arrangements and (ii) services.

     The Company's license revenue consists of fees for licenses of the Company's software and hosted services. Cost of license revenue primarily includes product, delivery and royalty costs and facilities costs. The Company's services revenue consists of maintenance, customer training and consulting services and fees for providing management services such as accounts receivable and payment collection outsourcing, specialized staffing, analytical services and seminars. Cost of services consists primarily of salaries, benefits, and allocated costs related to providing such services, labor costs for engineers performing implementation services and technical support and training personnel.

     QuadraMed licenses its products through its direct sales force. The Company's license agreements for such products do not provide for a right of return, and historically product returns have not been significant.

     QuadraMed recognizes revenue on its software products in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by
                                    -------------------------------------------
SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect
-------------------------------------------------------------------------------
to Certain Transactions; SOP 81-1, Accounting for Performance of Construction-
------------------------           -------------------------------------------
Type and Certain production-Type Contracts; and  Staff Accounting Bulletin
-------------------------------------------
("SAB") 101, Revenue Recognition in Financial Statements.
             -------------------------------------------

     QuadraMed recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations by the Company with regard to implementation remain; the fee is fixed and determinable; and, collectibility is probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. The Company considers all arrangements with payment terms extending beyond 180 days to be not fixed and determinable, and revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

     Certain of the Company's perpetual and time-based licenses include unspecified additional products. QuadraMed recognizes revenue from perpetual and time-based licenses that include unspecified additional software products ratably over the term of the arrangement.

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

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002


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

     Cash and Cash Equivalents - Cash and cash equivalents consist of highly
     -------------------------
liquid investments that are comprised principally of taxable, short-term certificates of deposit, money market instruments and commercial paper with original maturities of three months or less at the time of purchase and demand deposits with financial institutions. These instruments carry insignificant interest rate risk because of their short-term maturities. Cash equivalents are stated at amounts that approximate fair value based on quoted market prices.

     Investments - QuadraMed considers its holdings of short-term and long-term
     -----------
securities, consisting primarily of fixed income securities, to be available-for-sale securities. The difference between cost or amortized cost (cost adjusted for amortization of premiums and accretion of discounts that are recognized as adjustments to interest income) and fair value, representing unrealized holdings gains or losses, net of the related tax effect, if any, is recorded, until realized, as a separate component of stockholders' equity. Gains and losses on the sale of debt securities are determined on a specific identification basis. Realized gains and losses are included in other income (expense) in the accompanying consolidated statements of operations.

     Accounts Receivable and Allowance for Doubtful Accounts - Accounts
     -------------------------------------------------------
receivable consist primarily of amounts due to the Company from its normal business activities. The Company maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of QuadraMed's customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances might be required.

     Concentration of Credit Risk - Accounts receivable subject QuadraMed to
     ----------------------------
its highest potential concentration of credit risk. QuadraMed reserves for credit losses and does not require collateral on its trade accounts receivable. In addition, QuadraMed maintains cash, cash equivalent and investment balances in accounts at various domestic banks and one brokerage firm. QuadraMed is insured by the Federal Deposit Insurance Corporation for up to $100,000 at each bank. Balances maintained at the brokerage firm are not insured.

     Goodwill - In June 2001, the FASB issued Statement of Financial Accounting
     --------
Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective for
                            ------------------------------------
fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are to be separately disclosed on the balance sheet, and no longer amortized but subject to annual impairment tests. With the adoption of SFAS 142, QuadraMed ceased amortization of goodwill as of January 1, 2002. Prior to this point, goodwill was amortized using the straight-line method over its estimated useful life.

     SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (i.e., business segments) upon adoption and at least annually thereafter using a two-step impairment analysis. In accordance with SFAS 142, QuadraMed performed the first of the required two-step impairment tests of goodwill and indefinite-lived assets as of January 1, 2002. In performing the first step of this analysis, QuadraMed first assigned its assets and liabilities, including existing goodwill and other intangible assets, to its identified reporting units to determine their carrying value. For this purpose, QuadraMed's reporting units equated to its five business segments then in place. QuadraMed's reporting units equate to its business segments since this is the lowest level of QuadraMed at which operating plans are prepared and operating profitability is measured for assessing management performance. See note 18 for more information regarding QuadraMed's business segments. Based on an analysis by an independent third party appraiser, QuadraMed then estimated the fair value of each reporting unit with significant goodwill utilizing various valuation techniques including the Income Approach and the Market Approach. The Income Approach provides an estimation of the fair value of a

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002


reporting unit based on the discounted cash flows derived from the reporting unit's estimated remaining life plus the present value of any residual value. The Market Approach indicates the fair value of a reporting unit based upon a comparison to publicly-traded companies in similar lines of business. Step one of this analysis was then completed by comparing the carrying value of each the-analyzed reporting units to its fair value. This comparison resulted in the fair values of the analyzed reporting units exceeding the carrying values of the net assets. Accordingly, no indicators of impairment existed. As a result, QuadraMed did not perform step two as described by SFAS 142.

     As of January 1, 2003, QuadraMed re-engaged the same independent appraiser to review the goodwill as of this date for impairment. The result of performing step one of this analysis resulted in the fair values of the analyzed reporting units exceeding the carrying values of the net assets once again. Accordingly, step two was not performed.

     The following schedule shows the Company's reported net income (loss) for periods prior to the adoption of SFAS No. 142 as adjusted to add back goodwill amortization as if SFAS No. 142 had been adopted during the periods (in thousands, except per share data):

                                                      Year ended December 31,
                                                    ---------------------------
                                                        2001           2000
                                                        ----           -----
Loss before extraordinary item                       $    (955)      $ (39,354)
  Add back: goodwill amortization                        3,415           3,851
                                                     ---------       ---------
Adjusted income (loss) before extraordinary item     $   2,460       $ (35,503)
                                                     =========       =========

Reported net income (loss)                           $   9,413       $ (36,675)
  Add back: goodwill amortization                        3,415           3,851
                                                     ---------       ---------
Adjusted net income (loss)                           $  12,828       $ (32,824)
                                                     =========       =========

Basic and diluted income (loss) per share before
  extraordinary item:
Reported income (loss) before extraordinary item     $   (0.03)      $   (1.53)
Goodwill                                                  0.13            0.15
                                                     ---------       ---------
Adjusted basic and diluted income (loss) per share
  before extraordinary item                          $    0.10       $   (1.38)
                                                     =========       =========

Basic and diluted net income (loss) per share:
Reported net income (loss)                           $    0.37       $   (1.43)
Goodwill                                                  0.13            0.15
                                                     ---------       ---------
Adjusted basic and diluted net income (loss) per
  share                                              $    0.50       $   (1.28)
                                                     =========       =========



     Capitalized Software - Software development costs are capitalized upon the
     --------------------
establishment of technological feasibility. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise
-------------------------------------------------------------------------------
Marketed, QuadraMed establishes technological feasibility upon completion of a
--------
detailed program design as specified by SFAS 86 and determined on a project-by-project basis, which substantiates that the computer software product can be produced in accordance with its design specifications. Software development costs are capitalized based upon an assessment of their recoverability. This assessment requires considerable judgment by management with respect to various factors, including, but not limited to, anticipated future gross margins, estimated economic lives, and changes in software and hardware technology.
Upon the general release of the product to customers, development costs for that product are amortized over the greater of the ratio that current revenues bear to total and anticipated future revenues for the applicable product or the straight-line method, generally five years. These amounts are charged to cost of licenses.

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002


     Other Intangible Assets - Other intangible assets primarily relate to
     -----------------------
acquired software, trademarks and customer lists acquired in QuadraMed's purchase business combinations. On January 1, 2002, QuadraMed adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-
                            --------------------------------------------------
Lived Assets, which generally requires impairment losses to be recorded on
------------
long-lived assets (excluding goodwill) used in operations, such as property, equipment and improvements, and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The provisions of this statement did not have a significant impact on QuadraMed's financial condition or operating results.

     On an annual basis, QuadraMed reviews its intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets in accordance with the recently-adopted provisions of SFAS No. 144. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their net realizable values. Amortization of other intangible assets totaled $2.5 million, $2.7 million and $2.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Other intangible assets consist of the following (in thousands):

                                               December 31, 2002
                                -----------------------------------------------
                                                 Accumulated
                                     Gross       Amortization          Net
                                     -----       ------------          ---
Customer lists                      $  13,602       $  (7,223)       $   6,379
Acquired software                       6,621          (5,059)           1,562
Other (1)                               2,368          (1,034)           1,334
                                    ---------       ---------        ---------
Total                               $  22,591       $ (13,316)       $   9,275
                                    =========       =========        =========
-----------------------------

(1) Other consists primarily of trade names and existing and core technology.

     Segments - In 2000, QuadraMed's operations were realigned into five
     --------
distinct business segments. With the sale of the EZ-CAP managed care software business in August 2001, and the sale of the Health Information Management Services Division in December 2002, QuadraMed is now managed in three distinct business segments. The segment results reflected in the consolidated financial statements have been restated to reflect the 2002 reorganization for both current and prior year data.

     The 2000 realignment was undertaken to more closely arrange products targeted at shared markets, more accurately measure financial performance by product/division, and establish greater management accountability. To this end, QuadraMed further refined its operating segments during the first half of 2001 and again in the third quarter of 2001 to reflect the sale of the material components previously included in the Physician Services segment.

     Property and Equipment, net - Property and equipment are stated at cost
     ---------------------------
and depreciated using the straight-line method over their estimated useful lives, which are generally three years for computer equipment and purchased software and five years for office furnishings and equipment. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life (generally 10 years). Maintenance and repair costs are expensed as incurred. QuadraMed reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Stock Based Compensation - SFAS 123, Accounting for Stock Based
     ------------------------             --------------------------
Compensation, encourages, but does not require, companies to record
------------
compensation cost for stock based employee compensation plans at fair value. QuadraMed has chosen to continue to account for stock based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to
                                       ------------------------------
Employees, and Related Interpretations.  Accordingly, compensation cost for
--------------------------------------
stock options granted to employees is measured as the excess, if any, of the quoted market price of QuadraMed's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002


     QuadraMed has determined pro-forma information regarding net income and earnings per share as if we had accounted for employee stock options under the fair value method as required by SFAS No. 123. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Please see below for assumptions used in the Black-Scholes option pricing model. Had compensation cost for the Company's stock option plan and employee stock purchase plan been determined consistent with SFAS No. 123, the Company's reported net income (loss) and net earnings (loss) per share would have been changed to the amounts indicated below (in thousands except per share data):

                                                   Year ended December 31,
                                             ---------------------------------
                                                2002         2001       2000
                                                ----         ----       ----
Net loss as reported                          $(14,362)   $  9,413    $(36,675)
Add: Stock-based employee compensation
  expense included in reported net loss, net
  of related tax effects                           812         205       2,032
Deduct: Total stock-based employee
  compensation expense determined under fair
  value based method for all awards, net of
  related tax effects                           (5,936)     (2,986)     (2,661)
                                              --------    --------    --------
Pro forma net loss                            $(19,486)   $  6,632    $(37,304)
                                              ========    ========    ========
Earnings per share:

Basic - as reported                           $  (0.53)   $   0.37    $  (1.43)
Basic - pro forma                             $  (0.72)   $   0.26    $  (1.46)
Diluted - as reported                         $  (0.53)   $   0.37    $  (1.43)
Diluted - pro forma                           $  (0.72)   $   0.26    $  (1.46)


     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                   Year ended December 31,
                                             ---------------------------------
                                                2002         2001       2000
                                                ----         ----       ----
Expected dividend yield                             --          --          --
Expected stock price volatility                 112.04%     109.60%     107.10%
Risk-free interest rate                           2.74%       4.12%       6.51%
Expected life of options                        5 years     5 years     5 years


     Net Loss Per Share - Basic loss per share is determined using the weighted
     ------------------
average number of common shares outstanding during the period. Diluted loss per share is determined using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and conversion of the subordinated debentures (using the as-converted method). Common equivalent shares are excluded from the diluted computation only if their effect is anti-dilutive.

     As QuadraMed recorded a net loss for each of the years ended December 31, 2002, 2001 and 2000, before extraordinary items, no common equivalent shares are included in the diluted weighted average common shares for those periods.

     If the Company had reported net income, the calculation of diluted earnings per share would have included an additional 1,255,000, 957,000 and 23,000 common stock equivalent shares not included for basic earnings per share for the years ended December 31, 2002, 2001 and 2000, respectively.

     Comprehensive Income (Loss) - Comprehensive income (loss) includes net
     --------------------------
earnings (loss) and other changes to stockholders' equity not reflected in net income (loss). The components of comprehensive income (loss) are as follows (in thousands):

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002


                                                   Year ended December 31,
                                             ---------------------------------
                                                2002         2001       2000
                                                ----         ----       ----
Net Income (Loss)                             $(14,362)  $   9,413    $(36,675)
                                              --------    --------    --------

Other Comprehensive Income (Loss)
  Unrealized gain (loss) on available-for-sale
    securities, net of tax effect                   21          28         321
  Change in unrecognized pension costs, net of
    tax effect                                     137         834      (1,364)
                                              --------    --------    --------
  Other comprehensive income (loss)                158         862      (1,043)
                                              --------    --------    --------
Comprehensive income (loss)                   $(14,204)   $ 10,275    $(37,718)
                                              ========    ========    ========


     Accumulated other comprehensive loss at December 31, 2002, 2001 and 2000, consists primarily of $137,000, $834,000 and $1.4 million of unrecognized pension costs, respectively.

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

     Recent Accounting Standards - In June 2001, the FASB issued SFAS No. 143,
     ---------------------------
Accounting for Asset Retirement Obligations.  The statement addresses financial
-------------------------------------------
accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002. QuadraMed expects that implementation of the new standard will not have a significant impact on its financial condition, results of operations, and cash flows.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements
                                                  -----------------------------
Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
---------------------------------------------------------------------
Corrections.  This statement updates and clarifies existing pronouncements
-----------
relating to the classification and reporting of gains and losses from the extinguishment of debt, the treatment of sale-leaseback transactions and also makes technical corrections to existing pronouncements. The provisions of SFAS No. 145 are required to be applied starting with fiscal years beginning after May 15, 2002. QuadraMed anticipates that implementation of this new standard will not have a significant impact on its financial condition, results of operations and cash flows however in connection with adopting this standard the Company will reclassify in the 2001 financial statements the extraordinary gain on the redemption of the debentures to other income.

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

     In November 2002, the FASB reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company is evaluating the effect of this issue on its financial statements.

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002


     In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including
----------------------------------------------------------------------------
indirect Guarantees of Indebtedness of Others. FIN 45 requires that QuadraMed
---------------------------------------------
recognizes the fair value for guarantee and indemnification arrangements issued or modified by QuadraMed after December 31, 2002, if these arrangements are within the scope of the interpretation. In addition, QuadraMed must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If QuadraMed determines it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Some of the software licenses granted by QuadraMed contain provisions that indemnify licensees of QuadraMed's software from damages and costs resulting from claims alleging that QuadraMed's software infringes the intellectual property rights of a third party. QuadraMed has historically received only a limited number of requests for indemnification under these provisions and has not been required to make material payments pursuant to these provisions. Accordingly, QuadraMed has not recorded a liability related to these indemnification provisions. QuadraMed will be required to implement the provisions of FIN 45 as of January 1, 2003 and does not believe that FIN 45 will have a material impact on its financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based
                                                     --------------------------
Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123, to provide
----------------------------------------
alternative methods of transition to the voluntary fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require that disclosure of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed in tabular format within a Company's summary of significant accounting policies. The disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

4. ACQUISITIONS AND DIVESTITURES
   -----------------------------

     Acquisitions
     ------------

     Acquisition of Outstanding Shares of Pharmacy Data Systems, Inc.
     ---------------------------------------------------------------

     On June 11, 2002, QuadraMed acquired all of the outstanding shares of Pharmacy Data Systems, Inc. ("PDS"), a leader in advanced pharmacy, nursing, and physician information systems, for $10.7 million, assumed liabilities of $1,237,000 and acquisition costs of $262,000. The consolidated financial statements include the results of operations of PDS since June 11, 2002. In connection with this acquisition, QuadraMed recorded an in-process research and development charge of $400,000.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):



       Assets:
         Current assets                                    $     856
         Property and equipment                                  100
         Goodwill                                              7,893
         Other intangible assets (including in-process
           research and development)                           3,350
                                                           ---------
                                                              12,199

       Liabilities:
         Current liabilities (including acquisition costs)     1,499
                                                           ---------
       Net purchase price                                  $  10,700
                                                           =========


     Other intangible assets of $3.4 million include in-process research and development, acquired technology, maintenance and other agreements and trademarks. Capitalized intangible assets are subject to amortization periods of one to five years. PDS is included within the Enterprise Segment of QuadraMed.

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002


     Acquisition of the Assets of Cascade Health Information Software, Inc.
     ---------------------------------------------------------------------

     On May 31, 2002, QuadraMed acquired the assets of Cascade Health Information Software, Inc., ("Cascade") a leading provider of software for the coding and abstracting of patient medical records, which was a subsidiary of Transcend Services, Inc., for $935,000, assumed liabilities of $346,000 and acquisition costs of $33,000. The purchase price was allocated $882,000 to goodwill, $222,000 to intangible assets (including maintenance agreements and existing technology), and $210,000 to tangible net assets. Cascade is included within the HIMS Software Segment of QuadraMed.

     Pro forma results of operations for these business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.

     Divestitures
     ------------

     Sale of the Assets of HIMS Services Division
     --------------------------------------------

     On December 9, 2002, QuadraMed entered into an asset purchase agreement for the sale of certain assets used to conduct the HIMS Services division. On December 31, 2002, QuadraMed announced the closing of the sale of its HIM Services Division to Precyse Solutions, LLC. QuadraMed received $14 million in cash ($2.8 million of which was outstanding as of December 31, 2002 and paid in January 2003) and a $300,000 promissory note with a two-year term. ($1.5 million of the total sale price is to be held in escrow for 18 months.) QuadraMed recorded a gain of $8.8 million in connection with the sale. Total assets sold as part of the sale included net fixed assets of approximately $163,000 and net goodwill of approximately $5.1 million.

     The results of operation have been presented as a discontinued operation for all periods presented. The operating results were as follows (in thousands):

                                                   Year ended December 31,
                                             ---------------------------------
                                                2002         2001       2000
                                                ----         ----       ----
Revenue                                       $ 17,313    $ 19,735    $ 32,857

Income (loss) from operations of discontinued
  operation                                   $ (2,280)   $ (2,539)   $  2,679

Gain (loss) on disposal                          8,776          --          --
                                              --------    --------    --------
Total income (loss) on discontinued
  operations                                  $  6,496    $ (2,539)   $  2,679
                                              ========    ========    ========


     Sale of EZ-CAP Assets
     ---------------------

     On August 16, 2001, QuadraMed and its wholly-owned subsidiary, QuadraMed Operating Corporation, entered into an asset purchase agreement for the sale of certain assets and related products used to conduct the EZ-CAP managed care software business to OAO Transition, LLC, a Delaware limited liability company ("OAO Transition"), and OAO Technology Solutions, Inc., a Delaware corporation (individually and collectively "OAO"). The transaction closed on August 31, 2001. QuadraMed received net proceeds from the sale of $8.1 million and recorded a gain of $7.1 million during 2001. In addition, as part of the agreement, QuadraMed received $1.5 million in payments based on EZ-CAP's revenue growth and customer retention following the close of the transaction which was recorded as an additional gain on sale in October 2002. Income associated with the EZ-CAP operations for 2001 was $1.6 million.

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002


     Sale of Electronic Remittance Advice Product Line
     -------------------------------------------------

     On March 31, 2001, QuadraMed sold its Electronic Remittance Advice product line. The Company recorded proceeds from the sale of $24,000, and a loss after applicable taxes of $57,000.

     Sale of the Assets and Liabilities of ROI Division
     --------------------------------------------------

     Pursuant to an Asset Contribution Agreement, dated May 3, 2000, QuadraMed transferred and assigned the assets and liabilities of its ROI Division to ChartOne. Under this agreement, QuadraMed transferred $13.9 million of assets (including $2.7 million of cash) and the guarantee of Health+Cast's $12.5 million line of credit to ChartOne and received $3.0 million in cash from sales of software licenses, which has been classified as a gain on the sale of ChartOne. Subsequently, pursuant to the terms of a Securities Purchase Agreement dated May 5, 2000, on June 7, 2000, ChartOne sold 2.52 million shares of its Series A Preferred Stock, representing a 43% equity interest to the Warburg Group for $25.2 million in cash ($12.7 million in cash and $12.5 million of other consideration). On October 19, 2000, QuadraMed sold its remaining 57% interest in ChartOne, represented by 2.13 million shares of series B Preferred Stock, 1.2 million shares of Series C Preferred Stock and 1 share of Common Stock, to the Warburg Group for $26.6 million in cash, pursuant to a Securities Purchase Agreement dated September 28, 2000. QuadraMed recorded a gain of $27.2 million for the year ended December 31, 2000 related to the ROI sale.

5. CASH AND INVESTMENTS
   --------------------

     Cash - QuadraMed maintains cash balances in accounts at various domestic
     ----
banks and one brokerage firm. QuadraMed is insured by the Federal Deposit Insurance Corporation for up to $100,000 at each bank. Balances maintained at the brokerage firm are not insured. Cash and cash equivalents in excess of insured limits were approximately $22.9 million as of December 31, 2002.

     Marketable Investments in Other Companies - From 1997 to 1999, QuadraMed
     -----------------------------------------
made a series of investments, totaling $4.7 million, in VantageMed Corporation ("VantageMed"), a company that develops and sells software to physician groups. As of December 31, 2000, the fair market value of this investment (based upon its publicly-traded stock) was $637,000 and, accordingly, QuadraMed recorded an other-than-temporary impairment of $4.1 million (in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities) in the
     ----------------------------------------------------------------
year 2000. As of December 31, 2002 and 2001, the fair value of the VantageMed investment was zero and $575,000, respectively. QuadraMed recorded impairment charges of $551,000 and $86,000 during 2002 and 2001, respectively to adjust the investment to its fair value.

     Restricted Cash - Restricted cash reflects amounts to be restricted
     ---------------
greater than 12 months and accordingly is included in non-current assets. Restricted cash consists primarily of funds deposited in connection with lease agreements, contract guarantees and funds escrowed in connection with the sale of HIM Services. These balances were $518,000, $3.9 million and $1.5 million, respectively, at December 31, 2002, and $737,000, $3.6 million and zero at December 31, 2001.

     Non-Marketable Investments in Other Companies - In January 1999, QuadraMed
     ---------------------------------------------
loaned $3.6 million to Purkinje, Inc. ("Purkinje"), a company that develops and sells software to physician groups, pursuant to the terms and conditions of a convertible secured promissory note ("Purkinje Note"), which was amended on June 7, 2001. In Third Quarter 2001, Purkinje was unable to meet its obligations under the Purkinje Note and suspended interest payments. At that time and at Purkinje's request as full and final payment of all principal, interest, and related sums payable under the Purkinje Note, QuadraMed converted the amounts evidenced by the Purkinje Note to 5,677,560 shares of Purkinje Class A preferred shares. QuadraMed determined that the estimated fair value of the Purkinje Class A preferred stock was zero and recorded an impairment charge of $3.6 million in Third Quarter 2001. There have been no material changes in QuadraMed's opinion of the valuation of Purkinje Class A preferred stock and it remains at a recorded value of zero as of December 31, 2002.

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002


     Unrealized Gains (Losses) on Available-for-Sale Securities - Cost or
     ----------------------------------------------------------
amortized cost, aggregate fair value, and unrealized gains (losses) by major security type are as shown in the following tables:


                                                                    Unrealized
                                                                    Gain (Loss)
                                                                        on
                                                                     Available-
                                         Cost or     Aggregate Fair   for-Sale
                                      Amortized Cost     Value       Securities
                                      --------------     -----       ----------
As of December 31, 2002 (in thousands):
Short-term investments:
  Other short-term investments           $   2,528     $  2,528     $     --
                                         =========     ========     ========

Long-term investments:
  Debt securities issued by the United
    States Government                    $     706     $    768     $     62
  Corporate debt securities                    508          529           21
                                         ---------     --------     --------
                                         $   1,214     $  1,297     $     83
                                         =========     ========     ========

VantageMed Corporation, marketable
  equity security                        $      --     $     --     $     --
                                         =========     ========     ========
      Total unrealized gain                                         $     83
                                                                    ========

As of December 31, 2001 (in thousands):
Short-term investments:
  Debt securities issued by the United
    States Government                    $      34     $     34           --
  Other short-term investments               2,380        2,380     $     --
                                         ---------     --------     --------
                                         $   2,414     $  2,414     $     --
                                         =========     ========     ========
Long-term investments:
  Debt securities issued by the United
    States Government                    $     531     $    562     $     31
  Corporate debt securities                    568          575            7
                                         ---------     --------     --------
                                         $   1,099     $  1,137     $     38
                                         =========     ========     ========

VantageMed Corporation, marketable
  equity security                        $     551     $    575     $     24
                                         =========     ========     ========

      Total unrealized gain                                         $     62
                                                                    ========



     Proceeds from the sale of available-for-sale securities were $376,000, $12.2 million and $18.3 million during the years ended December 31, 2002, 2001 and 2000, respectively. Net realized gains (losses) were $14,000, $(14,000), and $(61,000) during the years ended December 31, 2002, 2001 and 2000, respectively.

     Variable Life Insurance Policies - QuadraMed has an investment interest in
     --------------------------------
3 variable life insurance policies. Each of the variable life insurance policies provides for the investment of the cash value portion into various sub-accounts that are similar in nature to mutual funds. 2 policies are issued pursuant to split-dollar agreements with the former executives, and trusts established for their benefit make the investment decisions on these policies. The third policy is a corporate-owned policy that QuadraMed contributed to a grantor or "rabbi" trust established to make contributions to satisfy its obligations under the Supplemental Executive Retirement Plan (SERP) and 2 other subsequently terminated benefit plans (see note 16, Employee Benefit Plans, for further explanation of these plans). QuadraMed makes the investment decisions on this policy only. The performance of the variable life insurance policies for cash value and premium amounts will vary depending on the performance of the selected underlying sub-accounts. Pursuant to FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance, QuadraMed reports the amounts that could be realized under these variable life insurance contracts as an asset valued as of the statement of financial position date and treats the change in cash surrender value during the reported period as an adjustment of premiums paid in determining the expense or income to be recognized.

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002


     A reduction in the cash surrender value of the variable life insurance policies, future adverse changes in the condition of equity markets or poor operating results of the underlying policy sub-accounts could have an effect on QuadraMed's results of operations. The cash surrender values of the Split-dollar Life policies and the SERP Policy as of December 31, 2002 were each $1.8 million and $1.6 million, respectively, and at December 31, 2001, were each $1.7 million.

6. PROPERTY AND EQUIPMENT, NET
   ---------------------------

     Property and Equipment, net consisted of the following (in thousands):


                                                       December 31,
                                               ---------------------------
                                                    2002          2001
                                                    ----          ----
      Computer equipment                        $  10,507      $   9,273
      Office furnishings and equipment              3,806          4,957
      Purchased software                            4,922          4,654
      Leasehold improvements                        2,954          1,073
                                                ---------      ---------
          Total cost                               22,189         19,957

      Less: Accumulated depreciation and
        amortization                              (16,170)       (12,634)
                                                ---------      ---------
          Net book value                        $   6,019      $   7,323
                                                =========      =========


     Depreciation expense was $3.9 million, $3.5 million, and $4.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

7. CAPITALIZED SOFTWARE DEVELOPMENT COSTS
   --------------------------------------

     Capitalized Software Development Costs - For the years ended December 31, 2002, 2001 and 2000, QuadraMed capitalized software development costs of $1.8 million, $1.8 million and $527,000, respectively. Operating costs for research activities prior to the establishment of technological feasibility and for product upgrades to improve product performance or to respond to updated regulations and business requirements are charged to research and development expense as incurred. Such expenditures, excluding capitalized amounts were $17.1 million, $14.4 million and $24.6 million in the years ended December 31, 2002, 2001 and 2000, respectively.

     During 2000, QuadraMed recorded a $1.2 million charge to write-down certain capitalized software assets primarily related to its 1998 acquisition of Integrated Medical Networks, Inc. Amortization of capitalized software development costs charged to cost of licenses was $2.4 million, $2.0 million and $1.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

8. LEASE OBLIGATIONS
   -----------------

     QuadraMed leases its headquarters and all other facilities and certain equipment under operating leases, some of which contain renewal and purchase options, and a nominal portion of its equipment under capital lease arrangements. Future minimum payments under operating leases with an initial term of more than one year at December 31, 2002 are as follows (in thousands):

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002


                                                          Operating
                                                            Leases
                                                            ------
      2003                                                 $  4,981
      2004                                                    4,392
      2005                                                    3,942
      2006                                                    3,616
      2007                                                    3,629
      Thereafter                                              9,880
                                                           --------
        Total minimum lease payments                       $ 30,440
                                                           ========


     Rental expense was $6.6 million, $6.0 million, and $7.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

9. CONVERTIBLE SUBORDINATED DEBENTURES
   -----------------------------------

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

     In the year ended December 31, 2001, QuadraMed redeemed and cancelled $41.3 million in principal amount of the Debentures at prices ranging between $530.00 and $697.50 per $1,000 of principal amount resulting in an extraordinary gain of $12.9 million after applicable taxes. As of December 31, 2002 and 2001, the outstanding principal amount of the Debentures was $73.7 million with a fair value of $63.3 million and $59.2 million at December 31, 2002 and 2001, respectively. Additionally, as of December 31, 2002, the unamortized debt issuance costs were approximately $900,000.

     On April 16, 2003, QuadraMed announced that it had executed an agreement with certain of its bondholders to refinance $61.8 million of its 2005 Debt. See Footnote 22, Subsequent Events for further details.
                 -----------------

10. STAND-BY LETTERS OF CREDIT
    --------------------------

     During the year ended December 31, 2001 QuadraMed opened $500,000 of stand-by letters of credit under bank financing agreements. No stand-by letters of credit were opened in 2002. QuadraMed paid a 1% annual fee to renew its existing stand-by letters of credit and secured all of the stand-by letters of credit with certificates of deposit totaling $4.4 million recorded in the balance sheet as restricted cash at December 31, 2002 and 2001.

11. STOCK REPURCHASE PROGRAM
    ------------------------

     In June 2001, QuadraMed's board of directors approved a stock repurchase program under which QuadraMed was authorized to repurchase up to 6,000,000 shares of its common stock. QuadraMed intends to buy back its common stock at times when its market value presents opportunities to do so. The repurchase program is intended as a means to partially mitigate the dilutive impact of stock options and to provide an alternative investment for QuadraMed's excess

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002


cash. The extent to which QuadraMed repurchases shares and the timing of such purchases will depend upon market conditions and other corporate considerations. As of December 31, 2001, 200,000 shares of QuadraMed common stock had been repurchased under the program. The shares were repurchased at an average price of $4.05 and a total purchase price, including acquisition costs, of $822,000 and were recorded as treasury stock. There were no stock repurchases in 2002.

12. WARRANTS
    --------

     In connection with the acquisition of Linksoft Technologies, Inc. ("Linksoft") in June 1999, QuadraMed assumed warrants for the purchase of 6,424 shares of the Company's common stock at an exercise price of $0.03 per share. In 1999, the warrants were partially exercised and 5,396 shares of common stock were issued. At December 31, 2002, warrants that expire in March 2008 remain outstanding for 1,028 shares of common stock.

     In connection with the acquisition of Compucare in March 1999, QuadraMed assumed warrants for the purchase of 24,563 shares of the Company's common stock. Warrants for 3,941 shares at an exercise price of $61.73 expired in December 2000. At December 31, 2002, warrants for a total of 20,622 shares of common stock remain outstanding with at an exercise price of $111.54 expiring January 2003; 2,690 at an exercise price of $223.09 expiring October 2005; and 6,724 at an exercise price of $0.15 expiring February 2006.

     In December 1995, QuadraMed issued a warrant expiring in December 2005 to Trigon Resources Corporation ("Trigon") for the purchase of up to 134,574 shares of the Company's common stock at $3.75 per share pursuant to an Employment Agreement dated March 1, 1994 with James D. Durham, then QuadraMed's Chairman and Chief Executive Officer. Trigon is a Nevada corporation controlled by Mr. Durham. In October 2001, QuadraMed repurchased the warrant for $193,000 at which time the warrant was cancelled. The repurchase price was based on the sum of the difference between $3.75 and the 5-day trading average close price for QuadraMed's common stock for the week beginning October 29, 2001.

13. RESTRICTED STOCK GRANTS
    -----------------------

     During the years ended December 31, 2002 and 2001, QuadraMed issued an aggregate of 39,000 and 475,000 shares, respectively of its common stock as restricted stock under QuadraMed's 1996 Stock Plan. The grants were made to certain senior executives for no consideration. All of the restricted shares fully vest after a three-year period. QuadraMed has recorded the difference between fair market value of the restricted shares on the date the restricted stock purchase rights were granted, and the exercise price of such shares of the shares on that date as deferred compensation within the Stockholders' Equity (Deficit) section of the Consolidated Balance Sheet. In accordance with the provisions of SFAS 123, QuadraMed amortizes this amount, pro rata over the related vesting term as it expects the shares to vest. Any changes in the expected or actual outcome of the grants are considered to be changes in estimate and are accordingly, recognized in the period the change becomes known. In 2000, 30,000 restricted shares were cancelled upon the termination of a senior executive and a $498,000 adjustment to deferred compensation was recorded. In December 2002, a senior executive of QuadraMed was terminated with an effective date of January 1, 2003. In accordance with the provisions of his employment agreement, 57,000 unvested shares immediately vested upon his termination. Accordingly, QuadraMed recognized the remaining $277,000 associated with the accelerated vesting in 2002 as the vesting was a known event. Compensation expense associated with the grants of restricted stock totaling $812,000, $205,000, and $154,000 was recognized during the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, 514,000 restricted shares remained subject to vesting.

14. STOCK INCENTIVE AND PURCHASE PLANS
    ----------------------------------

Stock Incentive Plans
---------------------

     QuadraMed has two main stock option plans: the 1996 Stock Incentive Plan and the 1999 Supplemental Stock Option Plan. In addition, QuadraMed adopted and amended the Compucare 1997 Stock Compensation Plan (the "Compucare Plan") and the Pyramid Heath Group, Inc. 1997 Employee and Consultant Stock Option Plan (the "Pyramid Plan") in connection with its acquisition of these entities. QuadraMed has made limited grants under the adopted plans. The terms and conditions of the options granted under the amended Compucare and Pyramid Plans are substantially similar to the terms and conditions of options granted under the 1996 Stock Incentive Plan.

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002


     1996 Stock Incentive Plan
     -------------------------

     Under QuadraMed's 1996 Stock Incentive Plan, (the "Incentive Plan"), the board of directors may grant incentive and nonqualified stock options to employees, directors, and consultants. The Incentive Plan is divided into the following 5 separate equity programs: (i) the discretionary option grant program under which eligible persons may, at the discretion of the plan administrator, be granted options to purchase share of common stock; (ii) the salary investment option grant program under which eligible employees may elect to have a portion of their base salary invested each year in special option grants; (iii) the stock issuance program under which eligible persons may, at the discretion of the plan administrator, be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to QuadraMed; (iv) the automatic option grant program under which eligible non-employee board members shall automatically receive option grants at periodic intervals to purchase shares of common stock; and,
(v) the director fee option program under which non-employee board members may elect to have all or any portion of their annual retainer fee otherwise payable in cash applied to a special option grant.

     The exercise price per share for an incentive stock option cannot be less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value on the date of grant. Option grants under the Incentive Plan generally expire 10 years from the date of grant and generally vest over a four-year period. Options granted under the Incentive Plan are exercisable subject to the vesting schedule. As of December 31, 2002, QuadraMed's stockholders had authorized a total of 7,022,687 shares of common stock for grant under the Incentive Plan. The Incentive Plan provides that the share reserve automatically increases each year by an amount equal to 1.5% of the outstanding shares on the last trading day of the immediately preceding calendar year.

     1999 Supplemental Stock Option Plan
     -----------------------------------

     In 1999, QuadraMed's board of directors approved QuadraMed's 1999 Supplemental Stock Option Plan (the "1999 Supplemental Plan"). The 1999 Supplemental Plan permits non-statutory option grants to be made to employees, independent consultants, and advisors who are not QuadraMed officers, directors, or Section 16 insiders. The 1999 Supplemental Plan is administered by the board of directors or its Compensation Committee and terminates in March 2009. The exercise price of all options granted under the 1999 Supplemental Plan may not be less than 100% of fair market value on the date of the grant. Options vest on a schedule determined by the board of directors or the Compensation Committee with a maximum option term of 10 years. As of December 31, 2001, QuadraMed's stockholders had authorized a total of 4,000,000 shares of common stock, respectively, for grant under the 1999 Supplemental Plan.

     For non-employee stock-based awards, QuadraMed uses SFAS No. 123, Accounting for Stock-Based Compensation, and recognized compensation expense of $33,000, $41,000 and zero in the years ended December 31, 2002, 2001 and 2000, respectively.

     In accordance with SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise. QuadraMed's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002

     The weighted average fair value of options and restricted shares granted during 2002, 2001 and 2000 were $6.97, $1.17 and $1.44 per share, respectively. Option activity under the option plans is as follows (in thousands, except per share amounts):

                                                          Options Outstanding
                                                         ----------------------
                                                                    Weighted
                                                                    Average
                                                         Number of  Exercise
                                                          Shares      Price
                                                          ------      -----
      Balance, December 31, 1999                            5,389    $ 12.23
      Granted                                               3,447       2.11
      Exercised                                              (299)      4.41
      Cancelled                                            (2,823)     13.11
                                                          -------    -------
      Balance, December 31, 2000                            5,714    $  5.62
      Granted                                                 986       3.50
      Exercised                                              (276)      3.56
      Cancelled                                              (677)      8.69
                                                          -------    -------
      Balance, December 31, 2001                            5,747    $  5.28
      Granted                                               1,462       7.91
      Exercised                                              (433)      4.39
      Cancelled                                              (753)      5.74
                                                          -------    -------
      Balance, December 31, 2002                            6,023    $  5.36
                                                          =======    =======


     The following table summarizes information about stock options and restricted shares outstanding as of December 31, 2002:

                          Options Outstanding             Options Exercisable
                 -------------------------------------- -----------------------
                               Weighted
                                Average       Weighted                Weighted
 Range of          Number      Remaining       Average      Number     Average
 Exercise       Outstanding    Contractual     Exercise  Exercisable   Exercise
  Prices        as of 12/31/02 Life (in years)  Price    as of 12/31/02  Price
--------------- ------------- --------------    ------   -------------  ------
$ 0.81 - $ 2.50    2,666,492       7.16         $  2.04     1,713,763   $ 2.04
$ 2.59 - $ 6.99      670,412       6.59            4.72       401,552     4.65
$ 7.00 - $ 9.13    2,079,577       7.58            8.46       981,007     8.29
$ 9.63 - $11.50      320,275       4.10           11.39       315,275    11.41
$12.00 - $16.63      187,244       2.40           15.90       187,244    15.90
$17.97 - $21.04       25,341       3.19           19.58        25,341    19.58
$22.38 - $24.38       53,291       5.26           23.23        53,291    23.23
$27.00 - $30.13       20,000       5.56           28.56        20,000    28.58
                   ---------       ----         -------     ---------   ------
$ 0.81 - $30.13    6,022,632       6.89         $  5.36     3,697,473   $ 6.05
                   =========                                =========

     Employee Stock Purchase Plan

     QuadraMed's 2002 Employee Stock Purchase Plan (the "2002 Purchase Plan") was adopted by the Board of Directors in January 2002. A total of 333,450 shares of common stock are reserved for issuance under the 2002 Purchase Plan, pursuant to which eligible employees are able to contribute up to 10% of their compensation for the purchase of QuadraMed common stock at a purchase price of 85% of the lower of the fair market value of the shares on the first or last day of the six-month purchase period.

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002


15. RELATED PARTY TRANSACTIONS
    --------------------------

     Lawrence P. English, QuadraMed's Chairman and Chief Executive Officer, is a director of Curative Health Services, Inc., and serves as Chairman of its Executive Committee and as a member of its Audit Committee.
Joseph L. Feshbach, a QuadraMed director, is the Chairman of the Board of Curative Health Services, Inc.

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

     Michael J. King, a QuadraMed director, is a former officer of QuadraMed and was President of Compucare, acquired by QuadraMed in 1999. He is the Chief Executive Officer of Healthscribe, Inc. ("Healthscribe"), a provider of transcription services. Prior to Mr. King's appointment as Healthscribe's CEO, QuadraMed entered into a subcontract with Healthscribe for transcription services at a healthcare facility managed by QuadraMed. At the end of March 2001, this subcontract was terminated and the healthcare facility managed by QuadraMed contracted directly with Healthscribe for services. In the years ended December 31, 2001, 2000 and 1999, QuadraMed paid Healthscribe a total of $300,000,$1.3 million and $400,000, respectively.

16. EMPLOYEE BENEFIT PLANS
    ----------------------

     401(k) Savings Plan
     -------------------

     QuadraMed maintains a 401(k) Savings Plan (the "Plan"). All eligible QuadraMed employees may participate in the Plan and elect to contribute up to 15% of pre-tax compensation to the Plan. Employee contributions are 100% vested at all times. At its discretion, QuadraMed may match employee contributions to the Plan. Presently, QuadraMed matches up to 50% of the first 4% of employee contributions. The vesting of such contributions is based on the employee's years of service, becoming 100% vested after 4 years. For the years ended December 31, 2002, 2001 and 2000, QuadraMed made discretionary contributions of approximately $800,000, $900,000 and $1.0 million, respectively.

     Deferred Compensation Plan
     --------------------------

     In January 2000, QuadraMed adopted a deferred compensation plan (the "DCP") to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors who contribute materially to QuadraMed's continued growth, development and future business success. The DCP was unfunded for tax purposes and for purposes of Title I of ERISA. The Compensation Committee was responsible, at its sole discretion, for the selection of employees and directors to participate in the DCP, and several employees were so selected. In February 2001, QuadraMed terminated the DCP pursuant to its terms effective January 1, 2001, returned any deferrals made for 2001, and made payments pursuant to the DCP for any deferrals made in 2000 from cash. For the years ended December 31, 2002, 2001 and 2000, QuadraMed made no discretionary contributions to the DCP.

     Stock Exchange Deferred Compensation Plan
     -----------------------------------------

     In January 2000, QuadraMed adopted a Stock Exchange Deferred Compensation Plan (the "SEDCP") to provide specified benefits to, and help retain, a select group of management and highly compensated employees who contribute materially to QuadraMed's continued growth, development and future business. The SEDCP was unfunded for tax purposes and for purposes of Title I of ERISA. The Compensation Committee was responsible, at its sole discretion, to select the employees to participate in the SEDCP. QuadraMed terminated the SEDCP pursuant to its terms in July 2001. For the year ended December 31, 2000, QuadraMed recorded compensation expense related to the SEDCP in the amount of $2.4 million. There were no expenses related to the SEDCP in 2001.

     Supplemental Executive Retirement Plan (the "SERP")
     --------------------------------------------------

     QuadraMed adopted a Supplemental Executive Retirement Plan (the "SERP") effective January 1, 2000. The SERP is unfunded for purposes of the Internal Revenue Code and Title I of ERISA. In January 2000, the Compensation Committee selected James D. Durham, then QuadraMed's Chairman and Chief Executive Officer, and John A. Cracchiolo, then QuadraMed's Chief Operating Officer, for participation in the SERP.

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002


     The SERP provides a 20-year retirement benefit that commences at age 60 and is paid in monthly installments equal to the product of 0.05 multiplied by the participant's highest annual compensation in their last 10 years of employment with QuadraMed multiplied by the number of full years of service that a participant has had with QuadraMed (not to exceed 13) divided by 12.
The SERP benefit is cliff-vested at 7 years required of plan participation with QuadraMed. In the event of a change in control, a participant's death, disability, retirement or involuntary termination of employment, other than a termination of employment for cause, a participant becomes immediately vested in their SERP benefit. If the participant is involuntarily terminated, the SERP benefit is a lump sum equal to the actuarial equivalent of the SERP benefit using 13 years of service.

     On June 12, 2000, QuadraMed executed separation agreements with Mr. Durham and Mr. Cracchiolo, thereby terminating their full-time employment. As part of his agreement, Durham remained a Director and a part-time employee, which ensured that he would continue to vest in the SERP. Pursuant to his separation agreement, Mr. Cracchiolo agreed to forfeit all of his rights under the SERP. As a result, Mr. Durham is the only participant in the SERP.

     On July 31, 2001, QuadraMed and Mr. Durham amended his separation agreement ("Durham Separation Amendment"). Pursuant to the Durham Separation Amendment, QuadraMed and Durham agreed to (i) Durham's resignation as a Director, (ii) Durham's continued part-time employment through December 31, 2003, (iii) Durham's full vesting in the SERP benefit. Under SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit
-------------------------------------------------------------------------
Pension Plans and for Termination Benefits, this amendment is a curtailment of
------------------------------------------
the SERP requiring recognition of half of the remaining unamortized prior service costs, a charge of $616,000.

     In accordance with SFAS No. 87, Employers' Accounting for Pensions, SFAS
                                     -----------------------------------
No. 88 and SFAS No. 130, QuadraMed recognized the following expenses for the SERP using an assumed discount rate of 6.75% and 7.0% for 2002 and 2001, respectively (in thousands):


                                                 Year ended December 31,
                                               ---------------------------
                                                    2002          2001
                                                    ----          ----
      Net Periodic Benefit Cost
        Service cost                             $    325       $    310
        Interest cost                                 170            146
        Amortization of prior service cost            205            218
                                                 --------       --------
                                                      700            674
      Curtailment of SERP                              --            616
      Other Comprehensive Income                       69             --
                                                 --------       --------
                                                 $    769       $  1,290
                                                 ========       ========


                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002


     As of the measurement date, December 31, the status of the SERP using an assumed discount rate of 6.75% and 7.0% for 2002 and 2001, respectively, was as follows (in thousands):

                                                      December 31,
                                               ---------------------------
                                                    2002          2001
                                                    ----          ----
      Change in benefit obligation
        Benefit obligation at beginning of year  $  2,443       $  1,987
          Service cost                                325            310
          Interest cost                               170            146
          Actuarial losses                             69             --
                                                 --------       --------
        Benefit obligation at end of year           3,007          2,443

      Change in plan assets (1)                        --             --
                                                 --------       --------
      Funded status                                (3,007)        (2,443)
        Unrecognized prior service cost               325            530
        Unrecognized net actuarial loss                69             --
                                                 --------       --------
      Accrued benefit obligation                   (2,613)        (1,913)
        Unfunded accumulated benefit obligation    (3,007)        (2,443)
                                                 --------       --------
      Additional liability (2)                       (394)          (530)
      Intangible asset (3)                            325            530
                                                 --------       --------
      Impact on accumulated deficit                    69             --
                                                 --------       --------
      Benefit liability (4)                      $ (3,007)      $ (2,443)
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

     As of December 31, 2001, Mr. Durham had 8 years of service for purposes of calculating the SERP benefit. At the termination of Mr. Durham's part-time employment pursuant to the Separation Agreement and the Separation Amendment on December 31, 2003, Mr. Durham will have 10 years of service. Mr. Durham's highest annual compensation was and is expected to remain $777,492. Accordingly, the estimated annual SERP benefit for Mr. Durham totals $388,746 (.05 x $777,492 x 10). Mr. Durham will turn 60 in 2008 and will receive benefits under the SERP until 2027. The total payout of Mr. Durham's SERP benefit over the 20-year period is estimated to be $7.8 million.

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

     In conjunction with the establishment of the Plans in January 2000, QuadraMed purchased a corporate variable life insurance policy from the Travelers Insurance Company ("Travelers Policy") insuring the lives of 73

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002

employees. Although the Company intended to use the Travelers Policy to fund the obligations under the Plans, it was not immediately assigned to the Rabbi Trust. The face amount of the Travelers Policy is $44.6 million and its maximum annual premiums are $2.0 million. At the time the Travelers Policy was issued, a calculation was performed that indicated the cash surrender value of Travelers Policy would be sufficient to satisfy the DCP and SEDCP benefits assuming QuadraMed mirrored its investment allocations with those of the participants. QuadraMed accounted for the DCP and SEDCP as defined benefit pension plans pursuant to SFAS No. 87, Employers' Accounting for Pensions.
When QuadraMed terminated the DCP and SEDCP pursuant to their terms in February and July 2000, respectively, QuadraMed did not surrender the Travelers Policy. At the time, QuadraMed considered it more capital efficient to pay the benefits under the terminated DCP and SEDCP from cash rather than to surrender the tax-advantaged Travelers Policy. In July 2001, as part of the Durham Separation Amendment, QuadraMed agreed to contribute 5 annual payments of approximately $483,000 during the period from 2001 to 2005 ("Payments") to the Rabbi Trust. In addition, QuadraMed assigned the Travelers Policy to the Rabbi Trust as a funding mechanism for Mr. Durham's SERP benefit. At the time the Travelers Policy was contributed to the Rabbi Trust, a calculation was performed that indicated that the cash surrender value of the Travelers Policy plus the Payments would be sufficient to satisfy Mr. Durham's SERP benefits, assuming a 7% investment return.

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

     Pursuant to the Durham Split-Dollar Agreement, (i) the Durham Trust purchased a variable life insurance policy from the John Hancock Variable Life Insurance Company ("John Hancock") in the amount of $10.0 million that covered Mr. Durham's life ("Durham Policy"); (ii) QuadraMed agreed to make to 5 annual premium payments of $519,066 from 1998 to 2002 to John Hancock, subject to repayment from the Durham Policy upon Mr. Durham's death or pursuant to the expected return of the policy in policy years 11 to 15; (iii) the Durham Trust collaterally assigned the Durham Policy to QuadraMed as security for the premiums to be paid by QuadraMed; (iv) Mr. Durham agreed to reimburse QuadraMed for the economic benefit attributable to the life insurance provided to the Durham Trust under the Durham Split-Dollar Agreement, which defined it to be the product of (a) the lower of (i) the P.S. 58 term life rates published by the government of the United States or (ii) John Hancock's one-year term insurance rate available for all standard risks; and (b) the excess of (i) the total death benefit then payable under the Durham Policy over (ii) the aggregate premiums paid by QuadraMed.

     The terms and arrangements under the Cracchiolo Split-Dollar Agreement are the same as under the Durham Split-Dollar Agreement except that the amount of the death benefit under the John Hancock variable life insurance policy covering Mr. Cracchiolo and Mr. Cracchiolo's spouse is $2.5 million ("Cracchiolo Policy") and the amount of each of the 5 annual premium payments agreed to be advanced by QuadraMed from 1998 to 2002 is $33,244.

     In 2002, QuadraMed made the final premium payment for both policies and is not obligated to fund any additional amounts.


-----------------------------
1 Mr. Roskovensky was subsequently elected to the QuadraMed Board of Directors on April 26, 1999.

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002

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

17. MAJOR CUSTOMERS
    ---------------

     In the years ended December 31, 2002, 2001 and 2000, no single customer accounted for more than 10% of total revenues however, in 2002 sales to the U.
S. government accounted for 21% of HIM Software Division revenues.

18. SEGMENT REPORTING
    -----------------

     QuadraMed aligns its operations into three business segments for management reporting purposes. These segments are based on product functionality and shared target markets. This alignment allows management to more accurately measure financial performance by product/division and to establish greater management accountability. QuadraMed's business segments are
(i) the Enterprise Division, (ii) the Health Information Management Software Division, and (iii) the Financial Services Division. The operations and assets of these segments are primarily located in the United States. QuadraMed reports the Enterprise Division, the Health Information Management Software Division, and the Financial Services Division as reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies described in footnotes 2 and 3. The financial results for these operating segments for prior periods have been reclassified to conform to the current period presentation.

     Results of operations for these business segments are provided to QuadraMed's Chief Operating Decision Maker (CODM), which is the Chairman of the Board and Chief Executive Officer.

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002

     Summary financial data by business segment as reported to the CODM is presented below for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                       Year ended December 31, 2002
                           ---------------------------------------------------
                                        HIM    Financial          Consolidated
        Description        Enterprise Software Services  Other (1)    Total
-------------------------- ---------- --------  -------- ---------    -----
Total revenue               $ 63,313  $ 30,988  $ 10,857  $  4,427  $ 109,585

Gross margin (2)            $ 40,798  $ 18,474  $  4,662  $    423  $  64,357

Interest expense, net       $  1,528  $    725  $    504  $      8  $   2,765

Segment assets              $ 41,834  $ 38,099  $  5,332  $ 41,662  $ 126,927

Total depreciation and
  amortization expense (3)  $  2,105  $  3,715  $    600  $  3,408  $   9,828

(1) Other includes specialty products, non-allocated expenses for bad debt, legal costs and divested product lines, as well as the assets associated with the discontinued Health Information Management Services Division.
(2) Gross margin represents segment results before interest, amortization of goodwill, taxes, and corporate overhead allocations.
(3) Total depreciation and amortization is comprised of equipment depreciation and capitalized software amortization reflected in gross margin, debt-offering costs as reflected in interest expense, and amortization of other intangibles, excluding capitalized software development costs, which are reflected separately in the above schedule.

                                       Year ended December 31, 2001
                           ---------------------------------------------------
                                        HIM    Financial          Consolidated
        Description        Enterprise Software Services  Other (1)    Total
-------------------------- ---------- --------  -------- ---------    -----
Total revenue               $ 61,780  $ 27,677  $ 15,459  $ 12,130  $ 117,046

Gross margin (2)            $ 36,953  $ 19,209  $ 10,618  $  7,489  $  74,269

Interest expense, net       $  1,395  $    710  $    508  $     94  $   2,707

Segment assets              $ 30,758  $ 36,919  $  6,103  $ 51,353  $ 125,133

Total depreciation and
  amortization expense (3)  $  1,904  $  5,839  $    523  $  3,520  $  11,786

(1) Other includes specialty products, non-allocated expenses for bad debt, legal costs, restructuring charges and divested product lines including $6.4 million in revenue and $1.6 million in net income for EZ Cap, as well as the assets associated with the discontinued Health Information Management Services Division.
(2) Gross margin represents segment results before interest, amortization of goodwill, taxes and corporate overhead allocations.

(3) Total depreciation and amortization is comprised of equipment depreciation and capitalized software amortization reflected in gross margin, debt-offering costs as reflected in interest expense, and goodwill and amortization of other intangibles, excluding capitalized software development costs, which are reflected separately in the above schedule.

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002

                                       Year ended December 31, 2000
                           ---------------------------------------------------
                                        HIM    Financial          Consolidated
      Description          Enterprise Software Services  Other (1)    Total
-------------------------- ---------- --------  -------- ---------    -----
Total revenue               $ 46,565  $ 20,779  $ 11,813  $ 41,855  $ 121,012

Gross margin (2)            $ 31,462  $ 14,709  $  4,026  $  8,851  $  59,048

Interest expense, net       $  2,270  $  1,165  $    844  $     86  $   4,365

Segment assets              $ 29,336  $ 36,000  $  7,393  $ 76,557  $ 149,286

Total depreciation and
  amortization expense (3)  $  1,235  $  5,340  $  1,065  $  6,103  $  13,743

(1) Other includes specialty products, non-allocated expenses for bad debt, legal costs, restructuring charges and divested product lines including $32.7 million in revenue and $5.8 million in net income for EZ Cap and ROI, as well as the assets associated with the discontinued Health Information Management Services Division.
(2) Gross margin represents segment results before interest, amortization of goodwill, taxes and corporate overhead allocations.
(3) Total depreciation and amortization is comprised of equipment depreciation and capitalized software amortization reflected in gross margin, debt-offering costs as reflected in interest expense, and goodwill and amortization of other intangibles, excluding capitalized software development costs, which are reflected separately in the above schedule.

19. OTHER OPERATING CHARGES
    -----------------------

     Restructuring charges of $7.1 million were incurred during the year ended December 31, 2000. The charges consisted of $5.8 million associated with separation agreements for officers and $1.3 million for employee severance and closure of facilities. As of December 31, 2002, there is no remaining liability for restructuring costs.

20. INCOME TAXES
    ------------

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

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002

     The provision for income taxes consists of the following (in thousands):

                                                   Year ended December 31,
                                             ---------------------------------
                                                2002         2001       2000
                                                ----         ----       ----
Current:
  Federal                                     $     --    $     --    $    617
  State                                             --         150          --
                                              --------    --------    --------
    Total current                                   --         150         617
                                              --------    --------    --------

Deferred:
  Federal                                        2,518      (2,004)      9,881
  State                                          2,315         187       1,183
                                              --------    --------    --------
    Total deferred                               4,833      (1,817)     11,064
                                              --------    --------    --------
  Change in valuation allowance, net of the
    effect of acquisitions                      (4,833)      1,817     (11,064)
                                              --------    --------    --------
      Provision for income taxes              $     --    $    150    $    617
                                              ========    ========    ========


     The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

                                                         December 31,
                                             ---------------------------------
                                                2002         2001       2000
                                                ----         ----       ----
Deferred tax assets:
  Research and development credits            $  5,988    $  5,109   $   4,104
  Net operating loss carryforwards              26,073      25,294      30,622
  Deferred revenue                               9,934       6,611       4,235
  Intangible assets                              9,707       9,683      10,070
  Other                                          6,574       7,101       5,782
                                              --------    --------    --------
                                                58,276      53,798      54,813
                                              --------    --------    --------

Deferred tax liabilities:
  Other intangible assets                       (2,468)     (2,785)     (2,785)
  Depreciation                                    (880)     (1,218)       (116)
                                              --------    --------    --------
                                                (3,348)     (3,703)     (2,901)
                                              --------    --------    --------

Net deferred tax asset before allowance         54,928      50,095      51,912
Valuation allowance                            (54,928)    (50,095)    (51,912)
                                              --------    --------    --------
    Net deferred tax assets                   $     --    $     --    $     --
                                              ========    ========    ========


     Realization of deferred tax assets is primarily dependent on future taxable income, the amount and timing of which is uncertain given QuadraMed's history of losses. Therefore a valuation allowance has been recorded for the entire deferred tax asset. The valuation allowance is adjusted on a periodic basis to reflect management's estimate of the realizable value of the net deferred assets.

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002


     The reconciliation of the tax provision (benefit) computed at the statutory rate to the effective tax rate is as follows:

                                                  Year ended December 31,
                                            ---------------------------------
                                               2002         2001       2000
                                               ----         ----       ----
Federal income tax rate                         (34.0)%      34.0%     (34.0)%
Change in valuation allowance                    25.7       (23.6)      28.0
Permanent tax differences                         8.3       (10.5)       6.0
Other                                              --         1.7        1.7
                                             --------    --------    --------
Effective tax rate                                0.0%        1.6%       1.7%
                                             ========    ========    =======


     As of December 31, 2002, the Company had federal net operating loss carryforwards of approximately $76.1 million and state net operating loss carryforwards of approximately $2.0 million. In addition, the Company has gross federal and California research and development credit carryforwards of approximately $4.2 million and $1.8 million respectively. The federal net operating loss carryforwards and research and development credits will expire from 2011 through 2020.

     The Tax Reform Act of 1986 contains provisions that may limit the amount of NOL and research and development credit carryforwards that may be used in any given year if certain events, including a significant change in ownership, occur. If there should be a subsequent "ownership change" of the Company, as defined, the ability to utilize its carryforwards could be restricted.

21. LITIGATION
    ----------

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

22. SUBSEQUENT EVENTS
    -----------------

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

     On March 4, 2003, QuadraMed's common stock was delisted from the Nasdaq National Market. The delisting constitutes a "Repurchase Event" under the provisions of the QuadraMed's Convertible Subordinated Debentures. Upon such an event, the Subordinated Indenture grants to each debenture holder the right, at the holder's option, to require QuadraMed to repurchase all or any of the holder's debentures. On April 16, 2003, QuadraMed announced that it had executed an agreement with certain of its bondholders to refinance its outstanding 5.25% Convertible Subordinated Debentures due 2005 (the "2005 Debt"). On April 17, 2003, under the terms of the refinance agreement, QuadraMed issued $71.0 million of its Senior Secured Notes due 2008 (the "2008 Debt"). The proceeds from the issuance of the 2008 Debt were used to repurchase $61.8 million (plus $1.5 million in accrued interest) of the 2005 Debt which became subject to repurchase by the Company as a result of its delisting from the NASDAQ National Market on March 4, 2003. Accordingly, the net proceeds to QuadraMed as a result of the issuance of the 2008 Debt less the costs (including fees) associated with the repurchase of the 2005 Debt was $7.6 million, with $11.9 million of the 2005 Debt remaining outstanding. Additionally, the repurchase right on the 2005 Debt remaining outstanding expired on April 17, 2003. The 2008 Debt bears interest at an initial rate of 10% which will be reduced to 9% upon the relisting of QuadraMed's common stock on the Nasdaq, including Nasdaq SmallCap or U.S. National Market and is secured by certain intellectual property of QuadraMed. As part of the transaction,

                             QUADRAMED CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               December 31, 2002

QuadraMed also issued 11,303,842 detachable warrants with the 2008 Debt. The warrants have a term of five years, have an exercise price of $.01 per share and are subject to certain anti-dilution provisions including dilution from the issuance of shares in settlement of existing litigation. The 2008 Debt contains certain events of default. These events include: failure to timely repay principal or interest owed on the debentures, default under any other borrowing, and bankruptcy.


         UNAUDITED QUARTERLY/SUPPLEMENTARY FINANCIAL INFORMATION

Unaudited Quarterly Results of Operations/Supplementary Financial
  Information for 2002.................................................   F-35
Unaudited Quarterly Results of Operations/Supplementary Financial
  Information for 2001.................................................   F-36

QuadraMed Corporation
Unaudited Quarterly Consolidated
Financial Data

                                                                 Quarter
                                        -------------------------------------------------------
(thousands of dollars, except
 per share amounts)                        First      Second      Third      Fourth     Total
                                           -----      ------      -----      ------     -----
2002
----
Revenue                                  $  27,180   $  26,301   $ 25,591   $ 30,513   $ 109,585
                                         =========   =========   ========   ========   =========

Gross margin                             $  17,320   $  15,831   $ 13,220   $ 17,986   $  64,357
                                         =========   =========   ========   ========   =========
Loss from continuing operations          $    (624)  $  (2,415)  $(11,216)  $ (6,603)  $ (20,858)
                                         =========   =========   ========   ========   =========
Net income (loss)                        $  (1,328)  $  (2,999)  $(11,456)  $  1,421   $ (14,362)
                                         =========   =========   ========   ========   =========

Earnings (loss) per share

  Basic
    Continuing operations                $   (0.02)  $   (0.09)  $  (0.42)  $  (0.25)  $   (0.77)
    Total                                $   (0.05)  $   (0.11)  $  (0.43)  $   0.05   $   (0.53)

  Diluted
    Continuing operations                $   (0.02)  $   (0.09)  $  (0.42)  $  (0.24)  $   (0.77)
    Total                                $   (0.05)  $   (0.11)  $  (0.43)  $   0.05   $   (0.53)

Weighted average shares outstanding
  Basic                                     26,809      26,941     26,950     26,960      26,915
                                         =========   =========   ========   ========   =========
  Diluted                                   26,809      26,941     26,950     27,259      26,915
                                         =========   =========   ========   ========   =========

1. QuadraMed's gross margin in the above table, for all quarters presented, has been conformed to the presentation for the year ended December 31, 2002. Specifically, the Company's gross margin reflects the reclassification of certain expenses related to its customer support from operating expenses to cost of services. In addition, QuadraMed has adopted EITF 01-14, which requires reimbursable expenses to be included within revenues and cost of
   revenues, but has no gross margin effect.   In addition, QuadraMed reclassed
   certain items that had previously been included within licenses and costs of licenses to services and cost of services, respectively. These reclassifications did not impact previously reported operating income, net income or earnings per share data.

2. For the quarter ended September 30, 2002, income (loss) from continuing operations before extraordinary item includes restatement fees of QuadraMed's 2001 financial statements and reduced gross margin resulting from lower sales volume.

3. For the quarter ended December 31, 2002, net income (loss) reflects an $8.8 million gain from the sale of the HIM Services Division and an earn-out provision on the EZ-CAP sale.

QuadraMed Corporation
Unaudited Quarterly Consolidated
Financial Data

                                                                 Quarter
                                        -------------------------------------------------------
(thousands of dollars, except
 per share amounts)                        First      Second      Third      Fourth     Total
                                           -----      ------      -----      ------     -----
2001
----
Revenue                                  $  25,921   $  29,207   $ 29,755   $ 32,163   $ 117,046
                                         =========   =========   ========   ========   =========
Gross margin                             $  15,872   $  17,421   $ 19,928   $ 21,048   $  74,269
                                         =========   =========   ========   ========   =========
Loss from continuing operations          $  (4,434)  $    (991)  $  2,748   $  1,722   $    (955)
                                         =========   =========   ========   ========   =========
Extraordinary gain on redemption of
  debentures                             $      --   $   2,402   $ 10,505   $     --   $  12,907
                                         =========   =========   ========   ========   =========
Net income (loss)                        $  (4,829)  $   1,214   $ 12,311   $    717   $   9,413
                                         =========   =========   ========   ========   =========

Earnings (loss) per share

  Basic
    Continuing operations                $   (0.17)  $   (0.03)  $   0.11   $   0.07   $   (0.04)
    Total                                $   (0.19)  $    0.05   $   0.48   $   0.03   $    0.37

  Diluted
    Continuing operations                $   (0.17)  $   (0.03)  $   0.10   $   0.06   $   (0.04)
    Total                                $   (0.19)  $    0.05   $   0.46   $   0.03   $    0.37
Weighted average shares outstanding

  Basic                                     25,734      25,543     25,403     25,584      25,566
                                         =========   =========   ========   ========   =========
  Diluted                                   25,734      25,543     27,057     27,408      25,566
                                         =========   =========   ========   ========   =========
