Form 10-Q
period 2003-03-31
QUADRAMED CORP
filed 2003-09-19
CIK 1018833

===============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

               FOR THE QUARTERLY PERIOD ENDED March 31, 2003

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

     Indicate by check mark whether the registrant is an accelerated filer as
defined in Rule 12b-2 of the Act.   Yes X  No _

     As of August 31, 2003, there were 27,606,069 shares of the Registrant's common stock outstanding, par value $0.01.

===============================================================================

                            QUADRAMED CORPORATION
                             REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED MARCH 31, 2003
                              TABLE OF CONTENTS

                                                                        Page
                                                                        ----

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Interim Condensed Consolidated Balance Sheets as of
           March 31, 2003 and December 31, 2002..........................   2

        Interim Condensed Consolidated Statements of Operations for
          the three months ended March 31, 2003 and 2002.................   3

        Interim Condensed Consolidated Statements of Cash Flows for
          the three months ended March 31, 2003 and 2002.................   4

        Notes to Interim Condensed Consolidated Financial Statements.....   5

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................  12

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  31

Item 4. Controls and Procedures..........................................  31


                         PART II.  OTHER INFORMATION

Item 1. Legal Proceedings................................................  33

Item 6. Exhibits and Reports on Form 8-K.................................  33

Signatures...............................................................  34



                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            QUADRAMED CORPORATION
               INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share amounts)
                                  (unaudited)

                                                       March 31,   December 31,
                            ASSETS                       2003          2002
                                                      -----------  ------------
Current assets

  Cash and cash equivalents                            $  20,937     $  23,663
  Short-term investments                                   2,528         2,528
  Accounts receivable, net of allowance for doubtful
    accounts of $4,585 and $4,346, respectively           39,071        31,612
  Unbilled receivables                                     3,581         3,475
  Notes and other receivables                                110         4,416
  Prepaid expenses and other current assets                9,474         8,972
                                                       ---------     ---------
      Total current assets                                75,701        74,666

Restricted cash                                            5,849         5,849
Property and equipment, net of accumulated depreciation
  and amortization of $17,115 and $16,170 respectively     5,553         6,019
Capitalized software development costs, net of
  accumulated amortization of $8,454 and $7,776,
  respectively                                             5,125         5,670
Goodwill                                                  18,445        18,445
Other intangible assets, net of accumulated amortization
  of $13,901 and $13,316, respectively                     8,690         9,275
Other long-term assets                                     6,887         7,003
                                                       ---------     ---------
      Total assets                                     $ 126,250     $ 126,927
                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable and accrued expenses                $   2,776     $   3,586
  Accrued payroll and related                              5,649         6,942
  Other accrued liabilities                                8,895         6,509
  Deferred revenue                                        48,704        39,492
                                                       ---------     ---------
Total current liabilities                                 66,024        56,529

Convertible subordinated debentures                       73,719        73,719
Other long-term liabilities                                4,100         3,914
                                                       ---------     ---------
Total liabilities                                        143,843       134,162
                                                       ---------     ---------
Stockholders' equity (deficit)
  Preferred stock, $0.01 par, 5,000 shares authorized,
    zero shares issued and outstanding                        --            --
  Common stock, $0.01 par, 50,000 shares authorized,
    27,044 and 26,965 shares issued and outstanding,
    respectively                                             272           205
  Additional paid-in-capital                             275,668       275,631
  Deferred compensation                                     (422)         (588)
  Accumulated other comprehensive loss                      (260)         (310)
  Accumulated deficit                                   (292,851)     (282,173)
                                                       ---------     ---------
Total stockholders' equity (deficit)                     (17,593)       (7,235)
                                                       ---------     ---------
Total liabilities and stockholders' equity (deficit)   $ 126,250     $ 126,927
                                                       =========     =========


         The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                            QUADRAMED CORPORATION
          INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share amounts)
                                 (unaudited)



                                                   Three months ended March 31,
                                                   ----------------------------
                                                        2003         2002
                                                        ----         ----
Revenue
  Services and other                                  $  19,679     $  19,000
  Licenses                                                9,555         8,180
                                                      ---------     ---------
    Total revenue                                        29,234        27,180
                                                      ---------     ---------

Cost of revenue
  Cost of services and other                             11,700         7,727
  Cost of licenses                                        1,882         2,133
                                                      ---------     ---------
    Total cost of revenue                                13,582         9,860
                                                      ---------     ---------
    Gross margin                                         15,652        17,320
                                                      ---------     ---------
Operating expenses
  General and administration                             13,531         7,823
  Sales and marketing                                     5,761         5,175
  Research and development                                5,477         3,653
  Amortization and other operating charges                  585           512
                                                      ---------     ---------
    Total operating expenses                             25,354        17,163
                                                      ---------     ---------
Income (loss) from operations                            (9,702)          157
Other income (expense)
  Interest expense                                       (1,063)         (865)
  Interest income                                           157           174
  Other income (expense), net                               (70)          (90)
                                                      ---------     ---------
  Other income (expense)                                   (976)         (781)
                                                      ---------     ---------
Loss from continuing operations                         (10,678)         (624)
Loss from discontinued operations                            --          (704)
                                                      ---------     ---------
Net loss                                              $ (10,678)    $  (1,328)
                                                      =========     =========

Loss per share
  Basic and Diluted
  Continuing operations                               $   (0.40)    $   (0.02)
  Discontinued operations                                    --         (0.03)
                                                      ---------     ---------
  Net                                                 $   (0.40)    $   (0.05)
                                                      =========     =========

Weighted average shares outstanding
  Basic and diluted                                      27,005        26,809
                                                      =========     =========


         The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                            QUADRAMED CORPORATION
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                   Three months ended March 31,
                                                   ----------------------------
                                                        2003         2002
                                                        ----         ----
Cash flows from operating activities
  Net loss from continuing operations                $ (10,678)    $    (624)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                        2,468         2,115
    Provision for bad debts                                239           (16)
    Write-off of assets                                     --           102
    Other                                                   51            52
    Changes in assets and liabilities:
      Accounts receivable                               (7,698)       (3,382)
      Prepaid expenses and other                          (485)       (1,221)
      Accounts payable and accrued liabilities             486        (2,105)
      Deferred revenue                                   9,212         6,256
                                                     ---------     ---------
        Cash (used in) provided by continuing
          operations                                    (6,405)        1,177

        Cash (used in) provided by discontinued
          operations                                        --          (709)
                                                     ---------     ---------
        Cash (used in) provided by operating
          activities                                    (6,405)          468
                                                     ---------     ---------

Cash flows from investing activities
  Increase in restricted cash                               --          (103)
  Proceeds from sale of assets                           4,190            --
  Purchases of available-for-sale securities              (255)           --
  Proceeds from sale of available-for-sale securities      270            --
  Capitalized software development costs                  (133)         (784)
  Purchases of property and equipment                     (479)         (707)
                                                     ---------     ---------
        Cash provided by (used in) investing
          activities                                     3,593        (1,594)
                                                     ---------     ---------
Cash flows from financing activities
  Proceeds from issuance of common stock                   104         1,810
  Repayments of debt                                       (18)          (20)
                                                     ---------     ---------
        Cash provided by financing activities               86         1,790
                                                     ---------     ---------
        Net (decrease) increase in cash and cash
          equivalents                                   (2,726)          664
Cash and cash equivalents, beginning of period          23,663        29,799
                                                     ---------     ---------
Cash and cash equivalents, end of period             $  20,937     $  30,463
                                                     =========     =========

Supplemental disclosure of cash flow information

  Cash paid for interest                             $      --     $      --
                                                     =========     =========
  Net cash (refunded) paid for taxes                 $     (13)    $     336
                                                     =========     =========


         The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                            QUADRAMED CORPORATION
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 2003


1.   NATURE OF OPERATIONS

     QuadraMed Corporation along with all significant business divisions and subsidiaries, (the "Company" or "QuadraMed") is dedicated to improving healthcare delivery by providing innovative healthcare information technology and services. From clinical to patient information management and revenue cycle to health information management, QuadraMed delivers real-world solutions that help healthcare professionals deliver outstanding patient care with optimum efficiency. QuadraMed was reincorporated in Delaware in 1996, having been originally incorporated in California in 1993. QuadraMed is managed in three distinct business segments which are as follows: Enterprise Division, Health Information Management Software Division, and Financial Services Division. In December 2002, QuadraMed sold its Health Information Management Systems Division. Results of operations for this division are reflected as discontinued operations in the Statement of Operations.


2.   BASIS OF PRESENTATION

   Unaudited Interim Results
   -------------------------

     The condensed consolidated financial statements at March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The interim financial information is unaudited, but reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of QuadraMed's condensed consolidated financial position, operating results, and cash flows for the interim periods. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

     These condensed consolidated financial statements have been prepared in accordance with the instructions for a report on Form 10-Q as required by the SEC, and therefore, do not include all information and notes normally provided in annual financial statements. As a result, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in QuadraMed's annual report on Form 10-K for the fiscal year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the fiscal year ending December 31, 2003 or any other further periods.


3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of
                                                              -------------
FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and
---------------------------------------------------------------------------
Technical Corrections.  This statement updates and clarifies existing
---------------------
pronouncements relating to the classification and reporting of gains and losses from the extinguishment of debt, the treatment of sale-leaseback transactions and also makes technical corrections to existing pronouncements. QuadraMed adopted the provisions of SFAS 145 effective January 1, 2003. The implementation of this new standard did not have a significant impact on QuadraMed's financial condition, results of operations and cash flows.

     In November 2002, the FASB reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The guidance
--------------------------------------------------------------
in EITF 00-21 is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. QuadraMed is evaluating the effect of this issue on its financial statements.

                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                March 31, 2003


     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable
                                                  -------------------------
Interest Entities.  FIN 46 expands upon and strengthens existing accounting
-----------------
guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. QuadraMed has considered the provisions of FIN 46 and believe it will not be necessary to include in its financial statements any assets, liabilities, or activities of the third-party entities holding its corporate headquarters leases. QuadraMed will continue to evaluate the impact of FIN 46 on other areas of its financial statements and disclosures, as appropriate.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on
                                                  -----------------------------
Derivative Instruments and Hedging Activities.  SFAS 149 amends and clarifies
---------------------------------------------
the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149
      ------------------------------------------------------------
is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. QuadraMed is currently evaluating the impact of SFAS 149 on its consolidated financial position and results of operations. QuadraMed does not expect the adoption of SFAS 149 to have a material impact on its consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain
                                                ----------------------
Financial Instruments with Characteristics of both Liabilities and Equity.
-------------------------------------------------------------------------
SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. QuadraMed does not expect the adoption of SFAS 150 to have a material impact on its consolidated financial position, results of operations or cash flows.


4.   GOODWILL AND OTHER INTANGIBLE ASSETS

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

     SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (i.e., business segments) upon adoption and at least annually thereafter using a two-step impairment analysis. In accordance with SFAS 142, QuadraMed performed the first of the required two-step impairment tests of goodwill and indefinite-lived assets as of January 1, 2002 utilizing an independent appraiser. The test results showed no indicators of impairment as of January 1, 2002.

     As of January 1, 2003, QuadraMed re-engaged the same independent appraiser to review the goodwill as of this date for impairment. Once again, the test showed no indicators of impairment. QuadraMed will continue to perform the tests of impairment for goodwill required by SFAS 142 on an annual basis or more often, as necessary.

     Except for capitalized software development costs, other intangible assets are amortized on a straight-line basis over a period of five to ten years. Capitalized software development costs are amortized on a straight-line basis

                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                March 31, 2003


generally over a period of five years. These assets are reviewed annually for impairment and written down to net realizable value, if necessary, in accordance with SFAS No. 144, Impairment of Long-Lived Assets.

     Amortization of intangible assets for the three months ended March 31, 2003 and 2002 was $585,000 and $512,000, respectively. There were no impairment charges recorded during the three months ended March 31, 2003 and 2002.


5.   RESTRICTED STOCK GRANTS

     During the three months ended March 31, 2003 and 2002, QuadraMed issued an aggregate of no and 39,000 shares, respectively of its common stock as restricted stock under QuadraMed's 1996 Stock Plan. QuadraMed grants restricted shares to certain senior executives for no consideration. All of the outstanding restricted shares fully vest at the conclusion of a three-year period. QuadraMed has recorded the difference between fair market value of the restricted shares on the date the restricted stock purchase rights were granted, and the exercise price of such shares on that date as deferred compensation within the Stockholders' Equity (Deficit) section of the Consolidated Balance Sheet. In accordance with the provisions of SFAS 123, QuadraMed amortizes this amount, pro rata over the related service period as it expects the shares to fully vest. Any changes in the expected or actual outcome of the grants are considered to be changes in estimate and are accordingly, recognized in the period the change becomes known. In March 2003, a senior executive of QuadraMed was terminated. In accordance with the provisions of his employment agreement, 75,000 unvested shares immediately vested upon his termination. Accordingly, QuadraMed recognized the remaining $75,000 associated with the accelerated vesting as the vesting was a known event. Compensation expense associated with the grants of restricted stock totaling $91,000 and $131,000 was recognized during the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, 332,000 restricted shares remained subject to vesting.


6.   STOCK-BASED COMPENSATION

     SFAS 123, Accounting for Stock Based Compensation, encourages, but does
               ---------------------------------------
not require, companies to record compensation cost for stock based employee compensation plans at fair value. QuadraMed has chosen to continue to account for stock based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for
                                                                --------------
Stock Issued to Employees, and Related Interpretations.  Accordingly,
------------------------------------------------------
compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of QuadraMed's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                March 31, 2003


                                                   Three months ended March 31,
                                                   ----------------------------
                                                        2003         2002
                                                        ----         ----
Net loss as reported                                 $ (10,678)    $  (1,328)
Add: Stock-based employee compensation expense
  included in reported net loss, net of related
  tax effects                                              166           139
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects            (1,124)       (1,266)
                                                     ---------     ---------
Pro forma net loss                                   $ (11,636)    $  (2,455)
                                                     =========     =========

Earnings per share:
  Basic and diluted- as reported                     $   (0.40)    $   (0.05)
                                                     =========     =========
  Basic and diluted- pro forma                       $   (0.43)    $   (0.09)
                                                     =========     =========




     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                        2003         2002
                                                        ----         ----
Expected dividend yield                                     --            --
Expected stock price volatility                         142.66%       135.20%
Risk-free interest rate                                   2.74%         4.12%
Expected life of options                               5 years       5 years



NET LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period less restricted shares of common stock. Diluted net loss per share is computed by dividing income by the sum of the weighted average number of common shares, as adjusted for restricted shares, and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and convertible subordinated debentures (using the as-converted method). Common equivalent shares are excluded from the diluted computation only if their effect is anti-dilutive. As QuadraMed recorded net losses for each of the three-month periods ended March 31, 2003 and 2002, no common equivalent shares were included in the net loss per share calculation because they were anti-dilutive.


7.   COMPREHENSIVE LOSS

     The components of comprehensive loss for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

                                                   Three months ended March 31,
                                                   ----------------------------
                                                        2003         2002
                                                        ----         ----
Net loss                                             $ (10,678)    $  (1,328)
Unrealized gain (loss) on available-for-sale
  securities, net of taxes                                  (1)          (48)
Amortization of unrecognized pension costs,
  net of taxes                                              51            51
                                                     ---------     ---------
Comprehensive loss                                   $ (10,628)    $  (1,325)
                                                     =========     =========

                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                March 31, 2003


8.   SEGMENT REPORTING

     QuadraMed aligns its operations into three business segments for management reporting purposes. These segments are based on product functionality and shared target markets. This alignment allows management to more accurately measure financial performance by product/division and to establish greater management accountability. QuadraMed's business segments are
(i) the Enterprise Division, (ii) the Health Information Management Software Division, and (iii) the Financial Services Division. The operations and assets of these segments are primarily located in the United States. QuadraMed reports the Enterprise Division, the Health Information Management Software Division, and the Financial Services Division as reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related
              -------------------------------------------------------
Information. The accounting policies of the operating segments are the same as
-----------
those described in the summary of significant accounting policies described in notes to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2002. The financial results for these operating segments for prior periods have been reclassified to conform to the current period presentation.

     Selected results of operations for these business segments are provided to QuadraMed's Chief Operating Decision Maker (CODM), who is the Chairman of the Board and Chief Executive Officer.

     Summary financial data by business segment as reported to the CODM in presented below for the three months ended March 31, 2003 and 2002 (in thousands):

                                   Three months ended March 31, 2003
                           ---------------------------------------------------
                                        HIM    Financial          Consolidated
        Description        Enterprise Software Services  Other (1)    Total
-------------------------- ---------- --------  -------- ---------    -----
Total revenues              $ 18,512  $  7,816  $  2,906  $     --  $  29,234

Gross margin                $  9,966  $  5,072  $    614  $     --  $  15,652

Interest income (expense),
  net                       $   (577) $   (220) $   (181) $     72  $    (906)

Segment assets              $ 48,440  $ 35,936  $  6,129  $ 35,745  $ 126,250

Total depreciation and
  amortization (2)          $    944  $    921  $    217  $    386  $   2,468

----------------------------------

(1) Other includes non-allocated expenses for bad debt, legal costs, restructuring charges and divested product lines for operating results and non-allocable assets such as cash and cash equivalents and restricted cash, investments, certain enterprise-wide intangible assets, etc. and assets of divested product lines for segment assets.
(2) Total depreciation and amortization is comprised of capitalized and acquired software amortization reflected in gross margin, equipment depreciation, amortization of debt-offering costs as reflected in interest expense, amortization of deferred compensation and amortization of other intangibles.

                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                March 31, 2003

                                   Three months ended March 31, 2002
                           ---------------------------------------------------
                                        HIM    Financial          Consolidated
        Description        Enterprise Software Services  Other (1)    Total
-------------------------- ---------- --------  -------- ---------    -----
Total revenues              $ 16,627  $  6,829  $  3,724  $     --  $  27,180

Gross margin                $ 10,535  $  4,748  $  2,037  $     --  $  17,320

Interest income (expense),
  net                       $   (421) $   (169) $   (134) $     33  $    (691)

Segment assets              $ 34,017  $ 45,236  $  5,715  $ 44,914  $ 129,882

Total depreciation and
  amortization (2)          $    442  $    811  $    131  $    731  $   2,115

--------------------------------

(1) Other includes non-allocated expenses for bad debt, legal costs, restructuring charges and divested product lines for operating results and non-allocable assets such as cash and cash equivalents and restricted cash, investments, certain enterprise-wide intangible assets, etc. and assets of divested product lines for segment assets.
(2) Total depreciation and amortization is comprised of capitalized and acquired software amortization reflected in gross margin, equipment depreciation, amortization of debt-offering costs as reflected in interest expense, amortization of deferred compensation and amortization of other intangibles.


9.   MAJOR CUSTOMERS

     In the three months ended March 31, 2003 and 2002, no single customer accounted for more than 10% of total revenues however, in the three months ended March 31, 2003 and 2002, sales to the U. S. government accounted for 24.4% and 21.1%, respectively, of HIM Software Division revenues.


10.  LITIGATION AND OTHER MATTERS

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

     On February 28, 2003, QuadraMed reported that the SEC issued a formal non-public order of investigation concerning QuadraMed's accounting and financial reporting practices for the period beginning January 1, 1998. QuadraMed intends to continue to cooperate with the SEC and has complied with the SEC's requests for information. QuadraMed cannot predict when the SEC will conclude its inquiry, or the outcome and impact thereof.

     On March 4, 2003, QuadraMed's common stock was delisted from the Nasdaq National Market. The delisting constituted a "Repurchase Event" under the provisions of QuadraMed's 5.25% Convertible Subordinated Debentures Agreements due 2005 (the "2005 Debt"). Upon such an event, the 2005 Debt grants to each debenture holder the right, at the holder's option, to require QuadraMed to repurchase all or any of the holder's debentures. On April 17, 2003, under the terms of a refinance agreement with certain of the 2005 debt holders and new investors, QuadraMed issued $71.0 million of its Senior Secured Notes due 2008 (the "2008 Debt"). The proceeds from the issuance of the 2008 Debt were used to repurchase $61.8 million (plus $1.5 million in accrued interest) of the 2005 Debt required to be repurchased. Accordingly, the net proceeds as a result of the issuance of the 2008 Debt less the costs (including fees) associated with the repurchase of the 2005 Debt was $8.5 million, with $11.9 million of the 2005 Debt remaining outstanding. Additionally, the repurchase right on the 2005 Debt remaining outstanding expired on April 17, 2003.

                            QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                March 31, 2003


     The 2008 Debt bears interest at an initial rate of 10% which will be reduced to 9% upon any relisting of QuadraMed's common stock on the Nasdaq, including Nasdaq SmallCap or U.S. National Market and is secured by certain intellectual property. The 2008 Debt contains certain events of default. These events include: failure to timely repay principal or interest owed on the debentures, default under any other borrowing, and bankruptcy. As part of the transaction, QuadraMed also issued 11.6 million warrants to purchase common stock. The warrants have a term of five years, have an exercise price of $.01 per share and are subject to certain anti-dilution provisions including dilution from the issuance of shares in settlement of any existing litigation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Cautionary Statement on Risks Associated With Forward-Looking Statements
     ------------------------------------------------------------------------

     You should read the following discussion in conjunction with our Interim Condensed Consolidated Financial Statements and related Notes. This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The words "believe", "expect", "target", "goal", "project", "anticipate", "predict", "intend", "plan", "estimate", "may", "will", "should", "could", and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance, anticipated trends and growth in businesses, or other characterizations of future events or circumstances and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Report, and in other documents we file with the SEC from time to time.

Significant Accounting Policies and Estimates
---------------------------------------------

     Our significant accounting policies have a considerable impact on Management's Discussion and Analysis.

     Principles of Consolidation
     ---------------------------

     These consolidated financial statements, which include our accounts and all our significant business divisions and subsidiaries, have been prepared in conformity with (i) GAAP; and (ii) the rules and regulations of the SEC. All significant intercompany accounts and transactions between us and our subsidiaries have been eliminated in the consolidated financial statements.

     Use of Estimates
     ----------------

     Management's discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, contingent assets and liabilities, revenues, and expenses. Significant estimates and assumptions have been made regarding revenue recognition, the allowance for doubtful account, investments, capitalized software, income taxes, restructuring, pensions and other benefits, and contingencies and litigation and intangibles, primarily goodwill and customer lists, resulting from our purchase business combinations. We base our estimates, assumptions, and judgments on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Uncertainties inherent in these estimates include projections of future operating results and the discount rates used to determine the net present values of these future results and useful lives of the acquired assets as well as technological advances. In addition, for our fixed-price contracts, we make significant estimates within percentage-of-completion accounting, including estimating total costs to be incurred as calculated on a labor hour basis. We annually review and test our estimates, specifically those related to the valuations of intangibles including acquired software, goodwill, customer lists, trademarks and other intangibles, and capitalized software. Actual results may differ materially from these estimates.

     Revenue Recognition
     -------------------

     Our revenue in the ordinary course of business is principally generated from two sources: (i) licensing arrangements and (ii) services.

     Our license revenue consists of fees for licenses of our software and hosted services. Cost of license revenue primarily includes product, delivery and royalty costs and facilities costs. Our service revenue consists of maintenance, customer training and consulting services and fees for providing management services such as accounts receivable and payment collection outsourcing, specialized staffing, analytical services and seminars. Cost of services consists primarily of salaries, benefits, and allocated costs related to providing such services, labor costs for engineers performing implementation services and technical support and training personnel.

     We license our products through our direct sales force. Our license agreements for such products do not provide for a right of return, and historically product returns have not been significant.

     We recognize revenue on our software products in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9,
                          ----------------------------------------------------
Modification of SOP 97-2, Software Revenue Recognition, With Respect to
-----------------------------------------------------------------------
Certain Transactions; SOP 81-1, Accounting for Performance of Construction-Type
--------------------            -----------------------------------------------
and Certain Production-Type Contracts; and Staff Accounting Bulletin ("SAB")
-------------------------------------
101, Revenue Recognition in Financial Statements.
     -------------------------------------------

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

     Contract accounting is utilized for service revenue from fixed-price contracts and those requiring significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with SOP 81-1, whereby the arrangement fee is recognized, generally using the percentage-of-completion method measured on labor input costs. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and judgment related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in its consolidated financial statements. A number of internal and external factors can affect its estimates, including labor rates, utilization, changes to specification and testing requirements and collectibility of unbilled receivables.

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

     SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (i.e., business segments) upon adoption and at least annually thereafter using a two-step impairment analysis. In accordance with SFAS 142, we performed the first of the required two-step impairment tests of goodwill and indefinite-lived assets as of January 1, 2002 utilizing an independent appraiser. The test results showed no indicators of impairment as of January 1, 2002.

     As of January 1, 2003, we re-engaged the same independent appraiser to review the goodwill as of this date for impairment. Once again, the test showed no indicators of impairment. We will continue to perform the tests of impairment for goodwill required by SFAS 142 on an annual basis or more often, as necessary.

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

Recent Accounting Pronouncements
--------------------------------

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement updates and clarifies existing pronouncements relating to the classification and reporting of gains and losses from the extinguishment of debt, the treatment of sale-leaseback transactions and also makes technical corrections to existing pronouncements. We adopted the provisions of SFAS 145 effective January 1, 2003. The implementation of this new standard did not have a significant impact on our financial condition, results of operations and cash flows.

     In November 2002, the FASB reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The guidance
--------------------------------------------------------------
in EITF 00-21 is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We are evaluating the effect of this issue on our financial statements.


     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable
                                                  -------------------------
Interest Entities.  FIN 46 expands upon and strengthens existing accounting
-----------------
guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. We have considered the provisions of FIN 46 and believe it will not be necessary to include in our financial statements any assets, liabilities, or activities of the third-party entities holding our corporate headquarters leases. We will continue to evaluate the impact of FIN 46 on other areas of our financial statements and disclosures, as appropriate.


     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on
                                                  -----------------------------
Derivative Instruments and Hedging Activities.  SFAS 149 amends and clarifies
---------------------------------------------
the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We are currently evaluating the impact of SFAS 149 on our consolidated financial position and results of operations. We do not expect the adoption of SFAS 149 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Results of Operations
---------------------

     The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues.


                                       Three months ended March 31,
                             ---------------------------------------------
                                    2003                     2002
                             --------------------     --------------------
Revenue
  Services and other          $  19,679      67.3%     $  19,000      69.9%
  Licenses                        9,555      32.7          8,180      30.1
                              ---------    ------      ---------    ------
    Total revenue                29,234     100.0         27,180     100.0
                              ---------    ------      ---------    ------

Cost of revenue
  Cost of services and other     11,700      40.0          7,727      28.4
  Cost of licenses                1,882       6.4          2,133       7.9
                              ---------    ------      ---------    ------
    Total cost of revenue        13,582      46.4          9,860      36.3
                              ---------    ------      ---------    ------
    Gross margin                 15,652      53.6         17,320      63.7
                              ---------    ------      ---------    ------

Operating expenses
  General and administration     13,531      46.3          7,823      28.8
  Sales and marketing             5,761      19.7          5,175      19.0
  Research and development        5,477      18.7          3,653      13.4
  Amortization and other
    operating charges               585       2.0            512       1.9
                              ---------    ------      ---------    ------
Total operating expenses         25,354      86.7         17,163      63.1
                              =========    ======      =========    ======


     Revenue
     -------

     Services and Other.  Services and other revenue consists of professional
     ------------------
services, such as implementation services and training, maintenance, which consists of technical support and product upgrades, hardware, reimbursable expenses and other service revenue. Professional services are typically provided over a period of three months to six months for the HIM software division and up to two years for the Enterprise division. These services are provided subsequent to the signing of a software license arrangement and depend in large part on the Company's software license revenues. The Company's maintenance revenues depend on both the Company's software license revenues and renewals of maintenance agreements by the Company's existing customer base. Services and other revenue was $19.7 million in the three months ended March 31, 2003, an increase of $679,000, or 3.6% from $19.0 million for the corresponding period of 2002.

     The increase in absolute dollar amount of services and other revenue was primarily due to a hardware sale, required for the use of the Enterprise products, which was purchased for an existing customer. The cost of the hardware is included in cost of services and other. There was also a decrease in professional services and slight increase in maintenance revenue. The Enterprise division represented a majority of the increase in services and other revenue offset by a decrease in the Financial Services division, which continues to decline due to the decrease in the quality of assignments and average lower contracted fees.

     Licenses.  License revenue consists of software license and third-party
     --------
software sales. The Company markets its products through its direct sales force. License revenue in the three months ended March 31, 2003 was $9.6 million, an increase of $1.4 million or 16.8% from $8.2 million in the corresponding period of 2002.

     The increase in absolute dollar amount of license revenue was due to an increase in both the Enterprise and HIM software divisions. The Enterprise division grew in the first quarter of 2003, due to the purchase of Pharmacy Data Systems, Inc. (PDS) in June 2002. The HIM software division grew due to increased sales in the government sector.

     Cost of Revenue
     ---------------

     Cost of Services and Other.  Cost of services and other consists of
     --------------------------
salaries and related expenses associated with services performed for customer support, consulting services as well as third-party hardware costs. Cost of services and other for the quarter ended March 31, 2003 of $11.7 million was $4.0 million more than the $7.7 million in the corresponding period of 2002. As a percentage of services and other revenue, cost of services and other was 59.4% and 40.7% for the three months ended March 31, 2003 and 2002, respectively. In absolute dollars, the increase was primarily due to an increase in hardware costs and salary and overhead expenses. The hardware costs were directly affected by the increase in hardware purchase for the first quarter of 2003. The increase was primarily attributable to the Enterprise division. There was a slight increase in Financial Services division offset by the same decrease in HIM Software division.

     Cost of Licenses.  Cost of licenses consists of third party royalties,
     ----------------
amortization of capitalized software, production costs and third party software. Cost of licenses in the three months ended March 31, 2003 was $1.9 million, a decrease of $251,000, compared to $2.1 million for the same period of 2002. As a percentage of license revenues, cost of licenses was 19.7% and 26.1% for the three months ended March 31, 2003 and 2002, respectively. The percentages vary due primarily to the variables in royalty expense. The decrease in absolute dollars was due to slight decreases in royalties and software costs offset by an increase in amortization of capitalized software.


Operating Expenses
------------------

     General and Administration.  General and administration expense consists
     --------------------------
of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administration expense was $13.5 million in the first quarter of 2003, an increase of $5.7 million compared to $7.8 million in the corresponding period of 2002. As a percentage of revenue, general and administration expense increased 17.5 percentage points to 46.3% in the first quarter of 2003, compared to 28.8% in the first quarter of 2002. The increase in general and administration expense was the result of an increase in accountants', consultants' and attorneys' fees, retention bonuses, and employee benefits as part of the restatement process, for the restated 2001 Annual Report on Form 10-K/A. For the three months ended March 31, 2003, these expenses were approximately $4.3 million. We expect these expenses to decrease in the following quarter.

     Sales and Marketing.  Sales and marketing expense includes costs
     -------------------
associated with our sales and marketing personnel and product marketing personnel and consists primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses. Sales and marketing expense increased $586,000 in the first quarter of 2003 to $5.8 million, compared to the same period of 2002. As a percentage of revenue, sales and marketing expenses increased to 19.7% in the first quarter of 2003 from 19.0% in the same period of 2002. The increase was due primarily to an increase in personnel costs, due to increased salaries and employee benefits expense.

     Research and Development.  Research and development expense includes costs
     ------------------------
associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes compensation and benefits expense. Research and development costs in the three months ended March 31, 2003 were $5.5 million, compared to $3.7 million in the same period in 2002. As a percentage of revenue, research and development costs were 18.7% in the first quarter of 2003 compared to 13.4% in the corresponding period of 2002.
Research and development costs increased due to increased investments in Enterprise Division's Affinity products applications and to a lesser extent in HIM software products. During the first three months of 2003, we capitalized approximately $130,000 in software development costs compared to approximately $700,000 in the same period of 2002.

     Amortization and other operating charges.  Amortization and other
     ----------------------------------------
operating charges represented amortization of identifiable intangible assets and amortization of acquired software. The increase to $585,000 in the first quarter of 2003 from $512,000 in the same period of 2002 reflects the net increase in amortization of identifiable intangible assets offset by the amortization of acquired software in the prior period.

     Other Income (Expense)
     ---------------------

     Other Income (Expense), Net.  Net other expense was $976,000 and $781,000
     ---------------------------
in the three-month periods ended March 31, 2003 and 2002, respectively. The slight increase was due to interest expense on the debentures.

     Income Taxes
     ------------

     Provision for Income Taxes.  There was no provision for income taxes for
     --------------------------
the three-month periods ended March 31, 2003 and 2002. For financial reporting purposes, a 100% valuation allowance has been recorded against our deferred tax assets under SFAS No. 109.

Liquidity and Capital Resources
-------------------------------

     Balance Sheet and Cash Flows
     ----------------------------

     Cash and cash equivalents were $20.9 million as of March 31, 2003 and $23.7 million as of December 31, 2002, a decrease of $2.8 million or 12% during the period. Cash flows used in operating activities were $6.4 million for the three months ended March 31, 2003. These amounts primarily resulted from a net loss of $10.7 million for the three months ended March 31, 2003, offset by $2.5 million of depreciation and amortization and an increase of $9.2 million in deferred revenue and a decrease of $7.7 million in accounts receivable. Cash flows from investing activities of $3.6 million resulted from a $2.7 million payment received for the HIM Services sale and $1.5 million earn-out payment associated with the EZ-CAP sale offset by $479,000 in fixed asset purchases.

     We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of our accounts receivable collections, and the timing of other payments. In the three months ended March 31, 2003, the Company paid $4.3 million related to the restatement. These expenses will not continue at this rate in future quarters. In the three months ended March 31, 2003, the Company invested $5.5 million in research and development. The Company expects to continue to invest in research and development in the future.

     Commitments
     -----------

     The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of March 31, 2003 (in thousands):


                                               Payments Due by Period
                                      ---------------------------------------
                                        Less
                                       than 1      1-3       3-5     After 5
Contractual Obligations       Total     year      years     years     years
--------------------------- -------- --------- --------- --------- ---------

Long-term debt               $ 81,782   $  3,870  $ 77,912  $     --  $     --
Operating leases               29,266      5,087     7,954    10,410     5,815
Other long-term obligations     1,449        483       966        --        --
                             --------   --------  --------  --------  --------
Total contractual cash
  obligations                $112,497   $  9,440  $ 86,832  $ 10,410  $  5,815
                             ========   ========  ========  ========  ========

Other Commercial Commitments
----------------------------
Standby letters of credit(1) $  4,220   $  1,100  $     --  $  2,620  $    500
                             --------   --------  --------  --------  --------
Total commercial commitments $  4,220   $  1,100  $     --  $  2,620  $    500
                             ========   ========  ========  ========  ========

(1) The 3-5 years amount of $2.6 million is for an existing surety bond requirement on December 31, 2002. Actual requirements may be less as work is completed towards the underlying contract.

     As of March 31, 2003, we had $73.7 million in outstanding 5.25% Convertible Subordinated Debentures due 2005 (the "2005 Debt"), which bear interest at 5.25% per annum. On April 16, 2003, we announced that we had executed an agreement with certain of our bondholders and additional investors to refinance our 2005 Debt. On April 17, 2003, under the terms of the refinance agreement, we issued $71.0 million of our Senior Secured Notes due 2008 (the "2008 Debt"). The proceeds from the issuance of the 2008 Debt were used to repurchase $61.8 million (plus $1.5 million in accrued interest) of the 2005 Debt which became subject to repurchase by us as a result of our delisting from the Nasdaq National Market on March 4, 2003. Accordingly, the net proceeds to us as a result of the issuance of the 2008 Debt less the costs (including fees) associated with the repurchase of the 2005 Debt was $8.5 million, with $11.9 million of the 2005 Debt remaining outstanding.

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

     In addition, as of March 31, 2003, we had approximately $29.2 million in minimum operating lease commitments that will be repaid through 2011. Finally, we have a Supplemental Executive Retirement Plan ("SERP") that will require total payments from 2008 through 2027 estimated at $7.8 million. We owe annual premiums of $483,000 on the SERP through 2005 to fund our obligations.

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

     On February 28, 2003, we reported that the SEC had issued a formal non-public order of investigation concerning our accounting and financial reporting practices for the period beginning January 1, 1998. We have cooperated fully with the SEC and have complied fully with all requests for information by the SEC. We intend to continue such cooperation and compliance. We cannot predict when the SEC will conclude its inquiry, or the outcome and impact thereof.

     Our Common Stock Has Been Delisted from the Nasdaq Stock Market.
     ---------------------------------------------------------------

     We received a notice from the Nasdaq Stock Market that required us to file Forms 10-Q for the quarters ended June 30, and September 30, 2002 as well as restated financial statements for the years ended December 31, 2001, 2000 and 1999 and the quarter ended March 31, 2002. Our trading symbol as of August 22, 2002 was amended from "QMDC" to "QMDCE", as a result of the delinquent filings. We requested an appeals hearing before a Nasdaq Listing Qualifications Panel (the "Panel"). The Panel notified us on February 6, 2003, that Nasdaq would continue to list our common shares on the Nasdaq National Market until February 28, 2003, by which date we must file our Quarterly Report on Form 10-Q for the interim periods ended June 30, 2002 and September 30, 2002 and our amended SEC filings for the years ended December 31, 2001, 2000 and 1999 and the interim period ended March 31, 2002. Further, we were required to file timely all other annual and periodic reports with the SEC and evidence our continued compliance with all requirements for continued listing on the Nasdaq National Market upon the filing of these documents as well as an ability to sustain compliance with those requirements over the long term. We were unable to meet these requirements in a timely manner, and on March 4, 2003, our common stock was delisted from the Nasdaq National Market. As of the date of this report, we have filed with the SEC all annual and periodic reports required under the Exchange Act. Although we intend to comply with all other listing requirements and to apply for relisting on the Nasdaq Small Cap or National Market as soon as practicable, we can offer no assurances that we will be relisted on either market.

     The delisting constituted a "Repurchase Event" under the provisions of our Convertible Subordinated Debentures. Upon such an event, our Debentures provide the holders with the individual option to redeem the Debentures (see below). In addition, the delisting of our common stock may have an adverse reaction on our operating results and ultimately, our financial condition.

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

     On April 17, 2003, we closed the partial refinancing of our 2005 Notes. In conjunction with our repurchase of $61.8 million of our outstanding 2005 Notes pursuant to our offer to repurchase such Notes previously announced on March 19, 2003, we issued $71 million of our Senior Secured Notes due 2008 (the "2008 Notes"), together with warrants to purchase 11,303,842 shares of our common stock. Investors in the 2008 Notes included certain holders of 2005 Notes as well as new investors. Additional warrants to purchase 2,047,978 shares of our common stock will be issued to holders of the 2008 Notes if we do not file a registration statement within 90 days after receiving a request from the holders on or after the date that is 270 days after April 17, 2003, the date of issuance of the 2008 Notes. We also issued warrants to purchase 282,596 shares of our common stock to Philadelphia Brokerage Corporation as consideration in connection with the transaction. The warrants have a term of five years, have an exercise price of $0.01 per share and are subject to certain anti-dilution provisions including dilution from any issuance of shares in settlement of existing litigation.

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

     The terms of the new debt could result in increased dilution to existing shareholders as a result of the warrants issued and potential future issuances. In addition, the higher rate of interest on the new debt will result in increased interest costs.

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

     Future Sales of Our Common Stock in the Public Market or Warrant or Option
     --------------------------------------------------------------------------
Exercises and Sales Could Lower Our Stock Price.
-----------------------------------------------

     A substantial number of the unissued shares of our common stock are subject to outstanding stock options and warrants. In addition, our outstanding 2005 Notes may be converted into shares of common stock. We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock, including shares issued upon the exercise of stock options or warrants or the conversion of our outstanding 2005 Notes, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

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

     Second, HHS has published a final HIPAA privacy rule which had a compliance date of April 14, 2003. The HIPAA privacy rule is complex and far reaching. Similar to the HIPAA transaction and code sets rule, the HIPAA privacy rule applies to covered entities. Covered entities are required to execute a contract with any business associate that performs certain services on the covered entity's behalf. We may be implicated by the HIPAA privacy rule as a business associate of a covered entity. The HIPAA privacy rule and state healthcare privacy regulations could materially restrict the ability of healthcare providers to disclose individually identifiable health information from patient records using our products and services or could require us to make substantial capital expenditures to be in compliance. Accordingly, the HIPAA Privacy Rule and state privacy laws may significantly impact our product's use in the health care delivery system and therefore decrease our revenue, increase working capital requirements and decrease future business prospects.

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

     New Accounting Standards May Make Acquisitions Necessary for Our Growth
     -----------------------------------------------------------------------
Less Accretive and Less Attractive.
----------------------------------

     In June 2001, the FASB issued SFAS No. 141, Business Combinations.  The
                                                 ---------------------
 statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises.
        ---------------------------------------------------------------------
From 1993-1999, we completed 28 acquisitions, certain of which were accounted for using the pooling-of-interests methodology, which is no longer acceptable under SFAS 141. Effective June 2001, prospective business combinations are required to be accounted for using purchase accounting. As a result, any amounts paid in excess of fair value of the assets acquired are capitalized and recorded as intangible assets or goodwill whose amortization or impairment which may reduce future earnings. Accordingly, future business combinations may be less attractive as our reported GAAP operating results are likely to be negatively impacted.

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

     The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2003, (in thousands, except average interest rates):


                                          Aggregate Fair     Weighted Average
                                              Value           Interest Rate
                                              -----           -------------
Cash and cash equivalents:
  Cash                                     $    4,377
  Money Market funds                           16,560              1.07%
                                           ----------
    Total cash and cash equivalents        $   20,937
                                           ==========

Short-term investments:
  Corporate debt securities                $    2,528              1.68%
                                           ----------
  Total short-term investments             $    2,528
                                           ==========

Long-term investments:
  Corporate debt securities                $      494              5.15%
  Debt issued by the U.S. government              790              5.21%
                                           ----------
Total long-term investments                $    1,284
                                           ==========


     On March 31, 2003 our long-term debt consists solely of our Debentures totaling $73.7 million, at a fixed interest rate of 5.25% maturing in 2005. On April 17, 2003, we refinanced our Debentures due 2005 and issued %71.0 million of Senior Secured Notes due 2008 with an initial interest rate of 10%.

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


Item 4.  Controls and Procedures

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

   o We retained Charles Stahl, formerly an audit partner with Deloitte & Touche, LLP, as a full-time consultant to lead the final phase of the restatement effort. We then hired him as Executive Vice President and Chief Financial Officer to build a complete permanent finance department to replace the one that was based, in part, on consultants to strengthen our internal controls; and

   o Our Audit Committee has strengthened its role in corporate governance.

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits
    31.1     Certification of the Chairman of the Board and Chief Executive
             Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
    31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
    32.1     Certification of the Chairman of the Board and Chief Executive
             Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
    32.2     Certification of Chief Financial Officer under Section 906 of the
             Sarbanes-Oxley Act of 2002.



(b) Reports on Form 8-K. There were no reports on Form 8-K during the quarter for which this report is filed.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     QUADRAMED CORPORATION


Date:  September 19, 2003            By:     /s/ Lawrence P. English
                                        --------------------------------------
                                        Lawrence P. English
                                        Chairman of the Board
                                        Chief Executive Officer




Date:  September 19, 2003            By:     /s/ Charles J. Stahl
                                        --------------------------------------
                                        Charles J. Stahl
                                        Chief Financial Officer