Form 10-Q
period 2003-06-30
QUADRAMED CORP
filed 2003-09-19
CIK 1018833

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

                FOR THE QUARTERLY PERIOD ENDED June 30, 2003

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

                            QUADRAMED CORPORATION
                             REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED JUNE 30, 2003
                              TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Interim Condensed Consolidated Balance Sheets as of June 30,
          2003 and December 31, 2002.......................................   2

        Interim Condensed Consolidated Statements of Operations for the
          three and six months ended June 30, 2003 and 2002................   3

        Interim Condensed Consolidated Statements of Cash Flows for the six
          months ended June 30, 2003 and 2002..............................   4

        Notes to Interim Condensed Consolidated Financial Statements.......   5

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................  13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  33

Item 4. Controls and Procedures............................................  33


                           PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds..........................  35

Item 5. Other Matters......................................................  35

Item 6. Exhibits and Reports on Form 8-K...................................  35

Signatures.................................................................  37



                        PART I  FINANCIAL INFORMATION

Item 1.     Financial Statements

                           QUADRAMED CORPORATION
               INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share amounts)
                               (unaudited)


                                                       June 30,    December 31,
                   ASSETS                                2003          2002
                                                      -----------  ------------
Current assets
  Cash and cash equivalents                            $  29,474     $  23,663
  Short-term investments                                   2,383         2,528
  Accounts receivable, net of allowance for doubtful
    accounts of $4,419 and $4,346, respectively           31,956        31,612
  Unbilled receivables                                     4,381         3,475
  Notes and other receivables                                204         4,416
  Prepaid expenses and other current assets                9,073         8,972
                                                       ---------     ---------
    Total current assets                                  77,471        74,666

Restricted cash                                            5,628         5,849
Property and equipment, net of accumulated depreciation
  and amortization of $18,057 and $16,170 respectively     5,403         6,019
Capitalized software development costs, net of
  accumulated amortization of $9,131 and $7,776,
  respectively                                             4,892         5,670
Goodwill                                                  18,445        18,445
Other intangible assets, net of accumulated amortization
  of $14,480 and $13,316 respectively                      8,110         9,275
Other long-term assets                                     7,458         7,003
                                                       ---------     ---------
      Total assets                                     $ 127,407     $ 126,927
                                                       =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable and accrued expenses                $   2,574     $   3,586
  Accrued payroll and related                              6,804         6,942
  Other accrued liabilities                                6,674         6,509
  Deferred revenue                                        47,055        39,492
                                                       ---------     ---------
    Total current liabilities                             63,107        56,529

Long-term debt                                            70,582        73,719
Other long-term liabilities                                4,261         3,914
                                                       ---------     ---------
      Total liabilities                                  137,950       134,162
                                                       ---------     ---------

Stockholders' equity (deficit)
  Preferred stock, $0.01 par, 5,000 shares authorized,
    zero shares issued and outstanding                        --            --
  Common stock, $0.01 par, 50,000 shares authorized,
    27,402 and 26,965 shares issued and outstanding,
    respectively                                             276           205
  Additional paid-in-capital                             288,962       275,631
  Deferred compensation                                     (406)         (588)
  Accumulated other comprehensive loss                      (250)         (310)
  Accumulated deficit                                   (299,125)     (282,173)
                                                       ---------     ---------
    Total stockholders' equity (deficit)                 (10,543)       (7,235)
                                                       ---------     ---------
    Total liabilities and stockholders' equity
      (deficit)                                        $ 127,407     $ 126,927
                                                       =========     =========


         The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                            QUADRAMED CORPORATION
          INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share amounts)
                                 (unaudited)

                                        Three months ended  Six months ended
                                             June 30,           June 30,
                                        ------------------  -----------------
                                          2003      2002      2003     2002
                                          ----      ----      ----     ----
Revenue
  Services and other                    $ 19,275  $ 19,855  $ 38,954  $ 38,855
  Licenses                                10,161     6,446    19,716    14,626
                                        --------  --------  --------  --------
    Total revenue                         29,436    26,301    58,670    53,481
                                        --------  --------  --------  --------

Cost of revenue
  Cost of services and other               9,978     8,488    21,678    16,215
  Cost of licenses                         1,821     1,982     3,703     4,115
                                        --------  --------  --------  --------
    Total cost of revenue                 11,799    10,470    25,381    20,330
                                        --------  --------  --------  --------
    Gross margin                          17,637    15,831    33,289    33,151
                                        --------  --------  --------  --------
Operating expenses
  General and administration              10,450     6,719    23,981    14,542
  Sales and marketing                      5,549     5,112    11,310    10,287
  Research and development                 5,228     4,104    10,705     7,757
  Amortization and other operating
    charges                                  556     1,115     1,141     1,627
                                        --------  --------  --------  --------
    Total operating expenses              21,783    17,050    47,137    34,213
                                        --------  --------  --------  --------
    Loss from operations                  (4,146)   (1,219)  (13,848)   (1,062)
                                        --------  --------  --------  --------

Other income (expense)
  Interest expense                        (3,042)     (865)   (4,105)   (1,730)
  Interest income                            130       150       287       324
  Other income (expense), net                784      (481)      714      (571)
                                        --------  --------  --------  --------
    Other income (expense)                (2,128)   (1,196)   (3,104)   (1,977)
                                        --------  --------  --------  --------
Loss from continuing operations           (6,274)   (2,415)  (16,952)   (3,039)
Loss from discontinued operations             --      (584)       --    (1,288)
                                        --------  --------  --------  --------
Net loss                                $ (6,274) $ (2,999) $(16,952) $ (4,327)
                                        ========  ========  ========  ========


Loss per share
  Basic and Diluted
  Continuing operations                 $  (0.23) $  (0.09) $  (0.63) $  (0.12)
  Discontinued operations                     --     (0.02)       --     (0.04)
                                        --------  --------  --------  --------
  Net                                   $  (0.23) $  (0.11) $  (0.63) $  (0.16)
                                        ========  ========  ========  ========

Weighted average shares outstanding
  Basic and diluted                       27,171    26,941    27,094    26,390
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

                             QUADRAMED CORPORATION
            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                          Six months ended
                                                               June 30,
                                                       ------------------------
                                                          2003        2002
                                                          ----        ----
Cash flows from operating activities
  Net loss from continuing operations                   $ (16,952)   $  (3,039)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                           6,023        4,462
    Provision for bad debts                                    73         (429)
    Write-off of assets                                        --          742
    Other                                                     103          231
    Changes in assets and liabilities:
      Accounts receivable                                    (417)       2,911
      Prepaid expenses and other                           (1,173)      (2,111)
      Accounts payable and accrued liabilities               (618)      (2,628)
      Deferred revenue                                      7,563        5,724
                                                        ---------    ---------
        Cash (used in) provided by continuing
          operations                                       (5,398)       5,863
        Cash used in discontinued operations                   --       (1,294)
                                                        ---------    ---------
        Cash (used in) provided by operating activities    (5,398)       4,569
                                                        ---------    ---------

Cash flows from investing activities
  (Increase) decrease in restricted cash                      221         (103)
  Purchases of available-for-sale securities                 (620)        (314)
  Proceeds from sale of available-for-sale securities         679          277
  Acquisitions of businesses                                   --      (11,930)
  Purchases of property and equipment                      (1,270)      (1,776)
  Proceeds from sale of assets                              4,190           --
  Capitalized software development costs                     (578)      (1,408)
                                                        ---------    ---------
        Cash provided by (used in) investing activities     2,622      (15,254)
                                                        ---------    ---------
Cash flows from financing activities
  Issuances (repayments) of debt                            8,480          (38)
  Proceeds from issuance of common stock                      107        1,864
                                                        ---------    ---------
        Cash provided by financing activities               8,587        1,826
                                                        ---------    ---------
        Net increase (decrease) in cash and cash
          equivalents                                       5,811       (8,859)
Cash and cash equivalents, beginning of period             23,663       29,799
                                                        ---------    ---------
Cash and cash equivalents, end of period                $  29,474    $  20,940
                                                        =========    =========

Supplemental disclosure of cash flow information
  Cash paid for interest                                $   1,854    $   1,935
                                                        =========    =========
  Net cash (refunded) paid for taxes                    $      (4)   $     339
                                                        =========    =========

Supplemental disclosure of non-cash investing and
  financing transactions
  Issuances (cancellations) of restricted common stock  $      86    $      --
                                                        =========    =========
  Issuance of warrants in connection with debt offering $  13,209    $      --
                                                        =========    =========


         The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                             QUADRAMED CORPORATION
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2003


1.   NATURE OF OPERATIONS

     QuadraMed Corporation along with all significant business divisions and subsidiaries, (the "Company" or "QuadraMed") is dedicated to improving healthcare delivery by providing innovative healthcare information technology and services. From clinical to patient information management and revenue cycle to health information management, QuadraMed delivers real-world solutions that help healthcare professionals deliver outstanding patient care with optimum efficiency. QuadraMed was reincorporated in Delaware in 1996, having been originally incorporated in California in 1993. QuadraMed is managed in three distinct business segments which are as follows: Enterprise Division, Health Information Management Software Division, and Financial Services Division. In December 2002, QuadraMed sold its Health Information Management Services Division. Results of operations for this division are reflected as discontinued operations in the Statement of Operations.


2.   BASIS OF PRESENTATION

     Unaudited Interim Results
     -------------------------

     The condensed consolidated financial statements at June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The interim financial information is unaudited, but reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of QuadraMed's condensed consolidated financial position, operating results, and cash flows for the interim periods. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

     These condensed consolidated financial statements have been prepared in accordance with the instructions for a report on Form 10-Q as required by the SEC, and therefore, do not include all information and notes normally provided in annual financial statements. As a result, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in QuadraMed's annual report on Form 10-K for the fiscal year ended December 31, 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results for the fiscal year ending December 31, 2003 or any other further periods.


3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The guidance
--------------------------------------------------------------
in EITF 00-21 is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. QuadraMed adopted EITF 00-21 effective June 15, 2003. The adoption did not have a material impact upon QuadraMed's consolidated financial position or statement of operations.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable
                                                  -------------------------
Interest Entities.  FIN 46 expands upon and strengthens existing accounting
-----------------
guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply

                             QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 June 30, 2003


immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. QuadraMed adopted the provisions of FIN 46 effective June 15, 2003. The adoption did not have a material impact upon QuadraMed's consolidated financial position or statement of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on
                                                  -----------------------------
Derivative Instruments and Hedging Activities.  SFAS 149 amends and clarifies
---------------------------------------------
the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. QuadraMed adopted the provisions of SFAS 149 on June 30, 2003. The adoption did not have a material impact upon QuadraMed's consolidated financial position or statement of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain
                                                ----------------------
Financial Instruments with Characteristics of both Liabilities and Equity.
-------------------------------------------------------------------------
SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. QuadraMed adopted SFAS 150 effective June 15, 2003. The adoption did not have a material impact upon QuadraMed's consolidated financial position or statement of operations.


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

     Amortization of other intangible assets for the three months ended June 30, 2003 and 2002 was $579,000 and $572,000, respectively, and six months ended June 30, 2003 and 2002 was $1.2 million and $1.1 million, respectively.

                             QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 June 30, 2003


5.   LONG TERM DEBT

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

     The 2008 Debt bears interest at an initial rate of 10% which will be reduced to 9% upon any relisting of QuadraMed's common stock on the Nasdaq, including Nasdaq SmallCap or U.S. National Market and is secured by certain intellectual property. The 2008 Debt contains certain events of default. These events include: failure to timely repay principal or interest owed on the debentures, default under any other borrowing, and bankruptcy. As part of the transaction, QuadraMed also issued 11.6 million warrants to purchase common stock of which 11.3 million were issued to debt holders and 283,000 as compensation for services provided with the offering. The warrants have a term of five years, an exercise price of $.01 per share and are subject to certain anti-dilution provisions including dilution from the issuance of shares in settlement of any existing litigation. QuadraMed valued the warrants using the Black-Scholes valuation model using a volatility of 142%, expected life of 5 years, 2.74% risk-free interest rate and no dividend yield. The result was a fair value of $12.9 million for the warrants issued to debt holders. This amount was recorded as a discount to the debt and will be amortized to interest expense ratably over the 5 year term of the debt. In addition, costs associated with the debt offering totaled $1.0 million which will be amortized to interest expense ratably over the same term. In June 2003, 283,000 warrants were exercised.


6.   RESTRICTED STOCK GRANTS

     During the three and six months ended June 30, 2003 and 2002, QuadraMed issued an aggregate of 75,000, 75,000, and no and 39,000 shares, respectively of its common stock as restricted stock under QuadraMed's 1996 Stock Plan. QuadraMed grants restricted shares to certain senior executives for no consideration. All of the outstanding restricted shares fully vest at the conclusion of a two to three-year period. QuadraMed has recorded the difference between fair market value of the restricted shares on the date the restricted stock purchase rights were granted, and the exercise price of such shares on that date as deferred compensation within the Stockholders' Equity (Deficit) section of the Consolidated Balance Sheet. In accordance with the provisions of SFAS 123, QuadraMed amortizes this amount, pro rata over the related service period as it expects the shares to fully vest. Any changes in the expected or actual outcome of the grants are considered to be changes in estimate and are accordingly, recognized in the period the change becomes known. In March 2003, a senior executive of QuadraMed was terminated. In accordance with the provisions of his employment agreements, 75,000 unvested shares immediately vested upon his termination. Accordingly, QuadraMed recognized the remaining $75,000 associated with the accelerated vesting as the vesting was a known event. Compensation expense associated with the grants of restricted stock totaling $102,000, $193,000, $135,000 and $266,000 was recognized during the three and six months ended June 30, 2003 and 2002, respectively. As of June 30, 2003, 407,000 restricted shares remained subject to vesting.


7.   STOCK-BASED COMPENSATION

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

                             QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 June 30, 2003


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

                                                    Three months ended June 30,
                                                   ----------------------------
                                                        2003         2002
                                                        ----         ----
Net loss as reported                                 $  (6,274)    $  (2,999)
Add: Stock-based employee compensation expense
  included in reported net loss, net of related
  tax effects                                              102           139
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects            (1,089)       (1,609)
                                                     ---------     ---------
Pro forma net loss                                   $  (7,261)    $  (4,469)
                                                     =========     =========

Earnings per share:

Basic and diluted - as reported                      $   (0.23)    $   (0.11)
                                                     =========     =========

Basic and diluted - pro forma                        $   (0.27)    $   (0.17)
                                                     =========     =========


                                                     Six months ended June 30,
                                                   ----------------------------
                                                        2003         2002
                                                        ----         ----
Net loss as reported                                 $ (16,952)    $  (4,327)
Add: Stock-based employee compensation expense
  included in reported net loss, net of related
  tax effects                                              268           278
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects            (2,214)       (2,875)
                                                     ---------     ---------
Pro forma net loss                                   $ (18,898)    $  (6,924)
                                                     =========     =========

Earnings per share:
  Basic and diluted - as reported                    $   (0.63)    $   (0.16)
                                                     =========     =========

Basic and diluted - pro forma                        $   (0.70)    $   (0.26)
                                                     =========     =========


     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:



                                                        2003         2002
                                                        ----         ----
Expected dividend yield                                     --            --
Expected stock price volatility                         140.99%       134.06%
Risk-free interest rate                                   2.74%         4.12%
Expected life of options                               5 years       5 years



NET LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period less restricted shares of common stock. Diluted net loss per share is computed by dividing income by the sum of the weighted average number of common shares, as adjusted for restricted shares, and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise

                             QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 June 30, 2003


of stock options and warrants (using the treasury stock method) and convertible subordinated debentures (using the as-converted method). Common equivalent shares are excluded from the diluted computation only if their effect is anti-dilutive. As QuadraMed recorded net losses for each of the six-month periods ended June 30, 2003 and 2002, no common equivalent shares were included in the net loss per share calculation because they were anti-dilutive.


8.   COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands):

                                        Three months ended  Six months ended
                                             June 30,           June 30,
                                        ------------------  -----------------
                                          2003      2002      2003     2002
                                          ----      ----      ----     ----
Net income (loss)                       $ (6,274) $ (2,999) $(16,952) $ (4,327)
Unrealized gain (loss) on
  available-for-sale securities,
  net of taxes                                42        29        41       (19)

Amortization of unrecognized pension
  costs, net of taxes                         52        52       103       103
                                        --------  --------  --------  --------
Comprehensive income (loss)             $ (6,180) $ (2,918) $(16,808) $ (4,243)
                                        ========  ========  ========  ========



9.   SEGMENT REPORTING

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

                             QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 June 30, 2003


     Summary financial data by business segment as reported to the CODM is presented below for the three and six months ended June 30, 2003 and 2002 (in thousands):


                                    Three months ended June 30, 2003
                           ---------------------------------------------------
                                        HIM    Financial          Consolidated
        Description        Enterprise Software Services  Other (1)    Total
-------------------------- ---------- --------  -------- ---------    -----

Total revenues              $ 18,256  $  8,921  $  2,259  $     --  $  29,436

Gross margin                $ 11,193  $  6,170  $    274  $     --  $  17,637

Interest income (expense),
  net                       $ (1,761) $   (664) $   (548) $     61  $  (2,912)

Segment assets              $ 42,437  $ 35,135  $  5,676  $ 44,159  $ 127,407

Total depreciation and
  amortization (2)          $  1,326  $  1,115  $    433  $    681  $   3,555
-------------------------------------

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

                                    Three months ended June 30, 2002
                           ---------------------------------------------------
                                        HIM    Financial          Consolidated
        Description        Enterprise Software Services  Other (1)    Total
-------------------------- ---------- --------  -------- ---------    -----
Total revenues              $ 16,624  $  6,147  $  3,530  $     --  $  26,301

Gross margin                $ 10,506  $  3,736  $  1,589  $     --  $  15,831

Interest income (expense),
  net                       $   (441) $   (176) $   (139) $     41  $    (715)

Segment assets              $ 41,045  $ 48,298  $  5,986  $ 32,338  $ 127,667

Total depreciation and
  amortization (2)          $    492  $    848  $    147  $    860  $   2,347

-------------------------------------

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

                             QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 June 30, 2003

                                      Six months ended June 30, 2003
                           ---------------------------------------------------
                                        HIM    Financial          Consolidated
        Description        Enterprise Software Services  Other (1)    Total
-------------------------- ---------- --------  -------- ---------    -----
Total revenues              $ 36,711  $ 16,794  $  5,165  $     --  $  58,670

Gross margin                $ 21,101  $ 11,300  $    888  $     --  $  33,289

Interest income (expense),
  net                       $ (2,004) $   (759) $   (625) $   (430) $  (3,818)

Segment assets              $ 42,437  $ 35,135  $  5,676  $ 44,159  $ 127,407

Total depreciation and
  amortization (2)          $  2,270  $  2,036  $    650  $  1,067  $   6,023
-------------------------------------

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

                                      Six months ended June 30, 2002
                           ---------------------------------------------------
                                        HIM    Financial          Consolidated
        Description        Enterprise Software Services  Other (1)    Total
-------------------------- ---------- --------  -------- ---------    -----
Total revenues              $ 33,154  $ 13,073  $  7,254  $     --  $  53,481

Gross margin                $ 21,005  $  8,520  $  3,626  $     --  $  33,151

Interest income (expense),
  net                       $   (862) $   (345) $   (273) $     74  $  (1,406)

Segment assets              $ 41,045  $ 48,298  $  5,986  $ 32,338  $ 127,667

Total depreciation and
  amortization (2)          $    934  $  1,659  $    278  $  1,591  $   4,462
-------------------------------------

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


10.  MAJOR CUSTOMERS

     For the three and six-month periods ended June 30, 2003 and 2002, no single customer accounted for more than 10% of total revenues however, for the three and six months ended June 30, 2003 and 2002 sales to the U. S. government accounted for 20.1% and 22.1%, and 23.5% and 22.2%, respectively, of HIM Software Division revenues.


11.  LITIGATION AND OTHER MATTERS

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

                             QUADRAMED CORPORATION
   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 June 30, 2003


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

     Intangible Assets
     -----------------

     Goodwill.  In June 2001, the FASB issued SFAS No. 142, Goodwill and Other
     --------                                               ------------------
Intangible Assets, effective for fiscal years beginning after December 15,
-----------------
2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are to be separately disclosed on the balance sheet, and no longer amortized but subject to annual impairment tests. With the adoption of SFAS 142, we ceased amortization of goodwill as of January 1, 2002. Prior to this point, goodwill was amortized using the straight-line method over its estimated useful life.

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

     Recent Accounting Pronouncements
     --------------------------------

     In November 2002, the FASB reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The guidance
--------------------------------------------------------------
in EITF 00-21 is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We adopted EITF 00-21 effective June 15, 2003. The adoption did not have a material impact upon our consolidated financial position or statement of operations.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable
                                                  -------------------------
Interest Entities.  FIN 46 expands upon and strengthens existing accounting
-----------------
guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. We adopted the provisions of FIN 46 effective June 15, 2003. The adoption did not have a material impact upon our consolidated financial position or statement of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on
                                                  -----------------------------
Derivative Instruments and Hedging Activities.  SFAS 149 amends and clarifies
---------------------------------------------
the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We adopted the provisions of SFAS 149 on June 30, 2003. The adoption did not have a material impact upon our consolidated financial position or statement of operations

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain
                                                ----------------------
Financial Instruments with Characteristics of both Liabilities and Equity.
-------------------------------------------------------------------------
SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS 150 effective June 15, 2003. The adoption did not have a material impact upon QuadraMed's consolidated financial position or statement of operations.

Results of Operations

     The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues.


                           Three months ended June 30,             Six months ended June 30,
                        -----------------------------------   -----------------------------------
                                2003            2002                 2003             2002
                                ----            ----                 ----             ----
Revenue
  Services and other    $ 19,275   65.5%   $ 19,855   75.5%   $ 38,954   66.4%   $ 38,855   72.7%
  Licenses                10,161   34.5       6,446   24.5      19,716   33.6      14,626   27.3
                        --------  -----    --------  -----    --------  -----    --------  -----
    Total revenue         29,436  100.0      26,301  100.0      58,670  100.0      53,481  100.0
                        --------  -----    --------  -----    --------  -----    --------  -----

Cost of revenue
  Cost of services and
    other                  9,978   33.9       8,488   32.3      21,678   37.0      16,215   30.3
  Cost of licenses         1,821    6.2       1,982    7.5       3,703    6.3       4,115    7.7
                        --------  -----    --------  -----    --------  -----    --------  -----
    Total cost of
      revenue             11,799   40.1      10,470   39.8      25,381   43.3      20,330   38.0
                        --------  -----    --------  -----    --------  -----    --------  -----

    Gross margin          17,637   59.9      15,831   60.2      33,289   56.7      33,151   62.0
                        --------  -----    --------  -----    --------  -----    --------  -----
Operating expenses
  General and
    administration        10,450   35.5       6,719   25.6      23,981   40.9      14,542   27.2
  Sales and marketing      5,549   18.8       5,112   19.4      11,310   19.3      10,287   19.3
  Research and
    development            5,228   17.8       4,104   15.6      10,705   18.2       7,757   14.5
  Amortization and other
    operating charges        556    1.9       1,115    4.2       1,141    1.9       1,627    3.0
                        --------  -----    --------  -----    --------  -----    --------  -----
    Total operating
      expenses            21,783   74.0      17,050   64.8      47,137   80.3      34,213   64.0
                        ========  =====    ========  =====    ========  =====    ========  =====



     Revenue
     -------

     Services and Other.  Services and other revenue consists of professional
     ------------------
services, such as implementation services and training, maintenance, which consists of technical support and product upgrades, hardware, reimbursable expenses and other service revenue. Professional services are typically provided over a period of three months to six months for the HIM software division and up to two years for the Enterprise division. These services are provided subsequent to the signing of a software license arrangement and depend in large part on the Company's software license revenues. The Company's maintenance revenues depend on both the Company's software license revenues and renewals of maintenance agreements by the Company's existing customer base. Services and other revenue was $19.3 million for the three months ended June 30, 2003, a decrease of $580,000 or 2.9% from $19.9 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, services and other revenue was $39.0 million, an increase of $99,000 or less than 1% from $38.9 million in the first six months of 2002.

     For the three months ended June 30, 2003, the decrease in absolute dollar amount of services and other revenue was primarily due the decrease in professional services from our Financial Services division. This business has continued to decline due to the decrease in the quality of assignments and average lower contract fees. For the six months ended June 30, 2003, the increase in services and other revenue was primarily due to the sale of hardware from the Enterprise division and professional services in the HIM Software division offset by the decrease in our professional services from our Financial Services division.

     Licenses.  License revenue consists of license and third-party software
     --------
sales. The Company markets its products through its direct sales force. License revenue in the three months ended June 30, 2003 was $10.2 million, an increase of $3.7 million or 57.6% from $6.4 million in the corresponding period of 2002. For the six months ended June 30, 2003, license revenue was $19.7 million, an increase of $5.1 million or 34.8% compared to $14.6 million in the first six months of 2002.

     The increase in absolute dollar amount of license revenue was due to growth in both the Enterprise and HIM software divisions. The Enterprise division grew in the second quarter of 2003, due to the Affinity suite of products and purchase of Pharmacy Data Systems, Inc. (PDS) in June 2002. The HIM software division grew due to new and migration sales and recognition of deferred revenue. In the second quarter of 2002, some Quantim coding contracts included a specified upgrade clause, therefore revenue was deferred to subsequent quarters. Overall, the increase in absolute dollar amount of license revenue for the six months ended June 30, 2003, was primarily due to the increase in software license revenue for both the Enterprise and HIM software divisions.

     Cost of Revenue
     ---------------

     Cost of Services and Other.  Cost of services and other consists of
     --------------------------
salaries and related expenses associated with services performed for customer support, consulting services as well as third-party hardware costs. Cost of services and other for the quarter ended June 30, 2003 was $10.0 million, an increase of $1.5 million or 17.6% more than the $8.5 million recorded in the corresponding period of 2002. As a percentage of services and other revenue, cost of services and other was 51.8% and 42.8% for the three months ended June 30, 2003 and 2002, respectively. Cost of services and other for the six months ended June 30, 2003 was $21.7 million, an increase of $5.5 million or 33.7% more than the $16.2 million recorded in the corresponding period of 2002.

     In absolute dollars, the increase in the three months ended June 30, 2003, was primarily due to salaries and related costs. This increase was primarily attributable to the Enterprise division. In absolute dollars, the increase for the six months ended June 30, 2003 was primarily due to salaries, hardware and other operating expenses. The majority of the increases were reflected as part of the Enterprise division.

     Cost of Licenses.  Cost of licenses consists of third party royalties,
     ----------------
amortization of capitalized software, production costs and third party software. Cost of licenses in the three months ended June 30, 2003 was $1.8 million, a decrease of $161,000 or 8.1% compared to $2.0 million for the same period of 2002. As a percentage of license revenues, cost of licenses was 17.9% and 30.7% for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003, cost of licenses was $3.7 million, a decrease of $412,000 or 10.0% from $4.1 million from the same period of 2002.

     In absolute dollars, the decrease in cost of license for the three months ended June 30, 2003 was primarily due to a decrease in royalty expense from the HIM Software division. The decrease for the six months ended June 30, 2003 was primarily due to a decrease in royalty expense in the government sector and operating system software offset by an increase in amortization of capitalized software.

     Operating Expenses
     ------------------

     General and Administration.  General and administration expense consists
     --------------------------
of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administration expense in the three months ended June 30, 2003 was $10.5 million, an increase of $3.7 million or 55.5% compared to $6.7 million in the same period of 2002. As a percentage of revenue, general and administration expense was 35.5% for the three months ended June 30, 2003 as compared to 25.6% in the same quarter of 2002. For the six months ended June 30, 2003, general and administration expense was $24.0 million, an increase of 64.9% from $14.5 million in the comparable period in 2002. As a percentage of total revenue, general and administration expense increased to 40.9% for the six months ended June 30, 2003 from 27.2% in the six months ended June 30, 2002.

     The increase in general and administration expense for the three months and six months ended June 30, 2003 was primarily due to an increase in accountants', consultants' and attorneys' fees, retention bonuses and employee benefits as part of the restatement process in the current period of $2.2 million and $6.5 million for the six months ended June 30, 2003. We expect this expense will decrease in the following quarters.

     Sales and Marketing.  Sales and marketing expense includes costs
     -------------------
associated with our sales and marketing personnel and product marketing personnel and consists primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses. Sales and marketing expense in the three months ended June 30, 2003 was $5.5 million, an increase of $437,000 or 8.6% compared to $5.1 million in the corresponding period of 2002. As a percentage of revenue, sales and marketing expense was 18.8% for the three months ended June 30, 2003 as compared to 19.4% in the same quarter of 2002. For the six months ended June 30, 2003, sales and marketing expense was $11.3 million, an increase of $1.0 million or 9.9% compared to $10.3 million compared to the first half of 2002. As a percentage of total revenue, sales and marketing expense remained at 19.3% for the six months ended June 30, 2003 compared to the same period in 2002. In absolute dollars, the increase in sales and marketing expense for the three months and six months ended June 30, 2003 was primarily due to an increase in salaries and bonus expense reduced by marketing expenses.

     Research and Development.  Research and development expense includes costs
     ------------------------
associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes compensation and benefits expense. Research and development costs for the three months ended June 30, 2003 was $5.2 million an increase of $1.1 million or 27.4% compared to $4.1 million in the same period of 2002. As a percentage of revenue, research and development costs were 17.8% for the three months ended June 30, 2003 compared to 15.6% in the same quarter of 2002. For the six months ended June 30, 2003, research and development costs were $10.7 million, an increase of $2.9 million or 38.0% from $7.8 million in the first half of 2002.

     The increase in research and development expense was primarily due to product development efforts for the continued development of both the Affinity and HIM software suite of products. The level of research and development investments increased in the first six months of 2003 with the funding of development. During the six months ended June 30, 2003, we capitalized approximately $580,000 in software development costs compared to approximately $1.4 million in the first six months of 2002.

     Amortization and Other Operating Charges.  Amortization and other
     ----------------------------------------
operating charges represented amortization of identifiable intangible assets and in process research and development. Amortization and other operating charges for the three months ended June 30, 2003 was $556,000, a decrease of $559,000 compared to $1.1 million in the same period of 2002. The expense for the second quarter of 2003 was for the amortization of identifiable intangible assets. For the same period in 2002, the charges consisted of amortization of identifiable intangible assets, acquired software and in-process research and development in connection with the PDS acquisition in June 2002.

     Other Income (Expense)
     ---------------------

     Other Income (Expense), Net.  Net other expense was $2.1 million and $1.2
     ---------------------------
million for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, net other income (expense) was $3.1 million and $2.0 million, respectively. The increase for the three and six months ended was due to the interest expense on the new debentures entered into April 2003, which have a current interest rate of 9%, and amortization of the associated warrants, offset by other non-operating income.

     Income Taxes
     ------------

     Provision for Income Taxes.  There was no provision for income taxes for
     --------------------------
the three and six months ended June 30, 2003 and 2002. For financial reporting purposes, a 100% valuation allowance has been recorded against our deferred tax assets under SFAS No. 109, Accounting for Income Taxes.
                           ---------------------------

Liquidity and Capital Resources
-------------------------------

     Balance Sheet and Cash Flows
     ----------------------------

     Cash and cash equivalents were $29.5 million as of June 30, 2003 and $23.7 million as of December 31, 2002, an increase of $5.8 million or 24.6% during the period. Cash flows used by operating activities were $5.4 million for the six months ended June 30, 2003. These amounts primarily resulted from a net loss of $17.0 million for the six months ended June 30, 2003, offset by depreciation and amortization of $6.0 million and an increase in deferred revenue of $7.6 million. Cash flows from investing activities of $2.6 million resulted from a $2.7 million payment received for the HIM Services sale and $1.5 million earn-out payment associated with the EZ-CAP sale offset by $1.3 million in fixed asset purchases. In addition, $8.5 million was provided from the restructuring of the long term debt.

     Cash flows provided from operations for the three months ended June 30, 2003 was $1.0 million, including $2.2 million related to the restatement and $5.2 million on research and development.

     We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of our accounts receivable collections, and the timing of other payments. In the six months ended June 30, 2003 the company paid $6.5 million related to the restatement. These expenses will not continue at this rate in future quarters. In the six months ended June 30, 2003 the Company invested $10.7 million in research and development of its software products. The Company expects to continue to invest in research and development in the future.

     Commitments
     -----------

     The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of June 30, 2003 (in thousands):

                                               Payments Due by Period
                                      ---------------------------------------
                                        Less
                                       than 1      1-3       3-5     After 5
Contractual Obligations       Total     year      years     years     years
--------------------------- -------- --------- --------- --------- ---------
Long-term debt               $118,396   $  7,726  $ 33,753  $ 76,917  $     --
Operating leases               28,016      4,912     7,782    10,277     5,045
Other long-term obligations     1,449        483       966        --        --
                             --------   --------  --------  --------  --------
Total contractual cash
  obligations                $147,861   $ 13,121  $ 42,501  $ 87,194  $  5,045
                             ========   ========  ========  ========  ========

Other Commercial Commitments
----------------------------




Standby letters of credit(1) $  4,148   $  1,100  $     --  $  2,620  $    428
                             --------   --------  --------  --------  --------
Total commercial commitments $  4,148   $  1,100  $     --  $  2,620  $    428
                             ========   ========  ========  ========  ========

--------------------------------

(1) The 3-5 years amount of $2.6 million is for an existing surety bond requirement on December 31, 2002. Actual requirements may be less as work is completed towards the underlying contract.

     As of June 30, 2003, we had $11.9 million in outstanding 5.25% Convertible Subordinated Debentures due 2005 and $71.0 million in outstanding 10.0% Senior Secured Notes due 2008 (the "2008 Debt"). The 2008 Debt bears interest at an initial rate of 10% which will be reduced to 9% upon any relisting of QuadraMed's common stock on the Nasdaq SmallCap or National Market and is secured by certain intellectual property of QuadraMed. However, we may be obligated to redeem the 2005 and 2008 debentures earlier than the maturity dates based upon certain events of default occurring as defined within the debenture agreements. These events include, failure to timely repay principal or interest owed on the debentures, default under any other borrowing, and bankruptcy.

     In addition, as of June 30, 2003, we had approximately $28.0 million in minimum operating lease commitments that will be repaid through 2011. Finally, we have a Supplemental Executive Retirement Plan ("SERP") that will require total payments from 2008 through 2027 estimated at $7.8 million. We owe annual premiums of $483,000 on the SERP through 2005 to fund our obligations.

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

     The 2008 Notes bear an initial interest rate of 10%, which interest rate is required to be reduced to 9% upon the listing of the Company's common stock for trading on a U.S. national securities exchange or upon the common stock's relisting on the Nasdaq National Market or the Nasdaq SmallCap Market. The terms of the 2008 Notes provide that interest is initially payable 6% in cash and 4% in additional notes for the first year and payable entirely in cash thereafter. The 2008 Notes are also secured by certain of our intellectual property.

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

     The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of June 30, 2003, (in thousands, except average interest rates):


                                               Aggregate  Weighted Average
                                               Fair Value   Interest Rate
                                               ----------   -------------
Cash and cash equivalents:
  Cash........................................  $  1,480
  Money Market funds..........................    27,994        1.11%
                                                --------
    Total cash and cash equivalents...........  $ 29,474
                                                ========

Short-term investments:
  Corporate debt securities...................  $  2,383        1.70%
                                                --------
    Total short-term investments..............  $  2,383
                                                ========

Long-term investments:
  Corporate debt securities...................  $    467        5.09%
  Debt issued by the U.S. government..........       877        5.22%
                                                --------
    Total long-term investments...............  $  1,344
                                                ========


     On June 30, 2003, our long-term debt consisted of our 2005 debt balance of $11.9 million at an interest rate of 5.25%, maturing in 2005 and our 2008 senior secured notes of $71.0 million with an initial interest rate of 10% maturing in 2008. Refer to the discussion in note 5 of the Notes to the Interim Condensed Consolidated Financial Statements.


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


Item 4.  Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer, with the participation or our management, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d to 15(e) under the Securities Exchange Act of 1934) as of June 30, 2003. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, the Company's disclosure controls and procedures were designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

                          PART II.     OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds

     QuadraMed Corporation issued the following securities during the period covered by this report without registering the securities under the Securities Act of 1933, as amended (the "Securities Act").

     On April 17, 2003, in conjunction with its repurchase of $61.8 million of its outstanding 5.25% Convertible Subordinated Debentures due 2005 (the "2005 Notes") pursuant to its offer to repurchase such debentures previously described in the Company's press releases dated February 18th and 28th, 2003, the Company issued $71.0 million of its Senior Secured Notes due 2008 (the "2008 Notes"), together with warrants to purchase 11,303,842 shares of the Company's common stock. The Company also issued warrants to purchase 282,596 shares of the Company's common stock to Philadelphia Brokerage Corporation as consideration in connection with the issuance. The warrants have a term of five years, have an exercise price of $0.01 per share and are subject to certain anti-dilution provisions including dilution from any issuance of shares in settlement of existing litigation.

     The issuances, offerings and sales discussed below were deemed to be exempt under Rule 506 of Regulation D under, and/or Section 4(2) of, the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, which included certain holders of 2005 Notes as well as new investors, all of whom represented that they were "accredited investors," as defined in Rule 501(a) of Regulation D. Transfer of the issued securities was restricted by the Company and appropriate legends were affixed to the securities in accordance with the requirements of the Securities Act.


Item 5.  Other Matters

     As previously reported, on April 15, 2003 the Board of Directors of the Company, after receiving the recommendation and approval of its Compensation Committee but without seeking shareholder approval, granted stock options to certain members of management of the Company, including 1,500,000 stock options to Lawrence P. English, the Chairman and Chief Executive Officer, and 750,000 stock options to Michael S. Wilstead, the President and Chief Operating Officer. Subsequently, the Board determined that the grants to Messrs. English and Wilstead would necessarily be made outside of the Company's stock option plans, which under the revised NASDAQ corporate governance requirements would require shareholder approval. In order to preserve the Company's ability to relist on the NASDAQ Stock Market, on August 20, 2003, Messrs. English and Wilstead each submitted a letter to the Board of Directors surrendering his April 15 option grant.


Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits
   10.73 Employment Agreement dated April 15, 2003, between Charles J. Stahl and QuadraMed.
   31.1    Certification of the Chairman of the Board and Chief Executive
           Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section
           302 of the Sarbanes-Oxley Act of 2002.
   31.2    Certification of the Chief Financial Officer under 18 U.S.C. Section
           1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   32.1    Certification of the Chairman of the Board and Chief Executive
           Officer and Chief Financial Officer under 18 U.S.C. Section 1350.




(b) Reports filed on Form 8-K during the period of this Quarterly Report on Form 10-Q:

    (i) Form 8-K dated April 15, 2003, clarifying the circumstances of its repurchase offer.

    (ii) Form 8-K/A dated April 17, 2003, reporting the Company had reached an agreement with certain of its bondholders to refinance its outstanding debt.

    (iii) Form 8-K dated April 30, 2003, reporting the Securities Agreement, Form of Note, Warrant Agreement, Indenture, Registration Rights Agreement, and Security Agreement.

    (iv) Form 8-K dated May 5, 2003, reporting a change in independent public accountants.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    QUADRAMED CORPORATION


Date:  September 19, 2003           By:/s/ Lawrence P. English
                                       --------------------------------------
                                       Lawrence P. English
                                       Chairman of the Board
                                       Chief Executive Officer




Date:  September 19, 2003           By:/s/ Charles J. Stahl
                                       --------------------------------------
                                       Charles J. Stahl
                                       Chief Financial Officer