Form 10-Q
period 2003-09-30
QUADRAMED CORP
filed 2003-11-14
CIK 1018833

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

  12110 SUNSET HILLS ROAD, SUITE 600
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No __

     Indicate by check mark whether the registrant is an accelerated filer as
defined in Rule 12b-2 of the Act.  Yes X   No __

     As of October 31, 2003, there were 27,645,610 shares of the Registrant's common stock outstanding, par value $0.01.

===============================================================================

                             QUADRAMED CORPORATION
                              REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                               TABLE OF CONTENTS



                                                                           Page
                                                                           ----
                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Interim Condensed Consolidated Balance Sheets as of September 30,
           2003 and December 31, 2002......................................  3

         Interim Condensed Consolidated Statements of Operations for the
           three and nine months ended September 30, 2003 and 2002.........  4

         Interim Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2003 and 2002...................  5

         Notes to Interim Condensed Consolidated Financial Statements......  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................... 12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 26

Item 4.  Controls and Procedures........................................... 27

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matter to a Vote of Security Holders................ 29

Item 6.  Exhibits and Reports on Form 8-K.................................. 30

         Signatures........................................................ 31


                         PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                             QUADRAMED CORPORATION
                INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)


                                                     September 30, December 31,
                   ASSETS                                2003          2002
                                                      -----------  ------------
Current assets                                        (unaudited)

  Cash and cash equivalents                            $  33,200     $  23,663
  Short-term investments                                   2,380         2,528
  Accounts receivable, net of allowance for doubtful
    accounts of $3,016 and $4,346, respectively           32,749        31,612
  Unbilled receivables                                     4,920         3,475
  Notes and other receivables                                650         4,416
  Prepaid expenses and other current assets               10,431         8,972
                                                       ---------     ---------
    Total current assets                                  84,330        74,666

Restricted cash                                            5,534         5,849
Property and equipment, net of accumulated depreciation
  and amortization of $18,820 and $16,170, respectively    5,861         6,019
Capitalized software development costs, net of
  accumulated amortization of $9,655 and $7,776,
  respectively                                             3,791         5,670
Goodwill                                                  18,445        18,445
Other intangible assets, net of accumulated
  amortization of $15,040 and $13,316, respectively        7,551         9,275
Other long-term assets                                     7,840         7,003
                                                       ---------     ---------
  Total assets                                         $ 133,352     $ 126,927
                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                $   4,561     $   3,586
  Accrued payroll and related                              8,150         6,942
  Other accrued liabilities                               11,387         6,509
  Deferred revenue                                        49,141        39,492
                                                       ---------     ---------
    Total current liabilities                             73,239        56,529

5.25% Convertible subordinated debt due 2005              11,931        73,719
10% Senior secured debt due 2008, net of unamortized
  discount of $11,705 and none, respectively              59,295            --
Other long-term liabilities                                4,394         3,914
                                                       ---------     ---------

    Total liabilities                                    148,859       134,162
                                                       ---------     ---------

Commitments and contingencies

Stockholders' deficit
  Preferred stock                                             --            --
  Common stock                                               278           205
  Additional paid-in-capital                             289,271       275,631
  Deferred compensation                                     (470)         (588)
  Accumulated other comprehensive loss                      (220)         (310)
  Accumulated deficit                                   (304,366)     (282,173)
                                                       ---------     ---------
    Total stockholders' deficit                          (15,507)       (7,235)
                                                       ---------     ---------
    Total liabilities and stockholders' deficit        $ 133,352     $ 126,927
                                                       =========     =========

         The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                             QUADRAMED CORPORATION
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                        Three months ended  Nine months ended
                                           September 30,      September 30,
                                        ------------------  -----------------
                                          2003      2002      2003     2002
                                          ----      ----      ----     ----
Revenue
  Services and other                    $ 19,340  $ 18,564  $ 58,294  $ 57,419
  Licenses                                10,363     7,027    30,079    21,653
                                        --------  --------  --------  --------
    Total revenue                         29,703    25,591    88,373    79,072
                                        --------  --------  --------  --------

Cost of revenue
  Cost of services and other               9,418    10,250    31,190    26,508
  Cost of licenses                         1,754     2,121     5,363     6,193
                                        --------  --------  --------  --------
    Total cost of revenue                 11,172    12,371    36,553    32,701
                                        --------  --------  --------  --------

    Gross margin                          18,531    13,220    51,820    46,371
                                        --------  --------  --------  --------

Operating expenses

  Sales and marketing                      5,548     5,743    16,858    16,030
  Research and development                 6,375     4,778    17,080    12,535
  General and administrative               8,766    12,030    32,747    26,572
  Amortization and other operating
    charges                                  615       774     1,756     2,401
                                        --------  --------  --------  --------
    Total operating expenses              21,304    23,325    68,441    57,538
                                        --------  --------  --------  --------

    Loss from operations                  (2,773)  (10,105)  (16,621)  (11,167)
                                        --------  --------  --------  --------

Other income (expense)
  Interest expense                        (2,661)     (866)   (6,766)   (2,596)
  Interest income                            151       129       438       453
  Other income (expense), net                 42      (374)      756      (945)
                                        --------  --------  --------  --------
    Other income (expense)                (2,468)   (1,111)   (5,572)   (3,088)
                                        --------  --------  --------  --------

Loss from continuing operations           (5,241)  (11,216)  (22,193)  (14,255)
Loss from discontinued operations             --      (240)       --    (1,528)
                                        --------  --------  --------  --------
Net loss                                $ (5,241) $(11,456) $(22,193) $(15,783)
                                        ========  ========  ========  ========

Loss per share
  Basic and diluted
    Continuing operations               $  (0.19) $  (0.42) $  (0.81) $  (0.53)
    Discontinued operations                   --     (0.01)       --     (0.06)
                                        --------  --------  --------  --------
    Net                                 $  (0.19) $  (0.43) $  (0.81) $  (0.59)
                                        ========  ========  ========  ========

Weighted average shares outstanding
  Basic and diluted                       27,520    26,950    27,263    26,900
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

                             QUADRAMED CORPORATION
            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                          Nine months ended
                                                             September 30,
                                                       ------------------------
                                                          2003        2002
                                                          ----        ----
Cash flows from operating activities
  Net loss from continuing operations                   $ (22,193)   $ (14,255)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                           8,701        6,496
    Provision for bad debts                                   487          915
    Write-off of marketable investments                        --          444
    In-process research and development                        --          400
    Other                                                     151          219
    Changes in assets and liabilities:
      Accounts receivable                                  (1,624)       5,136
      Prepaid expenses and other                           (4,041)         (89)
      Accounts payable and accrued liabilities              7,559          630
      Deferred revenue                                      9,649        7,497
                                                        ---------    ---------
        Cash (used in) provided by continuing operations   (1,311)       7,393
        Cash used in discontinued operations                   --       (1,563)
                                                        ---------    ---------
        Cash (used in) provided by operating activities    (1,311)       5,830
                                                        ---------    ---------

Cash flows from investing activities
  Decrease (increase) in restricted cash                      314          (92)
  Purchases of available-for-sale securities                 (620)        (367)
  Proceeds from sale of available-for-sale securities         656          316
  Acquisitions of businesses                                   --      (11,930)
  Purchases of property and equipment                      (2,491)      (1,508)
  Proceeds from sale of assets                              4,190           --
  Capitalized software development costs                       --       (1,700)
                                                        ---------    ---------
        Cash provided by (used in) investing activities     2,049      (15,281)
                                                        ---------    ---------

Cash flows from financing activities
  Issuances (repayments) of debt                            8,561         (438)
  Proceeds from issuance of common stock                      238        1,885
                                                        ---------    ---------
        Cash provided by financing activities               8,799        1,447
                                                        ---------    ---------

    Net increase (decrease) in cash and cash equivalents    9,537       (8,004)
Cash and cash equivalents, beginning of period             23,663       29,799
                                                        ---------    ---------
Cash and cash equivalents, end of period                $  33,200    $  21,795
                                                        =========    =========

Supplemental disclosure of cash flow information
  Cash paid for interest                                $   1,854    $   1,935
                                                        =========    =========
  Net cash (refunded) paid for taxes                    $      (1)   $     418
                                                        =========    =========

Supplemental disclosure of non-cash investing and
  financing transactions
  Issuances of restricted common stock                  $     268    $     348
                                                        =========    =========
  Issuance of warrants in connection with debt offering $  13,209    $      --
                                                        =========    =========


         The accompanying notes are an integral part of these interim condensed consolidated financial statements.

                             QUADRAMED CORPORATION
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2003


1.   NATURE OF OPERATIONS

     QuadraMed Corporation, along with all significant business divisions and subsidiaries (collectively, the "Company" or "QuadraMed"), is dedicated to improving healthcare delivery by providing innovative healthcare information technology and services. From clinical to patient information management and revenue cycle to health information management, QuadraMed delivers real-world solutions that help healthcare professionals deliver outstanding patient care with optimum efficiency. QuadraMed was reincorporated in Delaware in 1996, having been originally incorporated in California in 1993. QuadraMed is managed in three distinct business segments: Enterprise Division, Health Information Management Software Division, and Financial Services Division. In December 2002, QuadraMed sold its Health Information Management Services Division. Results of operations for this division are reflected as discontinued operations in the Statement of Operations.

2. BASIS OF PRESENTATION

     Unaudited Interim Results
     -------------------------

     The condensed consolidated financial statements at September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The interim financial information is unaudited but reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of QuadraMed's condensed consolidated financial position, operating results, and cash flows for the interim periods. The preparation of condensed consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

     These condensed consolidated financial statements have been prepared in accordance with the instructions for a report on Form 10-Q as required by the SEC and, therefore, do not include all information and notes normally provided in annual financial statements. As a result, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in QuadraMed's annual report on Form 10-K for the fiscal year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the fiscal year ending December 31, 2003 or any other future periods.

3.   LONG-TERM DEBT
     --------------

     On March 4, 2003, QuadraMed's common stock was delisted from the Nasdaq National Market. The delisting constituted a "Repurchase Event" under the provisions of QuadraMed's 5.25% Convertible Subordinated Debentures Agreements due 2005 (the "2005 Debt"). Upon such an event, the 2005 Debt Agreement grants to each debenture holder the right, at the holder's option, to require QuadraMed to repurchase all or any of the holder's debentures. On April 17, 2003, QuadraMed issued $71.0 million of its Senior Secured Notes due 2008 (the "2008 Debt"). The proceeds from the issuance of the 2008 Debt were used to repurchase $61.8 million (plus $1.5 million in accrued interest) of the 2005 Debt required to be repurchased. Accordingly, the net proceeds as a result of the issuance of the 2008 Debt, less the costs (including fees) associated with the repurchase of the 2005 Debt, were $8.5 million, with $11.9 million of the 2005 Debt remaining outstanding. Additionally, the repurchase right on the 2005 Debt remaining outstanding expired on April 17, 2003.

     The 2008 Debt bears interest at an initial rate of 10%, of which 6% is due in semi-annual cash coupon payments in the first year with the remainder added to the outstanding principal balance of the notes. The interest rate on the 2008 Debt will be reduced to 9% upon relisting of QuadraMed's common stock on the Nasdaq, including Nasdaq SmallCap or any U.S. National Market, and is secured by substantially all of QuadraMed's intellectual property. The 2008 Debt contains certain events of default. These events include: failure to timely repay principal or interest owed on the debentures, default under any other borrowing, and bankruptcy. As part of the transaction, QuadraMed also issued warrants to purchase 11.6 million shares of common stock, of which warrants for 11.3 million shares were issued to purchasers of the 2008 Debt and 283,000 shares were issued as compensation for services provided

                             QUADRAMED CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 2003

with the offering. The warrants have a term of five years, an exercise price of $.01 per share, and are subject to certain anti-dilution provisions, including dilution from the issuance of shares in settlement of any existing litigation. QuadraMed valued the warrants using the Black-Scholes valuation model using a volatility of 142%, expected life of 5 years, 2.74% risk-free interest rate and no dividend yield. The result was a fair value of $12.9 million for the warrants issued to debt holders. This amount was recorded as a discount to the debt and will be amortized to interest expense ratably over the 5-year term of the debt. In addition, costs associated with the debt offering, including the warrants for 283,000 shares, totaled $1.0 million, which will be amortized to interest expense ratably over the same term. In June 2003, 283,000 warrants were exercised.

     At September 30, 2003, long-term debt consisted of a principal balance of $11.9 million for the 2005 debt, $71.0 million for the 2008 debt and unamortized warrants of $11.7 million.

4.   STOCK-BASED COMPENSATION

     SFAS No. 123, Accounting for Stock Based Compensation, encourages, but
                   ---------------------------------------
does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. QuadraMed has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for
                                                                --------------
Stock Issued to Employees, and Related Interpretations.  Accordingly,
------------------------------------------------------
compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of QuadraMed's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     QuadraMed has determined pro-forma information regarding net income and earnings per share as if QuadraMed had accounted for employee stock options under the fair value method as required by SFAS No. 123. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option-pricing model. Had compensation cost for QuadraMed's stock option plan and employee stock purchase plan been determined consistent with SFAS No. 123, QuadraMed's reported net income (loss) and net earnings (loss) per share would have been changed to the amounts indicated below (in thousands except per share data):

                                                            Three months ended
                                                               September 30,
                                                           --------------------
                                                              2003     2002
                                                              ----     ----
Net loss as reported                                        $ (5,241) $(11,456)
Add: Stock-based employee compensation expense included
  in reported net loss, net of related tax effects               117       139
Deduct: Total stock-based employee compensation
  expense determined under fair value based method for
  all awards, net of related tax effects                        (920)   (1,671)
                                                            --------  --------
Pro forma net loss                                          $ (6,044) $(12,988)
                                                            ========  ========

Earnings per share:
  Basic and diluted - as reported                           $  (0.19) $  (0.43)
                                                            ========  ========
  Basic and diluted - pro forma                             $  (0.22) $  (0.48)
                                                            ========  ========


                             QUADRAMED CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 2003

                                                            Nine months ended
                                                               September 30,
                                                           --------------------
                                                              2003     2002
                                                              ----     ----
Net loss as reported                                        $(22,193) $(15,783)
Add: Stock-based employee compensation expense included
  in reported net loss, net of related tax effects               385       417
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects                                  (3,402)   (4,842)
                                                            --------  --------
Pro forma net loss                                          $(25,210) $(20,208)
                                                            ========  ========

Earnings per share:
  Basic and diluted - as reported                           $  (0.81) $  (0.59)
                                                            ========  ========
  Basic and diluted - pro forma                             $  (0.92) $  (0.75)
                                                            ========  ========

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

<CAPTON>
                                                              2003     2002
                                                              ----     ----
Expected dividend yield                                           --       --
Expected stock price volatility                              138.91%   135.55%
Risk-free interest rate                                        2.74%     2.26%
Expected life of options                                     5 years   5 years



5.   NET LOSS PER SHARE AND COMPREHENSIVE INCOME (LOSS)

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period less restricted shares of common stock. Diluted net loss per share is computed by dividing income by the sum of the weighted average number of common shares, as adjusted for restricted shares, and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and convertible subordinated debentures (using the as-converted method). Common equivalent shares are excluded from the diluted computation only if their effect is anti-dilutive. As QuadraMed recorded net losses for the three and nine months ended September 30, 2003 and 2002, no common equivalent shares were included in the net loss per share calculation because they were anti-dilutive.

     The components of QuadraMed's comprehensive income (loss) include the unrealized gain (loss) on available-for-sale securities which is not significant for any period presented.

6.   SEGMENT REPORTING

     QuadraMed aligns its operations into three business segments for management reporting purposes. These segments are based on product functionality and shared target markets. This alignment allows management to more accurately measure financial performance by product/division and to establish greater management accountability. QuadraMed's business segments are
(i) the Enterprise Division, (ii) the Health Information Management Software Division, and (iii) the Financial Services Division. The operations and assets of these segments are primarily located in the United States. QuadraMed reports the Enterprise Division, the Health Information Management Software Division, and the Financial Services Division as reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related
              -------------------------------------------------------
Information. The accounting policies of the operating segments are the same as
-----------
those described in the summary of significant accounting policies described in notes to the financial statements in its Annual Report on Form 10-K for the year ended December 31, 2002. The financial results for these operating segments for prior periods have been reclassified to conform to the current period presentation.

     Selected results of operations for these business segments are provided to QuadraMed's Chief Operating Decision Maker ("CODM"), who is the Chairman of the Board and Chief Executive Officer.

                             QUADRAMED CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 2003


     Summary financial data by business segment as reported to the CODM is presented below for the three and nine months ended September 30, 2003 and 2002 (in thousands):

                                   Three months ended September 30, 2003
                           ----------------------------------------------------
                                        HIM    Financial           Consolidated
        Description        Enterprise Software Services  Other (1)     Total
-------------------------- ---------- --------  -------- ---------     -----
Total revenues              $ 17,762  $  9,689  $  2,252  $     --   $  29,703

Gross margin                $ 11,255  $  6,619  $    657  $     --   $  18,531

Interest income (expense),
  net                       $ (1,490) $   (562) $   (463) $      5   $  (2,510)

Segment assets              $ 40,747  $ 41,274  $  4,137  $ 47,194   $ 133,352

Total depreciation and
  amortization (2)          $  1,257  $    941  $    255  $    225   $   2,678

------------------------------------

(1) Other includes non-allocable assets such as cash and cash equivalents and restricted cash, investments and certain enterprise-wide intangible assets.
(2) Total depreciation and amortization is comprised of capitalized and acquired software amortization reflected in gross margin, equipment depreciation, amortization of debt-offering costs reflected in interest expense, amortization of deferred compensation and amortization of other intangibles.

                                   Three months ended September 30, 2002
                           ----------------------------------------------------
                                        HIM    Financial           Consolidated
        Description        Enterprise Software Services  Other (1)     Total
-------------------------- ---------- --------  -------- ---------     -----
Total revenues              $ 16,246  $  6,786  $  2,559  $     --   $  25,591

Gross margin                $  9,605  $  2,988  $    627  $     --   $  13,220

Interest income (expense),
  net                       $   (454) $   (184) $   (145) $     46   $    (737)

Segment assets              $ 40,374  $ 44,512  $  4,959  $ 31,256   $ 121,101

Total depreciation and
  amortization (2)          $    713  $  1,155  $    148  $     18   $   2,034

------------------------------------

(1) Other includes non-allocable assets such as cash and cash equivalents and restricted cash, investments and certain enterprise-wide intangible assets.
(2) Total depreciation and amortization is comprised of capitalized and acquired software amortization reflected in gross margin, equipment depreciation, amortization of debt-offering costs reflected in interest expense, amortization of deferred compensation and amortization of other intangibles.

                                   Nine months ended September 30, 2003
                           ----------------------------------------------------
                                        HIM    Financial           Consolidated
        Description        Enterprise Software Services  Other (1)     Total
-------------------------- ---------- --------  -------- ---------     -----
Total revenues              $ 54,629  $ 26,327  $  7,417  $     --   $  88,373

Gross margin                $ 32,502  $ 17,773  $  1,545  $     --   $  51,820

Interest income (expense),
  net                       $ (3,826) $ (1,446) $ (1,191) $    135   $  (6,328)

Segment assets              $ 40,747  $ 41,274  $  4,137  $ 47,194   $ 133,352

Total depreciation and
  amortization (2)          $  3,870  $  3,115  $    760  $    956   $   8,701

------------------------------------

(1) Other includes non-allocable assets such as cash and cash equivalents and restricted cash, investments and certain enterprise-wide intangible assets.
(2) Total depreciation and amortization is comprised of capitalized and acquired software amortization reflected in gross margin, equipment depreciation, amortization of debt-offering costs reflected in interest expense, amortization of deferred compensation and amortization of other intangibles.

                             QUADRAMED CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 2003


                                   Nine months ended September 30, 2002
                           ----------------------------------------------------
                                        HIM    Financial           Consolidated
        Description        Enterprise Software Services  Other (1)     Total
-------------------------- ---------- --------  -------- ---------     -----
Total revenues              $ 49,400  $ 19,859  $  9,813  $     --   $  79,072

Gross margin                $ 30,610  $ 11,508  $  4,253  $     --   $  46,371

Interest income (expense),
  net                       $ (1,316) $   (529) $   (418) $    120   $  (2,143)

Segment assets              $ 40,374  $ 44,512  $  4,959  $ 31,256   $ 121,101

Total depreciation and
  amortization (2)          $  1,647  $  2,814  $    426  $  1,609   $   6,496

------------------------------------

(1) Other includes non-allocable assets such as cash and cash equivalents and restricted cash, investments and certain enterprise-wide intangible assets.
(2) Total depreciation and amortization is comprised of capitalized and acquired software amortization reflected in gross margin, equipment depreciation, amortization of debt-offering costs reflected in interest expense, amortization of deferred compensation and amortization of other intangibles.


7.   MAJOR CUSTOMERS

     For the three and nine month periods ended September 30, 2003 and 2002, no single customer accounted for more than 10% of total revenues. However, for the three and nine months ended September 30, 2003 and 2002, U.S. government revenue accounted for 21.8% and 22.0%, and 27.1% and 23.9%, respectively, of HIM Software Division revenues.

8.   LITIGATION AND OTHER MATTERS

     In October 2002, a series of securities law class action complaints were filed in the United States District Court, California Northern District, against QuadraMed and certain of its officers and directors. The plaintiffs in these actions allege, among other things, violations of the Securities Exchange Act of 1934 due to issuing a series of allegedly false and misleading statements concerning its business and financial condition between May 11, 2000 and August 11, 2002. The complaints seek unspecified monetary damages and other relief. These matters are at an early stage and no discovery has taken place. QuadraMed intends to defend itself vigorously against these allegations. However, the ultimate outcome of these matters cannot presently be determined.

     On February 28, 2003, QuadraMed reported that the SEC issued a formal non-public order of investigation concerning QuadraMed's accounting and financial reporting practices for the period beginning January 1, 1998. On October 10, 2003, QuadraMed announced that the Staff of the San Francisco District Office of the Securities and Exchange Commission ("the Staff") has informed QuadraMed that the Staff intends to recommend to the SEC that it institute an enforcement action against QuadraMed for violations of the antifraud, periodic filing and books and records provisions of the federal securities laws. The proposed recommendation concerns QuadraMed's accounting for transactions that it entered into with Health+Cast LLP in 1998 and 1999. The 1999 transactions were restated as part of QuadraMed's recent restatement of its 1999 financial statements. The Staff invited QuadraMed to make a Wells submission with respect to the proposed recommendation. QuadraMed plans to continue to discuss this matter with the Staff; however, QuadraMed cannot predict when the SEC will conclude its inquiry, or the outcome and impact thereof. The staff also indicated that it does not presently intend to recommend any action against QuadraMed's current officers, directors or employees.

                             QUADRAMED CORPORATION
    NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 2003


9. SUBSEQUENT EVENTS

     On October 23, 2003, QuadraMed received a written Demand Request from a Holder of Registrable Securities, pursuant to Section 2 of the Registration Rights Agreement (the "Agreement"), dated as of April 17, 2003. QuadraMed mailed a Request Notice to all Holders under the Agreement on November 3, 2003. QuadraMed is required to file for registration of the warrants within 90 days of receiving the Demand Request and is preparing such filing.

     On November 5, 2003 QuadraMed consolidated the organization of the HIM Software Division and Enterprise Division into a single functional software organization. This reorganization is designed to use existing resources more efficiently and to facilitate the integration of products and technologies. The change does not affect the Financial Services Division.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

     Cautionary Statement on Risks Associated With Forward-Looking Statements
     ------------------------------------------------------------------------

     You should read the following discussion in conjunction with our Interim Condensed Consolidated Financial Statements and related Notes. This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The words "believe," "expect," "target," "goal," "project," "anticipate," "predict," "intend," "plan," "estimate," "may," "will," "should," "could," and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance, anticipated trends and growth in businesses, or other characterizations of future events or circumstances and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Report, and in other documents we file with the SEC from time to time.

Critical Accounting Policies and Estimates
------------------------------------------

     Our critical accounting policies have a considerable impact on Management's Discussion and Analysis.

     Principles of Consolidation
     ---------------------------

     Our consolidated financial statements, which include our accounts and all our significant business divisions and subsidiaries, have been prepared in conformity with (i) GAAP; and (ii) the rules and regulations of the SEC. All significant intercompany accounts and transactions between us and our subsidiaries have been eliminated in the consolidated financial statements.

     Use of Estimates
     ----------------

     Management's discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, contingent assets and liabilities, revenues, and expenses. Significant estimates and assumptions have been made regarding revenue recognition, the allowance for doubtful accounts, capitalized software, income taxes, pensions and other benefits, contingencies and litigation and intangibles, primarily goodwill and customer lists, resulting from our purchase business combinations. We base our estimates, assumptions, and judgments on historical experience and on various other assumptions which management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Uncertainties inherent in these estimates include projections of future operating results and the discount rates used to determine the net present values of these future results and useful lives of the acquired assets as well as technological advances. In addition, for our fixed-price contracts, we make significant estimates within percentage-of-completion accounting, including estimating total costs to be incurred as calculated on a labor hour basis. We annually review and test our estimates, specifically those related to the valuations of intangibles including acquired software, goodwill, customer lists, trademarks and other intangibles, and capitalized software. Actual results may differ materially from these estimates.

     Revenue Recognition
     -------------------

     Our revenue in the ordinary course of business is principally generated from two sources: (i) licensing arrangements and (ii) services and other.

     Our license revenue consists of fees for licenses of proprietary and third-party software. Cost of license revenue primarily includes third-party software and royalties and amortization of capitalized software. Our service revenue consists of maintenance, customer training, and consulting services and fees for providing management services, such as accounts receivable and payment collection outsourcing, specialized staffing, analytical services, seminars and hardware. Cost of services consists primarily of salaries, benefits, and allocated costs related to providing such services, labor costs for engineers performing implementation services, technical support, training personnel and hardware.

     We license our products through our direct sales force. Our license agreements for such products do not provide for a right of return; and historically, product returns have not been significant.

     We recognize revenue on our software products in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9,
                          ----------------------------
Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain
-------------------------------------------------------------------------------
Transactions; SOP 81-1, Accounting for Performance of Construction-Type and
------------            ---------------------------------------------------
Certain Production-Type Contracts; and Staff Accounting Bulletin ("SAB") 101,
---------------------------------
Revenue Recognition in Financial Statements.
-------------------------------------------

     We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations by us with regard to implementation remain; the fee is fixed and determinable, and collectibility is probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. We consider all arrangements with payment terms extending beyond 180 days to be not fixed and determinable, and revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

     Contract accounting is utilized for service revenue from fixed-price contracts and those requiring significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with SOP 81-1, whereby the arrangement fee is recognized, generally using the percentage-of-completion method measured on labor input costs. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and judgment related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization, changes to specification and testing requirements and collectibility of unbilled receivables.

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

     Intangible Assets
     -----------------

     Goodwill.  In June 2001, the FASB issued SFAS No. 142, Goodwill and Other
     --------                                               ------------------
Intangible Assets, effective for fiscal years beginning after December 15,
-----------------
2001. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are to be separately disclosed on the balance sheet, and no longer amortized but subject to annual impairment tests. With the adoption of SFAS No. 142, we ceased amortization of goodwill as of January 1, 2002. Prior to this point, goodwill was amortized using the straight-line method over its estimated useful life.

     SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level (i.e., business segments) upon adoption and at least annually thereafter using a two-step impairment analysis. In accordance with SFAS No. 142, we performed the first of the required two-step impairment tests of goodwill and indefinite-lived assets as of January 1, 2002 utilizing an independent appraiser. The test results showed no indicators of impairment as of January 1, 2002.

     As of January 1, 2003, we re-engaged the independent appraiser to review the goodwill as of this date for impairment. Once again, the test showed no indicators of impairment. We will continue to perform the tests of impairment for goodwill required by SFAS No. 142 on an annual basis or more often, as deemed necessary.

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

Results of Operations
---------------------

     The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.



                          Three months ended September 30,      Nine months ended September 30,
                        -----------------------------------   -----------------------------------
                                2003              2002              2003               2002
                                ----              ----              ----               ----
Revenue
  Services and other      $ 19,340   65.1%   $ 18,564   72.5%   $ 58,294   66.0%   $ 57,419   72.6%
  Licenses                  10,363   34.9       7,027   27.5      30,079   34.0      21,653   27.4
                          --------  -----    --------  -----    --------  -----    --------  -----
    Total revenue           29,703  100.0      25,591  100.0      88,373  100.0      79,072  100.0
                          --------  -----    --------  -----    --------  -----    --------  -----

Cost of revenue
  Cost of services and
    other                    9,418   48.7      10,250   55.2      31,190   53.5      26,508   46.2
  Cost of licenses           1,754   16.9       2,121   30.2       5,363   17.8       6,193   28.6
                          --------  -----    --------  -----    --------  -----    --------  -----
    Total cost of revenue   11,172   37.6      12,371   48.3      36,553   41.4      32,701   41.4
                          --------  -----    --------  -----    --------  -----    --------  -----

    Gross margin            18,531   62.4      13,220   51.7      51,820   58.6      46,371   58.6
                          --------  -----    --------  -----    --------  -----    --------  -----
Operating expenses
  Sales and marketing        5,548   18.7       5,743   22.4      16,858   19.1      16,030   20.3
  Research and development   6,375   21.4       4,778   18.7      17,080   19.3      12,535   15.9
  General and
    administrative           8,766   29.5      12,030   47.0      32,747   37.1      26,572   33.6
  Amortization and other
    operating charges          615    2.1         774    3.0       1,756    2.0       2,401    3.0
                          --------  -----    --------  -----    --------  -----    --------  -----
    Total operating
      expenses              21,304   71.7      23,325   91.1      68,441   77.5      57,538   72.8
                          ========  =====    ========  =====    ========  =====    ========  =====


     Revenue
     -------

     Total Revenue.  Total revenue for the three months ended September 30,
     -------------
2003, was $29.7 million, an increase of $4.1 million or 16.1% from $25.6 million for the three months ended September 30, 2002. Total revenue for the nine months ended September 30, 2003, was $88.4 million, an increase of $9.3 million or 11.8% from $79.1 million for the nine months ended September 30, 2002. Total revenue for the three months ended September 30, 2003, was $29.7 million, an increase of $267,000 or 0.9% from $29.4 million for the three months ended June 30, 2003.

     As of September 30, 2003, deferred revenue was $49.1 million, an increase of $9.6 million or 24.4% from $39.5 million as of December 31, 2002. Deferred revenue increased by $9.6 million during the same period primarily due to $5.4 million related to HIM government sales, $2.7 million in other HIM software division and $1.5 million in Enterprise division sales. Deferred revenue increased by $2.1 million or 4.4% during the three months ended September 30, 2003 compared to June 30, 2003.

     Services and Other.  Services and other revenue consists of professional
     ------------------
services, such as implementation services and training, maintenance, which consists of technical support and product upgrades, hardware, reimbursable expenses and other service revenue. Professional services are typically provided over a period of three months to six months for the Health Information Management (HIM) Software division and up to two years for the Enterprise division. These services are provided subsequent to the signing of a software license arrangement and depend in large part on our software license revenues. Financial Services' revenue is recognized as services are performed. Our maintenance revenues depend on both licenses of our software products and renewals of maintenance agreements by our existing customer base. Services and other revenue was $19.3 million for the three months ended September 30, 2003, an increase of $776,000 or 4.2% from $18.6 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, services and other revenue was $58.3 million, an increase of $875,000 or 1.5% from $57.4 million from the first nine months of 2002. Services and other revenue for the three months ended September 30, 2003 increased $66,000 or 0.3% from the three months ended June 30, 2003.

     For the three months ended September 30, 2003, the Enterprise division's services and other revenue increased due to increased installations of our software products offset by a decrease in hardware revenue. For the nine months ended September 30, 2003, the Enterprise division's service and other revenue increased primarily due to a significant hardware sale and overall increased installations.

     Service and other revenue for the HIM Software division improved slightly for the three and nine months ended September 30, 2003 primarily due to the increase in coding software and record management product's revenue resulting from increased customer installations and maintenance renewals.
Revenue for the Financial Services division has decreased by approximately $2.4 million for the nine months in 2003 compared to 2002 due to a decrease in the quality of assignments and average lower contract fees.

     Licenses.  License revenue consists of fees for licenses of proprietary
     --------
 and third-party software. We market our products through our direct sales force. License revenue in the three months ended September 30, 2003 was $10.4 million, an increase of $3.3 million or 47.5% from $7.0 million in the corresponding period of 2002. For the nine months ended September 30, 2003, license revenue was $30.1 million, an increase of $8.4 million or 38.9% compared to $21.7 million in the first nine months of 2002. License revenue for the three months ended September 30, 2003 was $10.4 million, an increase of $202,000 or 2.0% from $10.2 million for the three months ended June 30, 2003.

     The increase in absolute dollar amount of license revenue for the three and nine months of 2003 was due to increases in the HIM software division. The HIM division increase was due primarily to migration sales and recognition of deferred revenue from coding software products and, to a lesser extent, government sales. The increase in absolute dollar amount of license revenue for the nine months ended September 30, 2003, was primarily due to recognition of software license revenue from the coding software products and an increase in government revenue due to growth in sales.

     The Enterprise Division grew close to 22% quarter over quarter and 26% for the nine month period of 2003 compared to 2002. The increase was directly related to increased revenue for the Affinity suite of products, Performance Measurement products and the acquisition of Pharmacy Data Systems, Inc. (PDS) in June 2002.

     Cost of Revenue
     ---------------

     Cost of Services and Other.  Cost of services and other consists of
     --------------------------
salaries and related expenses associated with services performed for customer support and consulting services as well as third-party hardware costs. Cost of services and other for the three months ended September 30, 2003 was $9.4 million, a decrease of $832,000 or 8.1% less than the $10.3 million recorded in the corresponding period of 2002. As a percentage of services and other revenue, cost of services and other was 48.7% and 55.2% for the three months ended September 30, 2003 and 2002, respectively. Cost of services and other for the nine months ended September 30, 2003 was $31.2 million, an increase of $4.7 million or 17.7% compared to the $26.5 million recorded in the corresponding period of 2002. As a percentage of services and other revenue, cost of services and other was 53.5% and 46.2% for the nine months ended September 30, 2003 and 2002, respectively. Cost of services and other for the three months ended September 30, 2003 was $9.4 million, a decrease of $.6 million or 5.6% from $10.0 million for the three months ended June 30, 2003.

     The Enterprise division cost of services and other was relatively flat quarter over quarter but increased substantially for the nine months in 2003 compared to 2002 due to increased salary and bonus expense and hardware cost due to the related hardware revenue.

     The HIM software division cost of services and other decreased slightly in operating expenses quarter over quarter and increased slightly for the nine months in 2003 compared to 2002, due to salary and related expenses.

     The Financial Services division cost of services and other decreased slightly quarter over quarter and increased slightly for the nine months 2003
compared to 2002, due to salary and related expenses.   The gross margin
decreased for the nine months ended September 30, 2003 compared to 2002 due to the decline in service revenue while no change to cost of services.

     Cost of Licenses.  Cost of license consists primarily of third party
     ----------------
software and royalties and amortization of capitalized software. Cost of license for the three months ended September 30, 2003 was $1.8 million, a decrease of $367,000 or 17.3% compared to $2.1 million for the same period of 2002. As a percentage of license revenues, cost of license was 16.9% and 30.2% for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, cost of license was $5.4 million, a decrease of $830,000 or 13.4% from $6.2 million from the same period of 2002. As a percentage of license revenues, cost of license was 17.8% and 28.6% for the nine months ended September 30, 2003 and 2002, respectively. Cost of licenses for the three months ended September 30, 2003 decreased $67,000 from the three months ended June 30, 2003.

     In absolute dollars, cost of license for the three months ended September 30, 2003 was down as compared to the prior period due to a decrease in the amortization of capitalized software. The decrease for the nine months ended September 30, 2003 was primarily due to a decrease in the cost of third party software licenses in the Enterprise division as a result of lower third party software license revenue. The gross margin in license revenue for the HIM software division improved in 2003 due to the mix of license revenue in comparison to the cost of licenses.

     Operating Expenses
     ------------------

     Sales and Marketing.  Sales and marketing expense includes costs
     -------------------
associated with our sales and marketing personnel and product marketing personnel and consists primarily of compensation and benefits, commissions and bonuses and promotional and advertising expenses. Sales and marketing expense for the three months ended September 30, 2003 was $5.5 million, a decrease of $195,000 or 3.4% compared to $5.7 million for the corresponding period of 2002. As a percentage of revenue, sales and marketing expense was 18.7% for the three months ended September 30, 2003 as compared to 22.4% for the same quarter of 2002. For the nine months ended September 30, 2003, sales and marketing expense was $16.9 million, an increase of $828,000 or 5.2% compared to $16.0 million for the first nine months of 2002. As a percentage of total revenue, sales and marketing expense was 19.1% for the nine months ended September 30, 2003 as compared to 20.3% for the same quarter of 2002. Sales and marketing expense for the three months ended September 30, 2003 decreased $1,000 from the three months ended June 30, 2003.

     In absolute dollars, marketing and sales expenses have been relatively comparable from quarter to quarter. The slight decrease for the three months ended September 30, 2003 was due to a decrease in marketing expenses. In absolute dollars, the increase in sales and marketing expense for the nine months ended September 30, 2003 was primarily due to an increase in salaries and bonus expense reduced by marketing expenses.

     Research and Development.  Research and development expense includes costs
     ------------------------
associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities and primarily relates to compensation and benefits costs. Research and development costs for the three months ended September 30, 2003 was $6.4 million, an increase of $1.6 million or 33.4% compared to $4.8 million in the same period of 2002. As a percentage of revenue, research and development costs were 21.4% for the three months ended September 30, 2003 compared to 18.7% in the same quarter of 2002. For the nine months ended September 30, 2003, research and development costs were $17.1 million, an increase of $4.5 million or 36.3% from $12.5 million in the first nine months of 2002. The increase in research and development expense was primarily due to product development efforts for the continued development of both the Affinity and HIM software suite of products. The level of research and development investments increased in the first nine months of 2003 with the primary funding of Affinity development.

     Research and development expense for the three months ended September 30, 2003 increased by $1.1 million or 22% over the three months ended June 30, 2003. The increase of approximately $580,000 was due to management's decision to reverse previously capitalized software reported in the first half of the year. This decision was based on management's judgment of facts that emerged during the quarter. During the nine months ended September 30, 2003, there were no capitalized costs from software development compared to approximately $1.7 million in the first nine months of 2002.

     General and Administrative.  General and administrative expense consists
     --------------------------
of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administrative expense for the three months ended September 30, 2003 was $8.8 million, a decrease of $3.3 million or 27.1% compared to $12.0 million in the same period of 2002. As a percentage of revenue, general and administrative expense was 29.5% for the three months ended September 30, 2003 as compared to 47.0% in the same quarter of 2002. For the nine months ended September 30, 2003, general and administrative expense was $32.7 million, an increase of $6.2 million or 23.2% from $26.6 million in the comparable period in 2002. As a percentage of total revenue, general and administrative expense increased to 37.1% for the nine months ended September 30, 2003 from 33.6% in the nine months ended September 30, 2002. General and administrative expense for the three months ended September 30, 2003 was $8.8 million, a decrease of $1.7 million or 16.1% from $10.5 million for the three months ended June 30, 2003.

     The decrease in general and administrative expense for the three months ended September 30, 2003 was primarily due to a decrease of approximately $3.0 million in restatement fees incurred in the prior period of 2002. The increase in general and administrative expense for the nine months ended September 30, 2003, was due to an increase in accountants, consultants and attorneys' fees and retention bonuses as part of the restatement process of $3.5 million, and
in increase in employee benefits and contractual services.   General and
administrative expenses decreased sequentially from the third quarter of 2003 compared to the second quarter of 2003 as a result of no restatement costs in the third quarter of 2003.

     Amortization and Other Operating Charges.  Amortization and other
     ----------------------------------------
operating charges represented amortization of identifiable intangible assets and in-process research and development. Amortization and other operating charges for the three months ended September 30, 2003 was $615,000, a decrease of $159,000 compared to $774,000 in the same period of 2002. The expense for the third quarter of 2003 was for the amortization of identifiable intangible assets. For the same period in 2002, the charges consisted of amortization of identifiable intangible assets and acquired software, which became fully amortized in the fourth quarter of 2002. Expense for the nine months in 2002 also includes a $400,000 write-off of in-process research and development expense associated with the acquisition of PDS. Amortization and other operating charges decreased slightly in the three months ended September 30, 2003, as compared to the three months ended June 30, 2003.

     Other Income (Expense)
     ---------------------

     Other Income (Expense), Net.  Net other expense was $2.5 million and $1.1
     ---------------------------
million for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, net other income (expense) was $5.6 million and $3.1 million, respectively. The increase for the three and nine months ended was due to the additional interest expense on the new debentures entered into April 2003, which have a current interest rate of 10%, and $1.2 million of year-to-date amortization of the associated warrants, offset by $565,000 income from a short swing profit from an investor. Net other expense for the three months ended September 30, 2003 was $2.5 million, an increase of $340,000 or 16.0% from $2.1 million for the three months ended June 30, 2003.

     Income Taxes
     ------------

     Provision for Income Taxes.  There was no provision for income taxes for
     --------------------------
the three and nine months ended September 30, 2003 and 2002. For financial reporting purposes, a 100% valuation allowance has been recorded against our deferred tax assets under SFAS No. 109, Accounting for Income Taxes.

Liquidity and Capital Resources
-------------------------------

     Balance Sheet and Cash Flows
     ----------------------------

     Prepaid expenses and other accrued liabilities increased by $1.5 million and $2.2 million, respectively from December 31, 2002 to September 30, 2003 due to third-party royalties owed on HIM government sales. An additional $2.9 million of other accrued liabilities resulted from accrued interest on the 2008 debt. Deferred revenue increased by $9.6 million during the same period primarily due to $5.4 million related to HIM government sales, $2.7 million in other HIM software division and $1.5 million in Enterprise division sales.

     On March 4, 2003, our common stock was delisted from the Nasdaq National Market. The delisting constituted a "Repurchase Event" under the provisions of our 5.25% Convertible Subordinated Debentures Agreements due 2005 (the "2005 Debt"). Upon such an event, the 2005 Debt Agreement grants to each debenture holder the right, at the holder's option, to require us to repurchase all or any of the holder's debentures. On April 17, 2003, we issued $71.0 million of its Senior Secured Notes due 2008 (the "2008 Debt"). The proceeds from the issuance of the 2008 Debt were used to repurchase $61.8 million (plus $1.5 million in accrued interest) of the 2005 Debt required to be repurchased. Accordingly, the net proceeds as a result of the issuance of the 2008 Debt, less the costs (including fees) associated with the repurchase of the 2005 Debt, were $8.5 million, with $11.9 million of the 2005 Debt remaining outstanding. Additionally, the repurchase right on the 2005 Debt remaining outstanding expired on April 17, 2003.

     The 2008 Debt bears interest at an initial rate of 10%, of which 6% is due in semi-annual cash coupon payments in the first year with the remainder added to the outstanding principal balance of the notes. The interest rate on the 2008 Debt will be reduced to 9% upon relisting of our common stock on the Nasdaq, including Nasdaq Small Cap or any U.S. National Market, and is secured by substantially all of our intellectual property. The 2008 Debt contains certain events of default. These events include: failure to timely repay principal or interest owed on the debentures, default under any other borrowing, and bankruptcy. As part of the transaction, we also issued warrants to purchase 11.6 million shares of common stock, of which warrants for 11.3 million shares were issued to purchasers of the 2008 Debt and 283,000 shares were issued as compensation for services provided with the offering. The warrants have a term of five years, an exercise price of $.01 per share, and are subject to certain anti-dilution provisions, including dilution from the issuance of shares in settlement of any existing litigation. We valued the warrants using the Black-Scholes valuation model using a volatility of 142%, expected life of 5 years, 2.74% risk-free interest rate and no dividend yield. The result was a fair value of $12.9 million for the warrants issued to debt holders. This amount was recorded as a discount to the debt and will be amortized to interest expense ratably over the 5-year term of the debt. In addition, costs associated with the debt offering, including the warrants for 283,000 shares, totaled $1.0 million, which will be amortized to interest expense ratably over the same term. In June 2003, 283,000 warrants were exercised.

     At September 30, 2003, long-term debt consisted of a principal balance of $11.9 million for the 2005 debt, $71.0 million for the 2008 debt and unamortized warrants of $11.7 million at September 30, 2003.

     Cash, and cash equivalents and short-term investments were $35.6 million as of September 30, 2003 and $26.2 million as of December 31, 2002, an increase of $9.4 million or 35.8% during the period. Cash flows used by operating activities were $1.3 million for the nine months ended September 30, 2003. These amounts primarily resulted from a net loss of $22.2 million for the nine months ended September 30, 2003, offset by depreciation and amortization of $8.7 million and a decrease of working capital of $7.1 million. Cash flows from investing activities of $2.0 million resulted from a $2.7 million payment received for the HIM Services sale and $1.5 million earn-out payment associated with the EZ-CAP sale offset by $2.5 million in fixed asset purchases. In addition, $8.6 million was provided from the restructuring of the long term debt.

     Cash flows provided from operations for the three months ended September 30, 2003 were $4.1 million, including $6.4 million spent on research and development. Cash flows provided for operations improved in the third quarter of 2003 versus the second quarter, primarily as a result of a decrease in working capital of $3.3 million.

     We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of our accounts receivable collections, and the timing of other payments. For the nine months ended September 30, 2003 we paid $6.5 million related to the restatement and other non-recurring events. These expenses will be significantly reduced in future quarters. For the nine months ended September 30, 2003 we invested $17.1 million in research and development of our software products. We expect to continue to invest in research and development in the future.

     Commitments
     -----------

     The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of September 30, 2003 (in thousands):

                                             Payments Due by Period
                                -----------------------------------------------
                                              Less
                                             than 1    1-3     3-5     After 5
Contractual Obligations             Total     year    years   years     years
-----------------------             -----     ----    -----   -----     -----
Principal on long-term debt        $ 85,671  $    --  $11,931  $73,740  $    --
Interest on long term debt           34,858    4,736   15,374   14,748       --
Operating leases                     26,739    4,660    7,663    7,077    7,339
Other long-term obligations             966      483      483       --       --
                                   --------  -------  -------  -------  -------
Total contractual cash obligations $148,234  $ 9,879  $35,451  $95,565  $ 7,339
                                   ========  =======  =======  =======  =======

Other Commercial Commitments
----------------------------

Standby letters of credit (1)      $  4,076  $ 1,100  $    --  $ 2,620  $   356
                                   --------  -------  -------  -------  -------
Total commercial commitments       $  4,076  $ 1,100  $    --  $ 2,620  $   356
                                   ========  =======  =======  =======  =======
----------------------------

(1) The 3-5 years amount of $2.6 million is for an existing surety bond requirement on September 30, 2003. Actual requirements may be less as work is completed towards the underlying contract.


     In addition, as of September 30, 2003, we had approximately $26.7 million in minimum operating lease commitments that will be repaid through 2011. Finally, we have a Supplemental Executive Retirement Plan ("SERP") that will require total payments from 2008 through 2027 estimated at $7.8 million. We owe annual premiums of $483,000 on the SERP through 2005 to fund our obligations.

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

     On February 28, 2003, we reported that the SEC had issued a formal non-public order of investigation concerning our accounting and financial reporting practices for the period beginning January 1, 1998. On October 10, 2003, we announced that the Staff of the San Francisco District Office of the Securities and Exchange Commission has informed us that the Staff intends to recommend to the SEC that it institute an enforcement action against us for violations of the antifraud, periodic filing and books and records provisions of the federal securities laws. The proposed recommendation concerns our accounting for transactions that we entered into with Health+Cast LLP in 1998 and 1999. The 1999 transactions were restated as part of our recent restatement of our 1999 financial statements. The Staff invited us to make a Wells submission with respect to the proposed recommendation. We plan to continue to discuss this matter with the Staff; however, we cannot predict when the SEC will conclude its inquiry, or the outcome and impact thereof. The staff also indicated that it does not presently intend to recommend any action against our current officers, directors or employees.

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

     We were unable to meet these requirements in a timely manner, and on March 4, 2003, our common stock was delisted from the Nasdaq National Market. Delisting from the Nasdaq National Market subjects us to numerous consequences that may adversely affect our business, including the loss of investors. We may no longer qualify for exemptions from state securities registration requirements. Without an exemption from registration, we may need to file time-consuming and costly registration statements for future securities transactions and issuances and to amend our stock option and stock option purchase plans. Furthermore, delisting may result in decreased coverage by securities analysts.

     As of the date of this report, we have filed with the SEC all annual and periodic reports required under the Exchange Act. Although we intend to comply with all other listing requirements and to apply for relisting on the Nasdaq Small Cap or other National Market as soon as practicable, we can offer no assurances that we will be relisted on either market.

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

     The 2008 Notes bear an initial interest rate of 10%, which interest rate is required to be reduced to 9% upon relisting of our common stock on the Nasdaq, including Nasdaq SmallCap or any U.S. National Market. The terms of the 2008 Notes provide that interest is initially payable 6% in cash and 4% in additional notes for the first year and payable entirely in cash thereafter. The 2008 Notes are also secured by substantially all of our intellectual property.

     On October 23, 2003, we received a written Demand Request from a Holder of Registrable Securities, pursuant to Section 2 of the Registration Rights Agreement (the "Agreement"), dated as of April 17, 2003. We mailed a Request Notice to all Holders under the Agreement on November 3, 2003. We are required to file for registration of the warrants within 90 days of receiving the Demand Request and are preparing such filing.

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

   o Governmental regulatory action;

   o Resolution of pending or unasserted litigation, including the existing shareholder lawsuits and SEC investigation;

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

     Certain provisions of our certificate of incorporation and bylaws could discourage potential takeover attempts and make attempts to change management by stockholders difficult. Our board of directors has the authority to impose various procedural and other requirements that could make it more difficult for our stockholders to effect certain corporate actions. In addition, our certificate of incorporation provides that directors may be removed only by the affirmative vote of the holders of two-thirds of the shares of our capital stock entitled to vote. Any vacancy on our board of directors may be filled only by a vote of the majority of directors then in office. Further, our certificate of incorporation provides that the affirmative vote of two-thirds of the shares entitled to vote, voting together as a single class, subject to certain exceptions, is required for certain business combination transactions. These provisions, and certain other provisions of our certificate of incorporation, could have the effect of delaying or preventing (i) a tender offer for our common stock or other changes of control of the Company that could be at a premium price, or (ii) changes in our management.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

       Interest Rate Risk
       ------------------

     Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and re-investment risk. We invest in high-quality issuances, including money market funds and corporate and United States government debt securities. We have a policy of investing in securities with maturities of two years or less. We do not invest in derivatives or foreign investments.

     The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2003 (in thousands, except average interest rates):

                                             Aggregate    Weighted Average
                                             Fair Value    Interest Rate
                                             ----------    -------------
Cash and cash equivalents:
  Cash.....................................  $   10,689
  Money Market funds.......................      22,511         0.83%
                                             ----------
    Total cash and cash equivalents........  $   33,200
                                             ==========

Short-term investments:
  Corporate debt securities................  $    2,380         1.70%
                                             ----------
    Total short-term investments...........  $    2,380
                                             ==========

Long-term investments:
  Corporate debt securities................  $      472         5.17%
  U.S. government debt securities..........         876         5.02%
                                             ----------
    Total long-term investments............  $    1,348
                                             ==========


     On September 30, 2003, our long-term debt consisted of our 2005 debt balance of $11.9 million at a fixed interest rate of 5.25%, and our 2008 senior secured notes of $71.0 million with an initial fixed interest rate of 10% which may be reduced to 9%.

     Performance of Equity Markets
     -----------------------------

     The performance of equity markets can have an effect on our operations, and recent declines in equity markets, if sustained, will have an adverse effect on us related to certain variable life insurance policies in which we have an investment interest.

     Foreign Currency Risk
     ---------------------

     Although we sell our products internationally from time to time, all such transactions are denominated in U.S. Dollars and, accordingly, there is no foreign currency fluctuation risk associated with such sales.


Item 4.  Controls and Procedures
         -----------------------

     Our Chief Executive Officer and Chief Financial Officer, with the participation or our management, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d to 15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

     In addition, our Chief Executive Officer and Chief Financial Officer and Audit Committee were made aware of conditions that were considered to be reportable conditions in internal controls under standards established by the American Institute of Certified Public Accountants. These reportable conditions allowed errors to go undetected in some of our 2002 internal financial statements and in our previously issued consolidated financial statements reported in our 2001 Annual Report on Form 10-K and March 31, 2002 Quarterly Report on Form 10-Q. The 2001 Amended and Restated Annual Report on

Form 10-K/A was filed in June 2003 and the March 31, 2002 Amended and Restated Quarterly Report on Form 10Q/A was filed in August 2003 to correct these errors in our previously issued consolidated financial statements.

     The aforementioned weaknesses in our internal controls pertained to the following areas:

   o Revenue recognition, billings, collections and allowances;

   o Formal policies and procedures for significant transactions;

   o Timely analysis and reconciliation of general ledger accounts; and

   o Depth of technical accounting knowledge and training.

     We implemented certain new procedures and corrective actions that address the cited weaknesses. These corrective actions included:

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

   o We retained Charles Stahl, formerly an audit partner with Deloitte & Touche, LLP, as a full-time consultant to lead the final phase of the restatement effort. We then hired him as Executive Vice President and Chief Financial Officer, and he built a complete permanent finance department to replace the one that was based, in part, on consultants to strengthen our internal controls; and

   o Our Audit Committee has strengthened its role in corporate governance.

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     At 9:00 AM on October 29, 2003, the Company held its Annual Meeting of Stockholders at the Company's offices at 12110 Sunset Hills Road, Reston, Virginia 20190. The stockholders of the Company voted on five items at the Annual Meeting:

     a. A proposal to amend the Company's Certificate of Incorporation and Bylaws of QuadraMed Corporation eliminating the Company's classified Board of Directors;

     b. The election of three Class I directors, each for a term of three years or, in the event the amendments to QuadraMed's Certificate of Incorporation and Bylaws described in the first proposal were approved, the election of eight directors, each for a one-year term expiring in 2004;

     c. A proposal to amend the Certificate of Incorporation of QuadraMed Corporation to increase the number of authorized common shares of QuadraMed Corporation from 50,000,000 to 150,000,000 and the total number of shares the Company is authorized to issue from 55,000,000 shares to 155,000,000 shares;

     d. A proposal to approve the amendment of the Company's 1996 Stock Incentive Plan to increase the number of shares authorized for issuance thereunder from 7,430,160 to 9,930,160, an increase of 2,500,000 shares, and to increase the maximum number of shares for which any one person may receive options, separately exercisable stock appreciation rights and direct stock issuance by an additional 500,000 shares to 1,500,000 in the aggregate per calendar year; and

     e. A proposal to appoint BDO Seidman LLP as independent public accountants for the fiscal year ending December 31, 2003.

     The amendment of the Company's Certificate of Incorporation and Bylaws of QuadraMed Corporation to eliminate the Company's classified Board of Directors was approved as follows:

                       For          Against          Abstentions
                       ---          -------          -----------
                    26,247,482       73,512            23,698


     As the stockholders approved the proposal to eliminate the classified Board of Directors, the eight nominees for directors were approved as follows:

                  Nominee                   For          Against
                  -------                   ---          -------
             F. Scott Gross              25,709,839      634,853
             William K. Jurika           25,718,289      626,403
             Robert L. Pevenstein        25,734,289      610,403
             Michael J. King             25,695,653      649,039
             Cornelius T. Ryan           25,688,386      656,306
             Lawrence P. English         25,722,149      622,543
             Joseph L. Feshbach          25,725,839      618,853
             Robert W. Miller            25,725,309      619,383


     The amendment of the Certificate of Incorporation of QuadraMed Corporation to increase the number of authorized common shares of QuadraMed Corporation from 50,000,000 to 150,000,000 and the total number of shares the Company is authorized to issue from 55,000,000 shares to 155,000,000 shares was approved as follows:

                       For          Against          Abstentions
                       ---          -------          -----------
                    24,986,713     1,341,599           16,380


     The amendment of the Company's 1996 Stock Incentive Plan to increase the number of shares authorized for issuance to 9,930,160 shares, and to increase the maximum number of shares for which any one person may receive options, separately exercisable stock appreciation rights and direct stock issuance to 1,500,000 in the aggregate per calendar year was approved as follows:

                       For          Against          Abstentions
                       ---          -------          -----------
                    10,101,665     2,975,809           34,214


     The appointment of BDO Seidman LLP as independent public accountants for the fiscal year ending December 31, 2003 was approved as follows:

                       For          Against          Abstentions
                       ---          -------          -----------
                    26,281,227      51,069             12,396



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


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


   (b) Reports filed on Form 8-K during the period of this Quarterly Report on Form 10-Q:

     There were no reports filed on Form 8-K during the period of this Quarterly Report on Form 10-Q.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  QUADRAMED CORPORATION


Date:  November 14, 2003          By:  /s/ Lawrence P. English
                                     --------------------------------
                                     Lawrence P. English
                                     Chairman of the Board
                                     Chief Executive Officer


Date:  November 14, 2003          By:   /s/ Charles J. Stahl
                                     --------------------------------
                                     Charles J. Stahl
                                     Chief Financial Officer