Form 10-K
period 2003-12-31
QUADRAMED CORP
filed 2004-03-22
CIK 1018833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to

Commission File Number: 0-21031

QUADRAMED CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	52-1992861 (IRS Employer Identification No.)

12110 SUNSET HILLS ROAD, SUITE 600 RESTON, VIRGINIA (Address of Principal Executive Offices)	20190 (Zip Code)

(703) 709-2300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value Per Share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.    Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2003, the last business day of the Registrant’s most recently completed second quarter was approximately $40,112,393 (based upon the price quoted for shares was of the Registrant’s common stock as reported on the “Pink Sheets” over-the-counter market on June 30, 2003). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 27, 2004, 27,832,107 shares of the Registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement to be filed subsequently for the 2004 Annual Meeting of Stockholders to be held on May 6, 2004 are incorporated herein by reference in Part III.

QUADRAMED CORPORATION

FORM 10-K

ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2003

Cautionary Statement on Risks Associated With Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The words “believe”, “expect”, “anticipate”, “predict”, “intend”, “plan”, “estimate”, “may”, “will”, “should”, “could”, and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement.

We advise investors that we discuss other risks and uncertainties that could cause our actual results to differ from these forward-looking statements in this Form 10-K under “Business Risks” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

Item 1.	Business

Overview

QuadraMed Corporation along with our subsidiaries, is dedicated to improving healthcare delivery by providing innovative healthcare information technology and services. We provide healthcare information technology products and services that help healthcare providers to improve the quality of the care they deliver and the efficiency with which it is delivered. We accomplish our mission by developing and implementing sophisticated, user-friendly software applications designed and developed by the healthcare professionals and software specialists we employ.

Our products are designed to eliminate paper, improve processes, and decrease error through the efficient management of patient clinical and financial records. They are suitable for acute care hospitals, specialty hospitals, Veterans Health Administration facilities and associated/affiliated businesses such as outpatient clinics, long-term care facilities, and rehabilitation hospitals and are used by healthcare organizations of varying size – from small single entity hospitals to large multi-facility care delivery organizations. Our products are sold as standalone, bundled, or fully integrated software packages. We also provide services to support the hospital’s collection of receivables and its administration of contractual reimbursements from managed care companies. As of December 31, 2003, approximately 1,900 healthcare provider facilities were utilizing at least one of our products.

Until November 2003, we were managed in three distinct business segments, which are as follows: Enterprise Division, Health Information Management Software Division and Financial Services Division. On November 5, 2003, we consolidated the HIM Software Division and Enterprise Division into a single functional software organization. This reorganization is designed to use existing resources more efficiently and to facilitate the integration of products and technologies. The change does not affect the Financial Services Division.

We do business directly and through our subsidiaries, all of which are wholly owned and operated under common management.

Our headquarters office is located at 12110 Sunset Hills Road, Reston, Virginia in the Washington, D.C. metropolitan area. The company was incorporated in 1993 and reincorporated in Delaware in 1996. Our telephone number is (703) 709-2300. Our website can be found at www.quadramed.com where all of our current SEC filings can be accessed free of charge.

Healthcare Market

The healthcare industry is under increasing pressure from government, consumers, employers, and third party payers to increase the use of technology to improve efficiency, eliminate errors, and to enhance the quality of care. This fact is demonstrated by the number of government, private industry and consumer-driven initiatives that are acting as catalysts and driving the business decisions made by healthcare executives.

The need to increase the use of technology to improve patient safety became evident in 1999 when the Institute of Medicine of the National Academy of Science (“IOM”) published a report entitled “To Err is Human”. This report detailed the extent of preventable medical errors in today’s hospitals – errors which were estimated to cause between 44,000 and 98,000 deaths each year. In their most current report (November 2003), the IOM advises health care organizations to adopt information technology systems that collect and share health information on patients and their care in order to significantly reduce deaths and injuries caused by medical errors. The report goes on to recommend that the systems that health care organizations implement should operate as part of a national network of health information accessible by all healthcare organizations.

In addition to the IOM report, private industry has identified healthcare and the associated cost attributed to medical errors as an area requiring significant change. More than 145 public and private organizations formed a coalition called the Leapfrog Group. These organizations have significant healthcare purchasing power which has brought their initiative to the forefront in the public arena. They are demanding changes designed to improve the quality of care, reduce errors and to lower the associated cost. One of Leapfrog’s recommendations is that hospitals implement a Computerized Physician Order Entry (“CPOE”) system to reduce or eliminate adverse drug events, one of the most common medical errors.

The federal government is another key player driving the need for information technology. The Centers for Medicare and Medicaid Services (“CMS”) is encouraging the use of Electronic Health Record Systems (“EHR-S”) to improve care quality based on better clinical data. The focus of the EHR-S is the centralization of and access to electronic health information on a patient level. CMS will be initiating a demonstration project in which hospitals are rewarded financially for providing higher levels of quality care. The need to capture, store, access and communicate patient information electronically will further drive the need for healthcare organizations to implement sophisticated information technology solutions based on industry recognized data standards.

In May 2003, the Department of Health and Human Services (“DHHS”) issued a report entitled “Toward a National Health Information Infrastructure: A Key Strategy for Improving Quality in Long-Term Care.” This report establishes the path for the future development of healthcare information technology based on a national infrastructure. The report states:

Demands for readily available health care information have increased dramatically in recent years. Demographic changes such as an aging population with increased chronic illness and a more mobile population have created needs for larger volumes of health information and more easily transferable information…The delivery of cost-effective, high quality health care in order to meet national goals for healthy people and healthy populations is now clearly linked to the availability of information.

This report cites a number of examples of how a national infrastructure can improve the quality of healthcare. These include the ability for consumers to manage their own health care needs and decision-making by having access to their information, providing healthcare providers access to more accurate and complete real-time patient data and use of systems with knowledge and content for better decision-making, and the ability for public health officials to access aggregate data to identify health problems and trends. The federal government is strongly advocating the implementation of an electronic medical record based on data and technology standards that allow systems to communicate and share information across all care settings.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) legislation has had a significant impact on healthcare organizations and their need for technology to help them comply with the resulting regulations. For example, prior to HIPAA legislation, the Health Information Department had sole responsibility for facilitating disclosure of patient information. Under HIPAA’s privacy requirements, disclosures must be tracked and aggregated from all departments in the organization, not just the Health Information Department. The complexity of tracking disclosures throughout the organization, as well as providing the patient with a record of what has been disclosed for a minimum of six years, places both a burden and a risk on the organization. In addition, the legislation requires electronic transmission of standards and includes requirements for maintenance and transmission of health information that identifies individual patients.

These standards are designed to:

•	Improve the efficiency and effectiveness of the healthcare infrastructure by standardizing the interchange of electronic data for specified administrative and financial transactions; and

•	Protect the security and confidentiality of a patient’s health information.

The requirements outlined by the law and the regulations promulgated by DHHS are far-reaching—all healthcare organizations that maintain or transmit electronic health information must comply. Healthcare information technology companies, particularly Healthcare Information System (“HIS”) vendors, must partner with healthcare organizations in meeting the significant regulatory requirements mandated by the HIPAA legislation.

QuadraMed’s Strategy

QuadraMed’s strategy focuses on its core software business. We plan to achieve the status of industry leader by:

•	Continually enhancing the functionality of our existing product solutions and their underlying technology and our support services to meet the emerging needs of health care providers;

•	Developing or acquiring additional software applications to complement our product line;

•	Focusing on selling new and enhanced applications to our existing customer base;

•	Acquiring new customers through expanded professional sales and marketing activities;

•	Maintenance of expense discipline; and

•	Divestiture of non-strategic assets.

Our goal is to increase market share by offering affordable and user-friendly clinical, administrative, financial and medical records software products and services to meet the growing demand among hospitals and other healthcare providers for better patient safety, fewer medical errors and improved efficiencies. To achieve this goal, we have combined the considerable healthcare expertise of our product managers with the technological skill of our development engineers in an effort to assure that our products are designed and supported by people who understand healthcare providers and are built using modern technology.

QuadraMed’s Products and Solutions

QuadraMed provides comprehensive software and service solutions that help our customers achieve clinical and financial efficiency across the full continuum of patient care. A significant portion of our software license arrangements are generated from providing product maintenance and implementation services to customers. These services include installations, maintenance, consulting and training. Affinity integrated enterprise information systems enable the customer to manage patient registration, clinical, and financial information, and Quantim health information management software provides acute care hospitals, VA facilities and physicians with the tools to manage coding, compliance, abstracting and record management processes. In addition, we have standalone solutions that fulfill niche needs including Identity Manager (“MPI”), Decision Support, EDI and Pharmacy. Furthermore, our Financial Services Solutions identify and collect accounts receivable, recover underpayments from managed care contracts, and provide educational services for hospitals and medical groups.

Software Solutions

The following table provides a list of our major software products and associated services:

Affinity Patient Access Management

•	Patient Scheduling

•	Patient Registration

•	Master Population Index

•	Community Master Population Index (“CMPI”)

•	Medical Records Abstracting

•	Medical Records Control

•	DRG/Case Mix

•	Account Workflow

•	Electronic Data Interchange

Affinity Care Management

• Computerized Physician Order Entry (“CPOE”)

•	Clinician Access

•	Order Management

•	Ancillary Department Management

•	Patient Charting

•	Medication Charting

•	Plan of Care

•	Acuity/Staff Requirements

•	Health Notes

•	Quality Management

•	Utilization Management

•	Medication Management

•	Pharmacy Management

Affinity Healthcare Information Management

•	Abstracting

•	Coding

•	Compliance

Affinity Financial—General Office

•	General Ledger

•	Accounts Payable

•	Payroll Personnel

•	InSight Executive Decision Support

•	Performance Measurement

Affinity Financial—Patient Financial Management

•	Patient Accounting

•	Central Business Office

•	Account Workflow

•	Contract Management

•	Electronic Data Interchange

Affinity Professional Services

•	Consulting Services

•	Interface and Conversion Services

•	Systems Operations Management Services

•	Query Services

•	Customer Training Courses

•	Professional Services

Quantim Health Information Management

•	Abstracting

•	Coding—Physician and Facility

•	Compliance—Inpatient and Outpatient

•	Correspondence Management

Pharmacy Management

•	Inpatient

•	Outpatient/Clinic

•	Long-Term Care

•	pcMAR

MPI Integrity Management

•	MPIspy

•	SmartMerge

•	PreciseID Patient Search Algorithm

•	MPI Clean Up Services

Decision Support

•	Contract Management

•	Performance Measurement

•	Clinical Outcome Practice Evaluator (“COPE”)

EDI

•	EDI Transaction Services

Other Compliance Management Products

•	VHA ProFee Compliance Suite

Other Coding and Reimbursement Products

•	Physician Coding—nCoder+MD

•	Facility Coding—nCoder+, Cascade Encoder, WinCoder Interactive

•	VA Coding—nCoder+/PTF

Other Abstracting Products

•	WinCoder + CS, Cascade Master System

Record Management

•	MEDREC Millennium Record Management

•	Chart Completion

•	Chart Locator

•	Correspondence Management

•	Enterprise Search and Reporting

Affinity. Affinity is our brand name for the product family that includes integrated enterprise wide solutions. The core product is a standards-based, integrated, healthcare information system (“HIS”). It is highly scaleable and flexible and supports the business application needs of hospitals of varying sizes, from small community facilities to large multi-entity integrated delivery networks. It can be implemented on both Microsoft NT and UNIX operating systems and supports a number of hardware platforms, including Hewlett Packard/Compaq, Sun Microsystems, IBM, and EMC. Affinity applications are designed to:

•	Streamline workflow processes;

•	Reduce administrative expenses;

•	Improve the speed and accuracy of billing processes; and

•	Improve patient safety and care by supporting clinical decision-making and documentation.

The Affinity system provides a fully integrated healthcare information system from patient access and identification to care management, health information management and financial management. The system can be installed fully integrated and bundled in “best-of-suite” configurations.

Affinity Patient Access Management is designed to ensure that accurate patient information is accessible across an organization, improving workflow, compliance and patient safety. By centralizing all patient information in an integrated, scalable system, our access management solutions enable healthcare professionals to quickly and accurately track patients from registration through billing.

Affinity Care Management provides improved integration, streamlined workflow, better documentation and better decision support for patient safety. The system supports order control/results reporting, acuity/staff requirements, plan of care, vital signs and intake/output, charting and assessment, pharmacy/medical management, department management, physician access, and computerized physician order entry. The Affinity CPOE, Pharmacy and Patient Charting applications provide a comprehensive, advanced clinical solution focused on patient safety. The Affinity Pharmacy Management component provides a comprehensive solution to help healthcare organizations manage the daily operations of their pharmacy departments and is fundamental in addressing patient safety concerns that are driving clinical decisions.

Additionally, we offer a standalone solution for pharmacy management for the inpatient, ambulatory, and long-term care settings. Our pharmacy solution also provides a point of care electronic medication charting tool.

Affinity Health Information Management includes our proprietary coding, compliance and record management systems and automates the management of the patient revenue cycle.

Affinity Financial Management solutions provide acute care hospitals with comprehensive revenue cycle management capabilities. Affinity helps hospitals capture and manage revenue throughout the patient revenue cycle. By combining clinical, financial and patient information within a single patient-centered database, Affinity helps organizations reduce accounts receivable days, improve cash flow, increase productivity and improve operational and strategic decision-making.

Quantim. Quantim is our brand name for our product family of standalone Health Information Management solutions. When sold as standalone products, these solutions are frequently integrated with other vendors’ HIS systems. Quantim is an integrated health information management system that provides acute care hospitals and physician practices with the tools to manage coding, compliance, abstracting and record management processes. This combination of integrated solutions is designed to significantly improve the business of healthcare. Quantim software solutions are designed to generate operational efficiencies, improve cash flow and measure the cost and quality of care. Quantim provides a single, fully integrated, web-native platform for our health information management product suite. Quantim represents a significant improvement over the functionality of traditional health information management product offerings in the areas of coding, compliance, abstracting, and medical records management.

Quantim Abstracting captures, structures, and analyzes clinical and financial data using standard and customizable fields, rules and screen design. The Application Builder tool provides users the ability to customize workflow by creating fields and rules and designing screen navigation. Quantim Abstracting provides an integrated solution that enables the user to access both the Coding and Compliance tools within a patient encounter and provides timely and accurate data for clinical and business decisions.

Quantim Coding provides advanced search functionality while maintaining a solid knowledge-based approach to coding. It includes a sophisticated search engine to facilitate the encoding process and improve coding accuracy. Coding accuracy is enhanced through Quantim Coding’s powerful simultaneous encoding and grouping system, designed to maximize productivity and minimize duplication.

Quantim Compliance is a transaction based software solution that facilitates accurate ICD-9-CM, CPT/HCPCS, DRG and APC assignment. Quantim Compliance automates the selection process and assists the user in monitoring appropriate and accurate coding for both inpatient and outpatient encounters. Quantim Compliance improves the quality of data and acts as an early warning system to identify potential areas of noncompliance.

Quantim Correspondence Management provides complete functionality to facilitate a healthcare organization’s compliance with the disclosure management aspect of the HIPAA privacy mandate. In addition, it provides the tools needed by HIM to automate the entire release of information workflow process, including robust accounts receivable management.

Other Solutions. In addition to Affinity and Quantim, we also market standalone solutions that fulfill specific needs, including QuadraMed MPI, a suite of Master Person Index (“MPI”) Software and Services (MPIspy®, SmartID®, SmartMerge®, MPI Cleanup), which enable the identification, correction, and elimination of duplicate patient records in a facility’s master population index; Decision Support tools, including: Contract Management, a managed care contract management system; Performance Measurement, a clinical and financial outcome analysis and decision support system; and, Clinical Outcome Practice Evaluator (“COPE”), which electronically captures, abstracts, and enters data required for Core Measures of the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”). We also market an electronic transaction service (EDI).

Financial Services Solutions

We provide two services that identify and collect accounts receivable for hospitals and medical groups: (i) Accounts Receivable Management; and (ii) Managed Care Payment Review.

Our Accounts Receivable Management services provide a variety of third-party collection services, including:

•	Complete outsourcing that initially bills and collects accounts from time of service;

•	Early out programs that collect accounts of pre-designated age or amount;

•	Aged accounts placement that collects aged accounts on a one-time basis;

•	Resolution of accounts unable to be transferred as part of conversion to a provider’s new health information system;

•	Operational assessments of hospital revenue cycles; and

•	Training and education on business office operations and compliance issues related to collection.

We also offer customization of accounts receivable services and detailed reconciliation reports on our work.

Our Managed Care Payment Review Service audits managed care patient accounts for appropriate payment pursuant to managed care contracts. In providing this service, we use our own proprietary software that automates many audit functions and permits greater reporting options.

Product Development Strategy

The key drivers for our technology development are portability of information, flexibility of deployment, access anywhere and anytime, and data standardization. Our technology strategy is guided by the following technology trends:

•	The Internet and distributed computing have had and will likely continue to have a significant impact on the way software is developed and delivered;

•	Web-native applications with a modern Internet architecture will likely have a significant role in the future; and

•	Computing power, storage capacity, and network bandwidth have in the past doubled, and may continue to double, every 18, 12, and 6 months, respectively.

The principles upon which our core products are developed will enhance their ability to be easily accessed, scaled, extended, and integrated with the customer’s legacy systems: These principles include:

•	Standards Based: Our products support industry standards, such as Health Level 7 (“HL7”), X12 EDI and XML. This enables QuadraMed customers to preserve their investments in previously installed departmental systems and to support a corporate-wide integration strategy. Increasingly, our products will make it possible to integrate information from different environments into a single, patient-centered database.

•	Platform Independent: We intend to isolate the application business logic and user interface from the underlying hardware and operating system through an adaptive technology framework and core services. A QuadraMed customer will be able to pursue the most advantageous hardware route generally without affecting data portability.

•	Scalable and Reliable: Our architecture is based upon the communications and networking facilities of UNIX and Windows. The adaptive architecture offers total scalability and reliability from small to large enterprise systems.

•	Flexible and Customizable: Our architecture includes powerful tools that allow users to adapt the system to their specific needs. At the institution level, customers can design custom data entry screens, reports, and workflow – all without programming. At the user level, the framework supports “end user authoring” which allows physicians and clinicians to easily configure the system to provide the information that they need, in a format that they are comfortable with, organized to support the way they work.

•	Ease of Installation and Implementation: Our emerging architecture makes it easy to install and implement. The use of web based thin clients eliminates the need for manual software installation and configuration on individual workstations. QuadraMed has a record in successful installations and customer satisfaction. Our products are designed to support incremental installation and we specialize in interfacing with legacy systems, thereby providing the customer with a rapid return on investment.

•	Web Accessible: Our newer applications are fully web accessible, including a web-native and Java (J2EE)-based framework that is fully integrated with core enterprise-wide registration, clinical and financial systems. This architecture also allows integration with existing web portals to make enterprise wide information web-accessible.

We depend on licenses from a number of third party vendors for certain technology used to develop and operate our products, and we are materially reliant upon licenses with the following third party vendors InterSystems Corporation, Oracle, Microsoft, Quovadx, the American Medical Association (AMA), and the American Hospital Association (AHA). Most of these licenses expire within three to five years. Such licenses can be renewed only by mutual consent. Most of our third party licenses are non-exclusive and competitors may obtain the same or similar technology.

Technical Architecture

To eliminate the disparity of technical architectures that resulted from our many acquisitions, we have established a technical architecture which guides the development and integration of our products. We have focused on integrating the functionality of our products through the development of web-native applications (designed to run in a web browser) built on n-tiered architecture (developed in discrete layers separating the user interface from the business rules and data storage to provide maximum platform independence). The layers of this architecture are as follows:

•	Platform—the platform layer is the computer hardware and operating system. Our software is designed to be system independent, which means it can run on a variety of hardware and operating systems from a number of vendors. Our systems can run on computers from any manufacturer that supports Microsoft Windows® or commercial Unix operating systems.

•	Database—the database layer consists of a commercial relational database management system such as Oracle®, Microsoft SQL Server, or InterSystems Cache. Our software is designed to be database independent and is capable of being deployed on a variety of database management systems.

•	EDR—the Enterprise Data Repository (“EDR”) is the developed implementation of a healthcare specific data model. The design of the EDR has been heavily influenced by the HL7 Reference Information Model (“RIM”). HL7 is the recognized governing standards body for healthcare information technology. The RIM includes definitions for all objects and acts specific to healthcare, including complete conceptual definitions of terms like ‘patient,’ ‘provider,’ ‘procedure,’ and ‘diagnosis,’ and the potential relationships among the terms.

•	Framework—the Framework layer is a developed layer that implements a set of core services which are reusable across our applications. By developing a set of core services one time in a common framework we are able to support our product families and leverage the vast amount of healthcare domain knowledge that is embedded in products like Quantim Coding or Affinity CPOE.

•	Application Logic—the Application Logic layer is a developed layer that implements specific applications such as Quantim Coding or Affinity Pharmacy. Application layers use combinations of Framework layer services and application specific business logic. The differentiating code that makes one product distinct from another is developed in this layer.

•	Thin Client—the Thin Client or presentation layer is responsible for the presentation of the software to the end user – what the user sees on the screen. By designing our systems to run in a web browser we build in a great deal of flexibility in the deployment of our applications. By separating the presentation layer from the application layer, we greatly simplify the task of supporting new end-user devices as they become available.

•	Product Families—the architecture supports our product strategy. QuadraMed’s two major product families, Affinity and Quantim, are being developed in the QuadraMed architecture which is an integrated, standards-based software platform which simplifies and automates workflow across the continuum of patient care. It is this core technology that supports all QuadraMed products and enables their integration into a new or existing system.

Customers

We primarily market to acute care hospitals and multi-facility care delivery organizations or integrated delivery networks. We also sell products to Veterans Health Administration facilities, specialty hospitals, hospital associations, and physicians. We have customers located in all 50 states, the District of Columbia, Puerto Rico, and Canada. In 2003, 2002, and 2001, no single customer accounted for 10% or more of our total revenue. During the years ended December 31, 2003, 2002 and 2001, 23%, 21% and 10%, respectively, of our HIM services revenues were attributable to sales of products and services to the U.S. Government. In all, our products are used in approximately 1,900 healthcare provider facilities.

Highly Competitive Market

Competition for our products and services is intense and is expected to increase. We compete with other providers of healthcare information software and services, as well as healthcare consulting firms. Our principal competitors include McKesson Corporation, Inc., Siemens Medical Services Health Services Corp. (formerly Shared Medical Systems or SMS), Meditech Corporation, Eclipsys Corporation, Cerner, GE Medical Systems, IDX Corporation, 3M, and Softmed. Other competitors include niche providers of electronic document management software, MPI products and services, decision support products, and financial services consulting and outsourcing.

Some of our competitors may be in a position to devote greater resources to the development, marketing and sales of their products and services. The trend towards merger and consolidation could further increase the level of competition providing other companies with greater ability to develop products on more aggressive schedules. Some of the main considerations of our customers that impact competition are customer service and support, ability to install systems in a reasonable timeframe, use of open standards as well as industry standards that allow disparate systems to work together, product functionality, company reputation and stability, and price.

Government Regulation and Healthcare Reform

Computer products used or intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease or other conditions or that affect the structure or function of the body are subject to regulation by the U.S. Food and Drug Administration (“FDA”) under the Federal Food, Drug and Cosmetic Act. At present, none of our software products are so regulated by the FDA.

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

Intellectual Property

We rely on a combination of copyright, trademark and trade secret law, and nondisclosure and non-compete agreements to protect our proprietary methodologies, computer software, and databases. We maintain the confidentiality of proprietary technology through a policy of obtaining agreements with our employees that (i) prohibit employees from disclosing or using our confidential information, and (ii) require the disclosure and assignment to us of new ideas, developments, discoveries or inventions related to our business. We also initiated a new branding strategy in 2001 that included the adoption of a new trademark, “We do technology. So you can do healthcare.”™ We also enter into non-disclosure agreements with business partners and customers in the ordinary course of business. We have obtained trademark registrations in the United States for most of our corporate and product trademarks, including QuadraMed, Affinity, Quantim, and Complysource. We had not filed for or obtained any patents for our proprietary technology until 2001, when we sought a patent on our Affinity CPOE software application. This patent application has lapsed. We may in the future seek patents for new products if, in our business judgment, their importance warrants such steps and is susceptible to protection under the patent laws. We also depend on licenses for certain technology used to develop our products from third-party vendors.

Employees

QuadraMed’s staff includes product management and development teams with healthcare experience, software engineers trained in 21st century technology, sales and marketing, and corporate support/administrative. We believe that we have a satisfactory relationship with our employees, none of whom are represented by a union or other collective bargaining group. As of December 31, 2003, we had approximately 900 employees: 96 in general and administration, 87 in sales and marketing, and the remaining employees in technical, consulting, research and development, and support services.

Item 2.	Properties

We lease all of our facilities and do not own any real property. Our executive and corporate offices are located in Reston, Virginia, in approximately 49,000 square feet of leased office space under a lease that expires in 2011. We also lease approximately 41,000 and 34,000 square feet of office space in San Marcos, California and San Rafael, California, respectively. These leases both expire in 2009. We believe that our facilities provide sufficient space for our present needs, and that additional suitable space, if needed, would be available on reasonable terms. In connection with the relocation of our corporate headquarters to Reston, Virginia, we intend to vacate or sublease the San Rafael, California facility in 2004.

Item 3.	Legal Proceedings

In October 2002, a series of securities law class action complaints was filed in the United States District Court, California Northern District, by certain of our shareholders against us and certain of our officers and directors. The plaintiffs in these actions allege, among other things, violations of the Securities Exchange Act of 1934 due to issuing a series of allegedly false and misleading statements concerning our business and financial condition between May 11, 2000 and August 11, 2002. Also in October 2002, a shareholders derivative suit was filed on our behalf in Marin County Superior Court of California against us as a nominal defendant and certain of our current and former officers and directors. The derivative action plaintiffs allege that certain of our current and former officers and directors breached their fiduciary duties to us based on assertions similar to those in the federal securities class action litigation. Both actions seek unspecified monetary damages and other relief.

As of February 25, 2004, we have reached an agreement with the plaintiffs’ counsel in the securities class action litigation and the shareholders derivative litigation. We expect that the settlement amounts will be principally covered by our insurance. The proposed settlement agreements include non-disclosure and confidentiality provisions and are conditioned upon the negotiation of final documents and the approval of the courts.

On February 28, 2003, we reported that the SEC issued a formal non-public order of investigation concerning our accounting and financial reporting practices for the period beginning January 1, 1998. On October 10, 2003, we announced that the Staff of the San Francisco District Office of the Securities and Exchange Commission (“the Staff”) had informed us that the Staff intended to recommend to the SEC that it institute an enforcement action against us for violations of the antifraud, periodic filing and books and records provisions of the federal securities laws. The proposed recommendation concerns our accounting for transactions that we entered into with Health+Cast LLP in 1998 and 1999. The 1999 transactions were restated as part of the recent restatement of our 1999 financial statements. The Staff invited us to make a Wells submission with respect to the proposed recommendation. We plan to continue to discuss this matter with the Staff; however, we cannot predict when the SEC will conclude its inquiry, or the outcome and impact thereof. The Staff also indicated that it does not presently intend to recommend any action against our current officers, directors or employees.

In June 2000, we entered into a Separation Agreement with James Durham upon his resignation as our Chief Executive Officer. This agreement was amended in July 2001 when Mr. Durham resigned from our Board of Directors. Pursuant to the agreement, as amended, upon these resignations, Mr. Durham received approximately $3.2 million as of the dates of the agreements, a $250,000 per year salary through January 1, 2001, a $2,000 per month salary until December 31, 2003, the vesting of approximately 100,000 unvested options, the vesting of interest in our Supplemental Employee Retirement Plan (the “SERP”), and payments of approximately $500,000 per year by us into his account in the SERP Trust, all subject to the terms and conditions of the agreement, as amended. Among other terms, the Separation Agreement contained a provision for non-disparagement, requiring Mr. Durham to refrain from directly or indirectly disparaging us or our stockholders, directors, officers, employees, or agents for the term in which Mr. Durham was receiving payments under the Separation Agreement and for a period of one year thereafter. In a November 2002 article published in the Marin Independent Journal for which he was interviewed, Mr. Durham made repeated disparaging remarks about us and our management. The Company notified him that his published remarks were in breach of his Separation Agreement. Subsequent to the publication of this article, Mr. Durham requested a lump sum election for his SERP benefits. The amount of payment called for in the SERP is described in Note 14 “Employee Benefit Plans – Supplemental Executive Retirement Plan” to our Consolidated Financial Statements.

In light of Mr. Durham’s breach of his Separation Agreement, we have notified Mr. Durham and his counsel that we are not obligated to fund additional SERP payments on behalf of Mr. Durham and that we will not pay him a lump sum for his SERP benefits. In January 2004, Mr. Durham filed an amended complaint against us in the Superior Court of the State of California, Marin County, alleging a breach of his SERP contract and a breach of good faith and fair dealing under this contract. This amended complaint seeks payment of his lump sum SERP benefits, interest, attorneys’ fees, and other relief. On January 30, 2004, this matter was moved to the United States District Court, California Northern District. We have filed an answer and a motion to dismiss Mr. Durham’s allegations of breach of good faith and fair dealing under this contract for failure to state a claim. These matters are at an early stage and no discovery has taken place. We intend to defend ourselves vigorously against these allegations and feel that it is in the best interests of us and our stockholders to defend this action, due to Mr. Durham’s disparaging comments after his resignation and his breach of the Separation Agreement, as amended. The ultimate outcome of these matters cannot presently be determined. For additional information concerning the calculation and amount of this obligation, please see Note 14 “Employee Benefit Plans – Supplemental Executive Retirement Plan” to our Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders

At 9:00 am on October 29, 2003, we held our Annual Meeting of Stockholders at the Company’s offices at 12110 Sunset Hills Road, Reston, Virginia 20190. For more information about the matters voted on at this meeting, please refer to Part II, Item 4 of our Quarterly Report for the quarter ended September 30, 2003 on Form 10-Q filed on November 14, 2003.

Item 4A.	Executive Officers of the Registrant

QuadraMed’s executive officers as of January 31, 2004 are as follows:

Name	Age	Position
Lawrence P. English	63	Chairman of the Board and Chief Executive Officer
Michael S. Wilstead	46	President and Chief Operating Officer
Charles J. Stahl	57	Executive Vice President and Chief Financial Officer
Dean A. Souleles	43	Executive Vice President and Chief Technology Officer
John C. Wright	55	Executive Vice President and Corporate Secretary
Frank J. Pecaitis	40	Senior Vice President, Client Development

Mr. English has been our Chairman of the Board since December 2000, and our Chief Executive Officer since June 2000. He was the Founder and Chief Executive Officer of Lawrence P. English, Inc., a private turn-around management firm, from January 1999 to June 2000. He has served as Director of Curative Healthcare Corporation since May 2000. He was the Chairman of the Board and Chief Executive Officer of Aesthetics Medical Management, Inc., a physician practice management company for plastic surgeons, from July 1997 to January 1999. He was the President of CIGNA Healthcare, one of the largest HMO providers in the United States, from March 1992 until August 1996. Until he resigned in September 2002, he served as Director of Clarent Hospital Corporation, formerly Paracelsus Healthcare Corporation, since May 1999 and as the Non-Executive Chairman of the Board since February 2000. Mr. English possesses a Bachelor of Arts degree from Rutgers University and a Masters of Business Administration from George Washington University, and is a graduate of Harvard Business School’s Advanced Management Program.

Mr. Wilstead has been President of QuadraMed since March 2003 and Chief Operating Officer since December 2001. He previously served as President of the Health Information Management Service and Software Divisions and the former EZ-CAP Division. He joined QuadraMed in July 1998 as Vice President of Sales. He was the Group President at STERIS Corporation, an infection control and surgical support products company, from 1995 to 1998. He held various positions at AMSCO International, a medical equipment company that was purchased by STERIS in 1995, from 1990 to 1995. Mr. Wilstead earned a Bachelor of Science degree in Business Administration from the University of Phoenix.

Mr. Stahl has been Chief Financial Officer and Executive Vice President since April 2003. He is a Certified Public Accountant, and was a Partner with Deloitte and Touche LLP from 1978 to 2001, with various roles and responsibilities including Managing Partner of the Valuation and Realty Consulting Group, National Director of Financial Consulting, and audit partner in the technology industry. He is currently a member of Financial Executives International, a professional association of senior-level corporate financial executives, which is dedicated to advancing ethical, responsible financial management, and a member of the American Institute of Certified Public Accountants Mr. Stahl earned his Bachelor of Science degree in Business and Accounting from Indiana University.

Mr. Souleles became Chief Technology Officer in August 2000. From September 2002 until November 2003, he served as the Executive Vice President of the Enterprise Software Division. He joined QuadraMed in February 2000 as Vice President of Development. He served as the Chief Technology Officer and Director of Research and Development for Chase Systems, Inc., a software and technical services firm serving the mortgage credit reporting industry, from March 1997 to February 2000. He was Chief Technology Officer of SureNet Corporation, an Internet service provider, from October 1995 to December 1996. He was also a consultant to NASA’s Jet Propulsion Laboratory as principal engineer and system architect on various space, civil, and defense programs from March 1986 to October 1995. A recipient of the Department of Transportation, Federal Aviation Administration Weather and Flight Service Systems Director’s Award, Mr. Souleles was educated in Computer Science at California State University, Northridge.

Mr. Wright has been the Executive Vice President and Corporate Secretary since September 2003. He is a Certified Public Accountant, and acted as an advisor to our Audit Committee from January 2003 to July 2003. He served as the Chief Financial Officer of Teligent, Inc. from September 2000 to March 2001. Prior thereto, he was a partner with Ernst & Young from 1982. Mr. Wright earned his Bachelor of Science Degree in Accounting from the University of North Carolina at Chapel Hill.

Mr. Pecaitis is the Senior Vice President of Client Development. He joined QuadraMed as a result of the company’s acquisition of Compucare in 1999 where he served as a sales executive and expert in Hospital Information Systems. Before assuming his present position in October 2003, Mr. Pecaitis served as Senior Vice President of Sales and Client Management for our Enterprise Division, Chief Marketing Officer, West Area Vice President of Sales, and as Senior Vice President of Sales and Marketing for the Enterprise Division. Previously, he worked as a Vice President of Western Field Sales after several years as a top sales performer with Compucare. In 1985, Mr. Pecaitis began his career as an Administrative Resident at the Hospital of the University of Pennsylvania and later held several client services and sales positions with Professional Healthcare Systems prior to joining Compucare in 1992. Mr. Pecaitis graduated from The Pennsylvania State University with a Bachelor of Science degree in Health Planning and Administration.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

(a) Market Information

Our common stock currently trades on the “Over-the-Counter Bulletin Board” market under the symbol “QMDC.OB” and on the “Pink Sheets” over-the-counter market under the symbol “QMDC.PK”.

The following table shows the trading history of our common stock:

Start Date	End Date	Market	Symbol
October 9, 1996	August 29, 2000	Nasdaq National Market	QMDC
August 30, 2000	May 22, 2002	Nasdaq SmallCap Market	QMDC
May 23, 2002	August 22, 2002	Nasdaq National Market	QMDC
August 23, 2002	March 3, 2003	Nasdaq National Market	QMDCE
March 4, 2003*	Present (February 27, 2004)	“Pink Sheets”	QMDC.PK
December 10, 2003	Present (February 27, 2004)	Over the Counter Bulletin Board	QMDC.OB

*	On March 4, 2003 our common stock was delisted from the Nasdaq National Market.

On February 27, 2004, the high and low prices for our common stock on the Over-the-Counter Bulletin Board were $3.30 and $3.04 per share respectively.

The following table sets forth the high and low prices for our common stock traded on the Over-the-Counter Bulletin Board for the periods indicated.

Fiscal Year Ended December 31, 2003	High	Low
Quarter ended December 31 (December 10—December 30)	$2.650	$2.250

The following table sets forth the high and low bid and asked prices for our common stock traded on the Pink Sheets for the periods indicated.

Fiscal Year Ended December 31, 2003	High	Low
Quarter ended March 31 (March 4—March 31)	$1.160	$0.349
Quarter ended June 30	$1.950	$0.950
Quarter ended September 30	$2.700	$1.740
Quarter ended December 31 (through December 16)	$2.870	$2.250

The following table sets forth the range of our common stock with high and low closing sales prices as reported on the applicable Nasdaq Market for the periods indicated.

Fiscal Year Ended December 31, 2002 (1)	High	Low
Quarter ended March 31	$11.550	$8.110
Quarter ended June 30	$9.640	$5.570
Quarter ended September 30	$6.980	$1.470
Quarter ended December 31	$3.000	$1.160

Fiscal Year Ended December 31, 2003 (2)	High	Low
Quarter ended March 31 (January 1—March 3)	$2.670	$0.349

(1)	Stock traded on Nasdaq SmallCap Market until May 22, 2002. Stock traded on the Nasdaq National Market starting May 23,2002.
(2)	Stock traded on the Nasdaq National Market.

(b) Holders

On January 8, 2004, there were 284 holders of record and approximately 4,600 beneficial holders of our common stock. This approximation is based on the number of the holders of record in addition to the number of proxy reports distributed to our beneficial holders as of the record date for our 2003 Annual Meeting held in October 2003.

(c) Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We anticipate that we will retain earnings, if any, to finance the growth and development of our business. Additionally, the terms of our 2008 Debt require us to use “excess cash” to buy back 2008 Debt. Therefore, we do not expect to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and whatever other factors that our Board of Directors determines are relevant.

(d) Recent Sales of Unregistered Securities

On April 17, 2003, we issued $71.0 million of Senior Secured Notes due 2008. In connection with the issuance of the debt, we also issued warrants to purchase 11,586,438 shares of our common stock, of which warrants for 11,303,842 shares were issued to purchasers of the debt and warrants for 282,596 shares were issued to Philadelphia Brokerage Corporation as compensation for services provided with the offering. On June 10, 2003, Philadelphia Brokerage exercised all of these warrants and was issued 282,596 shares of unregistered common stock.

On July 9, 2003, we issued 100,000 restricted shares of stock to John C. Wright. The stock is subject to contractual limitations including provisions regarding forfeiture and disposition. In addition, we issued to Mr. Wright an inducement stock option to purchase 750,000 shares at a strike price of $1.82 per share. The options vest with respect to 25% of the options shares upon completion of one year of service measured from the date of grant, the remaining 75% of the option shares vest in a series of 36 equal successive installments upon the completion of each additional month of service thereafter. These securities were issued outside of our stock plans in connection with his offer of employment.

The offer and sale of the 2008 Debt and the associated warrants, as well as the offer and sale of restricted stock and options to Mr. Wright, were made pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering, and regulations promulgated thereunder.

On January 21, 2004, as a result of a Demand Request from a holder of the 2008 Debt under the Registration Rights Agreement entered into with the Purchasers of the 2008 Debt, we filed a Registration Statement on Form S-1 with the SEC to register for resale the 2008 Debt and the shares underlying warrants issued in connection with the 2008 Debt offering. All of the securities being registered are being offered by the holders of the securities. We will not receive any proceeds from the sale of the registered securities. As of March 15, 2004, the Registration Statement has yet to become effective.

(e) Securities Authorized for Issuance Under Equity Compensation Plans

This table provides information about our common stock subject to equity compensation plans as of December 31, 2003. All of the plans have been approved by the stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Approved By Stockholders*	11,162,826	(1)	$3.56	959,889	(2)

*	We have 2 active equity compensation plans, the 1996 Stock Incentive Plan, as amended, and initially approved by stockholders June 15, 2001 (the 1996 Plan); and the 1999 Supplemental Stock Option Plan, as amended, and initially approved by stockholders October 5, 2000 (the 1999 Plan).
(1)	Includes options originally issuable under various benefit plans of entities acquired by us.

(2)	This number excludes options and restricted shares outstanding and shares issued upon exercise of options plan-to-date, as of December 31, 2003. The 1996 Plan provides for automatic future increases in the number of shares of common stock available for issuance, such that on the first trading day of each calendar year that number is increased by an amount equal to 1.5% of the total number of shares of common stock outstanding on the last trading day of the immediately preceding calendar year. As such, 415,208 additional shares became available for issuance on January 1, 2004.

(f) Preferred Stock

We have authorized 5,000,000 shares of preferred stock, par value $0.01 per share. Our board of directors has authority to provide for the issuance of our shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the shareholders. As of December 31, 2003, we had no outstanding preferred stock.

Item 6.	Selected Financial Data

The selected consolidated financial data presented below for the five years ended December 31, 2003, is derived from our Consolidated Financial Statements and related notes thereto. This selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the Consolidated Financial Statements and related notes thereto included in “Financial Statements and Supplementary Data” of this Form 10-K. Historical results are not necessarily indicative of future results.

	Year ended December 31,
(in thousands, except per share amounts)	2003	2002	2001	2000	1999
Consolidated Statement of Operations Data:
Revenue	$125,105	$109,585	$117,046	$121,012	$173,707
Gross margin	$77,072	$64,357	$74,269	$59,048	$113,121
Restatement costs	$7,461	$7,463	$—	$—	$—
Sales & marketing, general & administrative	$67,824	$62,324	$55,975	$80,802	$89,181
Research & development	$23,092	$17,530	$14,813	$24,573	$30,675
Loss from operations	$(16,158)	$(18,605)	$(5,588)	$(57,465)	$(48,706)
Interest expense	$9,439	$3,461	$4,741	$6,504	$7,668
Gain on redemption of debentures	$—	$—	$12,907	$—	$—
Income (loss) from continuing operations	$(23,943)	$(20,858)	$11,952	$(39,354)	$(52,527)
Gain on disposal of discontinued operations	$—	$8,776	$—	$—	$—
Net income (loss)	$(23,943)	$(14,362)	$9,413	$(36,675)	$(47,388)
Basic income (loss) per share from continuing operations	$(0.87)	$(0.77)	$0.47	$(1.53)	$(2.20)
Basic net income (loss) per share	$(0.87)	$(0.53)	$0.37	$(1.43)	$(1.99)
Diluted income (loss) per share from continuing operations	$(0.87)	$(0.77)	$0.45	$(1.53)	$(2.20)
Diluted net income (loss) per share	$(0.87)	$(0.53)	$0.35	$(1.43)	$(1.99)

	As of December 31,
(in thousands)	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments	$36,944	$26,191	$32,213	$39,664	$29,732
Total assets	$133,155	$126,927	$125,133	$149,286	$201,759
Deferred revenue	$48,502	$39,492	$30,721	$22,489	$7,258
Working capital	$13,008	$18,137	$32,509	$46,107	$61,030
Long-term debt (1)	$84,225	$73,719	$73,719	$115,000	$115,000
Stockholders’ equity (deficit)	$(16,883)	$(7,235)	$4,221	$(7,166)	$27,512

(1)	Does not include $11.1 million of unamortized discount associated with warrants issued in connection with the 2008 Debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement on Risks Associated With Forward-Looking Statements

You should read the following discussion in conjunction with our Consolidated Financial Statements and related notes. This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The words “believe”, “expect”, “anticipate”, “predict”, “intend”, “plan”, “estimate”, “may”, “will”, “should”, “could”, and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Report, and in other documents we file with the SEC from time to time.

Overview of 2003 Results

Our operations and financial performance during 2003 were impacted by several challenges, including the required restatement of our financial statements, getting current with our SEC filings and delisting of our common stock by NASDAQ, which, among other things, triggered a repurchase event under our 2005 Debt. Our sales activity was adversely affected because of the restatement and the challenging economic conditions and competition in the marketplace, and the relocation of our finance presence from California to Virginia. However, we were still able to perform and achieve the following financial results:

•	$71.0 million of new debt was issued and $61.8 million of existing debt was repurchased.

•	Total revenue increased $15.5 million or 14.2% to $125.1 million in 2003 from $109.6 million in 2002. The majority of the increase was due to increased license revenue.

•	Gross margin increased $12.7 million or 19.8% to $77.1 million in 2003 from $64.4 million in 2002. As a percentage of revenue, gross margin increased to 61.6% in 2003 from 58.7% in 2002.

•	Loss from operations improved to $16.2 million compared to $18.6 million and improved sequentially over the course of 2003 from a $10.7 million loss in the first quarter to $462,000 of income in the last quarter.

•	Net loss improved sequentially during 2003 as follows: $10.7 million in Q103, $6.3 million in Q203, $5.2 million in Q303 and $1.8 million in Q403.

•	Cash and cash equivalents increased by $13.2 million to $36.9 million at December 31, 2003 from $23.7 million at December 31, 2002.

•	Cash flows from operations provided $802,000 in 2003 compared to a use of $982,000 in 2002.

•	Deferred revenue increased $9.0 million or 22.8% to $48.5 million in 2003 from $39.5 million in 2002 due to the increase in the size and volume of new contracts.

•	Days sales outstanding at December 31, 2003 was under 80 days as compared to over 120 days early in 2003.

In early 2004, we have 1) agreed to settle both the securities law class action and derivative litigation and 2) acquired Détente Systems Pty Limited. In 2004, we will need to focus on a few broad objectives:

•	Build the sales pipeline;

•	Deliver new products and improve technology;

•	Grow revenue and improve profitability;

•	Strengthen shareholder value;

•	Control expenses; and

•	Fill product line gaps through merger and acquisition activity.

Critical Accounting Policies and Estimates

Our critical accounting policies have a considerable impact on Management’s Discussion and Analysis.

Use of Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, contingent assets and liabilities, revenues, and expenses. Significant estimates and assumptions have been made regarding revenue recognition, the allowance for doubtful accounts, capitalized software, pensions and other benefits, litigation and intangibles, primarily goodwill and customer lists, resulting from our purchase business combinations. We base our estimates, assumptions, and judgments on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Uncertainties inherent in these estimates include projections of future operating results and the discount rates used to determine the net present values of these future results and useful lives of the acquired assets as well as technological advances. In addition, for our fixed-price contracts, we make significant estimates within percentage-of-completion accounting, including estimating total costs to be incurred as calculated on a labor hour basis. We periodically review and test our estimates, specifically those related to the valuations of intangibles including acquired software, goodwill, customer lists, trademarks and other intangibles, and capitalized software. Actual results may differ materially from these estimates.

Restatement

In 2002, we discovered accounting and reporting errors within our Quarterly Report on Form 10-Q as filed for the three months ended March 31, 2002 and our 2001 Annual Report on Form 10-K as filed for the years ended December 21, 2001, 2000 and 1999. These errors resulted in us determining that the reports for these years needed to be restated. In June 2003, we amended and restated our December 31, 2001 Annual Report on Form 10-K/A. In August 2003, we amended and restated our March 31, 2002 Quarterly Report on Form 10-Q/A.

Revenue Recognition

Our revenue in the ordinary course of business is principally generated from two sources: (i) licensing arrangements and (ii) services and other.

Our license revenue consists of fees for licenses of proprietary and third-party software. Cost of license revenue primarily includes third-party software, royalties and amortization of capitalized software. Our services revenue and other consists of maintenance, customer training and consulting services and fees for providing management services such as accounts receivable and payment collection outsourcing, specialized staffing, analytical services, seminars and hardware. Cost of services consists primarily of salaries, benefits, and allocated costs related to providing such services, labor costs for engineers performing implementation services and technical support, training personnel and third-party hardware.

We sell our products through our direct sales force. Our license agreements for such products do not provide for a right of return, and historically product returns have not been significant.

We recognize revenue on our software products in accordance with AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions; SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts; and SEC Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, and SAB 104, Revenue Recognition.

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

SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance, support and professional services, based on the relative fair values of the elements specific to us. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (“VSOE”). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

We allocate revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the maintenance portion of the arrangement based as if sold separately and measured by the renewal rate offered to the customer. The professional services portion of the arrangement is based on hourly rates which we charge for these professional services when sold separately from software. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The proportion of revenue recognized upon delivery may vary from quarter to quarter depending upon the mix of licensing arrangements, perpetual or term-based, and the determination of VSOE of fair value for undelivered elements.

Certain of our perpetual and time-based licenses include unspecified additional products. We recognize revenue from these contracts ratably over the term of the arrangement.

Contract accounting is applied where services include significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with SOP 81-1, whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and judgment related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in its consolidated financial statements. A number of internal and external factors can affect its estimates, including labor hours, utilization, changes to specification and testing requirements and collectibility of unbilled receivables.

Service revenues from software maintenance and support are recognized ratably over the maintenance term, which in most cases is one year. Service revenues from training, consulting and other service elements are recognized as the services are performed.

Service revenues from providing management services such as accounts receivable and payment collection outsourcing are recognized in accordance with SAB 104. When all criteria for revenue recognition, as noted above, have been met, revenue is recognized as services are performed. If collectibility is not considered probable, revenue is recognized when the fee is collected.

Deferred revenue includes amounts received from customers for which revenue has not been recognized that generally results from deferred maintenance, consulting and training services not yet rendered and license revenue deferred until all revenue requirements have been met or as services have been performed. Additionally, there are a large number of term-based licenses which are recognized over the term of the contract, which is generally one year. Unbilled receivables are established when revenue is deemed to be recognized, based on our revenue recognition policy, however, we do not have the right to bill the customer per the contract terms.

Accounts Receivable and Allowance for Doubtful Accounts

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

Intangible Assets

Goodwill—In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are to be separately disclosed on the balance sheet, and no longer amortized but subject to annual impairment tests. With the adoption of SFAS 142, we ceased amortization of goodwill as of January 1, 2002. Prior to this point, goodwill was amortized using the straight-line method over its estimated useful life.

SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (i.e., business segments) upon adoption and at least annually thereafter using a two-step impairment analysis. In accordance with SFAS 142, we performed the first of the required two-step impairment tests of goodwill and indefinite-lived assets as of January 1, 2002. In performing the first step of this analysis, we first assigned our assets and liabilities, including existing goodwill and other intangible assets, to our identified reporting units to determine their carrying value. For this purpose, our reporting units equated to our three business segments. Our reporting units equate to our business segments since this is the lowest level of QuadraMed at which operating plans are prepared and operating profitability is measured for assessing management performance. We estimated the fair value of each reporting unit with significant goodwill utilizing various valuation techniques including the Income Approach and the Market Approach. The Income Approach provides an estimation of the fair value of a reporting unit based on the discounted cash flows derived from the reporting unit’s estimated remaining life plus the present value of any residual value. The Market Approach indicates the fair value of a reporting unit based upon a comparison to publicly-traded companies in similar lines of business. Step one of this analysis was then completed by comparing the carrying value of each of the-analyzed reporting units to its fair value. This comparison resulted in the fair values of the analyzed reporting units exceeding the carrying values of the net assets. Accordingly, no indicators of impairment existed. As a result, we did not perform step two as described by SFAS 142.

As of January 1, 2003 and 2004, we reviewed the goodwill for impairment. The result of performing step one of this analysis resulted in the fair values of the analyzed reporting units exceeding the carrying values of the net assets once again. Accordingly, step two was not performed.

Capitalized Software—Software development costs are capitalized upon the establishment of technological feasibility, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs are capitalized based upon an assessment of their recoverability. This assessment requires considerable judgment by management with respect to various factors, including, but not limited to, anticipated future gross margins, estimated economic lives, and changes in software and hardware technology. Amortization is based on the greater of the ratio that current revenues bear to total and anticipated future revenues for the applicable product, or the straight-line method over the remaining estimated economic life of the product, generally five years, and is charged to cost of licenses.

Other Intangible Assets—Other intangible assets primarily relate to acquired software, trademarks and customer lists acquired in our purchase business combinations. On January 1, 2003, we adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which generally requires impairment losses to be recorded on long-lived assets (excluding goodwill) used in operations, such as property, equipment and improvements, and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The provisions of this statement did not have a significant impact on our financial condition or operating results.

On an annual basis, we review our intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets in accordance with the recently-adopted provisions of SFAS No. 144. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their net realizable values. Amortization of other intangible assets totaled $2.3 million, $2.5 million and $2.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization of acquired software, which is included within amortization, impairment and other operating charges on the Consolidated Statements of Operations, totaled $430,000, $766,000 and $900,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Stock-Based Compensation

SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation— Transition and Disclosure, encourages, but does not require, companies to record compensation cost for stock based employee compensation plans at fair value. We have chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

Recent Accounting Standards

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment FASB Statement No. 13, and Technical Corrections. This statement updates and clarifies existing pronouncements relating to classification and reporting of gains and losses from the extinguishment of debt, the treatment of sale-leaseback transactions and also makes technical corrections to existing pronouncements. We adopted the provisions of SFAS No. 145 effective January 1, 2003. The adoption of SFAS No. 145 did not have a significant impact on our financial condition, results of operations and cash flows; however, in connection with adopting this standard we reclassified in our 2001 financial statements, the gain on the redemption of the debentures to other income.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation, which was revised in December 2003, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected residual returns. FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. FIN 46 was immediately effective for variable interest entities created or entered into after January 31, 2003 and is effective in the first reporting period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on our consolidated results of operations, financial position or cash flows.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which supercedes portions of SAB 101. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21. While the wording of SAB 104 changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB No. 104 did not have a material effect on our consolidated results of operations, financial position or cash flows.

In December 2003, the FASB revised SFAS No. 132—Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revisions to SFAS No. 132 retain the disclosure requirements contained in the original SFAS No. 132 but require additional disclosures describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required disclosures have been included in our Consolidated Financial Statements.

Results of Operations

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Year ended December 31,
	(In thousands, except percentages)
	2003		2002		2001
Revenue
Services and other	$79,193	63.3%	$77,539	70.8%	$82,477	70.5%
Licenses	45,912	36.7	32,046	29.2	34,569	29.5

Total revenue	125,105	100.0	109,585	100.0	117,046	100.0

Cost of revenue
Cost of services and other	39,805	50.3	36,304	46.8	33,841	41.0
Cost of licenses	8,228	17.9	8,924	27.8	8,936	25.9

Total cost of revenue	48,033	38.4	45,228	41.3	42,777	36.5

Gross margin	77,072	61.6	64,357	58.7	74,269	63.5

Operating expenses
General and administrative	45,072	36.0	40,773	37.2	35,265	30.1
Sales and marketing	22,752	18.2	21,551	19.7	20,710	17.7
Research and development	23,092	18.5	17,530	16.0	14,813	12.6
Amortization and other operating charges	2,314	1.8	3,108	2.8	9,069	7.8

Total operating expenses	93,230	74.5	82,962	75.7	79,857	68.2

Loss from operations	$16,158	12.9%	$18,605	17.0%	$5,588	4.8%

Year Ended December 31, 2003 compared to 2002

Revenue

Total Revenue. Total revenue for 2003 of $125.1 million increased $15.5 million, or 14.2%, over 2002. Almost $13.9 million of the increase relates to license revenue, as discussed below under “Licenses”. Enterprise product solutions contributed $6.9 million and Health Information Management (HIM) product solutions contributed $6.9 million to the increase in license revenue. Service revenue increased $1.7 million but that included a $3.3 million decline attributable to the Financial Services segment.

2003 total revenue of the Enterprise product solutions increased to $77.0 million, $9.0 million or 13.3%, over 2002, HIM product solutions increased to $39.0 million, $9.8 million or 33.7% over 2002 and Financial Services decreased to $9.2 million, a decline of $3.3 million or 26.7% less than 2002.

Moderate sequential increases in total revenue took place over the first three quarters of 2003. Total revenue was approximately $29.5 million, per quarter, in the first three quarters of 2003 versus an average of $26.4 million, per quarter, in the first three quarters of 2002. Total revenue for the fourth quarter of 2003 of $36.7 million increased $7.0 million over third quarter 2003 and $6.2 million over fourth quarter 2002. The increases are primarily attributable to license revenue. $2.3 million relates to annual customer acceptance of one Affinity contract, $1.7 million to completing the installation of HIM contracts in the fourth quarter of 2003 and more than $1.1 million to new HIM contracts signed in the fourth quarter of 2003

Services and Other. Services and other revenue consists of professional services, such as implementation and installation services, training, maintenance, which consists of technical support and product upgrades, hardware, reimbursable expenses and other service revenue. Professional services are typically provided over a period of three to six months for the HIM Software division and up to two years for the Enterprise division. These services are provided subsequent to the signing of a software license arrangement and depend in large part on our software license revenues. Financial Services’ revenue is recognized as services are performed. Our maintenance revenues depend on both licenses of our software products and renewals of maintenance agreements by our existing customer base. Services and other revenue increased $1.7 million or 2.2%, to $79.2 million in 2003 from $77.5 million in 2002. Maintenance revenue was

$36.2 million and $35.2 million for 2003 and 2002, respectively. Hardware revenue was $4.8 million and $4.1 million for 2003 and 2002, respectively.

The majority of the increase was attributed to the growth in installation revenue of $1.4 million and support revenue of $720,000 from the Affinity suite of products. There were a number of contracts signed in 2002, which have now been recognized under percentage of completion in 2003. Additionally, in the last quarter of 2002, there were a number of vertical sales, which created an increase in revenue recognition for 2003. The Affinity suite of products continues to maintain and increase its levels in support revenue.

The improvement in productivity of the HIM’s professional services organization resulted in an increase of $1.6 million in training and installation revenue in 2003.

The Financial Services business declined substantially during the year by approximately $3.3 million due to a decrease in the quality of assignments and average lower contract fees. The largest decrease was in Accounts Receivable Management as a result of loss of several major customers.

Licenses. License revenue consists of fees for licenses of proprietary and third-party software. We market our products through our direct sales force. License revenue increased $13.9 million in 2003 to $45.9 from $32.0 million in 2002. The increase is primarily attributable to the timing of revenue recognition of certain large contracts, an expansion of our customer base and new product introductions at the end of fiscal year 2002.

License revenue for HIM software products increased $6.9 million primarily due to acceptance and completion of installation and introduction of Quantim suite of products at the end of fiscal year 2002. The government HIM revenue increased by $2.2 million year over year due to increased sales during 2003. Government contracts are primarily term based and recognized ratably over 12 months.

License revenue related to the Affinity suite of products increased $6.9 million primarily due to timing of revenue recognition on a number of large contracts entered into the latter half of 2002. Secondly, there was a full year of license revenue in 2003, from the acquisition of Pharmacy Data Systems, Inc. (PDS) in June 2002 which accounted for an increase of $1.4 million. Additionally, there was a large contract where revenue was recognized at the end of the year due to customer acceptance at December 31, 2003.

Cost of Revenue and Gross Margin

Cost of Services and Other. Cost of services and other consists of salaries and related expenses associated with services performed for customer support and implementation and consulting services as well as third-party hardware costs. Cost of services and other increased $3.5 million or 9.6%, to $39.8 million in 2003 from $36.3 million in 2002. As a percentage of services and other revenue, cost of services and other was 50.3% in 2003 compared to 46.8% in 2002.

The majority of the increase was a result of the Enterprise division. Most of the increase was attributable to the increase in salary, bonuses and related benefits of $2.4 million. There was a slight increase in hardware costs of $576,000 which corresponds to the increase in hardware revenue as well as recognition of deferred costs related to the applicable recognition of revenue based on completed contract offset by other operating expenses.

The HIM software division cost of services and other increased as well, but to a lesser extent, due to an increase in salaries and related benefits of $1.3 million. The Financial Services division cost of services was flat year over year.

Cost of Licenses. Cost of license consists primarily of third party software, royalties and amortization of capitalized software. A significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to third-party software embedded within our software applications. Generally, royalty fees for third-party licenses will fluctuate based on revenue or the number of the Company’s customers and therefore will fluctuate on a quarter to quarter basis. Cost of license decreased $696,000 or 7.8% to $8.2 million in 2003 from $8.9 million in 2002. The decrease was associated with a reduction in third party software licenses related to Affinity product sales.

Gross Margin. Total gross margin increased $12.7 million or 19.7% to $77.1 million in 2003 from $64.4 million in 2002. The increase in gross margin is primarily attributable to the higher software license revenue in 2003, which has higher margins relative to services and other revenue.

The HIM software division contributed an $8.5 million increase in gross margin for the year, due to increased license revenue in 2003. There was an increase of $1.0 million in cost of services and other in the year. The Enterprise division gross margin also increased $7.2 million in 2003 predominately related to the license revenue growth offset by the costs in services and other.

The Financial Services division gross margins decreased $3.0 million in 2003 as expenses could not be reduced to offset the decline in revenue.

Operating Expenses

General and Administrative. General and administrative expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administrative expenses increased $4.3 million or 10.5% to $45.1 million in 2003 from $40.8 million in 2002. As a percentage of total revenue, general and administrative expense was 36.0% in 2003 compared to 37.2% in 2002.

The increase in general and administrative expense was primarily due to an increase in salaries, and related benefits of $1.7 million, retention bonuses for key personnel and incentive bonus expense due to achieving financial targets in 2003 of $2.2 million, $1.2 million increase to bad debt expense, less other reductions of operating expenses of $800,000.

General and administrative expense included $7.5 million in payments to accountants, attorneys and consultants in both the last half of 2002 and the first half of 2003 related to the restatement of the financial statements. The total cumulative amount spent for both years was $15.0 million.

General and administrative expenses increased $3.5 million to $12.3 million for the fourth quarter in 2003 compared to $8.8 million in third quarter of 2003. The increase was attributable to $2.0 million in bad debt expense and $1.0 million in retention bonus.

Sales and Marketing. Sales and marketing expense includes costs associated with our sales and marketing personnel and product marketing personnel and consists primarily of compensation and benefits, commissions and bonuses and promotional and advertising expenses. Sales and marketing expense increased $1.2 million or 5.6% to $22.8 million in 2003 compared to $21.6 million in 2002. As a percentage of revenue, sales and marketing expense was 18.2% compared to 19.7% in 2002.

The majority of the increase was related to salary, bonus and related benefits due to headcount increases and achieving targets on bonuses of $2.2 million offset by a decrease in marketing events and other operating expenses of $1.0 million in the Enterprise division.

Research and Development. Research and development expense includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities and primarily relates to compensation and benefits costs. Research and development expenses increased $5.6 million or 31.7%, to $23.1 million in 2003 from $17.5 million in 2002. As a percentage of revenue, research and development expense was 18.5% in 2003 compared to 16.0% in 2002.

The increase in research and development expense was primarily due to the continued development of key products in the Enterprise division which was responsible for $4.0 million of such expense. The substantial increase in development investment was targeted at the continued development of advanced clinical systems including Computerized Physician Order Entry. Research and development expenses in the HIM Software division were targeted at development of new modules of the Quantim suite of healthcare information management products including Quantim Abstracting, and Quantim Electronic Document Management. There were no capitalized software costs from software development in 2003 compared to $1.8 million in 2002.

Amortization and Other Operating Charges. Amortization and other operating charges represented amortization of identifiable intangible assets and in-process research and development. Amortization and other operating charges decreased $794,000 to $2.3 million in 2003 compared to $3.1 million in 2002. The expenses in 2003 represent amortization of identifiable intangible assets. The decrease year over year was primarily associated with acquired software amortization, which became fully amortized at the end of the fourth quarter in 2002 and write-off of in-process research and development expense of $400,000 associated with the acquisition of PDS in 2002.

Other Income (Expense)

Other Income (Expense), Net. Net other expense increased $5.6 million to $7.8 million in 2003 from $2.3 million in 2002. The increase was primarily due to the additional interest expense on the new debt entered into April 2003, which has a current interest rate of 10%, and amortization of the associated expense related to the warrants, offset by other income. Additionally, included in 2002 was a $1.5 million earn-out provision credit from the sale of EZ-CAP.

Year ended December 31, 2002 compared to 2001

Revenue

Services and Other. Services and other revenue consists of consulting, maintenance, installation, hardware, reimbursable expenses and other service revenue. Service revenue was $77.5 million in 2002, a decrease of $5.0 million or 6.0% from $82.5 million in 2001. The decrease was primarily due to decrease in services of $3.3 million associated with the sale of the EZ-CAP Division in August 2001 and a $4.6 million reduction in Financial Services Division, offset by a slight increase in service revenue from the Enterprise and HIM Software Divisions.

Licenses. License revenue consists of license and third-party software sales. License revenue in 2002 was $32.0 million, a decrease of $2.6 million or 7.5% from $34.6 million in 2001. The decrease in license revenue was primarily attributable to the decrease in license of $3.0 million associated with the sale of EZ-CAP Division revenue offset by an increase of $2.2 million in HIM Software licenses.

Cost of Revenue

Cost of Services and Other. Cost of services and other consists of salaries and related expenses associated with services performed for customer support and consulting services as well as third-party hardware costs. Cost of services in 2002 was $36.3 million, an increase of $2.5 million or 7.3% from $33.8 million in 2001. The increase was related to increased costs at each division, with the Financial Services, Enterprise and HIM Software Divisions contributing $1.4 million, $700,000 and $400,000 to the increase, respectively. The increases result from increased salaries and benefits of approximately $900,000, increased miscellaneous overhead costs (including rent and depreciation) of approximately $400,000, and $1.3 million in expenses due to analysis of various accounts as part of the restatement review.

Cost of Licenses. Cost of licenses consists of third party royalties and amortization of capitalized software. Cost of licenses in 2002 and 2001 was $8.9 million.

Operating Expenses

General and Administration. General and administration expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administrative expenses were $40.8 million in 2002, an increase of $5.5 million or 15.6% compared to $35.3 million in 2001. As a percentage of total revenue, general and administration expense increased to 37.2% in 2002 from 30.1% in 2001. The increase was primarily due to an increase in accountants’, consultants’ and attorneys’ fees, as part of the restatement process in the year of approximately $7.5 million, offset by other operating costs.

Sales and Marketing. Sales and marketing expense includes costs associated with our sales and marketing personnel and consists of compensation and benefits, commissions, promotional and advertising expenses. Sales and marketing expense increased by only $841,000 in 2002 to $21.6 million from $20.7 million in 2001.

Research and Development. Research and development expense includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes compensation and benefits expense. Research and development expense for 2002 was $17.5 million, an 18.3% increase from 2001. Research and development expenses increased to 16.0% of revenue in 2002 from 12.6% in 2001. The increase in research and development expense was due to increased product development efforts on the Computerized Physician Order Entry product. In addition to these expenses, we capitalized $1.8 million in development costs representing 10% of research and development expenditures in 2002, compared to $1.8 million or 11.0% of expenditures in 2001, on products qualifying for capitalization under the definition of technological feasibility.

Amortization, Impairment and Other Operating Charges. Amortization, impairment and other operating charges were $3.1 million and $9.1 million in 2002 and 2001 respectively, which primarily consists of amortization of goodwill and other intangible assets. These amounts declined to $2.5 million in 2002 from $6.2 million in 2001 as certain assets reached the end of their amortized lives and goodwill was not amortized in 2002 compared to $3.4 million amortized in 2001.

Other Income (Expense)

Interest Income (Expense). Interest expense, net of interest income, was $2.8 million and $2.7 million for 2002 and 2001, respectively. Interest expense was principally due to our Debentures, offset by interest earned on our cash and investments.

Gain on Sale of Assets. In 2002, we recorded a gain of $8.8 million on the sale of the HIM Services Division and received $1.5 million related to an earn-out provision on the 2001 sale of EZ-CAP. We recorded a $7.1 million initial gain on the sale of our EZ-CAP business in 2001.

Gain on Redemption of Bonds. During 2001, we repurchased approximately $41.3 million of our Debentures on the open market for a total of $28.4 million in cash, resulting in a gain of $12.9 million.

Discontinued Operations

On December 31, 2002, we announced the sale of certain assets of our HIM Services Division to Precyse Solutions, LLC. We received $14 million in cash (of which $1.5 million is to be held in escrow for 18 months) and a $300,000 promissory note with a two-year term. We recorded a gain of $8.8 million in connection with the sale.

The results of operations for HIM Services have been presented as a discontinued operation for all periods presented. The HIM Services operating results were as follows (in thousands):

	Year ended December 31,
	2002	2001
Revenue	$17,313	$19,735

Income (loss) from operations of discontinued operation	$(2,280)	$(2,539)
Gain on disposal	8,776	—

Total income (loss) on discontinued operations	$6,496	$(2,539)

Liquidity And Capital Resources

Balance Sheet

As of December 31, 2003, we had $36.9 million in cash, cash equivalents and short-term investments, compared to $26.2 million as of December 31, 2002. As of December 31, 2003, we had working capital of $13.0 million compared to $18.1 million as of December 31, 2002.

Accounts receivable remained relatively consistent from December 31, 2003 to December 31, 2002, decreasing approximately $740,000 on a net basis including a net decrease in the allowance for doubtful accounts of approximately $940,000. Prepaid expenses and other accrued liabilities increased by $2.6 million and $1.1 million, respectively from December 31, 2002 to December 31, 2003 principally due to third-party royalties owed on HIM government sales. An additional $1.3 million of other accrued liabilities resulted from accrued interest on the 2008 Debt issued in April 2003.

Deferred revenue increased by $9.0 million from December 31, 2003 to December 31, 2002 primarily due to $5.3 million related to HIM government, $2.6 million in other HIM software division and $1.1 million in Enterprise Division sales. The increase in HIM government deferred revenue is due to the increase in sales in 2003 compared to 2002. Government contracts are primarily term-based and recognized ratably over twelve months. The balance in deferred revenue is a result of software maintenance and term-based licenses. Maintenance revenue is recognized ratably over the maintenance term, and term-based licenses are recognized over the term of the contract, which are both generally one year.

On March 4, 2003, our common stock was delisted from the Nasdaq National Market. The delisting constituted a “Repurchase Event” under the provisions of our 5.25% Convertible Subordinated Debentures Agreements due 2005. Upon such an event, the 2005 Indenture grants to each debenture holder the right, at the holder’s option, to require us to repurchase all or any of the holder’s debentures. On April 17, 2003, we issued $71.0 million of Senior Secured Notes due 2008. The proceeds from the issuance of the 2008 Debt were used to repurchase $61.8 million (plus $1.5 million in accrued interest) of the 2005 Debt required to be repurchased. Accordingly, the net proceeds as a result of the issuance of the 2008 Debt, less the costs (including fees) associated with the repurchase of the 2005 Debt, were $8.5 million, with $11.9 million of the 2005 Debt remaining outstanding. Additionally, the repurchase right on the 2005 Debt remaining outstanding expired on April 17, 2003.

The 2008 Debt bears interest at an initial rate of 10%, of which 6% is due in semi-annual cash coupon payments in the first year with the remainder added to the outstanding principal balance of the debt. The interest rate on the 2008 Debt will be reduced to 9% upon the relisting of our common stock on the Nasdaq, including Nasdaq Small Cap or any U.S. National Market. The 2008 Debt is secured by substantially all of our intellectual property. In addition, the 2005 Debt and the 2008 Debt contains certain events of default which may require us to redeem the 2008 Debt earlier than its scheduled maturity date. These events include: failure to timely repay principal or interest owed on the debt, default under any other borrowing, and bankruptcy.

As part of the 2005 Debt refinancing, we also issued warrants to purchase 11.6 million shares of common stock, of which warrants for 11.3 million shares were issued to purchasers of the 2008 Debt and warrants for 283,000 shares were issued as compensation for services provided with the offering. The warrants have a term of five years, an exercise price of $.01 per share, and are subject to certain anti-dilution provisions, including dilution from the issuance of shares in settlement of any existing litigation. We valued the warrants using the Black-Scholes valuation model using a volatility of 142%, expected life of 5 years, 2.74% risk-free interest rate and no dividend yield. The result was a fair value of $12.9 million for the warrants issued to debt holders. This amount was recorded as a discount to the debt and will be amortized to interest expense ratably, using a method that approximates the effective interest method over the 5-year term of the debt. In addition, costs associated with the debt offering, including the warrants for 283,000 shares, totaled $1.0 million, which will be amortized to interest expense ratably over the same term.

In October 2003, $1.3 million of interest due on the 2008 Debt was converted into principal on the debt in accordance with the provisions described above. At December 31, 2003, long-term debt consisted of a principal balance of $11.9 million for the 2005 Debt, $72.3 million for the 2008 Debt and unamortized expense related to the warrants of $11.1 million.

As of December 31, 2003, we had $36.9 million in cash and cash equivalents as compared with $33.2 million as of September 30, 2003, The increase results from a net loss of $1.8 million offset by non-cash expenses of $5.2 million, a $1.3 million increase in working capital, $2.4 million of short-term investments which matured in Q4 2003 and $800,000 of expenditures on property and equipment. Accounts payable decreased by $1.6 million from September 30, 2003 to December 31, 2003, reflecting the timing of payments. Accrued payroll and related expenditures increased by $3.0 million from September 30, 2003 to December 31, 2003, reflecting both retention and company-wide incentive bonuses of $2 million. $600,000 in salary and related costs were associated with the closure of our San Rafael office. Finally, other accrued liabilities decreased by $1.6 million related to the October coupon payment on our 2008 Debt.

Cash Flows

	Year ended December 31,
(in thousands)	2003	2002	2001
Cash provided by (used in) operating activities	$802	$(982)	$13,844
Cash provided by (used in) investing activities	$3,613	$(6,602)	$17,097
Cash provided by (used in) financing activities	$8,866	$1,448	$(28,510)
Net increase (decrease) in cash and cash equivalents	$13,281	$(6,136)	$2,431

Cash provided by (used in) operating activities was $802,000, $(982,000), and $13.8 million in 2003, 2002, and 2001, respectively. The $802,000 of cash provided by operations in 2003 arose from the $23.9 million loss from operations offset by non-cash expenses of $14.5 million and $10.2 million provided by changes in other working capital items. The $982,000 of cash used by operations in 2002 arose from the $20.9 million loss from continuing operations and $2.3 million cash used in discontinued operations offset by non-cash expenses of $12.2 million and $11.4 million provided by changes in other working capital items partially offset by a non-cash gain of $1.5 million on the sale of assets. The $13.8 million of cash provided by operating activities in 2001 was primarily due to net income from continuing operations of $12.0 million, $1.7 million used in discontinued operations, net non-cash related expenses of $18.3 million, and a net decrease in operating assets and liabilities of $5.3 million, partially offset by non-cash gains on the redemption of debentures of $12.9 million and the sale of assets of $7.1 million.

Net cash provided by (used in) investing activities was $3.6 million, $(6.6) million, and $17.1 million in 2003, 2002, and 2001, respectively. Investing activities provided $3.6 million of cash in 2003 primarily from $4.2 million in cash received in 2003 from the 2001 and 2002 sale of assets associated with the EZ-CAP managed care software business and HIM Services division, respectively, and $2.4 million from the redemption of short-term investments partially offset by $3.3 million in purchases of equipment. Investing activities consumed $6.6 million of cash in 2002 primarily for the acquisition of businesses $(11.9) million, the purchases of equipment $(2.6) million, and the development of software $(1.8) million. These cash outflows were offset in part by $9.8 million received from the sale of assets. Of the $17.1 million provided in 2001, $8.1 million came from the sale of the EZ-CAP managed care software business, $1.3 million from the release of restricted cash, and $12.2 million from the sale of available-for-sale securities, offset in part by $2.7 million in equipment purchases and $1.8 million in expenditures on capitalizable software.

Net cash provided by (used in) financing activities was $8.9 million, $1.4 million, and $(28.5) million in 2003, 2002, and 2001, respectively. The $8.9 million of cash generated from financing activities in 2003 arose from $8.5 million in proceeds received in connection with the refinancing of our 2005 Debt and issuance of our 2008 Debt in April 2003 and $339,000 of proceeds from the issuance of common stock. The $1.4 million of cash generated by financing activities in 2002 arose from $1.9 million of proceeds from the issuance of common stock offset by $455,000 of debt repayments. Financing activities in 2001 included the repurchase of $41.3 million of our debentures at a $12.9 million gain, the purchase of 200,000 shares of treasury common stock amounting to $821,000 and $800,000 in proceeds from the issuance of common stock. The Board of Directors has authorized us to repurchase our 2005 Debt at our discretion and to repurchase up to 6 million shares of treasury stock.

Cash provided by (used in) operating activities was $(6.4) million, $1.0 million, $4.1 million and $2.1 million, sequentially for the four quarters of 2003. The changes primarily relate to the reduction in net loss during the year, $(10.7) million, $(6.3) million, $(5.2) million, and $(1.8) million per quarter respectively, from Q1 through Q4 2003 as adjusted for non-cash depreciation and amortization and bad debt charges which averaged a combined $3.6 million per quarter and reductions in working capital of $1.5 million, $3.8 million, $6.2 million and $(1.3) million per quarter respectively, from Q1 through Q4 2003.

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of December 31, 2003 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3years	3-5years	After 5 years
Principal on long-term debt (1)	$85,671	$—	$11,931	$73,740	$—
Interest on long-term debt	32,604	6,482	15,061	11,061	—
Operating leases	26,514	4,543	7,867	7,389	6,715
Other long-term obligations	966	483	483	—	—

Total contractual cash obligations	$145,755	$11,508	$35,342	$92,190	$6,715

Other Commercial Commitments
Standby letters of credit	$4,076	$1,100	$0	$2,620	$356

Total commercial commitments	$4,076	$1,100	$0	$2,620	$356

(1)	Includes $1,446,000 of interest, which will be converted to principal when the coupon payment becomes due in April 2004 in accordance with the provisions of the debt agreement.

Included in this commitments schedule above, as operating leases, is approximately $5.7 million associated with our San Rafael, California lease for years 2004 through 2009. In connection with the relocation of our corporate headquarters to Reston, Virginia, we intend to vacate or sublease the San Rafael, California facility in 2004.

As of December 31, 2003, we had approximately $26.5 million in minimum operating lease commitments that will be repaid through 2011. In addition, we have a Supplemental Executive Retirement Plan that will require total payments from 2008 through 2027 estimated at $7.8 million. We owe annual premiums of $483,000 on the SERP through 2005 to fund this obligation. Finally, we have $4.1 million of funds in certificates of deposit held as collateral on standby letters of credit under bank financing agreements related to certain of our lease agreements and contractual guarantees. These amounts reflect current requirements as of December 31, 2003, and may be reduced in the future.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments. In addition, cash used in investing activities may fluctuate due to our software development efforts, which are expected to increase in 2004, any acquisition or disposition we may undertake, and costs associated with our investments in fixed assets and information technology. For additional discussion, see the Risk Factors section.

We do business directly and through our subsidiaries, all of which are wholly owned and operated under common management. Because our subsidiaries do not have material indebtedness or obligations for which QuadraMed is not also liable, we do not believe that there is any significant risk that our subsidiaries would be precluded from distributing funds which we would need to satisfy our obligations under our indebtedness.

We believe that we will have sufficient liquidity and capital resources to fund our scheduled debt and other obligations through the next twelve months.

Off-Balance Sheet Arrangements

We do not have any intercompany loans or any off balance sheet arrangements.

Inflation

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

RISK FACTORS

Our business and future performance may be affected by the following. You should carefully consider the following factors and other information set forth in this report, including our financial statements and the related debt. The risks set forth below are in addition to risks that apply to most businesses.

Our Indebtedness Could Prevent Us from Fulfilling Our Obligations under the Debt and May Negatively Affect Our Financial and Operating Flexibility.

We have now and will continue to have for the foreseeable future a considerable amount of indebtedness. As of December 31, 2003, we had approximately $84 million of outstanding indebtedness, which consists of the 2008 Debt and the debt issued under a May 1, 1998 indenture agreement for $115 million in debentures maturing on May 1, 2005 (the “2005 Debt”). Our current debt service obligation is $6.5 million (defined as payments due in less than one year from December 31, 2003). Our outstanding indebtedness could have important consequences to you. It could:

•	Make it more difficult to satisfy our obligations with respect to our debt obligations;

•	Limit our ability to obtain additional financing to operate or grow our business;

•	Limit our financial flexibility in planning for and reacting to industry changes;

•	Require us to dedicate a material portion of our operating cash flow to fund interest payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes; and

•	Place us at a competitive disadvantage as compared to less leveraged companies.

We Have Incurred Losses from Continuing Operations for the Past Five Years, Except 2001. If We Continue to Incur Substantial Losses from Continuing Operations in the Future, Our Ability to Honor the Debt May be Impaired. Our Ability to Meet Our Debt Service Obligations Depends on Our Future Performance.

We incurred losses from continuing operations of $23.9 million and $20.9 million for the years ended December 31, 2003 and 2002, respectively. Although we had income from continuing operations of $12.0 million in 2001, we incurred loses for continuing operations of $39.4 million in 2000. If we are unable to achieve or sustain profitability, it may impair our ability to pay principal and interest on the debt and on our other indebtedness as it becomes due, to obtain future equity or debt financing, or to do so on economical terms and to sustain and expand our business

Our ability to make such payments depends on our future operating performance. Future operating performance is subject to market conditions and business factors, which are often outside of our control. Therefore, we are not able to assure you that we will have sufficient cash flow to pay the principal and interest on our debt and other indebtedness. If our cash flow and capital resources are not enough to allow us to make our scheduled payments on the debt and other indebtedness, we may have to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. We cannot assure you that the terms of our indebtedness will allow these alternative measures or that such measures would satisfy the scheduled debt service obligations. If we are unable to make the scheduled payments on the debt or other indebtedness, we will be in default, and our debt holders could declare all outstanding principal and interest to be due and payable.

We Are Subject to a Formal SEC Inquiry as a Result of the Restatement of Our Financial Statements, and the SEC May Institute an Enforcement Action against Us.

Following our August 12, 2002 announcement that we intended to restate prior period financial statements, the staff of the San Francisco District Office of the SEC requested certain information concerning the anticipated restatement as part of an informal, preliminary inquiry.

On February 28, 2003, we reported that the SEC had issued a formal non-public order of investigation concerning our accounting and financial reporting practices for the period beginning January 1, 1998. On October 10, 2003, we announced that the Staff of the San Francisco District Office of the Securities and Exchange Commission has informed us that the Staff intends to recommend to the SEC that it institute an enforcement action against us for violations of the antifraud, periodic filing and books and records provisions of the federal securities laws. The proposed recommendation concerns our accounting for transactions that we entered into with Health+Cast LLP in 1998 and 1999. The 1999 transactions were restated as part of the restatement of our 1999 financial statements. The Staff invited us to make a Wells submission with respect to the proposed recommendation. We plan to continue to discuss this matter with the Staff; however, we cannot predict when the SEC will conclude its inquiry, or the outcome and impact thereof. The Staff also indicated that it does not presently intend to recommend any action against QuadraMed’s current officers, directors or employees.

Our Common Stock Has Been Delisted from the Nasdaq Stock Market, which Could Result in Loss of Investors, Increased Obligations under State Securities Laws, and Decreased Coverage by Securities Analysts.

We received notice from the Nasdaq Stock Market requiring us to file Forms 10-Q for the quarters ended June 30 and September 30, 2002 as well as restated financial statements for the years ended December 31, 2001, 2000, and 1999 on or before February 28, 2003. Because we were unable to meet these requirements in a timely manner, on March 4, 2003 our Common Stock was delisted from the Nasdaq Stock Market. The delisting of our stock triggered a repurchase event under the terms of a May 1, 1998 indenture agreement for our 2005 Debt. This repurchase event required us to partially refinance our 2005 Debt. On April 17, 2003, we repurchased $61.8 million of our outstanding 2005 Debt and issued $71 million in 2008 Debt and warrants to purchase 11,303,842 shares of our Common Stock. We also issued warrants to purchase 282,596 shares of our Common Stock to Philadelphia Brokerage Corporation as consideration for their assistance with the issuance of the 2008 Debt.

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

We Have a Limited Trading Market, which Could Affect Your Ability to Sell Shares of Our Common Stock and the Price You May Receive for Our Common Stock.

There is currently a limited trading market for our Common Stock on the Over-the-Counter Bulletin Board and the “Pink Sheets”. The ability to trade our Common Stock on the over-the-counter market depends on the presence and investment decisions of willing buyers and sellers. Therefore, the market of investors who are willing to purchase our Common Stock is limited, the volume of our Common Stock traded on a daily basis is low, and the liquidity of our Common Stock is limited. All of these will affect your ability to sell and the price you may receive for our Common Stock. While we have applied for quotation of our Common Stock on the American Stock Exchange (“AMEX”) and the Boston Stock Exchange (“BSE”), there can be no assurance that our Common Stock will be accepted for quotation by the AMEX, the BSE, or any other exchange.

The Trading Price of Our Common Stock Has Been, and Is Expected to Continue to Be, Volatile.

The Nasdaq National Market on which our common stock was listed, the “Pink Sheets” over-the-counter market and the Over-the-Counter Bulletin Board, where our stock currently trades, and stock markets in general, have historically experienced extreme price and volume fluctuations that have affected companies unrelated to their individual operating performance. The trading price of our common stock has been and is likely to continue to be volatile due to such factors as:

•	Variations in quarterly results of operations;

•	Announcements of new products or acquisitions by our competitors;

•	Government regulatory action;

•	Resolution of pending or unasserted litigation, including the existing stockholder lawsuits and SEC investigation;

•	Developments or disputes with respect to proprietary rights; and

•	General trends in our industry and overall market conditions.

Movements in prices of equity securities in general may also affect the market price of our common stock.

Our Quarterly Operating Results Are Subject to Fluctuations, which Could Adversely Affect Our Financial Results and the Market Price of Our Common Stock.

Our quarterly operating results have varied significantly in the past and may fluctuate in the future as a result of a variety of factors, many of which are outside our control. Accordingly, quarter-to-quarter comparisons of our operating results may not be indicative of our future performance. Some of the factors causing these fluctuations include:

•	Variability in demand for products and services;

•	Introduction of product enhancements and new products by us and our competitors;

•	Timing and significance of announcements concerning present or prospective strategic alliances;

•	Discontinuation of, or reduction in, the products and services we offer;

•	Loss of customers due to consolidation in the healthcare industry;

•	Delays in product delivery requested by our customers;

•	Customer budget cycle fluctuation;

•	Investment in marketing, sales, research and development, and administrative personnel necessary to support anticipated operations;

•	Costs incurred for marketing and sales promotional activities;

•	Software defects and other product quality factors;

•	General economic conditions and their impact on the healthcare industry;

•	Cooperation from competitors on interfaces and implementation when a customer chooses a QuadraMed software application to use with various vendors;

•	Delays in implementation due to product readiness, customer induced delays in training or installation, and third party interface development delays;

•	Final negotiated sales prices of systems;

•	Federal regulations (i.e., OIG, HIPAA, ICD-10) that can increase demand for new, updated systems;

•	Federal regulations that directly affect reimbursements received, and therefore the amount of money available for purchasing information systems; and

•	The fines and penalties a healthcare provider or system may incur due to fraudulent billing practices.

In addition to the foregoing, a significant percentage of our total cost of revenue is attributable to the cost of third party software royalties and licenses relating to third party software embedded within our software applications. Generally, royalty fees for third party licenses will fluctuate based on revenue or the number of our customers and therefore will fluctuate on a quarter to quarter basis.

Our operating expense levels, which increase with the addition of acquired businesses, are relatively fixed. Accordingly, if future revenues are below expectations, we would experience a disproportionate adverse affect on our net income and financial results. In the event of a revenue shortfall, we will likely be unable to, or may elect not to, reduce spending quickly enough to offset any such shortfall. As a result, it is possible that our future revenues or operating results may fall below the expectations of securities analysts and investors. In such a case, the price of our publicly traded securities may be adversely affected.

Future Sales of Our Common Stock in the Public Market, Warrants or Option Exercises and Sales Could Lower Our Stock Price.

A substantial number of shares of our common stock are subject to stock options and warrants, and our outstanding 2005 Debt may be converted into shares of common stock. We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock, including shares registered under the S-1 Registration Statement filed on January 21, 2004, or issued upon the exercise of stock options or the conversion of our outstanding 2005 Debt, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Provisions in Our Certificate of Incorporation and Bylaws and Delaware Law Could Delay or Discourage a Takeover which Could Adversely Affect the Price of Our Common Stock.

Our Board of Directors has the authority to issue up to five million shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by holders of our common stock. If preferred stock is issued, the voting and other rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of our preferred stock. The issuance of preferred stock may have the effect of delaying or preventing a change of control of QuadraMed that could have been at a premium price to our stockholders.

Certain provisions of our certificate of incorporation and bylaws could discourage potential takeover attempts and make attempts to change management by stockholders difficult. Our Board of Directors has the authority to impose various procedural and other requirements that could make it more difficult for our stockholders to effect certain corporate actions. In addition, our certificate of incorporation provides that directors may be removed only by the affirmative vote of the holders of two-thirds of the shares of our capital stock entitled to vote. Any vacancy on our Board of Directors may be filled only by a vote of the majority of directors then in office. Further, our certificate of incorporation provides that the affirmative vote of two-thirds of the shares entitled to vote, voting together as a single class, subject to certain exceptions, is required for certain business combination transactions. These provisions, and certain other provisions of our certificate of incorporation, could have the effect of delaying or preventing (i) a tender offer for our common stock or other changes of control of QuadraMed that could be at a premium price or (ii) changes in our management.

In addition, certain provisions of Delaware law could have the effect of delaying or preventing a change of control of QuadraMed. Section 203 of the Delaware General Corporation Law, for example, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met.

The Change of Control Repurchase Feature of Our 2008 Debt May Discourage a Takeover Which Could Adversely Affect the Price of Our Common Stock.

In the event of a change of control of the company, holders of our 2008 Debt have the right to require us to repurchase for cash all or any portion of their debt at a price equal to 100% of the principal amount thereof, together with accrued and unpaid interest to the repurchase date. This change of control repurchase feature of the debt may, in certain circumstances, make more difficult and costly, and therefore discourage, a change of control of QuadraMed that could have been at a premium price to our stockholders.

We Do Not Expect to Pay Cash Dividends in the Foreseeable Future.

We have not declared or paid cash or other dividends on our common stock and do not expect to pay cash dividends for the foreseeable future. Also, under the terms of our 2008 Debt, our “excess cash” must be used to redeem the debt. We currently intend to retain all future earnings for use in the operation of our business and to fund future growth. Any future cash dividends will depend upon our results of operations, financial conditions, cash requirements, the availability of a surplus and other factors.

We May Be Liable for Violating the Intellectual Property Rights of Third Parties, which Could Lead Us to Incur Substantial Litigation Expenses, and, If There Were an Adverse Judgment, Liability for Any Infringement.

We do not believe that the intellectual property important to the operation of our business, whether owned by us or licensed to us by a third party, infringes or violates the intellectual property rights of any other party. However, intellectual property litigation is increasingly common in the software industry. The risk of an infringement claim against us may increase over time as the number of competitors in our industry segment grows and the functionality of products overlaps. Third parties have, in the past, asserted infringement claims and could assert infringement claims against us in the future. Regardless of the merits, we could incur substantial litigation expenses in defending any such asserted claim. In the event of an unfavorable ruling on any such claim, a license or similar agreement may not be available to us on reasonable terms, if at all. Infringement may also result in significant monetary liabilities that could have a material adverse effect on our business, financial condition, and results of operations. We may not be successful in the defense of these or similar claims. We have taken steps to contractually limit our liability for the use of intellectual property licensed to us by third parties. However, there can be no guarantee that we have adequate protection.

Our Inability to Protect Our Intellectual Property Could Lead to Unauthorized Use of Our Products, which Could Have an Adverse Effect on Our Business.

We rely on a combination of trade secret, copyright and trademark laws, nondisclosure, non-compete, and other contractual provisions to protect our proprietary rights. In 2001, we filed our first patent application covering our developed technology, the Affinity CPOE software application. This application lapsed, and we have no patents. Measures taken by us to protect our intellectual property may not be adequate, and our competitors could independently develop products and services that are substantially equivalent or superior to our products and services. Any infringement or misappropriation of our proprietary software and databases could put us at a competitive disadvantage in a highly competitive market and could cause us to lose revenues, incur substantial litigation expense, and divert management’s attention from other operations.

We are Dependent Upon Third Party Software Licenses in Connection with the Sale of Our Software. If These Licenses Are Not Renewed or Are Terminated, We May Not Be Able to Continue to Use the Related Technology on Commercially Reasonable Terms or at All.

We depend on licenses from a number of third party vendors for certain technology used to develop and operate our products, and we are materially reliant upon licenses with the following third party vendors InterSystems Corporation, Oracle, Microsoft, Quovadx, the American Medical Association (AMA), and the American Hospital Association (AHA). Most of these licenses expire within three to five years. Such licenses can be renewed only by mutual consent and may be terminated if we breach the license terms and fail to cure the breach within a specified time period. If such licenses are terminated, we may not be able to continue using the technology on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce product shipments until equivalent technology is obtained, which could have a material adverse effect on our business, financial condition, and results of operations. At present, there is no equivalent technology for the Intersystems Corporation technology which is an integral component of our Affinity product line. Most of our third-party licenses are non-exclusive and competitors may obtain the same or similar technology. In addition, if vendors choose to discontinue support of the licensed technology, we may not be able to modify or adapt our products.

We Face Product Development Risks Associated with Rapid Technological Changes.

The healthcare software market is highly fragmented and characterized by ongoing technological developments, evolving industry standards, and rapid changes in customer requirements. Our success depends on our ability to timely and effectively:

•	Offer a broad range of software products;

•	Enhance existing products and expand product offerings;

•	Respond promptly to new customer requirements and industry standards;

•	Remain compatible with popular operating systems and develop products that are compatible with the new or otherwise emerging operating systems; and

•	Develop new interfaces with competing HIS vendors to fully integrate our Quantim product suite in order to maximize features and functionality of the new products.

Our performance depends in large part upon our ability to provide the increasing functionality required by our customers through the timely development and successful introduction of new products and enhancements to our existing suite of products. We may not successfully, or in a timely manner, develop, acquire, integrate, introduce, or market new products or product enhancements. Product enhancements or new products developed by us also may not meet the requirements of hospitals or other healthcare providers and payers or achieve or sustain market acceptance. Our failure to either estimate accurately the resources and related expenses required for a project, or to complete our contractual obligations in a manner consistent with the project plan upon which a contract was based, could have a material adverse effect on our business, financial condition, and results of operations. In addition, our failure to meet a customer’s expectations in the performance of our services could damage our reputation and adversely affect our ability to attract new business.

A Significant Amount of Our Assets Comprise Goodwill, Customer Lists and Other Intangible Items Subject to Impairment and Adjustment That Could Possibly Negatively Impact Our Results of Operations and Stockholders’ Equity.

A significant amount of our assets comprise intangible assets, such as the value of the installed customer base, core technology, capitalized software, goodwill, and other identifiable intangible assets acquired through our acquisitions, such as trademarks.

Pursuant to SFAS No. 142, we must test goodwill and other intangible assets for impairment at least annually and adjust them when impaired to the appropriate net realizable value. We performed an impairment test on the carrying value of our goodwill and intangibles as of January 1, 2004 and 2003. We determined that there was no impairment as of these dates. In addition, our internally developed software has been capitalized assuming our earnings from these product developments exceeds the costs incurred to develop them. If it is determined that these assets have been impaired and our future operating results will not support the existing carrying value of our intangible assets, we will be required to adjust the carrying value of such assets to net realizable value.

We, however, cannot predict that all of our intangible assets will continue to remain unimpaired. Our future operating results and stockholders’ equity could possibly decrease with any future impairment and write-down of goodwill, customer lists, or other such intangibles.

The Nature of Our Products Makes Us Particularly Vulnerable to Undetected Errors or Bugs that Could Reduce Revenues, Market Share or Demand for Our Products and Services.

Products such as those we offer may contain errors or failures, especially when initially introduced or when new versions are released. Although we conduct extensive testing on our products, software errors have been discovered in certain enhancements and products after their introduction. Despite such testing by us and by our current and potential customers, products under development, enhancements, or shipped products may contain errors or performance failures, resulting in, among other things:

•	Loss of customers and revenue;

•	Delay in market acceptance;

•	Diversion of resources;

•	Damage to our reputation; or

•	Increased service and warranty costs.

Any of these consequences could have a material adverse effect on our business, financial condition, and results of operations.

If Our Products Fail to Accurately Assess, Process, or Collect Healthcare Claims or Administer Managed Care Contracts, We Could Be Subject to Costly Litigation and Be Forced to Make Costly Changes to Our Products.

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

Changes in Procurement Practices of Hospitals Have and May Continue to Have a Negative Impact on Our Revenues.

A substantial portion of our revenues has been and is expected to continue to be derived from sales of software products and services to hospitals. Consolidation in the healthcare industry, particularly in the hospital and managed care markets, could decrease the number of existing or potential purchasers of products and services and could adversely affect our business. In addition, the decision to purchase our products often involves a committee approval. Consequently, it is difficult for us to predict the timing or outcome of the buying decisions of our customers or potential customers. In addition, many healthcare providers are consolidating to create integrated delivery networks with greater regional market power. These emerging systems could have greater bargaining power, which may lead to decreases in prices for our products, which could adversely affect our business, financial condition, and results of operations.

Changes in the Healthcare Financing and Reimbursement System Could Adversely Affect the Amount of and Manner in which Our Customers Purchase Our Products And Services.

Changes in current healthcare financing and reimbursement systems could result in unplanned product enhancements, delays, or cancellations of product orders or shipments, or reduce the need for certain systems. We could also have the endorsement of products by hospital associations or other customers revoked. Any of these occurrences could have a material adverse effect on our business. Alternatively, the federal government recently mandated that all but small health care providers submit claims to Medicare in electronic format, which may positively affect our systems and product.

The healthcare industry in the United States is subject to changing political, economic, and regulatory influences that may affect the procurement practices and operations of healthcare organizations. The traditional hospital delivery system is evolving as more hospital services are being provided by niche, free standing practices and outpatient providers. The commercial value and appeal of our products may be adversely affected if the current healthcare financing and reimbursement system were to change. During the past several years, the healthcare industry has been subject to increasing levels of governmental regulation. Proposals to reform the healthcare system have been and are being considered by the United States Congress. These proposals, if enacted, could adversely affect the commercial value and appeal of our products or change the operating environment of our customers in ways that cannot be predicted. Healthcare organizations may react to these proposals by curtailing or deferring investments, including those for our products and services. In addition, the regulations promulgated under HIPAA could lead healthcare organizations to curtail or defer investments in non-HIPAA related features in the next several years.

The Variability and Length of Our Sales Cycle for Our Products May Exacerbate the Unpredictability and Volatility of Our Operating Results.

We cannot accurately forecast the timing of customer purchases due to the complex procurement decision processes of most healthcare providers and payers. How and when to implement, replace, expand or substantially modify an information system are major decisions for hospitals, and such decisions require significant capital expenditures by them. As a result, we typically experience sales cycles that extend over several quarters. In particular, our Affinity enterprise software has a higher average selling price and longer sales cycle than many of our other products. As a result, we have only a limited ability to forecast the timing and size of specific sales, making the prediction of quarterly financial performance more difficult.

We Operate in a Highly Competitive Market.

Competition for our products and services is intense and is expected to increase. Increased competition could result in reductions in our prices, gross margins, and market share and have a material adverse effect on our business, financial condition, and results of operations. We compete with other providers of healthcare information software and services, as well as healthcare consulting firms. Some competitors have formed business alliances with other competitors that may affect our ability to work with some potential customers. In addition, if some of our competitors merge, a stronger competitor may emerge. Some principal competitors include:

•	In the market for enterprise healthcare information systems: McKesson Corporation, Inc., Shared Medical Systems, Inc., a division of Siemens, MediTech Corporation, Eclipsys Corporation, Cerner, and IDX Corporation;

•	In the market for electronic document management products: McKesson Corporation, SoftMed Corporation Inc., FileNet, Lanvision, MedPlus, and Eclipsys Corporation;

•	In the market for MPI products and services: Madison Technologies, Inc., McKesson Corporation, Shared Medical Systems, Inc., a division of Siemens, and Medibase;

•	In the market for decision support products: Eclipsys Corporation, Healthcare Microsystems, Inc., a division of Health Management Systems Inc., McKesson Corporation, Shared Medical Systems, Inc., a division of Siemens, and MediQual Systems, Inc., a division of Cardinal Health, Inc.;

•	In the market for coding, compliance, data, and record management products in the Health Information Management Software Division: 3M Corporation, SoftMed Corporation, Inc., MetaHealth, Eclipsys Corporation and HSS, Inc.;

•	In the market for financial services: Advanced Receivables Strategy, Inc., a division of Perot Systems Corporation, NCO Group, Inc., Outsourcing Solutions, Inc., Health Management Systems, Inc., and Triage Consulting Group.

Current and prospective customers also evaluate our products’ capabilities against the merits of their existing information systems and expertise. Major software information systems companies, including those specializing in the healthcare industry, that do not presently offer competing products may enter our markets. Many of our competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources, and market recognition than we have. Many of these competitors also have, or may develop or acquire, substantial installed customer bases in the healthcare industry. As a result of these factors, our competitors may be able to respond more quickly to new or emerging technologies, changes in customer requirements, and changes in the political, economic or regulatory environment in the healthcare industry.

These competitors may be in a position to devote greater resources to the development, promotion, and sale of their products than we can. We may not be able to compete successfully against current and future competitors, and such competitive pressures could materially adversely affect our business, financial condition, and operating results.

We Have Encountered Significant Challenges Integrating Acquired Businesses, and Future Transactions May Adversely Affect Our Business, Operations, and Financial Condition.

From 1993 to 1999, we completed 28 acquisitions, and we encountered significant challenges integrating the acquired businesses into our operations. From 2000 through 2003, we made significant progress toward that integration. However, we continue to support several different technology platforms. In February 2004, we acquired Détente Systems Pty Limited, an Australian proprietary limited company, and Détente Systems Trust, an Australian business trust. In the future, we plan to make investments in or acquire additional complementary businesses, products, services or technologies. These investments and acquisitions will create new integration challenges. Some of the challenges we have encountered, and may encounter with acquisitions in the future, in integrating acquired businesses have included:

•	Interruption, disruption or delay of our ongoing business;

•	Distraction of management’s attention from other matters;

•	Additional operational and administrative expenses;

•	Difficulty managing geographically dispersed operations;

•	Failure of acquired businesses to achieve expected results, resulting in our failure to realize anticipated benefits;

•	Write-down or reclassification of acquired assets;

•	Failure to retain key acquired personnel and difficulty and expense of training those retained;

•	Increases in stock compensation expense and increased compensation expense resulting from newly hired employees;

•	Assumption of liabilities and potential for disputes with the sellers of acquired businesses;

•	Customer dissatisfaction or performance problems related to acquired businesses;

•	Failure to maintain good relations with customers or suppliers;

•	Exposure to the risks of entering markets in which we have no direct prior experience and to risks associated with market acceptance of acquired products and technologies; and

•	Platform and technical issues related to integrating systems from various acquired companies.

All of these factors have had an adverse effect on our business, financial condition, and results of operations in the past, and could have an adverse effect in the future.

No Mirror Processing Site for Our Customer Data Processing Facilities Exists; Our Business, Financial Condition, and Results of Operations Could Be Adversely Affected if These Facilities Were Subject to a Closure from a Catastrophic Event or Otherwise.

We currently process substantially all of our customer data at several of our facilities across the United States. Although we back up our data nightly and have safeguards for emergencies, such as power interruption or breakdown in temperature controls, we have no mirror processing site to which processing could be transferred in the case of a catastrophic event at any of these facilities. If a major catastrophic event occurs at these facilities possibly leading to an interruption of data processing, or any other interruption or closure, our business, financial condition, and results of operations could be adversely affected.

We May Be Required to Make Substantial Changes to Our Products if They Become Subject to FDA Regulation, which Could Require a Significant Capital Investment.

Computer products used or intended for use in the diagnosis, cure, mitigation, treatment, or prevention of diseases or other conditions or that affect the structure or function of the body are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act. At present, none of our software products are so regulated. In the future, the FDA could determine that some of our products, because of their predictive aspects, are clinical decision tools and subject them to regulation. Compliance with FDA regulations could be burdensome, time consuming, and expensive. Other new laws and regulations affecting healthcare software development and marketing also could be enacted in the future. If so, it is possible that our costs and the length of time for product development and marketing could increase and that other unforeseeable consequences could arise.

Governmental Regulation of the Confidentiality of Patient Health Information Could Result in Our Customers Being Unable to Use Our Products Without Significant Modification, which Could Require Us to Expend Substantial Amounts.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) is a federal law that affects the use, disclosure, transmission and storage of individually identifiable health information. As directed by HIPAA, the United States Department of Health and Human Services (“HHS”) must promulgate standards and implementation guidelines for certain electronic health transactions, code sets, data security, unique identification numbers, and privacy of individually identifiable health information. HHS has issued some of these regulations in final form while others remain in development. Moreover, HHS could, at any time in the future, modify any existing final regulations in a manner that could require us to change our systems or operations.

First, HHS published a final regulation governing transaction and code set standards that had an initial compliance date of October 16, 2002. If a covered entity (health care providers that transmit certain covered transactions in electronic form, health plans and health care clearinghouses) or its agent filed a timely extension, the covered entity would have received an additional year to comply with the HIPAA transaction and code sets requirements, until October 16, 2003. As a consequence, all covered entities must now comply with this regulation. As noted above, HHS may make further revisions to the transactions and code sets standards which could require us to change our products and systems to enable our covered entity customers to meet such obligations.

Second, HHS has published a final HIPAA privacy regulation which had a compliance date of April 14, 2003. The HIPAA privacy regulation is complex and far reaching. Similar to the HIPAA transaction and code sets regulation, the HIPAA privacy regulation applies to covered entities. Covered entities are, in most instances, required to execute a contract with any business associate that performs certain services on the covered entity’s behalf involving protected health information. Under the regulations, QuadraMed’s Financial Services and Electronic Data Interchange businesses are considered covered entities and are therefore governed by HIPAA regulations. QuadraMed’s hospital customers are covered entities, and to the extent that QuadraMed customers use the software to manipulate protected health information and submit electronic transactions, QuadraMed is required by its customer contracts to ensure that the software complies with all relevant regulations. The HIPAA privacy regulation and state healthcare privacy regulations could materially restrict the ability of healthcare providers to disclose protected health information from patient records using our products and services or could require us to make additional capital expenditures to be in compliance. Accordingly, the HIPAA privacy regulation and state privacy laws may significantly impact our product’s use in the health care delivery system and therefore, decrease our revenue, increase working capital requirements and decrease future business prospects.

Third, HHS has published the final HIPAA security regulation with a compliance date of April 21, 2005. The HIPAA security regulation applies to the use, disclosure, transmission, storage and destruction of electronic protected health information by covered entities. Covered entities must implement stringent security measures to ensure the confidentiality of the electronic protected health information, and to protect against the unauthorized use of the electronic protected health information. Implementing such measures will require us to expend substantial capital due to required product, service, and procedure changes.

QuadraMed has completed modifications to its business practices and software offerings and is currently in full compliance with HIPAA regulations. However, HHS continues to publish change notices to existing rules and propose new rules. There is no certainty that QuadraMed will be able to respond to all such rules in a timely manner and our inability to do so could adversely affect our business.

Government Regulation to Adopt and Implement ICD-10-CM and ICD-10-PCS Medical Code Set Standards Could Require Substantial Modification of our Coding and Compliance Software.

The American Health Information Management Association (“AHIMA”) and other prominent healthcare industry advocacy groups are calling on the Department of Health and Human Services (HHS) and the healthcare industry to take action to adopt and implement ICD-10-CM and ICD-10-PCS code sets, rules, and guidelines as a replacement for current ICD-9-CM guidelines used in our software products. Adoption of these new code sets would require us to change our systems and our methods which could require a significant expenditure of research and development capital and decrease future business prospects for our current product line.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In addition to the market risks discussed herein, refer to our discussion of business risks in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We invest in high-quality issuers, including money market funds, corporate debt securities, and debt securities issued by the United States government and U. S. governmental agencies. We have a policy of investing in securities with maturities of two years or less. We do not invest in derivative financial or foreign investments.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, (in thousands, except average interest rates).

	Aggregate Fair Value		Weighted Average Interest Rate
	2003	2002	2003	2002
Cash and cash equivalents
Cash	$10,060	$12,896
Money Market funds	26,884	10,767	1.08%	1.10%

Total cash and cash equivalents	$36,944	$23,663

Short-term investments
Corporate debt securities	$—	$2,528		1.68%

Long-term investments
Corporate debt securities	$477	$529	5.27%	5.57%
Debt issued by the U.S. government	908	768	5.04%	4.70%

Total long-term investments	$1,385	$1,297

At December 31, 2003, long-term debt consists of a principal balance of $11.9 million for the 2005 Debt and $72.3 million for the 2008 Debt. The 2005 Debt bears interest at a fixed rate of 5.25% per annum and the 2008 Debt, at an initial rate of 10% per annum which will be reduced to 9% pending re-listing of our stock on a national exchange.

Performance of Equity Markets

The performance of the equity markets can have an effect on our operations as certain of our variable life insurance policies have premiums invested in equity securities.

Foreign Currency Risk

Although we sell our products internationally from time to time, all such transactions are denominated in U.S. Dollars, and there is no foreign currency fluctuation risk associated with such sales.

Item 8.	Financial Statements and Supplementary Data

Our financial statements and supplementary data are included in this Report on Form 10-K beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

With the approval of the Audit Committee, QuadraMed changed its independent public accountants twice in the past three fiscal years. Pisenti & Brinker, LLP (“P&B”) served as QuadraMed’s independent public accountants for fiscal years 2000 and 2001. On April 5, 2002 the Audit committee appointed, and the Board of Directors approved, PricewaterhouseCoopers LLP (“PwC”) to act as QuadraMed’s independent public accountants for the fiscal year ended December 31, 2002. On April 28, 2003 QuadraMed dismissed PwC as its independent public accountants following a decision by the Audit Committee and on May 5, 2003 a Form 8-K was filed with the SEC. On May 5, 2003 BDO Seidman, LLP (“BDO”) was appointed as QuadraMed’s independent public accountants for the fiscal year ended December 31, 2002 .

There were no disagreements between QuadraMed and its independent public accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

Item 9A.	Controls and Procedures

As of the end of the period covered by this annual report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in the Company’s disclosure controls over financial reporting that occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our disclosure controls over financial reporting.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report. They concluded that our practices and procedures are appropriate under the circumstances except for the following material weakness. In connection with performing its audit of our financial results for 2002 and 2003, BDO Seidman, LLP informed us that they noted a matter involving internal control that they considered to be a material weakness. A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Reportable conditions are matters coming to the auditor’s attention that relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.

Our Enterprise Division has not implemented procedures to track movements in deferred revenue on an overall roll forward basis. As such, it is difficult for management to continually monitor movements in this account. To mitigate this weakness, the deferred revenue analysis, by customer, needs to be and is scrutinized at the end of each month, quarter and yearend. In addition, analytical review work is done at the end of each period but not on an overall roll forward basis. We are in the process of upgrading our computer software and adding new modules that will provide the aforementioned overall roll forward analysis.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. No significant changes were made to our internal controls over financial reporting that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding QuadraMed’s directors appears under “Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders scheduled for May 6, 2004 (the “2004 Proxy Statement”). That portion of the 2004 Proxy Statement is incorporated by reference into this report. Information regarding QuadraMed’s executive officers appears in Item 1 of this Annual Report on Form 10-K under “Management”.

Section 16(a) Beneficial Ownership Reporting Compliance

Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appears under “Section 16(a) Beneficial Ownership Reporting Compliance” under “Election of Directors” in the 2004 Proxy Statement. That portion of the 2004 Proxy Statement is incorporated by reference into this report.

Information about our Code of Ethics for Principal Executive Officers and Senior Financial Officers appears under “Executive Compensation and Related Information” under “Code of Ethics” in our 2004 Proxy Statement. This portion of our 2004 Proxy Statement is incorporated by reference into this report.

Item 11.	Executive Compensation

Information about compensation of QuadraMed’s named executive officers appears under “Executive Compensation” under “Election of Directors” in the 2004 Proxy Statement. Information about compensation of QuadraMed’s directors appears under “Director Compensation” under “Election of Directors” in the 2004 Proxy Statement. Those portions of the 2004 Proxy Statement are incorporated by reference into this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information about security ownership of certain beneficial owners and management appears under “Security Ownership of Directors and Executive Officers” under “Election of Directors” in the 2004 Proxy Statement. That portion of the 2004 Proxy Statement is incorporated by reference into this report.

Information about securities authorized for issuance under equity compensation plans is discussed in this report under “Securities Authorized for Issuance under Equity Compensation Plans” in “Item 5 Market for Registrant’s Common Equity and Related Stockholders matters”.

Item 13.	Certain Relationships and Related Transactions

Information about certain relationships and related transactions appears under “Certain Relationships and Related transactions” under “Election of Directors” in the 2004 Proxy Statement. That portion of the 2004 Proxy Statement is incorporated by reference into this report.

Item 14.	Principal Accountant Fees and Services

Information regarding audit fees and all other fees, in addition to the Audit Committee’s pre-approval policies and procedures appears under “Fees of Independent Accountants” in our 2004 Proxy Statement. That portion of our 2004 Proxy Statement is incorporated by reference into this report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

1.	Financial Statements.

The consolidated financial statements incorporated herein begin on page F-1.

2.	Financial Statement Schedule.

Reference is made to Schedule II—Valuation and Qualifying Accounts on page S-1.

3.	Exhibits. Reference is made to Item 15(c) of this Annual Report on Form 10-K.

(b)	Reports filed on Form 8-K during the last quarter of the year covered by this Annual Report on Form 10-K:

1.	Form 8-K dated October 14, 2003, press release on October 10, 2003 providing a letter to employees and customers to update status of ongoing SEC investigation.

2.	Form 8-K dated October 15, 2003, describing October 8, 2003 investor conference call and providing results of operations and financial condition for past periods.

3.	Form 8-K dated November 4, 2003, advising receipt of written Demand Request from a Holder of Registrable Securities on 2008 Debt.

4.	Form 8-K dated November 13, 2003, press release announcing earnings and other financial results for third quarter 2003.

5.	Form 8-K dated November 17, 2003, describing San Francisco, California investor conference on November 11, 2003.

6.	Form 8-K dated November 24, 2003, describing New York, New York investor conference on November 18, 2003.

(c)	Exhibits.

The exhibits listed on the accompanying Exhibit Index or incorporated by reference are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRAMED CORPORATION

Date: March 15, 2004	By:	/s/ Lawrence P. English

Lawrence P. English Chairman, Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2004	By:	/s/ Charles J. Stahl

Charles J. Stahl Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Lawrence P. English Lawrence P. English	Chairman, Chief Executive Officer (Principal Executive Officer)	March 15, 2004

/s/ Charles J. Stahl Charles J. Stahl	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ F. Scott Gross F. Scott Gross	Director	March 15, 2004

/s/ William K. Jurika William K. Jurika	Director	March 15, 2004

/s/ Robert L. Pevenstein Robert L. Pevenstein	Director	March 15, 2004

/s/ Michael J. King Michael J. King	Director	March 15, 2004

/s/ Cornelius T. Ryan Cornelius T. Ryan	Director	March 15, 2004

/s/ Joseph L. Feshbach Joseph L. Feshbach	Director	March 15, 2004

/s/ Robert W. Miller Robert W. Miller	Director	March 15, 2004

EXHIBIT INDEX

Certain of the following exhibits have been previously filed with the SEC and are incorporated herein by reference from the document described in parentheses. Certain others are filed herewith.

Exhibit Number	Exhibit Description

2.1	Asset Purchase Agreement, by and among, QuadraMed Corporation, QuadraMed Operating Corporation, OAO Technology Solutions, Inc., and OAO Transaction, LLP, dated as of August 16, 2001. (Exhibit 2.3 to our Current Report on Form 8-K, as filed with the SEC on August 21, 2001.)

3.1	Amended and Restated Bylaws of QuadraMed. (Exhibit 3.1 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

3.2	Third Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.5 to our Annual Report Amended on Form 10-K/A, as filed with the SEC on August 24, 1998.)

3.3	Amendment to the Third Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.3 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock certificate. (Exhibit 4.2 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

4.3	Purchase Agreement, dated as of April 27, 1998, by and among QuadraMed Corporation and the Initial Purchasers named therein. (Exhibit 1.1 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.4	Securities Purchase Agreement, dated as of April 17, 2003, among QuadraMed Corporation and certain investors listed on the signature pages attached thereto. (Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.5	Form of Note. (Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.6	Warrant Agreement dated as of April 17, 2003, by and between QuadraMed Corporation and The Bank of New York, as warrant agent. (Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.7	Indenture, dated as of April 17, 2003, between QuadraMed Corporation and the Bank of New York, as trustee. (Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.8	Registration Rights Agreement, dated as of April 17, 2003, among QuadraMed, the investors listed on the signature pages thereto, and Philadelphia Brokerage Corporation. (Exhibit 4.5 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.9	Security Agreement, dated as of April 17, 2003, made by QuadraMed Corporation in favor of The Bank of New York, as collateral agent. (Exhibit 4.6 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.10	Form of Warrant to Purchase Common Stock. (Exhibit 4.11 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

4.11	Subordinated Indenture, dated as of May 1, 1998, between QuadraMed and The Bank of New York. (Exhibit 4.6 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.12	Officers’ Certificate delivered pursuant to Sections 2.3 and 11.5 of the Subordinated Indenture. (Exhibit 4.7 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.13	Registration Rights Agreement dated April 27, 1998, by and among QuadraMed and the Initial Purchasers named therein. (Exhibit 4.8 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.14	Form of Global Debenture. (Exhibit 4.9 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.15	Form of Certificated Debenture. (Exhibit 4.10 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

10.1	1996 Stock Incentive Plan of QuadraMed. (Exhibit 10.1 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.2	1996 Employee Stock Purchase Plan of QuadraMed. (Exhibit 10.2 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.3	Summary Plan Description, QuadraMed Corporation 401(k) Plan. (Exhibit 10.3 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.4	Form of Indemnification Agreement between QuadraMed and its directors and executive officers. (Exhibit 10.4 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.5	1999 Supplemental Stock Option Plan for QuadraMed. (Exhibit 10.5 to our annual report on Form 10-K, as filed with the SEC on March 30, 2000, as amended by May 1, 2000.)

10.6	Separation Agreement dated June 12, 2000, between James D. Durham and QuadraMed. (Exhibit 10.64 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

10.7	Separation Agreement dated June 12, 2000, between John V. Cracchiolo and QuadraMed. (Exhibit 10.65 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

10.8	Employment Agreement dated June 12, 2000, between Lawrence P. English and QuadraMed. (Exhibit 10.66 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

10.9	Amendment of Employment Agreement dated September 20, 2001, between Lawrence P. English and QuadraMed. (Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.10	Employment Agreement dated April 1, 1999, between Michael S. Wilstead and QuadraMed. (Exhibit 10.53 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the SEC on August 16, 1999.)

10.11	Amendment of Employment Agreement dated September 20, 2001, between Michael S. Wilstead and QuadraMed. (Exhibit 10.9 to our Quarterly Report on form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.12	Employment Agreement dated August 16, 2000, between Dean Souleles and QuadraMed. (Exhibit 10.67 to our annual report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on April 2, 2001.)

10.13	Amendment of Employment Agreement dated September 19, 2001, between Dean Souleles and QuadraMed. (Exhibit 10.7 to our Quarterly Report on form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.14	Second Amendment of Employment Agreement dated November 8, 2002, between Dean Souleles and QuadraMed. (Exhibit 10.14 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.15	Employment Agreement dated April 15, 2003, between Charles J. Stahl and QuadraMed. (Exhibit 10.73 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on September 19, 2003.)

10.16	Employment Agreement dated June 1, 2001, between Frank Pecaitis and QuadraMed. (Exhibit 10.16 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.17	Lease dated November 19, 1998 for facilities located at 22 Pelican Way, San Rafael, California. (Exhibit 1.7 to our annual report on Form 10-K for the year ending December 31, 1999, as filed with the SEC on March 30, 2000.)

10.18	Lease dated November 26, 2001 for facilities located at 1050 Los Vallecitos Boulevard, San Marcos, California. (Exhibit 10.18 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.19	Lease dated June 15, 2001 for facilities located at 12110 Sunset Hills Road, Reston, Virginia. (Exhibit 10.19 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.20**	Employment Agreement dated July 9, 2003, between John C. Wright and QuadraMed Corporation.

10.21**	Inducement Stock Agreement dated July 9, 2003, by and between John C. Wright and QuadraMed Corporation.

10.22**	Restricted Stock Agreement dated July 9, 2003, by and between John C. Wright and QuadraMed Corporation.

10.23**	Amendment of Employment Agreement dated October 5, 2003, by and between Charles J. Stahl and QuadraMed Corporation.

10.24**	Stock Issuance Agreement dated December 30, 2003, by and between Lawrence P. English and QuadraMed Corporation.

10.25**	Stock Issuance Agreement dated December 30, 2003, by and between Michael S. Wilstead and QuadraMed Corporation.

14.1**	QuadraMed Corporation Code of Ethics for Principal Executive Officers and Senior Financial Officers.

16.1	Letter from Pisenti & Brinker LLP dated May 15, 2002 regarding a change in certifying accountant. (Exhibit 16.1 to our Amended Current Report on Form 8-K/A, as filed with the SEC on October 18, 2002.)

16.2	Letter from PricewaterhouseCoopers LLP dated May 5, 2003 regarding a change in certifying accountant. (Exhibit 16.1 to our Current Report on Form 8-K, as filed with the SEC on May 5, 2003.)

21.1	QuadraMed Corporation subsidiaries. (Exhibit 21.1 to our Registration Statement on Form S-1, No. 333-112040 as filed on January 21, 2004.)

23.1	Consent of BDO Seidman, LLP, Independent Public Accountants.

23.2	Consent of Pisenti & Brinker, LLP, Independent Public Accountants.

24.1	Power of Attorney (set forth in the signature page hereto).

31.1	Section 302 Certification—CEO

31.2	Section 302 Certification—CFO

32.1	Section 1350 Certification—CEO

32.2	Section 1350 Certification—CFO

**	Filed herewith

QUADRAMED CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of QuadraMed Corporation:

We have audited the accompanying consolidated balance sheets of QuadraMed Corporation (a Delaware corporation) and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QuadraMed Corporation and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets in 2002.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

San Jose, California

February 11, 2004, except for the second paragraph

of Note 18 as to which the date is February 25, 2004.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of QuadraMed Corporation:

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive income (loss), and cash flows of QuadraMed Corporation and its subsidiaries (the “Company”) for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the Company’s results of operations and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 15(a)2 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Pisenti & Brinker LLP

PISENTI & BRINKER LLP

Petaluma, California

March 28, 2003 (May 15, 2003 as to the first paragraph of note 25)

QUADRAMED CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except percentages and per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$36,944	$23,663
Short-term investments	—	2,528
Accounts receivable, net of allowance for doubtful accounts of $3,406 and $4,346, respectively	30,872	31,612
Unbilled receivables	4,762	3,475
Notes and other receivables	1,456	4,416
Prepaid expenses and other current assets	11,268	8,972

Total current assets	85,302	74,666

Restricted cash	5,523	5,849
Property and equipment, net of accumulated depreciation and amortization of $19,395 and $16,170, respectively	5,643	6,019
Capitalized software development costs, net of accumulated amortization of $10,227 and $7,776 respectively	3,219	5,670
Goodwill	18,445	18,445
Other intangible assets, net of accumulated amortization of $15,599 and $13,316, respectively	6,992	9,275
Other long-term assets	8,031	7,003

Total assets	$133,155	$126,927

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$2,914	$3,586
Accrued payroll and related	11,100	6,942
Other accrued liabilities	9,778	6,509
Deferred revenue	48,502	39,492

Total current liabilities	72,294	56,529
5.25% Convertible Subordinated debt due 2005	11,931	73,719
10% Senior Secured debt due 2008, net of unamortized discount of $11,061	61,233	—
Other long-term liabilities	4,580	3,914

Total liabilities	150,038	134,162

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.01 par, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par, 150,000 shares authorized, 28,671 and 26,965 shares issued and outstanding, respectively	222	205
Additional paid-in-capital	291,962	275,631
Deferred compensation	(2,886)	(588)
Accumulated other comprehensive loss	(65)	(310)
Accumulated deficit	(306,116)	(282,173)

Total stockholders’ equity (deficit)	(16,883)	(7,235)

Total liabilities and stockholders’ equity (deficit)	$133,155	$126,927

The accompanying notes are an integral part of these consolidated financial statements.

QUADRAMED CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2003	2002	2001
Revenue
Services and other	$79,193	$77,539	$82,477
Licenses	45,912	32,046	34,569

Total revenue	125,105	109,585	117,046

Cost of revenue
Cost of services and other	39,805	36,304	33,841
Cost of licenses	8,228	8,924	8,936

Total cost of revenue	48,033	45,228	42,777

Gross margin	77,072	64,357	74,269

Operating expenses
General and administration	45,072	40,773	35,265
Sales and marketing	22,752	21,551	20,710
Research and development	23,092	17,530	14,813
Amortization, impairment and other operating charges	2,314	3,108	9,069

Total operating expenses	93,230	82,962	79,857

Loss from operations	(16,158)	(18,605)	(5,588)

Other income (expense)
Interest expense	(9,439)	(3,461)	(4,741)
Interest income	591	696	2,034
Gain on sale of assets	—	1,500	7,088
Gain on redemption of debentures	—	—	12,907
Other income (expense), net	1,015	(988)	402

Other income (expense)	(7,833)	(2,253)	17,690

Income (loss) from continuing operations before income taxes	(23,991)	(20,858)	12,102
Benefit (provision) for income taxes	48	—	(150)

Income (loss) from continuing operations	(23,943)	(20,858)	11,952
Income (loss) from discontinued operations (net of income taxes)	—	(2,280)	(2,539)
Gain on disposal of discontinued operations (net of income taxes)	—	8,776	—

Net income (loss)	$(23,943)	$(14,362)	$9,413

Income (loss) per share
Basic
Continuing operations	$(0.87)	$(0.77)	$0.47
Discontinued operations	—	0.24	(0.10)

Net income (loss)	$(0.87)	$(0.53)	$0.37

Diluted
Continuing operations	$(0.87)	$(0.77)	$0.45
Discontinued operations	—	0.24	(0.10)

Net income (loss)	$(0.87)	$(0.53)	$0.35

Weighted average shares outstanding
Basic	27,405	26,915	25,566

Diluted	27,405	26,915	26,523

The accompanying notes are an integral part of these consolidated financial statements.

QUADRAMED CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Other Comprehensive Income (Loss)
	Shares	Amount
December 31, 2000	25,755	$191	$271,197	$—	$(1,330)	$(277,224)	$(7,166)	$(37,718)
Issuance of restricted shares of common stock	475	5	1,262	(1,267)	—	—	—
Amortization of restricted shares of common stock	—	—	—	205	—	—	205
Issuance of common stock options to non-employees and consultants	—	—	64	(64)	—	—	—
Amortization of common stock options of non-employees and consultants	—	—	—	41	—	—	41
Exercise of common stock of non-employees and consultants	60	1	105	—	—	—	106
Compensation related to issuance of common stock	187	2	887	—	—	—	889
Exercise of common stock options	216	2	691	—	—	—	693
Purchase of treasury stock	(200)	—	(822)	—	—	—	(822)
Unrecognized pension costs	—	—	—	—	834	—	834	834
Net unrealized gain on available-for-sale securities	—	—	—	—	28	—	28	28
Net income	—	—	—	—	—	9,413	9,413	9,413

December 31, 2001	26,493	201	273,384	(1,085)	(468)	(267,811)	4,221	10,275
Issuance of restricted shares of common stock	39	—	348	(348)	—	—	—
Amortization of restricted shares of common stock	—	—	—	812	—	—	812
Amortization of common stock options of non-employees and consultants	—	—	—	33	—	—	33
Exercise of common stock options	433	4	1,899	—	—	—	1,903
Unrecognized pension costs	—	—	—	—	137	—	137	137
Net unrealized gain on available-for-sale securities	—	—	—	—	21	—	21	21
Net loss	—	—	—	—	—	(14,362)	(14,362)	(14,362)

December 31, 2002	26,965	205	275,631	(588)	(310)	(282,173)	(7,235)	(14,204)
Issuance of common stock through Employee Stock Purchase Plan	139	1	181	—	—	—	182
Issuance of restricted shares of common stock	1,188	12	2,788	(2,800)	—	—	—
Amortization of restricted shares of common stock	—	—	—	502	—	—	502
Issuance of common stock warrants in connection with Debt offering	—	—	13,209	—	—	—	13,209
Issuance of common stock upon warrant exercise	283	3	—	—	—	—	3
Exercise of common stock options	96	1	153	—	—	—	154
Unrecognized pension costs	—	—	—	—	325	—	325	325
Net unrealized loss on available-for-sale securities	—	—	—	—	(80)	—	(80)	(80)
Net loss	—	—	—	—	—	(23,943)	(23,943)	(23,943)

December 31, 2003	28,671	$222	$291,962	$(2,886)	$(65)	$(306,116)	$(16,883)	$(23,698)

The accompanying notes are an integral part of these consolidated financial statements.

QUADRAMED CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net income (loss) from continuing operations	$(23,943)	$(20,858)	$11,952
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,647	9,890	11,580
Provision for bad debts	2,567	1,403	2,090
Write-off of assets	—	939	3,813
Gain on redemption of debentures	—	—	(12,907)
Gain on sale of assets	—	(1,500)	(7,088)
Other	325	28	771
Changes in assets and liabilities:
Accounts receivable	(1,827)	1,002	(3,753)
Prepaid expenses and other	(5,710)	(1,434)	1,105
Accounts payable and accrued liabilities	8,733	3,784	(820)
Deferred revenue	9,010	8,039	8,808

Cash provided by continuing operations	802	1,293	15,551
Cash used in discontinued operations	—	(2,275)	(1,707)

Cash provided by (used in) operating activities	802	(982)	13,844

Cash flows from investing activities
Increase (decrease) in restricted cash	326	(38)	1,259
Sales of available-for-sale securities, net	2,360	10	12,219
Sale of assets	4,190	9,800	8,124
Acquisitions of businesses, net of cash acquired	—	(11,930)	—
Purchases of property and equipment	(3,263)	(2,607)	(2,743)
Capitalized software development costs	—	(1,837)	(1,762)

Cash provided by (used in) investing activities	3,613	(6,602)	17,097

Cash flows from financing activities
Issuances of debt and warrants	71,000	—	—
Repayments of debt	(62,473)	(455)	(28,489)
Purchase of treasury shares	—	—	(821)
Proceeds from issuance of common stock	339	1,903	800

Cash provided by (used in) financing activities	8,866	1,448	(28,510)

Net increase (decrease) in cash and cash equivalents	13,281	(6,136)	2,431
Cash and cash equivalents, beginning of period	23,663	29,799	27,368

Cash and cash equivalents, end of period	$36,944	$23,663	$29,799

Supplemental disclosure of cash flow information
Cash paid for interest	$4,108	$3,874	$5,690

Cash paid for taxes	$38	$207	$394

Supplemental disclosure of non-cash investing and financing transactions
Issuance of restricted shares of common stock	$2,800	$348	$—

Issuance of debt in lieu of interest payment	$1,294	$—	$—

Issuance of common stock options to non-employees and consultants	$—	$—	$1,267

Release of restricted cash into short-term investments	$—	$—	$2,380

The accompanying notes are an integral part of these consolidated financial statements.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1. NATURE OF OPERATIONS

QuadraMed Corporation along with its subsidiaries, (the “Company” or “QuadraMed”) is dedicated to improving healthcare delivery by providing innovative healthcare information technology and services. QuadraMed provides healthcare information technology products and services that help healthcare providers to improve the quality of the care they deliver and the efficiency with which it is delivered. QuadraMed accomplishes its mission by developing and implementing sophisticated, user-friendly software applications designed and developed by the healthcare professionals and software specialists we employ. QuadraMed was founded in 1993 and reincorporated in Delaware in 1996.

QuadraMed’s products are designed to eliminate paper, improve processes, and decrease error through the efficient management of patient clinical and financial records. They are suitable for acute care hospitals, specialty hospitals, Veterans Health Administration facilities and associated/affiliated businesses such as outpatient clinics, long-term care facilities, and rehabilitation hospitals and are used by healthcare organizations of varying size – from small single entity hospitals to large multi-facility care delivery organizations. QuadraMed’s products are sold as standalone, bundled, or fully integrated software packages. QuadraMed also provides services to support the hospital’s collection of receivables and its administration of contractual reimbursements from managed care companies. As of December 31, 2003, approximately 1,900 healthcare provider facilities were utilizing at least one QuadraMed product.

QuadraMed was managed in three distinct business segments, which are as follows: Enterprise Division, Health Information Management Software Division and Financial Services Division. On November 5, 2003, QuadraMed consolidated the organization of the HIM Software Division and Enterprise Division into a single functional software organization. This reorganization is designed to use existing resources more efficiently and to facilitate the integration of products and technologies. The change does not affect the Financial Services Division.

2. QUADRAMED CORPORATION AND BASIS OF PRESENTATION

Principles of Consolidation

These consolidated financial statements, which include the accounts of QuadraMed and all significant business divisions and subsidiaries, have been prepared in conformity with (i) accounting principles generally accepted (“GAAP”) in the United States; and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions between QuadraMed and its subsidiaries are eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements

QuadraMed makes estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, contingent assets and liabilities, revenues, and expenses. Significant estimates and assumptions have been made regarding revenue recognition, the allowance for doubtful accounts, capitalized software, pensions and other benefits, litigation, and intangibles, primarily goodwill and customer lists resulting from QuadraMed’s purchase business combinations. QuadraMed bases its estimates, assumptions, and judgments on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Uncertainties inherent in these estimates include projections of future operating results and the discount rates used to determine the net present values of these future results and useful lives of the acquired assets as well as technological advances. In addition, for its fixed-price contracts, QuadraMed makes significant estimates within percentage-of-completion accounting, including estimating total costs to be incurred as calculated on a labor hour basis. QuadraMed periodically reviews and tests its estimates, specifically those related to the valuations of intangibles including acquired software, goodwill, customer lists, trademarks and other intangibles, and capitalized software. Actual results may differ materially from these estimates.

Restatement

In 2002, QuadraMed’s management discovered accounting and reporting errors within its Quarterly Report on Form 10-Q as filed for the three months ended March 31, 2002 and its 2001 Annual Report on Form 10-K as filed for the years ended December 21, 2001, 2000 and 1999. These errors resulted in management determining that the reports for these years needed to be restated. In June 2003, QuadraMed amended and restated its December 31, 2001

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003

Annual Report on Form 10-K/A. In August 2003, QuadraMed amended and restated its March 31, 2002 Quarterly Report on Form 10-Q/A.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition—QuadraMed’s revenue in the ordinary course of business is principally generated from two sources: (i) licensing arrangements and (ii) services and other.

The Company’s license revenue consists of fees for licenses of the proprietary and third-party software. Cost of license revenue primarily includes third-party software, royalties and amortization of capitalized software. The Company’s services revenue consists of maintenance, customer training and consulting services and fees for providing management services such as accounts receivable and payment collection outsourcing, specialized staffing, analytical services and seminars. Cost of services consists primarily of salaries, benefits, and allocated costs related to providing such services, labor costs for engineers performing implementation services and technical support and training personnel.

QuadraMed sells its products through its direct sales force. The Company’s license agreements for such products do not provide for a right of return, and historically product returns have not been significant.

QuadraMed recognizes revenue on its software products in accordance with AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions; SOP 81-1, Accounting for Performance of Construction-Type and Certain production-Type Contracts; SEC Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, and SAB 104, Revenue Recognition.

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

SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance, support and professional services, based on the relative fair values of the elements specific to the Company. QuadraMed’s determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

QuadraMed allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, QuadraMed determines the fair value of the maintenance portion of the arrangement based on the normal pricing of the maintenance charged to clients and professional services portion of the arrangement based on hourly rates which QuadraMed charges for these services when sold separately from software. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The proportion of revenue recognized upon delivery may vary from quarter to quarter depending upon the mix of licensing arrangements, perpetual or term-based, and the determination of VSOE of fair value for undelivered elements.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003

Certain of the Company’s perpetual and time-based licenses include unspecified additional products. QuadraMed recognizes revenue from these contracts ratably over the term of the arrangement.

Contract accounting is applied where services include significant software modification, development or customization. In such instances, the arrangement fee is accounted for in accordance with SOP 81-1, whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and judgment related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in its consolidated financial statements. A number of internal and external factors can affect its estimates, including labor hours, utilization, changes to specification and testing requirements and collectibility of unbilled receivables.

Service revenues from software maintenance and support are recognized ratably over the maintenance term, which in most cases is one year. Service revenues from training, consulting and other service elements are recognized as the services are performed.

Service revenues from providing management services such as accounts receivable and payment collection outsourcing are recognized in accordance with SAB 104. When all criteria for revenue recognition, as noted above, have been met, revenue is recognized as services are performed. If collectibility is not considered probable, revenue is recognized when the fee is collected.

Deferred revenue includes amounts received from customers for which revenue has not been recognized that generally results from deferred maintenance, consulting and training services not yet rendered and license revenue deferred until all revenue requirements have been met or as services have been performed. Additionally, there are a large number of term-based licenses which are recognized over the term of the contract, which is generally one year. Unbilled receivables are established when revenue is deemed to be recognized, based on QuadraMed’s revenue recognition policy, however, the Company does not have the right to bill the customer per the contract terms.

Cash and Cash Equivalents—Cash and cash equivalents consist of highly liquid investments that are comprised principally of taxable, short-term certificates of deposit, money market instruments and commercial paper with original maturities of three months or less at the time of purchase and demand deposits with financial institutions. These instruments carry insignificant interest rate risk because of their short-term maturities. Cash equivalents are stated at amounts that approximate fair value based on quoted market prices.

Investments—QuadraMed considers its holdings of short-term and long-term securities, consisting primarily of fixed income securities, to be available-for-sale securities. The difference between cost or amortized cost (cost adjusted for amortization of premiums and accretion of discounts that are recognized as adjustments to interest income) and fair value, representing unrealized holdings gains or losses, net of the related tax effect, if any, is recorded, until realized, as a separate component of stockholders’ equity. Gains and losses on the sale of debt securities are determined on a specific identification basis. Realized gains and losses are included in other income (expense) in the accompanying Consolidated Statements of Operations.

Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable consist primarily of amounts due to QuadraMed from its normal business activities. QuadraMed maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of QuadraMed’s customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances might be required.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003

Concentration of Credit Risk—Accounts receivable subject QuadraMed to its highest potential concentration of credit risk. QuadraMed reserves for credit losses and does not require collateral on its trade accounts receivable. In addition, QuadraMed maintains cash and investment balances in accounts at various domestic banks and two brokerage firms. QuadraMed is insured by the Federal Deposit Insurance Corporation for up to $100,000 at each bank. Balances maintained at the brokerage firm are not insured.

Goodwill—In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are to be separately disclosed on the balance sheet, and no longer amortized but subject to annual impairment tests. With the adoption of SFAS 142, QuadraMed ceased amortization of goodwill as of January 1, 2002. Prior to this point, goodwill was amortized using the straight-line method over its estimated useful life.

SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (i.e., business segments) upon adoption and at least annually thereafter using a two-step impairment analysis. In accordance with SFAS 142, QuadraMed performed the first of the required two-step impairment tests of goodwill and indefinite-lived assets as of January 1, 2002. In performing the first step of this analysis, QuadraMed first assigned its assets and liabilities, including existing goodwill and other intangible assets, to it’s identified reporting units to determine their carrying value. For this purpose, QuadraMed’s reporting units equated to its five business segments then in place. QuadraMed’s reporting units equate to its business segments since this is the lowest level of QuadraMed at which operating plans are prepared and operating profitability is measured for assessing management performance. QuadraMed estimated the fair value of each reporting unit with significant goodwill utilizing various valuation techniques including the Income Approach and the Market Approach. The Income Approach provides an estimation of the fair value of a reporting unit based on the discounted cash flows derived from the reporting unit’s estimated remaining life plus the present value of any residual value. The Market Approach indicates the fair value of a reporting unit based upon a comparison to publicly-traded companies in similar lines of business. Step one of this analysis was completed by comparing the carrying value of each of the analyzed reporting units to its fair value. This comparison resulted in the fair values of the analyzed reporting units exceeding the carrying values of the net assets. Accordingly, no indicators of impairment existed. As a result, QuadraMed did not perform step two as described by SFAS 142.

As of January 1, 2003 and 2004, QuadraMed reviewed the goodwill for impairment. The result of performing step one of this analysis resulted in the fair values of the analyzed reporting units exceeding the carrying values of the net assets once again. Accordingly, step two was not performed.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003

The following schedule shows QuadraMed’s reported net income for the period prior to the adoption of SFAS No. 142 as adjusted to add back goodwill amortization as if SFAS No. 142 had been adopted during the period (in thousands, except per share data):

Year ended December 31, 2001
Income from continuing operations	$11,952
Add back: goodwill amortization	3,415

Adjusted income from continuing operations	$15,367

Reported net income	$9,413
Add back: goodwill amortization	3,415

Adjusted net income	$12,828

Basic income from continuing operations per share:
Reported income from continuing operations	$0.47
Goodwill	0.13

Adjusted basic income from continuing operations per share	$0.60

Diluted income per share from continuing operations:
Reported income from continuing operations	$0.45
Goodwill	0.13

Adjusted basic income from continuing operations per share	$0.58

Basic net income per share:
Reported net income	$0.37
Goodwill	0.13

Adjusted basic net income per share	$0.50

Diluted net income per share:
Reported net income	$0.35
Goodwill	0.13

Adjusted diluted net income per share	$0.48

During 2002, QuadraMed acquired all of the outstanding shares of Pharmacy Data Systems, Inc. and the assets of Cascade Health Information Software, Inc. and recorded goodwill of $7.9 million and $882,000, respectively. There have been no other changes in the carrying amount of goodwill during 2003, 2002 or 2001.

Capitalized Software—Software development costs are capitalized upon the establishment of technological feasibility, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Software development costs are capitalized based upon an assessment of their recoverability. This assessment requires considerable judgment by management with respect to various factors, including, but not limited to, anticipated future gross margins, estimated economic lives, and changes in software and hardware technology. Upon the general release of the product to customers, development costs for that product are amortized over the greater of the ratio that current revenues bear to total and anticipated future revenues for the applicable product or the straight-line method, generally five years. These amounts are charged to cost of licenses.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003

Other Intangible Assets—Other intangible assets primarily relate to customer lists, acquired software including developed and core technology, and tradenames and other acquired in QuadraMed’s purchase business combinations. On January 1, 2002, QuadraMed adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which generally requires impairment losses to be recorded on long-lived assets (excluding goodwill) used in operations, such as property, equipment and improvements, and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The provisions of this statement did not have a significant impact on QuadraMed’s financial condition or operating results.

On an annual basis, QuadraMed reviews its intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets in accordance with the provisions of SFAS No. 144. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their net realizable values. Amortization of other intangible assets totaled $2.3 million, $2.5 million and $2.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization of acquired software, which is included within amortization, impairment and other operating charges on the Consolidated Statements of Operations, totaled $430,000, $766,000, and $900,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Other intangible assets consist of the following (in thousands):

	December 31, 2003
	Gross	Accumulated Amortization	Net
Customer lists	$13,602	$(8,552)	$5,050
Acquired software	6,669	(5,537)	1,132
Tradenames and other	2,320	(1,510)	810

Total	$22,591	$(15,599)	$6,992

The estimated aggregate amortization expense of intangible assets subject to amortization for each of the succeeding years, beginning with the year ended December 31, 2004, is as follows; $2.2 million, $2.0 million, $1.7 million, $1.1 million and $0, respectively.

Property and Equipment—Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives, which are generally three years for computer equipment and purchased software and five years for office furnishings and equipment. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life (generally 10 years). Maintenance and repair costs are expensed as incurred. QuadraMed reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Accounting for and Disclosure of Guarantees—QuadraMed’s software license agreements generally include a performance guarantee that QuadraMed’s software products will substantially operate as described in the applicable program documentation for a period of 90 days after delivery. QuadraMed also generally warrants that services performed will be provided in a manner consistent with reasonably applicable industry standards. To date, QuadraMed has not incurred any material costs associated with these warranties.

Stock Based Compensation—SFAS 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. QuadraMed has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of QuadraMed’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

QuadraMed has determined pro-forma information regarding net income and earnings per share as if it had accounted for employee stock options under the fair value method as required by SFAS No. 123, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Please see below for assumptions used in the Black-Scholes option pricing model. Had

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003

compensation cost for QuadraMed’s stock option plan and employee stock purchase plan been determined consistent with SFAS No. 123, QuadraMed’s reported net income (loss) and net earnings (loss) per share would have been changed to the amounts indicated below (in thousands except per share data):

	Year ended December 31,
	2003	2002	2001
Net income (loss) as reported	$(23,943)	$(14,362)	$9,413
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	502	812	205
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,542)	(5,936)	(2,986)

Pro forma net income (loss)	$(27,983)	$(19,486)	$6,632

Earnings per share:
Basic – as reported	$(0.87)	$(0.53)	$0.37
Basic – pro forma	$(1.02)	$(0.72)	$0.26
Diluted – as reported	$(0.87)	$(0.53)	$0.35
Diluted – pro forma	$(1.02)	$(0.72)	$0.25

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2003	2002	2001
Expected dividend yield	—	—	—
Expected stock price volatility	135.13%	112.04%	109.60%
Risk-free interest rate	2.86%	2.74%	4.12%
Expected life of options	5 years	5 years	5 years

Net Loss Per Share—Basic loss per share is determined using the weighted average number of common shares outstanding during the period. Diluted loss per share is determined using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and conversion of the subordinated debentures (using the as-converted method). Common equivalent shares are excluded from the diluted computation only if their effect is anti-dilutive.

As QuadraMed recorded a net loss for each of the years ended December 31, 2003 and 2002, no common equivalent shares are included in the diluted weighted average common shares for those periods.

If QuadraMed had reported net income, the calculation of diluted earnings per share would have included an additional 8,731,000 and 1,255,000 common stock equivalent shares not included for basic earnings per share for the years ended December 31, 2003 and 2002, respectively. For the year ended December 31, 2001, included in the diluted weighted average shares outstanding are common stock equivalent shares.

Recent Accounting Standards—In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment FASB Statement No. 13, and Technical Corrections. This statement updates and clarifies existing pronouncements relating to classification and reporting of gains and losses from the extinguishment of debt, the treatment of sale-leaseback transactions and also makes technical corrections to existing pronouncements. QuadraMed adopted the provisions of SFAS No. 145 effective January 1, 2003. The adoption of SFAS No. 145 did not have a significant impact on QuadraMed’s financial condition, results of operations and cash flows, however, in connection with adopting this standard QuadraMed reclassified in its 2001 financial statements, the gain on the redemption of the debentures to other income.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation, which was revised in December 2003, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support form other parties. FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected residual returns.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003

FIN 46 also requires disclosures about unconsolidated variable interest entities in which an enterprise holds a significant variable interest. FIN 46 was immediately effective for variable interest entities created or entered into after January 31, 2003 and is effective in the first reporting period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on QuadraMed’s consolidated results of operations, financial position or cash flows.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which supercedes portions of SAB 101. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21. While the wording of SAB 104 changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB No. 104 did not have a material effect on QuadraMed’s consolidated results of operations, financial position or cash flows.

In December 2003, the FASB revised SFAS No. 132—Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revisions to SFAS No. 132 retain the disclosure requirements contained in the original SFAS No. 132 but require additional disclosures describing the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required disclosures have been included in Note 14.

4. ACQUISITIONS AND DIVESTITURES

Acquisitions

Acquisition of Outstanding Shares of Pharmacy Data Systems, Inc.

On June 11, 2002, QuadraMed acquired all of the outstanding shares of Pharmacy Data Systems, Inc. (“PDS”), a leader in advanced pharmacy, nursing, and physician information systems, for $10.7 million, assumed liabilities of $1.2 million and acquisition costs of $262,000. The consolidated financial statements include the results of operations of PDS since June 11, 2002. In connection with this acquisition, QuadraMed recorded an in-process research and development charge of $400,000.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets:
Current assets	$856
Property and equipment	100
Goodwill	7,893
Other intangible assets (including in-process research and development)	3,350
12,199
Liabilities:
Current liabilities (including acquisition costs)	1,499

Net purchase price	$10,700

Other intangible assets of $3.4 million include in-process research and development, acquired technology, maintenance and other agreements and trademarks. Capitalized intangible assets are subject to amortization periods of one to five years. PDS is included within the Enterprise segment of QuadraMed.

Acquisition of the Assets of Cascade Health Information Software, Inc. On May 31, 2002, QuadraMed acquired the assets of Cascade Health Information Software, Inc., (“Cascade”) a provider of software for the coding and abstracting of patient medical records, which was a subsidiary of Transcend Services, Inc., for $935,000, assumed liabilities of $346,000 and acquisition costs of $33,000. The purchase price was allocated $882,000 to goodwill, $222,000 to intangible assets (including maintenance agreements and existing technology), and $210,000 to tangible net assets. Cascade is included within the HIM Software segment of QuadraMed.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003

Pro forma results of operations for these business acquisitions have not been presented because the effects were not material to the consolidated financial statements on either an individual or aggregate basis.

Divestitures

Sale of the Assets of HIM Services Division

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

The results of operations for HIM Services have been presented as a discontinued operation for all periods presented. HIM Services operating results were as follows (in thousands):

	Year ended December 31,
	2002	2001
Revenue	$17,313	$19,735

Loss from operations of discontinued operation	$(2,280)	$(2,539)
Gain on disposal	8,776	—

Total income (loss) on discontinued operations	$6,496	$(2,539)

Sale of EZ-CAP Assets

On August 16, 2001, QuadraMed and its wholly-owned subsidiary, QuadraMed Operating Corporation, entered into an asset purchase agreement for the sale of certain assets and related products used to conduct the EZ-CAP managed care software business to OAO Transition, LLC, a Delaware limited liability company (“OAO Transition”), and OAO Technology Solutions, Inc., a Delaware corporation (individually and collectively “OAO”). The transaction closed on August 31, 2001. QuadraMed received net proceeds from the sale of $8.1 million and recorded a gain of $7.1 million during 2001. In addition, as part of the agreement, in October 2002 and in January 2003, QuadraMed received two payments of $1.5 million each based on EZ-CAP’s revenue growth and customer retention following the close of the transaction, which were recorded as additional gains on sale. Income associated with the EZ-CAP operations for 2001 was $1.6 million.

Sale of Electronic Remittance Advice Product Line

On March 31, 2001, QuadraMed sold its Electronic Remittance Advice product line. QuadraMed received proceeds from the sale of $24,000, and recorded a loss after applicable taxes of $57,000.

5. CASH AND INVESTMENTS

Restricted Cash—Restricted cash reflects amounts to be restricted greater than 12 months and accordingly is included in non-current assets. Restricted cash consists of the following (in thousands):

	Year ended December 31,
	2003	2002
Lease agreements	$456	$623
Contract guarantees	$3,620	$3,786
HIMS Services escrow	$1,500	$1,500
Imprest cash balance	$(53)	$(60)

	$5,523	$5,849

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003

Stand-by Letters of Credit—From 1999 through 2001, QuadraMed opened $4.1 million in stand-by letters of credit under bank financing agreements which remain outstanding as of December 31, 2003. QuadraMed pays a 1% annual fee to renew its existing stand-by letters of credit and secures all of the stand-by letters of credit with certificates of deposit totaling $4.1 million and $4.4 million recorded in the Consolidated Balance Sheet as restricted cash at December 31, 2003 and 2002, respectively.

Marketable Investments in Other Companies—From 1997 to 1999, QuadraMed purchased 599,425 shares at a cost of $4.7 million in VantageMed Corporation (“VantageMed”), a company that develops and sells software to physician groups. During 2002, 2001, and 2000, QuadraMed recorded other-than-temporary impairment charges of $551,000, $86,000 and $4.1 million, respectively, to reflect permanent reductions in the fair value of this investment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2003 and 2002, the carrying value of the VantageMed investment was zero.

Non-Marketable Investments in Other Companies—In January 1999, QuadraMed loaned $3.6 million to Purkinje, Inc. (“Purkinje”), a company that develops and sells software to physician groups, pursuant to the terms and conditions of a convertible secured promissory note (“Purkinje Note”), which was amended on June 7, 2001. In the Third Quarter 2001, Purkinje was unable to meet its obligations under the Purkinje Note and suspended interest payments. At that time and at Purkinje’s request as full and final payment of all principal, interest, and related sums payable under the Purkinje Note, QuadraMed converted the amounts evidenced by the Purkinje Note to 5,677,560 shares of Purkinje Class A preferred shares. QuadraMed determined that the estimated fair value of the Purkinje Class A preferred stock was zero and recorded an impairment charge of $3.6 million in Third Quarter 2001. There have been no material changes in QuadraMed’s opinion of the valuation of Purkinje Class A preferred stock and it remains at a recorded value of zero as of December 31, 2003.

Variable Life Insurance Policies—QuadraMed has an investment interest in three variable life insurance policies. Each of the variable life insurance policies provides for the investment of the cash value portion into various sub-accounts that are similar in nature to mutual funds. Two policies are issued pursuant to split-dollar agreements with the former executives, and trusts established for their benefit make the investment decisions on these policies. From 1998 through 2002, QuadraMed recorded the net present value of the premiums paid as an asset and accreted the discount to compensation expense. QuadraMed is entitled to reimbursement for all annual premiums paid from 1998 to 2002 under the split-dollar life insurance policies. As of December 31, 2003 and 2002, the carrying value of the asset was $2.8 million and $2.6 million, respectively. This amount is included in other long-term assets on the accompanying Consolidated Balance Sheets.

The third policy is a corporate-owned policy that QuadraMed contributed to a grantor or “rabbi” trust established to make contributions to satisfy its obligations under the Supplemental Executive Retirement Plan (SERP) and two other subsequently terminated benefit plans (see Note 14, Employee Benefit Plans, for further explanation of these plans). QuadraMed makes the investment decisions on this policy only. The performance of the variable life insurance policy for cash value and premium amounts will vary depending on the performance of the selected underlying sub-accounts. Pursuant to FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance, QuadraMed reports the amount that could be realized under the SERP variable life insurance contract as an asset valued as of the statement of financial position date and treats the change in cash surrender value during the reported period as an adjustment of premiums paid in determining the expense or income to be recognized. A reduction in the cash surrender value of the variable life insurance policy as a result of future adverse changes in the condition of equity markets or poor operating results of the underlying policy sub-accounts could have an effect on QuadraMed’s results of operations. The cash surrender value of the SERP policy as of December 31, 2003 and 2002, was $2.4 million and $1.6 million, respectively, and is included in other long-term assets in the accompanying Consolidated Balance Sheets.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003

6. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net consisted of the following (in thousands):

	December 31,
	2003	2002
Computer equipment	$11,745	$10,507
Office furnishings and equipment	3,955	3,806
Purchased software	6,366	4,922
Leasehold improvements	2,972	2,954

Total cost	25,038	22,189
Less: Accumulated depreciation and amortization	(19,395)	(16,170)

Net book value	$5,643	$6,019

Depreciation expense was $3.6 million, $3.5 million and $3.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

7. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized Software Development Costs—For the years ended December 31, 2003, 2002 and 2001, QuadraMed capitalized software development costs of $0, $1.8 million and $1.8 million respectively. Operating costs for research activities prior to the establishment of technological feasibility and for product upgrades to improve product performance or to respond to updated regulations and business requirements are charged to research and development expense as incurred. Such expenditures, excluding capitalized amounts were $23.1 million, $17.5 million and $14.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization of capitalized software development costs charged to cost of license was $2.5 million, $2.4 million and $2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

8. LEASE OBLIGATIONS

QuadraMed leases its headquarters and all other facilities and certain equipment under operating leases, some of which contain renewal and purchase options, and a nominal portion of its equipment under capital lease arrangements. Future minimum payments under operating leases with an initial term of more than one year at December 31, 2003, are as follows (in thousands):

Operating Leases
2004	$4,543
2005	4,102
2006	3,765
2007	3,851
2008	3,538
Thereafter	6,715

Total minimum lease payments	$26,514

Rent expense was $5.9 million, $6.3 million and $5.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. In connection with the relocation of its corporate headquarters to Reston, Virginia, QuadraMed intends to vacate or sublease the San Rafael, California facility in 2004. The San Rafael minimum lease payments total $5.7 million for years 2004 through 2009, which is included in the schedule above.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003

9. LONG-TERM DEBT

On May 1, 1998, QuadraMed issued convertible subordinated debentures through a public offering in the principal amount of $115 million, including the underwriters’ over-allotment option (the “2005 Debt”). QuadraMed’s net proceeds from the offering were $110.8 million. The 2005 Debt matures on May 1, 2005 and bears interest at 5.25% per annum. The 2005 Debt is convertible into common stock at any time prior to the redemption or final maturity, initially at the conversion price of $33.25 per share (resulting in an initial conversion ratio of 30.075 shares per $1,000 principal amount). QuadraMed’s closing price on May 1, 1998 was $28.875.

Under the terms of the indenture and related documents, QuadraMed is obligated to redeem the 2005 Debt earlier than the May 1, 2005 maturity date upon defined Events of Default, including failure to timely repay principal or interest under the 2005 Debt, default under any other borrowing, and bankruptcy. Further, QuadraMed is obligated to provide holders of the 2005 Debt with notice and the holders have the individual option to redeem the debentures should QuadraMed (i) cease to be traded on a U.S. national securities exchange or cease to be approved for trading on a U.S. automated over-the-counter securities market or (ii) experience defined Changes of Control, including a merger in which QuadraMed is not the surviving entity or its shareholders do not control at least 50% of the new entity, the sale of substantially all of QuadraMed’s assets, a liquidation, or a substantial change in the board of directors over a two-year period.

In the year ended December 31, 2001, QuadraMed redeemed and cancelled $41.3 million in principal amount of the debentures at prices ranging between $530.00 and $697.50 per $1,000 of principal amount resulting in a gain of $12.9 million after applicable taxes. On March 4, 2003, QuadraMed’s common stock was delisted from the Nasdaq National Market. The Delisting constituted a “Repurchase Event” under the provisions of the 2005 Debt Agreement. Upon such an event, the 2005 Debt Agreement grants to each debenture holder the right, at the holder’s option, to require QuadraMed to repurchase all or any of the holder’s debentures.

On April 17, 2003, QuadraMed issued $71.0 million of Senior Secured Notes due 2008 (the “2008 Debt”). The proceeds from the issuance of the 2008 Debt were used to repurchase $61.8 million (plus $1.5 million in accrued interest) of the 2005 Debt required to be repurchased. Accordingly, the net proceeds as a result of the issuance of the 2008 Debt, less the costs (including fees) associated with the repurchase of the 2005 Debt, were $8.5 million, with $11.9 million of the 2005 Debt remaining outstanding. Additionally, the repurchase right on the 2005 Debt remaining outstanding expired on April 17, 2003. The 2008 Debt bears interest at an initial rate of 10%, of which 6% is due in semi-annual cash coupon payments in the first year with the remainder added to the outstanding principal balance of the notes. The interest rate on the 2008 Debt will be reduced to 9% upon relisting of QuadraMed’s common stock on the Nasdaq, including Nasdaq SmallCap or any U.S. National Market, and is secured by substantially all of QuadraMed’s intellectual property. The 2008 Debt contains certain events of default. These events include: failure to timely repay principal or interest owned on the debentures, default under any other borrowing, and bankruptcy. As part of the transaction, QuadraMed also issued warrants to purchase 11.6 million shares of common stock, of which warrants for 11.3 million shares were issued to purchasers of the 2008 Debt and warrants for 283,000 shares were issued as compensation for services provided with the offering. The warrants have a term of five years, an exercise price of $.01 per share, and are subject to certain anti-dilution provisions, including dilution from the issuance of shares in settlement of any existing litigation. QuadraMed valued the warrants using the Black-Scholes valuation model using a volatility of 142%, expected life of 5 years, 2.74% risk-free interest rate and no dividend yield. The result was a fair value of $12.9 million for the warrants issued to debt- holders. QuadraMed allocated the proceeds received from the issuance of the 2008 Debt to the debt and the warrants based on the relative estimated fair values of these securities at the time of issuance. The result was $12.9 million was recorded as additional paid-in-capital and also as a discount to the debt which will be amortized to interest expense ratably, using a method that approximates the effective interest method over the 5-year term of the debt. In addition, costs associated with the debt offering, including the warrants for 283,000 shares, totaled $1.0 million, which will be amortized to interest expense ratably over the same term.

In June 2003, 283,000 warrants were exercised. In October 2003, $1.3 million of interest due on the 2008 Debt was converted into principal on the debt in accordance with the provisions described above. At December 31, 2003, long-term debt consisted of principal balances of $11.9 million for the 2005 Debt and $72.3 million for the 2008 Debt, and an unamortized discount related to the warrant issuances of $11.1 million. At December 31, 2003, the fair value for

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003

the 2005 Debt was $10.5 million and for the 2008 Debt was $60.0 million. Additionally, at December 31, 2003, $937,000 of debt issuance costs remained unamortized.

On October 23, 2003, QuadraMed received a written Demand Request from a Holder of Registrable Securities, pursuant to Section 2 of the Registration Rights Agreement (the “Agreement”), dated as of April 17, 2003. QuadraMed mailed a Request Notice to all Holders under the Agreement on November 3, 2003. On January 21, 2004, as required under Section 2 of the Agreement, QuadraMed filed a Registration Statement on Form S-1 (the “Registration Statement”) with the SEC to register securities for resale. The securities include the 2008 Debt and shares underlying warrants issued in connection with the 2008 Debt offering. All of the securities being registered are being offered by the holders of the securities. QuadraMed will not receive any proceeds from any sale of the registered securities. QuadraMed is required to use its commercially reasonable efforts to have the Registration Statement declared effective. As of March 15, 2004, the Registration Statement has yet to become effective.

10. STOCK REPURCHASE PROGRAM

In June 2001, QuadraMed’s Board of Directors approved a stock repurchase program under which QuadraMed was authorized to repurchase up to 6,000,000 shares of its common stock. The extent to which QuadraMed repurchases shares and the timing of such purchases will depend upon market conditions and other corporate considerations. During 2001, 200,000 shares of QuadraMed common stock had been repurchased under the program. The shares were repurchased at an average price of $4.05 and a total purchase price, including acquisition costs, of $822,000 and were recorded as treasury stock. There were no stock repurchases in 2003 or 2002.

11. RESTRICTED STOCK GRANTS

During the years ended December 31, 2003, 2002 and 2001, QuadraMed issued an aggregate of 1.2 million, 39,000, and 475,000 shares, respectively of its common stock as restricted stock at no exercise price as provided for under QuadraMed’s 1996 Stock Plan. The grants were made to certain senior executives for no monetary consideration. All of the restricted shares fully vest over one to four years. QuadraMed has recorded the fair value of the restricted shares on the date the restricted stock purchase rights were granted on that date as deferred compensation within the Stockholders’ Equity (Deficit) section of the Consolidated Balance Sheets. This amount is amortized, pro rata over the related vesting term as it expects the shares to vest. Compensation expense associated with the grants of restricted stock totaling $502,000, $812,000 and $205,000 was recognized during the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, 1.5 million restricted shares remained subject to vesting.

12. STOCK INCENTIVE AND PURCHASE PLANS

Stock Incentive Plans

QuadraMed has two principal stock option plans: the 1996 Stock Incentive Plan and the 1999 Supplemental Stock Option Plan:

1996 Stock Incentive Plan

Under QuadraMed’s 1996 Stock Incentive Plan, (the “Incentive Plan”), the Board of Directors may grant incentive and nonqualified stock options to employees, directors, and consultants. The Incentive Plan is divided into the following 5 separate equity programs: (i) the discretionary option grant program under which eligible persons may, at the discretion of the plan administrator, be granted options to purchase share of common stock; (ii) the salary investment option grant program under which eligible employees may elect to have a portion of their base salary invested each year in special option grants; (iii) the stock issuance program under which eligible persons may, at the discretion of the plan administrator, be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to QuadraMed; (iv) the automatic option grant program under which eligible non-employee board members shall automatically receive option grants at periodic intervals to purchase shares of common stock; and, (v) the director fee option program under which non-employee board members may elect to have all or any portion of their annual retainer fee otherwise payable in cash applied to a special option grant.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003

The exercise price per share for an incentive stock option cannot be less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value on the date of grant. Option grants under the Incentive Plan generally expire 10 years from the date of grant and generally vest over a four-year period. Options granted under the Incentive Plan are exercisable subject to the vesting schedule. As of December 31, 2003, QuadraMed’s stockholders had authorized a total of 8,426,594 shares of common stock for grant under the Incentive Plan. The Incentive Plan provides that the share reserve automatically increases each year by an amount equal to 1.5% of the outstanding shares on the last trading day of the immediately preceding calendar year.

1999 Supplemental Stock Option Plan

In 1999, QuadraMed’s Board of Directors approved QuadraMed’s 1999 Supplemental Stock Option Plan (the “1999 Supplemental Plan”). The 1999 Supplemental Plan permits non-statutory option grants to be made to employees, independent consultants, and advisors who are not QuadraMed officers, directors, or Section 16 insiders. The 1999 Supplemental Plan is administered by the Board of Directors or its Compensation Committee and terminates in March 2009. The exercise price of all options granted under the 1999 Supplemental Plan may not be less than 100% of fair market value on the date of the grant. Options vest on a schedule determined by the Board of Directors or the Compensation Committee with a maximum option term of 10 years. QuadraMed’s stockholders had authorized a total of 4,000,000 shares of common stock, for grant under the 1999 Supplemental Plan.

Stock-based Compensation

In accordance with SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise. QuadraMed’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

The weighted average fair value of options and restricted shares granted during 2003, 2002 and 2001 were $1.79, $6.97 and $1.17 per share, respectively. Option and restricted share activity is as follows (in thousands, except per share amounts):

	Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2000	5,714	$5.62
Granted	986	3.50
Exercised	(276)	3.56
Cancelled	(677)	8.69

Balance, December 31, 2001	5,747	$5.28
Granted	1,462	7.91
Exercised	(433)	4.39
Cancelled	(753)	5.74

Balance, December 31, 2002	6,023	$5.36
Granted	5,882	1.27
Exercised	(97)	1.59
Cancelled	(645)	4.63

Balance, December 31, 2003	11,163	$3.56

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003

The following table summarizes information about stock options and restricted shares outstanding as of December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/03	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable as of 12/31/03	Weighted Average Exercise Price
$ 0.00 – $ 0.98	1,463,115	9.08	$0.17	154,504	$0.87
$ 1.00 – $ 1.15	1,929,243	9.02	1.14	225,239	1.08
$ 1.18 – $ 1.82	1,474,112	8.73	1.63	415,207	1.46
$ 1.90 – $ 2.19	783,265	5.85	2.17	705,934	2.18
$ 2.20 – $ 2.50	2,410,300	8.40	2.49	951,071	2.49
$ 2.52 – $ 8.33	1,414,140	6.36	6.23	1,074,243	6.83
$ 8.34 – $11.50	1,413,910	6.33	9.43	987,477	9.68
$12.00 – $30.13	274,743	2.17	18.36	274,743	18.36

$ 0.00 – $30.13	11,162,828	7.79	$3.56	4,788,418	$5.60

Employee Stock Purchase Plan

QuadraMed’s 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) was adopted by the Board of Directors in January 2002. A total of 333,450 shares of common stock are reserved for issuance under the 2002 Purchase Plan, pursuant to which eligible employees are able to contribute up to 10% of their compensation for the purchase of QuadraMed common stock at a purchase price of 85% of the lower of the fair market value of the shares on the first or last day of the six-month purchase period. As of December 31, 2003, 194,017 shares are available for issuance.

13. RELATED PARTY TRANSACTIONS

Lawrence P. English, QuadraMed’s Chairman and Chief Executive Officer, is a director of Curative Health Services, Inc. (“Curative”), and serves as Chairman of its Executive Committee and as a member of its Audit Committee. Joseph L. Feshbach, a QuadraMed director, is the Chairman of the Board of Curative. There are no transactions between QuadraMed and Curative.

Joseph L. Feshbach, elected to QuadraMed’s Board in August 2001, provided consulting and advisory services to QuadraMed related to the development of financial and merger and acquisition strategies from April to August 2001. For these services, Mr. Feshbach was paid $25,000 and received an option to purchase 20,000 shares of QuadraMed’s common stock at an exercise price of $2.42, which vested fully on July 31, 2001. Mr. Feshbach exercised this option on December 6, 2001 at a trade price of $8.30 and was attributed with $117,600 in income as a result of the exercise.

Michael J. King, a QuadraMed director, is a former officer of QuadraMed and was President of Compucare, acquired by QuadraMed in 1999. He is the Chief Executive Officer of Healthscribe, Inc. (“Healthscribe”), a provider of transcription services. Prior to Mr. King’s appointment as Healthscribe’s CEO, QuadraMed entered into a subcontract with Healthscribe for transcription services at a healthcare facility managed by QuadraMed. At the end of March 2001, this subcontract was terminated and the healthcare facility managed by QuadraMed contracted directly with Healthscribe for services. In the year ended December 31, 2001, QuadraMed paid Healthscribe a total of $300,000.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003

14. EMPLOYEE BENEFIT PLANS

401(k) Savings Plan

QuadraMed maintains a 401(k) Savings Plan (the “Plan”). All eligible QuadraMed employees may participate in the Plan and elect to contribute up to 15% of pre-tax compensation to the Plan. Employee contributions are 100% vested at all times. At its discretion, QuadraMed may match employee contributions to the Plan. Presently, QuadraMed matches up to 50% of the first 4% of employee contributions. The vesting of such contributions is based on the employee’s years of service, becoming 100% vested after 4 years. For the years ended December 31, 2003, 2002 and 2001, QuadraMed made discretionary contributions of approximately $700,000, $800,000 and $900,000 respectively.

Deferred Compensation Plan

In January 2000, QuadraMed adopted a deferred compensation plan (the “DCP”) to provide specified benefits to, and help retain, a select group of management and highly compensated employees and directors who contribute materially to QuadraMed’s continued growth, development and future business success. The DCP was unfunded for tax purposes and for purposes of Title I of ERISA. The Compensation Committee was responsible, at its sole discretion, for the selection of employees and directors to participate in the DCP, and several employees were so selected. In February 2001, QuadraMed terminated the DCP pursuant to its terms effective January 1, 2001, returned any deferrals made for 2001, and made payments pursuant to the DCP for any deferrals made in 2000 from cash. For the years ended December 31, 2003, 2002 and 2001, QuadraMed made no discretionary contributions to the DCP.

Stock Exchange Deferred Compensation Plan

In January 2000, QuadraMed adopted a Stock Exchange Deferred Compensation Plan (the “SEDCP”) to provide specified benefits to, and help retain, a select group of management and highly compensated employees who contribute materially to QuadraMed’s continued growth, development and future business. The SEDCP was unfunded for tax purposes and for purposes of Title I of ERISA. The Compensation Committee was responsible, at its sole discretion, to select the employees to participate in the SEDCP. QuadraMed terminated the SEDCP pursuant to its terms in July 2001. For the year ended December 31, 2000, QuadraMed recorded compensation expense related to the SEDCP in the amount of $2.4 million. There were no expenses related to the SEDCP in 2003, 2002 or 2001.

Supplemental Executive Retirement Plan (the “SERP”)

QuadraMed adopted a Supplemental Executive Retirement Plan (the “SERP”) effective January 1, 2000. The SERP is unfunded for purposes of the Internal Revenue Code and Title I of ERISA. In January 2000, the Compensation Committee selected James D. Durham, then QuadraMed’s Chairman and Chief Executive Officer, and John A. Cracchiolo, then QuadraMed’s Chief Operating Officer, for participation in the SERP.

The SERP provides a 20-year retirement benefit that commences at age 60 and is paid in monthly installments equal to the product of 0.05 multiplied by the participant’s highest annual compensation in their last 10 years of employment with QuadraMed multiplied by the number of full years of service that a participant has had with QuadraMed (not to exceed 13) divided by 12. The SERP benefit is cliff-vested at 7 years required of plan participation with QuadraMed. In the event of a change in control, a participant’s death, disability, retirement or involuntary termination of employment, other than a termination of employment for cause, a participant becomes immediately vested in their SERP benefit. If the participant is involuntarily terminated, the SERP benefit is a lump sum equal to the actuarial equivalent of the SERP benefit using 13 years of service.

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003

On July 31, 2001, QuadraMed and Mr. Durham amended his separation agreement (“Durham Separation Amendment”). Pursuant to the Durham Separation Amendment, QuadraMed and Durham agreed to (i) Durham’s resignation as a director, (ii) Durham’s continued part-time employment through December 31, 2003, (iii) Durham’s full vesting in the SERP benefit. Under SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, this amendment is a curtailment of the SERP requiring recognition of half of the remaining unamortized prior service costs, a charge of $616,000.

In accordance with SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, QuadraMed recognized the following expenses for the SERP using an assumed discount rate of 6.75% for 2003 and 2002 (in thousands):

	Year ended December 31,
	2003	2002
Net Periodic Benefit Cost
Service cost	$357	$325
Interest cost	203	170
Amortization of prior service cost	325	205

	885	700
Other Comprehensive Income	—	69

	$885	$769

As of the measurement date, December 31, the status of the SERP using the assumed discount rate was as follows (in thousands):

	December 31,
	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$3,007	$2,443
Service cost	357	325
Interest cost	203	170
Actuarial losses	—	69

Benefit obligation at end of year	3,567	3,007
Change in plan assets(1)	—	—

Funded status	(3,567)	(3,007)
Unrecognized prior service cost	—	325
Unrecognized net actuarial loss	69	69

Accrued benefit obligation	$(3,498)	$(2,613)
Unfunded accumulated benefit obligation	(3,567)	(3,007)

Additional liability(2)	(69)	(394)
Intangible asset(3)	—	325

Impact on accumulated deficit	69	69

Benefit liability(4)	$(3,567)	$(3,007)

(1)	Pursuant to the Durham Separation Agreement of July 12, 2000 between QuadraMed and Mr. Durham, QuadraMed was not obligated to a specific contribution schedule, but agreed in good faith to fund the SERP when it had the ability to do so.
(2)	Represents the unfunded accumulated benefit obligation less accrued benefit cost.
(3)	Represents the lesser of the additional liability and the unrecognized prior service.
(4)	Represents accrued benefit cost plus the additional liability.

As of December 31, 2003, Mr. Durham had 10 years of service for purposes of calculating the SERP benefit. Mr. Durham’s highest annual compensation was $777,492. Accordingly, the estimated annual SERP benefit for Mr. Durham totals $388,746 (.05 x $777,492 x 10). Mr. Durham will turn 60 in 2008 and will receive benefits under the SERP until 2027. The total payout of Mr. Durham’s SERP benefit over the 20-year period is estimated to be $7.8 million. The discounted benefit liability is included in other long-term liabilities on the accompanying Consolidated Balance Sheets.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003

QuadraMed Grantor or “Rabbi” Trust

In January 2000, contemporaneously with the establishment of the DCP, SEDCP, and the SERP (collectively, the “Plans”), QuadraMed entered into a Grantor Trust Agreement with Wachovia Bank, NA (“Wachovia”), as trustee, establishing a grantor or “rabbi” trust (“Rabbi Trust”) into which QuadraMed could make contributions to satisfy its obligations under the Plans (“Rabbi Trust Agreement”).

Pursuant to the Rabbi Trust Agreement, QuadraMed is required to make contributions to the Rabbi Trust in an amount equal to not less than 100%, but not more than 120%, of the amount necessary to pay all benefits due under the Plans on the date that a threatened change in control occurs. In the event a change in control does not occur within six months of the threatened change in control, QuadraMed has the right to recover such funds. Upon a change in control, QuadraMed is obligated to make an irrevocable contribution to the trust in an amount equal to not less than 100%, but not more than 120%, of the amount necessary to pay all benefits due under the Plans on the date the change in control occurs. QuadraMed is also obligated to fund a $125,000 expense reserve for the trustee upon a threatened change in control or a change in control. A “threatened change in control” is defined to include any pending offer for QuadraMed’s outstanding shares of common stock, any pending offer to acquire QuadraMed by merger, or any pending action or plan to effect a change in control.

In conjunction with the establishment of the Plans in January 2000, QuadraMed purchased a corporate variable life insurance policy from the Travelers Insurance Company (“Travelers Policy”) insuring the lives of 73 employees. Although QuadraMed intended to use the Travelers Policy to fund the obligations under the Plans, it was not immediately assigned to the Rabbi Trust. The face amount of the Travelers Policy is $44.6 million and its maximum annual premiums are $2.0 million. At the time the Travelers Policy was issued, a calculation was performed that indicated the cash surrender value of Travelers Policy would be sufficient to satisfy the DCP and SEDCP benefits assuming QuadraMed mirrored its investment allocations with those of the participants. QuadraMed accounted for the DCP and SEDCP as defined benefit pension plans pursuant to SFAS No. 87, Employers’ Accounting for Pensions. When QuadraMed terminated the DCP and SEDCP pursuant to their terms in February and July 2000, respectively, QuadraMed did not surrender the Travelers Policy. At the time, QuadraMed considered it more capital efficient to pay the benefits under the terminated DCP and SEDCP from cash rather than to surrender the tax-advantaged Travelers Policy. In July 2001, as part of the Durham Separation Amendment, QuadraMed agreed to contribute 5 annual payments of approximately $483,000 during the period from 2001 to 2005 (“Payments”) to the Rabbi Trust. In addition, QuadraMed assigned the Travelers Policy to the Rabbi Trust as a funding mechanism for Mr. Durham’s SERP benefit. At the time the Travelers Policy was contributed to the Rabbi Trust, a calculation was performed that indicated that the cash surrender value of the Travelers Policy plus the Payments would be sufficient to satisfy Mr. Durham’s SERP benefits, assuming a 7% investment return.

Split-Dollar Life Insurance Policies

In November of 1998, QuadraMed entered into split-dollar insurance agreements with:

Mr. Durham and E.A. Roskovensky1, Trustee, for the James Dean Durham Irrevocable Trust (“Durham Trust”) dated October 24, 1996 (“Durham Split-Dollar Agreement”); and,

Mr. Cracchiolo, Mr. Cracchiolo’s spouse, and Vincent Cracchiolo, Trustee for the Cracchiolo Irrevocable Family Trust (“Cracchiolo Trust”) dated September 14, 1998 (“Cracchiolo Split-Dollar Agreement”).

The Durham Split-Dollar Agreement and the Cracchiolo Split-Dollar Agreement are referred to collectively as the “Split-Dollar Agreements”.

The purpose of the Split-Dollar Agreements was to assist Mr. Durham and Mr. Cracchiolo with their personal life insurance programs and ensure that their estates would have sufficient liquidity upon their deaths to avoid an estate tax induced liquidation of their QuadraMed holdings that could potentially destabilize the market for QuadraMed common shares. For the three months prior to the execution of the Split-Dollar Agreements, the average closing price of QuadraMed’s common shares was $23.04.

1 Mr. Roskovensky was subsequently elected to the QuadraMed Board of Directors on April 26, 1999.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003

Pursuant to the Durham Split-Dollar Agreement, (i) the Durham Trust purchased a variable life insurance policy from the John Hancock Variable Life Insurance Company (“John Hancock”) in the amount of $10.0 million that covered Mr. Durham’s life (“Durham Policy”); (ii) QuadraMed agreed to make 5 annual premium payments of $519,066 from 1998 to 2002 to John Hancock, subject to repayment from the Durham Policy upon Mr. Durham’s death or pursuant to the expected return of the policy in policy years 11 to 15; (iii) the Durham Trust collaterally assigned the Durham Policy to QuadraMed as security for the premiums to be paid by QuadraMed; (iv) Mr. Durham agreed to reimburse QuadraMed for the economic benefit attributable to the life insurance provided to the Durham Trust under the Durham Split-Dollar Agreement, which defined it to be the product of (a) the lower of (i) the P.S. 58 term life rates published by the government of the United States or (ii) John Hancock’s one-year term insurance rate available for all standard risks; and (b) the excess of (i) the total death benefit then payable under the Durham Policy over (ii) the aggregate premiums paid by QuadraMed.

The terms and arrangements under the Cracchiolo Split-Dollar Agreement are the same as under the Durham Split-Dollar Agreement except that the amount of the death benefit under the John Hancock variable life insurance policy covering Mr. Cracchiolo and Mr. Cracchiolo’s spouse is $2.5 million (“Cracchiolo Policy”) and the amount of each of the 5 annual premium payments agreed to be advanced by QuadraMed from 1998 to 2002 is $33,244.

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

15. MAJOR CUSTOMERS

In the years ended December 31, 2003, 2002 and 2001, no single customer accounted for more than 10% of total revenues, however, during the years ended December 31, 2003, 2002 and 2001, revenue from the U. S. government accounted for 23%, 21% and 10%, respectively, of HIM Software Division revenues.

16. SEGMENT REPORTING

For the past three years, QuadraMed aligned its operations into three business segments for management reporting purposes. These segments are based on product functionality and shared target markets. QuadraMed’s business segments are (i) the Enterprise Division, (ii) the Health Information Management Software Division, and (iii) the Financial Services Division. The operations and assets of these segments are primarily located in the United States. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies described in footnotes 2 and 3. The financial results for these operating segments for prior periods have been reclassified to conform to the current period presentation.

On November 5, 2003, QuadraMed consolidated the organization of the HIM Software Division and Enterprise Division into a single functional software organization. This reorganization is designed to use existing resources more efficiently and to facilitate the integration of products and technologies. The change does not affect the Financial Services Division. For purposes of 2003 reporting, QuadraMed continued to report based on the three business segments.

Results of operations for these business segments are provided to QuadraMed’s Chief Operating Decision Makers (CODMs), which are the Chairman of the Board and Chief Executive Officer and the President and Chief Operating Officer.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003

Summary financial data by business segment as reported to the CODMs is presented below for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Year ended December 31, 2003
Description	Enterprise	HIM Software	Financial Services	Other (1)	Consolidated Total

Services and other	$53,650	$16,393	$9,150	$—	$79,193

Licenses	$23,319	$22,593	$—	$—	$45,912

Total revenue	$76,969	$38,986	$9,150	$—	$125,105

Gross margin	$49,013	$26,452	$1,607	$—	$77,072

Interest expense, net	$5,322	$2,010	$1,658	$(142)	$8,848

Segment assets	$43,177	$35,558	$5,179	$49,241	$133,155

Total depreciation and amortization expense (2)	$5,063	$4,162	$998	$1,424	$11,647

(1)	Other includes assets held at the Corporate level, including cash, restricted cash and investments, assets associated with the SERP and split-dollar life insurance policy and others not allocable to specific segment lines and products and the related expenses and income.
(2)	Total depreciation and amortization is comprised of amortization of capitalized software costs reflected in gross margin, amortization of warrants and debt-offering costs reflected in interest expense, amortization of acquired intangibles reflected in amortization, impairment and other operating charges and employee stock costs and depreciation expense which are reflected in the related cost or expense line.

	Year ended December 31, 2002
Description	Enterprise	HIM Software	Financial Services	Other (1)	Consolidated Total

Services and other	$51,536	$13,521	$12,482	$—	$77,539

Licenses	$16,399	$15,647	$—	$—	$32,046

Total revenue	$67,935	$29,168	$12,482	$—	$109,585

Gross margin	$41,819	$17,889	$4,649	$—	$64,357

Interest expense, net	$1,709	$687	$543	$(174)	$2,765

Segment assets	$41,834	$38,099	$5,332	$41,662	$126,927

Total depreciation and amortization expense (2)	$2,565	$3,792	$627	$2,906	$9,890

(1)	Other includes assets held at the Corporate level, including cash, restricted cash and investments, assets associated with the SERP and split-dollar life insurance policy and others not allocable to specific segment lines and products, and the related expenses and income.
(2)	Total depreciation and amortization is comprised of amortization of capitalized software costs reflected in gross margin, amortization of warrants and debt-offering costs reflected in interest expense, amortization of acquired intangibles reflected in amortization, impairment and other operating charges, and employee stock costs and depreciation expense which are reflected in the related cost or expense line.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003

	Year ended December 31, 2001
Description	Enterprise	HIM Software	Financial Services	Other (1)	Consolidated Total

Services and other	$49,419	$12,630	$17,105	$3,323	$82,477

Licenses	$18,141	$13,403	$—	$3,025	$34,569

Total revenue	$67,560	$26,033	$17,105	$6,348	$117,046

Gross margin	$40,125	$19,170	$10,657	$4,317	$74,269

Interest expense, net	$1,560	$656	$562	$(71)	$2,707

Segment assets	$30,758	$36,919	$6,103	$51,353	$125,133

Total depreciation and amortization expense (2)	$2,552	$5,821	$546	$2,661	$11,580

(1)	Other includes assets held at the Corporate level, including cash, restricted cash and investments, assets associated with the SERP and split-dollar life insurance policy and others not allocable to specific segment lines and products, and the related expenses and income. In addition, Other includes divested product lines including $6.3 million in revenue for EZ CAP and the assets associated with the divested Health Information Management Services Division.
(2)	Total depreciation and amortization is comprised of amortization of capitalized software costs reflected in gross margin, amortization of warrants and debt-offering costs reflected in interest expense, amortization of acquired intangibles reflected in amortization, impairment and other operating charges, and employee stock costs and depreciation expense which are reflected in the related cost or expense line.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003

17.     INCOME TAXES

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

The provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2003	2002	2001

Current:
Federal	$—	$—	$—
State	(48)	—	150

Total current	(48)	—	150

Deferred:
Federal	8,328	2,518	(2,004)
State	1,452	2,315	187

Total deferred	9,780	4,833	(1,817)

Change in valuation allowance, net of the effect of acquisitions	(9,780)	(4,833)	1,817

Provision for income taxes	$(48)	$—	$150

Due to restating prior year’s income, QuadraMed filed amended tax returns and received a $48,000 refund in 2003.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003

The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2003	2002	2001

Deferred tax assets:
Research and development credits	$7,560	$5,988	$5,109
Net operating loss carryforwards	31,143	26,073	25,294
Deferred revenue	11,796	9,934	6,611
Intangible assets	8,922	9,707	9,683
Other	7,433	6,574	7,101

	66,854	58,276	53,798

Deferred tax liabilities:
Other intangible assets	(1,379)	(2,468)	(2,485)
Depreciation	(767)	(880)	(1,218)

	(2,146)	(3,348)	(3,703)

Net deferred tax asset before allowance	64,708	54,928	50,095
Valuation allowance	(64,708)	(54,928)	(50,095)

Net deferred tax assets	$—	$—	$—

Realization of deferred tax assets is primarily dependent on future taxable income, the amount and timing of which is uncertain given QuadraMed’s history of losses. Therefore a valuation allowance has been recorded for the entire deferred tax asset. The valuation allowance is adjusted on a periodic basis to reflect management’s estimate of the realizable value of the net deferred assets.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003

The reconciliation of the tax provision (benefit) computed at the statutory rate to the effective tax rate is as follows:

	Year ended December 31,
	2003	2002	2001

Federal income tax rate	(34.0)%	(34.0)%	34.0%
Change in valuation allowance	33.9	25.7	(23.6)
Permanent tax differences	0.1	8.3	(10.5)
Other	—	—	1.7

Effective tax rate	0.0%	0.0%	1.6%

As of December 31, 2003, QuadraMed had federal net operating loss carryforwards of approximately $90 million and state net operating loss carryforwards of approximately $5.9 million. In addition, QuadraMed has gross federal and California research and development credit carryforwards of approximately $5.0 million and $2.3 million respectively. The federal net operating loss carryforwards and research and development credits will expire from 2011 through 2020.

The Tax reform Act of 1986 contains provisions that may limit the amount of NOL and research and development credit carryforwards that may be used in any given year if certain events, including a significant change in ownership, occur. If there should be a subsequent “ownership change” of QuadraMed, as defined, the ability to utilize its carryforwards could be restricted.

18.    LITIGATION AND OTHER MATTERS

In October 2002, a series of securities law class action complaints was filed in the United States District Court, California Northern District, by certain of our shareholders against QuadraMed and certain of its officers and directors. The plaintiffs in these actions allege, among other things, violations of the Securities Exchange Act of 1934 due to issuing a series of allegedly false and misleading statements concerning QuadraMed’s business and financial condition between May 11, 2000 and August 11, 2002. Also in October 2002, a shareholders derivative suit was filed on QuadraMed’s behalf in Marin County Superior Court of California against QuadraMed as a nominal defendant and certain of its current and former officers and directors. The derivative action plaintiffs allege that certain of QuadraMed’s current and former officers and directors breached their fiduciary duties to QuadraMed based on assertions similar to those in the federal securities class action litigation. Both actions seek unspecified monetary damages and other relief.

As of February 25, 2004, QuadraMed reached an agreement with the plaintiffs’ counsel in the securities class action litigation and the shareholders derivative litigation. QuadraMed expects that the settlement amounts will be principally covered by its insurance. The proposed settlement agreements include non-disclosure and confidentiality provisions and are conditioned upon the negotiation of final documents and the approval of the courts.

On February 28, 2003, QuadraMed reported that the SEC issued a formal non-public order of investigation concerning QuadraMed’s accounting and financial reporting practices for the period beginning January 1, 1998. On October 10, 2003, QuadraMed announced that the Staff of the San Francisco District Office of the Securities and Exchange Commission (“the Staff”) has informed QuadraMed that the Staff intends to recommend to the SEC that it institute an enforcement action against QuadraMed for violations of the antifraud, periodic filing and books and records provisions of the federal securities laws. The proposed recommendation concerns QuadraMed’s accounting for transactions that it entered into with Health+Cast LLP in 1998 and 1999. The 1999 transactions were restated as part of the recent restatement of its 1999 financial statements. The Staff invited QuadraMed to make a Wells submission with respect to the proposed recommendation. QuadraMed plans to continue to discuss this matter with the Staff; however, QuadraMed cannot predict when the SEC will conclude its inquiry, or the outcome and impact thereof. The Staff also indicated that it does not presently intend to recommend any action against QuadraMed’s current officers, directors or employees.

In June 2000, QuadraMed entered into a Separation Agreement with James Durham upon his resignation QuadraMed’s Chief Executive Officer. This agreement was amended in July 2001 when Mr. Durham resigned from QuadraMed’s Board of Directors. Pursuant to the agreement as amended, upon these resignations, Mr. Durham received

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2003

approximately $3.2 million as of the dates of the agreements, a $250,000 per year salary through January 1, 2001, a $2,000 per month salary until December 31, 2003, the vesting of approximately 100,000 unvested options, the vesting of interest in QuadraMed’s Supplemental Employee Retirement Plan (the “SERP”), and payments of approximately $500,000 per year by QuadraMed into his account in the SERP Trust, all subject to the terms and conditions of the agreement, as amended. Among other terms, the Separation Agreement contained a provision for non-disparagement, requiring Mr. Durham to refrain from directly or indirectly disparaging QuadraMed or its stockholders, directors, officers, employees, or agents for the term in which Mr. Durham was receiving payments under the Separation Agreement and for a period of one year thereafter. In a November 2002 article published in the Marin Independent Journal for which he was interviewed, Mr. Durham made repeated disparaging remarks about QuadraMed and its management. QuadraMed notified him that his published remarks were in breach of his Separation Agreement. Subsequent to the publication of this article, Mr. Durham requested a lump sum election for his SERP benefits. The amount of payment called for in the SERP is described in Note 14 “Employee Benefit Plans—Supplemental Executive Retirement Plan” of the accompanying Consolidated Financial Statements.

In light of Mr. Durham’s breach of his Separation Agreement, QuadraMed has notified Mr. Durham and his counsel that it is not obligated to fund additional SERP payments on behalf of Mr. Durham and that it will not pay him a lump sum for his SERP benefits. In January 2004, Mr. Durham filed an amended complaint against QuadraMed in the Superior Court of the State of California, Marin County, alleging a breach of his SERP contract and a breach of good faith and fair dealing under this contract. This amended complaint seeks payment of his lump sum SERP benefits, interest, attorneys’ fees, and other relief. On January 30, 2004, this matter was moved to the United States District Court, California Northern District. We have filed an answer and a motion to dismiss Mr. Durham’s allegations of breach of good faith and fair dealing under this contract for failure to state a claim. These matters are at an early stage and no discovery has taken place. QuadraMed intends to defend itself vigorously against these allegations and feels that it is in the best interests of QuadraMed and its stockholders to defend this action, due to Mr. Durham’s disparaging comments after his resignation and his breach of the Separation Agreement, as amended. The ultimate outcome of these matters cannot presently be determined. For additional information concerning the calculation and amount of this obligation, see Note 14 “Employee Benefit Plans—Supplemental Executive Retirement Plan” of the accompanying Consolidated Financial Statements.

19.    SUBSEQUENT EVENTS

On February 6, 2004, QuadraMed acquired all of the issued and outstanding capital stock of Détente Systems Pty Limited (“Détente”), an Australian proprietary limited company, and all of the units of trust ownership of the Détente Systems Trust (“the Trust”), an Australian business trust. Détente is engaged in the business of developing, selling and supporting clinical systems in Australia, New Zealand, and the United Kingdom. The Trust holds title to all of the intellectual property used or useful in Détente business. The purchase price for Detente’s stock and the Trust’s units was $4.0 million in cash. Of this amount, $2.6 million was paid on the closing date of the acquisition, and the balance deposited into an escrow account to be payable upon the satisfactory performance of certain technology and performance goals relating to the acquired Détente technology, which is expected to be completed within six months.

QUADRAMED CORPORATION

UNAUDITED QUARTERLY/SUPPLEMENTARY FINANCIAL INFORMATION

Unaudited Quarterly Results of Operations/Supplementary Financial Information for 2003	F-34
Unaudited Quarterly Results of Operations/Supplementary Financial Information for 2002	F-35

33

QuadraMed Corporation

Unaudited Quarterly Consolidated Financial Data

	Quarter
(thousands of dollars, except per share amounts)	First	Second	Third	Fourth	Total
2003
Revenue	$29,234	$29,436	$29,703	$36,732	$125,105

Gross margin	$15,652	$17,637	$18,531	$25,252	$77,072

Net loss	$(10,678)	$(6,274)	$(5,241)	$(1,750)	$(23,943)

Loss per share
Basic	$(0.40)	$(0.23)	$(0.19)	$(0.06)	$(0.87)
Diluted	$(0.40)	$(0.23)	$(0.19)	$(0.06)	$(0.87)

Weighted average shares outstanding
Basic	27,005	27,171	27,520	27,881	27,405

Diluted	27,005	27,171	27,520	27,881	27,405

1. The favorable variance between Q203 and Q103 in net loss reduction of $4.4 million was comprised of the following:

•	Increase in license revenue of $800,000 offset by a decrease in hardware revenue of $1.2 million, due to a hardware sale in Q103;

•	Reduction of cost of hardware of $1.2 million, due to the related revenue reduction;

•	Operating expenses decreased by $4.0 million due to a reduction in restatement fees of $2.1 million and a net decrease in employee benefits and salary of $800,000 and a decrease in other operating expenses of $1.1 million; and

•	Other income and expenses increased $1.1 million, due to a benefit of $850,000 related to a one-time income in Q203 and increase in interest expense of $2.0 million related to the 2008 Debt issuance.

2. The favorable variance between Q403 and Q303 in net loss reduction of $3.5 million was comprised of the following:

•	Increase in total revenue of $7.0 million, principally due to increase in license revenue of $6.3 million related to customer acceptance of an Affinity contract and HIM Software completion of installation of products as well as increased new sales for the quarter;

•	Net increase in salary and benefits of $2.0 million related primarily to an increase in management retention bonuses and headcount; and

•	Increase in bad debt reserve and legal expenses offset by lower operating expenses totaling $1.2 million.

QuadraMed Corporation

Unaudited Quarterly Consolidated Financial Data

	Quarter
(thousands of dollars, except per share amounts)	First	Second	Third	Fourth	Total
2002
Revenue	$27,180	$26,301	$25,591	$30,513	$109,585

Gross margin	$17,320	$15,831	$13,220	$17,986	$64,357

Loss from continuing operations	$(624)	$(2,415)	$(11,216)	$(6,603)	$(20,858)

Net income (loss)	$(1,328)	$(2,999)	$(11,456)	$1,421	$(14,362)

Earnings (loss) per share
Basic
Continuing operations	$(0.02)	$(0.09)	$(0.42)	$(0.24)	$(0.77)
Total	$(0.05)	$(0.11)	$(0.43)	$0.05	$(0.53)
Diluted
Continuing operations	$(0.02)	$(0.09)	$(0.42)	$(0.24)	$(0.77)
Total	$(0.05)	$(0.11)	$(0.43)	$0.05	$(0.53)

Weighted average shares outstanding
Basic	26,809	26,941	26,950	26,960	26,915

Diluted	26,809	26,941	26,950	27,259	26,915

1. The unfavorable variance between Q302 and Q202 in net loss increase of $8.5 million was comprised of the following:

•	Reduction in total revenue of $710,000;

•	Restatement and legal fees of approximately $3.3 million in Q302 due to the beginning of the restatement process and write-off of $2.9 million due to analysis of various accounts as part of the restatement review; and

•	Increase in other operating expenses of $1.5 million.

2. The favorable variance between Q402 and Q302 in net loss reduction of $12.9 million was comprised of the following:

•	Increase of $4.9 million in revenue, $2.7 million specifically in license revenue due to the HIM Software Division and $2.0 million in total revenue due to the Enterprise Division;

•	$10.3 million gain on sale of HIM Services Division and earn-out on the EZ-CAP sale in Q402;

•	$2.6 million increase in incentive bonus, severance, commissions, and salary in Q402; and

•	$0.9 million net increase in restatement fees.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of QuadraMed Corporation:

The audits referred to in our report dated February 11, 2004, except for the second paragraph of Note 18 as to which the date is February 25, 2004, relating to the consolidated financial statements of QuadraMed Corporation, which is contained in Item 15 of this Form 10-K, included the audit of the financial statement schedule listed in the index at Item 15.(a)2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule as of and for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

San Jose, California

February 11, 2004, except for the second paragraph

of Note 18 as to which the date is February 25, 2004.

S-1

QUADRAMED CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2001:
Allowance for doubtful accounts	$3,466	$2,090	$(1,317)	$4,239
Year ended December 31, 2002:
Allowance for doubtful accounts	$4,239	$1,403	$(1,296)	$4,346
Year ended December 31, 2003:
Allowance for doubtful accounts	$4,346	$2,567	$(3,507)	$3,406

S-2