Form 10-Q
period 2004-03-31
QUADRAMED CORP
filed 2004-05-10
CIK 1018833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-21031

QUADRAMED CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	52-1992861
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

12110 SUNSET HILLS ROAD, SUITE 600, RESTON, VIRGINIA	20190
(Address of Principal Executive Offices)	(Zip Code)

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

As of April 16, 2004, there were 31,091,848 shares of the Registrant’s common stock outstanding, par value $0.01.

QUADRAMED CORPORATION

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except percentages and per share amounts)

ASSETS	March 31, 2004	December 31, 2003
	(unaudited)
Current assets
Cash and cash equivalents	$34,763	$36,944
Accounts receivable, net of allowance for doubtful accounts of $3,183 and $3,406, respectively	32,809	30,872
Unbilled and other receivables	4,650	6,218
Prepaid expenses and other current assets	11,639	11,268

Total current assets	83,861	85,302

Restricted cash	5,469	5,523
Property and equipment, net	6,066	5,643
Capitalized software development costs, net	2,667	3,219
Goodwill	22,141	18,445
Other intangible assets, net	7,376	6,992
Other long-term assets	8,160	8,031

Total assets	$135,740	$133,155

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$4,758	$2,914
Accrued payroll and related	8,453	11,100
Accrued interest	3,876	1,912
Other accrued liabilities	8,415	7,866
Deferred revenue	51,908	48,502

Total current liabilities	77,410	72,294
10% Senior Secured Notes due 2008, net of unamortized discount of $10,604 and $11,061, respectively	61,690	61,233

5.25% Convertible Subordinated Notes due 2005	11,931	11,931
Other long-term liabilities	4,645	4,580

Total liabilities	155,676	150,038

Stockholders’ deficit
Preferred stock, $0.01 par, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par, 150,000 shares authorized; 31,023 and 28,871 shares issued; 31,023 and 28,671 shares issued outstanding, respectively	310	287
Treasury stock at cost, 0 and 200 shares, respectively	—	(822)
Additional paid-in-capital	293,053	292,719
Deferred compensation and accumulated other comprehensive loss	(2,642)	(2,951)
Accumulated deficit	(310,657)	(306,116)

Total stockholders’ deficit	(19,936)	(16,883)

Total liabilities and stockholders’ deficit	$135,740	$133,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2004	2003
Revenues
Services	$4,711	$4,746
Maintenance	9,824	8,573
Installation and other	4,923	4,174

Services and other revenue	19,458	17,493

Licenses	12,496	9,555

Hardware	4,514	2,186

Total revenues	36,468	29,234

Cost of revenues
Cost of services and other revenue	9,667	10,652
Cost of licenses revenue	3,175	1,946
Cost of hardware revenue	2,830	1,816

Total cost of revenues	15,672	14,414

Gross margin	20,796	14,820

Operating expenses
General and administration	9,204	12,096
Software development	6,763	5,292
Sales and marketing	6,110	5,712
Amortization of intangible assets and depreciation	1,255	1,422

Total operating expenses	23,332	24,522

Loss from operations	(2,536)	(9,702)

Other income (expense)
Interest expense, net	(2,370)	(906)
Other income (expense), net	202	(70)

Other income (expense)	(2,168)	(976)

Loss before income taxes	$(4,704)	$(10,678)
Provision (benefit) for income taxes	(163)	—

Net loss	$(4,541)	$(10,678)

Loss per share

Basic and diluted	$(0.16)	$(0.40)

Weighted average shares outstanding
Basic and diluted	29,155	27,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

(unaudited)

	Shares	Common Stock And Additional Paid-in Capital	Deferred Comp and Accumulated Other Comprehensive Income	Accumulated (Loss)	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2003	28,871	$292,184	$(2,951)	$(306,116)	$(16,883)

Issuance of common stock	241	811	—	—	811

Issuance of treasury stock upon exercise of options		349	—	—	349

Issuance of common stock upon exercise of warrants	1,911	19	—	—	19

Amortization of deferred comp in connection with issuance of restricted common stock	—	—	309	—	309

Net unrealized loss on available-for-sale securities	—	—	(5)	—	(5)

Foreign currency translation adjustment	—	—	5	—	5

Net loss	—	—	—	(4,541)	(4,541)

Balance, March 31, 2004	31,023	$293,363	$(2,642)	$(310,657)	$(19,936)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities
Net loss	$(4,541)	$(10,678)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,735	2,468
Provision for bad debts	692	239
Other	(14)	51

Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(2,630)	(7,698)
Prepaid expenses and other	346	(485)
Accounts payable and accrued liabilities	1,775	486
Deferred revenue	3,406	9,212

Cash provided by (used in) operating activities	1,769	(6,405)

Cash flows from investing activities
Proceeds from sale of assets	—	4,190
Acquisition of Détente	(4,074)	—
Capitalized software development costs	—	(133)
Purchases of property and equipment	(1,162)	(479)
Other	106	15

Cash provided by (used in) investing activities	(5,130)	3,593

Cash flows from financing activities
Proceeds from issuance of common stock	1,180	104
Repayments of debt	—	(18)

Cash provided by financing activities	1,180	86
Net decrease in cash and cash equivalents	(2,181)	(2,726)

Cash and cash equivalents, beginning of period	36,944	23,663

Cash and cash equivalents, end of period	$34,763	$20,937

Supplemental disclosure of cash flow information
Cash paid for interest	—	—
Net cash (refunded) paid for taxes	(163)	(13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

NOTE 1. THE COMPANY

QuadraMed Corporation along with its subsidiaries (the “Company” or “QuadraMed”) is dedicated to improving healthcare delivery by providing innovative healthcare information technology and services. QuadraMed provides healthcare information technology products and services that help healthcare providers to improve the quality of the care they deliver and the efficiency with which it is delivered. QuadraMed does this by developing and implementing sophisticated, user-friendly software applications designed and developed by the healthcare professionals and software specialists we employ.

QuadraMed’s products are designed to eliminate paper, improve processes, and decrease error through the efficient management of patient clinical and financial records. Our products are used by acute care hospitals, specialty hospitals, Veterans Health Administration facilities and associated/affiliated businesses such as outpatient clinics, long-term care facilities, and rehabilitation hospitals of varying size – from small single entity hospitals to large multi-facility care delivery organizations. Approximately 1,900 healthcare provider facilities utilize at least one QuadraMed product. QuadraMed’s products are sold as standalone, bundled, or fully integrated software packages. QuadraMed also provides services to support the hospital’s collection of receivables and its administration of contractual reimbursements from managed care companies.

Prior to November 5, 2003, QuadraMed was managed in three distinct business segments: Enterprise Division, Health Information Management (HIM) Software Division and Financial Services Division. On that date, QuadraMed consolidated the organization of the HIM Software Division and Enterprise Division into a single functional software organization. This reorganization is designed to use existing resources more efficiently and to facilitate the integration of products and technologies. The change does not affect the Financial Services Division.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the consolidated financial statements for the periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results for the entire year ending December 31, 2004.

Principles of Consolidation

These consolidated financial statements, which include our accounts and all our significant business divisions and subsidiaries, have been prepared in conformity with generally accepted accounting principles and the rules and regulations of the SEC.

Since February 2004, results of operations of Détente Systems Pty Limited (“Détente”) have been included in the Company’s consolidated statements of operations. Please see NOTE 4 for information related to the acquisition of Détente. All significant intercompany accounts and transactions between us and our subsidiaries have been eliminated in the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2004

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, revenues, and expenses. Significant estimates and assumptions have been made regarding revenue recognition, the allowance for doubtful accounts, contingencies, litigation, intangibles resulting from our purchase business combinations and other amounts. We base our estimates and assumptions on historical experience and on various other assumptions which management believes to be reasonable under the circumstances. Uncertainties inherent in these estimates include, among other things, significant estimates within percentage-of-completion accounting. In addition, we annually review and test our estimates related to the valuations of intangibles including acquired software, goodwill, customer lists, trademarks and other intangibles, and capitalized software. Actual results may differ materially from these estimates.

Revenue Recognition

Our revenue is principally generated from three sources: (i) licensing arrangements, (ii) services and (iii) hardware.

Our license revenue consists of fees for licenses of proprietary and third-party software. Cost of license revenue primarily includes the costs of third-party software and royalties and amortization of capitalized software. Our service revenue consists of maintenance, software installation, customer training, and consulting services related to our license revenue, fees for providing management services, such as accounts receivable and payment collection outsourcing, specialized staffing, analytical services and seminars. Cost of services consists primarily of salaries, benefits, and allocated costs related to providing such services. Hardware revenue includes third party hardware used to support our software installation. Cost of hardware revenue consists of third party equipment and installation.

We license our products through our direct sales force. Our license agreements for such products do not provide for a right of return; and historically, product returns have not been significant.

We recognize revenue on our software products in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts; and Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements and SAB 104, Revenue Recognition.

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of the product has occurred; no significant obligations by us with regard to implementation remain; the fee is fixed and determinable, and collectibility is probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. We consider all arrangements with payment terms extending beyond 180 days to be not fixed and determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected.

We allocate revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the maintenance portion of the arrangement based as if sold separately and measured by the renewal rate offered to the customer. The professional services portion of the arrangement is based on hourly rates which we charge for these professional services when sold separately from software. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The proportion of revenue recognized upon delivery varies from quarter to quarter depending upon the mix of licensing arrangements, perpetual or term-based, and the determination of vendor-specific objective evidence (“VSOE”) of fair value for undelivered elements.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2004

Certain of our perpetual and time-based licenses include unspecified upgrades. We recognize revenue from these contracts ratably over the term of the arrangement.

Contract accounting is applied where services include significant software modification, installation or customization. In such instances, the arrangement fee is accounted for in accordance with SOP 81-1, whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and judgment related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting can affect the amounts of revenue and related expenses reported in our consolidated financial statements.

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

Deferred revenue includes amounts received from customers for which revenue has not been recognized. This generally results from deferred maintenance; software installation, consulting and training services not yet rendered; and license revenue deferred until all revenue requirements have been met or as services have been performed. Additionally, there are a large number of term-based licenses for which revenues are recognized over the term of the contract, which is generally one year. Unbilled receivables are established when revenue is deemed to be recognized, based on our revenue recognition policy, however, we do not yet have the right to bill the customer per the contract terms.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments that are comprised principally of taxable, short-term certificates of deposit, money market instruments and commercial paper with original maturities of three months or less at the time of purchase and demand deposits with financial institutions. These instruments carry insignificant interest rate risk because of their short-term maturities. Cash equivalents are stated at amounts that approximate fair value based on quoted market prices.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due us from our normal business activities. We provide an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified.

Intangible Assets

QuadraMed’s acquisitions of other companies typically result in the acquisition of certain intangible assets and goodwill.

Goodwill. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are to be separately disclosed on the balance sheet, and are no longer amortized but subject to annual impairment tests or whenever changes in circumstances indicate that the fair value of the Company is less than the carrying value.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2004

Capitalized Software. Software development costs are capitalized upon the establishment of technological feasibility. In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, we establish technological feasibility upon the completion of a working model and beta testing of the software product. The Company amortizes its capitalized software development costs on a straight-line basis generally over a period of five years.

Other Intangible Assets. Other intangible assets primarily relate to developed technology, trademarks and customer lists acquired in our purchase business combinations. Other intangible assets also include acquired software whose amortization is included in cost of sales. On January 1, 2002, we adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of this statement did not have a significant impact on our financial condition or operating results.

Developed technology costs are amortized on a straight-line basis over a period of three years. The majority of other intangible assets are amortized on a straight-line basis over a period of five to ten years. These assets are reviewed annually for impairment and written down to net realizable value, if necessary, in accordance with SFAS No. 144.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment FASB Statement No. 13, and Technical Corrections. QuadraMed adopted the provisions of SFAS No. 145 effective January 1, 2003, and such adoption did not have a significant impact on QuadraMed’s financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” The Company does not have any controlling interest, contractual relationships or other business relationships with variable interest entities and therefore the adoption of this standard did not have any effect on the Company’s financial position and results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which supercedes portions of SAB 101. The adoption of SAB No. 104 did not have a material effect on QuadraMed’s financial position and results of operations.

In December 2003, the FASB revised SFAS No. 132—Employers’ Disclosures about Pensions and Other Postretirement Benefits. The required disclosure had been included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Such adoption did not have any effect on the Company’s financial position and results of operations.

NOTE 4. ACQUISITION

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2004

This acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combination,” and the results of operations of Detente have been included in the Company’s consolidated statements of operations effective February 2004. The preliminary purchase price was approximately $4.1 million in cash, which included net liabilities assumed of approximately $0.3 million and approximately $0.2 million of transaction and direct acquisition costs. Approximately $2.7 million was paid on the closing date of the acquisition, and the balance was deposited into an escrow account to be payable upon the satisfactory performance of certain technology and performance goals relating to the acquired Détente technology, which are expected to be completed within six months of the acquisition date. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired, including managements estimate for developed technologies and liabilities assumed. The final adjustments to the purchase price allocations are not expected to be material to the Consolidated Financial Statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets:
Current assets	$760
Property and equipment	157
Developed technologies	1,000
Goodwill	3,696

5,613

Liabilities:
Current liabilities	1,184

Purchase price	4,429

Cash and cash equivalents acquired	(355)

Net purchase price	$4,074

Developed technology is being amortized on a straight-line basis over three years. Amortization of developed technology for the period from acquisition to March 31, 2004 was $56,000.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2004

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets for the three-month period ended March 31, 2004 were as follows (in thousands):

	As of December 31, 2003	Q1 Activity	As of March 31, 2004
Cost
Goodwill	$30,358	$3,696	$34,054
Capitalized software	13,446	—	13,446
Other intangible assets	22,591	1,000	23,591

	66,394	4,696	71,091
Accumulated amortization
Goodwill	$(11,913)	$—	$(11,913)
Capitalized software	(10,227)	(552)	(10,779)
Other intangible assets	(15,599)	(616)	(16,215)

	(37,738)	(1,168)	(38,907)
Net book value
Goodwill	$18,445	$3,696	$22,141
Capitalized software	3,219	(552)	2,667
Other intangible assets	6,992	384	7,376

	$28,656	$3,528	$32,184

Amortization of acquired software was $108,000 for both quarters ended March 31, 2004 and 2003 and is included in cost of license revenue. There were no impairment charges recorded during the three months ended March 31, 2004 and 2003.

NOTE 6. LONG-TERM DEBT

On April 17, 2003, QuadraMed issued $71.0 million of its Senior Secured Notes due 2008 (the “2008 Notes”). The proceeds from the issuance of the 2008 Notes were used to repurchase $61.8 million (plus $1.5 million in accrued interest) of the 5.25% Convertible Subordinated Notes due 2005 (the “2005 Notes”). Accordingly, the net proceeds as a result of the issuance of the 2008 Notes, less the costs associated with the repurchase of the 2005 Notes, were $8.5 million, with $11.9 million of the 2005 Notes remaining outstanding.

The 2008 Notes are secured by substantially all of QuadraMed’s intellectual property and bear interest at an initial rate of 10%, of which 6% is due in semi-annual cash coupon payments in the first year with the remainder added to the outstanding principal balance of the notes. The interest rate on the 2008 Notes will be reduced to 9% upon relisting of QuadraMed’s common stock on a national exchange or market. As part of the transaction, QuadraMed also issued warrants to purchase 11.6 million shares of common stock with fair market value of $12.9 million. The warrants have a term of five years, an exercise price of $.01 per share, and are being amortized to interest expense using the effective interest rate method.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2004

The following table sets forth a summary of the 2008 and 2005 Notes as of March 31, 2004 (in thousands):

	As of December 31, 2003	Q1 Activity	As of March 31, 2004
10% Senior Secured Notes due 2008	$72,294	$—	$72,294
Unamortized discounts	(11,061)	457	(10,604)

	61,233	457	61,690

5.25% Convertible Subordinated Notes due 2005	$11,931	$—	$11,931

At March 31, 2004, long-term debt consisted of a principal balance of $72.3 million for the 2008 Notes, unamortized discount of $10.6 million and a principal balance of $11.9 million for the 2005 Notes. During the current quarter ended March 31, 2004, warrants to purchase 1,910,509 shares were exercised.

NOTE 7. RESTRICTED STOCK GRANTS

QuadraMed grants its common stock as restricted shares under QuadraMed’s 1996 Stock Plan to certain senior executives for no consideration. The outstanding restricted shares generally vest at the conclusion of a three or four-year period. QuadraMed has recorded the fair market value of the restricted shares granted as deferred compensation within the Stockholders’ Deficit section of the Consolidated Balance Sheet. QuadraMed amortizes this amount over the related service period as it expects the shares to fully vest. Any changes in the expected or actual outcome of the grants are considered to be changes in estimate and are accordingly, recognized in the period the change becomes known.

During the quarter ended March 31, 2004, 50,000 shares of fully-vested common stock were issued as restricted stock as part of the Company’s relocation of its finance department from San Rafael, California to Reston, Virginia. No common stock was issued as restricted stock during the three month ended March 31, 2003. Compensation expense associated with the grants of restricted stock of $309,000 and $91,000 was recognized during the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004, 1,570,000 restricted shares remained subject to vesting.

NOTE 8. INCOME TAXES

The Company received cash refunds during the three months ended March 31, 2004 and recorded the net amount as benefit for income taxes on the condensed consolidated statements of operations.

NOTE 9. NET LOSS PER SHARE AND COMPREHENSIVE LOSS

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing income by the sum of the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and convertible subordinated debentures (using the as-converted method). Common equivalent shares are excluded from the diluted computation only if their effect is anti-dilutive. As QuadraMed recorded net losses for each of the three-month periods ended March 31, 2004 and 2003, no common equivalent shares were included in diluted net loss per share calculation because they were anti-dilutive. If QuadraMed had

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2004

reported net income, the calculation of diluted earnings per share would have included an additional 11,651,000 common stock equivalent shares not included for basic earnings per share for the quarter ended March 31, 2004.

The components of QuadraMed’s comprehensive loss include the unrealized gain (loss) on available-for-sale securities and foreign currency translation adjustment, which are not significant for any period presented. Total comprehensive loss amounted to $4.5 million and $10.6 million for the quarters ended March 31, 2004 and 2003, respectively.

NOTE 10. STOCK-BASED COMPENSATION

SFAS 123, Accounting for Stock Based Compensation, encourages, but does not require, companies to record compensation cost for stock based employee compensation plans at fair value. QuadraMed has chosen to account for stock based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of QuadraMed’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

QuadraMed has determined pro-forma information regarding net income and earnings per share as if we had accounted for employee stock options under the fair value method as required by SFAS No. 123. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Had compensation cost for the Company’s stock option plan and employee stock purchase plan been determined consistent with SFAS No. 123, the Company’s reported net loss and net loss per share would have been changed to the amounts indicated below (in thousands except per share data):

	Three months Ended March 31,
	2004	2003
Net loss, as reported	$(4,541)	$(10,678)
Add: Stock-based employee compensation expense included in reported net loss	463	166
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,920)	(1,124)

Pro forma net loss	$(6,998)	$(11,636)

Basic and diluted net loss per common share, as reported	$(0.16)	$(0.40)
Basic and diluted net loss per common share, pro forma	$(0.24)	$(0.43)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Expected dividend yield	—	—
Expected stock price volatility	122.96%	142.00%
Risk-free interest rate	2.99%	2.74%
Expected life of options	4.3 years	5.0 years

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2004

NOTE 11. SEGMENT REPORTING

Prior to November 5, 2003, QuadraMed aligned its operations into three business segments for management reporting purposes. These segments were based on product functionality and shared target markets. QuadraMed’s business segments were (i) the Enterprise Division, (ii) the Health Information Management Software Division, and (iii) the Financial Services Division. On November 5, 2003, QuadraMed consolidated the organization of the HIM Software Division and Enterprise Division into a single functional software organization. This reorganization is designed to use existing resources more efficiently and to facilitate the integration of products and technologies. The change does not affect the Financial Services Division. The financial results for these operating segments for prior periods have been reclassified to conform to the current period presentation.

The operations and assets of the Company are primarily located in the United States. Results of operations for the Company are provided to QuadraMed’s Chief Operating Decision Makers (CODMs), which are the Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer.

Summary financial data by business segment as reported to the CODM is presented below for the three months ended March 31, 2004 and 2003 (in thousands):

	Three months ended March 31,
	2004			2003
Description	Software	Financial Services	Consolidated Total	Software	Financial Services	Consolidated Total
Total revenues	$34,644	$1,824	$36,468	$26,328	$2,906	$29,234
Gross margin	$20,794	$2	$20,796	$14,826	$(6)	$14,820
Interest expense, net	$(2,181)	$(189)	$(2,370)	$(725)	$(181)	$(906)
Segment assets	$130,824	$4,916	$135,740	$118,301	$7,949	$126,250
Total depreciation and amortization (1)	$2,530	$205	$2,735	$2,251	$217	$2,468

(1)	Total depreciation and amortization is comprised of capitalized and acquired software amortization reflected in gross margin; equipment depreciation, amortization of deferred compensation and amortization of other intangibles included in operating expenses; and amortization of debt-offering costs and discounts that are reflected in interest expense.

NOTE 12. MAJOR CUSTOMERS

In the three months ended March 31, 2004, one single customer accounted for 17% of total revenues. No single customer accounted for more than 10% of total revenues in the three months ended March 31, 2003.

NOTE 13. LITIGATION AND OTHER MATTERS

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2004

that certain of QuadraMed’s current and former officers and directors breached their fiduciary duties to QuadraMed based on assertions similar to those in the federal securities class action litigation. Both actions seek unspecified monetary damages and other relief.

On May 3, 2004, the final settlement agreement related to the securities class action litigation was filed with the court. The agreement is subject to a statutory notice and opt-out period, a final hearing is scheduled for July 30, 2004. As of April 21, 2004, the final settlement agreement relating to the shareholders derivative litigation was approved by the court. QuadraMed expects that these settlements amounts will be principally covered by its insurance. Approximately $1.3 million was accrued as of March 31, 2004 related to this settlement, representing the portion of settlement not expected to be covered by insurance.

On February 28, 2003, QuadraMed reported that the SEC issued a formal non-public order of investigation concerning QuadraMed’s accounting and financial reporting practices for the period beginning January 1, 1998. On October 10, 2003, QuadraMed announced that the Staff of the San Francisco District Office of the Securities and Exchange Commission (“the Staff”) had informed QuadraMed that the Staff intended to recommend to the SEC that it institute an enforcement action against QuadraMed for violations of the antifraud, periodic filing and books and records provisions of the federal securities laws. The proposed recommendation concerned QuadraMed’s accounting for transactions that it entered into with Health+Cast LLP in 1998 and 1999. The 1999 transactions were restated as part of the Company’s restatement of its 1999 financial statements. None of the individuals who were involved with the Health+Cast transactions are any longer associated with QuadraMed. On April 30, 2004, the matter was settled with the issuance by the SEC of a Cease and Desist Order, to which QuadraMed consented without admitting or denying the findings in the Order. No fine was assessed against QuadraMed in the order, which requires QuadraMed to cease and desist from violations of the antifraud, periodic reporting and books and records provisions of the Securities Exchange Act of 1934.

In June 2000, QuadraMed entered into a Separation Agreement with James Durham upon his resignation as QuadraMed’s Chief Executive Officer. This agreement was amended in July 2001 when Mr. Durham resigned from QuadraMed’s Board of Directors. Pursuant to the agreement as amended, upon these resignations, Mr. Durham received approximately $3.2 million as of the dates of the agreements, a $250,000 per year salary through January 1, 2001, a $2,000 per month salary until December 31, 2003, the vesting of approximately 100,000 unvested options, the vesting of interest in QuadraMed’s Supplemental Employee Retirement Plan (the “SERP”), and payments of approximately $500,000 per year by QuadraMed into his account in the SERP Trust, all subject to the terms and conditions of the agreement, as amended. Among other terms, the Separation Agreement contained a provision for non-disparagement, requiring Mr. Durham to refrain from directly or indirectly disparaging QuadraMed or its stockholders, directors, officers, employees, or agents for the term in which Mr. Durham was receiving payments under the Separation Agreement and for a period of one year thereafter. In a November 2002 article published in the Marin Independent Journal for which he was interviewed, Mr. Durham made repeated disparaging remarks about QuadraMed and its management. QuadraMed notified him that his published remarks were in breach of his Separation Agreement. Subsequent to the publication of this article, Mr. Durham requested a lump sum election for his SERP benefits. The amount of payment called for in the SERP is described in Note 14 “Employee Benefit Plans—Supplemental Executive Retirement Plan” of the Company’s Annual Report on Form 10-K for 2003.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement on Risks Associated With Forward-Looking Statements

You should read the following discussion in conjunction with our Condensed Consolidated Financial Statements and related Notes. This Report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The words “believe”, “expect”, “target”, “goal”, “project”, “anticipate”, “predict”, “intend”, “plan”, “estimate”, “may”, “will”, “should”, “could”, and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance, anticipated trends and growth in businesses, or other characterizations of future events or circumstances and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Report, and in other documents we file with the SEC from time to time.

Results of Operations (unaudited)

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Three months ended March 31,
	2004		2003
Revenue
Services	$4,711	13%	$4,746	16%
Maintenance	9,824	27	8,573	30
Installation and other	4,923	14	4,174	14

Services and other	19,458	54	17,493	60

Licenses	12,496	34	9,555	33

Hardware	4,514	12	2,186	7

Total revenue	36,468	100	29,234	100

Cost of revenue
Cost of services and other	9,667	50	10,652	61
Cost of licenses	3,175	25	1,946	20
Cost of hardware	2,830	63	1,816	83

Total cost of revenue	15,672	43	14,414	49

Gross margin	20,796	57	14,820	51

Operating expenses
General and administration	7,635	21	7,946	27
Software development	6,763	19	5,292	18
Sales and marketing	6,110	17	5,712	20
Amortization of intangible assets and depreciation	1,255	3	1,422	5
Unusual charges	1,569	4	4,150	14

Total operating expenses	$23,332	64%	$24,522	84%

Revenue

Total Revenue. Total revenues for the three months ended March 31, 2004 were $36.5 million, an increase of $7.2 million or 25% from $29.2 million for the three months ended March 31, 2003. Our software product solutions, mainly Enterprise and Health Information Management (HIM) product solutions, contributed $34.7 million, an increase of $8.4 million or 32% from the same period last year. Financial Services contributed approximately $1.8 million, a decrease of $1.1 million or 38% from the same period last year.

Services and Other. Services and other revenue consists of professional services, such as implementation and installation services, training, maintenance, which consists of technical support and product upgrades, reimbursable expenses and other services revenue. Professional services are typically provided over a period of three to six months for the HIM product solutions and two years for the Enterprise product solutions. These services are provided subsequent to the signing of a software license agreement and depend almost exclusively on our software license revenues. Financial Services’ revenue is recognized as services are performed. Our maintenance revenues depend on both licenses of our software products and renewals of maintenance agreements by our existing customer base and are recognized ratably over the term of the agreement.

Services revenue of $4.7 million, or 13% of total revenues, in the three months ended March 31, 2004 remained flat compared to $4.7 million, or 16% of total revenues, in the same period last year. Services revenues for Financial Services decreased by $1.1 million to $1.8 million in the first quarter ended March 31, 2004 compared to $2.9 million in the same quarter prior year mainly due to a reduction in signed contracts. This decrease was offset by increases in Enterprise revenue of $0.6 million, mainly related to Affinity, MPI (Master Patient Index) and PFS (Patient Focus Solutions) products, as well as services revenue recognized by Détente of $0.3 million. Services revenues for Enterprise product solutions increased due to the growth in supplemental services provided to our existing customers.

Maintenance revenue was $9.8 million in the three months ended March 31, 2004 compared to $8.5 million in the three months ended March 31, 2003, representing an increase of $1.3 million or 15%. Maintenance revenue, as a percentage of total revenues, was 27% and 30% in the three months ended March 31, 2004 and 2003, respectively. The increase in maintenance revenue is mainly due to increased contracts in both Enterprise and HIM products. Maintenance contracts are recognized ratably over the period of term, which in most cases is one to three years.

Installation and other services revenue increased slightly to $4.9 million in the three months ended March 31, 2004 from $4.2 million in the corresponding period prior year. Installation revenue increased primarily due to increased number of software installation work performed during the current quarter.

Licenses. License revenue consists of fees and licenses of proprietary and third-party software. We market our products through our direct sales force. License revenue in the three months ended March 31, 2004 was $12.5 million, an increase of $2.9 million or 31% from $9.6 million in the corresponding period of 2003. License revenue, as a percentage of total revenues, was 34% and 33% in the three months ended March 31, 2004 and 2003, respectively. License revenue from HIM products increased approximately $1.4 million to $5.7 million in the current quarter ended March 31, 2004 from $4.3 million in the corresponding quarter in the prior year mainly due to a strong growth in sales to agencies of the US Government over last year. HIM Government revenue increased by approximately $1.1 million in the current quarter from the quarter ended March 31, 2003. Government contracts are primarily term based and recognized ratably over 12 months. License revenue for Enterprise products also increased by approximately $1.4 million to $6.4 million in the three months ended March 31, 2004 from $5.0 million in the same quarter prior year. The increase in Enterprise products, including PDS (Pharmacy Data Systems), EDI (Electronic Data Interchange) and Imaging products, is mainly attributed to completion of contracts in progress. In addition, the Company completed a contract in the first quarter that resulted in increased license revenues for our Performance Measurement product as well as increased operating system software revenue for Affinity product. The increase in license revenue for PFS product was completing the Company’s commitments under previously deferred contracts.

Hardware. Hardware revenue consists of sale of third-party hardware purchased specifically for use by our Enterprise product customers. Hardware revenue in the three months ended March 31, 2004 was $4.5 million, an increase of $2.3 million or 107% from $2.2 million in the corresponding period of 2003. Hardware revenue, as a percentage of total revenues, was 12% and 7% in the three months ended March 31, 2004 and 2003, respectively. The increase was primarily attributable to the completion of certain milestones in the current quarter related to a large contract signed at the end of fiscal year 2003.

Revenue recognized for the three months ended March 31, 2004 and 2003 includes:

•	amounts initially recorded as deferred revenue in which the Company has now completed its contractual commitments;

•	service revenue relating to installation, training, seminars and financial services during the period; and

•	revenues recognized on a cash-basis after the Company’s contractual commitment has been completed.

The following table is a summary roll forward schedule of the deferred revenue (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Deferred revenue, beginning balance	$48,502	$39,492
Add: revenue deferred	33,590	33,210
Less: deferred revenue recognized	(30,184)	(23,998)

Deferred revenue, ending balance	$51,908	$48,704

Cost of Revenue

Cost of Services and Other. Cost of services and other consists of salaries and related expenses associated with services performed for customer support, installation, maintenance and consulting services. Cost of services and other for the quarter ended March 31, 2004 of $9.7 million was $1.0 million less than the $10.7 million in the corresponding period of 2003. As a percentage of services and other revenue, cost of services and other was 50% and 61% for the three months ended March 31, 2004 and 2003, respectively. The decrease in absolute dollars was primarily due to a decrease in personnel costs and overall expenses for the Financial Services Division of $1.0 million. As of March 31, 2004, there were 132 employees in Financial Services Division compared to 187 employees as of March 31, 2003.

Cost of Licenses. Cost of licenses consists primarily of the cost of third-party software, royalties and amortization of capitalized and acquired software. A significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to software embedded within our software applications. Generally, third-party royalty fees fluctuate based on revenue or the number of the Company’s customers and therefore will fluctuate on a quarter to quarter basis. Cost of licenses in the three months ended March 31, 2004 was $3.2 million, an increase of $1.3 million or 68%, compared to $1.9 million for the same period of 2003. As a percentage of license revenue, cost of licenses was 25% and 20% for the three months ended March 31, 2004 and 2003, respectively. The increase in cost of license revenue was mainly due to an increase in royalties of $1.1 million. Cost of operating system software included in the cost of license also increased by approximately $0.4 million in line with increased revenue, offset by a decrease in amortization of capitalized software of $0.2 million.

Cost of Hardware. Cost of hardware consists of third-party hardware and installation costs. Cost of hardware in the three months ended March 31, 2004 was $2.8 million, an increase of $1.0 million, compared to $1.8 million for the same period last year. As a percentage of hardware revenue, cost of hardware was 63% and 83% for the three months ended March 31, 2004 and 2003, respectively. Cost of hardware was directly affected by the increase in hardware revenue for the first quarter of 2004, primarily attributable to the Affinity product.

Gross Margin

Gross margin on license revenue declined due to increased royalty expenses associated with HIM government revenue. Gross margin on services and other revenue improved due to efficiencies within the installation and maintenance departments, and due to lower revenues in the Financial Services Division, which generally has lower gross margins. The margin on hardware revenue improved due to more profitable hardware contracts in the current quarter compared to the same quarter last year.

Operating Expenses

General and Administration. General and administration expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administration expense, excluding unusual charges, decreased to $7.6 million in the first quarter of 2004 compared to $7.9 million in the same quarter prior year. As a percentage of total revenues, general and administration expense was 21% and 27% in the three months ended March 31, 2004 and 2003, respectively. The decrease is mainly attributable to decreased wages and related costs of $1.8 million, offset by increases in legal and professional fees of $0.4 million, bad debt expense of $0.4 million and contractual and temporary services of $0.7 million. As of March 31, 2004, there were 99 employees in general and administration departments, excluding 19 employees in transitioning Finance group in Reston, compared to 107 employees as of March 31, 2003.

Software Development. Software development expense includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities and primarily relates to compensation and benefits costs. Software development costs in the three months ended March 31, 2004 were $6.8 million compared to $5.3 million in the same period in 2003, representing an increase of $1.5 million. As a percentage of total revenues, software development costs were 19% and 18% for the quarters ended March 31, 2004 and 2003, respectively. The increase was primarily attributed to an increase in personnel costs and overall expenses for software development departments. As of March 31, 2004, there were 229 employees in software development departments compared to 191 employees as of March 31, 2003.

Sales and Marketing. Sales and marketing expense includes costs associated with our sales and marketing personnel and consists primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses. Sales and marketing expense increased $0.4 million in the first quarter of 2004 to $6.1 million from $5.7 million in the same period last year. As a percentage of total revenues, sales and marketing expenses decreased to 17% in the first quarter of 2004 from 20% in the same period of 2003. The increase in absolute dollars was primarily due to an increase in commission of $0.4 million. The advertising expense increased approximately $0.2 million but is offset by a decrease in other marketing costs of approximately $0.2 million. The headcount remained consistent at 115 employees as of March 31, 2004 compared to March 31, 2003.

Amortization of intangible assets and depreciation. Amortization of intangible assets and depreciation expense decreased to $1.3 million in the three months ended March 31, 2004 from $1.4 million in the corresponding period of 2003 mainly due to a decrease in depreciation expense as assets became fully depreciated, offset by a slight increase in the amortization of identifiable intangible assets related to the developed technologies of Détente.

Unusual charges. Unusual charges for the quarter ended March 31, 2004 includes $0.7 million in retention bonuses and severance payments made to San Rafael Finance group in connection with transitioning the Finance group to Reston Virginia, $0.4 million in salaries paid to transitioning Finance group in Reston and $0.5 million in legal fees associated with the settlement of securities class action litigation and the shareholder derivative litigation. As of March 31, 2004, there were 18 employees in the transitioning Finance group. The majority of the severance and retention bonuses were paid in the current quarter and approximately $0.3 million of severance payment was accrued as of March 31, 2004. Unusual charges for the quarter ended March 31, 2003 represents restatement costs.

Other Income (Expense)

Other Income (Expense), Net. Net other expense increased to $2.4 million in the quarter ended March 31, 2004 from $1.0 million in the corresponding quarter last year. The increase was primarily due to the additional interest expense on the new 2008 Notes entered into April 2003 and amortization of the associated expense related to the warrants.

Income Taxes

Provision (Benefits) for Income Taxes. For the quarter ended March 31, 2004, the Company had income tax benefit for $0.2 million, which represents tax refunds received as a result of the restatement of the Company’s 2001 financial statements. There was no provision for income taxes for the three-month period ended March 31, 2003.

Liquidity and Capital Resources

Balance Sheet

As of March 31, 2004, we had $34.8 million in cash, cash equivalents and short-term investments, compared to $36.9 million as of December 31, 2003. As of March 31, 2004, we had working capital of $6.5 million compared to $13.0 million as of December 31, 2003. Working capital, net of deferred revenue and related accounts receivable, was $51.6 million as of March 31, 2004 compared to $52.5 million as of December 31, 2003.

Accounts receivable increased by $2.0 million to $32.9 million as of March 31, 2004 from $30.9 million as of December 31, 2003 on a net basis. Accounts receivable increased due to annual maintenance billings that occurred during the current quarter and slow payment activity by certain customers of the Company increasing days sales outstanding (“DSO”) to 83 days at March 31, 2004 from 78 days at December 31, 2003. During the quarter ended March 31, 2004, the allowance for doubtful account increased $0.7 million offset by charges against the allowance of $0.9 million. QuadraMed maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of QuadraMed’s customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowance might be required.

Prepaid expenses and other current assets remained relatively consistent from December 31, 2003 to March 31, 2004, increasing approximately $0.3 million mainly due to a prepayment for hardware support for the Enterprise products.

Goodwill increased by approximately $3.7 million from December 31, 2003 to March 31, 2004 due to acquisition of Détente in the first quarter of 2004.

Accrued payroll and related expenses decreased by $2.6 million to $8.5 million at March 31, 2004 from $11.1 million at December 31, 2003 principally due to decreases in accrued severance and incentive bonuses. Other accrued liabilities remained relatively consistent from December 31, 2003 to March 31, 2004, decreasing approximately $0.1 million.

Deferred revenue increased by $3.4 million from December 31, 2003 to March 31, 2004 and the increase was mainly related to annual maintenance billings that occurred in the first quarter of the current fiscal year by the Enterprise products. Maintenance revenue is recognized ratably over the maintenance term, and term-based licenses are recognized over the term of the contract, which are both generally one to three years.

Long-term debt consisted of a principal balance of $72.3 million for the 2008 Notes (shown net of unamortized discount of $10.6 million) and $11.9 million for the 2005 Notes at March 31, 2004. Amortization of the discount was $0.5 million for the three months ended March 31, 2004.

Cash Flows

The Company’s consolidated statement of cash flows is summarized below (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Cash provided by (used in) operating activities	$1,769	$(6,405)
Cash provided by (used in) investing activities	(5,130)	3,593
Cash provided by financing activities	1,180	86
Net decrease in cash and cash equivalents	(2,181)	(2,726)

During the three months ended March 31, 2004, $1.8 million was provided by operating activities, compared to $6.4 million used in the same period last year. The net loss of $4.5 million was reduced by non-cash charges totaling $3.4 million, including depreciation and amortization of $2.7 million and bad debt expense of $0.7 million. An increase in accounts receivable reduced cash from operating activities by $2.6 million whereas increases in accounts payable and accrued liabilities and deferred revenues provided $5.2 million for operating activities. A decrease in prepaid expenses and other also provided $0.3 million. During the three months ended March 31, 2003, the Company used cash of $6.4 million to fund operating activities. These amounts primarily resulted from a net loss of $10.7 million, reduced by $2.5 million of depreciation and amortization and an increase of $9.2 million in deferred revenue and a decrease of $7.7 million in accounts receivable.

Cash flows from investing activities used $5.1 million during the first quarter of the current fiscal year. For the quarter ended March 31, 2004, the acquisition of Détente used cash of $4.1 million and purchases of equipment and leasehold improvements used cash of $1.2 million. For the quarter ended March 31, 2003, cash flows from investing activities of $3.6 million resulted from a $2.7 million payment received for the HIM Services sale and $1.5 million earn-out payment associated with the EZ-CAP sale offset by $0.5 million in fixed asset purchases.

Financing activities provided cash of $1.2 million for the quarter ended March 31, 2004 from the issuance of common stock under the employee stock purchase plan, issuance of common stock upon exercise of warrants and issuance of common stock and treasury stock upon the exercise of employee stock options. For the quarter ended March 31, 2003, the issuance of common stock under the employee stock purchase plan and issuance of common stock upon the exercise of employee stock options provided $0.1 million offset by a repayment of debt of $0.02 million.

At March 31, 2004, the Company’s balance of cash and cash equivalents was $34.8 million. The Company believes that its current balance of cash and cash equivalents and funds generated from operations, if any, will be sufficient to fund the Company’s current projected cash needs for the foreseeable future. The Company may pursue external sources of financing to support additional operational and capital requirements. There can be no assurance that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of March 31, 2004 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$87,145	$—	$11,931	$75,214	$—
Interest on long term debt	31,598	4,964	15,353	11,281	—
Operating leases (1)	26,455	3,311	12,515	7,123	3,506
Other long-term obligations	966	483	483	—	—

Total contractual cash obligations	$146,164	$8,758	$40,282	$93,618	$3,506

Other Commercial Commitments
Standby letters of credit (2)	$4,076	$1,100	$—	$2,620	$356

Total commercial commitments	$4,076	$1,100	$—	$2,620	$356

(1)	The Company intends to vacate or sublease the San Rafael, California facility in 2004 in connection with the relocation of our headquarters to Reston, Virginia. The San Rafael minimum lease payments total approximately $5.4 million for years 2004 through 2009, which is included in the schedule above. As a result, these amounts may become payable prior to the original contract term.
(2)	The 4-5 years amount of $2.6 million is for an existing surety bond requirement on December 31, 2002. Actual requirements may be less as work is completed towards the underlying contract.

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

Our Indebtedness Could Prevent Us from Fulfilling Our Obligations under our Debt and May Negatively Affect Our Financial and Operating Flexibility.

We have now and will continue to have for the foreseeable future a considerable amount of indebtedness. As of March 31, 2004, we had approximately $84 million of outstanding indebtedness, which consists of the 2008 Notes and the debt issued under a May 1, 1998 indenture agreement for $115 million in debentures maturing on May 1, 2005 (the “2005 Notes”). Our current debt service obligation is $5.0 million (defined as payments due in less than one year from March 31, 2004). Our outstanding indebtedness could have important consequences to you. It could:

•	Make it more difficult to satisfy our obligations with respect to our debt obligations;

•	Limit our ability to obtain additional financing to operate or grow our business;

•	Limit our financial flexibility in planning for and reacting to industry changes;

•	Require us to dedicate a material portion of our operating cash flow to fund interest payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes; and

•	Place us at a competitive disadvantage as compared to less leveraged companies. For example, it is more difficult for us to sell our products and services when competing against companies that are less leveraged and/or better capitalized.

We Have Incurred Losses from Continuing Operations for the Past Five Years, Except 2001. If We Continue to Incur Substantial Losses from Continuing Operations in the Future, Our Ability to Honor the Debt May be Impaired. Our Ability to Meet Our Debt Service Obligations Depends on Our Future Performance. Our losses Have Adversely Affected Our Ability to Compete.

We incurred losses from continuing operations of $23.9 million and $20.9 million for the years ended December 31, 2003 and 2002, respectively. Although we had income from continuing operations of $12.0 million in 2001, we incurred losses for continuing operations of $39.4 million in 2000. If we are unable to achieve or sustain profitability, it may impair our ability to pay principal and interest on the debt and on our other indebtedness as it becomes due, to obtain future equity or debt financing, or to do so on economical terms and to sustain and expand our business

Our ability to make such payments depends on our future operating performance. Future operating performance is subject to market conditions and business factors, which are often outside of our control. Therefore, we are not able to assure you that we will have sufficient cash flow to pay the principal and interest on our debt and other indebtedness. If our cash flow and capital resources are not enough to allow us to make our scheduled payments on the debt and other indebtedness, we may have to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. We cannot assure you that the terms of our indebtedness will allow these alternative measures or that such measures would satisfy the scheduled debt service obligations. If we are unable to make the scheduled payments on the debt or other indebtedness, we will be in default, and our debt holders could declare all outstanding principal and interest to be due and payable.

Our losses have impaired our ability to market our products and services in competition against companies that are more profitable. If we are unable to achieve or sustain profitability, it may impair our ability to compete effectively.

Our Auditing Firm Has Found a Material Weakness in Our System of Internal Controls, Policies, and Procedures, Which Could Adversely Affect Our Ability to Record, Process, Summarize and Report Certain Financial Data.

In February 2004, BDO Seidman, LLP (“BDO”) informed our management and Audit Committee of its concern regarding a material weakness in our system of internal controls, policies and procedures to track movements in deferred revenue on a roll forward basis. As a result, it was difficult for management to continually monitor movements in the account. Analytical review was done at the end of each period but not on an overall roll forward basis.

The Company has now implemented procedures to report movements in deferred revenue on an overall roll forward basis. However, we continue to rely on our month-end and quarter-end analysis of the deferred revenue balances. We are also in the process of upgrading our computer software and adding new modules that will simplify the aforementioned overall roll forward analysis and will allow us to more efficiently track and monitor charges in this account.

Our management, including the CEO and CFO, does not expect that out internal controls will necessarily prevent all error and all fraud. A control system no matter how well designed and operated, cannot provide absolute assurance that the control system’s objectives will be met. In addition, the design of such internal controls must take into account the costs of designing and maintaining such a control system. Certain inherent limitations exist in control systems to make absolute assurances difficult, including the realities that judgments in decision-making can be faulty, that breakdowns can occur because of a simple error or mistake, and that individuals can circumvent controls. The design of any control system is based in part upon existing business conditions and risk assessments. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies and procedures. As a result, they may require change or revision. Because of the inherent limitations in a control system, misstatement due to error or fraud may occur and may not be detected. Nevertheless, management believes that the Company’s internal controls over financial reporting for the first quarter of fiscal year 2004 are adequate.

We Were Subject to a Formal SEC Inquiry as a Result of the Restatement of Our Financial Statements.

Following our August 12, 2002 announcement that we intended to restate prior period financial statements, the staff of the San Francisco District Office of the SEC requested certain information concerning the anticipated restatement as part of an informal, preliminary inquiry.

On February 28, 2003, QuadraMed reported that the SEC issued a formal non-public order of investigation concerning QuadraMed’s accounting and financial reporting practices for the period beginning January 1, 1998. On October 10, 2003, QuadraMed announced that the Staff of the San Francisco District Office of the Securities and Exchange Commission (“the Staff”) had informed QuadraMed that the Staff intended to recommend to the SEC that it institute an enforcement action against QuadraMed for violations of the antifraud, periodic filing and books and records provisions of the federal securities laws. The proposed recommendation concerned QuadraMed’s accounting for transactions that it entered into with Health+Cast LLP in 1998 and 1999. The 1999 transactions were restated as part of the Company’s restatement of its 1999 financial statements. None of the individuals who were involved with the Health+Cast transactions are any longer associated with QuadraMed. On April 30, 2004, that matter was settled with the issuance by the SEC of a Cease and Desist Order, to which QuadraMed consented without admitting or denying the findings in the Order. No fine was assessed against QuadraMed in the order, which requires QuadraMed to cease and desist from violations of the antifraud, periodic reporting and books and records provisions of the Securities Exchange Act of 1934.

Our Common Stock Has Been Delisted from the Nasdaq Stock Market, which Could Result in Loss of Investors, Increased Obligations under State Securities Laws, Decreased Coverage by Securities Analysts, and Impairment of Our Ability to Compete.

We received notice from the Nasdaq Stock Market requiring us to file Forms 10-Q for the quarters ended June 30 and September 30, 2002 as well as restated financial statements for the years ended December 31, 2001, 2000, and 1999 on or before February 28, 2003. Because we were unable to meet these requirements in a timely manner, on March 4, 2003 our Common Stock was delisted from the Nasdaq Stock Market. The delisting of our stock triggered a repurchase event under the terms of a May 1, 1998 indenture agreement for our 2005 Notes. This repurchase event required us to partially refinance our 2005 Notes. On April 17, 2003, we repurchased $61.8 million of our outstanding 2005 Notes and issued $71 million in 2008 Notes and warrants to purchase 11,303,842 shares of our Common Stock. We also issued warrants to purchase 282,596 shares of our Common Stock to Philadelphia Brokerage Corporation as consideration for their role in the issuance of the 2008 Notes.

Delisting from the Nasdaq National Market subjects us to numerous consequences that may adversely affect our business, including the loss of investors. We may no longer qualify for exemptions from state securities registration requirements. Without an exemption from registration, we may need to file time-consuming and costly registration statements for future securities transactions and issuances and to amend our stock option and stock option purchase plans. Delisting may make it unlikely we will have coverage by securities analysts. Furthermore, delisting may impair our ability to compete.

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

Our quarterly operating results have varied significantly in the past and may fluctuate in the future as a result of a variety of factors, many of which are outside our control. Accordingly, quarter-to-quarter comparisons of our operating results may not be indicative of our future performance. Some of the factors causing these fluctuations include:

•	Variability in demand for products and services;

•	Introduction of product enhancements and new products by us and our competitors;

•	Timing and significance of announcements concerning present or prospective strategic alliances;

•	Discontinuation of, or reduction in, the products and services we offer;

•	Loss of customers due to consolidation in the healthcare industry;

•	Delays in product delivery requested by our customers;

•	Customer budget cycle fluctuation;

•	Investment in marketing, sales, software development, and administrative personnel necessary to support anticipated operations;

•	Costs incurred for marketing and sales promotional activities;

•	Software defects and other product quality factors;

•	General economic conditions and their impact on the healthcare industry;

•	Cooperation from competitors on interfaces and implementation when a customer chooses a QuadraMed software application to use with various vendors;

•	Delays in implementation due to product readiness, customer induced delays in training or installation, and third party interface development delays;

•	Final negotiated sales prices of systems;

•	Federal regulations (i.e., OIG, HIPAA, ICD-10) that can increase demand for new, updated systems;

•	Federal regulations that directly affect reimbursements received, and therefore the amount of money available for purchasing information systems; and

•	The fines and penalties a healthcare provider or system may incur due to fraudulent billing practices.

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

The Change of Control Repurchase Feature of Our 2008 Notes May Discourage a Takeover Which Could Adversely Affect the Price of Our Common Stock.

In the event of a change of control of the company, holders of our 2008 Notes have the right to require us to repurchase for cash all or any portion of their notes at a price equal to 100% of the principal amount thereof, together with accrued and unpaid interest to the repurchase date. This change of control repurchase feature of the 2008 Notes may, in certain circumstances, make more difficult and costly, and therefore discourage, a change of control of QuadraMed that could have been at a premium price to our stockholders.

We Do Not Expect to Pay Cash Dividends in the Foreseeable Future.

We have not declared or paid cash or other dividends on our common stock and do not expect to pay cash dividends for the foreseeable future. Also, under the terms of our 2008 Notes, our “excess cash” must be used to redeem the debt. We currently intend to retain all future earnings for use in the operation of our business and to fund future growth. Any future cash dividends will depend upon our results of operations, financial conditions, cash requirements, the availability of a surplus and other factors.

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

Some of our products and services are used in the payment, collection, coding, and billing of healthcare claims and the administration of managed care contracts. If our employees or products fail to accurately assess, process, or collect these claims, customers could file claims against us. Our insurance coverage may not be adequate to cover such claims. A successful claim that is in excess of, or is not covered by, insurance coverage could adversely affect our business, financial condition, and results of operations. Even a claim without merit could result in significant legal defense costs and could consume management time and resources. In addition, claims could increase our premiums such that appropriate insurance could not be found at commercially reasonable rates. Furthermore, if we were found liable, we may have to significantly alter one or more of our products, possibly resulting in additional unanticipated software development expenses.

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

We Operate in a Highly Competitive Market.

Competition for our products and services is intense and is expected to increase. Increased competition could result in reductions in our prices, gross margins, and market share and have a material adverse effect on our business, financial condition, and results of operations. We compete with other providers of healthcare information software and services, as well as healthcare consulting firms. Some competitors have formed business alliances with other competitors that may affect our ability to work with some potential customers. In addition, if some of our competitors merge, a stronger competitor may emerge. Some principal competitors include:

•	In the market for enterprise healthcare information systems: McKesson Corporation, Inc., Shared Medical Systems, Inc., a division of Siemens, MediTech Corporation, Eclipsys Corporation, Cerner, and IDX Corporation;

•	In the market for electronic document management products: McKesson Corporation, SoftMed Corporation Inc., FileNet, Lanvision, MedPlus, and Eclipsys Corporation;

•	In the market for MPI products and services: Madison Technologies, Inc., McKesson Corporation, Shared Medical Systems, Inc., a division of Siemens, and Medibase;

•	In the market for decision support products: Eclipsys Corporation, Healthcare Microsystems, Inc., a division of Health Management Systems Inc., McKesson Corporation, Shared Medical Systems, Inc., a division of Siemens, and MediQual Systems, Inc., a division of Cardinal Health, Inc.;

•	In the market for coding, compliance, data, and record management products in the Health Information Management Software Division: 3M Corporation, SoftMed Corporation, Inc., MetaHealth, Eclipsys Corporation and HSS, Inc.; and

•	In the market for financial services: Advanced Receivables Strategy, Inc., a division of Perot Systems Corporation, NCO Group, Inc., Outsourcing Solutions, Inc., Health Management Systems, Inc., and Triage Consulting Group.

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

The American Health Information Management Association (“AHIMA”) and other prominent healthcare industry advocacy groups are calling on the Department of Health and Human Services (HHS) and the healthcare industry to take action to adopt and implement ICD-10-CM and ICD-10-PCS code sets, rules, and guidelines as a replacement for current ICD-9-CM guidelines used in our software products. Adoption of these new code sets would require us to change our systems and our methods which could require a significant expenditure of software development capital and decrease future business prospects for our current product line.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2004 (in thousands, except average interest rates):

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and cash equivalents:
Cash	$11,157
Money Market funds	23,606	1.07%

Total cash and cash equivalents (1)	$34,763

Short-term investments:
Debt issued by US government	$164	5.80%

Total short-term investments	$164

Long-term investments:
Corporate debt securities	$474	5.23%
Debt issued by the U.S. government	711	4.74%

Total long-term investments	$1,185

(1)	Excluded from the fair value of the principal amounts of cash is $5,575 which is restricted cash that is held in escrow for rental properties, meeting customer performance expectations, and the HIMS sale. Additionally, there is $(106) of restricted cash for the funding of Quadramed self-insured health insurance with CIGNA.

At March 31, 2004, long-term debt consisted of a principal balance of $11.9 million for the 2005 Notes, $72.3 million for the 2008 Notes, net of unamortized discount of $10.6 million. On March 31, 2003 our long-term debt consisted solely of our 2005 Notes totaling $84.2 million, at a fixed rate of 5.25% maturing in 2005.

Performance of Equity Markets

The performance of equity markets can have an effect on our operations. Declines in equity markets could have an adverse effect on us related to certain variable life insurance policies in which we have an investment interest.

Foreign Currency Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. Changes in foreign exchange rates did not materially impact our results of operations. For the three months ended March 31, 2004, less than 1% of total revenue was denominated in currencies other than the United States dollar and less than 1% of our total direct and operating costs were incurred in currencies other than the United States dollar.

Item 4. Controls and Procedures

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in the Company’s disclosure controls over financial reporting that occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our disclosure controls over financial reporting.

Our CEO and CFO evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report. They concluded that our practices and procedures are appropriate. However, we note the following. In connection with performing its audit of our financial results for 2003, BDO Seidman, LLP informed us that they noted a matter involving internal control that they considered to be a material weakness. A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Reportable conditions are matters coming to the auditor’s attention that relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.

The material weakness noted by BDO concerned the fact that the Company had not implemented procedures to track movements in deferred revenue on an overall roll forward basis. As a result, it was difficult for management to continually monitor movements in the account. Analytical review was done at the end of each period but not on an overall roll forward basis.

The Company has now implemented procedures to report movements in deferred revenue on an overall roll forward basis. However, we continue to rely on our month-end and quarter-end analysis of the deferred revenue balances. We are also in the process of upgrading our computer software and adding new modules that will simplify the aforementioned overall roll forward analysis and will allow us to more efficiently track and monitor charges in this account.

Our management, including the CEO and CFO, does not expect that our internal controls will necessarily prevent all error and all fraud. A control system, no matter how well designed and operated, cannot provide absolute assurance that the control system’s objectives will be met. In addition, the design of such internal controls must take into account the costs of designing and maintaining such a control system. Certain inherent limitations exist in control systems to make absolute assurances difficult, including the realities that judgments in decision-making can be faulty, that breakdowns can occur because of a simple error or mistake, and that individuals can circumvent controls. The design of any control system is based in part upon existing business conditions and risk assessments. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in business conditions or deterioration in the degree of compliance with policies and procedures. As a result, they may require change or revision. Because of the inherent limitations in a control system, misstatement due to error or fraud may occur and may not be detected. Nevertheless, management believes that the Company’s internal controls over financial reporting for the first quarter of fiscal year 2004 are adequate.

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

On May 3, 2004, the final settlement agreement related to the securities class action litigation was filed with the court. The agreement is subject to a statutory notice and opt-out period, a final hearing is scheduled for July 30, 2004. As of April 21, 2004, the final settlement agreement relating to the shareholders derivative litigation was approved by the court. QuadraMed expects that the settlement amounts will be principally covered by its insurance. Approximately $1.3 million was accrued as of March 31, 2004 related to these settlements, representing the portion of settlement not expected to be covered by insurance.

On February 28, 2003, QuadraMed reported that the SEC issued a formal non-public order of investigation concerning QuadraMed’s accounting and financial reporting practices for the period beginning January 1, 1998. On October 10, 2003, QuadraMed announced that the Staff of the San Francisco District Office of the Securities and Exchange Commission (“the Staff”) had informed QuadraMed that the Staff intended to recommend to the SEC that it institute an enforcement action against QuadraMed for violations of the antifraud, periodic filing and books and records provisions of the federal securities laws. The proposed recommendation concerned QuadraMed’s accounting for transactions that it entered into with Health+Cast LLP in 1998 and 1999. The 1999 transactions were restated as part of the Company’s restatement of its 1999 financial statements. None of the individuals who were involved with the Health+Cast transactions are any longer associated with QuadraMed. On April 30, 2004, that matter was settled with the issuance by the SEC of a Cease and Desist Order, to which QuadraMed consented without admitting or denying the findings in the Order. No fine was assessed against QuadraMed in the order, which requires QuadraMed to cease and desist from violations of the antifraud, periodic reporting and books and records provisions of the Securities Exchange Act of 1934.

In June 2000, QuadraMed entered into a Separation Agreement with James Durham upon his resignation as QuadraMed’s Chief Executive Officer. This agreement was amended in July 2001 when Mr. Durham resigned from QuadraMed’s Board of Directors. Pursuant to the agreement as amended, upon these resignations, Mr. Durham received approximately $3.2 million as of the dates of the agreements, a $250,000 per year salary through January 1, 2001, a $2,000 per month salary until December 31, 2003, the vesting of approximately 100,000 unvested options, the vesting of interest in QuadraMed’s Supplemental Employee Retirement Plan (the “SERP”), and payments of approximately $500,000 per year by QuadraMed into his account in the SERP Trust, all subject to the terms and conditions of the agreement, as amended. Among other terms, the Separation Agreement contained a provision for non-disparagement, requiring Mr. Durham to refrain from directly or indirectly disparaging QuadraMed or its stockholders, directors, officers, employees, or agents for the term in which Mr. Durham was receiving payments under the Separation Agreement and for a period of one year thereafter. In a November 2002 article published in the Marin Independent Journal for which he was interviewed, Mr. Durham made repeated disparaging remarks about QuadraMed and its management. QuadraMed notified him that his published remarks were in breach of his Separation Agreement. Subsequent to the publication of this article, Mr. Durham requested a lump sum election for his SERP benefits. The amount of payment called for in the SERP is described in Note 14 “Employee Benefit Plans – Supplemental Executive Retirement Plan” of the Company’s Annual Report on Form 10-K for 2003.

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

(b) Reports on Form 8-K

On January 22, 2004, the Company filed a Form 8-K for Item 5, announcing that it had filed a Form S-1 with the United States Securities and Exchange Commission to register for resale securities previously issued by the Company in April 2003 in a private placement.

On February 9, 2004, the Company filed a Form 8-K for Item 5, announcing that on February 3, 2004, it had reached an agreement in principle to acquire Détente Systems Pty Limited, an Australian proprietary limited company that is engaged in the business of developing, selling and supporting laboratory, radiology and other clinical systems in Australia, New Zealand and the United Kingdom. In addition, it announced that its Chairman and CEO, Lawrence P. English, addressed the UBS Warburg Global Healthcare Services Conference in New York City on February 3, 2004, and, that on February 6, 2004, the Company issued a press release announcing that it acquired Détente Systems Pty Limited.

On February 11, 2004, the Company filed a Form 8-K for Item 5, announcing that the Company had agreed with the plaintiffs’ counsel to settle the securities litigation case filed in October 2002 against the Company and certain of its officers and directors.

On March 3, 2004, the Company filed a Form 8-K for Items 5 and 12, announcing that the Company had agreed with the plaintiffs’ counsel to settle the shareholders’ derivative litigation filed in October 2002 against the Company and certain of its officers and directors, and reporting that the Company held a conference call in which it discussed earnings and other financial results for its fiscal year ended December 31, 2003.

On April 6, 2004, the Company filed a Form 8-K for Item 5, announcing that on March 31, 2004, John Wright was named as Chief Financial Officer. The Company also announced that Charles J. Stahl, the Company’s Chief Financial Officer since March of 2003, will become a consultant to the Company.

On May 4, 2004, the Company filed a Form 8-K for item 5, announcing the resolution of the previously disclosed investigation by the United States Securities and Exchange Commission concerning the Company. The Company has consented to the issuance of a Cease and Desist Order, without admitting or denying the findings in the Order.

On May 6, 2004, the Company filed a Form 8-K for Item 12, reporting the Company earnings and other financial results for its fiscal quarter ended March 31, 2004 and announcing that a conference call will be held by the Company’s management to review the results

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRAMED CORPORATION

Date: May 10, 2004	By:	/s/ Lawrence P. English

Lawrence P. English Chairman of the Board Chief Executive Officer

Date: May 10, 2004	By:	/s/ John Wright

John Wright Chief Financial Officer