Form 10-Q
period 2004-06-30
QUADRAMED CORP
filed 2004-08-04
CIK 1018833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of July 30, 2004, there were 39,659,269 shares of the Registrant’s common stock outstanding, par value $0.01.

QUADRAMED CORPORATION

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except percentages and per share amounts)

	Pro Forma June 30, 2004 (See NOTE 15)	June 30, 2004	December 31, 2003
	(unaudited)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$28,230	$91,400	$36,944
Accounts receivable, net	27,584	27,584	30,872
Unbilled and other receivables	7,582	7,582	6,218
Prepaid expenses and other current assets	10,129	10,129	11,268

Total current assets	73,525	136,695	85,302
Restricted cash	3,889	3,889	5,523
Property and equipment, net	6,867	6,867	5,643
Capitalized software development costs, net	2,128	2,128	3,219
Goodwill	32,340	32,340	18,445
Other intangible assets, net	10,032	10,032	6,992
Other long-term assets	7,115	7,852	8,031

Total assets	$135,896	$199,803	$133,155

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$2,815	$2,815	$2,914
Accrued payroll and related	9,156	9,156	11,100
Accrued interest	—	1,126	1,912
Accrued dividends payable	14,051	14,051	—
Other accrued liabilities	6,103	6,103	7,866
Deferred revenue	50,325	50,325	48,502

Total current liabilities	82,450	83,576	72,294
10% Senior Secured Notes due 2008, net	—	50,783	61,233
5.25% Convertible Subordinated Notes due 2005	—	56	11,931
Other long-term liabilities	4,667	4,667	4,580

Total liabilities	87,117	139,082	150,038

Stockholders’ equity (deficit)
Preferred stock, $0.01 par, 5,000 shares authorized, 4,000 and 0 shares issued and outstanding, respectively	82,080	82,080	—
Common stock, $0.01 par, 150,000 shares authorized; 39,657 and 28,871 shares issued, respectively	397	397	290
Treasury stock at cost, 0 and 200 shares, respectively	—	—	(822)
Additional paid-in-capital	301,007	301,007	292,716
Deferred compensation and accumulated other comprehensive loss	(2,437)	(2,437)	(2,951)
Accumulated deficit	(332,268)	(320,326)	(306,116)

Total stockholders’ equity (deficit)	48,779	60,721	(16,883)

Total liabilities and stockholders’ equity (deficit)	$135,896	$199,803	$133,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue
Services	$4,849	$4,716	$9,276	$9,461
Maintenance	10,126	9,192	20,229	17,766
Installation and other	4,706	4,382	9,642	8,556

Services and other revenue	19,681	18,290	39,147	35,783
Licenses	11,182	10,161	23,673	19,717
Hardware	1,035	985	5,548	3,171

Total revenues	31,898	29,436	68,368	58,671

Cost of revenue
Cost of services and other revenue	9,541	11,133	19,156	21,786
Cost of licenses revenue	3,497	1,772	6,555	3,610
Cost of hardware revenue	775	622	3,606	2,437

Total cost of revenue	13,813	13,527	29,317	27,833

Gross margin	18,085	15,909	39,051	30,838

Operating expenses
General and administration	8,217	8,714	17,528	20,811
Software development	6,835	5,032	13,945	10,325
Sales and marketing	6,029	4,810	11,855	10,522
Amortization of intangible assets and depreciation	1,154	1,498	2,409	3,028

Total operating expenses	22,235	20,055	45,737	44,686

Loss from operations	(4,150)	(4,146)	(6,686)	(13,848)

Other income (expense)
Interest expense	(2,416)	(3,042)	(4,904)	(4,105)
Interest income	127	130	244	287
Other income (expense), net	(85)	784	118	714
Loss on retirement of debt	(3,145)	—	(3,145)	—

Other income (expense)	(5,519)	(2,128)	(7,687)	(3,104)

Loss before income taxes	(9,669)	(6,274)	(14,373)	(16,952)
Provision for income taxes	—	—	163	—

Net loss	$(9,669)	$(6,274)	$(14,210)	$(16,952)

Loss per share
Basic and diluted	$(0.28)	$(0.23)	$(0.44)	$(0.63)

Weighted average shares outstanding
Basic and diluted	34,872	27,171	32,014	27,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	(Share #) Preferred Stock	Preferred Stock	(Share #) Common and Treasury Stock	Common and Treasury Stock	Additional Paid-in Capital	Deferred Comp and Accumulated Other Comprehensive Income (Loss)	Accumulated (Loss)	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2003	—	$—	28,871	$(532)	$292,716	$(2,951)	$(306,116)	$(16,883)
Issuance of preferred stock	4,000	82,080	—	—	—	—	—	82,080
Issuance of common stock	—	—	607	6	1,485	—	—	1,491
Issuance of treasury stock upon exercise of options	—	—	(200)	819	(819)	—	—	—
Issuance of common stock upon exercise of warrants	—	—	7,820	78	—	—	—	78
Issuance of common stock for acquisition	—	—	2,559	26	7,625	—	—	7,651
Amortization of deferred comp in connection with issuance of restricted common stock	—	—	—	—	—	571	—	571
Net unrealized loss on available-for-sale securities	—	—	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	—	—	(14,210)	(14,210)

Balance, June 30, 2004	4,000	$82,080	39,657	$397	$301,007	$(2,437)	$(320,326)	$60,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities
Net loss	$(14,210)	$(16,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,646	6,023
Provision for bad debts and other	1,092	176
Loss on retirement of debt	2,302	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	4,108	(417)
Prepaid expenses and other	398	(1,173)
Accounts payable and accrued liabilities	(6,083)	(618)
Deferred revenue	(944)	7,563

Cash used in operating activities	(7,691)	(5,398)
Cash flows from investing activities
Proceeds from sale of assets and available-for-sale securities	76	4,249
Decrease in restricted cash	1,557	221
Acquisition of Détente	(4,074)	—
Acquisition of Tempus	(5,052)	—
Capitalized software development costs	—	(578)
Capital expenditures	(2,293)	(1,270)

Cash provided by (used in) investing activities	(9,786)	2,622
Cash flows from financing activities
Proceeds from issuance of common and treasury stock	1,570	107
Proceeds from issuance of preferred stock, net of issuance cost	96,131	—
Issuances (repayments) of Notes, net	(25,768)	8,480

Cash provided by financing activities	71,933	8,587
Net increase in cash and cash equivalents	54,456	5,811
Cash and cash equivalents, beginning of period	36,944	23,663

Cash and cash equivalents, end of period	$91,400	$29,474

Supplemental disclosure of cash flow information
Cash paid for interest	$2,482	$1,854
Net cash refunded for taxes	(163)	(4)

Supplemental disclosure of non cash flow information
Issuance of common stock upon acquisition of Tempus	$7,651	$—

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

QuadraMed’s products are designed to eliminate paper, improve processes, and decrease error through the efficient management of patient clinical and financial records. Our products are used by acute care hospitals, specialty hospitals, Veterans Health Administration facilities, and associated/affiliated businesses such as outpatient clinics, long-term care facilities, and rehabilitation hospitals of varying size – from small single entity hospitals to large multi-facility care delivery organizations. Approximately 2,000 healthcare provider facilities utilize at least one QuadraMed product. QuadraMed’s products are sold as standalone, bundled, or fully integrated software packages. QuadraMed also provides services to support the hospital’s collection of receivables and its administration of contractual reimbursements from managed care companies.

Prior to November 5, 2003, QuadraMed was managed in three distinct business segments: Enterprise Division, Health Information Management (HIM) Software Division and Financial Services Division. On that date, QuadraMed consolidated the organization of the HIM Software Division and Enterprise Division into a single functional software organization. This reorganization was designed to use existing resources more efficiently and to facilitate the integration of products and technologies. The change does not affect the Financial Services Division.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the consolidated financial statements for the periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results for the entire year ending December 31, 2004.

Pro Forma balance sheet presentation includes the retirement of the Company’s 2008 and 2005 Notes subsequent to June 30, 2004. See NOTE 15 to these financial statements.

Principles of Consolidation

These consolidated financial statements include our accounts and all our significant business divisions and subsidiaries. Since February 2004, results of operations of Détente Systems Pty Limited (“Détente”) have been included in the Company’s consolidated statements of operations. The June 30, 2004 balance sheet of Tempus Software, Inc. (“Tempus”) has been included in the Company’s consolidated balance sheet. Please see NOTE 4 for information related to the acquisitions of Détente and Tempus. All significant intercompany accounts and transactions between the Company and our subsidiaries have been eliminated in the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, revenues, and expenses. Significant estimates and assumptions have been made regarding revenue recognition, the allowance for doubtful accounts, contingencies, litigation, intangibles resulting from our purchase business combinations and other amounts. We base our estimates and assumptions on historical experience and on various other assumptions which management believes to be reasonable under the circumstances. Uncertainties inherent in these estimates include, among other things, significant estimates within percentage-of-completion accounting. In addition, we annually review and test our estimates related to the valuations of intangibles including acquired software, goodwill, customer lists, trademarks and other intangibles, and capitalized software. Actual results may differ materially from these estimates.

Revenue Recognition

Our revenue is principally generated from three sources: (i) licensing arrangements, (ii) services and (iii) hardware.

Our license revenue consists of fees for licenses of proprietary and third-party software. Cost of license revenue primarily includes the costs of third-party software and royalties, and amortization of capitalized software. Our service revenue consists of maintenance, software installation, customer training, and consulting services related to our license revenue, fees for providing management services, such as accounts receivable and payment collection outsourcing, specialized staffing, analytical services and seminars. Cost of services consists primarily of salaries, benefits, and allocated costs related to providing such services. Hardware revenue includes third party hardware used to support our software installation. Cost of hardware revenue consists of third party equipment and installation.

We license our products through our direct sales force. Our license agreements for such products do not provide for a right of return; and historically, product returns have not been significant.

We recognize revenue on our software products in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, SOP 81-1; Accounting for Performance of Construction-Type and Certain Production-Type Contracts; and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition.

We recognize revenue when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered; we no longer have significant obligations with regard to implementation; the fee is fixed and determinable; and collectibility is probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. We consider all arrangements with payment terms extending beyond 180 days to be not fixed and determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

Contract accounting is applied where services include significant software modification, installation or customization. In such instances, the services and license fee is accounted for in accordance with SOP 81-1, whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and judgment related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting can affect the amounts of revenue and related expenses reported in our consolidated financial statements.

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

Hardware revenue consists primarily from transactions in which customers purchased bundled solutions that included the Company’s software and third-party hardware. If the bundled solution includes services that provide significant modification, installation or customization, contract accounting is applied in accordance with SOP 81-1, whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. Otherwise, hardware revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable.

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. This generally results from deferred maintenance; software installation, consulting and training services not yet rendered; and license revenue deferred until all revenue requirements have been met or as services have been performed. Additionally, there are term-based licenses for which revenues are recognized over the term of the contract, which is generally one year. Unbilled receivables are established when revenue is deemed to be recognized based on our revenue recognition policy, however, we do not yet have the right to bill the customer per the contract terms.

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

Other Intangible Assets. Other intangible assets primarily relate to developed technology, trademarks and customer lists acquired in our business acquisitions. Other intangible assets also include acquired software whose amortization is included in cost of sales. On January 1, 2002, we adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of this statement did not have a significant impact on our financial condition or operating results.

Developed technology costs are amortized on a straight-line basis over a period of three years. The majority of other intangible assets are amortized on a straight-line basis over a period of five to ten years. These assets are reviewed annually for impairment and written down to net realizable value, if necessary, in accordance with SFAS No. 144.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability or, in some circumstances, an asset. QuadraMed adopted the provisions of SFAS No. 150 effective beginning with the second quarter of fiscal 2004, and such adoption did not have a significant impact on QuadraMed’s financial position and results of operations.

In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance would be applicable to the Company starting with the third quarter beginning July 1, 2004. The Company is currently evaluating the potential impact of this pronouncement on its financial statements.

NOTE 4. RECENT ACQUISITIONS

The following acquisitions have been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combination.” The acquisition costs are allocated on a preliminary basis to the estimated fair market value of the assets acquired, including management’s estimate for developed technologies and liabilities assumed. The final adjustments to the purchase price allocations are not expected to be material to the Consolidated Financial Statements.

Tempus Software, Inc.

On June 30, 2004, QuadraMed acquired all of the issued and outstanding capital stock of Tempus Software, Inc. (“Tempus”), a Florida corporation located in Jacksonville, Florida. Tempus is a leading enterprise scheduling and patient access software provider.

The balance sheet of Tempus has been included in the Company’s consolidated balance sheet effective June 30, 2004. The preliminary purchase price consisted of $5.3 million in cash and approximately 2.6 million shares of QuadraMed common stock, as well as approximately $0.2 million of transaction and direct acquisition costs. On the closing date of the acquisition, $0.6 million in cash and approximately 260,000 shares were deposited into an escrow account.

Tempus’ total revenue for the fiscal year ended December 31, 2003 was approximately $7.3 million. The Company has determined that the acquisition of Tempus is not material and that pro forma disclosure of its financial statements is not required under SFAS No. 141.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets:
Current assets	$3,053
Property and equipment	188
Developed technology	2,500
Goodwill	10,199

15,940
Liabilities:
Current liabilities	3,237

Purchase price	13,736
Cash and cash equivalents acquired	(1,033)

Net purchase price	$12,703

Détente Systems Pty Limited

On February 6, 2004, QuadraMed acquired all of the issued and outstanding capital stock of Détente Systems Pty Limited (“Détente”), an Australian proprietary limited company, and all of the units of trust ownership of the Détente Systems Trust (“the Trust”), an Australian business trust. Détente is engaged in the business of developing, selling and supporting clinical and laboratory systems in Australia, New Zealand, and the United Kingdom. The Trust holds title to all of the intellectual property used or useful in Détente business.

The results of operations of Detente have been included in the Company’s consolidated statements of operations effective February 2004. The preliminary purchase price was approximately $4.1 million in cash, which included approximately $0.2 million of transaction and direct acquisition costs. Approximately $2.7 million was paid on the closing date of the acquisition, and the balance was deposited into an escrow account to be payable upon the satisfactory performance of certain technology and performance goals relating to the acquired Détente technology, which are expected to be completed within six months of the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets:
Current assets	$760
Property and equipment	157
Developed technology	1,000
Goodwill	3,696

5,613
Liabilities:
Current liabilities	1,184

Purchase price	4,429
Cash and cash equivalents acquired	(355)

Net purchase price	$4,074

Developed technology is being amortized on a straight-line basis over three years. Amortization of developed technology for the period from acquisition to June 30, 2004 was $138,890.

Détente’s total revenue for the fiscal year ended June 30, 2003 was approximately $3.2 million. The Company has determined that the acquisition of Détente is not material and that pro forma disclosure of its financial statements is not required under SFAS No. 141.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets for the six-month period ended June 30, 2004 were as follows (in thousands):

	As of December 31, 2003	Q1 Activity	Q2 Activity	As of June 30, 2004
Cost
Goodwill	$30,358	$3,696	$10,199	$44,253
Capitalized software	13,446	—	—	13,446
Other intangible assets	22,591	1,000	3,269	26,860

	66,394	4,696	13,468	84,559
Accumulated amortization
Goodwill	$(11,913)	$—	$—	$(11,913)
Capitalized software	(10,227)	(552)	(539)	(11,318)
Other intangible assets	(15,599)	(616)	(613)	(16,828)

	(37,738)	(1,168)	(1,152)	(40,059)
Net book value
Goodwill	$18,445	$3,696	$10,199	$32,340
Capitalized software	3,219	(552)	(539)	2,128
Other intangible assets	6,992	384	2,656	10,032

	$28,656	$3,528	$12,316	$44,500

Amortization of acquired software, included in other intangible assets, for the three and six months ended June 30, 2004 and 2003 was $195,000, $369,000, and $193,000, $393,000, respectively, and is included in cost of license revenue. There were no impairment charges recorded during the three and six months ended June 30, 2004 and 2003.

NOTE 6. PREFERRED STOCK

On June 17, 2004, QuadraMed issued 4.0 million shares of Series A Cumulative Mandatory Convertible Preferred Stock (Preferred Stock) in a private, unregistered offering to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933. The Preferred Stock was sold for $25 per share, and QuadraMed used the $96.1 million of net proceeds of the offering to repurchase all of its 10% Senior Secured Notes due 2008 and its 5.25% Convertible Subordinated Notes due 2005, together with accrued interest and related redemption premiums; and the remainder is used for general corporate purposes. See NOTES 7 & 15 for additional information on retirement of Notes.

Preferred Stock holders do not have any relative, participating, optional or other voting rights and powers, except that (i) if four quarterly dividend payments are in arrears, such holders are entitled to elect two substitute directors to the Board of Directors at any annual or special meeting, and (ii) in certain circumstances, such holders are entitled to vote on the authorization or creation of securities ranking on par with or above the Preferred Stock, certain amendments to the certificate of incorporation or the certificate of designation for the Preferred Stock, and the incurrence of new senior indebtedness in an aggregate principal amount exceeding $8,000,000. Prior to the authorization or creation of, or increase in the authorized amount of, any shares of any class or series (or any security convertible into shares of any class or series) ranking senior to or on par with the Preferred Stock in the distribution of assets upon any liquidation, dissolution or winding up of QuadraMed or in the payment of dividends, QuadraMed must have the affirmative vote of a majority of any outstanding shares of Preferred Stock (along with any shares of every other series or class of Common Stock ranking on par with the Preferred Stock having like voting rights).

The Preferred Stock is entitled to quarterly dividends of $0.34 (5.5% per annum) and is convertible into shares of common stock of the Company at an initial conversion price of $3.40, equivalent to a conversion rate of 7.35 shares of common stock for each share of preferred stock. The conversion price decreases to $3.10 in the event that the volume weighted average of the daily market price per share during a period of 30 consecutive trading days equals $2.75 or less during the one year period beginning on the first anniversary of the issue date. The Company has the right to demand conversion on or after May 31, 2007, in the event the volume weighted average of the daily market price per share during a period of 20 consecutive trading days equals or exceeds $5.10.

Upon the conversion of shares of Preferred Stock to shares of Common Stock, the Preferred Stock holders have an option to convert and receive, when declared by the board of directors, dividends equal to the total previously unpaid dividends payable from the effective date of conversion through June 1, 2007 at a rate of $1.375 per annum, or 5.50% per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common shares or any combination thereof at the option of the Company.

As a result of the aforementioned feature, the Company recorded dividends payable of $14.1 million, which represents the present value of the three-year dividends. The carrying value of the preferred stock was reduced by this amount, which will be accreted over three years as a reduction to income available to common stockholders. The $2.4 million discount will be amortized over three years as interest expense. If any preferred shares are converted prior to the end of the three-year period, the related accretion will be accelerated.

The following table summarizes the preferred stock activities (in thousands):

Total issued	$100,000
Less: Issuance cost	(3,869)
Less: Accrued dividends payable	(14,051)

Preferred stock	$82,080

NOTE 7. LONG-TERM DEBT

In June 2004, the Company commenced, with net proceeds from the Preferred Stock offering, a cash tender offer to purchase any and all of its outstanding Senior Secured Notes due 2008 (the “2008 Notes”) and its 5.25% Convertible Subordinated 2005 Notes (the “2005 Notes”). As of June 30, 2004, a principal balance of $15.1 million of the 2008 Notes was retired with a premium of $0.8 million (5%) and a principal balance of $11.9 million of the 2005 Notes was retired with a premium of $0.1 million (0.75%). As a result, the Company wrote off prorated portions of debt offering costs, the discount on the 2008 Notes, and effective interest rate adjustment and recorded a $3.1 million loss on the retirement of Notes. The remaining Notes were retired subsequent to June 2004 at a loss of $11.9 million. See NOTE 15 to these financial statements.

At June 30, 2004, long-term debt consisted of a principal balance of $58.7 million for the 2008 Notes, unamortized discount of $7.9 million, and a principal balance of $56,000 for the 2005 Notes.

The following table sets forth a summary of the 2008 and 2005 Notes as of June 30, 2004 (in thousands):

	As of December 31, 2003	Q1 Activity	Q2 Activity	As of June 30, 2004
10% Senior Secured Notes due 2008	$72,294	$—	$(13,635)	$58,659
Unamortized discounts	(11,061)	457	2,728	(7,876)

	61,233	457	(10,907)	50,783
5.25% Convertible Subordinated Notes due 2005	$11,931	—	$(11,875)	$56

NOTE 8. RESTRICTED STOCK GRANTS

QuadraMed grants its common stock as restricted shares under QuadraMed’s 2004 Stock Compensation Plan to certain senior executives for no consideration. The outstanding restricted shares generally vest at the conclusion of a three or four-year period. QuadraMed has recorded the fair market value of the restricted shares granted as deferred compensation within the Stockholders’ Equity (Deficit) section of the Consolidated Balance Sheet. QuadraMed amortizes this amount over the related service period as it expects the shares to fully vest. Any changes in the expected or actual outcome of the grants are considered to be changes in estimate and are accordingly, recognized in the period the change becomes known.

During the three and six months ended June 30, 2004, 0 and 50,000 shares of fully-vested common stock were issued as restricted stock. During the three months ended June 30, 2003, 75,000 shares of restricted stock were issued. Compensation expense associated with the grants of restricted stock of $265,000, $573,000, and $91,000, $193,000 was recognized during the three and six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, 1,144,500 restricted shares remained subject to vesting.

NOTE 9. INCOME TAXES

The Company received income tax refunds during the six months ended June 30, 2004 and recorded the net amount as benefit for income taxes in the condensed consolidated statement of operations.

NOTE 10. NET LOSS PER SHARE AND COMPREHENSIVE LOSS

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing income by the sum of the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method); convertible subordinated debentures (using the as-converted method); and convertible preferred stock. Common equivalent shares are excluded from the diluted computation only if their effect is anti-dilutive. As QuadraMed recorded net losses for each of the three and six month periods ended June 30, 2004 and 2003, no common equivalent shares were included in diluted net loss per share calculation because they were anti-dilutive. If QuadraMed had reported net income, the calculation of diluted earnings per share would have included an additional 34,661,000 common stock equivalent shares not included for basic earnings per share for the quarter ended June 30, 2004, resulting in total common stock equivalent shares of 69,533,000.

The components of QuadraMed’s comprehensive loss include the unrealized gain (loss) on available-for-sale securities and foreign currency translation adjustment, which are not significant for any period presented. Total comprehensive loss amounted to $9.7 million, $14.3 million, and $6.1 million, $16.8 million for the three and six months ended June 30, 2004 and 2003, respectively.

NOTE 11. STOCK-BASED COMPENSATION

SFAS No. 123, Accounting for Stock Based Compensation, encourages, but does not require, companies to record compensation cost for stock based employee compensation plans at fair value. QuadraMed has chosen to account for stock based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of QuadraMed’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

	Three months ended June 30,
	2004	2003
Net loss, as reported	$(9,669)	$(6,274)
Add: Stock-based employee compensation expense included in reported net loss	326	102
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,711)	(1,089)

Pro forma net loss	$(11,054)	$(7,261)

Basic and diluted net loss per common share, as reported	$(0.28)	$(0.23)
Basic and diluted net loss per common share, pro forma	$(0.32)	$(0.27)

	Six months ended June 30,
	2004	2003
Net loss, as reported	$(14,210)	$(16,952)
Add: Stock-based employee compensation expense included in reported net loss	789	268
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,590)	(2,214)

Pro forma net loss	$(18,011)	$(18,898)

Basic and diluted net loss per common share, as reported	$(0.44)	$(0.63)
Basic and diluted net loss per common share, pro forma	$(0.56)	$(0.70)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003
Expected dividend yield	—	—
Expected stock price volatility	120.48%	140.99%
Risk-free interest rate	3.36%	2.74%
Expected life of options	4.3 years	5.0 years

NOTE 12. SEGMENT REPORTING

Prior to November 5, 2003, QuadraMed aligned its operations into three business segments for management reporting purposes. These segments were based on product functionality and shared target markets. QuadraMed’s business segments were (i) the Enterprise Division, (ii) the Health Information Management (“HIM”) Software Division, and (iii) the Financial Services Division. On November 5, 2003, QuadraMed consolidated the HIM Software Division and Enterprise Division into a single functional software organization. This reorganization is designed to use existing resources more efficiently and to facilitate the integration of products and technologies. The change does not affect the Financial Services Division. The financial results for these operating segments for prior periods have been reclassified to conform to the current period presentation.

The operations and assets of the Company are primarily located in the United States. Results of operations for the Company are provided to QuadraMed’s Chief Operating Decision Makers (CODMs), which are the Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer.

Summary financial data by business segment as reported to the CODM is presented below for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three months ended June 30,
	2004			2003
Description	Software	Financial Services	Consolidated Total	Software	Financial Services	Consolidated Total
Total revenues	$30,470	$1,428	$31,898	$27,177	$2,259	$29,436
Gross margin	$18,088	$(3)	$18,085	$15,635	$274	$15,909
Interest expense, net	$(1,954)	$(335)	$(2,289)	$(2,364)	$(548)	$(2,912)
Segment assets	$197,039	$2,764	$199,803	$121,731	$5,676	$127,407
Total depreciation and amortization (1)	$2,733	$178	$2,911	$3,122	$433	$3,555

(1)	Total depreciation and amortization is comprised of capitalized and acquired software amortization reflected in gross margin; equipment depreciation, amortization of deferred compensation and amortization of other intangibles included in operating expenses; and amortization of debt-offering costs and discounts that are reflected in interest expense.

	Six months ended June 30,
	2004			2003
Description	Software	Financial Services	Consolidated Total	Software	Financial Services	Consolidated Total
Total revenues	$65,115	$3,253	$68,368	$53,506	$5,165	$58,671
Gross margin	$39,054	$(3)	$39,051	$29,950	$888	$30,838
Interest expense, net	$(4,133)	$(527)	$(4,660)	$(3,193)	$(625)	$(3,818)
Segment assets	$197,039	$2,764	$199,803	$121,731	$5,676	$127,407
Total depreciation and amortization (1)	$5,263	$383	$5,646	$5,373	$650	$6,023

(1)	Total depreciation and amortization is comprised of capitalized and acquired software amortization reflected in gross margin; equipment depreciation, amortization of deferred compensation and amortization of other intangibles included in operating expenses; and amortization of debt-offering costs and discounts that are reflected in interest expense.

NOTE 13. MAJOR CUSTOMERS

In the three months ended June 30, 2004, one single customer accounted for 10% of total revenues. Another customer accounted for 14% of total revenues for the six months ended June 30, 2004. No single customer accounted for more than 10% of total revenues in the three and six months ended June 30, 2003.

NOTE 14. LITIGATION AND OTHER MATTERS

In October 2002, a series of securities law class action complaints and a derivative suit were filed by certain of our shareholders against QuadraMed and certain of its officers and directors. As previously reported in our Form 10-Q for the quarterly period ended March 31, 2004, on May 3, 2004, the final settlement agreement related to the securities class action litigation was filed with the court. On April 21, 2004, the Court approved the final settlement of the shareholder derivative case. On July 30, 2004, the Court approved the final settlement of the federal securities case.

Also as previously reported on February 28, 2003 and October 10, 2003, QuadraMed was subject to an investigation and proposed enforcement action by the staff of the Securities and Exchange Commission. On April 30, 2004, the matter was settled with a Cease and Desist Order issued by the SEC, to which QuadraMed consented, without admitting or denying the findings in the Order. No fine was assessed against QuadraMed. The Order requires QuadraMed to cease and desist from violations of the antifraud, periodic reporting and books and records provisions of the Securities Exchange Act of 1934.

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

In light of Mr. Durham’s breach of his Separation Agreement, QuadraMed has notified Mr. Durham and his counsel that it is not obligated to fund additional SERP payments on behalf of Mr. Durham and that it will not pay him the requested lump sum for his SERP benefits. In January 2004, Mr. Durham filed an amended complaint against QuadraMed in the Superior Court of the State of California, Marin County, alleging a breach of his SERP contract and a breach of good faith and fair dealing under this contract. This amended complaint seeks payment of his lump sum SERP benefits, interest, attorneys’ fees, and other relief. On January 30, 2004, this matter was moved to the United States District Court, California Northern District. We have filed an answer and a motion to dismiss Mr. Durham’s allegations of breach of good faith and fair dealing under this contract for failure to state a claim. The case is in discovery and has been assigned to mediation. QuadraMed is continuing to investigate and defend the case. QuadraMed intends to defend itself vigorously against these allegations and feels that it is in the best interests of QuadraMed and its stockholders to defend this action, due to Mr. Durham’s disparaging comments after his resignation and his breach of the Separation Agreement, as amended. The ultimate outcome of these matters cannot presently be determined.

NOTE 15. SUBSEQUENT EVENTS

Subsequent to June 30, 2004, the Company retired all of its remaining $58.7 million of the 2008 Notes and $56,000 of the 2005 Notes. Total cash payment was $63.2 million, which includes additional interest expense of $54,000 subsequent to June 2004. Total loss recorded on the retirement of debt in July 2004 was approximately $11.9 million, which includes premiums of $2.9 million and write-offs of remaining balances of debt offering costs of $737,000, discount to the 2008 Notes of $7.9 million and effective interest rate adjustment of $339,000.

The following is a pro forma balance sheet presenting the effect of the retirement as if the remaining Notes had been retired as of June 30, 2004 and the related loss recorded as of June 30, 2004 (in thousands, unaudited):

	June 30, 2004	Debt retirement subsequent to June 30, 2004	Pro Forma June 30, 2004
Assets
Current assets
Cash and cash equivalents	$91,400	$(63,170)	$28,230
Other current assets	45,295	—	45,295

Total current assets	136,695	(63,170)	73,525
Long-term assets	63,108	(737)	62,371

Total assets	$199,803	$(63,907)	$135,896

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable and accrued expenses	$11,971	$—	$11,971
Accrued interest	1,126	(1,126)	—
Accrued dividends payable	14,051	—	14,051
Deferred revenue and other accrued liabilities	56,428	—	56,428

Total current liabilities	83,576	(1,126)	82,450
10% Senior Secured Notes due 2008	50,783	(50,783)	—
5.25% Convertible Subordinated Notes due 2005	56	(56)	—
Other long-term liabilities	4,667	—	4,667

Total liabilities	139,082	(51,965)	87,117

Stockholders’ equity (deficit)
Preferred stock	82,080	—	82,080
Common stock	397	—	397
Additional paid-in-capital	301,007	—	301,007
Deferred compensation and accumulated other comprehensive loss	(2,437)	—	(2,437)
Accumulated deficit	(320,326)	(11,942)	(332,268)

Total stockholders’ equity (deficit)	60,721	(11,942)	48,779

Total liabilities and stockholders’ equity (deficit)	$199,803	$(63,907)	$135,896

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement on Risks Associated With Forward-Looking Statements

You should read the following discussion in conjunction with our Condensed Consolidated Financial Statements and related footnotes. This Report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The words “believe”, “expect”, “target”, “goal”, “project”, “anticipate”, “predict”, “intend”, “plan”, “estimate”, “may”, “will”, “should”, “could”, and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance, anticipated trends and growth in businesses, or other characterizations of future events or circumstances and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Report, and in other documents we file with the SEC from time to time.

Results of Operations (unaudited)

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification (in thousands, except percentages).

	Three months ended June 30,
	2004		2003
Revenue
Services	$4,849	15%	$4,716	16%
Maintenance	10,126	32	9,192	31
Installation and other	4,706	15	4,382	15

Services and other	19,681	62	18,290	62
Licenses	11,183	35	10,161	35
Hardware	1,035	3	985	3

Total revenue	31,898	100	29,436	100

Cost of revenue
Cost of services and other	9,541	48	11,134	61
Cost of licenses	3,497	31	1,772	17
Cost of hardware	775	75	622	63

Total cost of revenue	13,813	43	13,527	46

Gross margin	18,085	57	15,909	54

Operating expenses
General and administration	7,899	25	5,403	18
Software development	6,835	21	5,032	17
Sales and marketing	6,029	19	4,810	16
Amortization of intangible assets and depreciation	1,154	4	1,498	5
Unusual charges	318	0	3,311	11

Total operating expenses	$22,235	69%	$20,055	67%

	Six months ended June 30,
	2004		2003
Revenue
Services	$9,276	13%	$9,461	16%
Maintenance	20,229	30	17,765	30
Installation and other	9,642	14	8,556	15

Services and other	39,147	57	35,783	61
Licenses	23,673	35	19,717	34
Hardware	5,548	8	3,171	5

Total revenue	68,368	100	58,671	100

Cost of revenue
Cost of services and other	19,156	49	21,786	61
Cost of licenses	6,555	28	3,610	18
Cost of hardware	3,606	65	2,437	77

Total cost of revenue	29,317	43	27,833	47

Gross margin	39,051	57	30,838	53

Operating expenses
General and administration	15,641	23	13,350	23
Software development	13,945	20	10,325	18
Sales and marketing	11,855	17	10,522	18
Amortization of intangible assets and depreciation	2,409	4	3,028	5
Unusual charges	1,887	3	7,461	13

Total operating expenses	$45,737	67%	$44,686	77%

Revenue

Total revenue. Total revenues for the three months ended June 30, 2004 were $31.9 million, an increase of $2.5 million or 8% from $29.4 million for the three months ended June 30, 2003. Enterprise and Health Information Management (HIM) product solutions contributed $30.5 million, an increase of $3.3 million or 12% from the same period last year. Financial Services contributed approximately $1.4 million, a decrease of $0.8 million or 37% from the same period last year. The Education service line of Financial Services Division was eliminated in the current quarter, contributing $0.2 million decrease for three months ended June 30, 2004 compared to the same quarter last year.

Total revenues for the six months ended June 30, 2004 were $68.4 million, an increase of $9.7 million or 17% from $58.7 million for the six months ended June 30, 2003. Enterprise and HIM product solutions contributed $65.1 million, an increase of $11.6 million or 22% from the same period in the prior year. Financial Services contributed approximately $3.3 million, a decrease of $1.9 million or 37% from the same period in the prior year. Approximately $0.6 million decrease in Financial Services Division is attributable to the elimination of the Education service line.

Services and other. Services and other revenue consists of professional services, such as implementation and installation services; training; maintenance, which consists of technical support and product upgrades; reimbursable expenses and other services revenue. Professional services are typically provided over a period of three to six months for the HIM product solutions and two years for the Enterprise product solutions. These services are provided subsequent to the signing of a software license agreement and depend almost exclusively on our software license revenues. Financial Services’ revenue is recognized as services are performed. Our maintenance revenues depend on both licenses of our software products and renewals of maintenance agreements by our existing customer base and are recognized ratably over the term of the agreement.

Services revenue of $4.8 million, or 15% of total revenues, in the three months ended June 30, 2004 increased $0.1 million compared to $4.7 million, or 16% of total revenues, in the same period of the prior year. The increase is due primarily to an increase in Enterprise and HIM product solutions of $1.0 million to $3.4 million due to a growth in supplemental services provided to our existing customers. This was offset by a decrease in Services revenues for Financial Services of $0.9 million to $1.4 million due to a reduction in signed contracts and elimination of the education service line.

Services revenue of $9.3 million, or 13% of total revenues, in the six months ended June 30, 2004 decreased $0.2 million compared to $9.5 million, or 16% of total revenues, in the same period of the prior year. The decrease is due primarily to a decrease in Services revenues for Financial Services of $1.9 million to $3.3 million due to a reduction in signed contracts and elimination of the education service line. This was offset by an increase in Enterprise and HIM product solutions of $1.8 million to $6.0 million due to an increase in supplemental services provided to our existing customers.

Maintenance revenue was $10.1 million in the three months ended June 30, 2004 compared to $9.2 million in the three months ended June 30, 2003, representing an increase of $0.9 million or 10%. During the six months ended June 30, 2004 maintenance revenue was $20.2 million compared to $17.8 million in the six months ended June 30, 2003, representing an increase of $2.4 million or 13%. Maintenance revenue, as a percentage of total revenue, was 32%, 30% and 31%, 30% in the three and six months ended June 30, 2004 and 2003, respectively. The increase in maintenance revenue is primarily due to increased customer base for Enterprise and HIM products. Maintenance contracts are recognized ratably over the period of term.

Installation and other services revenue increased $0.4 million to $4.7 million in the three months ended June 30, 2004 from $4.4 in the three months ended June 30, 2003. During the six months ended June 30, 2004, installation and other services revenue increased $1.0 million to $9.6 million from $8.6 million in the six months ended June 30, 2003. Installation revenue increased primarily due to an increase in the work performed during the current period.

Licenses. License revenue consists of fees and licenses of proprietary and third-party software. We market our products through our direct sales force. License revenue for the three months ended June 30, 2004 was $11.2 million, an increase of $1.0 million or 10% from $10.2 million in the three months ended June 30, 2003. The increase is primarily attributable to the timing of revenue recognized under the completed contract and percentage of completion methods, an expansion of our customer base and new product introductions at the end of fiscal 2002. In addition, license revenue increased for the completion of Company commitments under previously deferred contracts.

License revenue for the six months ended June 30, 2004 was $23.7 million, an increase of $4.0 million or 20% from $19.7 million in the six months ended June 30, 2003. License revenue from HIM products solutions increased approximately $1.5 million to $10.7 million in the six months ended June 30, 2004, primarily due to a strong growth in sales to agencies of the US Government and government contractors year over year. License revenue for Enterprise product solutions increased by approximately $2.5 million to $12.9 million in the six months ended June 30, 2004 primarily due to the completion of Company commitments under previously deferred contracts.

Hardware. Hardware revenue consists of sale of third-party hardware purchased specifically for use by our software product customers. Hardware revenue in the three months ended June 30, 2004 increased slightly to $1.0 million from $0.9 million in the corresponding period of the prior year. During the six months ended June 30, 2004 and 2003, hardware revenue was $5.5 million and $3.1 million, respectively, an increase of $2.4 million or 78%. The increase was primarily attributable to the completion and acceptance, in the current year, of a large contract signed at the end of fiscal year 2003.

Revenue recognized for the three and six months ended June 30, 2004 and 2003 includes:

•	amounts initially recorded as deferred revenue in which the Company has now completed its contractual commitments;

•	service revenue relating to installation, training, seminars and financial services during the period; and

•	revenues recognized on a cash-basis after the Company’s contractual commitment has been completed and cash has been received from the customer

The following table is a summary roll forward schedule of the deferred revenue (in thousands):

	For the three months ended June 30,
	2004	2003
Deferred revenue, beginning balance	$51,908	$48,704
Add: revenue deferred	24,088	21,855
Less: deferred revenue recognized	(28,052)	(23,504)
Add: deferred revenue acquired in acquisition	2,381	—

Deferred revenue, ending balance	$50,325	$47,055

	For the six months ended June 30,
	2004	2003
Deferred revenue, beginning balance	$48,502	$39,492
Add: revenue deferred	57,039	55,065
Less: deferred revenue recognized	(57,982)	(47,502)
Add: deferred revenue acquired in acquisitions	2,766	—

Deferred revenue, ending balance	$50,325	$47,055

Cost of Revenue

Cost of services and other. Cost of services and other consists of salaries and related expenses associated with services performed for customer support, installation, maintenance and consulting services. Cost of services and other for the three months ended June 30, 2004 was $9.5 million, a decrease of $1.6 million from $11.1 million for the three months ended June 30, 2003. As a percentage of services and other revenue, cost of services and other was 48% and 61% for the three months ended June 30, 2004 and 2003, respectively. The decrease was primarily due to a decrease in personnel costs and overall expenses for the Financial Services Division of $0.3 million, HIM product solutions of $0.4 million and Enterprise product solutions of $0.6 million.

Cost of services and other for the six months ended June 30, 2004 decreased $2.6 million from $21.8 million for the six months ended June 30, 2003 to $19.2 million for the six months ended June 30, 2004. Cost of services and other, as a percentage of revenue, for the six months ended June 30, 2003 and 2004 was 49% and 61%, respectively. The decrease was primarily due to a decrease in personnel costs and overall expenses for the Financial Services Division of $0.9 million, HIM product solutions of $0.4 million and Enterprise product solutions of $0.5 million.

Cost of licenses. Cost of licenses consists primarily of the cost of third-party software, royalties and amortization of capitalized and acquired software. A significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to software embedded within our software applications. Generally, third-party royalty fees fluctuate based on revenue or the number of the Company’s customers and therefore will fluctuate on a quarter to quarter basis. Cost of licenses in the three months ended June 30, 2004 increased $1.7 million to $3.5 million from $1.8 million for the three months ended June 30, 2003. As a percentage of license revenue, cost of licenses was 31% and 17% for the three months ended June 30, 2004 and 2003, respectively. The increase in cost of license revenue was primarily due to an increase in the cost of third-party software for the Enterprise solution suite of $0.8 million as well as an increase in royalty fees of $1.0 million for HIM product solution.

Cost of licenses for the six months ended June 30, 2004 increased $3.0 million to $6.6 million from $3.6 million for the six months ended June 30, 2003. Cost of licenses as a percentage of license revenue, for the six months ended June 30, 2003 and 2004 was 28% and 18%, respectively. The increase in the cost of license revenue was primarily due to an increase in the cost of third-party software for the Enterprise products of $0.9 million as well as an increase in HIM solution royalty fees of $2.0 million.

Cost of hardware. Cost of hardware consists of third-party hardware and installation costs. Cost of hardware for the three months ended June 30, 2004 was $0.8 million, an increase of $0.2 million, compared to $0.6 million for the same period in the prior year. As a percentage of hardware revenue, cost of hardware was 75% and 63% for the three months ended June 30, 2004 and 2003, respectively. The increase was directly affected by the increase in hardware revenue in the first quarter of 2004, primarily attributable to the completion and acceptance, in the current year, of a large contract signed at the end of fiscal year 2003.

During the six months ended June 30, 2004 and 2003 cost of hardware was $3.6 million and $2.4 million, an increase of $1.2 million or 50%. Hardware cost as a percentage of hardware revenue for the six months ended June 30, 2004 and 2003 was 65% and 77%, respectively. Cost of hardware was directly affected by the increase in hardware revenue in the first quarter of 2004, primarily attributable to the completion and acceptance, in the current year, of a large contract signed at the end of fiscal year 2003.

Gross Margin

Gross margin on license revenue declined due to increased royalty expenses associated with HIM solutions revenue. Gross margin on services and other revenue improved due to efficiencies within the installation and maintenance departments, and due to lower revenues in the Financial Services Division, which generally has lower gross margins. The margin on hardware revenue improved due to an increase in profitability in hardware contracts signed in the current year.

Operating Expenses

General and administration. General and administration expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel as well as bad debt expense and professional fees. General and administration expense, including unusual charges, decreased to $8.2 million and $17.5 million for the three and six months ended June 30, 2004 compared to $8.7 and $20.8 million in the same period in 2003. This is due to the reduction of costs related to the restatement of financial statements in 2003.

General and administration expense, excluding unusual charges of $318,000 (see unusual charges below), increased to $7.9 million in the three months ended June 30, 2004 compared to $5.4 million in the same quarter prior year. As a percentage of total revenues, general and administration expense was 25% and 18% in the three months ended June 30, 2004 and 2003, respectively.

For the six months ending June 30, 2004, general and administration expense, excluding unusual charges of $1.9 million, increased to $15.6 million from $13.4 million in the comparable period in 2003. As a percentage of total revenues, general and administration expense remained constant at 23% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

The increase in general and administration expense excluding unusual charges for the three and six months ended June 30, 2004 is mainly attributable to the increase in bad debt expense for accounts receivable of $1.1 million and $1.7 million, respectively over the same periods in 2003. As of June 30, 2004, there were 117 employees in general and administrative departments compared to 110 employees as of June 30, 2003.

Software development. Software development expense includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities and primarily relates to compensation and benefits costs. Software development costs in the three months ended June 30, 2004 were $6.8 million compared to $5.0 million in the same period in 2003, representing an increase of $1.8 million. As a percentage of total revenues, software development costs were 21% and 17% for the quarters ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, software development costs were $13.9 million, an increase of $3.6 million or 35% from $10.3 million in the first half of 2003.

The increase was primarily attributed to an increase in personnel costs and overall expenses for software development departments. As of June 30, 2004, there were 229 employees in software development departments compared to 212 employees as of June 30, 2003.

Sales and marketing. Sales and marketing expense includes costs associated with our sales and marketing personnel and consists primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses. Sales and marketing expense in the three months ended June 30, 2004 was $6.0 million, an increase of $1.2 million or 25% compared to $4.8 million in the corresponding period of 2003. As a percentage of total revenues, sales and marketing expenses was 19% for the three months ended June 30, 2004 as compared to 16% in the same quarter of 2003. For the six months ended June 30, 2004, sales and marketing expense was $11.9 million, an increase of $1.4 million or 13% compared to $10.5 million for the first half of the 2003.

The increase in sales and marketing expenses is related to an increase in commission expenses of $1.3 million for both the three and six months ended June 30, 2004. As of June 30, 2004, there were 106 employees in sales and marketing departments compared to 108 employees as of June 30, 2003.

Amortization of intangible assets and depreciation. Amortization of intangible assets and depreciation expense for the three months ended June 30, 2004 was $1.2 million, a decrease of $0.3 million compared to $1.5 million in the same period in 2003. For the six months ended June 30, 2004, amortization of intangible assets and depreciation expense decreased to $2.4 million from $3.0 million in the corresponding period of 2003 mainly due to a decrease in depreciation expense as assets became fully depreciated, offset by a slight increase in the amortization of identifiable intangible assets related to the developed technologies of Détente.

Unusual charges. Unusual charges of $318,000 and $1.9 million for the three months and six months ended June 30, 2004 includes $842,000 in retention bonuses and severance payments made to the San Rafael employees in connection with moving the Corporate offices to Reston Virginia, $365,000 in salaries paid to transitioning the Corporate offices to Reston and $680,000 in legal fees associated with the settlement of securities class action litigation and the shareholder derivative litigation. Unusual charges of $3.3 million and $7.5 million for the three and six months ended June 30, 2003 represents restatement costs.

Other Income (Expense)

Other income (expense), net. Net other expense was $5.5 million and $2.1 million for the three month period ended on June 30, 2004 and 2003, and $7.7 million and $3.1 million for the six months ended June 30, 2004 and 2003, respectively. The increase was primarily due to the additional interest expense on the 2008 Notes entered into April 2003, amortization of the associated expense related to the warrants and loss on the retirement of debt.

Income Taxes

Provision (benefits) for income taxes. For the six month ended June 30, 2004, the Company had income tax benefit of $200,000, which represents tax refunds received in the first quarter of the current year as a result of the restatement of the Company’s 2001 financial statements. There was no provision for income taxes for the three month and six month periods ended June 30, 2003.

Liquidity and Capital Resources

Balance Sheet

As of June 30, 2004, we had $91.4 million in cash and cash equivalents, compared to $36.9 million as of December 31, 2003. Cash increased primarily due to net receipts from the Preferred Stock offering in June 2004. The Company used $63.2 million to retire the remaining balance of its 2008 and 2005 Notes subsequent to June 30, 2004, resulting in a pro forma cash balance of $28.2 million. Please see NOTE 15 to these financial statements.

As of June 30, 2004, we had working capital of $53.1 million compared to $13.0 million as of December 31, 2003. Working capital, net of deferred revenue and related accounts receivable, was $95.4 million as of June 30, 2004 compared to $52.5 million as of December 31, 2003. Working capital, net of deferred revenue and related accounts receivable was $33.4 million on a pro forma basis after the Notes were retired subsequent to June 30, 2004.

Accounts receivable decreased by $3.3 million to $27.6 million as of June 30, 2004 from $30.9 million as of December 31, 2003 on a net basis. Accounts receivable decreased primarily because of increased collection efforts and write-offs of $1.1 million, offset by a $1.5 million increase as a result of Tempus acquisition. During the quarter ended June 30, 2004, the allowance for doubtful accounts decreased slightly by $200,000. QuadraMed maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of QuadraMed’s customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowance might be required.

Prepaid expenses and other current assets decreased by $1.1 million as of June 30, 2004 to $10.1 million as of June 30, 2004 compared to $11.3 million in December 31, 2003. The decrease is due primarily to amortization of government royalties. The decrease is partially offset by the addition of prepaid expenses acquired in Tempus acquisition.

Goodwill increased by approximately $13.9 million from December 31, 2003 to June 30, 2004 due to the acquisitions of Détente and Tempus in the first quarter and second quarters of 2004, respectively. In addition, other intangible assets increased by $4.3 million due to the acquisition of Détente and Tempus in the first and second quarter of 2004, respectively.

Other long-term assets decreased slightly by $0.2 million from December 31, 2003 to June 30, 2004. This decrease is primarily due to decrease in deposits and debt offering costs. The decreases were offset partially by increases to acquisition costs associated with Tempus and Détente.

Accrued payroll and related expenses decreased by $1.9 million to $9.2 million at June 30, 2004 from $11.1 million at December 31, 2003 principally due to decreases in accrued severance expenses and incentive bonuses.

In the second quarter ended June 30, 2004, the Company accrued approximately $14.1 million for dividends payable to the shareholders of its newly issued Preferred Stock. Other accrued liabilities decreased approximately $1.8 million from December 31, 2003 to June 30, 2004. This decrease is due primarily to reduction in accrued contract costs and royalties. The royalty accrual decreased due to timing of payment, which is dependent on our collections. The decrease is partially offset by other accrued liabilities acquired in the Tempus acquisition.

Deferred revenue increased by $1.8 million from December 31, 2003 to June 30, 2004, and the increase was primarily related to the addition of deferred revenue from the Tempus acquisition. The increase was offset by approximately $0.5 million decrease in QuadraMed deferred revenue, which is due to timing of reaching billing milestones and revenue recognition criteria.

Long-term debt decreased by approximately $22.3 million from December 31, 2003 to June 30, 2004. The decrease is primarily attributable to the $10.4 million retirement of the 2008 Notes and the $11.8 million retirement of the 2005 Notes.

Cash Flows

The Company’s consolidated statement of cash flows is summarized below (in thousands):

	For the Six Months Ended June 30,
	2004	2003
Cash used in operating activities	$(7,691)	$(5,398)
Cash provided by (used in) investing activities	(9,786)	2,622
Cash provided by financing activities	71,933	8,587
Net increase in cash and cash equivalents	54,456	5,811

During the six months ended June 30, 2004, $7.7 million was used in operating activities, compared to $5.4 million used in the same period in the prior year. The net loss of $14.2 million was reduced by non-cash charges totaling approximately $9.0 million, including depreciation and amortization of $5.6 million, bad debt expense of $1.1 million, and loss on retirement of debt of $2.3 million. A decrease in accounts receivable increased cash from operating activities by $4.1 million, whereas a decrease in accounts payable and accrued liabilities used $6.1 million for operating activities. Significant disbursements during the period presented, most of which occurred during the second quarter, included approximately $3.0 million for hardware related to a single customer for which revenue was recognized; interest payments of $2.5 million on our 2005 and 2008 Notes; and payments of approximately $3.0 million related to legal matters.

Cash flows used in investing activities totaled $9.8 million during the six months ended June 30, 2004. The acquisition of Détente and Tempus used cash of approximately $4.1 million and $5.1 million, respectively. Capital expenditures used cash of $2.3 million. These cash outlays were partially offset by the change in restricted cash of $1.6 million resulted from a release of an escrow related to HIMS sale in 2003.

Financing activities provided cash of $71.9 million for the six months ended June 30, 2004 principally from the issuance of preferred and common stock, offset by cash used in the repayment of our 2005 and 2008 Notes.

At June 30, 2004, the Company’s balance of cash and cash equivalents was $91.4 million. Pro forma cash balance after the retirement of the Company’s Notes subsequent to June 30, 2004 was $28.2 million. Please see NOTE 15 to these financial statements. The Company believes that its current balance of cash and cash equivalents and funds generated from operations, if any, will be sufficient to fund the Company’s current projected cash needs for the foreseeable future.

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of June 30, 2004 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1)	$58,715	$58,715	$—	$—	$—
Interest on long term debt (1)	1,465	1,465	—	—	—
Operating leases (2)	25,442	2,161	8,410	7,960	6,911
Other long-term obligations	483	—	483	—	—

Total contractual cash obligations	$86,105	$62,341	$8,893	$7,960	$6,911

Other Commercial Commitments
Standby letters of credit (3)	$3,976	$1,000	$2,620	$—	$356

Total commercial commitments	$3,976	$1,000	$2,620	$—	$356

(1)	Subsequent to June 30, 2004, the Company retired all of its remaining principal balance of $58.7 million of the 2008 Notes and $56,000 of the 2005 Notes. Please see NOTE 15 to these financial statements.

(2)	The Company may vacate or sublease the San Rafael, California facility in 2004 in connection with the relocation of our headquarters to Reston, Virginia. The San Rafael minimum lease payments total approximately $5.4 million for years 2004 through 2009, which is included in the schedule above. As a result, these amounts may become payable prior to the original contract term.

(3)	The 1-3 year amount of $2.6 million represents collateral securing a performance bond. The amount of this collateral may be less in the future.

We believe that we will have sufficient liquidity and capital resources to fund our obligations through the next twelve months.

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

Our Ability to Borrow or Issue Additional Shares of Preferred Stock Is Restricted by the Terms of Our Series A Preferred Stock.

The certificate of designation governing our Series A Cumulative Mandatory Convertible Preferred Stock (the “Series A Preferred Stock”) provides that so long as at least 600,000 shares of Series A Preferred Stock are outstanding, at least 66-2/3% of the votes entitled to be cast by the holders of the Preferred Stock shall be required to approve the incurrence by QuadraMed of any long term, senior indebtedness of QuadraMed in an aggregate principal amount exceeding $8,000,000, excluding certain prior existing indebtedness. Furthermore, the certificate of designation requires the affirmative vote of a majority of any outstanding shares of the Series A Preferred Stock prior to the authorization or creation of, or increase in the authorized amount of, any shares of any class or series (or any security convertible into shares of any class or series) ranking senior to or on par with the Preferred Stock in the distribution of assets upon any liquidation, dissolution or winding up of QuadraMed or in the payment of dividends. This may hinder or delay our ability to borrow funds or issue Preferred Stock.

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

The Company has now implemented procedures to report movements in deferred revenue on an overall roll forward basis. We are also in the process of upgrading our computer software which is expected to be completed in the second half of 2004. The Company believes that the costs associated with implementing these processes and computer software to be immaterial.

In its report, BDO also identified the following reportable conditions related to:

•	internal controls over analysis and review of customer contracts;

•	the revenue transactions cycle;

•	unbilled and deferred revenue balances; and

•	percentage of completion revenue recognition.

The Company is addressing these items by implementing the following procedures:

•	by documenting the formal review of contracts in the determination of proper revenue accounting;

•	redesigning the contracting process and review procedures;

•	upgrading computer software relating to contracts and billing; and

•	strengthening documentation standards for revenue recognition for percentage completion revenue accounting.

All of these procedures, except for the computer software upgrade noted above, were implemented in the first half of 2004. Management believes that the Company’s internal controls over financial reporting for the first half of 2004 are effective.

We Were Subject to a Formal SEC Inquiry as a Result of the Restatement of Our Financial Statements.

Following our August 12, 2002 announcement that we intended to restate prior period financial statements, the staff of the San Francisco District Office of the SEC requested certain information concerning the anticipated restatement as part of an informal, preliminary inquiry.

As previously disclosed on February 28, 2003 and October 10, 2003, QuadraMed was subject to an investigation and proposed enforcement action by the staff of the Securities and Exchange Commission. The proposed action involved accounting for transactions that QuadraMed entered into with Health+Cast LLP in 1998 and 1999. The 1999 transactions were restated as part of QuadraMed’s restatement of its 1999 financial statements. None of the individuals who were involved with the Health+Cast transactions are any currently associated with QuadraMed. On April 30, 2004, the matter was settled with a Cease and Desist Order issued by the SEC, to which QuadraMed consented without admitting or denying the findings in the Order. No fine was assessed against QuadraMed. The Order requires QuadraMed to cease and desist from violations of the antifraud, periodic reporting and books and records provisions of the Securities Exchange Act of 1934.

Our Common Stock Has Been Delisted from the Nasdaq Stock Market, which Could Result in Loss of Investors, Increased Obligations under State Securities Laws, Decreased Coverage by Securities Analysts and Impairment of Our Ability to Compete.

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

There is currently a limited trading market for our Common Stock on the Over-the-Counter Bulletin Board and the “Pink Sheets”. The ability to trade our Common Stock on the over-the-counter market depends on the presence and investment decisions of willing buyers and sellers. Therefore, the market of investors who are willing to purchase our Common Stock is limited, the volume of our Common Stock traded on a daily basis is low, and the liquidity of our Common Stock is limited. All of these will affect your ability to sell and the price you may receive for our Common Stock. While we have applied for quotation of our Common Stock on the American Stock Exchange (“AMEX”) there can be no assurance that our Common Stock will be accepted for quotation by the AMEX or any other exchange.

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

Future Sales of Our Common Stock in the Public Market, Warrants or Option Exercises and Sales Could Lower Our Stock Price.

A substantial number of shares of our Common Stock are subject to stock options and warrants, and are issuable upon conversion of our Preferred Stock may be converted into shares of Common Stock. We cannot predict the effect, if any, that future sales of shares of Common Stock, or the availability of shares of Common Stock for future sale, will have on the market price of our Common Stock. Sales of substantial amounts of Common Stock, including shares registered under the S-1 Registration Statement filed on January 21, 2004, or issued upon the exercise of stock options or the conversion of our Preferred Stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our Common Stock.

Provisions in Our Certificate of Incorporation and Bylaws and Delaware Law Could Delay or Discourage a Takeover which Could Adversely Affect the Price of Our Common Stock.

Our Board of Directors has the authority to issue up to five million shares of Preferred Stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by holders of our Common Stock. If Preferred Stock is issued, the voting and other rights of the holders of our Common Stock may be subject to, and may be adversely affected by, the rights of the holders of our Preferred Stock. The issuance of Preferred Stock may have the effect of delaying or preventing a change of control of QuadraMed that could have been at a premium price to our stockholders. Our Board of Directors has issued four million shares of such Preferred Stock as Series A Cumulative Mandatory Convertible Preferred Shares, and the holders of this Preferred Stock have certain voting and board appointment rights.

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

We Do Not Expect to Pay Cash Dividends on Common Stock in the Foreseeable Future.

We have not declared or paid cash or other dividends on our Common Stock and do not expect to pay cash dividends for the foreseeable future. Our ability to pay dividends is also restricted by the terms of our Series A Preferred Shares which mandate the payment of cumulative dividends prior to any payment of dividends on our Common Stock. We currently intend to retain all future earnings for use in the operation of our business and to fund future growth. Any future cash dividends will depend upon our results of operations, financial conditions, cash requirements, the availability of a surplus and other factors.

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

We depend on licenses from a number of third party vendors for certain technology used to develop and operate our products, and we are materially reliant upon licenses with the following third party vendors InterSystems Corporation, Oracle, Microsoft, Quovadx, the American Medical Association (AMA), the American Hospital Association (AHA) and others. Most of these licenses expire within three to five years. Such licenses can be renewed only by mutual consent and may be terminated if we breach the license terms and fail to cure the breach within a specified time period. If such licenses are terminated, we may not be able to continue using the technology on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce product shipments until equivalent technology is obtained, which could have a material adverse effect on our business, financial condition, and results of operations. At present, there is no equivalent technology for the Intersystems Corporation technology which is an integral component of our Affinity product line. Most of our third-party licenses are non-exclusive and competitors may obtain the same or similar technology. In addition, if vendors choose to discontinue support of the licensed technology, we may not be able to modify or adapt our products.

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

From 1993 to 1999, we completed 28 acquisitions, and we encountered significant challenges integrating the acquired businesses into our operations. From 2000 through 2003, we made significant progress toward that integration. However, we continue to support several different technology platforms. In February 2004, we acquired Détente Systems Pty Limited, an Australian proprietary limited company, and Détente Systems Trust, an Australian business trust, and in June 2004, we acquired Tempus Software, Inc., a Florida corporation. In the future, we plan to make investments in or acquire additional complementary businesses, products, services or technologies. These investments and acquisitions will create new integration challenges. Some of the challenges we have encountered, and may encounter with acquisitions in the future, in integrating acquired businesses have included:

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

The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of June 30, 2004 (in thousands, except average interest rates):

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and cash equivalents:
Cash	$76,187
Money Market funds	15,213	1.05%

Total cash and cash equivalents (1)	$91,400
Long-term investments:
Corporate debt securities	$440	5.36%
Debt issued by the U.S. government	831	5.17%

Total long-term investments	$1,272

(1)	Excluded from the fair value of the principal amounts of cash is $3,975 which is restricted cash that is held in escrow for rental properties, and meeting customer performance expectations.

At June 30, 2004, long-term debt consisted of a principal balance of $56 thousand for the 2005 Notes, $58.7 million for the 2008 Notes, net of unamortized discount of $7.8 million. On June 30, 2003, our long-term debt consisted of our 2005 Notes in the principal amount of $11.9 million at an interest rate of 5.25% and our 2008 Senior Secured Notes of $71.0 million with an initial interest rate of 10%. Subsequent to June 30, 2004, the Company retired all of its remaining principal balances of the 2008 and 2005 Notes. See NOTE 15 to these financial statements.

Performance of Equity Markets

The performance of equity markets can have an effect on our operations. Declines in equity markets could have an adverse effect on us related to certain variable life insurance policies in which we have an investment interest.

Foreign Currency Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. Changes in foreign exchange rates did not materially impact our results of operations. For the three and six months ended June 30, 2004, less than 1% of total revenue was denominated in currencies other than the United States dollar and less than 1% of our total direct and operating costs were incurred in currencies other than the United States dollar.

Item 4.	Controls and Procedures

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in the Company’s disclosure controls over financial reporting that occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our disclosure controls over financial reporting.

Management believes that the Company’s internal controls over financial reporting for the first half 2004 are effective. However, we note the following. In connection with performing its audit of our financial results for 2003, BDO Seidman, LLP informed us that they noted a matter involving internal control that they considered to be a material weakness. A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Reportable conditions are matters coming to the auditor’s attention that relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.

The material weakness noted by BDO concerned the fact that the Company had not implemented procedures to track movements in deferred revenue on an overall roll forward basis. As a result, it was difficult for management to continually monitor movements in the account. Analytical review was done at the end of each period but not on an overall roll forward basis.

The Company has now implemented procedures to report movements in deferred revenue on an overall roll forward basis. We are also in the process of upgrading our computer software which is expected to be completed in the second half of 2004. The Company believes that the costs associated with implementing these processes and computer software to be immaterial.

In its report, BDO also identified the following reportable conditions related to:

•	internal controls over analysis and review of customer contracts;

•	the revenue transactions cycle;

•	unbilled and deferred revenue balances; and

•	percentage of completion revenue recognition.

The Company has addressed these items by implementing the following procedures:

•	by documenting the formal review of contracts in the determination of proper revenue accounting;

•	redesigning the contracting process and review procedures;

•	upgrading computer software relating to contracts and billing; and

•	strengthening documentation standards for revenue recognition for percentage completion revenue accounting.

All of these procedures, except for the computer software upgrade noted above, were implemented in the first half of 2004.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In October 2002, a series of securities law class action complaints and a derivative suit were filed by certain of our shareholders against QuadraMed and certain of its officers and directors. As previously reported in our form 10-Q for the quarterly period ended March 31, 2004, on May 3, 2004, the final settlement agreement related to the securities class action litigation was filed with the court. On April 21, 2004, the Court approved the final settlement of the shareholder derivative case. On July 30, 2004, the Court approved the final settlement of the federal securities case.

Also as previously reported on February 28, 2003 and October 10, 2003, QuadraMed was subject to an investigation and proposed enforcement action by the staff of the Securities and Exchange Commission. On April 30, 2004, the matter was settled with a Cease and Desist Order issued by the SEC, to which QuadraMed consented, without admitting or denying the findings in the Order. No fine was assessed against QuadraMed. The Order requires QuadraMed to cease and desist from violations of the antifraud, periodic reporting and books and records provisions of the Securities Exchange Act of 1934.

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

In light of Mr. Durham’s breach of his Separation Agreement, QuadraMed has notified Mr. Durham and his counsel that it is not obligated to fund additional SERP payments on behalf of Mr. Durham and that it will not pay him the requested lump sum for his SERP benefits. In January 2004, Mr. Durham filed an amended complaint against QuadraMed in the Superior Court of the State of California, Marin County, alleging a breach of his SERP contract and a breach of good faith and fair dealing under this contract. This amended complaint seeks payment of his lump sum SERP benefits, interest, attorneys’ fees, and other relief. On January 30, 2004, this matter was moved to the United States District Court, California Northern District. We have filed an answer and a motion to dismiss Mr. Durham’s allegations of breach of good faith and fair dealing under this contract for failure to state a claim. The case is in discovery and has been assigned to mediation. QuadraMed is continuing to investigate and defend the case. QuadraMed intends to defend itself vigorously against these allegations and feels that it is in the best interests of QuadraMed and its stockholders to defend this action, due to Mr. Durham’s disparaging comments after his resignation and his breach of the Separation Agreement, as amended. The ultimate outcome of these matters cannot presently be determined.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(b)	On June 17, 2004, QuadraMed issued 4.0 million shares of Series A Cumulative Mandatory Convertible Preferred Stock (Preferred Stock), par value $0.01 per share, in a private, unregistered offering to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933. The Preferred Stock is entitled to quarterly dividends of $0.34 (5.5% per annum) and is convertible into shares of Common Stock of the Company at an initial conversion price of $3.40, equivalent to a conversion rate of 7.35 shares of Common Stock for each share of Preferred Stock.

The conversion price may decrease upon a downward fluctuation in the price per share of the Common Stock, and the Company may demand conversion on or after May 31, 2007, if the daily market price per share increases significantly. Upon conversion, the Preferred Stock holders have the right to receive, when declared by the board of directors, as a lump sum, dividends equal to the total previously unpaid dividends payable from the effective date of conversion through June 1, 2007 at a rate of $1.375 per annum, or 5.50% per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common shares or any combination thereof at the option of the Company.

The Preferred Stock holders do not have any relative, participating, optional or other voting rights and powers, other than the following, which may materially limit the rights of the holders of QuadraMed’s Common Stock:

•	If four quarterly dividend payments are in arrears, the holders of Preferred Stock, together with the holders of shares of every other series or class of Common Stock ranking on par with the Preferred Stock having like voting rights (“Voting Preferred Shares”), voting together, are entitled to elect two substitute directors to serve on the Board of Directors at any annual or special meeting of stockholders. This election of substitute directors to serve on the Board of Directors will not change the number of directors then constituting the Board of Directors, and in the event that such election of substitute directors results in the replacement of existing members of the Board of Directors, the members of the then current Board of Directors will designate which members of the Board of Directors will be replaced. The right of such holders to elect substitute directors ceases and the terms of office of all persons elected as substitute directors by such holders terminates immediately upon the payment of (i) all dividends which are in arrears on the Preferred Stock and the Voting Preferred Shares then outstanding and (ii) full dividends for the current quarterly dividend period (or, if not fully paid, declared and set apart for payment),

•	As long as any shares of Preferred Stock are outstanding, in addition to any other vote or consent of stockholders required by QuadraMed’s certificate of incorporation, the affirmative vote of the holders of a majority of the outstanding Preferred Stock and the Voting Preferred Shares, voting as a single class regardless of series, is necessary to effect or validate:

•	Any amendment, alteration or repeal of any of the provisions of QuadraMed’s certificate of incorporation or the certificate of designation for the Preferred Stock that materially adversely affects the voting powers, rights or preferences of the holders of the Preferred Stock or the Voting Preferred Shares; or

•	The authorization or creation of, or the increase in the authorized amount of, any shares of any class or series or any security convertible into shares of any class or series ranking prior to or on a parity with the Preferred Stock in the distribution of assets on any liquidation, dissolution or winding up of QuadraMed or in the payment of dividends.

•	So long as at least 600,000 shares of the Preferred Stock remain outstanding, the affirmative vote of at least 66-2/3% of the votes entitled to be cast by the holders of the Preferred Stock, at the time outstanding, voting as a single class, will be required for QuadraMed to incur any long term, senior indebtedness in an aggregate principal amount exceeding $8,000,000, excluding any extensions, modifications, or refinancings of any indebtedness which QuadraMed had outstanding as of the issue date of the Preferred Stock.

(c)	On June 17, 2004, QuadraMed issued 4.0 million shares of Series A Cumulative Mandatory Convertible Preferred Stock (Preferred Stock) in a private, unregistered offering. The aggregate offering price for the Preferred Stock was $100 million, with aggregate commissions of $3.5 million paid in connection with the offering. The Company used the $95.3 million in net proceeds of the offering to repurchase all of its 10% Senior Secured Notes due 2008 and all of its 5.25% Convertible Subordinated Notes due 2005, together will accrued interest, related redemption premiums and transaction costs. The remainder of the proceeds will be used for general corporate purposes.

The Preferred Stock is convertible into shares of Common Stock at an initial conversion price of $3.40 per share, which is equivalent to a conversion rate of 7.35 shares of Common Stock for each share of Preferred Stock. The conversion price decreases to $3.10 in the event that the volume weighted average of the daily market price of Common Stock per share during a period of 30 consecutive trading days equals $2.75 or less during the one year period beginning on the first anniversary of the issue date. The Company has the right to demand conversion on or after May 31, 2007, in the event the volume weighted average of the daily market price per share of Common Stock during a period of 20 consecutive trading days equals or exceeds $5.10.

The offer and sale of the Preferred Stock were made pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering, and regulations promulgated thereunder. Based on the representations and warranties of the purchasers of the Preferred Stock, the Company reasonably believes that such purchasers were “qualified institutional buyers” within the meaning of Rule 144A under the Securities Act of 1933.

On June 30, 2004, QuadraMed issued 2,558,824 shares of its Common Stock to the shareholders of Tempus Software, Inc. in connection with QuadraMed’s acquisition of all of the issued and outstanding capital stock of Tempus; 255,882 of these shares were placed in escrow for fifteen (15) months to be used to fund any adjustment to the merger consideration based upon an audit of the closing balance sheet of Tempus and to help satisfy any indemnification obligations of the former Tempus shareholders under the transaction agreements. The offer and sale of these shares of Common Stock were made pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering, and regulations promulgated thereunder.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	At 9:00 A.M. on May 6, 2004, QuadraMed held its Annual Meeting of Stockholders (Annual Meeting) at its headquarters, located at 12110 Sunset Hills Road, Suite 600, Reston, VA 20190.

(c)	The issued and outstanding shares of stock of the Company entitled to vote at the Annual Meeting consisted of 27,852,248 shares of Common Stock. The stockholders of the Company voted on four matters at the Annual Meeting:

(1)	Election of directors;

NOMINEE	FOR	WITHHELD
Lawrence P. English	26,153,387	400,138
F. Scott Gross	26,210,660	342,865
William K. Jurika	26,209,110	344,415
Robert L. Pevenstein	26,187,510	366,015
Michael J. King	26,180,954	372,587
Cornelius T. Ryan	26,190,806	362,719
Joseph L. Feshbach	26,205,636	347,889
Robert W. Miller	26,191,630	361,895

(2)	A proposal to approve and ratify the Company’s 2004 Stock Compensation Plan;

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
8,911,316	1,240,439	26,872	16,374,898

(3)	A proposal to approve and ratify an amendment to the 2002 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance under the Plan from 333,450 to 453,450; and

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
9,734,373	418,640	25,614	16,374,898

(4)	A proposal to approve BDO Seidman, LLP as the Company’s independent accountants for the fiscal year ending December 31, 2004.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
26,250,959	290,242	12,324	0

(e)	Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchase Under the Plans or Programs
4/1/2004 – 4/30/2004	—	—	—	—
5/1/2004 – 5/31/2004	—	—	—	—
6/1/2004 – 5/31/2004	357,141	n/a	357,141	1,684

Total	357,141		357,141	1,684

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Agreement and Plan of Merger, dated as of June 30, 2004, by and among QuadraMed Corporation, Sawgrass, LLC, Tempus Software, Inc. and each of the shareholders of Tempus Software, Inc. (Exhibit 2.1 to our Current Report on Form 8-K as filed with the SEC on July 15, 2004)

3.1	Certificate of Designation, Powers, Preferences and Rights of the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 3.1 to our Current Report on Form 8-K as filed with the SEC on June 17, 2004)

4.1	Registration Rights Agreement dated as of June 15, 2004, by and between QuadraMed and the investors identified on the signature pages thereto. (Exhibit 4.1 to our Current Report on Form 8-K as filed with the SEC on June 17, 2004)

4.2	Registration Rights Agreement, dated as of June 30, 2004, by and among QuadraMed Corporation and the shareholders identified on the signature page thereto. (Exhibit 4.1 to our Current Report on Form 8-K as filed with the SEC on July 15, 2004)

10.1	Escrow Agreement dated as of June 30, 2004 by and among QuadraMed Corporation, the Representative of the Shareholders of Tempus Software, Inc. and The Bank of New York as escrow agent. (Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on July 15, 2004)

31.1*	Certification of the Chairman of the Board and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chairman of the Board and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewithin

(b)	Reports on Form 8-K

On May 11, 2004, the Company filed a Form 8-K for Item 12, announcing that an investor call was held regarding earnings and other financial results for its fiscal quarter ended March 31, 2004.

On May 14, 2004, the Company filed a Form 8-K for Item 5, announcing that Messrs. English, Wilstead and Souleles adopted 10b5-1 trading plans.

On June 9, 2004, the Company filed a Form 8-K for Item 5, announcing that Messrs. English, Wilstead and Souleles advised QuadraMed that they terminated their 10b5-1 plans effective June 4, 2004 without making any trades under the plans.

On June 10, 2004, the Company filed a Form 8-K for Item 5, announcing Messrs. English and Wilstead held an all company conference call with employees on Tuesday, June 8, 2004. The Company also reported its plans to offer, subject to market and other conditions, up to $94 million of convertible preferred stock in a private, unregistered offering to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933.

On June 17, 2004, the Company filed a Form 8-K for Item 5, announcing that it completed the issuance of $100 million of convertible preferred stock in a private, unregistered offering to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933. QuadraMed Corporation also announced that it commenced a cash tender offer to purchase any and all of its outstanding 10% Senior Secured Notes due 2008 (the “2008 Notes”) pursuant to an Offer to Purchase dated June 17, 2004 (the “Offer to Purchase”).

On June 30, 2004, the Company filed a Form 8-K for Item 5, reporting that that it acquired all of the capital stock of Jacksonville, Florida-based Tempus Software™, Inc., an enterprise scheduling and patient access provider.

On July 15, 2004, the Company filed a Form 8-K for Item 2, reporting acquisition of Tempus’ assets, noting the acquisition structure, consideration and other information required by Item 2 of Form 8-K.

On July 20, 2004, the Company filed a Form 8-K for Item 5, announcing the completion of its cash tender offer to purchase any and all of its outstanding 10% Senior Secured Notes due 2008 (the “2008 Notes”).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUADRAMED CORPORATION

Date:	August 4, 2004	By:	/s/ Lawrence P. English
Lawrence P. English Chairman of the Board Chief Executive Officer

Date:	August 4, 2004	By:	/s/ John Wright
John Wright Chief Financial Officer