Form 10-Q
period 2004-09-30
QUADRAMED CORP
filed 2004-11-08
CIK 1018833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 Par Value Per Share

Securities registered pursuant to Section 12(g) of the Act: NONE

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

As of October 29, 2004, there were 40,098,200 shares of the Registrant’s common stock outstanding, par value -$0.01.

QUADRAMED CORPORATION

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except percentages and per share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets

Cash and cash equivalents	$26,032	$36,944
Accounts receivable, net	25,040	30,872
Unbilled and other receivables	6,590	6,218
Prepaid expenses and other current assets	10,588	11,268

Total current assets	68,250	85,302

Restricted cash	3,963	5,523
Property and equipment, net	7,227	5,643
Goodwill	32,436	18,445
Capitalized software development costs, net	1,747	3,219
Other intangible assets, net	9,112	6,992
Other long-term assets	7,019	8,031

Total assets	$129,754	$133,155

Current liabilities

Accounts payable and accrued expenses	$4,089	$2,914
Accrued payroll and related	8,418	11,100
Accrued interest	—	1,912
Accrued dividends payable	15,772	—
Other accrued liabilities	7,770	7,866
Deferred revenue	45,472	48,502

Total current liabilities	81,521	72,294

10% Senior Secured Notes due 2008, net	—	61,233
5.25% Convertible Subordinated Notes due 2005	—	11,931
Other long-term liabilities	4,833	4,580

Total liabilities	86,354	150,038

Stockholders’ equity (deficit)
Preferred stock, $0.01 par, 5,000 shares authorized, 4,000 and 0 shares issued and outstanding, respectively	81,931	—
Common stock, $0.01 par, 150,000 shares authorized; 40,007 and 28,871 shares issued, respectively	400	290
Treasury stock at cost, 0 and 200 shares, respectively	—	(822)
Additional paid-in-capital	301,198	292,716
Deferred compensation and accumulated other comprehensive loss	(2,088)	(2,884)
Accumulated deficit	(338,041)	(306,183)

Total stockholders’ equity (deficit)	43,400	(16,883)

Total liabilities and stockholders’ equity (deficit)	$129,754	$133,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue
Services	$4,219	$4,603	$13,494	$14,065
Maintenance	11,342	9,170	31,572	26,935
Installation and other	4,772	4,657	14,414	13,213

Services and other revenue	20,333	18,430	59,480	54,213

Licenses	9,562	10,362	33,236	30,079

Hardware	2,175	910	7,723	4,081

Total revenues	32,070	29,703	100,439	88,373

Cost of revenue
Cost of services and other revenue	9,548	9,802	28,704	31,189
Cost of licenses revenue	2,553	1,754	9,109	5,363
Cost of hardware revenue	1,829	492	5,435	2,930

Total cost of revenue	13,930	12,048	43,248	39,482

Gross margin	18,140	17,654	57,191	48,891

Operating expenses
General and administration	8,125	7,200	25,653	28,011
Software development	7,137	6,027	21,082	17,371
Sales and marketing	5,970	5,715	17,825	15,617
Amortization of intangible assets and depreciation	1,304	1,475	3,713	4,503

Total operating expenses	22,536	20,417	68,273	65,502

Loss from operations	(4,396)	(2,763)	(11,082)	(16,611)

Other income (expense)
Interest expense	(292)	(2,662)	(5,195)	(6,766)
Interest income	107	152	351	438
Other income (expense), net	17	42	134	756
Loss on retirement of debt	(11,726)	—	(14,871)	—
Provision (benefit) for income taxes	1	10	(161)	10

Other income (expense)	(11,895)	(2,458)	(19,420)	(5,562)

Net loss	$(16,291)	$(5,241)	$(30,502)	$(22,193)

Preferred stock accretion	(1,348)	—	(1,348)	—

Net loss attributable to common shareholders	(17,639)	$(5,241)	(31,850)	$(22,193)

Loss per share
Basic and diluted	$(0.44)	$(0.19)	$(0.92)	$(0.82)

Weighted average shares outstanding
Basic and diluted	39,779	27,171	34,621	27,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	(Share #) Preferred Stock	Preferred Stock	(Share #) Common and Treasury Stock	Common and Treasury Stock	Additional Paid-in Capital	Deferred Comp and Accumulated Other Comprehensive Income (Loss)	Accumulated (Loss)	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2003	—	$—	28,871	$(532)	$292,716	$(2,884)	$(306,183)	$(16,883)

Issuance of preferred stock	4,000	80,583	—	—	—	—	—	80,583

Issuance of common stock	—	—	758	7	1,677	—	—	1,684

Issuance of treasury stock upon exercise of options	—	—	(200)	819	(819)	—	—	—

Issuance of common stock upon exercise of warrants	—	—	8,019	80	—	—	—	80

Issuance of common stock for acquisition	—	—	2,559	26	7,624	—	—	7,650

Accretion of preferred stock	—	1,348	—	—	—	—	(1,348)	—

Amortization of deferred compensation	—	—	—	—	—	796	—	796

Other	—	—	—	—	—	—	(8)	(8)

Net loss	—	—	—	—	—	—	(30,502)	(30,502)

Balance, September 30, 2004	4,000	$81,931	40,007	$400	$301,198	$(2,088)	$(338,041)	$43,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities
Net loss attributable to common shareholders	$(31,850)	$(22,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,044	8,701
Provision for bad debts and other	3,015	638
Loss on retirement of debt	14,871	—

Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	4,728	(1,624)
Prepaid expenses and other	957	(4,041)
Accounts payable and accrued liabilities	(3,687)	7,559
Deferred revenue	(5,796)	9,649

Cash used in operating activities	(9,718)	(1,311)
Cash flows from investing activities
Proceeds from sale of assets and available-for-sale securities	114	4,226
Decrease in restricted cash	1,560	314
Acquisition of Détente	(4,074)	—
Acquisition of Tempus	(5,148)	—
Capital expenditures	(3,469)	(2,491)

Cash provided by (used in) investing activities	(11,017)	2,049
Cash flows from financing activities
Proceeds from issuance of common and treasury stock	1,763	238
Proceeds from issuance of preferred stock, net of issuance cost	96,120	—
Issuances (repayments) of Notes, net	(88,090)	8,561
Foreign currency translation effect on cash and cash equivalents	30	—

Cash provided by financing activities	9,823	8,799

Net increase (decrease) in cash and cash equivalents	(10,912)	9,537
Cash and cash equivalents, beginning of period	36,944	23,663

Cash and cash equivalents, end of period	$26,032	$33,200

Supplemental disclosure of cash flow information
Cash paid for interest	$4,249	$1,854
Net cash refunded for taxes	(161)	(1)

Issuance of common stock upon acquisition of Tempus	$7,650	$—

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the condensed consolidated financial statements for the periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the entire year ending December 31, 2004.

Principles of Consolidation

These condensed consolidated financial statements include our accounts and all our significant business divisions and subsidiaries. Since February 2004, results of operations of Détente Systems Pty Limited (“Détente”) have been included in the Company’s condensed consolidated statements of operations and the results of operations of Tempus Software, Inc. (“Tempus”) have been included in the Company’s consolidated statements of operations since July 2004. Please see NOTE 4 for information related to the acquisitions of Détente and Tempus. All significant intercompany accounts and transactions between the Company and our subsidiaries have been eliminated in the consolidated financial statements.

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

Hardware revenue is generated primarily from transactions in which customers purchased bundled solutions that included the Company’s software and third-party hardware. If the bundled solution includes services that provide significant modification, installation or customization, contract accounting is applied in accordance with SOP 81-1, whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. Otherwise, hardware revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable.

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

Developed technology costs are amortized on a straight-line basis over a period of three years. The majority of other intangible assets are amortized on a straight-line basis over a period of five to ten years. These assets are reviewed annually for impairment and written down to net realizable value, if necessary, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. QuadraMed adopted the provisions of SFAS No. 128 effective beginning with the third quarter of fiscal 2004, and such adoption did not have a significant impact on QuadraMed’s financial position and results of operations.

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

The results of operations of Tempus have been included in the Company’s consolidated statement of operations effective July 2004. The preliminary purchase price consisted of $5.3 million in cash and approximately 2.6 million shares of QuadraMed common stock, as well as approximately $200,000 of transaction and direct acquisition costs. On the closing date of the acquisition, $600,000 in cash and approximately 260,000 shares were deposited into an escrow account.

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

Developed technology is being amortized on a straight-line basis over three years. Amortization of developed technology for the period from acquisition to September 30, 2004 was $208,000.

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

The results of operations of Detente have been included in the Company’s consolidated statements of operations effective February 2004. The preliminary purchase price was approximately $4.1 million in cash, which included approximately $200,000 of transaction and direct acquisition costs. Approximately $2.7 million was paid on the closing date of the acquisition, and the balance was deposited into an escrow account to be payable upon the satisfactory performance of certain technology and performance goals relating to the acquired Détente technology. Of the $1.4 million escrowed at closing, $800,000 was paid to the former Détente shareholders on August 30, 2004, upon the successful completion of the first technology performance goal.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets:
Current assets	$760
Property and equipment	157
Developed technology	1,000
Goodwill	3,696

5,613
Liabilities:
Current liabilities	1,184

Purchase price	4,429

Cash and cash equivalents acquired	(355)

Net purchase price	$4,074

Developed technology is being amortized on a straight-line basis over three years. Amortization of developed technology for the period from acquisition to September 30, 2004 was $222,000.

Detente’s total revenue for the fiscal year ended September 30, 2003 was approximately $3.2 million. The Company has determined that the acquisition of Detente is not material and that pro forma disclosure of its financial statements is not required under SFAS No. 141.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets for the nine month period ended September 30, 2004 were as follows (in thousands):

	As of December 31, 2003	Q1 Activity	Q2 Activity	Q3 Activity	As of September 30, 2004
Cost
Goodwill	$30,358	$3,696	$10,199	$96	$44,349
Capitalized software	13,446	—	—	—	13,446
Other intangible assets	22,591	1,000	3,269	—	26,860

	66,395	4,696	13,468	96	84,655
Accumulated amortization
Goodwill	$(11,913)	$—	$—	$—	$(11,913)
Capitalized software	(10,227)	(552)	(539)	(381)	(11,699)
Other intangible assets	(15,599)	(616)	(613)	(920)	(17,748)

	(37,739)	(1,168)	(1,152)	(1,301)	(41,360)
Net book value
Goodwill	$18,445	$3,696	$10,199	$96	$32,436
Capitalized software	3,219	(552)	(539)	(381)	1,747
Other intangible assets	6,992	384	2,656	(920)	9,112

	$28,656	$3,528	$12,316	$(1,205)	$43,295

Amortization of acquired software, included in other intangible assets, was $174,000, $543,000, and $174,000, $567,000 for the three and nine months ended September 30, 2004 and 2003, respectively, and is included in cost of license revenue. There were no impairment charges recorded during the three and nine months ended September 30, 2004 and 2003.

NOTE 6. PREFERRED STOCK

On June 17, 2004, QuadraMed issued 4.0 million shares of Series A Cumulative Mandatory Convertible Preferred Stock (the “Series A Preferred Stock”) in a private, unregistered offering to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933. The Series A Preferred Stock was sold for $25 per share, and QuadraMed used the $96.1 million of net proceeds of the offering to repurchase all of its 10% Senior Secured Notes due 2008 and its 5.25% Convertible Subordinated Notes due 2005, together with accrued interest and related redemption premiums; the remainder is to be used for general corporate purposes. See NOTE 7 for additional information on retirement of Notes.

The Series A Preferred Stock holders do not have any relative, participating, optional or other voting rights and powers, except that (i) if four quarterly dividend payments are in arrears, such holders are entitled to elect two substitute directors to the Board of Directors at any annual or special meeting, and (ii) in certain circumstances, such holders are entitled to vote on the authorization or creation of securities ranking on par with or above the Series A Preferred Stock, certain amendments to the certificate of incorporation or the certificate of designation for the Series A Preferred Stock, and the incurrence of new senior indebtedness in an aggregate principal amount exceeding $8 million. Prior to the authorization or creation of, or increase in the authorized amount of, any shares of any class or series (or any security convertible into shares of any class or series) ranking senior to or on par with the Series A Preferred Stock in the distribution of assets upon any liquidation, dissolution or winding up of QuadraMed or in the payment of dividends, QuadraMed must have the affirmative vote of a majority of any outstanding shares of the Series A Preferred Stock (along with any shares of every other series or class of common stock ranking on par with the Series A Preferred Stock having like voting rights).

The Series A Preferred Stock is entitled to quarterly dividends of $0.34 (5.5% per annum) and is convertible into shares of common stock of the Company at an initial conversion price of $3.40, equivalent to a conversion rate of 7.35 shares of common stock for each share of preferred stock. The conversion price decreases to $3.10 in the event that the volume weighted average of the daily market price per share during a period of 30 consecutive trading days equals $2.75 or less during the one year period beginning on the first anniversary of the issue date. The Company has the right to demand conversion on or after May 31, 2007, in the event the volume weighted average of the daily market price per share during a period of 20 consecutive trading days equals or exceeds $5.10.

Upon the conversion of shares of the Series A Preferred Stock to shares of common stock on or before May 31, 2007, the Series A Preferred Stock holders have an option to convert and receive, when declared by the board of directors, dividends equal to the total previously unpaid dividends payable from the effective date of conversion through June 1, 2007 at a rate of $1.375 per annum, or 5.5% per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common shares or any combination thereof at the option of the Company.

As a result of the aforementioned feature, the Company recorded dividends payable of $15.5 million, which represents the present value of the three-year dividends. The present value adjustment of $1.4 million is being amortized over three years as interest expense using the effective interest rate method. For three months ended September 30, 2004, approximately $235,000 was recorded as interest expense. The carrying value of the preferred stock was also reduced by $15.5 million, which represents the imputed discount on the Preferred Stock and which is being accreted over three years using effective interest rate method. For three months ended September 30, 2004, approximately $1.3 million was accreted and charged to accumulated deficit. If any preferred shares are converted prior to the end of the three-year period, the related accretion will be accelerated. The Company determined that there was no beneficial conversion feature attributable to the Preferred Stock.

The following table summarizes the preferred stock activities (in thousands):

Total issued	$100,000
Less: Issuance cost	(3,880)
Less: Unaccreted discount	(14,189)

Carrying value of Preferred Stock at September 30, 2004	$81,931

NOTE 7. LONG-TERM DEBT

In June 2004, the Company commenced, with net proceeds from the Series A Preferred Stock offering, a cash tender offer to purchase any and all of its outstanding Senior Secured Notes due 2008 (the “2008 Notes”) and its 5.25% Convertible Subordinated 2005 Notes (the “2005 Notes”). In the quarter ended June 30, 2004, a principal balance of $15.1 million of the 2008 Notes was retired with a premium of $754,000 (5%) and a principal balance of $11.9 million of the 2005 Notes was retired with a premium of $89,000 (0.75%). As a result, the Company wrote off prorated portions of debt offering costs, the discount on the 2008 Notes and recorded a $3.1 million loss on the retirement of Notes. In the quarter ended September 30, 2004, the Company retired all of its remaining $58.8 million of the 2008 Notes and $56,000 of the 2005 Notes. Total cash payment in July was $63.2 million, which includes additional interest expense of $54,000. Total loss recorded on the retirement of debt during the third quarter was approximately $11.7 million, which includes redemption premiums of $2.9 million and write-offs of remaining balances of debt offering costs of $577,000, discount to the 2008 Notes of $7.9 million and effective interest rate adjustment of $339,000. The following table sets forth a summary of the 2008 and 2005 Notes as of September 30, 2004 (in thousands):

	As of December 31, 2003	Q1 Activity	Q2 Activity	Q3 Activity	As of September 30, 2004
10% Senior Secured Notes due 2008	$72,294	$—	$(13,635)	$(58,659)	$—

Unamortized discounts	(11,061)	457	2,728	7,876	—

	61,233	457	(10,907)	(50,783)	—

5.25% Convertible Subordinated Notes due 2005	$11,931	$—	$(11,875)	$(56)	$—

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

During the three and nine months ended September 30, 2004, zero and 50,000 shares of fully-vested common stock were issued as restricted stock. During the three and nine months ended September 30, 2003, 100,000 and 175,000 shares of restricted stock were issued. Compensation expense associated with the grants of restricted stock of $226,000, $799,000 and $117,000, $311,000 was recognized during the three and nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, 1,144,500 restricted shares remained subject to vesting.

NOTE 9. INCOME TAXES

The Company received income tax refunds during the nine months ended September 30, 2004 and recorded the net amount as benefit for income taxes in the condensed consolidated statement of operations.

NOTE 10. NET LOSS PER SHARE AND COMPREHENSIVE LOSS

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing income/loss by the sum of the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method); convertible subordinated debentures (using the as-converted method); and convertible preferred stock. Common equivalent shares are excluded from the diluted computation if their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Net loss attributable to common shareholders	$(17,639)	$(5,241)	$(31,850)	$(22,193)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	39,779	27,171	34,621	27,094

Basic and diluted net loss per common share	$(0.44)	$(0.19)	$(0.92)	$(0.82)

As QuadraMed recorded net losses for each of the three and nine month periods ended September 30, 2004 and 2003, no common equivalent shares were included in diluted net loss per share calculation because they were anti-dilutive. If QuadraMed had reported net income, the calculation of diluted earnings per share would have included the following common stock equivalent shares from the indicated equity instruments (in thousands):

	September 30,
	2004	2003
Equity instruments:
Convertible preferred stock	29,412	—
Warrants	3,273	11,236
Stock options	1,775	596
5.25% Convertible debentures (2005 Notes)	—	331

Total common stock equivalent shares	34,460	12,163

The components of QuadraMed’s comprehensive loss include the unrealized gain (loss) on available-for-sale securities and foreign currency translation adjustment. The following table sets forth the computation of comprehensive loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss attributable to common shareholders	$(17,639)	$(5,241)	$(31,850)	$(22,193)
Unrealized gain (loss)	20	21	(39)	(39)
Foreign currency translation adjustment	29	—	30	—

Comprehensive loss	$(17,591)	$(5,220)	$(31,841)	$(22,232)

NOTE 11. COMMON STOCK, OPTIONS AND WARRANTS

The following table sets forth the activities of the Company’s common stock, stock options and warrants during the year (in thousands):

	December 31, 2003	Q1 Activity	Q2 Activity	Q3 Activity	September 30, 2004
Shares issued:	28,671				28,671
Options exercised		328	165	79	572
Warrants exercised		1,911	5,910	199	8,020
ESPP shares issued		62	—	73	135
Restricted shares issued		50	—	—	50
Shares issued in acquisitions		—	2,559	—	2,559

					40,007

Options outstanding:	11,163				11,163
Options granted		383	205	10	598
Options exercised		(328)	(165)	(79)	(572)
Options cancelled		(325)	(207)	(62)	(594)

					10,602

Warrants outstanding:	11,304				11,304
Warrants exercised		(1,911)	(5,910)	(199)	(8,020)

					3,284

NOTE 12. STOCK-BASED COMPENSATION

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss attributable to common shareholders, as reported	$(17,639)	$(5,241)	$(31,850)	$(22,193)
Add: Stock-based employee compensation expense included in reported net loss	$226	117	1,236	386
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,405)	(958)	(6,465)	(3,437)

Pro forma net loss	$(18,818)	$(6,082)	$(37,079)	$(25,244)

Basic and diluted net loss per common share, as reported	$(0.44)	$(0.19)	$(0.92)	$(0.82)
Basic and diluted net loss per common share, pro forma	$(0.48)	$(0.22)	$(1.07)	$(0.93)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Expected dividend yield	—	—	—	—
Expected stock price volatility	117.24%	138.91%	119.40%	140.63%
Risk-free interest rate	3.51%	2.74%	3.41%	2.74%
Expected life of options	4.24 years	5.00 years	4.28 years	5.00 years

NOTE 13. SEGMENT REPORTING

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

Summary financial data by business segment as reported to the CODM is presented below for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three months ended September 30,
	2004			2003
Description	Software	Financial Services	Consolidated Total	Software	Financial Services	Consolidated Total
Total revenues	$30,775	$1,295	$32,070	$27,451	$2,252	$29,703

Gross margin	$18,142	$(2)	$18,140	$16,997	$657	$17,654

Interest expense, net	$(283)	$(9)	$(292)	$(2,199)	$(463)	$(2,662)

Segment assets	$127,534	$2,220	$129,754	$129,018	$4,137	$133,155

Total depreciation and amortization (1)	$2,199	$199	$2,398	$2,423	$255	$2,678

(1)	Total depreciation and amortization is comprised of capitalized and acquired software amortization reflected in gross margin; equipment depreciation, amortization of deferred compensation and amortization of other intangibles included in operating expenses; and amortization of debt-offering costs and discounts that are reflected in interest expense.

	Nine months ended September 30,
	2004			2003
Description	Software	Financial Services	Consolidated Total	Software	Financial Services	Consolidated Total
Total revenues	$95,891	$4,548	$100,439	$80,956	$7,417	$88,373

Gross margin	$57,195	$(4)	$57,191	$47,346	$1,545	$48,891

Interest expense, net	$(4,636)	$(559)	$(5,195)	$(5,575)	$(1,191)	$(6,766)

Segment assets	$127,534	$2,220	$129,754	$129,018	$4,137	$133,155

Total depreciation and amortization (1)	$7,462	$582	$8,044	$7,941	$760	$8,701

(1)	Total depreciation and amortization is comprised of capitalized and acquired software amortization reflected in gross margin; equipment depreciation, amortization of deferred compensation and amortization of other intangibles included in operating expenses; and amortization of debt-offering costs and discounts that are reflected in interest expense.

NOTE 14. MAJOR CUSTOMERS

In the three and nine months ended September 30, 2004, one single customer, Micron Government Computer Systems (“Micron”), accounted for 11% and 10% of total revenues respectively. Another customer, The County of Los Angeles (“LACO”), accounted for 12% of total revenues in the nine months ended September 30, 2004. No single customer accounted for more than 10% of total revenues in the three and nine months ended September 30, 2003.

NOTE 15. LITIGATION AND OTHER MATTERS

In October 2002, a series of securities law class action complaints and a derivative suit were filed by certain of our shareholders against us and certain of our officers and directors. On April 21, 2004, the Court approved the final settlement of the shareholders derivative case. On July 30, 2004, the Court approved the final settlement of the federal securities class action litigation.

In June 2000, QuadraMed entered into a Separation Agreement with James Durham upon his resignation as the Company’s Chief Executive Officer. This agreement was amended in July 2001 when Mr. Durham resigned from our Board of Directors. Pursuant to the agreement, as amended, Mr. Durham received approximately $3.2 million as of the dates of the agreements, a $250,000 per year salary through January 1, 2001, a $2,000 per month salary until December 31, 2003, the vesting of approximately 100,000 unvested options, the vesting of interest in our Supplemental Employee Retirement Plan (the “SERP”), and payments of approximately $500,000 per year by us into his account in the SERP Trust, all subject to the terms and conditions of the agreement, as amended. Among other terms, the Separation Agreement contained a provision for non-disparagement, requiring Mr. Durham to refrain from directly or indirectly disparaging QuadraMed or our stockholders, directors, officers, employees, or agents for the term in which Mr. Durham was receiving payments under the Separation Agreement and for a period of one year thereafter. In a November 2002 article published in the Marin Independent Journal for which he was interviewed, Mr. Durham made repeated disparaging remarks about QuadraMed and our management. The Company notified him that his published remarks were in breach of his Separation Agreement. Subsequent to the publication of this article, Mr. Durham requested a lump sum election for his SERP benefits. The amount of payment called for in the SERP is described in NOTE 14 “Employee Benefit Plans – Supplemental Executive Retirement Plan” to our audited consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for 2003.

In light of Mr. Durham’s breach of his Separation Agreement, QuadraMed has notified Mr. Durham and his counsel that we are not obligated to fund additional SERP payments on behalf of Mr. Durham and that we will not pay him the requested lump sum for his SERP benefits. In January 2004, Mr. Durham filed an amended complaint against QuadraMed in the Superior Court of the State of California, Marin County, alleging a breach of his SERP contract and a breach of good faith and fair dealing under this contract. This amended complaint seeks payment of his lump sum SERP benefits, interest, attorneys’ fees, and other relief. On January 30, 2004, this matter was moved to the United States District Court, Northern District of California. QuadraMed has filed an answer and a counterclaim seeking a declaration that QuadraMed is not obligated to pay Mr. Durham’s SERP benefits as a result of Mr. Durham’s breach of his Separation Agreement. The case is in discovery and a jury trial has been scheduled for May 23, 2005. The parties participated in court-ordered mediation in early October 2004, which did not result in a settlement. Mr. Durham has now filed a motion for partial summary judgment on the issue of liability as to his claim for SERP benefits and for complete summary judgment as to QuadraMed’s counterclaim. QuadraMed has filed an opposition to that motion. A hearing on the summary judgment motion is scheduled for November 19, 2004. QuadraMed intends to defend itself vigorously against these allegations and feels that it is in the best interests of QuadraMed and our stockholders to defend this action, due to Mr. Durham’s disparaging comments after his resignation and his breach of the Separation Agreement, as amended, unless the action can be resolved through an acceptable compromise settlement. The ultimate outcome of these matters cannot presently be determined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement on Risks Associated With Forward-Looking Statements

You should read the following discussion in conjunction with our Condensed Consolidated Financial Statements and related footnotes. This Report contains forward-looking statements as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. The words “believe”, “expect”, “target”, “goal”, “project”, “anticipate”, “predict”, “intend”, “plan”, “estimate”, “may”, “will”, “should”, “could”, and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance, anticipated trends and growth in businesses, or other characterizations of future events or circumstances and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Report, and in other documents we file with the SEC from time to time.

Results of Operations (unaudited)

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification (in thousands, except percentages).

	Three months ended September 30,
	2004		2003
Revenue
Services	$4,219	13%	$4,603	15%
Maintenance	11,342	36	9,170	31
Installation and other	4,772	15	4,657	16

Services and other	20,333	64	18,430	62

Licenses	9,562	30	10,362	35

Hardware	2,175	6	910	3

Total revenue	32,070	100	29,703	100

Cost of revenue
Cost of services and other	9,548	47	9,802	53
Cost of licenses	2,553	27	1,754	17
Cost of hardware	1,829	84	492	54

Total cost of revenue	13,930	44	12,048	41

Gross margin	18,140	57	17,654	59

Operating expenses
General and administration	8,037	25	7,200	24
Software development	7,137	22	6,027	20
Sales and marketing	5,970	19	5,715	19
Amortization of intangible assets and depreciation	1,304	4	1,475	5
Unusual charges	88	—	—	—

Total operating expenses	$22,536	70%	$20,417	68%

	Nine months ended September 30,
	2004		2003
Revenue
Services	$13,494	13%	$14,065	16%
Maintenance	31,572	32	26,935	30
Installation and other	14,414	14	13,213	15

Services and other	59,480	59	54,213	61

Licenses	33,236	33	30,079	34

Hardware	7,723	8	4,081	5

Total revenue	100,439	100	88,373	100

Cost of revenue
Cost of services and other	28,704	49	31,189	58
Cost of licenses	9,109	28	5,363	18
Cost of hardware	5,435	70	2,930	72

Total cost of revenue	43,248	43	39,482	44

Gross margin	57,191	57	48,891	56

Operating expenses
General and administration	23,639	24	20,550	23
Software development	21,082	21	17,371	20
Sales and marketing	17,825	18	15,617	18
Amortization of intangible assets and depreciation	3,713	4	4,503	5
Unusual charges	2,014	2	7,461	8

Total operating expenses	$68,273	68%	$65,502	74%

Revenue

Total revenue. Total revenues for the three months ended September 30, 2004 were $32.1 million, an increase of $2.4 million or 8% from $29.7 million for the three months ended September 30, 2003. Enterprise and Health Information Management (HIM) product solutions contributed $30.7 million, an increase of $3.3 million or 12% from the same period last year. Financial Services contributed approximately $1.3 million, a decrease of $1.0 million or 44% from the same period last year. The discontinuation of the Education service line in the second quarter of 2004 and the reduction in signed contracts contributed to the decrease in Financial Services revenues for the three months ended September 30, 2004 compared to the same quarter last year.

Total revenues for the nine months ended September 30, 2004 were $100.4 million, an increase of $12.0 million or 13% from $88.4 million for the nine months ended September 30, 2003. Enterprise and HIM product solutions contributed $95.9 million, an increase of $15.0 million or 19% from the same period in the prior year. Financial Services contributed approximately $4.5 million, a decrease of $2.9 million or 39% from the same period in the prior year. The decrease in Financial Services Division is attributable to the aforementioned factors.

Services and other. Services and other revenue consists of professional services, such as implementation and installation services; training; maintenance, which consists of technical support and product upgrades; reimbursable expenses and other services revenue. Professional services are typically provided over a period of three to six months for the HIM product solutions and two years or more for the Enterprise product solutions. These services are provided subsequent to the signing of a software license agreement and depend almost exclusively on our software license revenues. Financial Services’ revenue is recognized as services are performed. Our maintenance revenues depend on both licenses of our software products and renewals of maintenance agreements by our existing customer base and are recognized ratably over the term of the agreement.

Services revenue of $4.2 million, or 13% of total revenues, in the three months ended September 30, 2004 decreased $400,000 compared to $4.6 million, or 15% of total revenues, in the same period of the prior year. The decrease is due primarily to a reduction of $900,000 in revenues for the Financial Services Division to $1.3 million primarily as a result of a reduction in signed contracts and elimination of the education service line. This was partially offset by an increase in Enterprise and HIM product solutions of $500,000 during the period to $3.4 million: this growth is attributable to a growth in supplemental services provided to our existing customers.

Services revenue of $13.5 million, or 13% of total revenues, in the nine months ended September 30, 2004 decreased $600,000 compared to $14.1 million, or 16% of total revenues, in the same period of the prior year. The decrease is due primarily to a reduction of $2.9 million in revenues for the Financial Services Division to $4.5 million primarily as a result of a reduction in signed contracts and elimination of the education service line. This was partially offset by an increase in Enterprise and HIM product solutions of $2.3 million during the period to $8.9 million: this growth is attributable to an increase in supplemental services provided to our existing customers.

Maintenance revenue was $11.3 million in the three months ended September 30, 2004 compared to $9.2 million in the three months ended September 30, 2003, representing an increase of $2.1 million or 23%. During the nine months ended September 30, 2004 maintenance revenue was $31.6 million compared to $26.9 million in the nine months ended September 30, 2003, representing an increase of $4.7 million or 17%. Maintenance revenue, as a percentage of total revenue, was 35%, 32% and 31%, 30% in the three and nine months ended September 30, 2004 and 2003, respectively. The increase in maintenance revenue is primarily due to increased customer base for Enterprise and HIM products as well as acquired customer base from Détente and Tempus. Maintenance revenue is recognized ratably over the contract term.

Installation and other services revenue increased $100,000 to $4.7 million in the three months ended September 30, 2004 from $4.6 in the three months ended September 30, 2003. During the nine months ended September 30, 2004, installation and other services revenue increased $1.2 million to $14.4 million from $13.2 million in the nine months ended September 30, 2003. Installation revenue increased primarily due to an increase in the work performed during the current period.

Licenses. License revenue consists of fees and licenses of proprietary and third-party software. License revenue for the three months ended September 30, 2004 was $9.5 million, a decrease of $900,000 or 9% from $10.4 million in the three months ended September 30, 2003. The decrease is primarily attributable to the timing of revenue recognized under the completed contract and percentage of completion methods.

License revenue for the nine months ended September 30, 2004 was $33.2 million, an increase of $3.0 million or 10% from $30.1 million in the nine months ended September 30, 2003. License revenue from HIM products solutions increased approximately $600,000 to $15.5 million in the nine months ended September 30, 2004, primarily due to a strong growth in sales to agencies of the US Government and government contractors. License revenue for Enterprise product solutions increased by approximately $2.5 million to $17.6 million in the nine months ended September 30, 2004 primarily due to the completion of Company commitments under previously deferred contracts.

Hardware. Hardware revenue consists of sale of third-party hardware purchased specifically for use by our software product customers. Hardware revenue in the three months ended September 30, 2004 increased to $2.1 million from $900,000 in the corresponding period of the prior year. During the nine months ended September 30, 2004 and 2003, hardware revenue was $7.7 million and $4.1 million, respectively, an increase of $3.6 million or 88%. The increase was primarily attributable to the completion and acceptance, in the current year, of a large contract signed at the end of fiscal year 2003.

Revenue recognized for the three and nine months ended September 30, 2004 and 2003 includes:

•	amounts initially recorded as deferred revenue in which the Company has now completed its contractual commitments;

•	service revenue relating to installation, training, seminars and financial services during the period; and

•	revenues recognized on a cash-basis after the Company’s contractual commitment has been completed and cash has been received from the customer.

The following table is a summary roll forward schedule of the deferred revenue (in thousands):

	For the three months ended September 30,
	2004	2003
Deferred revenue, beginning balance	$50,325	$47,055
Add: revenue deferred	20,658	27,085
Less: deferred revenue recognized	(25,511)	(24,999)

Deferred revenue, ending balance	$45,472	$49,141

	For the Nine months ended September 30,
	2004	2003
Deferred revenue, beginning balance	$48,502	$39,492
Add: revenue deferred	77,696	82,150
Less: deferred revenue recognized	(83,492)	(72,501)
Add: deferred revenue acquired in acquisitions	2,766	—

Deferred revenue, ending balance	$45,472	$49,141

Cost of Revenue

Cost of services and other. Cost of services and other consists of salaries and related expenses associated with services performed for customer support, installation, maintenance and consulting services. Cost of services and other was $9.6 million for the three months ended September 30, 2004 and $9.8 million for the three months ended September 30, 2003. As a percentage of services and other revenue, cost of services and other was 47% and 53% for the three months ended September 30, 2004 and 2003, respectively.

Cost of services and other for the nine months ended September 30, 2004 decreased $2.5 million from $31.2 million for the nine months ended September 30, 2003 to $28.7 million for the nine months ended September 30, 2004. Cost of services and other, as a percentage of revenue, for the nine months ended September 30, 2004 and 2003 was 48% and 58%, respectively. The decrease was primarily due to a $2.5 million decrease in personnel costs and overall expenses for the Financial Services Division.

Cost of licenses. Cost of licenses consists primarily of the cost of third-party software, royalties and amortization of capitalized and acquired software. A significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to software embedded within our software applications. Generally, third-party royalty fees fluctuate based on revenue or the number of the Company’s customers and therefore will fluctuate on a quarter to quarter basis. Cost of licenses in the three months ended September 30, 2004 increased $800,000 to $2.6 million from $1.8 million for the three months ended September 30, 2003. As a percentage of license revenue, cost of licenses was 27% and 17% for the three months ended September 30, 2004 and 2003, respectively. The increase in cost of license revenue was primarily due to an increase in the third party software royalties related to government sales of approximately $800,000.

Cost of licenses for the nine months ended September 30, 2004 increased $3.7 million to $9.1 million from $5.4 million for the nine months ended September 30, 2003. Cost of licenses as a percentage of license revenue, for the nine months ended September 30, 2003 and 2004 was 28% and 18%, respectively. The increase in the cost of license revenue was primarily due to an increase in the cost of third-party software for the Enterprise products of $900,000 as well as an increase in HIM solution royalty fees of $2.8 million.

Cost of hardware. Cost of hardware consists of third-party hardware and installation costs. Cost of hardware for the three months ended September 30, 2004 was $1.8 million, an increase of $1.3 million, compared to $0.5 million for the same period in the prior year. As a percentage of hardware revenue, cost of hardware was 84% and 54% for the three months ended September 30, 2004 and 2003, respectively. The increase is primarily attributable to the completion and acceptance, in the current year, of a large contract signed at the end of fiscal year 2003.

During the nine months ended September 30, 2004 and 2003 cost of hardware was $5.4 million and $2.9 million, an increase of $2.5 million or 86%. Hardware cost as a percentage of hardware revenue for the nine months ended September 30, 2004 and 2003 was 70% and 72%, respectively. Cost of hardware was directly affected by the increase in hardware revenue in the first quarter of 2004, primarily attributable to the completion and acceptance, in the current year, of a large contract signed at the end of fiscal year 2003.

Gross Margin

Gross margin on license revenue declined due to increased royalty expenses associated with governmental sales. Gross margin on services and other revenue improved due to efficiencies within the installation and maintenance departments, and due to lower revenues in the Financial Services Division, which generally has lower gross margins. The margin on hardware revenue improved due to an increase in profitability in hardware contracts signed in the current year.

Operating Expenses

General and administration. General and administration expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel as well as bad debt expense and professional fees. General and administration expense, including unusual charges, increased to $8.1 million for the three months ended September 30, 2004 and decreased to $25.6 million for the nine months ended September 30, 2004 compared to $7.2 and $28.0 million in the same periods in 2003.

General and administration expense, excluding unusual charges of $88,000 (see unusual charges below), increased to $8.0 million in the three months ended September 30, 2004 compared to $7.2 million in the same quarter prior year. As a percentage of total revenues, general and administration expense was 25% and 24% in the three months ended September 30, 2004 and 2003, respectively.

For the nine months ending September 30, 2004, general and administration expense, excluding unusual charges of $2.0 million, increased to $23.6 million from $20.6 million in the comparable period in 2003. As a percentage of total revenues, general and administration expense was 24% for the nine months ended September 30, 2004 as compared to 23% for the nine months ended September 30, 2003.

The increase in general and administration expense, excluding unusual charges, for the three and nine months ended September 30, 2004 is mainly attributable to the increase in bad debt expense for accounts receivable of $1.2 million and $3.0 million, respectively over $100,000 and $200,000 for the same periods in 2003. The $300, 000 increase for the three months ended September 30, 2004 is partially offset by a decrease in contractual and temporary employees of $300,000 from $600,000 as of September 30, 2003. As of September 30, 2004, there were 122 employees in general and administrative departments, compared to 119 employees as of September 30, 2003.

Software development. Software development expense includes costs associated with the development of new products for which technological feasibility has not been achieved, enhancements of existing products, and quality assurance activities and primarily relates to compensation and benefits costs. Software development costs in the three months ended September 30, 2004 were $7.1 million compared to $6.0 million in the same period in 2003, representing an increase of $1.1 million. As a percentage of total revenues, software development costs were 22% and 20% for the quarters ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, software development costs were $21.1 million, an increase of $3.7 million or 21% from $17.4 million in the first nine months of 2003.

The increase was primarily attributed to an increase in personnel costs and overall expenses for software development departments. As of September 30, 2004, there were 270 employees in software development departments compared to 219 employees as of September 30, 2003 primarily due to acquisitions.

Sales and marketing. Sales and marketing expense includes costs associated with our sales and marketing personnel and consists primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses. Sales and marketing expense in the three months ended September 30, 2004 was $6.0 million, an increase of $300,000 or 5% compared to $5.7 million in the corresponding period of 2003. As a percentage of total revenues, sales and marketing expenses was 19% for both quarters ended September 30, 2004 and 2003. For the nine months ended September 30, 2004, sales and marketing expense was $17.8 million, an increase of $2.2 million or 14% compared to $15.6 million for the nine months ended September 30, 2003.

The increase in sales and marketing expenses for the three months ended September 30, 2004 is related to an increase in commission expenses of $700,000 attributable to taking a more conservative approach to expensing 2004 sales commissions. This elevated run rate will continue through the fourth quarter of 2004. The increase in sales commissions was offset by a decrease in advertising and other expenses of $400,000. For the nine months ended September 30, 2004 sales and marketing expenses increased $2.2 million due to an increase of $2.0 million in commission expense and an increase in salaries and wages of $200,000. As of September 30, 2004, there were 120 employees in sales and marketing departments compared to 106 employees as of September 30, 2003.

Amortization of intangible assets and depreciation. Amortization of intangible assets and depreciation expense for the three months ended September 30, 2004 was $1.3 million, a decrease of $200,000 compared to $1.5 million in the same period in 2003. For the nine months ended September 30, 2004, amortization of intangible assets and depreciation expense decreased to $3.7 million from $4.5 million in the corresponding period of 2003. This is mainly due to a decrease in depreciation expense as assets became fully depreciated, offset by an increase in the amortization of identifiable intangible assets related to the developed technologies of Détente and Tempus.

Unusual charges. Unusual charges of $83,000 and $2.0 million for the three months and nine months ended September 30, 2004 includes $842,000 in retention bonuses and severance payments made to the San Rafael employees in connection with moving the Corporate offices to Reston, Virginia, $365,000 in salaries paid to transitioning the corporate offices to Reston and $807,000 in legal fees associated with the settlement of securities class action litigation and the shareholder derivative litigation. Unusual charges $7.5 million for the nine months ended September 30, 2003 represents restatement costs.

Other Income (Expense)

Other income (expense), net. Net other expense was $11.9 million and $2.5 million for the three month period ended on September 30, 2004 and 2003, and $19.6 million and $5.6 million for the nine months ended September 30, 2004 and 2003, respectively. The increase was primarily due to the additional interest expense on the 2008 Notes issued in April 2003, amortization of debt discount for the related warrants and loss on the early retirement of debt: these items totalled approximately $12.1 million and $20.1 million for the three and nine months ending September 30,2004.

Income Taxes

Provision (benefits) for income taxes. For the nine months ended September 30, 2004, the Company had income tax benefit of $161,000, which represents tax refunds received in the first quarter of the current year as a result of the restatement of the Company’s 2001 financial statements. The Company’s provision for income taxes for the three month and nine months ended September 30, 2003 was $10,000.

Preferred Stock Accretion

Preferred stock accretion. The carrying value of the preferred stock was reduced by $15.5 million, which represents the present value of the three-year dividends. This amount is accreted over three years using the effective interest rate method. For three months ended September 30, 2004, approximately $1.3 million was accreted and charged to accumulated deficit.

Liquidity and Capital Resources

Balance Sheet

As of September 30, 2004, we had $26.0 million in cash and cash equivalents, compared to $36.9 million as of December 31, 2003. As of September 30, 2004, we had working capital of $(13.4) million compared to $13.0 million as of December 31, 2003. Working capital, net of deferred revenue and related accounts receivable, was $26.9 million as of September 30, 2004 compared to $52.5 million as of December 31, 2003.

Accounts receivable, net, decreased by $5.9 million to $25.0 million as of September 30, 2004 from $30.9 million as of December 31, 2003 in spite of approximately $1.9 million of accounts receivable acquired from Détente and Tempus. Accounts receivable decreased primarily because of increased collection efforts and write-offs of approximately $2.0 million during the year. For the three and nine months ended September 30, 2004, bad debt expense was $1.2 million and $3.0 million, respectively. As of September 30, 2004, the allowance for doubtful accounts increased to $3.7 million from $3.4 million as of December 31, 2003. QuadraMed maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of QuadraMed’s customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowance might be required.

Prepaid expenses and other current assets decreased by $800,000 as of September 30, 2004 to $10.6 million compared from $11.3 million in December 31, 2003. The decrease is due primarily to amortization of prepaid commissions and amortization of prepaid expenses for maintenance contracts, insurance policies, and rent expenses of $1.9 million. The decrease is partially offset by the addition of prepaid HIM and Government royalty expenses of $1.2 million.

Goodwill increased by approximately $14.0 million from $18.4 million as of December 31, 2003 to $32.4 million as of September 30, 2004 due to the acquisitions of Détente and Tempus in the first and second quarters of 2004, respectively.

Other intangible assets increased by $2.1 million from $7.0 million as of December 31, 2003 to $9.1 million as of September 30, 2004 related to the aforementioned acquisitions.

Other long-term assets decreased slightly by $1.0 million from $8.0 million at December 31, 2003 to $7.0 as of September 30, 2004. This decrease is primarily related to the retirement of our debt, and the related debt offering costs of $1.0 million.

Accrued payroll and related expenses decreased by $2.7 million to $8.4 million at September 30, 2004 from $11.1 million at December 31, 2003 principally due to decreases in accrued severance expenses and incentive bonuses of $2.7 million.

Accrued interest decreased to $0 from $1.9 million as of December 31, 2003. This is directly related to the retirement of QuadraMed’s outstanding debt in the second and third quarters of 2004.

Dividends payable of $15.8 million, as of September 2004, are related to the Series A Preferred Stock issuance which occurred in the second quarter of 2004.

Other accrued liabilities decreased approximately $100,000 from $7.9 million in December 31, 2003 to $7.8 million September 30, 2004. This decrease is primarily related to a reduction in accrued contract costs.

Deferred revenue decreased by $3.0 million from $48.5 million as of December 31, 2003 to $45.5 million at September 30, 2004 in spite of approximately $2.8 million of deferred revenue acquired from Détente and Tempus. The decrease in deferred revenue is due to timing of reaching billing milestones and revenue recognition criteria. In most instances, except for training, seminars and financial services, deferred revenue is increased when the Company invoices a customer, and is decreased when revenue is recognized based on percentage completion or attainment of a milestone in the customer contract. Unbilled revenue is revenue recorded which has not been invoiced. Invoices that have been issued and remain uncollected are recorded in the deferred revenue and accounts receivable balances. In determining the allowance for doubtful accounts the Company excludes invoices that remain recorded both in deferred revenue and accounts receivable since no revenue has been recognized on these balances.

Other long-term liabilities increased by $200,000 from $4.6 million at December 31, 2003 to $4.8 million as of September 30, 2004. This is mainly attributable to an increase in the Company’s SERP liability.

Long-term debt decreased by $73.2 million from $73.2 million as of December 31, 2003 to $0 at September 30, 2004. The decrease is directly attributable to the retirement of the 2008 and the 2005.

Cash Flows

The Company’s consolidated statement of cash flows is summarized below (in thousands):

	For the Nine months ended September 30,
	2004	2003
Cash used in operating activities	$(9,718)	$(1,311)
Cash provided by (used in) investing activities	(11,017)	2,049
Cash provided by financing activities	9,823	8,799

Net increase (decrease) in cash and cash equivalents	(10,912)	9,537

During the nine months ended September 30, 2004, $9.7 million was used in operating activities, compared to $1.3 million used in the same period in the prior year. The net loss of $31.9 million was reduced by non-cash charges totaling approximately $25.9 million, including depreciation and amortization of $8.0 million, bad debt expense of $3.0 million, and loss on retirement of debt of $14.9 million. A decrease in accounts receivable increased cash from operating activities by $4.7 million and a decrease in prepaid and other assets increased cash by $1.0 million. Accounts payable and accrued liabilities and deferred revenue used $3.7 million and $5.8 million, respectively.

Cash flows used in investing activities totaled approximately $11.0 million during the nine months ended September 30, 2004. The acquisition of Détente and Tempus used cash of approximately $4.1 million and $5.1 million, respectively. Capital expenditures used cash of $3.5 million. These cash outlays were partially offset by the change in restricted cash of $1.6 million resulted from a release of an escrow related to HIM sale in 2003.

Financing activities provided cash of $9.8 million for the nine months ended September 30, 2004 principally from the issuance of preferred and common stock, offset by cash used in the repayment of our 2005 and 2008 Notes.

At September 30, 2004, the Company’s balance of cash and cash equivalents was approximately $26.0 million. The Company believes that its current balance of cash and cash equivalents and funds generated from operations, if any, will be sufficient to fund the Company’s current projected cash needs for the foreseeable future. If the Company were to modify its business plan, the Company may need additional funding. Such funding needs could be met through a combination of equity investments, debt financings or other sources of capital and funds.

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of September 30, 2004 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Long-term debt	$—	$—	$—	$—	$—
Interest on long term debt	—	—	—	—	—
Operating leases (1)	27,948	4,949	9,330	8,477	5,192
Accrued dividends (2)	16,928	5,928	11,000	—	—
Other long-term obligations	966	966		—	—

Total contractual cash obligations	$45,842	$11,843	$20,330	$8,477	$5,192

Other Commercial Commitments
Standby letters of credit (3)	$4,012	$—	$3,620	$—	$392

Total commercial commitments	$4,012	$—	$3,620	$—	$392

(1)	The Company may vacate or sublease the San Rafael, California facility in 2004 in connection with the relocation of our headquarters to Reston, Virginia. The San Rafael minimum lease payments total approximately $5.4 million for years 2004 through 2009, which is included in the schedule above. As a result, these amounts may become payable prior to the original contract term.
(2)	The preferred stock holders have an option to convert and receive, when declared by the Board, dividends equal to the total previously unpaid dividends payable from effective date of conversion through June 1, 2007 at a rate of $1.375 per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common shares or any combination thereof at the option of the Company. See NOTE 6 for additional information on preferred stock.
(3)	The 1-3 year amount of $3.6 million represents collateral securing a performance bond. The amount of this collateral may be less in the future.

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

We Have Incurred Losses from Continuing Operations for the Past Five Years, Except 2001. Our Losses Have Adversely Affected Our Ability to Compete.

We incurred losses from continuing operations of $23.9 million and $20.9 million for the years ended December 31, 2003 and 2002, respectively. We also incurred a loss from continuing operations of $30.5 million for the nine months ended September 30, 2004. Although we had income from continuing operations of $12.0 million in 2001, we incurred losses for continuing operations of $39.4 million in 2000.

Our losses have impaired our ability to market our products and services in competition against companies that are more profitable. If we are unable to achieve or sustain profitability, it may impair our ability to compete effectively.

Our Auditing Firms Have Found Material Weaknesses in Our System of Internal Controls, Policies, and Procedures, Which Could Adversely Affect Our Ability to Record, Process, Summarize and Report Certain Financial Data.

In April 2003, PricewaterhouseCoopers (“PwC”) informed our management and Audit Committee of its concerns regarding material weaknesses in our system of internal controls, policies and procedures, including the adequacy and reliability of certain financial information, and certain financial personnel. Specifically, PwC reported material weaknesses in:

•	the accounting for software revenue and related expense recognition,

•	the reporting of discontinued operations,

•	the accounting for our investment in certain non-consolidated subsidiaries,

•	the accounting for certain life insurance contracts and the Supplemental Executive Retirement Plan,

•	the accounting and reporting of non-recurring charges,

•	the accounting for stock-based compensation,

•	the accounting and reporting of capitalized software development costs,

•	the accounting for income taxes,

•	the documentation supporting the accounting for certain business combinations, and

•	timely analysis and reconciliation of general ledger accounts.

PwC further stated that these material weaknesses would require PwC to expand the scope of its uncompleted audit of fiscal year 2002, and that its findings to date may materially impact the fairness and reliability of our previously issued financial statements as previously filed with the SEC and the report of the prior independent public accountants on those financial statements.

We implemented certain new procedures and corrective actions that addressed the cited weaknesses. These corrective actions included:

•	We engaged Deloitte & Touche LLP (D&T) to perform a forensic analysis of the Company’s accounting records and reported results for the years 2000 through 2002. D&T’s forensic analysis also covered years 1999 and prior to the extent any items originating in earlier years impact 2000, 2001 or 2002;

•	We engaged a team of accounting consultants, most of whom are certified public accountants with technology industry experience, to lead the restatement effort of the financial statements for 1999, 2000 and 2001 and the first quarter of 2002. D&T transitioned detailed work and reconciliations to this group of professionals. These professionals filled in gaps in the financial organization where temporary vacancies had occurred. They reviewed all material business transactions including revenue, contracts, acquisitions and dispositions of businesses, impairment of assets, accrued and actual expenses, stockholders’ equity transactions and accounting and financial reporting thereof for 1999, 2000 and 2001 and the first quarter of 2002;

•	We retained Charles Stahl, formerly an audit partner with Deloitte & Touche, LLP, as a full-time consultant and then hired him as Executive Vice President and Chief Financial Officer to lead the final phase of the restatement effort and the strengthening of our internal controls; and

•	Our Audit Committee engaged a financial expert to advise them and strengthen the Audit Committee’s role in corporate governance.

The Company and our Chief Financial Officer have built a complete permanent finance department to replace the one that was based, in part, on consultants.

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

The Company has now implemented procedures to report movements in deferred revenue on an overall roll forward basis. We are also in the process of upgrading our computer software which is expected to be completed in the fourth quarter of 2004. The Company believes the costs associated with implementing these processes and computer software to be immaterial.

In its report, BDO also identified reportable conditions related to:

•	internal controls over analysis and review of customer contracts;

•	the revenue transactions cycle;

•	unbilled and deferred revenue balances; and

•	percentage of completion revenue recognition.

During the third quarter of 2004, the Company continued to address these items by implementing the following procedures:

•	documenting the formal review of contracts in the determination of proper revenue accounting;

•	redesigning the contracting process and review procedures;

•	upgrading computer software relating to contracts and billing; and

•	strengthening documentation standards and maintaining detailed historical records for each customer for revenue recognition.

These material weaknesses and reportable conditions in internal control over financial reporting have been discussed in detail among management, our Audit Committee and BDO Seidman. Management has adopted a plan to resolve these issues, as detailed above, and believes that the overriding issue is the lack of documented accounting policies and procedures along with inadequate accounting information technology and certain other accounting information processes.

Failure to Achieve and Maintain Effective Internal Controls Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. As indicated in the previous risk factor, our auditors have identified a material weakness and certain reportable conditions in internal control over financial reporting. During the course of our testing we may identify other deficiencies. We may not be able to remediate such material weakness or reportable conditions and deficiencies in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Additional Costs for Complying With Recent and Proposed Future Changes in Securities and Exchange Commission, American Stock Exchange and Accounting Rules Could Adversely Affect Our Profits.

Recent and proposed future changes in the Securities and Exchange Commission and American Stock Exchange rules, as well as changes in accounting rules, will cause us to incur additional costs including professional fees, as well as additional personnel costs, in order to keep informed of the changes and operate in a compliant manner. In addition, we expect to incur additional general and administrative expense as we implement Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to report on, and our independent auditors to attest to, our internal controls. These additional costs may be significant enough to cause our financial position and results of operation to be negatively impacted. In addition, compliance with these new rules could also result in continued diversion of management’s time and attention, which could prove to be disruptive to our normal business operations. Failure to comply with any of the new laws and regulations could adversely impact market perception of our company, which could make it difficult to access the capital markets or otherwise finance our operations in the future.

Our Ability to Borrow or Issue Additional Shares of Preferred Stock Is Restricted by the Terms of Our Series A Preferred Stock.

The certificate of designation governing our Series A Preferred Stock provides that so long as at least 600,000 shares of Series A Preferred Stock are outstanding, at least 66-2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock shall be required to approve the incurrence by QuadraMed of any long term, senior indebtedness of QuadraMed in an aggregate principal amount exceeding $8,000,000, excluding certain prior existing indebtedness. Furthermore, the certificate of designation requires the affirmative vote of a majority of any outstanding shares of the Series A Preferred Stock prior to the authorization or creation of, or increase in the authorized amount of, any shares of any class or series (or any security convertible into shares of any class or series) ranking senior to or on par with the Series A Preferred Stock in the distribution of assets upon any liquidation, dissolution or winding up of QuadraMed or in the payment of dividends. This may hinder or delay our ability to borrow funds or issue Preferred Stock.

We Were Subject to a Formal SEC Inquiry as a Result of the Restatement of Our Financial Statements, and the SEC Has Issued a Cease and Desist Order to which We Have Consented.

Following our August 12, 2002 announcement that we intended to restate prior period financial statements, the staff of the San Francisco District Office of the SEC requested certain information concerning the anticipated restatement as part of an informal, preliminary inquiry.

On February 28, 2003, we reported that the SEC had issued a formal non-public order of investigation concerning our accounting and financial reporting practices for the period beginning January 1, 1998. On October 10, 2003, we announced that the Staff of the San Francisco District Office of the Securities and Exchange Commission informed us that the Staff intended to recommend to the SEC that it institute an enforcement action against us for violations of the antifraud, periodic filing and books and records provisions of the federal securities laws. The proposed recommendation concerned our accounting for transactions that we entered into with Health+Cast LLP in 1998 and 1999. The 1999 transactions were restated as part of the restatement of our 1999 financial statements. None of the individuals who were involved with the Health+Cast transactions are no longer associated with QuadraMed. On April 30, 2004, that matter was settled with the issuance by the SEC of a Cease and Desist Order, to which QuadraMed consented without admitting or denying the findings in the Order. No fine was assessed against QuadraMed in the Order, which requires QuadraMed to cease and desist from violations of the antifraud, periodic reporting and books and records provisions of the Securities Exchange Act of 1934.

The Trading Price of Our Common Stock Has Been, and Is Expected to Continue to Be, Volatile.

The Nasdaq National Market on which our common stock was listed, the “Pink Sheets” over-the-counter market, the Over-the-Counter Bulletin Board, and the American Stock Exchange, where our stock currently trades, and stock markets in general, have historically experienced extreme price and volume fluctuations that have affected companies unrelated to their individual operating performance. The trading price of our common stock has been and is likely to continue to be volatile due to such factors as:

•	Variations in quarterly results of operations;

•	Announcements of new products or acquisitions by our competitors;

•	Government regulatory action;

•	Resolution of pending or unasserted litigation;

•	Developments or disputes with respect to proprietary rights; and

•	General trends in our industry and overall market conditions.

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

In addition to the foregoing, a significant percentage of our total cost of license revenue is attributable to the cost of third party software royalties and licenses relating to third party software embedded within our software applications. The cost of third-party software royalties and licenses, as a percentage of total cost of revenue, was approximately 19% and 21% for the quarters ended September 30, 2004 and 2003, respectively. Generally, royalty fees for third party licenses will fluctuate based on revenue or the number of our customers and therefore will fluctuate on a quarter to quarter basis.

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

Future Sales of Our Common Stock in the Public Market, Warrants or Option Exercises and Sales Could Lower Our Stock Price.

A substantial number of shares of our common stock are subject to stock options and warrants, and are issuable upon conversion of our Series A Preferred Stock. We cannot predict the effect, if any, that future sales of shares of common stock, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock, including shares registered under this registration statement, or issued upon the exercise of stock options or the conversion of our Series A Preferred Stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Provisions in Our Certificate of Incorporation and Bylaws and Delaware Law Could Delay or Discourage a Takeover which Could Adversely Affect the Price of Our Common Stock.

Our Board of Directors has the authority to issue up to five million shares of Preferred Stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by holders of our common stock. If Preferred Stock is issued, the voting and other rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of our Preferred Stock. The issuance of Preferred Stock may have the effect of delaying or preventing a change of control of QuadraMed that could have been at a premium price to our stockholders. Our Board of Directors has issued four million shares of such Preferred Stock as Series A Preferred Stock and the holders of the Series A Preferred Stock have certain voting and board appointment rights.

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

We Do Not Expect to Pay Cash Dividends on Common Stock in the Foreseeable Future.

We have not declared or paid cash or other dividends on our common stock and do not expect to pay cash dividends for the foreseeable future. Our ability to pay dividends is also restricted by the terms of our Series A Preferred Shares which require us to pay full cumulative dividends on the Series A Preferred Stock before making any dividend payment on our common stock. We currently intend to retain all future earnings for use in the operation of our business and to fund future growth. Any future cash dividends will depend upon our results of operations, financial conditions, cash requirements, the availability of a surplus and other factors.

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

We depend on licenses from a number of third party vendors for certain technology, including the computer hardware, operating systems, database management systems, programming language, and runtime environment, upon which we develop and operate our products. We are materially reliant upon licenses with the following third party vendors: InterSystems Corporation, Oracle, Microsoft, Quovadx, the American Medical Association (AMA), and the American Hospital Association (AHA). Most of these licenses expire within three to five years. Such licenses can be renewed only by mutual consent and may be terminated if we breach the license terms and fail to cure the breach within a specified time period. If such licenses are terminated, we may not be able to continue using the technology on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce product shipments until equivalent technology is obtained, which could have a material adverse effect on our business, financial condition, and results of operations. However, as all application software companies, including QuadraMed and our competitors, are reliant on licensed technology and third party components, we believe our reliance on such technology and licenses places us at no competitive disadvantage.

At present, there is no equivalent technology for the InterSystems Corporation technology which is an integral component of our Affinity product line. The Company has entered into several agreements with InterSystems Corporation regarding the licensed technology relating to our Affinity product line. However, if InterSystems Corporation ceased to offer this technology and no other vendor provided the technology, we would be required to migrate our Affinity products to a new database platform or redesign our products to work with new software tools. This could be very costly and difficult to achieve and could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we would successfully migrate our Affinity products to a new platform. Most of our third-party licenses are non-exclusive and competitors may obtain the same or similar technology. In addition, if vendors choose to discontinue support of the licensed technology, we may not be able to modify or adapt our products.

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

Changes in current health care financing and reimbursement systems (e.g. Medicaid) could result in unplanned product enhancements, delays, or cancellations of product orders or shipments, or reduce the need for certain systems. We could also have the endorsement of products by hospital associations or other customers revoked. Any of these occurrences could have a material adverse effect on our business. Alternatively, the federal government recently mandated that all but small health care providers submit claims to Medicare in electronic format, which may positively affect our systems and product.

The health care industry in the United States is subject to changing political, economic, and regulatory influences that may affect the procurement practices and operations of health care organizations. The traditional hospital delivery system is evolving as more hospital services are being provided by niche, free standing practices and outpatient providers. The commercial value and appeal of our products may be adversely affected if the current health care financing and reimbursement systems were to change. During the past several years, the health care industry has been subject to increasing levels of governmental regulation. Proposals to reform the health care system have been and are being considered by the United States Congress. These proposals, if enacted, could adversely affect the commercial value and appeal of our products or change the operating environment of our customers in ways that cannot be predicted. Health care organizations may react to these proposals by curtailing or deferring investments, including those for our products and services. In addition, the regulations promulgated under HIPAA could lead health care organizations to curtail or defer investments in non-HIPAA related features in the next several years.

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

There is substantial state and federal regulation of the confidentiality of patient health information and the circumstances under which such information may be used by, disclosed to, or processed by us as a consequence of our contacts with various health plans and health care providers. Although compliance with these laws and regulations is presently the principal responsibility of the health plan, hospital, physician, or other health care provider, regulations governing patient confidentiality rights are dynamic and rapidly evolving. As such, laws and regulations could be modified so that they could directly apply to us. Also, changes may be made which require us to change our systems and our methods which could require significant expenditure of capital and decrease future business prospects. Also, additional federal and state legislation governing the dissemination of patient health information may be proposed and may be adopted, which may also significantly affect our business. Finally, certain existing laws and regulations require health care entities to pass-on their obligations to other entities with which they do business, through a contract; as such, QuadraMed is indirectly impacted by various additional laws and regulations.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) is a federal law that affects the use, disclosure, transmission and storage of individually identifiable health information referred to as protected health information or “PHI.” As directed by HIPAA, the United States Department of Health and Human Services (“HHS”) must promulgate standards or rules for certain electronic health transactions, code sets, data security, unique identification numbers, and privacy of protected health information. HHS has issued some of these rules in final form, while others remain in development. In general, under these rules, we function as a “business associate” to our customers (who are considered to be “covered entities” under HIPAA). In some instances, we also may function as a health care clearing house. The three rules relevant to QuadraMed – the Transaction Rule, the Privacy Rule, and the Security Rule – are discussed below. It is important to note that, HHS could, at any time in the future, modify any existing final rule in a manner that could require us to change our systems or operations.

First, HHS has published a final rule governing transactions and code set standards (“Transactions Rule”). This Rule, had a compliance date of October 16, 2003. To the extent necessary to help our covered entity customers conduct transactions, our current products and services meet the requirements of HIPAA. Nevertheless, as noted above, HHS may make further revisions to the Transactions Rule which could require us to change our products and systems to enable our covered entity customers to meet such obligations.

Second, HHS has published a final HIPAA privacy rule (“Privacy Rule”) which had a compliance date of April 14, 2003. The HIPAA Privacy Rule is complex and far reaching. Similar to the HIPAA Transactions Rule, and as noted above, the Privacy Rule directly applies to covered entities. Also, covered entities are, in most instances, required to execute a contract with any business associate that performs certain services on the covered entity’s behalf involving protected health information. QuadraMed’s hospital and health plan customers are covered entities, and to the extent that QuadraMed is required by its customer contracts to ensure that it complies with various aspects of the Privacy Rule. The Privacy Rule and other similar state health care privacy regulations could materially restrict the ability of health care providers to disclose protected health information from patient records using our products and services or could require us to make additional capital expenditures to be in compliance. Accordingly, the Privacy Rule and state privacy laws may significantly impact our product’s use in the health care delivery system and therefore, decrease our revenue, increase working capital requirements and decrease future business prospects. Further, in QuadraMed’s capacity as a health care clearinghouse, it is directly subject to the Privacy Rules’ requirements.

Third, HHS has published the final HIPAA security rule (“Security Rule”) with a compliance date of April 20, 2005. The Security Rule applies to the use, disclosure, transmission, storage and destruction of electronic protected health information by covered entities. Per this Rule, covered entities must implement stringent administrative, technical and physical security measures to safeguard electronic protected health information. Implementing such measures (for our own compliance and as part of the services we provide to our customers) may require us to expend substantial capital due to required product, service, and procedure changes.

QuadraMed has completed modifications to its business practices and software offerings and is currently in full compliance with HIPAA Rules. However, HHS continues to publish change notices to existing Rules and propose new rules. There is no certainty that QuadraMed will be able to respond to all such rules in a timely manner and our inability to do so could adversely affect our business.

Government Regulation to Adopt and Implement ICD-10-CM and ICD-10-PCS Medical Code Set Standards Could Require Substantial Modification of our Coding and Compliance Software.

The American Health Information Management Association (“AHIMA”) and other prominent health care industry advocacy groups are calling on the Department of Health and Human Services (HHS) and the health care industry to take action to adopt and implement ICD-10-CM and ICD-10-PCS code sets, rules, and guidelines as a replacement for current ICD-9-CM guidelines used in our software products. Adoption of these new code sets would require us to change our systems and our methods which could require a significant expenditure of software development capital and decrease future business prospects for our current product line.

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

The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2004 (in thousands, except average interest rates):

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and cash equivalents:
Cash	$10,721
Money Market funds	15,311	0.34%

Total cash and cash equivalents (1)	$26,032

Long-term investments:
Corporate debt securities	$451	5.23%
Debt issued by the U.S. government	801	5.00%

Total long-term investments	$1,252

(1)	Excluded from the fair value of the principal amounts of cash is $3,975 which is restricted cash that is held in escrow for rental properties, and meeting customer performance expectations.

Performance of Equity Markets

The performance of equity markets can have an effect on our operations. Declines in equity markets could have an adverse effect on us related to certain variable life insurance policies in which we have an investment interest.

Foreign Currency Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. Changes in foreign exchange rates did not materially impact our results of operations. For the three and nine months ended September 30, 2004, less than 1% of total revenue was denominated in currencies other than the United States dollar and less than 1% of our total direct and operating costs were incurred in currencies other than the United States dollar.

Item 4. Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in the Company’s disclosure controls over financial reporting that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our disclosure controls over financial reporting.

Management believes that the Company’s internal controls over financial reporting for the first nine months of 2004 are effective. However, we note the following. In connection with performing its audit of our financial results for 2003, BDO Seidman, LLP informed us that they noted a matter involving internal control that they considered to be a material weakness. A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Reportable conditions are matters coming to the auditor’s attention that relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.

The material weakness noted by BDO concerned the fact that the Company had not implemented procedures to track movements in deferred revenue on an overall roll forward basis. As a result, it was difficult for management to continually monitor movements in the account. Analytical review was done at the end of each period but not on an overall roll forward basis.

The Company has now implemented procedures to report movements in deferred revenue on an overall roll forward basis. We are also in the process of upgrading our computer software which is expected to be completed in the fourth quarter of 2004. The Company believes that the costs associated with implementing these processes and computer software to be immaterial.

In its report, BDO also identified reportable conditions related to:

•	internal controls over analysis and review of customer contracts;

•	the revenue transactions cycle;

•	unbilled and deferred revenue balances; and

•	percentage of completion revenue recognition.

During the third quarter of 2004, the Company continued to address these items by implementing the following procedures:

•	documenting the formal review of contracts in the determination of proper revenue accounting;

•	redesigning the contracting process and review procedures;

•	upgrading computer software relating to contracts and billing; and

•	strengthening documentation standards for revenue recognition for percentage completion revenue accounting.

These material weaknesses and reportable conditions in internal control over financial reporting have been discussed in detail among management, our Audit Committee and BDO Seidman. Management has adopted a plan to resolve these issues, as detailed above, and believes that the overriding issue is the lack of documented accounting policies and procedures along with inadequate accounting information technology and certain other accounting information processes.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the internal controls over financial reporting and assert in the Annual Report on Form 10-K for the year ending December 31, 2004, whether the internal controls over financial reporting at December 31, 2004 are effective. In addition, the Company’s independent external auditors must attest to and report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting. Any material weaknesses in internal controls over financial reporting existing at that date, including the matters discussed above, will preclude management’s making a positive assertion. In the event that management is unable to complete its assessment of the effectiveness of the Company’s internal controls over financial reporting or our independent auditors are unable to attest to management’s assessment, then the filing of our Annual Report on Form 10-K with the Securities and Exchange Commission may not be deemed to be a timely filing. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In October 2002, a series of securities law class action complaints and a derivative suit were filed by certain of our shareholders against us and certain of our officers and directors. On April 21, 2004, the Court approved the final settlement of the shareholders derivative case. On July 30, 2004, the Court approved the final settlement of the federal securities class action litigation.

In June 2000, QuadraMed entered into a Separation Agreement with James Durham upon his resignation as the Company’s Chief Executive Officer. This agreement was amended in July 2001 when Mr. Durham resigned from our Board of Directors. Pursuant to the agreement, as amended, Mr. Durham received approximately $3.2 million as of the dates of the agreements, a $250,000 per year salary through January 1, 2001, a $2,000 per month salary until December 31, 2003, the vesting of approximately 100,000 unvested options, the vesting of interest in our Supplemental Employee Retirement Plan (the “SERP”), and payments of approximately $500,000 per year by us into his account in the SERP Trust, all subject to the terms and conditions of the agreement, as amended. Among other terms, the Separation Agreement contained a provision for non-disparagement, requiring Mr. Durham to refrain from directly or indirectly disparaging QuadraMed or our stockholders, directors, officers, employees, or agents for the term in which Mr. Durham was receiving payments under the Separation Agreement and for a period of one year thereafter. In a November 2002 article published in the Marin Independent Journal for which he was interviewed, Mr. Durham made repeated disparaging remarks about QuadraMed and our management. The Company notified him that his published remarks were in breach of his Separation Agreement. Subsequent to the publication of this article, Mr. Durham requested a lump sum election for his SERP benefits. The amount of payment called for in the SERP is described in NOTE 14 “Employee Benefit Plans – Supplemental Executive Retirement Plan” to our audited consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for 2003.

In light of Mr. Durham’s breach of his Separation Agreement, QuadraMed has notified Mr. Durham and his counsel that we are not obligated to fund additional SERP payments on behalf of Mr. Durham and that we will not pay him the requested lump sum for his SERP benefits. In January 2004, Mr. Durham filed an amended complaint against QuadraMed in the Superior Court of the State of California, Marin County, alleging a breach of his SERP contract and a breach of good faith and fair dealing under this contract. This amended complaint seeks payment of his lump sum SERP benefits, interest, attorneys’ fees, and other relief. On January 30, 2004, this matter was moved to the United States District Court, Northern District of California. QuadraMed has filed an answer and a counterclaim seeking a declaration that QuadraMed is not obligated to pay Mr. Durham’s SERP benefits as a result of Mr. Durham’s breach of his Separation Agreement. The case is in discovery and a jury trial has been scheduled for May 23, 2005. The parties participated in court-ordered mediation in early October 2004, which did not result in a settlement. Mr. Durham has now filed a motion for partial summary judgment on the issue of liability as to his claim for SERP benefits and for complete summary judgment as to QuadraMed’s counterclaim. QuadraMed has filed an opposition to that motion. A hearing on the summary judgment motion is scheduled for November 19, 2004. QuadraMed intends to defend itself vigorously against these allegations and feels that it is in the best interests of QuadraMed and our stockholders to defend this action, due to Mr. Durham’s disparaging comments after his resignation and his breach of the Separation Agreement, as amended, unless the action can be resolved through an acceptable compromise settlement. The ultimate outcome of these matters cannot presently be determined.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c)	On August 31, 2004, Mellon HBV Alternative Strategies, LLC, for Mellon HBV Master Multi-Strategy Fund, Mellon HBV Special Situations Fund, and Mellon HBV Master Multi-Strategy Fund exercised 199,011 warrants and was issued 199,011 shares of unregistered common stock. Upon the exercise of Mellon’s warrants with an exercise price of $0.01 per share, our total gross proceeds were $199,011.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Agreement and Plan of Merger, dated as of September 30, 2004, by and among QuadraMed Corporation, Sawgrass, LLC, Tempus Software, Inc. and each of the shareholders of Tempus Software, Inc. (Exhibit 2.1 to our Current Report on Form 8-K as filed with the SEC on July 15, 2004)

3.1	Certificate of Designation, Powers, Preferences and Rights of the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 3.1 to our Current Report on Form 8-K as filed with the SEC on June 17, 2004)

3.2	Amended and Restated Bylaws. (Exhibit 3.1 to our Current Report on Form 8-K as filed with the SEC on November 1, 2004)

4.1	Registration Rights Agreement dated as of June 15, 2004, by and between QuadraMed and the investors identified on the signature pages thereto. (Exhibit 4.1 to our Current Report on Form 8-K as filed with the SEC on June 17, 2004)

4.2	Registration Rights Agreement, dated as of June 30, 2004, by and among QuadraMed Corporation and the shareholders identified on the signature page thereto. (Exhibit 4.1 to our Current Report on Form 8-K as filed with the SEC on July 15, 2004)

10.1	Escrow Agreement dated as of September 30, 2004 by and among QuadraMed Corporation, the Representative of the Shareholders of Tempus Software, Inc. and The Bank of New York as escrow agent. (Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on July 15, 2004)

31.1*	Certification of the Chairman of the Board and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chairman of the Board and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b)	Reports on Form 8-K

On August 6, 2004, the Company filed a Form 8-K for Item 5, announcing that on August 19, 2004, the Company would be trading its common stock on the American Stock Exchange under the symbol “QD;” and for Item 12, announcing its earnings and financial results for its fiscal quarter ended June 30, 2004.

On August 16, 2004, the Company filed a Form 8-K for Item 12, announcing that an investor call was held regarding earnings and other financial results for its fiscal quarter ended June 30, 2004.

On September 8, 2004, the Company filed a Form 8-K for Item 8.01, announcing that Chief Executive Officer Lawrence P. English was interviewed by the American Stock Exchange and by Forbes Magazine regarding the Company’s common stock trading on the American Stock Exchange.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUADRAMED CORPORATION

Date: November 8, 2004	By:	/s/ Lawrence P. English
Lawrence P. English
Chairman of the Board
Chief Executive Officer

Date: November 8, 2004	By:	/s/ John Wright
John Wright
Chief Financial Officer