Form 10-K/A
period 2003-12-31
QUADRAMED CORP
filed 2004-11-10
CIK 1018833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement filed with the SEC on April 6, 2004 for the 2004 Annual Meeting of Stockholders held on May 6, 2004 are incorporated herein by reference in Part III.

QUADRAMED CORPORATION

FORM 10-K/A

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

We advise investors that we discuss other risks and uncertainties that could cause our actual results to differ from these forward-looking statements in this Form 10-K/A under “Business Risks” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We do business directly and through our subsidiaries, all of which are wholly owned and operated under common management. Until November 2003, we were managed in three distinct business segments, which are as follows: Enterprise Division, Health Information Management (“HIM”) Software Division and Financial Services Division. On November 5, 2003, we consolidated the HIM Software Division and Enterprise Division into a single functional software organization. This reorganization is designed to use existing resources more efficiently and to facilitate the integration of products and technologies. The change does not affect the Financial Services Division.

Our cash flow and our ability to service our debt depend upon the earnings of our subsidiaries and on the distribution of earnings, loans or other payments by our subsidiaries to us. Distributions to us from our subsidiaries are most often made as dividends on the stock of a particular subsidiary and sometimes as an intercompany loan. We do not have arrangements or agreements with our subsidiaries that entitle us to distributions of earnings, loans or other payments other than our ownership of all of our subsidiaries’ stock. Payments to us by our subsidiaries will be determined, in the case of each subsidiary, according to the subsidiary’s earnings, business condition, and other business considerations.

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

This report cites a number of examples of how a national infrastructure can improve the quality of healthcare. These include (1) the ability for consumers to manage their own health care needs and decision-making by having access to their information, (2) providing healthcare providers access to more accurate and complete real-time patient data and use of systems with knowledge and content for better decision-making, and (3) the ability for public health officials to access aggregate data to identify health problems and trends.

Recently, on July 21, 2004, DHHS issued a report outlining the government’s 10-year plan to build a national electronic health information infrastructure. The report, entitled “The Decade of Health Information Technology: Delivering Consumer-centric and Information-rich Health Care: Framework for Strategic Action,” was prepared by the newly appointed National Coordinator for Health Information Technology, David J. Brailer, M.D., and outlines a joint public-private initiative to bring health information technology into the United States health care system and to create electronic health records for every patient. Notably, the report calls for incentives to encourage health care providers to adopt electronic health records and recommends updating the federal fraud and abuse laws to the extent that they hinder information technology adoption and cooperation.

Other public-private initiatives are developing as well. For example, the Foundation for eHealth Initiative, and the Health Resources and Services Administration (HRSA) Office for the Advancement of Telehealth (OAT) have developed $3.86 million program called Connecting Communities for Better Health, to provide funding and support to various organizations who are using health information exchange and other information technology tools to improve health care quality, safety and efficiency.

Congress has also passed various laws that were designed to facilitate the use of technology in the health care industry.

First, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the regulations implementing its “administrative simplification provisions,” have had a significant impact on healthcare organizations and their need for technology. HIPAA’s scope is very broad — it applies to health plans, most health care providers and health care clearinghouses. These “covered entities” must comply with a variety of administrative simplification regulations issued per HIPAA, including the Privacy Rule, the Transactions Rule (both which are already in effect) and the Security Rule (which becomes effective in April 2005). The Privacy and Security Rules require covered entities to protect the privacy and security of individually identifiable patient health information – called “protected health information”. The Transactions Rule requires covered entities to conduct certain specified transactions (for example, health plan enrollment) using specific electronic formats and codes.

These rules may increase health care entities’ need for technology solutions. For example, prior to the Privacy Rule, there was no federal requirement that health care entities track and account for all non-routine disclosures of protected health information, and provide a summary of the same at the patient’s request. The complexity of tracking all such disclosures per the Privacy Rule’s requirements, as well as providing the patient with a record of what has been disclosed places both a burden and a risk on the organization. As such, health care information technology companies, particularly Healthcare Information System (“HIS”) vendors, often partner with health care organizations to help them meet the significant regulatory requirements mandated by the HIPAA Rules.

Second, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) contained a number of different provisions designed to increase the use of technology in the health care industry. For example, the MMA contains provisions that aim to increase the use of electronic prescribing in order to reduce medical errors. The MMA also authorizes a chronic care improvement program, designed to improve chronic care for Medicare beneficiaries through, among other things, the use of information technology.

Data Privacy and Security

There is substantial state and federal regulation of the confidentiality of patient medical records and the circumstances under which such records may be used by, disclosed to, or processed by us as a consequence of our contacts with various health plans and health care providers. Although compliance with these laws and regulations is presently the principal responsibility of health care entities including health plans, hospitals, physicians, or other health care providers, regulations governing patient confidentiality rights (such as the Privacy Rule, discussed above) are rapidly evolving. Additional federal and state legislation governing the dissemination of medical record information may be adopted which may have a material impact on our business. Those laws, including HIPAA and ICD-10 implementation, may significantly affect our future business and materially impact our product development, revenue and working capital. During the past several years, the health care industry also has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. We are unable to predict what, if any, changes will occur as a result of such regulation.

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

We depend on licenses from a number of third party vendors for certain technology, including the computer hardware, operating systems, database management systems, programming language, and runtime environment, upon which we develop and operate our products. We are materially reliant upon licenses with the following third party vendors InterSystems Corporation, Oracle, Microsoft, Quovadx, the American Medical Association (AMA), and the American Hospital Association (AHA). All application software companies, including QuadraMed and our competitors, are reliant on licensed technology and third party components for the development and operation of their software products. Therefore, we believe that our reliance on licensed technology does not place us at a competitive disadvantage. Moreover, as discussed above, a key component of our product development strategy is to become platform-independent, which we believe will mitigate the risks of our reliance on third party licenses.

Most of our licenses expire within three to five years. Such licenses can be renewed only by mutual consent. Most of our third party licenses are non-exclusive and competitors may obtain the same or similar technology. Application software companies, including our competitors, are reliant on licensed technology and third-party components for the development and operation of these software products. Therefore, our reliance does not place us at a competitive disadvantage. Our overall strategy is to become platform-independent.

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

Environmental

The company believes that its compliance with federal, state, and local environmental laws and regulations has no material effect on its capital expenditures, earnings, and competitive position.

FDA

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

Software Development

All of the Company’s research and development expense represents software development costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities. It primarily relates to employee compensation and benefit costs. As of December 31, 2003, we had 235 full-time employees engaged in software development. Our software development expense was $23.1 million, $17.5 million and $14.8 million for the years ended December 31, 2003, 2002, and 2001, respectively.

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

In October 2002, a series of securities law class action complaints and a derivative suit were filed by certain of our shareholders against us and certain of our officers and directors. On April 21, 2004, the Court approved the final settlement of the shareholders derivative case. On July 30, 2004, the Court approved the final settlement of the federal securities class action litigation. We were also subject to an investigation and proposed enforcement action by the staff of the Securities and Exchange Commission. On April 30, 2004, that matter was settled with a Cease and Desist Order by the SEC, to which we consented, without admitting or denying the findings in the Order. No fine was assessed against us. The order requires us to cease and desist from violations of the antifraud, periodic reporting and books and records provisions of the Securities Exchange Act of 1934.

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

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

(a) Market Information

Our common stock currently trades on the “Over-the-Counter Bulletin Board” market under the symbol “QMDC.OB.

The following table shows the trading history of our common stock:

Start Date	End Date	Market	Symbol
October 9, 1996	August 29, 2000	Nasdaq National Market	QMDC
August 30, 2000	May 22, 2002	Nasdaq SmallCap Market	QMDC
May 23, 2002	August 22, 2002	Nasdaq National Market	QMDC
August 23, 2002	March 3, 2003	Nasdaq National Market	QMDCE
March 4, 2003*	Present (February 27, 2004)	“Pink Sheets”	QMDC.PK
December 10, 2003	August 18, 2004	Over the Counter Bulletin Board	QMDC.OB

*	On March 4, 2003 our common stock was delisted from the Nasdaq National Market.

On February 27, 2004, the high and low prices for our common stock on the Over-the-Counter Bulletin Board were $3.30 and $3.04 per share respectively.

The following table sets forth the high and low prices for our common stock traded on the Over-the-Counter Bulletin Board for the periods indicated.

Fiscal Year Ended December 31, 2003	High	Low
Quarter ended December 31 (December 10—December 30)	$2.650	$2.250

The following table sets forth the high and low bid and asked prices for our common stock traded on the Pink Sheets for the periods indicated.

Fiscal Year Ended December 31, 2003	High	Low
Quarter ended March 31 (March 4—March 31)	$1.160	$0.349
Quarter ended June 30	$1.950	$0.950
Quarter ended September 30	$2.700	$1.740
Quarter ended December 31 (through December 16)	$2.870	$2.250

The following table sets forth the range of our common stock with high and low closing sales prices as reported on the applicable Nasdaq Market for the periods indicated.

Fiscal Year Ended December 31, 2002 (1)	High	Low
Quarter ended March 31	$11.550	$8.110
Quarter ended June 30	$9.640	$5.570
Quarter ended September 30	$6.980	$1.470
Quarter ended December 31	$3.000	$1.160

Fiscal Year Ended December 31, 2003 (2)	High	Low
Quarter ended March 31 (January 1—March 3)	$2.670	$0.349

(1)	Stock traded on Nasdaq SmallCap Market until May 22, 2002. Stock traded on the Nasdaq National Market starting May 23, 2002.

(2)	Stock traded on the Nasdaq National Market.

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

(d) Recent Sales of Unregistered Securities

On April 17, 2003, we issued $71.0 million of Senior Secured Notes due 2008. In connection with the issuance of the debt, we also issued warrants to purchase 11,586,438 shares of our common stock, of which warrants for 11,303,842 shares were issued to purchasers of the debt and warrants for 282,596 shares were issued to Philadelphia Brokerage Corporation as compensation for services provided with the offering. On June 10, 2003, Philadelphia Brokerage exercised all of these warrants and was issued 282,596 shares of unregistered common stock. Philadelphia Brokerage is an accredited investor that is unaffiliated with QuadraMed. Upon the exercise of Philadelphia Brokerage’s warrants with an exercise price of $0.01 per share, our total gross proceeds were $2,825.96.

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

The offer and sale of the 2008 Debt and the associated warrants, as well as the offer and sale of restricted stock and options to Mr. Wright, were made pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering, and regulations promulgated thereunder. Based upon the representations and warranties of the purchasers of the 2008 Notes and associated warrants, the Company reasonably believes such purchasers were “accredited investors” as defined in Rule 501(a)(1), (2), (3), (5), (6), or (7) of Regulation D under the Securities Act of 1933 and/or “qualified institutional buyers” within the meaning of Rule 144A of the Securities Act of 1933.

On January 21, 2004, as a result of a Demand Request from a holder of the 2008 Debt under the Registration Rights Agreement entered into with the Purchasers of the 2008 Debt, we filed a Registration Statement on Form S-1 with the SEC to register for resale the 2008 Debt and the shares underlying warrants issued in connection with the 2008 Debt offering. All of the securities being registered are being offered by the holders of the securities. We will not receive any proceeds from the sale of the registered securities. As of November 10, 2004, the Registration Statement has yet to become effective.

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

	Year ended December 31,
(in thousands, except per share amounts)	2003	2002	2001	2000	1999
Consolidated Statement of Operations Data:
Revenue	$125,105	$109,585	$117,046	$121,012	$173,707
Gross margin	$77,984	$64,480	$74,269	$59,048	$113,121
Restatement costs	$7,461	$7,463	$—	$—	$—
Sales & marketing, general & administrative	$66,416	$59,826	$55,975	$80,802	$89,181
Research & development	$22,203	$17,061	$14,813	$24,573	$30,675
Amortization of intangible assets and depreciation (1)	$5,523	$6,198	$9,069	$11,126	$10,459
Loss from operations	$(16,158)	$(18,605)	$(5,588)	$(57,465)	$(48,706)
Interest expense	$9,439	$3,461	$4,741	$6,504	$7,668
Gain on redemption of debentures	$—	$—	$12,907	$—	$—
Income (loss) from continuing operations	$(23,943)	$(20,858)	$11,952	$(39,354)	$(52,527)
Gain on disposal of discontinued operations	$—	$8,776	$—	$—	$—
Net income (loss)	$(23,943)	$(14,362)	$9,413	$(36,675)	$(47,388)
Basic income (loss) per share from continuing operations	$(0.87)	$(0.77)	$0.47	$(1.53)	$(2.20)
Basic net income (loss) per share	$(0.87)	$(0.53)	$0.37	$(1.43)	$(1.99)
Diluted income (loss) per share from continuing operations	$(0.87)	$(0.77)	$0.45	$(1.53)	$(2.20)
Diluted net income (loss) per share	$(0.87)	$(0.53)	$0.35	$(1.43)	$(1.99)

	As of December 31,
(in thousands)	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments	$36,944	$26,191	$32,213	$39,664	$29,732
Total assets	$133,155	$126,927	$125,133	$149,286	$201,759
Deferred revenue	$48,502	$39,492	$30,721	$22,489	$7,258
Working capital	$13,008	$18,137	$32,509	$46,107	$61,030
Long-term debt (2)	$84,225	$73,719	$73,719	$115,000	$115,000
Stockholders’ equity (deficit)	$(16,883)	$(7,235)	$4,221	$(7,166)	$27,512

(1)	Prior to 2002, the Company recorded depreciation expense as a part of cost of services, sales and marketing, general and administrative, and software development expenses.

(2)	Does not include $11.1 million at December 31, 2003 of unamortized discount associated with warrants issued in connection with the 2008 Notes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement on Risks Associated With Forward-Looking Statements

You should read the following discussion in conjunction with our Consolidated Financial Statements and related notes. This Report contains forward-looking statements as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The words “believe”, “expect”, “anticipate”, “predict”, “intend”, “plan”, “estimate”, “may”, “will”, “should”, “could”, and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Report, and in other documents we file with the SEC from time to time.

Overview of 2003 Results

Our operations and financial performance during 2003 were impacted by several challenges, including the required restatement of our financial statements, getting current with our SEC filings and delisting of our common stock by NASDAQ, which, among other things, triggered a repurchase event under our 2005 Debt. Our sales activity was adversely affected because of the restatement and the challenging economic conditions and competition in the marketplace, and the relocation of our finance presence from California to Virginia. However, we were still able to perform and achieve the following financial results:

•	$71.0 million of new debt was issued and $61.8 million of existing debt was repurchased.

•	Total revenue increased $15.5 million or 14.2% to $125.1 million in 2003 from $109.6 million in 2002. The majority of the increase was due to increased license revenue.

•	Gross margin increased $13.5 million or 20.9% to $78.0 million in 2003 from $64.5 million in 2002. As a percentage of revenue, gross margin increased to 62.3% in 2003 from 58.8% in 2002.

•	Loss from operations improved to $16.2 million compared to $18.6 million and improved sequentially over the course of 2003 from a $10.7 million loss in the first quarter to $462,000 of income in the last quarter.

•	Net loss improved sequentially during 2003 as follows: $10.7 million in the first quarter, $6.3 million in the second quarter, $5.2 million in the third quarter and $1.8 million in the fourth quarter.

•	Cash and cash equivalents increased by $13.2 million to $36.9 million at December 31, 2003 from $23.7 million at December 31, 2002.

•	Cash flows from operations provided $802,000 in 2003 compared to a use of $982,000 in 2002.

•	Deferred revenue increased $9.0 million or 22.8% to $48.5 million in 2003 from $39.5 million in 2002 due to the increase in the size and volume of new contracts.

•	Days sales outstanding at December 31, 2003 was under 80 days as compared to over 120 days early in 2003.

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

Our license revenue consists of fees for licenses of proprietary and third-party software. Cost of license revenue primarily includes the cost of third-party software and royalties, and amortization of capitalized software. Our services revenue consists of maintenance, software installation, customer training and consulting services related to our license revenue, fees for providing management services, such as accounts receivable and payment collection outsourcing, specialized staffing, analytical services and seminars. Cost of services consists primarily of salaries, benefits, and allocated costs related to providing such services. Hardware revenue includes third party hardware used to support our software installation. Cost of hardware revenue consists of third party equipment and installation.

We sell our products through our direct sales force. Our license agreements for such products do not provide for a right of return, and historically product returns have not been significant.

We recognize revenue on our software products in accordance with AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended; SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts; and SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition.

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

We allocate revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the maintenance portion of the arrangement based as if sold separately and measured by the renewal rate offered to the customer. The professional services portion of the arrangement is based on hourly rates which we charge for these services when sold separately from software. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The proportion of revenue recognized upon delivery may vary from quarter to quarter depending upon the mix of licensing arrangements, perpetual or term-based, and the determination of vendor-specific objective evidence (“VSOE”) of fair value for undelivered elements.

Certain of our perpetual and time-based licenses include unspecified upgrades. We recognize revenue from these contracts ratably over the term of the arrangement.

Contract accounting is applied where services include significant software modification, installation or customization. In such instances, the services and license fee is accounted for in accordance with SOP 81-1, whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and judgment related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting can affect the amounts of revenue and related expenses reported in its consolidated financial statements.

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

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. This generally results from deferred maintenance, software installation, consulting and training services not yet rendered; and license revenue deferred until all revenue requirements have been met or as services have been performed. Additionally, there are term-based licenses for which revenues are recognized over the term of the contract, which is generally one year. Unbilled receivables are established when revenue is deemed to be recognized, based on our revenue recognition policy, however, we do not have the right to bill the customer per the contract terms.

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

Goodwill.    On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are to be separately disclosed on the balance sheet, and are no longer amortized but subject to annual impairment tests or whenever changes in circumstances indicate that the fair value of the Company is less than the carrying value.

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

Other Intangible Assets.    Other intangible assets primarily relate to developed technology, trademarks and customer lists acquired in our business acquisitions. Other intangible assets also include acquired software whose amortization is included in cost of sales. On January 1, 2002, we adopted the provisions of SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. The provisions of this statement did not have a significant impact on our financial condition or operating results.

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

In November 2003, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No 128,” which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance would be applicable to the Company starting with the third quarter beginning July 1, 2004. The Company is currently evaluating the potential impact of this pronouncement on its financial statements.

Results of Operations

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Year ended December 31,
	(In thousands, except percentages)
	2003		2002		2001
Revenue
Services and other	$79,193	63.3%	$77,539	70.8%	$82,477	70.5%
Licenses	45,912	36.7	32,046	29.2	34,569	29.5

Total revenue	125,105	100.0	109,585	100.0	117,046	100.0

Cost of revenue
Cost of services and other	38,463	48.6	35,415	45.7	33,841	41.0
Cost of licenses	8,658	18.9	9,690	30.2	8,936	25.9

Total cost of revenue	47,121	37.7	45,105	41.2	42,777	36.5

Gross margin	77,984	62.3	64,480	58.8	74,269	63.5

Operating expenses
General and administrative	43,983	35.2	38,478	35.1	35,265	30.1
Sales and marketing	22,433	17.9	21,348	19.5	20,710	17.7
Research and development	22,203	17.7	17,061	15.6	14,813	12.6
Amortization and other operating charges	5,523	4.4	6,198	5.6	9,069	7.8

Total operating expenses	94,142	75.3	83,085	75.8	79,857	68.2

Loss from operations	$16,158	12.9%	$18,605	17.0%	$5,588	4.8%

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

Moderate sequential increases in total revenue took place over the first three quarters of 2003. Total revenue was approximately $29.5 million, per quarter, in the first three quarters of 2003 versus an average of $26.4 million, per quarter, in the first three quarters of 2002. Total revenue for the fourth quarter of 2003 of $36.7 million increased $7.0 million over third quarter 2003 and $6.2 million over fourth quarter 2002. The increases are primarily attributable to license revenue. $2.3 million relates to annual customer acceptance of one Affinity contract, $1.7 million to completing the installation of HIM contracts in the fourth quarter of 2003 and more than $1.1 million to new HIM contracts signed in the fourth quarter of 2003.

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

License revenue for HIM software products increased $6.9 million primarily due to acceptance and completion of installation and introduction of Quantim suite of products at the end of fiscal year 2002. License revenue from Quantim Coding and Record Management products increased by approximately $4.8 million and $0.8 million, respectively, offset by a decrease in nCoder products of $0.9 million. No single customer accounts for a significant portion of the Quantim Coding and Record Management increase. Increased productivity within operations resulted in the increase in acceptance and completion of installation of HIM software product. Government HIM revenue increased by $2.2 million year over year due to increased sales during 2003. Government contracts are primarily term based and recognized ratably over 12 months.

License revenue related to the Enterprise product solutions increased $7.0 million primarily due to timing of revenue recognition on a number of large contracts entered into the latter half of 2002. This resulted in increased revenue for Affinity, PFS, and Performance Measurement products of approximately $3.1 million, $0.8 million and $0.7 million, respectively. License revenue from EDI, Contract Management and MPI products also increased by approximately $0.5 million, $0.4 million and $0.1 million, respectively. In addition, there was a full year of license revenue in 2003, from the acquisition of Pharmacy Data Systems, Inc. (PDS) in June 2002 which accounted for an increase of $1.4 million. Additionally, there was a large contract where revenue was recognized at December 31, 2003 upon the expiration of a cancellation privilege, resulting in approximately $2.5 million of the $3.1 million increase in Affinity revenue.

Revenue recognized for the year ended December 31, 2003 includes:

•	amounts initially recorded as deferred revenue in which the Company has now completed its contractual commitments;

•	service revenue relating to installation, training, seminars and financial services during the period; and

•	revenues recognized on a cash-basis after the Company’s contractual commitment has been completed and cash has been received from the customer.

The following table is a summary roll forward schedule of the deferred revenue (in thousands):

For year ended December 31, 2003
(unaudited)
Deferred revenue, beginning balance	$39,492
Add: revenue deferred	114,428
Less: deferred revenue recognized	(105,418)

Deferred revenue, ending balance	$48,502

Cost of Revenue and Gross Margin

Cost of Services and Other. Cost of services and other consists of salaries and related expenses associated with services performed for customer support and implementation and consulting services as well as third-party hardware costs. Cost of services and other increased $3.1 million or 8.8%, to $38.5 million in 2003 from $35.4 million in 2002. As a percentage of services and other revenue, cost of services and other was 48.6% in 2003 compared to 45.7% in 2002.

The increase was mainly due to increases in salary, bonuses and related benefits of $3.7 million, offset by a reduction in operating expenses of $1.1 million. Salary, bonuses and related benefits increased approximately $2.4 million and $1.3 million in the Enterprise division and HIM software division, respectively. In addition, there was a slight increase in Enterprise division hardware costs of $500,000 which corresponds to the increase in hardware revenue as well as recognition of deferred costs related to the applicable recognition of revenue based on completed contract. The Financial Services division cost of services was flat year over year.

Cost of Licenses. Cost of license consists primarily of third party software, royalties and amortization of capitalized software. A significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to third-party software embedded within our software applications. Generally, royalty fees for third-party licenses will fluctuate based on revenue or the number of the Company’s customers and therefore will fluctuate on a quarter to quarter basis. Cost of license decreased $1.0 million or 10.3% to $8.7 million in 2003 from $9.7 million in 2002. The decrease was associated with a reduction in third party software licenses related to Affinity product sales and a decrease in amortization of acquired software. The cost of third-party software royalties and licenses, as a percentage of total cost of revenue, was approximately 9.3%, 9.6% and 6.5% for the years ended December 31, 2003, 2002 and 2001, respectively.

Gross Margin. Total gross margin increased $13.5 million or 20.9% to $78.0 million in 2003 from $64.5 million in 2002. The increase in gross margin is primarily attributable to the higher software license revenue in 2003, which has higher margins relative to services and other revenue.

The HIM software division contributed an $9.1 million increase in gross margin for the year, due to increased license revenue in 2003. There was an increase of $1.0 million in cost of services and other in the year. The Enterprise division gross margin also increased $7.3 million in 2003 predominately related to the license revenue growth offset by the costs in services and other.

The Financial Services division gross margins decreased $2.9 million in 2003 as expenses could not be reduced to offset the decline in revenue.

Operating Expenses

General and Administrative. General and administrative expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administrative expenses increased $5.5 million or 14.3% to $44.0 million in 2003 from $38.5 million in 2002. As a percentage of total revenue, general and administrative expense was 35.2% in 2003 compared to 35.1% in 2002.

The increase in general and administrative expense was primarily due to an increase in salaries, and related benefits of $1.7 million, retention bonuses for key personnel and incentive bonus expense due to achieving financial targets in 2003 of $2.2 million, $1.2 million increase to bad debt expense, less other reductions of operating expenses of $400,000.

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

Sales and Marketing. Sales and marketing expense includes costs associated with our sales and marketing personnel and product marketing personnel and consists primarily of compensation and benefits, commissions and bonuses and promotional and advertising expenses. Sales and marketing expense increased $1.1 million or 5.2% to $22.4 million in 2003 compared to $21.3 million in 2002. As a percentage of revenue, sales and marketing expense was 17.9% compared to 19.5% in 2002.

The majority of the increase was related to salary, bonus and related benefits due to headcount increases and achieving targets on bonuses of $2.2 million offset by a decrease in marketing events and other operating expenses of $1.1 million in the Enterprise division.

Software Development. Software development expense includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities and primarily relates to compensation and benefits costs. Software development expenses increased $5.1 million or 29.8%, to $22.2 million in 2003 from $17.1 million in 2002. As a percentage of revenue, software development expense was 17.7% in 2003 compared to 15.6% in 2002.

The increase in software development expense was primarily due to the continued development of key products in the Enterprise division which was responsible for $4.0 million of such expense. The substantial increase in development investment was targeted at the continued development of advanced clinical systems including Computerized Physician Order Entry. Software development expenses in the HIM Software division were targeted at development of new modules of the Quantim suite of healthcare information management products including Quantim Abstracting, and Quantim Electronic Document Management. There were no capitalized software costs from software development in 2003 compared to $1.8 million in 2002.

Amortization of Intangible Assets and Depreciation. Amortization of intangible assets represents amortization of identifiable intangible assets and in-process research and development. Amortization of intangible assets decreased $675,000 to $5.5 million in 2003 compared to $6.2 million in 2002. The decrease is mainly due to a decrease in depreciation of $200,000 and a write-off of in-process research and development expense of $400,000 associated with the acquisition of PDS in 2002.

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

Cost of Revenue

Cost of Services and Other. Cost of services and other consists of salaries and related expenses associated with services performed for customer support and consulting services as well as third-party hardware costs. Cost of services in 2002 was $35.4 million, an increase of $1.6 million or 4.7% from $33.8 million in 2001. The increase was related to increased costs at each division, with the Financial Services, Enterprise and HIM Software Divisions contributing $1.1 million, $300,000 and $200,000 to the increase, respectively. The increases result from increased salaries and benefits of approximately $900,000 and $1.3 million in expenses due to analysis of various accounts as part of the restatement review offset by a decrease in depreciation expense of $600,000 as the Company recorded depreciation expense within amortization of intangible assets and depreciation on the Consolidating Statement of Operations starting 2002.

Cost of Licenses. Cost of licenses consists of third party royalties and amortization of capitalized software. Cost of licenses increased $800,000 to $9.7 million in 2002 from $8.9 million in 2001. The increase was mainly due to amortization of acquired software of $766,000 included in cost of licenses in 2003.

Operating Expenses

General and Administration. General and administration expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administrative expenses were $38.5 million in 2002, an increase of $3.2 million or 9.1% compared to $35.3 million in 2001. As a percentage of total revenue, general and administration expense increased to 35.1% in 2002 from 30.1% in 2001. The increase was primarily due to an increase in accountants’, consultants’ and attorneys’ fees, as part of the restatement process in the year of approximately $7.5 million, offset by other operating costs.

Sales and Marketing. Sales and marketing expense includes costs associated with our sales and marketing personnel and consists of compensation and benefits, commissions, promotional and advertising expenses. Sales and marketing expense increased by only $638,000 in 2002 to $21.3 million from $20.7 million in 2001.

Software development. Software development expense includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities, and primarily includes compensation and benefits expense. Software development expense for 2002 was $17.1 million, a 15.5% increase from 2001. Software development expenses increased to 15.6% of revenue in 2002 from 12.6% in 2001. The increase in software development expense was due to increased product development efforts on the Computerized Physician Order Entry product. In addition to these expenses, we capitalized $1.8 million in development costs representing 10% of research and development expenditures in 2002, compared to $1.8 million or 12.2% of expenditures in 2001, on products qualifying for capitalization under the definition of technological feasibility.

Amortization, Impairment and Depreciation. Amortization of intangible assets and depreciation were $6.2 million and $9.1 million in 2002 and 2001 respectively. Amortization of intangible assets declined to $2.5 million in 2002 from $6.2 million in 2001 as certain assets reached the end of their amortized lives and goodwill was not amortized in 2002 compared to $3.4 million amortized in 2001. Depreciation expense of $3.9 million was included in 2002. Prior to 2002, the Company recorded depreciation expense as a part of cost of services, sales and marketing, general and administrative, and software development expenses.

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

Deferred revenue increased by $9.0 million from December 31, 2003 to December 31, 2002 primarily due to $5.3 million related to HIM government, $2.6 million in other HIM software division and $1.1 million in Enterprise Division sales. The increase in HIM government deferred revenue is due to the increase in sales in 2003 compared to 2002. Government contracts are primarily term-based and recognized ratably over twelve months. The balance in deferred revenue is a result of software maintenance and term-based licenses. Maintenance revenue is recognized ratably over the maintenance term, and term-based licenses are recognized over the term of the contract, which are both generally one year. In most instances, except for training, seminars and financial services, deferred revenue is increased when the Company invoices a customer, and is decreased when revenue is recognized based on percentage completion or obtainment of a milestone in the customer contract. Unbilled revenue is revenue recorded which has not been invoiced. Invoices that have been issued and remain uncollected are recorded in the deferred revenue and accounts receivable balances. In determining the allowance for doubtful accounts the Company excludes invoices that remain recorded both in deferred revenue and accounts receivable since no revenue has been recognized on these balances.

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

As of December 31, 2003, we had $36.9 million in cash and cash equivalents as compared with $33.2 million as of September 30, 2003, The increase results from a net loss of $1.8 million offset by non-cash expenses of $5.2 million, a $1.3 million increase in working capital, $2.4 million of short-term investments which matured in the fourth quarter of 2003 and $800,000 of expenditures on property and equipment. Accounts payable decreased by $1.6 million from September 30, 2003 to December 31, 2003, reflecting the timing of payments. Accrued payroll and related expenditures increased by $3.0 million from September 30, 2003 to December 31, 2003, reflecting both retention and company-wide incentive bonuses of $2 million. $600,000 in salary and related costs were associated with the closure of our San Rafael office. Finally, other accrued liabilities decreased by $1.6 million related to the October coupon payment on our 2008 Debt.

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

Cash provided by (used in) operating activities was $(6.4) million, $1.0 million, $4.1 million and $2.1 million, sequentially for the four quarters of 2003. The changes primarily relate to the reduction in net loss during the year, $(10.7) million, $(6.3) million, $(5.2) million, and $(1.8) million per quarter respectively, from the first through fourth quarters of 2003 as adjusted for non-cash depreciation and amortization and bad debt charges which averaged a combined $3.6 million per quarter and reductions in working capital of $1.5 million, $3.8 million, $6.2 million and $(1.3) million per quarter respectively, from the first through fourth quarters of 2003.

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of December 31, 2003 (in thousands):

Contractual Obligations	Total	Payments Due by Period
		Less than 1 year	1-3 years	3-5 years	After 5 years
Principal on long-term debt (1)	$85,671	$—	$11,931	$73,740	$—
Interest on long-term debt	32,604	6,482	15,061	11,061	—
Operating leases	26,514	4,543	7,867	7,389	6,715
Other long-term obligations	966	483	483	—	—

Total contractual cash obligations	$145,755	$11,508	$35,342	$92,190	$6,715

Other Commercial Commitments
Standby letters of credit	$4,076	$1,100	$0	$2,620	$356

Total commercial commitments	$4,076	$1,100	$0	$2,620	$356

(1)	Includes $1,446,000 of interest, which will be converted to principal when the coupon payment becomes due in April 2004 in accordance with the provisions of the debt agreement.

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

We do business directly and through our subsidiaries, all of which are wholly owned and operated under common management. Our cash flow and our ability to service our debt depend upon the earnings of our subsidiaries and on the distribution of earnings, loans or other payments by our subsidiaries to us. Distributions to us from our subsidiaries are most often made as dividends on the stock of a particular subsidiary and sometimes as an intercompany loan. We do not have arrangements or agreements with our subsidiaries that entitle us to distributions of earnings, loans or other payments other than our ownership of all of our subsidiaries’ stock. However, because our subsidiaries do not have material indebtedness or obligations for which QuadraMed is not also liable, we do not believe that there is any significant risk that our subsidiaries would be precluded from distributing funds which we would need to satisfy our obligations under our indebtedness. Payments to us by our subsidiaries will be determined, in the case of each subsidiary, according to the subsidiary’s earnings, business condition, and other business considerations. In the unlikely event that our subsidiaries could not distribute the funds that we need to satisfy our obligations, we would seek alternative equity or debt financing. We believe that we will have sufficient liquidity and capital resources to fund our scheduled debt and other obligations through the next twelve months.

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

As the date of this filing, the Company has implemented procedures to report movements in deferred revenue on an overall roll forward basis. We are also in the process of upgrading our computer software which is expected to be completed in the second half of 2004. The Company believes that the costs associated with implementing these processes and computer software to be immaterial.

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

The 2008 Debt Is Structurally Subordinated. This May Affect Your Ability to Receive Payments on the Debt.

We conduct a substantial portion of our operations through our subsidiaries, all of which are wholly owned and operated under common management. Our subsidiaries are separate and distinct legal entities. The notes are obligations exclusively of QuadraMed Corporation, and our subsidiaries have not guaranteed the notes. Our cash flow and our ability to service our debt, including the 2008 Debt, depend upon the earnings of our subsidiaries and on the distribution of earnings, loans or other payments by our subsidiaries to us. Distributions to us from our subsidiaries are most often made as dividends on the stock of a particular subsidiary and sometimes as an intercompany loan. We do not have arrangements or agreements with our subsidiaries that entitle us to distributions of earnings, loans or other payments other than our ownership of all of our subsidiaries’ stock. Payments to us by our subsidiaries will be determined, in the case of each subsidiary, according to the subsidiary’s earnings, business condition, and other business considerations.

Because we conduct our business largely through our subsidiaries, claims of creditors of such subsidiaries will generally have priority over such subsidiaries’ assets ahead of our claims and the holders of our indebtedness (including the 2008 Debt). Accordingly, the 2008 Debt will be effectively subordinated to all existing and future indebtedness and other liabilities and commitments of our subsidiaries, including trade payables. Any right of ours to receive assets of any subsidiary upon the liquidation or reorganization of such subsidiary (and the consequent rights of the holders of the 2008 Debt to participate in those assets) will be effectively subordinated to the claims of such subsidiary’s creditors, except to the extent that we ourselves are recognized as a creditor, in which case our claims would still be subordinate to any security in the assets of such subsidiary and any indebtedness of such subsidiary senior to that held by us. Because our subsidiaries do not have material indebtedness or obligations for which the Company is not also liable, we do not believe that there is any significant risk that our subsidiaries would be precluded from distributing funds which we would need to satisfy our obligations under our indebtedness.

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

In addition to the foregoing, a significant percentage of our total cost of revenue is attributable to the cost of third party software royalties and licenses relating to third party software embedded within our software applications. The cost of third-party software royalties and licenses, as a percentage of total cost of revenue, was approximately 9.1%, 9.6% and 6.5% for the years ended December 31, 2003, 2002 and 2001, respectively. Generally, royalty fees for third party licenses will fluctuate based on revenue or the number of our customers and therefore will fluctuate on a quarter to quarter basis.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We invest in high-quality issuers, including money market funds, corporate debt securities, and debt securities issued by the United States government and U.S. governmental agencies. We have a policy of investing in securities with maturities of two years or less. We do not invest in derivative financial or foreign investments.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, (in thousands, except average interest rates).

	Aggregate Fair Value		Weighted Average Interest Rate
	2003	2002	2003	2002
Cash and cash equivalents
Cash(1)	$10,060	$12,896
Money Market funds	26,884	10,767	1.08%	1.10%

Total cash and cash equivalents	$36,944	$23,663

Short-term investments
Corporate debt securities	$—	$2,528		1.68%

Long-term investments
Corporate debt securities	$477	$529	5.27%	5.57%
Debt issued by the U.S. government	908	768	5.04%	4.70%

Total long-term investments	$1,385	$1,297

(1)	Excluded from the fair value of the principal amounts of cash is $3,975, which is restricted cash that is held in escrow for rental properties, and meeting customer performance expectations.

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

Foreign Currency Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. Changes in foreign exchange rates did not materially impact our results of operations. For six months ended June 30, 2004, less than 1% of total revenue was denominated in currencies other than the United States dollar and less than 1% of our total direct and operating costs were incurred in currencies other than the United States dollar.

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

P&B’s reports on our financial statements for the fiscal years 2000 and 2001 and any subsequent interim period did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. There were no disagreements between QuadraMed and P&B on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of P&B, would have caused them to make reference to the subject matter of such disagreements in connection with their reports during our fiscal years 2000 and 2001, and any subsequent interim period.

Furthermore, during QuadraMed’s fiscal years 2000 and 2001, and any subsequent interim period, P&B never advised QuadraMed that it had concerns with our internal controls, management’s representations, financial statements prepared by management, scope of their audit, or previously issued financial statements and Reports of Independent Auditors.

We asked P&B to provide us with a letter addressed to the SEC stating whether it agreed with QuadraMed’s disclosures and, if not, to specify in which respects it did not agree. A copy of such letter, dated May 15, 2002, was filed as an exhibit to our Amended Current Report on Form 8-K/A with the SEC on October 18, 2002.

On April 5, 2002 the Audit Committee appointed, and the Board of Directors approved, PricewaterhouseCoopers LLP (“PwC”) to act as QuadraMed’s independent public accountants for the fiscal year ended December 31, 2002. On April 28, 2003 QuadraMed dismissed PwC as its independent public accountants following a decision by the Audit Committee and on May 5, 2003 a Form 8-K was filed with the SEC.

PwC did not report on our consolidated financial statements for any fiscal year. During their retention as our independent accountants from April 5, 2002 through April 28, 2003, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused them to make reference thereto in their report on the consolidated financial statements.

PwC did, however, inform both management and our Audit Committee of its concerns regarding material weaknesses in the company’s system of internal controls, policies and procedures, including the adequacy and reliability of certain financial information, and certain financial personnel. Specifically, PwC reported material weaknesses in 1) the accounting for software revenue and related expense recognition, 2) the reporting of discontinued operations, 3) the accounting for the company’s investment in certain non-consolidated subsidiaries, 4) the accounting for certain life insurance contracts and the Supplemental Executive Retirement Plan (“SERP”), 5) the accounting and reporting of non-recurring charges, 6) the accounting for stock-based compensation, 7) the accounting and reporting of capitalized software development costs, 8) the accounting for income taxes, 9) the documentation supporting the accounting for certain business combinations, and 10) timely analysis and reconciliation of general ledger accounts. PwC further stated that these material weaknesses would require PwC to expand the scope of its uncompleted audit of fiscal year 2002, and that its findings to date may materially impact the fairness and reliability of our previously issued financial statements as previously filed with the SEC and the report of the prior independent public accountants on those financial statements. We requested that PwC furnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated May 5, 2003, was filed with our Current Report on Form 8-K with the SEC on May 5, 2003.

As a result of the matters discussed above, as well as management’s discovery and analysis of accounting and financial reporting errors, the Audit Committee concluded at a meeting on August 9, 2002 that the restatement of the Company’s consolidated financial statements for the years ended December 31, 2001 and 2000 and the unaudited condensed consolidated financial statements for the quarter ended March 31, 2002, was required. Deloitte & Touche LLP (“Deloitte”) was engaged to perform forensic accounting and other services in connection with accounting, disclosure and other issues that resulted in the restatements and rendered an extensive report to the Audit Committee and the Company. The Audit Committee re-engaged Pisenti & Brinker, LLP (“P&B”), the Company’s independent public accountants who immediately preceded PwC, to reaudit the years ended December 31, 2000 and 2001.

In October 2002, the Audit Committee further concluded after additional meetings that the year ended December 31, 1999, a year previously audited by Arthur Andersen LLP, required restatement as well, for the same reasons as mentioned above. Upon the completion of the audit of the restated years by P&B, we filed an amended Form 10-K/A for the year ended December 31, 2001 on June 6, 2003, and an amended Form 10-Q/A for the period ended March 31, 2002 on August 15, 2003.

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

As the date of this filing, the Company has implemented procedures to report movements in deferred revenue on an overall roll forward basis. We are also in the process of upgrading our computer software which is expected to be completed in the second half of 2004. The Company believes that the costs associated with implementing these processes and computer software to be immaterial.

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

QUADRAMED CORPORATION

Date:	November 10, 2004	By:	/s/ LAWRENCE P. ENGLISH
Lawrence P. English Chairman, Chief Executive Officer (Principal Executive Officer)

Date:	November 10, 2004	By:	/s/ John C. Wright
John C. Wright Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ LAWRENCE P. ENGLISH Lawrence P. English	Chairman, Chief Executive Officer (Principal Executive Officer)	November 10, 2004

/s/ JOHN C. WRIGHT John C. Wright	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	November 10, 2004

/s/ F. SCOTT GROSS* F. Scott Gross	Director	November 4, 2004

/s/ WILLIAM K. JURIKA* William K. Jurika	Director	November 5, 2004

/s/ ROBERT L. PEVENSTEIN Robert L. Pevenstein	Director	November 4, 2004

/s/ MICHAEL J. KING Michael J. King	Director	November 5, 2004

/s/ CORNELIUS T. RYAN Cornelius T. Ryan	Director	November 9, 2004

/s/ JOSEPH L. FESHBACH Joseph L. Feshbach	Director	November 9, 2004

/s/ ROBERT W. MILLER Robert W. Miller	Director	November 9, 2004

/s/ JAMES E. PEEBLES James E. Peebles	Director	November 4, 2004

EXHIBIT INDEX

Certain of the following exhibits have been previously filed with the SEC and are incorporated herein by reference from the document described in parentheses. Certain others are filed herewith.

Exhibit Number	Exhibit Description

2.1	Asset Purchase Agreement, by and among, QuadraMed Corporation, QuadraMed Operating Corporation, OAO Technology Solutions, Inc., and OAO Transaction, LLP, dated as of August 16, 2001. (Exhibit 2.3 to our Current Report on Form 8-K, as filed with the SEC on August 21, 2001.)

3.1	Amended and Restated Bylaws of QuadraMed. (Exhibit 3.1 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

3.2	Third Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.5 to our Annual Report Amended on Form 10-K/A, as filed with the SEC on August 24, 1998.)

3.3	Amendment to the Third Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.3 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock certificate. (Exhibit 4.2 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

4.3	Purchase Agreement, dated as of April 27, 1998, by and among QuadraMed Corporation and the Initial Purchasers named therein. (Exhibit 1.1 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.4	Securities Purchase Agreement, dated as of April 17, 2003, among QuadraMed Corporation and certain investors listed on the signature pages attached thereto. (Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.5	Form of Note. (Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.6	Warrant Agreement dated as of April 17, 2003, by and between QuadraMed Corporation and The Bank of New York, as warrant agent. (Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.7	Indenture, dated as of April 17, 2003, between QuadraMed Corporation and the Bank of New York, as trustee. (Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.8	Registration Rights Agreement, dated as of April 17, 2003, among QuadraMed, the investors listed on the signature pages thereto, and Philadelphia Brokerage Corporation. (Exhibit 4.5 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.9	Security Agreement, dated as of April 17, 2003, made by QuadraMed Corporation in favor of The Bank of New York, as collateral agent. (Exhibit 4.6 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.10	Form of Warrant to Purchase Common Stock. (Exhibit 4.11 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

4.11	Subordinated Indenture, dated as of May 1, 1998, between QuadraMed and The Bank of New York. (Exhibit 4.6 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.12	Officers’ Certificate delivered pursuant to Sections 2.3 and 11.5 of the Subordinated Indenture. (Exhibit 4.7 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.13	Registration Rights Agreement dated April 27, 1998, by and among QuadraMed and the Initial Purchasers named therein. (Exhibit 4.8 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

Exhibit Number	Exhibit Description

4.14	Form of Global Debenture. (Exhibit 4.9 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.15	Form of Certificated Debenture. (Exhibit 4.10 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

10.1	1996 Stock Incentive Plan of QuadraMed. (Exhibit 10.1 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.2	1996 Employee Stock Purchase Plan of QuadraMed. (Exhibit 10.2 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.3	Summary Plan Description, QuadraMed Corporation 401(k) Plan. (Exhibit 10.3 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.4	Form of Indemnification Agreement between QuadraMed and its directors and executive officers. (Exhibit 10.4 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.5	1999 Supplemental Stock Option Plan for QuadraMed. (Exhibit 10.5 to our annual report on Form 10-K, as filed with the SEC on March 30, 2000, as amended by May 1, 2000.)

10.6	Separation Agreement dated June 12, 2000, between James D. Durham and QuadraMed. (Exhibit 10.64 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

10.7	Separation Agreement dated June 12, 2000, between John V. Cracchiolo and QuadraMed. (Exhibit 10.65 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

10.8	Employment Agreement dated June 12, 2000, between Lawrence P. English and QuadraMed. (Exhibit 10.66 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

10.9	Amendment of Employment Agreement dated September 20, 2001, between Lawrence P. English and QuadraMed. (Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.10	Employment Agreement dated April 1, 1999, between Michael S. Wilstead and QuadraMed. (Exhibit 10.53 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the SEC on August 16, 1999.)

10.11	Amendment of Employment Agreement dated September 20, 2001, between Michael S. Wilstead and QuadraMed. (Exhibit 10.9 to our Quarterly Report on form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.12	Employment Agreement dated August 16, 2000, between Dean Souleles and QuadraMed. (Exhibit 10.67 to our annual report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on April 2, 2001.)

10.13	Amendment of Employment Agreement dated September 19, 2001, between Dean Souleles and QuadraMed. (Exhibit 10.7 to our Quarterly Report on form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.14	Second Amendment of Employment Agreement dated November 8, 2002, between Dean Souleles and QuadraMed. (Exhibit 10.14 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.15	Employment Agreement dated April 15, 2003, between Charles J. Stahl and QuadraMed. (Exhibit 10.73 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on September 19, 2003.)

10.16	Employment Agreement dated June 1, 2001, between Frank Pecaitis and QuadraMed. (Exhibit 10.16 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

Exhibit Number	Exhibit Description

10.17	Lease dated November 19, 1998 for facilities located at 22 Pelican Way, San Rafael, California. (Exhibit 1.7 to our Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC on March 30, 2000.)

10.18	Lease dated November 26, 2001 for facilities located at 1050 Los Vallecitos Boulevard, San Marcos, California. (Exhibit 10.18 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.19	Lease dated June 15, 2001 for facilities located at 12110 Sunset Hills Road, Reston, Virginia. (Exhibit 10.19 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.20	Employment Agreement dated July 9, 2003, between John C. Wright and QuadraMed Corporation. (Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22. 2004.)

10.21	Inducement Stock Agreement dated July 9, 2003, by and between John C. Wright and QuadraMed Corporation. (Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22. 2004.)

10.22	Restricted Stock Agreement dated July 9, 2003, by and between John C. Wright and QuadraMed Corporation. (Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22. 2004.)

10.23	Amendment of Employment Agreement dated October 5, 2003, by and between Charles J. Stahl and QuadraMed Corporation. (Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22. 2004.)

10.24	Stock Issuance Agreement dated December 30, 2003, by and between Lawrence P. English and QuadraMed Corporation. (Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22. 2004.)

10.25	Stock Issuance Agreement dated December 30, 2003, by and between Michael S. Wilstead and QuadraMed Corporation. (Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22. 2004.)

10.26	Value Added Remarketing Agreement dated June 26, 1989, by and between InterSystems Corporation and the Compucare Company. (Exhibit 10.28 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25. 2004.)

10.27	Amendment to VAR Agreement between QuadraMed Affinity Corporation and InterSystems Corporation. (Exhibit 10.29 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25. 2004.)

14.1	QuadraMed Corporation Code of Ethics for Principal Executive Officers and Senior Financial Officers. (Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22. 2004.)

16.1	Letter from Pisenti & Brinker LLP dated May 15, 2002 regarding a change in certifying accountant. (Exhibit 16.1 to our Amended Current Report on Form 8-K/A, as filed with the SEC on October 18, 2002.)

16.2	Letter from PricewaterhouseCoopers LLP dated May 5, 2003 regarding a change in certifying accountant. (Exhibit 16.1 to our Current Report on Form 8-K, as filed with the SEC on May 5, 2003.)

21.1	QuadraMed Corporation subsidiaries. (Exhibit 21.1 to our Registration Statement on Form S-1, No. 333-112040 as filed on January 21, 2004.)

23.1 **	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

23.2 **	Consent of Pisenti & Brinker, LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (set forth in the signature page hereto).

31.1 **	Section 302 Certification—CEO

31.2 **	Section 302 Certification—CFO

32.1 **	Section 1350 Certification—CEO

32.2 **	Section 1350 Certification—CFO

**	Filed herewith

QUADRAMED CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

San Jose, California

February 11, 2004, except for the first paragraph of Note 18,

    as to which the date is July 30, 2004 and the second paragraph of Note 18,

    as to which the date is April 30, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

QUADRAMED CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2003	2002	2001
Revenue
Services and other	$79,193	$77,539	$82,477
Licenses	45,912	32,046	34,569

Total revenue	125,105	109,585	117,046

Cost of revenue
Cost of services and other	38,463	35,415	33,841
Cost of licenses	8,658	9,690	8,936

Total cost of revenue	47,121	45,105	42,777

Gross margin	77,984	64,480	74,269

Operating expenses
General and administration	43,983	38,478	35,265
Sales and marketing	22,433	21,348	20,710
Research and development	22,203	17,061	14,813
Amortization of intangible assets and depreciation (1)	5,523	6,198	9,069

Total operating expenses	94,142	83,085	79,857

Loss from operations	(16,158)	(18,605)	(5,588)

Other income (expense)
Interest expense	(9,439)	(3,461)	(4,741)
Interest income	591	696	2,034
Gain on sale of assets	—	1,500	7,088
Gain on redemption of debentures	—	—	12,907
Other income (expense), net	1,015	(988)	402

Other income (expense)	(7,833)	(2,253)	17,690

Income (loss) from continuing operations before income taxes	(23,991)	(20,858)	12,102
Benefit (provision) for income taxes	48	—	(150)

Income (loss) from continuing operations	(23,943)	(20,858)	11,952
Income (loss) from discontinued operations (net of income taxes)	—	(2,280)	(2,539)
Gain on disposal of discontinued operations (net of income taxes)	—	8,776	—

Net income (loss)	$(23,943)	$(14,362)	$9,413

Income (loss) per share
Basic
Continuing operations	$(0.87)	$(0.77)	$0.47
Discontinued operations	—	0.24	(0.10)

Net income (loss)	$(0.87)	$(0.53)	$0.37

Diluted
Continuing operations	$(0.87)	$(0.77)	$0.45
Discontinued operations	—	0.24	(0.10)

Net income (loss)	$(0.87)	$(0.53)	$0.35

Weighted average shares outstanding
Basic	27,405	26,915	25,566

Diluted	27,405	26,915	26,523

(1)	Prior to 2002, the Company recorded depreciation expense as a part of cost of services, sales and marketing, general and administrative, and software development expenses.

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

Restatement

In 2002, QuadraMed’s management discovered accounting and reporting errors within its Quarterly Report on Form 10-Q as filed for the three months ended March 31, 2002 and its 2001 Annual Report on Form 10-K as filed for the years ended December 31, 2001, 2000 and 1999. These errors resulted in management determining that the reports for these years needed to be restated. In June 2003, QuadraMed amended and restated its December 31, 2001 Annual Report on Form 10-K/A. In August 2003, QuadraMed amended and restated its March 31, 2002 Quarterly Report on Form 10-Q/A.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition—QuadraMed’s revenue is principally generated from three sources: (i) licensing arrangements, (ii) services and (iii) hardware.

The Company’s license revenue consists of fees for licenses of the proprietary and third-party software. Cost of license revenue primarily includes the costs of third-party software and royalties, and amortization of capitalized software. The Company’s services revenue consists of maintenance, software installation, customer training and consulting services related to our license revenue, fees for providing management services, such as accounts receivable and payment collection outsourcing, specialized staffing, analytical services and seminars. Cost of services consists primarily of salaries, benefits, and allocated costs related to providing such services. Hardware revenue, includes third party hardware used to support our software installation. Cost of hardware revenue consists of third party equipment and installation.

QuadraMed sells its products through its direct sales force. The Company’s license agreements for such products do not provide for a right of return, and historically, product returns have not been significant.

QuadraMed recognizes revenue on its software products in accordance with AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended; SOP 81-1, Accounting for Performance of Construction-Type and Certain production-Type Contracts; and SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition.

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

QuadraMed allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, QuadraMed determines the fair value of the maintenance portion of the arrangement based as if sold separately and measured by the renewal rate offered to the customer. The professional services portion of the arrangement is based on hourly rates which QuadraMed charges for these services when sold separately from software. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The proportion of revenue recognized upon delivery may vary from quarter to quarter depending upon the mix of licensing arrangements, perpetual or term-based, and the determination of vendor-specific objective evidence (“VSOE”) of fair value for undelivered elements.

Certain of the Company’s perpetual and time-based licenses include unspecified upgrades. QuadraMed recognizes revenue from these contracts ratably over the term of the arrangement.

Contract accounting is applied where services include significant software modification, installation or customization. In such instances, the services and license fee is accounted for in accordance with SOP 81-1, whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and judgment related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting can affect the amounts of revenue and related expenses reported in its consolidated financial statements.

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. This generally results from deferred maintenance, software installation, consulting and training services not yet rendered; and license revenue deferred until all revenue requirements have been met or as services have been performed. Additionally, there are term-based licenses for which revenues are recognized over the term of the contract, which is generally one year. Unbilled receivables are established when revenue is deemed to be recognized based on QuadraMed’s revenue recognition policy, however, the Company does not have the right to bill the customer per the contract terms.

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On an annual basis, QuadraMed reviews its intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets in accordance with the provisions of SFAS No. 144. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their net realizable values. Amortization of other intangible assets totaled $2.3 million, $2.5 million and $2.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization of acquired software was included in the cost of license revenue for the years ended December 31, 2003 and 2002 and totaled approximately $430,000 and $766,000, respectively. For the year ended December 31, 2001, amortization of acquired software was approximately $900,000 and was included within amortization, impairment and other operating charges on the Consolidated Statements of Operations.

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

QuadraMed has determined pro-forma information regarding net income and earnings per share as if it had accounted for employee stock options under the fair value method as required by SFAS No. 123, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The fair value of these stock-based awards to employees was estimated using the

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Black-Scholes option pricing model. Please see below for assumptions used in the Black-Scholes option pricing model. Had compensation cost for QuadraMed’s stock option plan and employee stock purchase plan been determined consistent with SFAS No. 123, QuadraMed’s reported net income (loss) and net earnings (loss) per share would have been changed to the amounts indicated below (in thousands except per share data):

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

On April 17, 2003, QuadraMed issued $71.0 million of Senior Secured Notes due 2008 (the “2008 Debt”). The proceeds from the issuance of the 2008 Debt were used to repurchase $61.8 million (plus $1.5 million in accrued interest) of the 2005 Debt required to be repurchased. Accordingly, the net proceeds as a result of the issuance of the 2008 Debt, less the costs (including fees) associated with the repurchase of the 2005 Debt, were $8.5 million, with $11.9 million of the 2005 Debt remaining outstanding. Additionally, the repurchase right on the 2005 Debt remaining outstanding expired on April 17, 2003. The 2008 Debt bears interest at an initial rate of 10%, of which 6% is due in semi-annual cash coupon payments in the first year with the remainder added to the outstanding principal balance of the notes. The interest rate on the 2008 Debt will be reduced to 9% upon relisting of QuadraMed’s common stock on the Nasdaq, including Nasdaq SmallCap or any U.S. National Market, and is secured by substantially all of QuadraMed’s intellectual property. The 2008 Debt contains certain events of default. These events include: failure to timely repay principal or interest owned on the debentures, default under any other borrowing, and bankruptcy. As part of the transaction, QuadraMed also issued warrants to purchase 11.6 million shares of common stock, of which warrants for 11.3 million shares were issued to purchasers of the 2008 Debt and warrants for 283,000 shares were issued as compensation for services provided with the offering. The warrants have a term of five years, an exercise price of $.01 per share, and are subject to certain anti-dilution provisions, including dilution from the issuance of shares in settlement of any existing litigation. QuadraMed valued the warrants using the Black-Scholes valuation model using a volatility of 142%, expected life of 5 years, 2.74% risk-free interest rate and no dividend yield. The result was a fair value of $12.9 million for the warrants issued to debt-holders. QuadraMed allocated the proceeds received from the issuance of the 2008 Debt to the debt and the warrants based on the relative estimated fair values of these securities at the time of issuance. The result was $12.9 million was recorded as additional paid-in-capital and also as a discount to the debt which will be amortized to interest expense ratably, using a method that approximates the effective interest method over the 5-year term of the debt. In addition, costs associated with the debt offering, including the warrants for 283,000 shares, totaled $1.0 million, which will be amortized to interest expense ratably over the same term.

In June 2003, 283,000 warrants were exercised. In October 2003, $1.3 million of interest due on the 2008 Debt was converted into principal on the debt in accordance with the provisions described above. At December 31, 2003, long-term debt consisted of principal balances of $11.9 million for the 2005 Debt and $72.3 million for the 2008 Debt, and an unamortized discount related to the warrant issuances of $11.1 million. At December 31, 2003, the fair value for the 2005 Debt was $10.5 million and for the 2008 Debt was $60.0 million. Additionally, at December 31, 2003, $937,000 of debt issuance costs remained unamortized.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

The Durham Split-Dollar Agreement and the Cracchiolo Split-Dollar Agreement are referred to collectively as the “Split-Dollar Agreements”.

[1]	Mr. Roskovensky was subsequently elected to the QuadraMed Board of Directors on April 26, 1999.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

15. MAJOR CUSTOMERS

In the years ended December 31, 2003, 2002 and 2001, no single customer accounted for more than 10% of total revenues, however, during the years ended December 31, 2003, 2002 and 2001, revenue from the U.S. government accounted for 23%, 21% and 10%, respectively, of HIM Software Division revenues.

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

Also as previously reported on February 28, 2003 and October 10, 2003, we were subject to an investigation and proposed enforcement action by the staff of the Securities and Exchange Commission. On April 30, 2004, that matter was settled with a Cease and Desist Order by the SEC, to which we consented, without admitting or denying the findings in the Order. No fine was assessed against us. The order requires us to cease and desist from violations of the antifraud, periodic reporting and books and records provisions of the Securities Exchange Act of 1934.

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

See NOTE 20 Subsequent Events – Legal Proceedings.

19. SUBSEQUENT EVENTS - ACQUISITION

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

20. SUBSEQUENT EVENTS – LEGAL PROCEEDINGS (UNAUDITED)

QuadraMed has filed a counterclaim seeking a declaration that QuadraMed is not obligated to pay Mr. Durham’s SERP benefits as a result of Mr. Durham’s breach of his Separation Agreement. The case is in discovery and a jury trial has been scheduled for May 23, 2005. The parties participated in court-ordered mediation in early October 2004, which did not result in a settlement. Mr. Durham has now filed a motion for partial summary judgment on the issue of liability as to his claim for SERP benefits and for complete summary judgment as to QuadraMed’s counterclaim. QuadraMed has filed an opposition to that motion. A hearing on the summary judgment motion is scheduled for November 19, 2004. QuadraMed intends to defend itself vigorously against these allegations and feels that it is in the best interests of QuadraMed and our stockholders to defend this action, due to Mr. Durham’s disparaging comments after his resignation and his breach of the Separation Agreement, as amended, unless the action can be resolved through an acceptable compromise settlement. The ultimate outcome of these matters cannot presently be determined.

QUADRAMED CORPORATION

UNAUDITED QUARTERLY/SUPPLEMENTARY FINANCIAL INFORMATION

Unaudited Quarterly Results of Operations/Supplementary Financial Information for 2003	F-32

Unaudited Quarterly Results of Operations/Supplementary Financial Information for 2002	F-33

QuadraMed Corporation

Unaudited Quarterly Consolidated Financial Data

	Quarter
(thousands of dollars, except per share amounts)	First	Second	Third	Fourth	Total
2003
Revenue	$29,234	$29,436	$29,703	$36,732	$125,105

Gross margin	$15,652	$17,637	$18,531	$25,252	$77,072

Net loss	$(10,678)	$(6,274)	$(5,241)	$(1,750)	$(23,943)

Loss per share
Basic	$(0.40)	$(0.23)	$(0.19)	$(0.06)	$(0.87)
Diluted	$(0.40)	$(0.23)	$(0.19)	$(0.06)	$(0.87)
Weighted average shares outstanding
Basic	27,005	27,171	27,520	27,881	27,405

Diluted	27,005	27,171	27,520	27,881	27,405

1. The favorable variance between Q203 and Q103 in net loss reduction of $4.4 million was comprised of the following:

•	Increase in license revenue of $800,000 offset by a decrease in hardware revenue of $1.2 million, due to a hardware sale in Q103;

•	Reduction of cost of hardware of $1.2 million, due to the related revenue reduction;

•	Operating expenses decreased by $4.0 million due to a reduction in restatement fees of $2.1 million and a net decrease in employee benefits and salary of $800,000 and a decrease in other operating expenses of $1.1 million; and

•	Other income and expenses increased $1.1 million, due to a benefit of $850,000 related to a one-time income in Q203 and increase in interest expense of $2.0 million related to the 2008 Debt issuance.

2. The favorable variance between Q403 and Q303 in net loss reduction of $3.5 million was comprised of the following:

•	Increase in total revenue of $7.0 million, principally due to increase in license revenue of $6.3 million related to customer acceptance of an Affinity contract and HIM Software completion of installation of products as well as increased new sales for the quarter;

•	Net increase in salary and benefits of $2.0 million related primarily to an increase in management retention bonuses and headcount; and

•	Increase in bad debt reserve and legal expenses offset by lower operating expenses totaling $1.2 million.

QuadraMed Corporation

Unaudited Quarterly Consolidated Financial Data

	Quarter
(thousands of dollars, except per share amounts)	First	Second	Third	Fourth	Total
2002
Revenue	$27,180	$26,301	$25,591	$30,513	$109,585

Gross margin	$17,320	$15,831	$13,220	$17,986	$64,357

Loss from continuing operations	$(624)	$(2,415)	$(11,216)	$(6,603)	$(20,858)

Net income (loss)	$(1,328)	$(2,999)	$(11,456)	$1,421	$(14,362)

Earnings (loss) per share
Basic
Continuing operations	$(0.02)	$(0.09)	$(0.42)	$(0.24)	$(0.77)
Total	$(0.05)	$(0.11)	$(0.43)	$0.05	$(0.53)
Diluted
Continuing operations	$(0.02)	$(0.09)	$(0.42)	$(0.24)	$(0.77)
Total	$(0.05)	$(0.11)	$(0.43)	$0.05	$(0.53)
Weighted average shares outstanding
Basic	26,809	26,941	26,950	26,960	26,915

Diluted	26,809	26,941	26,950	27,259	26,915

1. The unfavorable variance between Q302 and Q202 in net loss increase of $8.5 million was comprised of the following:

•	Reduction in total revenue of $710,000;

•	Restatement and legal fees of approximately $3.3 million in Q302 due to the beginning of the restatement process and write-off of $2.9 million due to analysis of various accounts as part of the restatement review; and

•	Increase in other operating expenses of $1.5 million.

2. The favorable variance between Q402 and Q302 in net loss reduction of $12.9 million was comprised of the following:

•	Increase of $4.9 million in revenue, $2.7 million specifically in license revenue due to the HIM Software Division and $2.0 million in total revenue due to the Enterprise Division;

•	$10.3 million gain on sale of HIM Services Division and earn-out on the EZ-CAP sale in Q402;

•	$2.6 million increase in incentive bonus, severance, commissions, and salary in Q402; and

•	$0.9 million net increase in restatement fees.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of QuadraMed Corporation:

The audits referred to in our report dated February 11, 2004, except for the first paragraph of Note 18 as to which the date is July 30, 2004 and the second paragraph of Note 18 as to which the date is April 30, 2004, relating to the consolidated financial statements of QuadraMed Corporation, which is contained in Item 15 of this Form 10-K, included the audit of the financial statement schedule listed in the index at Item 15.(a)2. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule as of and for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

San Jose, California

February 11, 2004, except for the first paragraph of Note 18,

as to which the date is July 30, 2004 and the second paragraph of Note 18,

as to which the date is April 30, 2004.

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