Form 10-Q/A
period 2004-03-31
QUADRAMED CORP
filed 2004-11-10
CIK 1018833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

QUADRAMED CORPORATION

REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED MARCH 31, 2004

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except percentages and per share amounts)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,763	$36,944
Accounts receivable, net of allowance for doubtful accounts of $3,183 and $3,406, respectively	32,809	30,872
Unbilled and other receivables	4,650	6,218
Prepaid expenses and other current assets	11,639	11,268

Total current assets	83,861	85,302
Restricted cash	5,469	5,523
Property and equipment, net	6,066	5,643
Capitalized software development costs, net	2,667	3,219
Goodwill	22,141	18,445
Other intangible assets, net	7,376	6,992
Other long-term assets	8,160	8,031

Total assets	$135,740	$133,155

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,758	$2,914
Accrued payroll and related	8,453	11,100
Accrued interest	3,876	1,912
Other accrued liabilities	8,415	7,866
Deferred revenue	51,908	48,502

Total current liabilities	77,410	72,294
10% Senior Secured Notes due 2008, net of unamortized discount of $10,604 and $11,061, respectively	61,690	61,233
5.25% Convertible Subordinated Notes due 2005	11,931	11,931
Other long-term liabilities	4,645	4,580

Total liabilities	155,676	150,038

Stockholders’ deficit
Preferred stock, $0.01 par, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par, 150,000 shares authorized; 31,023 and 28,871 shares issued; 31,023 and 28,671 shares issued outstanding, respectively	310	287
Treasury stock at cost, 0 and 200 shares, respectively	—	(822)
Additional paid-in-capital	293,053	292,719
Deferred compensation and accumulated other comprehensive loss	(2,642)	(2,951)
Accumulated deficit	(310,657)	(306,116)

Total stockholders’ deficit	(19,936)	(16,883)

Total liabilities and stockholders’ deficit	$135,740	$133,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2004	2003
Revenues
Services	$4,711	$4,746
Maintenance	9,824	8,573
Installation and other	4,923	4,174

Services and other revenue	19,458	17,493
Licenses	12,496	9,555
Hardware	4,514	2,186

Total revenues	36,468	29,234

Cost of revenues
Cost of services and other revenue	9,667	10,453
Cost of licenses revenue	3,175	1,838
Cost of hardware revenue	2,830	1,816

Total cost of revenues	15,672	14,107

Gross margin	20,796	15,127

Operating expenses
General and administration	9,204	12,097
Software development	6,763	5,421
Sales and marketing	6,110	5,782
Amortization of intangible assets and depreciation	1,255	1,530

Total operating expenses	23,332	24,829

Loss from operations	(2,536)	(9,702)

Other income (expense)
Interest expense, net	(2,370)	(906)
Other income (expense), net	202	(70)

Other income (expense)	(2,168)	(976)

Loss before income taxes	$(4,704)	$(10,678)
Provision (benefit) for income taxes	(163)	—

Net loss	$(4,541)	$(10,678)

Loss per share

Basic and diluted	$(0.16)	$(0.40)

Weighted average shares outstanding
Basic and diluted	29,155	27,005

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

Financial Statement Presentation

These consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. In the opinion of management, the consolidated financial statements for the periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results for the entire year ending December 31, 2004.

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

We recognize revenue on our software products in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts; and Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition.

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2004

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

In December 2003, the FASB revised SFAS No. 132—Employers’ Disclosures about Pensions and Other Postretirement Benefits. The required disclosure had been included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. Such adoption did not have any effect on the Company’s financial position and results of operations.

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

Amortization of acquired software, included in other intangible assets, was $108,000 for both quarters ended March 31, 2004 and 2003 and is included in cost of license revenue. There were no impairment charges recorded during the three months ended March 31, 2004 and 2003.

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

Summary financial data by business segment as reported to the CODM is presented below for the three months ended March 31, 2004 and 2003 (in thousands):

	Three months ended March 31,
	2004			2003
Description	Software	Financial Services	Consolidated Total	Software	Financial Services	Consolidated Total
Total revenues	$34,644	$1,824	$36,468	$26,328	$2,906	$29,234
Gross margin	$20,794	$2	$20,796	$15,121	$(6)	$15,127
Interest expense, net	$(2,181)	$(189)	$(2,370)	$(725)	$(181)	$(906)
Segment assets	$130,824	$4,916	$135,740	$118,301	$7,949	$126,250
Total depreciation and amortization (1)	$2,530	$205	$2,735	$2,251	$217	$2,468

(1)	Total depreciation and amortization is comprised of capitalized and acquired software amortization reflected in gross margin; equipment depreciation, amortization of deferred compensation and amortization of other intangibles included in operating expenses; and amortization of debt-offering costs and discounts that are reflected in interest expense.

NOTE 12.	MAJOR CUSTOMERS

In the three months ended March 31, 2004, one single customer, The County of Los Angeles (“LACO”), accounted for 17% of total revenues. No single customer accounted for more than 10% of total revenues in the three months ended March 31, 2003.

NOTE 13.	LITIGATION AND OTHER MATTERS

In October 2002, a series of securities law class action complaints and a derivative suit were filed by certain of our shareholders against QuadraMed and certain of its officers and directors. On April 21, 2004, the Court approved the final settlement agreement of the shareholders derivative case. On July 30, 2004, the Court approved the final settlement of the federal securities class action litigation.

We were also subject to an investigation and proposed enforcement action by the staff of the Securities and Exchange Commission. On April 30, 2004, the matter was settled with a Cease and Desist Order issued by the SEC, to which QuadraMed consented, without admitting or denying the findings in the Order. No fine was assessed

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2004

against QuadraMed. The order requires QuadraMed to cease and desist from violations of the antifraud, periodic reporting and books and records provisions of the Securities Exchange Act of 1934.

In June 2000, QuadraMed entered into a Separation Agreement with James Durham upon his resignation as QuadraMed’s Chief Executive Officer. This agreement was amended in July 2001 when Mr. Durham resigned from QuadraMed’s Board of Directors. Pursuant to the agreement, as amended, Mr. Durham received approximately $3.2 million as of the dates of the agreements, a $250,000 per year salary through January 1, 2001, a $2,000 per month salary until December 31, 2003, the vesting of approximately 100,000 unvested options, the vesting of interest in QuadraMed’s Supplemental Employee Retirement Plan (the “SERP”), and payments of approximately $500,000 per year by QuadraMed into his account in the SERP Trust, all subject to the terms and conditions of the agreement, as amended. Among other terms, the Separation Agreement contained a provision for non-disparagement, requiring Mr. Durham to refrain from directly or indirectly disparaging QuadraMed or its stockholders, directors, officers, employees, or agents for the term in which Mr. Durham was receiving payments under the Separation Agreement and for a period of one year thereafter. In a November 2002 article published in the Marin Independent Journal for which he was interviewed, Mr. Durham made repeated disparaging remarks about QuadraMed and its management. QuadraMed notified him that his published remarks were in breach of his Separation Agreement. Subsequent to the publication of this article, Mr. Durham requested a lump sum election for his SERP benefits. The amount of payment called for in the SERP is described in Note 14 “Employee Benefit Plans – Supplemental Executive Retirement Plan” of the Company’s Annual Report on Form 10-K/A for 2003.

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

Cautionary Statement on Risks Associated With Forward-Looking Statements

You should read the following discussion in conjunction with our Condensed Consolidated Financial Statements and related Notes. This Report contains forward-looking statements within as defined by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 that are subject to risks and uncertainties. The words “believe”, “expect”, “target”, “goal”, “project”, “anticipate”, “predict”, “intend”, “plan”, “estimate”, “may”, “will”, “should”, “could”, and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance, anticipated trends and growth in businesses, or other characterizations of future events or circumstances and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Report, and in other documents we file with the SEC from time to time.

Results of Operations (unaudited)

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Three months ended March 31,
	2004		2003
Revenue
Services	$4,711	13%	$4,746	16%
Maintenance	9,824	27	8,573	30
Installation and other	4,923	14	4,174	14

Services and other	19,458	54	17,493	60
Licenses	12,496	34	9,555	33
Hardware	4,514	12	2,186	7

Total revenue	36,468	100	29,234	100

Cost of revenue
Cost of services and other	9,667	50	10,453	60
Cost of licenses	3,175	25	1,838	19
Cost of hardware	2,830	63	1,816	83

Total cost of revenue	15,672	43	14,107	48

Gross margin	20,796	57	15,127	52

Operating expenses
General and administration	7,635	21	7,947	27
Software development	6,763	19	5,421	19
Sales and marketing	6,110	17	5,782	20
Amortization of intangible assets and depreciation	1,255	3	1,530	5
Unusual charges	1,569	4	4,150	14

Total operating expenses	$23,332	64%	$24,829	85%

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

Cost of Revenue

Cost of Services and Other. Cost of services and other consists of salaries and related expenses associated with services performed for customer support, installation, maintenance and consulting services. Cost of services and other for the quarter ended March 31, 2004 of $9.7 million was $0.8 million less than the $10.5 million in the corresponding period of 2003. As a percentage of services and other revenue, cost of services and other was 50% and 60% for the three months ended March 31, 2004 and 2003, respectively. The decrease in absolute dollars was primarily due to a decrease in personnel costs and overall expenses for the Financial Services Division of $1.0 million. As of March 31, 2004, there were 132 employees in Financial Services Division compared to 187 employees as of March 31, 2003.

Cost of Licenses. Cost of licenses consists primarily of the cost of third-party software, royalties and amortization of capitalized and acquired software. A significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to software embedded within our software applications. Generally, third-party royalty fees fluctuate based on revenue or the number of the Company’s customers and therefore will fluctuate on a quarter to quarter basis. Cost of licenses in the three months ended March 31, 2004 was $3.2 million, an increase of $1.4 million or 73%, compared to $1.8 million for the same period of 2003. As a percentage of license revenue, cost of licenses was 25% and 19% for the three months ended March 31, 2004 and 2003, respectively. The increase in cost of license revenue was mainly due to an increase in royalties of $1.1 million. Cost of operating system software included in the cost of license also increased by approximately $0.4 million in line with increased revenue, offset by a decrease in amortization of capitalized software of $0.2 million.

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

Software Development. Software development expense includes costs associated with the development of new products, enhancements of existing products for which technological feasibility has not been achieved, and quality assurance activities and primarily relates to compensation and benefits costs. Software development costs in the three months ended March 31, 2004 were $6.8 million compared to $5.4 million in the same period in 2003, representing an increase of $1.4 million. As a percentage of total revenues, software development costs were 19% and 19% for the quarters ended March 31, 2004 and 2003, respectively. The increase was primarily attributed to an increase in personnel costs and overall expenses for software development departments. As of March 31, 2004, there were 229 employees in software development departments compared to 191 employees as of March 31, 2003.

Sales and Marketing. Sales and marketing expense includes costs associated with our sales and marketing personnel and consists primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses. Sales and marketing expense increased $0.3 million in the first quarter of 2004 to $6.1 million from $5.8 million in the same period last year. As a percentage of total revenues, sales and marketing expenses decreased to 17% in the first quarter of 2004 from 20% in the same period of 2003. The increase in absolute dollars was primarily due to an increase in commission of $0.4 million. The advertising expense increased approximately $0.2 million but is offset by a decrease in other marketing costs of approximately $0.2 million. The headcount remained consistent at 115 employees as of March 31, 2004 compared to March 31, 2003.

Amortization of intangible assets and depreciation. Amortization of intangible assets and depreciation expense decreased to $1.3 million in the three months ended March 31, 2004 from $1.5 million in the corresponding period of 2003 mainly due to a decrease in depreciation expense as assets became fully depreciated, offset by a slight increase in the amortization of identifiable intangible assets related to the developed technologies of Détente.

Unusual charges. Unusual charges for the quarter ended March 31, 2004 includes $0.7 million in retention bonuses and severance payments made to San Rafael Finance group in connection with transitioning the Finance group to Reston Virginia, $0.4 million in salaries paid to transitioning Finance group in Reston and $0.5 million in legal fees associated with for the settlement of securities class action litigation and the shareholder derivative litigation. As of March 31, 2004, there were 19 employees in the transitioning Finance group. The majority of the severance and retention bonuses were paid in the current quarter and approximately $0.3 million of severance payment was accrued as of March 31, 2004. Unusual charges for the quarter ended March 31, 2003 represents restatement costs.

Other Income (Expense)

Other Income (Expense), Net. Net other expense increased to $2.4 million in the quarter ended March 31, 2004 from $1.0 million in the corresponding quarter last year. The increase was primarily due to the additional interest expense on the new 2008 Notes entered into April 2003 and amortization of the associated expense related to the warrants.

Income Taxes

Provision (Benefits) for Income Taxes. For the quarter ended March 31, 2004, the Company had income tax benefit of $0.2 million, which represents tax refunds received as a result of the restatement of the Company’s 2001 financial statements. There was no provision for income taxes for the three-month period ended March 31, 2003.

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

Deferred revenue increased by $3.4 million from December 31, 2003 to March 31, 2004 and the increase was mainly related to annual maintenance billings that occurred in the first quarter of the current fiscal year for our Enterprise products. Maintenance revenue is recognized ratably over the maintenance term, and term-based licenses are recognized over the term of the contract, which are both generally one to three years. In most instances, except for training, seminars and financial services, deferred revenue is increased when the Company invoices a customer, and is decreased when revenue is recognized based on percentage completion or obtainment of a milestone in the customer contract. Unbilled revenue is revenue recorded which has not been invoiced. Invoices that have been issued and remain uncollected are recorded in the deferred revenue and accounts receivable balances. In determining the allowance for doubtful accounts the Company excludes invoices that remain recorded both in deferred revenue and accounts receivable since no revenue has been recognized on these balances.

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

Our Indebtedness Could Prevent Us from Fulfilling Our Obligations under our Debt and May Negatively Affect Our Financial and Operating Flexibility.

We have now and will continue to have for the foreseeable future a considerable amount of indebtedness. As of March 31, 2004, we had approximately $84 million of outstanding indebtedness, which consists of the 2008 Notes and the 2005 Notes. Our current debt service obligation is $5.0 million (defined as payments due in less than one year from March 31, 2004). Our outstanding indebtedness could have important consequences to you. It could:

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

As of the date of this filing, the Company has implemented procedures to report movements in deferred revenue on an overall roll forward basis. We are also in the process of upgrading our computer software which is expected to be completed in the second half of 2004. The Company believes the costs associated with implementing these processes and computer software to be immaterial.

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

All of these procedures, except for the computer software upgrade noted above, were implemented in the first half of 2004. Management believes that the Company’s internal controls over financial reporting for the first quarter of fiscal year 2004 are effective.

The 2008 Notes Are Structurally Subordinated. This May Affect Your Ability to Receive Payments on the Notes.

We conduct a substantial portion of our operations through our subsidiaries, all of which are wholly owned and operated under common management. Our subsidiaries are separate and distinct legal entities. The notes are obligations exclusively of QuadraMed Corporation, and our subsidiaries have not guaranteed the notes. Our cash flow and our ability to service our debt, including the 2008 notes, depend upon the earnings of our subsidiaries and on the distribution of earnings, loans or other payments by our subsidiaries to us. Distributions to us from our subsidiaries are most often made as dividends on the stock of a particular subsidiary and sometimes as an intercompany loan. We do not have arrangements or agreements with our subsidiaries that entitle us to distributions of earnings, loans or other payments other than our ownership of all of our subsidiaries’ stock. Payments to us by our subsidiaries will be determined, in the case of each subsidiary, according to the subsidiary’s earnings, business condition, and other business considerations.

Because we conduct our business largely through our subsidiaries, claims of creditors of such subsidiaries will generally have priority over such subsidiaries’ assets ahead of our claims and the holders of our indebtedness (including the 2008 notes). Accordingly, the 2008 notes will be effectively subordinated to all existing and future indebtedness and other liabilities and commitments of our subsidiaries, including trade payables. Any right of ours to receive assets of any subsidiary upon the liquidation or reorganization of such subsidiary (and the consequent rights of the holders of the 2008 notes to participate in those assets) will be effectively subordinated to the claims of such subsidiary’s creditors, except to the extent that we ourselves are recognized as a creditor, in which case our claims would still be subordinate to any security in the assets of such subsidiary and any indebtedness of such subsidiary senior to that held by us. Because our subsidiaries do not have material indebtedness or obligations for which the Company is not also liable, we do not believe that there is any significant risk that our subsidiaries would be precluded from distributing funds which we would need to satisfy our obligations under our indebtedness.

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

In addition to the foregoing, a significant percentage of our total cost of revenue is attributable to the cost of third party software royalties and licenses relating to third party software embedded within our software applications. The cost of third-party software royalties and licenses, as a percentage of total cost of revenue, was approximately 20% and 13% for the quarters ended March 31, 2004 and 2003, respectively. Generally, royalty fees for third party licenses will fluctuate based on revenue or the number of our customers and therefore will fluctuate on a quarter to quarter basis.

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

Management believes that the Company’s internal controls over financial reporting for the first quarter of 2004 are effective. However, we note the following. In connection with performing its audit of our financial results for 2003, BDO Seidman, LLP informed us that they noted a matter involving internal control that they considered to be a material weakness. A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Reportable conditions are matters coming to the auditor’s attention that relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.

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

All of these procedures, except for the computer software upgrade noted above, were implemented in the first quarter of fiscal year 2004.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In October 2002, a series of securities law class action complaints and a derivative suit were filed by certain of our shareholders against QuadraMed and certain of its officers and directors. On April 21, 2004, the Court approved the final settlement agreement of the shareholders derivative case. On July 30, 2004, the Court approved the final settlement of the federal securities class action litigation.

We were also subject to an investigation and proposed enforcement action by the staff of the Securities and Exchange Commission. On April 30, 2004, the matter was settled with of a Cease and Desist Order issued by the SEC, to which QuadraMed consented, without admitting or denying the findings in the Order. No fine was assessed against QuadraMed. The order requires QuadraMed to cease and desist from violations of the antifraud, periodic reporting and books and records provisions of the Securities Exchange Act of 1934.

In June 2000, QuadraMed entered into a Separation Agreement with James Durham upon his resignation as QuadraMed’s Chief Executive Officer. This agreement was amended in July 2001 when Mr. Durham resigned from QuadraMed’s Board of Directors. Pursuant to the agreement, as amended, Mr. Durham received approximately $3.2 million as of the dates of the agreements, a $250,000 per year salary through January 1, 2001, a $2,000 per month salary until December 31, 2003, the vesting of approximately 100,000 unvested options, the vesting of interest in QuadraMed’s Supplemental Employee Retirement Plan (the “SERP”), and payments of approximately $500,000 per year by QuadraMed into his account in the SERP Trust, all subject to the terms and conditions of the agreement, as amended. Among other terms, the Separation Agreement contained a provision for non-disparagement, requiring Mr. Durham to refrain from directly or indirectly disparaging QuadraMed or its stockholders, directors, officers, employees, or agents for the term in which Mr. Durham was receiving payments under the Separation Agreement and for a period of one year thereafter. In a November 2002 article published in the Marin Independent Journal for which he was interviewed, Mr. Durham made repeated disparaging remarks about QuadraMed and its management. QuadraMed notified him that his published remarks were in breach of his Separation Agreement. Subsequent to the publication of this article, Mr. Durham requested a lump sum election for his SERP benefits. The amount of payment called for in the SERP is described in Note 14 “Employee Benefit Plans – Supplemental Executive Retirement Plan” of the Company’s Annual Report on Form 10-K/A for 2003.

In light of Mr. Durham’s breach of his Separation Agreement, QuadraMed has notified Mr. Durham and his counsel that it is not obligated to fund additional SERP payments on behalf of Mr. Durham and that it will not pay him the requested lump sum for his SERP benefits. In January 2004, Mr. Durham filed an amended complaint against QuadraMed in the Superior Court of the State of California, Marin County, alleging a breach of his SERP contract and a breach of good faith and fair dealing under this contract. This amended complaint seeks payment of his lump sum SERP benefits, interest, attorneys’ fees, and other relief. On January 30, 2004, this matter was moved to the United States District Court, Northern District of California. QuadraMed has filed an answer and a counterclaim seeking a declaration that QuadraMed is not obligated to pay Mr. Durham’s SERP benefits as a result of Mr. Durham’s breach of his Separation Agreement. The case is in discovery and a jury trial has been scheduled for May 23, 2005. The parties participated in court-ordered mediation in early October 200, which did not result in a settlement. Mr. Durham has now filed a motion for partial summary judgment on the issue of liability as to his claim for SERP benefits and for complete summary judgment as to QuadraMed’s counterclaim. QuadraMed has filed an opposition to that motion. A hearing on the summary judgment motion is scheduled for November 19, 2004. QuadraMed intends to defend itself vigorously against these allegations and feels that it is in the best interests of QuadraMed and its stockholders to defend this action, due to Mr. Durham’s disparaging comments after his resignation and his breach of the Separation Agreement, as amended, unless the action can be resolved through an acceptable compromise settlement. The ultimate outcome of these matters cannot presently be determined.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c) On March 19, 2004, Allianz of America, Inc., for Allianz Insurance Company, Allianz Life Insurance Company, Allianz Underwriters Insurance Company, Fireman’s Fund Insurance Company, Jefferson Insurance Company of New York, and Monticello Insurance Company exercised 1,910,509 warrants and was issued 1,910,509 shares of unregistered common stock. Upon the exercise of Allianz’s warrants with an exercise price of $0.01 per share, our total gross proceeds were $19,105.09.

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

On May 6, 2004, the Company filed a Form 8-K for Item 12, reporting the Company earnings and other financial results for its fiscal quarter ended March 31, 2004 and announcing that a conference call will be held by the Company’s management to review the results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRAMED CORPORATION

Date: November 10, 2004	By:	/s/ Lawrence P. English
Lawrence P. English Chairman of the Board Chief Executive Officer

Date: November 10, 2004	By:	/s/ John Wright
John Wright Chief Financial Officer