Form 10-Q/A
period 2004-06-30
QUADRAMED CORP
filed 2004-11-10
CIK 1018833

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

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities
Net loss	$(14,210)	$(16,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,646	6,023
Provision for bad debts and other	1,813	176
Loss on retirement of debt	2,302	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	3,387	(417)
Prepaid expenses and other	398	(1,173)
Accounts payable and accrued liabilities	(6,083)	(618)
Deferred revenue	(944)	7,563

Cash used in operating activities	(7,691)	(5,398)
Cash flows from investing activities
Proceeds from sale of assets and available-for-sale securities	76	4,249
Decrease in restricted cash	1,557	221
Acquisition of Détente	(4,074)	—
Acquisition of Tempus	(5,052)	—
Capitalized software development costs	—	(578)
Capital expenditures	(2,293)	(1,270)

Cash provided by (used in) investing activities	(9,786)	2,622
Cash flows from financing activities
Proceeds from issuance of common and treasury stock	1,570	107
Proceeds from issuance of preferred stock, net of issuance cost	96,131	—
Issuances (repayments) of Notes, net	(25,768)	8,480

Cash provided by financing activities	71,933	8,587
Net increase in cash and cash equivalents	54,456	5,811
Cash and cash equivalents, beginning of period	36,944	23,663

Cash and cash equivalents, end of period	$91,400	$29,474

Supplemental disclosure of cash flow information
Cash paid for interest	$2,482	$1,854
Net cash refunded for taxes	(163)	(4)

Supplemental disclosure of non cash flow information
Issuance of common stock upon acquisition of Tempus	$7,651	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1.	THE COMPANY

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

Detente’s total revenue for the fiscal year ended June 30, 2003 was approximately $3.2 million. The Company has determined that the acquisition of Detente is not material and that pro forma disclosure of its financial statements is not required under SFAS No. 141.

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

In the three months ended June 30, 2004, one single customer, Micron Government Computer Systems (“Micron”), accounted for 10% of total revenues. Another customer, The County of Los Angeles (“LACO”), accounted for 14% of total revenues for the six months ended June 30, 2004. No single customer accounted for more than 10% of total revenues in the three and six months ended June 30, 2003.

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

Cautionary Statement on Risks Associated With Forward-Looking Statements

You should read the following discussion in conjunction with our Condensed Consolidated Financial Statements and related footnotes. This Report contains forward-looking statements as defined by Section 28A of the Securities Act of 1993 and Section 27E of the Securities Act of 1934 that are subject to risks and uncertainties. The words “believe”, “expect”, “target”, “goal”, “project”, “anticipate”, “predict”, “intend”, “plan”, “estimate”, “may”, “will”, “should”, “could”, and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance, anticipated trends and growth in businesses, or other characterizations of future events or circumstances and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Report, and in other documents we file with the SEC from time to time.

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

Total revenues for the six months ended June 30, 2004 were $68.4 million, an increase of $9.7 million or 17% from $58.7 million for the six months ended June 30, 2003. Enterprise and HIM product solutions contributed $65.1 million, an increase of $11.6 million or 22% from the same period in the prior year. Financial Services contributed approximately $3.3 million, a decrease of $1.9 million or 37% from the same period in the prior year. Approximately $0.6 million of the decrease in Financial Services Division is attributable to the elimination of the Education service line.

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

Cost of licenses. Cost of licenses consists primarily of the cost of third-party software, royalties and amortization of capitalized and acquired software. A significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to software embedded within our software applications. Generally, third-party royalty fees fluctuate based on revenue or the number of the Company’s customers and therefore will fluctuate on a quarter to quarter basis. Cost of licenses in the three months ended June 30, 2004 increased $1.7 million to $3.5 from $1.8 million for the three months ended June 30, 2003. As a percentage of license revenue, cost of licenses was 31% and 17% for the three months ended June 30, 2004 and 2003, respectively. The increase in cost of license revenue was primarily due to an increase in the cost of third-party software for the Enterprise solution suite of $0.8 million as well as an increase in royalty fees of $1.0 million for HIM product solution.

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

For the six months ended June 30, 2004, general and administration expense, excluding unusual charges of $1.9 million, increased to $15.6 million from $13.4 million in the comparable period in 2003. As a percentage of total revenues, general and administration expense remained constant at 23% for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

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

During the six months ended June 30, 2004, $7.7 million was used in operating activities, compared to $5.4 million used in the same period in the prior year. The net loss of $14.2 million was reduced by non-cash charges totaling approximately $9.7 million, including depreciation and amortization of $5.6 million, bad debt expense of

$1.8 million, and loss on retirement of debt of $2.3 million. A decrease in accounts receivable increased cash from operating activities by $3.4 million, whereas a decrease in accounts payable and accrued liabilities used $6.1 million for operating activities. Significant disbursements during the period presented, most of which occurred during the second quarter, included approximately $3.0 million for hardware related to a single customer for which revenue was recognized; interest payments of $2.5 million on our 2005 and 2008 Notes; and payments of approximately $3.0 million related to legal matters.

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

Our Ability to Borrow or Issue Additional Shares of Preferred Stock Is Restricted by the Terms of Our Series A Preferred Stock.

The certificate of designation governing our Series A Cumulative Mandatory Convertible Preferred Stock (the “Series A Preferred Stock”) provides that so long as at least 600,000 shares of Series A Preferred Stock are outstanding, at least 66-2/3% of the votes entitled to be cast by the holders of the Preferred Stock shall be required to approve the incurrence by QuadraMed of any long term, senior indebtedness of QuadraMed in an aggregate principal amount exceeding $8,000,000, excluding certain prior existing indebtedness. Furthermore, the certificate of designation requires the affirmative vote of a majority of any outstanding shares the Series A Preferred Stock prior to the authorization or creation of, or increase in the authorized amount of, any shares of any class or series (or any security convertible into shares of any class or series) ranking senior to or on par with the Preferred Stock in the distribution of assets upon any liquidation, dissolution or winding up of QuadraMed or in the payment of dividends. This may hinder or delay our ability to borrow funds or issue Preferred Stock.

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

•	Variations in quarterly results of operations

•	Announcements of new products or acquisitions by our competitors;

•	Government regulatory action;

•	Resolution of pending or unasserted litigation, including the existing stockholder lawsuits and SEC investigation;

•	Developments or disputes with respect to proprietary rights; and

•	General trends in our industry and overall market conditions.

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

In addition to the foregoing, a significant percentage of our total cost of revenue is attributable to the cost of third party software royalties and licenses relating to third party software embedded within our software applications. The cost of third-party software royalties and licenses, as a percentage of total cost of revenue, was approximately 23% and 13% for the six months ended June 30, 2004 and 2003, respectively. Generally, royalty fees for third party licenses will fluctuate based on revenue or the number of our customers and therefore will fluctuate on a quarter to quarter basis.

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

In June 2000, QuadraMed entered into a Separation Agreement with James Durham upon his resignation as QuadraMed’s Chief Executive Officer. This agreement was amended in July 2001 when Mr. Durham resigned from QuadraMed’s Board of Directors. Pursuant to the agreement as amended, Mr. Durham received approximately $3.2 million as of the dates of the agreements, a $250,000 per year salary through January 1, 2001, a $2,000 per month salary until December 31, 2003, the vesting of approximately 100,000 unvested options, the vesting of interest in QuadraMed’s Supplemental Employee Retirement Plan (the “SERP”), and payments of approximately $500,000 per year by QuadraMed into his account in the SERP Trust, all subject to the terms and conditions of the agreement, as amended. Among other terms, the Separation Agreement contained a provision for non-disparagement, requiring Mr. Durham to refrain from directly or indirectly disparaging QuadraMed or its stockholders, directors, officers, employees, or agents for the term in which Mr. Durham was receiving payments under the Separation Agreement and for a period of one year thereafter. In a November 2002 article published in the Marin Independent Journal for which he was interviewed, Mr. Durham made repeated disparaging remarks about QuadraMed and its management. QuadraMed notified him that his published remarks were in breach of his Separation Agreement. Subsequent to the publication of this article, Mr. Durham requested a lump sum election for his SERP benefits. The amount of payment called for in the SERP is described in NOTE 14 “Employee Benefit Plans – Supplemental Executive Retirement Plan” of the Company’s Annual Report on Form 10-K/A for 2003.

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

The Preferred Stock holders do not have any relative, participating, optional or other voting rights and powers, other than the following, which may materially limit the rights of the holders of QuadraMed’s Common Stock:

•	If four quarterly dividend payments are in arrears, the holders of Preferred Stock, together with the holders of shares of every other series or class of Common Stock ranking on par with the Preferred Stock having like voting rights (“Voting Preferred Shares”), voting together, are entitled to elect two substitute directors to serve on the Board of Directors at any annual or special meeting of stockholders. This election of substitute directors to serve on the Board of Directors will not change the number of directors then constituting the Board of Directors, and in the event that such election of substitute directors results in the replacement of existing members of the Board of Directors, the members of the then current Board of Directors will designate which members of the Board of Directors will be replaced. The right of such holders to elect substitute directors ceases and the terms of office of all persons elected as substitute directors by such holders terminates immediately upon the payment of (i) all dividends which are in arrears on the Preferred Stock and the Voting Preferred Shares then outstanding and (ii) full dividends for the current quarterly dividend period (or, if not fully paid, declared and set apart for payment),

•	As long as any shares of Preferred Stock are outstanding, in addition to any other vote or consent of stockholders required by QuadraMed’s certificate of incorporation, the affirmative vote of the holders of a majority of the outstanding Preferred Stock and the Voting Preferred Shares, voting as a single class regardless of series, is necessary to effect or validate:

•	Any amendment, alteration or repeal of any of the provisions of QuadraMed’s certificate of incorporation or the certificate of designation for the Preferred Stock that materially adversely affects the voting powers, rights or preferences of the holders of the Preferred Stock or the Voting Preferred Shares; or

•	The authorization or creation of, or the increase in the authorized amount of, any shares of any class or series or any security convertible into shares of any class or series ranking prior to or on a parity with the Preferred Stock in the distribution of assets on any liquidation, dissolution or winding up of QuadraMed or in the payment of dividends.

•	So long as at least 600,000 shares of the Preferred Stock remain outstanding, the affirmative vote of at least 66-2/3% of the votes entitled to be cast by the holders of the Preferred Stock, at the time outstanding, voting as a single class, will be required for QuadraMed to incur any long term, senior indebtedness in an aggregate principal amount exceeding $8,000,000, excluding any extensions, modifications, or refinancings of any indebtedness which QuadraMed had outstanding as of the issue date of the Preferred Stock.

(c)	On April 30, 2004, Mackay Shields LLC exercised 5,909,840 warrants and was issued 5,909,840 shares of unregistered common stock. Upon the exercise of Mackay Shields’ warrants with an exercise price of $0.01 per share, our total gross proceeds were $59,098.40. On June 17, 2004, QuadraMed issued 4.0 million shares of Series A Cumulative Mandatory Convertible Preferred Stock (Preferred Stock) in a private, unregistered offering. The aggregate offering price for the Preferred Stock was $100 million, with aggregate commissions of $3.5 million paid in connection with the offering. The Company used the $95.3 million in net proceeds of the offering to repurchase all of its 10% Senior Secured Notes due 2008 and all of its 5.25% Convertible Subordinated Notes due 2005, together will accrued interest, related redemption premiums and transaction costs. The remainder of the proceeds will be used for general corporate purposes.

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

The offer and sale of the shares of Common Stock upon the exercise of warrants as discussed above and of the Preferred Stock were made pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering, and regulations promulgated thereunder. Based on the representations and warranties of the purchasers of the Common Stock and the Preferred Stock, the Company reasonably believes that such purchasers were “qualified institutional buyers” within the meaning of Rule 144A under the Securities Act of 1933.

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

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
9,734,373	418,640	25,614	16,374,898

(4)	A proposal to approve BDO Seidman, LLP as the Company’s independent accountants for the fiscal year ending December 31, 2004.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
26,250,959	290,242	12,324	0

(e)	Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchase Under the Plans or Programs
4/1/2004 – 4/30/2004	—	—	—	—
5/1/2004 – 5/31/2004	—	—	—	—
6/1/2004 – 5/31/2004	357,141	n/a	357,141	1,684

Total	357,141		357,141	1,684

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Agreement and Plan of Merger, dated as of June 30, 2004, by and among QuadraMed Corporation, Sawgrass, LLC, Tempus Software, Inc. and each of the shareholders of Tempus Software, Inc. (Exhibit 2.1 to our Current Report on Form 8-K as filed with the SEC on July 15, 2004)

3.1	Certificate of Designation, Powers, Preferences and Rights of the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 3.1 to our Current Report on Form 8-K as filed with the SEC on June 17, 2004)

4.1	Registration Rights Agreement dated as of June 15, 2004, by and between QuadraMed and the investors identified on the signature pages thereto. (Exhibit 4.1 to our Current Report on Form 8-K as filed with the SEC on June 17, 2004)

4.2	Registration Rights Agreement, dated as of June 30, 2004, by and among QuadraMed Corporation and the shareholders identified on the signature page thereto. (Exhibit 4.1 to our Current Report on Form 8-K as filed with the SEC on July 15, 2004)

10.1	Escrow Agreement dated as of June 30, 2004 by and among QuadraMed Corporation, the Representative of the Shareholders ofTempus Software, Inc. and The Bank of New York as escrow agent. (Exhibit 10.1 to our Current Report on Form 8-K as filed with the SEC on July 15, 2004)

31.1*	Certification of the Chairman of the Board and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chairman of the Board and Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewithin

(b)	Reports on Form 8-K

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

On July 20, 2004, the Company filed a Form 8-K for Item 5, announcing the completion of its cash tender offer to purchase any and all of its outstanding 10% Senior Secured Notes due 2008 (the “Notes”).

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