Form 10-K
period 2004-12-31
QUADRAMED CORP
filed 2005-03-25
CIK 1018833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2004, the last business day of the Registrant’s most recently completed second quarter was approximately $75,627,757 (based upon the price quoted for shares was of the Registrant’s common stock as reported on the Over-the-Counter Bulletin Board on June 30, 2004). Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 25, 2005, 40,346,247 shares of the Registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement to be filed subsequently for the 2005 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

QUADRAMED CORPORATION

FORM 10-K

ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2004

Cautionary Statement on Risks Associated With Forward-Looking Statements

This Report contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are subject to risks and uncertainties. The words “believe,” “expect,” “anticipate,” “predict,” “intend,” “plan,” “estimate,” “may,” “will,” “should,” “could,” and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement.

We advise investors that we discuss other risks and uncertainties that could cause our actual results to differ from these forward-looking statements in this Form 10-K under “Business Risks” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

Item 1. Business

Overview

QuadraMed® Corporation, along with our subsidiaries, is dedicated to improving healthcare delivery by providing innovative healthcare information technology and services. We provide healthcare information technology products and services that help healthcare providers to improve the quality of the care they deliver and the efficiency with which it is delivered. We accomplish our mission by developing and implementing sophisticated, user-friendly software applications designed and developed by the healthcare professionals and software specialists we employ.

Our products are designed to eliminate paper, improve processes, and decrease error through the efficient management of patient clinical and financial records. They are suitable for acute care hospitals, specialty hospitals, Veterans Health Administration facilities and associated/affiliated businesses such as outpatient clinics, long-term care facilities, and rehabilitation hospitals and are used by healthcare organizations of varying size—from small single entity hospitals to large multi-facility care delivery organizations. Our products are sold as standalone, bundled or fully integrated software packages. We also provide services to support the healthcare provider’s collection of receivables and its administration of contractual reimbursements from managed care companies. As of December 31, 2004, approximately 2,000 healthcare provider facilities were utilizing at least one of our products.

We do business directly and through our subsidiaries, all of which are wholly owned and operated under common management. In 2004 we were managed in two distinct segments, the Software Division and the Financial Services Division. In February of 2004 we acquired Détente Systems Pty Limited of Sydney, Australia, a vendor of laboratory and radiology management software and in June of 2004 we acquired Tempus Software, Inc. of Jacksonville, Florida, a vendor of enterprise-wide hospitals scheduling software. The operations of both Tempus and Détente have been rolled into our Software Division. In December of 2004, we shut down the operations in the Financial Services Division; the operations ceased to exist in February of 2005.

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

Market for Healthcare Information Technology

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

The need to increase the use of technology to improve patient safety became evident in 1999 when the Institute of Medicine of the National Academy of Science (“IOM”) published a report entitled “To Err is Human.” This report detailed the extent of preventable medical errors in today’s hospitals—errors which were estimated to cause between 44,000 and 98,000 deaths each year. In their most current report (November 2003), the IOM advises healthcare organizations to adopt information technology systems that collect and share health information on patients and their care in order to significantly reduce deaths and injuries caused by medical errors. The report goes on to recommend that the systems that healthcare organizations implement should operate as part of a national network of health information accessible by healthcare organizations.

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

This report cites a number of examples of how a national infrastructure can improve the quality of healthcare. These improvements include (1) the ability for consumers to manage their own healthcare needs and decision-making by having access to their information, (2) the ability to provide healthcare providers access to more accurate and complete real-time patient data and to the use of systems with knowledge and content for better decision-making, and (3) the ability for public health officials to access aggregate data to identify health problems and trends.

On July 21, 2004, DHHS issued a report outlining the government’s 10-year plan to build a national electronic health information infrastructure. The report, entitled “The Decade of Health Information Technology: Delivering Consumer-centric and Information-rich Health Care: Framework for Strategic Action,” was prepared by the newly appointed National Coordinator for Health Information Technology, David J. Brailer, M.D., and outlines a joint public-private initiative to bring health information technology into the United States healthcare system and to create electronic health records for every patient. Notably, the report calls for incentives to encourage healthcare providers to adopt electronic health records and recommends updating the federal fraud and abuse laws to the extent that they hinder information technology adoption and cooperation.

Other public-private initiatives are developing as well. For example, the Foundation for eHealth Initiative, and the Health Resources and Services Administration (HRSA) Office for the Advancement of Telehealth (OAT) have developed $3.86 million program called Connecting Communities for Better Health, to provide funding and support to various organizations who are using health information exchange and other information technology tools to improve healthcare quality, safety and efficiency.

Congress has also passed various laws that were designed to facilitate the use of technology in the healthcare industry.

First, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the regulations implementing its “administrative simplification provisions,” have had a significant impact on healthcare organizations and their need for technology. HIPAA’s scope is very broad—it applies to health plans, most healthcare providers and healthcare clearinghouses. These “covered entities” must comply with a variety of administrative simplification regulations issued per HIPAA, including the Privacy Rule, the Transactions Rule (both which are already in effect) and the Security Rule (which becomes effective in April 2005). The Privacy and Security Rules require covered entities to protect the privacy and security of individually identifiable patient health information—called “protected health information.” The Transactions Rule requires covered entities to conduct certain specified transactions (for example, health plan enrollment) using specific electronic formats and codes.

These rules may increase healthcare entities’ need for technology solutions. For example, prior to the Privacy Rule, there was no federal requirement that healthcare entities track and account for all non-routine disclosures of protected health information, and provide a summary of the same at the patient’s request. The complexity of tracking all such disclosures per the Privacy Rule’s requirements, as well as providing the patient with a record of what has been disclosed places both a burden and a risk on the organization. As such, healthcare information technology companies, particularly Healthcare Information System (“HIS”) vendors, often partner with healthcare organizations to help them meet the significant regulatory requirements mandated by the HIPAA Rules.

Second, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) contained a number of different provisions designed to increase the use of technology in the healthcare industry. For example, the MMA contains provisions that aim to increase the use of electronic prescribing in order to reduce medical errors. The MMA also authorizes a chronic care improvement program, designed to improve chronic care for Medicare beneficiaries through, among other things, the use of information technology.

Data Privacy and Security

There is substantial state and federal regulation of the confidentiality of patient medical records and the circumstances under which such records may be used by, disclosed to, or processed by us as a consequence of our contacts with various health plans and healthcare providers. Although compliance with these laws and regulations is presently the principal responsibility of healthcare entities including health plans, hospitals, physicians, or other healthcare providers, regulations governing patient confidentiality rights (such as the Privacy Rule, discussed above) are rapidly evolving. Additional federal and state legislation governing the dissemination of medical record information may be adopted which may have a material impact on our business. Those laws, including HIPAA and ICD-10 implementation, may significantly affect our future business and materially impact our product development, revenue and working capital. During the past several years, the healthcare industry also has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. We are unable to predict what, if any, changes will occur as a result of such regulation.

These standards are designed to:

•	Improve the efficiency and effectiveness of the healthcare infrastructure by standardizing the interchange of electronic data for specified administrative and financial transactions; and

•	Protect the security and confidentiality of a patient’s health information.

The requirements outlined by the law and the regulations promulgated by DHHS are far-reaching—all healthcare organizations that maintain or transmit electronic health information must comply. Healthcare information technology companies, particularly Healthcare Information System vendors, must partner with healthcare organizations in meeting the significant regulatory requirements mandated by the HIPAA legislation.

QuadraMed’s Strategy

Our goal is to increase market share by offering affordable and user friendly clinical, administrative, financial and medical records software products and services to meet the growing demand among hospitals and other healthcare providers for better patient safety, fewer medical errors and improved efficiencies. To achieve this goal, we have combined the considerable healthcare expertise of our product managers with the technological skill of our development engineers in an effort to assure that our products are designed and supported by people who understand healthcare providers and are built using modern technology.

QuadraMed’s strategy focuses on its core software business. We plan to achieve the status of industry leader by:

•	Continually enhancing the functionality of our existing product solutions and their underlying technology and our support services to meet the emerging needs of healthcare providers;

•	Developing or acquiring additional software applications to complement our product line;

•	Focusing on selling new and enhanced applications to our existing customer base;

•	Acquiring new customers through expanded professional sales and marketing activities;

•	Maintaining expense discipline; and

•	Divesting non-strategic assets.

QuadraMed’s Products and Solutions

QuadraMed provides comprehensive software and service solutions that help our customers achieve clinical and financial efficiency across the full continuum of patient care. A significant portion of our software license arrangements also require us to provide product maintenance and implementation services to customers. These services include installations, maintenance, consulting and training. Affinity integrated enterprise information systems enable the customer to manage patient registration, clinical, and financial information, and Quantim health information management software provides acute care hospitals, VA facilities and physicians with the tools to manage coding, compliance, abstracting and record management processes. Tempus Software, which was acquired in June of 2004, provides enterprise wide scheduling and resource management to hospitals and integrated delivery networks. In addition, we have standalone solutions that fulfill niche needs including Identity

Manager, Decision Support, Electronic Data Interchange, Pharmacy and Laboratory. Furthermore, our Financial Services Solutions identify and collect accounts receivable, recover underpayments from managed care contracts, and provide educational services for hospitals and medical groups.

Software Solutions

The following table provides a list of our major software products and associated services:

Affinity Revenue Cycle Solutions:

Affinity Access Management

•	Patient Scheduling

•	Patient Registration

•	Master Population Index

•	Community Master Population Index

•	Medical Records Abstracting

•	Medical Records Control

•	DRG/Case Mix

•	Account Workflow

•	Electronic Data Interchange

Affinity Financial—General Office

•	General Ledger

•	Accounts Payable

•	Payroll Personnel

•	InSight Executive Decision Support

•	Performance Measurement

Affinity Financial—Patient Financial Management

•	Patient Accounting

•	Central Business Office

•	Account Workflow

•	Contract Management

•	Electronic Data Interchange

Affinity Care Management

•	Computerized Physician Order Entry (“CPOE”)

•	Clinician Access

•	Order Management

•	Ancillary Department Management

•	Patient Charting

•	Medication Charting

•	Plan of Care

•	Acuity/Staff Requirements

•	Health Notes

•	Quality Management

•	Utilization Management

•	Medication Management

•	Pharmacy Management

•	Laboratory Management

Affinity Healthcare Information Management

•	Abstracting

•	Coding

•	Compliance

Affinity Professional Services

•	Consulting Services

•	Interface and Conversion Services

•	Systems Operations Management Services

•	Query Services

•	Customer Training Courses

•	Professional Services

Quantim Health Information Management

•	Abstracting

•	Coding—Physician and Facility

•	Compliance—Inpatient and Outpatient

•	Record Management

•	Correspondence Management

•	Release of Information

•	Disclosure Accounting

•	Chart Locator

•	Chart Completion

•	Electronic Document Management

Pharmacy Management

•	Inpatient

•	Outpatient/Clinic

•	Long-Term Care

•	pcMAR

Laboratory Information System (generally available internationally; scheduled for release in the US market in 2005)

•	General Laboratory

•	Microbiology

•	Anatomic Pathology

Radiology Information System (generally available internationally; scheduled for release in the US market in 2006)

MPI Integrity Management

•	MPIspy

•	SmartMerge

•	PreciseID Patient Search Algorithm

•	MPI Clean Up Services

Scheduling Systems

•	TempusOne Enterprise Scheduling

•	TempusXpress

•	Physician Web Scheduler

Decision Support

•	Contract Management

•	Performance Measurement

•	Clinical Outcome Practice Evaluator

EDI

•	EDI Transaction Services

Other Compliance Management Products

•	VHA ProFee Compliance Suite

Other Coding and Reimbursement Products

•	Physician Coding—nCoder+MD

•	Facility Coding—nCoder+, Cascade Encoder, WinCoder Interactive

•	VA Coding—nCoder+/PTF

Other Abstracting Products

•	WinCoder + CS, Cascade Master System

Record Management

•	MEDREC Millennium Record Management

•	Chart Completion

•	Chart Locator

•	Correspondence Management

•	Enterprise Search and Reporting

Affinity. Affinity is our brand name for the product family that includes integrated enterprise wide solutions. The core product is a standards-based, integrated, healthcare information system (“HIS”). It is highly scalable and flexible and supports the business application needs of hospitals of varying sizes, from small community facilities to large multi-entity integrated delivery networks. It can be implemented on both Microsoft NT and UNIX operating systems and supports a number of hardware platforms, including Hewlett Packard/Compaq, Sun Microsystems, IBM, and EMC. Affinity applications are designed to:

•	Streamline workflow processes;

•	Reduce administrative expenses;

•	Improve the speed and accuracy of billing processes; and

•	Improve patient safety and care by supporting clinical decision-making and documentation.

The Care-Based Revenue Cycle in Affinity system provides a fully integrated healthcare information system from patient access and identification to care management, health information management and financial management. The system can be installed fully integrated and bundled in “best-of-suite” configurations.

The Affinity system provides a fully integrated healthcare information system from patient access and identification to care management, health information management and financial management. The system can be installed fully integrated and bundled in “best-of-suite” configurations.

Affinity Access Management is designed to ensure that accurate patient information is accessible across an organization, improving workflow, compliance and patient safety. By centralizing patient information in an integrated, scalable system, our access management solutions enable healthcare professionals to track patients from registration through billing quickly and accurately.

Affinity Care Management provides improved integration, streamlined workflow, better documentation and better decision support for patient safety. The system supports order control/results reporting, acuity/staff requirements, plan of care, vital signs and intake/output, charting and assessment, pharmacy/medical management, department management, physician access, and computerized physician order entry (“CPOE”). The Affinity CPOE, Pharmacy and Patient Charting applications provide a comprehensive, advanced clinical solution focused on patient safety. The Affinity Pharmacy Management component provides a comprehensive solution to help healthcare organizations manage the daily operations of their pharmacy departments and is fundamental in addressing patient safety concerns that are driving clinical decisions. Affinity Laboratory, which is expected to be released in 2005, is a general purpose laboratory information system with user defined departments for general laboratory, microbiology, and anatomic pathology.

Additionally, we offer a standalone solution for pharmacy management for the inpatient, ambulatory, and long-term care settings. Our pharmacy solution also provides a point of care electronic medication charting tool.

Affinity Health Information Management includes our proprietary coding, compliance and record management systems and automates the management of the patient revenue cycle.

Affinity Revenue Cycle / Financial Management solutions provide acute care hospitals with comprehensive revenue cycle management capabilities. Affinity helps hospitals capture and manage revenue throughout the patient revenue cycle. By combining clinical, financial and patient information within a single patient-centered database, Affinity helps organizations reduce accounts receivable days, improve cash flow, increase productivity and improve operational and strategic decision-making.

Quantim. Quantim is our brand name for our product family of standalone Health Information Management solutions. When sold as standalone products, these solutions are frequently integrated with other vendors’ HIS systems. Quantim is an integrated health information management system that provides acute care hospitals and physician practices with the tools to manage coding, compliance, abstracting and record management processes. This combination of integrated solutions is designed to improve significantly the business of healthcare. Quantim software solutions are designed to generate operational efficiencies, improve cash flow and measure the cost and quality of care. Quantim provides a single, fully integrated, web-native platform for our health information management product suite. Quantim represents a significant improvement over the functionality of traditional health information management product offerings in the areas of coding, compliance, abstracting, and medical records management.

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

Quantim Record Management provides software modules required to release information, track disclosures, and track chart locations and reservations to ensure charts are complete. These web native products allow for process where it is needed and provide advanced functionality including true multi-facility logic. Quantim Chart Completion provides facilities with the functionality to move toward current record chart analysis.

Quantim Electronic Document Management (“EDM”) complements existing patient care and financial systems. EDM provides the ability to electronically transfer and/or scan documents into a single location creating the electronic legal medical record. As a secure and scalable enterprise-wide web native solution, EDM is a key component of the electronic health record.

Quantim Correspondence Management provides functionality to facilitate a healthcare organization’s compliance with the disclosure management aspect of the HIPAA privacy mandate. In addition, it provides the tools needed by HIM to automate the entire release of information workflow process, including robust accounts receivable management.

Quantim Chart Locator automates the monitoring and tracking of patient charts across diverse locations. Chart Locator also provides the ability to perform chart reservation to ensure the requestor will be able to get the chart when needed for patient care.

Quantim Chart Completion facilitates timely, accurate and complete medical record documentation. Chart Completion offers tools for concurrent and retrospective chart analysis, which help ensure compliance with JCAHO and other regulatory standards and medical staff bylaws, rules and regulations.

Tempus. The Tempus family of applications provides scheduling and resource management solutions to hospitals and integrated delivery networks.

TempusOne manages the patient access and scheduling needs of the entire enterprise and maximizes a facility’s resources by moving patients through the healthcare facility more efficiently, minimizing delays and conflicts and their related costs. TempusOne schedules complex sets of procedures at a rate which is approximately fifteen times faster than manual scheduling (often in less than 60 seconds). This results in reduced patient wait times at the healthcare facility related to multiple procedures in different departments.

TempusXpress is a fully integrated scheduling and access management solution that is specifically designed to accommodate the resource constraints of smaller healthcare organizations. In addition to traditional scheduling functions, TempusXpress Access Manager combines the access management functions required by smaller healthcare organizations, including enterprise scheduling, pre-registration, medical necessity validation and automated call-back reminders into one application.

Physician Web Scheduler provides physicians with direct access to a hospital’s scheduling services via the Internet. As physician’s offices request approximately 80% of hospital appointments and physicians are under intense pressure to operate efficiently, physicians are more likely to refer patients to healthcare organizations that offer enterprise-wide scheduling services and real-time information on demand.

QuadraMed International Pty. Limited. QuadraMed International is based in Sydney, Australia with a European office in Winchester, UK. QuadraMed International specializes in clinical laboratory and radiology systems for our customers in Australia, New Zealand and the United Kingdom. QuadraMed International also markets other QuadraMed products internationally.

Affinity Laboratory is a comprehensive multidisciplinary solution to the communications and control requirements of clinical laboratories. Affinity Laboratory is a general purpose laboratory information system with user-defined departments for chemical pathology, hematology, microbiology, histopathology, cytology, blood bank, immunology, endocrinology and genetics. With the exception of the blood bank module which requires FDA 510K registration, Affinity Laboratory is expected to be generally available in the US market in 2005.

Affinity Radiology is a general purpose multidisciplinary radiology information system with user defined departments for radiology, nuclear medicine, ultrasound, CT, and MRI. Affinity Radiology is marketed internationally and is expected to be generally available in the US market in 2006.

Other Solutions. In addition to Affinity and Quantim, we also market standalone solutions that fulfill specific needs, including QuadraMed MPI, a suite of Master Person Index (“MPI”) Software and Services (MPIspy, SmartID, SmartMerge, MPI Cleanup), which enable the identification, correction, and elimination of duplicate patient records in a facility’s master population index; Decision Support tools, including: Contract Management, a managed care contract management system; Performance Measurement, a clinical and financial outcome analysis and decision support system; and, Clinical Outcome Practice Evaluator (“COPE”), which electronically captures, abstracts, and enters data required for Core Measures of the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”). We also market an electronic transaction service, Electronic Data Interchange (“EDI”).

Financial Services Solutions (Discontinued operations in February 2005)

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

The principles upon which our core products are being developed will enhance their ability to be easily accessed, scaled, extended, and integrated with the customer’s legacy systems: These principles include:

•	Standards Based: Our products support industry standards, such as Health Level 7 (“HL7”), X12 EDI and XML. This standards based approach enables QuadraMed customers to preserve their investments in previously installed departmental systems and to support a corporate-wide integration strategy. Increasingly, our products will make it possible to integrate information from different environments into a single, patient-centered database.

•	Platform Independent: We intend to isolate the application business logic and user interface from the underlying hardware and operating system through an adaptive technology framework and core services. A QuadraMed customer will be able to pursue the most advantageous hardware route generally without affecting data portability.

•	Scalable and Reliable: Our architecture is based upon the communications and networking facilities of UNIX and Windows. The adaptive architecture offers great scalability and reliability from small to large enterprise systems.

•	Flexible and Customizable: Our architecture includes powerful tools that allow users to adapt the system to their specific needs. At the institution level, customers can design custom data entry screens, reports, and workflow—without programming. At the user level, the framework supports “end user authoring” which allows physicians and clinicians to easily configure the system to provide the information that they need, in a format that they are comfortable with, organized to support the way they work.

•	Ease of Installation and Implementation: Our emerging architecture makes it easy to install and implement. The use of web based thin clients eliminates the need for manual software installation and configuration on individual workstations. QuadraMed has a record in successful installations and customer satisfaction. Our products are designed to support incremental installation and we specialize in interfacing with legacy systems, thereby providing the customer with a rapid return on investment.

•	Web Accessible: Our newer applications are fully web accessible, including a web-native and Java (J2EE)-based framework that is fully integrated with core enterprise-wide registration, clinical and financial systems. This architecture also allows integration with existing web portals to make enterprise wide information web-accessible.

We depend on licenses from a number of third party vendors for certain technology, including the computer hardware, operating systems, database management systems, programming language, and runtime environment, upon which we develop and operate our products. We are materially reliant upon licenses with the following third party vendors InterSystems Corporation, Document Storage Systems, Inc., Megas Corporation, Unicor Medical, Oracle, Microsoft, Quovadx, the American Medical Association (“AMA”), and the American Hospital Association (“AHA”). Most application software companies, including QuadraMed and its competitors, are reliant on licensed technology and third party components for the development and operation of their software products. Therefore, we believe that our reliance on licensed technology does not place us at a competitive disadvantage. Moreover, as discussed above, a key component of our product development strategy is to become platform-independent, which we believe will mitigate the risks of our reliance on third party licenses.

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

Technical Architecture

To eliminate the disparity of technical architectures that has resulted from our many corporate acquisitions, we have established a technical architecture which guides the development and integration of our products. We have focused on integrating the functionality of our products through the development of web-native applications (designed to run in a web browser) built on n-tiered architecture (developed in discrete layers separating the user interface from the business rules and data storage to provide maximum platform independence). The layers of this architecture are as follows:

•	Platform—the platform layer is the computer hardware and operating system. Our software is designed to be system independent, which means it can run on a variety of hardware and operating systems from a number of vendors. Our systems can run on computers from any manufacturer that supports Microsoft Windows or commercial Unix operating systems.

•	Database—the database layer consists of a commercial relational database management system such as Oracle, Microsoft SQL Server, or InterSystems Cache. Our software is designed to be database independent and is capable of being deployed on a variety of database management systems.

•	EDR—the Enterprise Data Repository (“EDR”) is the developed implementation of a healthcare specific data model. The design of the EDR has been heavily influenced by the HL7 Reference Information Model (“RIM”). HL7 is the recognized governing standards body for healthcare information technology. The RIM includes definitions for objects and acts specific to healthcare, including complete conceptual definitions of terms like ‘patient,’ ‘provider,’ ‘procedure,’ and ‘diagnosis,’ and the potential relationships among the terms.

•

Framework—the Framework layer is a developed layer that implements a set of core services which are reusable across our applications. By developing a set of core services one time in a common framework we are able to support our product families and leverage the vast amount of healthcare domain knowledge that is embedded in products like Quantim Coding or Affinity CPOE.

•	Application Logic—the Application Logic layer is a developed layer that implements specific applications such as Quantim Coding or Affinity Pharmacy. Application layers use combinations of Framework layer services and application specific business logic. The differentiating code that makes one product distinct from another is developed in this layer.

•	Thin Client—the Thin Client or presentation layer is responsible for the presentation of the software to the end user—what the user sees on the screen. By designing our systems to run in a web browser we build in a great deal of flexibility in the deployment of our applications. By separating the presentation layer from the application layer, we greatly simplify the task of supporting new end-user devices as they become available.

•	Product Families—the architecture supports our product strategy. QuadraMed’s two major product families, Affinity and Quantim, are being developed in the QuadraMed architecture which is an integrated, standards-based software platform which simplifies and automates workflow across the continuum of patient care. It is this core technology that supports QuadraMed products and enables their integration into a new or existing system.

Customers

We primarily market to acute care hospitals and multi-facility care delivery organizations or integrated delivery networks. We also sell products to Veterans Health Administration facilities, specialty hospitals, hospital associations, and physicians. We have customers located in all 50 states, the District of Columbia, Puerto Rico, Canada, Australia, New Zealand, and the United Kingdom. In 2004, one single customer, The County of Los Angeles (“LACO”), accounted for 11% of our total revenues. Another customer, Micron Government Computer Systems (“Micron”), accounted for 10% of the total revenues in 2004. In 2003 and 2002, no single customer accounted for 10% or more of our total revenues. In all, our products are used in approximately 2,000 healthcare provider facilities.

Highly Competitive Market

Competition for our products and services is intense and is expected to increase. We compete with other providers of healthcare information software and services, as well as healthcare consulting firms. Our principal competitors include McKesson Corporation, Inc., Siemens Medical Services Health Services Corp. (formerly Shared Medical Systems or SMS), Meditech Corporation, Eclipsys Corporation, Cerner, GE Medical Systems, IDX Corporation, 3M, and SoftMed Corporation, Inc. Other competitors include niche providers of electronic document management software, MPI products and services, decision support products, and financial services consulting and outsourcing.

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

Intellectual Property

We rely on a combination of copyright, trademark and trade secret law, and nondisclosure and non-compete agreements to protect our proprietary methodologies, computer software, and databases. In addition, we require that all employees sign an agreement, prohibiting them from disclosing or using our confidential information, and requiring they disclose and assign to us any new ideas, developments, discoveries or inventions related to our business. Further, we enter into non-disclosure agreements with business partners and customers in the ordinary course of business. The company initiated a new branding strategy in 2004 that included the adoption of a new slogan, “Powering Smarter Healthcare,” which currently is pending registration at the United States Patent & Trademark Office and is expected to register soon. We have obtained trademark registrations in the United States for most of our corporate and product trademarks and service marks (to the extent applicable), including QuadraMed, Affinity, Quantim, Tempus, pcMAR, MPIspy, SmartMerge, TempusOne, TempusXpress, nCoder+, WinCoder+, MEDREC Millennium, and SmartID, among others. In addition, we are in the process of obtaining trademark registrations in Australia, New Zealand, and a number of European countries for the QuadraMed and QuadraMed Affinity marks.

We have not filed for nor obtained any patents for our proprietary technology since 2001, when we filed a provisionary patent application for our Affinity CPOE software application, which application has since lapsed. We continue to evaluate our technology for potentially patentable products. We may in the future seek patents for new products if, in our business judgment, the products are patentable and such protection is warranted. Finally, in order to develop our products, we depend on licenses from third-party vendors. To the extent possible, we ensure that all third-party vendors will indemnify us for infringement of any third party’s intellectual property rights.

Employees

QuadraMed’s staff includes product management and development teams with healthcare experience, software engineers trained in 21st century technology, sales and marketing, and corporate support/administrative. We believe that we have a satisfactory relationship with our employees, none of whom are represented by a union or other collective bargaining group. As of December 31, 2004, we had approximately 850 employees: 122 in general and administration, 120 in sales and marketing, and the remaining employees in technical, consulting, research and development, and support services.

Software Development

All of the Company’s software development expense represents costs associated with the development of new products for which technological feasibility has not been achieved, enhancements of existing products, and quality assurance activities. It primarily relates to employee compensation and benefit costs. As of December 31, 2004, we had 266 full-time employees engaged in software development. Our software development expense was $28.1 million, $23.8 million and $20.5 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Item 2. Properties

We lease all of our facilities and do not own any real property. Our executive and corporate offices are located in Reston, Virginia, in approximately 70,750 square feet of leased office space under a lease that expires in 2011. We also lease approximately 41,000 and 34,000 square feet of office space in San Marcos, California and San Rafael, California, respectively. These leases both expire in 2009. We believe that our facilities provide sufficient space for our present needs, and that additional suitable space, if needed, would be available on reasonable terms. In connection with the relocation of our corporate headquarters to Reston, Virginia, we intend to sublease the vacant San Rafael, California facility in 2005. The San Marcos facility houses, among other things, the Financial Services Division, which was closed as of February 14, 2005. The Company is actively marketing this space for sublease.

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

In June 2000, we entered into a Separation Agreement with James Durham upon his resignation as our Chief Executive Officer. This agreement was amended in July 2001 when Mr. Durham resigned from our Board of Directors. Pursuant to the agreement, as amended, Mr. Durham received approximately $3.2 million as of the dates of the agreements, a $250,000 per year salary through January 1, 2001, a $2,000 per month salary until December 31, 2003, the vesting of approximately 100,000 unvested options, the vesting of interest in a Supplemental Employee Retirement Plan (the “SERP”), and payments of approximately $500,000 per year by us into a SERP Trust, all subject to the terms and conditions of the agreement, as amended. Mr. Durham has requested a lump sum election for his SERP benefits.

In January 2004, Mr. Durham filed an amended complaint against us in the Superior Court of the State of California, Marin County, alleging a breach of his SERP contract and a breach of good faith and fair dealing under this contract. This amended complaint seeks payment of his lump sum SERP benefits, interest, attorneys’ fees, and other relief. On January 30, 2004, this matter was moved to the United States District Court, Northern District of California. The case is in discovery and a jury trial has been scheduled for May 23, 2005. The parties have filed cross-motions for summary judgment regarding the manner of the calculation of Mr. Durham’s lump sum SERP benefit. A hearing on that motion was conducted on February 4, 2005 at which time the Court established certain parameters for the calculation of that benefit. Prior to this hearing, Mr. Durham claimed that his lump sum SERP benefit was worth approximately $4,800,000, plus interest and attorneys’ fees, while the Company contended that the value of the benefit was approximately $3,700,000. As a result of the Court’s recent ruling, it is anticipated that the ultimate value will be between those amounts. A hearing has been scheduled for May 6, 2005 in the event that the parties cannot reach agreement on the amount of the SERP benefit. We intend to continue to vigorously defend this action unless an acceptable settlement can be reached. The ultimate outcome of these matters cannot presently be determined.

On November 15, 2004, we received a letter from MedCath Incorporated (“MedCath”), which provided notice of MedCath’s decision to terminate the Master Software License and Services Agreement, dated November 20, 2002, by and between QuadraMed Affinity and MedCath (the “Contract”). On or about November 15, 2004, MedCath filed a complaint against us in the North Carolina Superior Court, County of Mecklenburg. In its complaint, MedCath alleges that we are in breach of the Contract due to uncured deficiencies in the products, and seeks at least $5 million in damages, plus litigation costs. We believe that these allegations are without merit and that the termination of the Contract is unwarranted. On December 9, 2004, we filed a motion to dismiss the MedCath complaint on the grounds that the complaint fails to state a claim upon which relief can be granted. We also filed a counterclaim against MedCath seeking no less than $1.14 million in unpaid amounts due to us, plus litigation costs, for MedCath’s breach of the Contract by failing to pay licensing fees due to the Company. We will vigorously defend ourselves against any claim that we have breached the Contract and will seek redress through all applicable remedies for any injuries suffered by the Company in connection with this matter.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 4A. Executive Officers of the Registrant

QuadraMed’s executive officers as of December 31, 2004 are as follows:

Name	Age	Position
Lawrence P. English	64	Chairman of the Board and Chief Executive Officer
Michael S. Wilstead	47	President and Chief Operating Officer
John C. Wright	56	Executive Vice President, Chief Financial Officer and Corporate Secretary
Dean A. Souleles	44	Executive Vice President and Chief Technology Officer
Frank J. Pecaitis	41	Senior Vice President, Client Development

On November 1, 2004, we announced the consolidation of the Chief Executive Officer and Chief Operating Officer positions effective December 31, 2004. On January 5, 2005, the Company’s then current President and Chief Operating Officer, Michael S. Wilstead, stepped down from those positions and Lawrence P. English, our current Chairman and Chief Executive Officer assumed the responsibilities of those positions.

Mr. English has been our Chairman of the Board since December 2000, and our Chief Executive Officer since June 2000. As of January 5, 2005, the Company consolidated the executive officer positions of Chief Executive Officer and Chief Operating Officer, and Mr. English assumed the roles of President and Chief Operating Officer. From January 1999 until joining QuadraMed, he was the founder and Chief Executive Officer of Lawrence P. English, Inc., a private turn-around management firm. He was the Chairman of the Board and Chief Executive Officer of Aesthetics Medical Management, Inc., a physician practice management company for plastic surgeons, from July 1997 to January 1999. Mr. English was the President of CIGNA Healthcare from March 1992 until August 1996. In May of 1999, he began serving as a Director of Clarent Hospital Corporation, formerly Paracelsus Healthcare Corporation, and in February of 2000, he became the Non-Executive Chairman of their Board; he resigned from their Board in September 2002. He has also served as a Director of Curative Healthcare Corporation since May 2000. Mr. English has been a prominent healthcare policy thought-leader, and was a member of the Jackson Hole Group and a founder of the Alliance for Managed Care. Mr. English possesses a Bachelor of Arts degree from Rutgers University and a Masters of Business Administration from George Washington University, and is a graduate of Harvard Business School’s Advanced Management Program.

Mr. Wilstead served as President of QuadraMed from March 2003 until January 5, 2005 and Chief Operating Officer from December 2001 until January 5, 2005. As of January 5, 2005, the Company consolidated the executive officer positions of Chief Executive Officer and Chief Operating Officer, and Mr. English assumed the roles of President and Chief Operating Officer. He previously served as President of the Health Information Management Service and Software Divisions and the former EZ-CAP Division. He joined QuadraMed in July 1998 as Vice President of Sales. He was the Group President at STERIS Corporation, an infection control and surgical support products company, from 1995 to 1998. From 1990 to 1995, he held various positions at AMSCO International, a medical equipment company that was purchased by STERIS in 1995. Additionally, Mr. Wilstead was the founder of Rocky Mountain Medical, Inc., a medical equipment/home healthcare company. Mr. Wilstead earned a Bachelor of Science degree in Business Administration from the University of Phoenix.

Mr. Wright has been Chief Financial Officer since April 2004 and the Corporate Secretary since September 2003. He is a Certified Public Accountant, and acted as an advisor to our Audit Committee from January 2003 to July 2003 and served as an Executive Vice President from September 2003. He served as the Senior Vice President and Chief Financial Officer of Teligent, Inc. from September 2000 to March 2001. Prior thereto, he was a partner with Ernst & Young, beginning his career there in 1971. Mr. Wright earned his Bachelor of Science Degree in Accounting from the University of North Carolina at Chapel Hill, and is a veteran of the U.S. Army Reserve.

Mr. Souleles became Chief Technology Officer in August 2000. He joined QuadraMed in February 2000 as Vice President of Development. From September 2002 until November 2003, Mr. Souleles served as the Executive Vice President of the Enterprise Software Division. Prior to joining QuadraMed, from March 1997 to February 2000, he served as the Chief Technology Officer and Director of Research and Development for Chase Systems, Inc., a software and technical services firm serving the mortgage credit reporting industry. He was Chief Technology Officer of SureNet Corporation, an internet service provider, from October 1995 to December 1996. He was also a consultant to NASA’s Jet Propulsion Laboratory as principal engineer and system architect on various space, civil, and defense programs from March 1986 to October 1995. A recipient of the Department of Transportation, Federal Aviation Administration Weather and Flight Service Systems Director’s Award, Mr. Souleles was educated in Computer Science at California State University, Northridge.

Mr. Pecaitis is the Senior Vice President of Client Development. He joined QuadraMed as a result of the Company’s acquisition of Compucare in 1999 where he served as West Area Vice President of Sales after several years as a top sales performer. Before assuming his present position in October 2003, Mr. Pecaitis served as Senior Vice President of Sales and Client Management for our Enterprise Division as well as Chief Marketing Officer. Prior to joining Compucare in 1992, Mr. Pecaitis began his career in 1985 as an Administrative Resident at the Hospital of the University of Pennsylvania and later held several client services and sales positions with Professional Healthcare Systems. Mr. Pecaitis graduated from The Pennsylvania State University with a Bachelor of Science degree in Health Planning and Administration.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a) Market Information

Our common stock currently trades on the American Stock Exchange (symbol: QD).

The following table shows the trading history of our common stock:

Start Date	End Date	Market	Symbol
October 9, 1996	August 29, 2000	Nasdaq National Market	QMDC
August 30, 2000	May 22, 2002	Nasdaq SmallCap Market	QMDC
May 23, 2002	August 22, 2002	Nasdaq National Market	QMDC
August 23, 2002	March 3, 2003	Nasdaq National Market	QMDCE
March 4, 2003*	August 18, 2004	“Pink Sheets”	QMDC.PK
December 10, 2003	August 18, 2004	Over the Counter Bulletin Board	QMDC.OB
August 19, 2004	Present	American Stock Exchange	QD

*	On March 4, 2003 our common stock was delisted from the Nasdaq National Market.

On February 25, 2005, the high and low prices for our common stock on the American Stock Exchange were $2.00 and $1.96 per share respectively.

The following table sets forth the high and low prices for our common stock traded on American Stock Exchange for the periods indicated.

Fiscal Year Ended December 31, 2004	High	Low
Quarter ended September 30 (August 19—September 30)	$2.900	$2.450
Quarter ended December 31	$2.900	$1.700

The following table sets forth the high and low prices for our common stock traded on the Over-the-Counter Bulletin Board for the periods indicated.

Fiscal Year Ended December 31, 2004	High	Low
Quarter ended March 31	$3.750	$2.550
Quarter ended June 30	$3.550	$2.700
Quarter ended September 30 (through August 18)	$3.010	$2.300

Fiscal Year Ended December 31, 2003	High	Low
Quarter ended December 31 (December 10—December 30)	$2.650	$2.250

The following table sets forth the high and low bid and asked prices for our common stock traded on the Pink Sheets for the periods indicated.

Fiscal Year Ended December 31, 2003	High	Low
Quarter ended March 31 (March 4—March 31)	$1.160	$0.349
Quarter ended June 30	$1.950	$0.950
Quarter ended September 30	$2.700	$1.740
Quarter ended December 31 (through December 16)	$2.870	$2.250

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

We have authorized 150,000,000 shares of common stock, par value $0.01 per share. We have authorized 5,000,000 shares of preferred stock, par value $0.01 per share. Our Board of Directors has authority to provide for the issuance of our shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. As of December 31, 2004, we had 40,042,759 shares of common stock outstanding, plus warrants to purchase 3,284,482 of common stock, and 4,000,000 shares of preferred stock designated as Series A Cumulative Mandatory Convertible Preferred Stock (“Series A Preferred Stock”), which are convertible into 7.3529 shares of common stock per share of Series A Preferred Stock.

(b) Holders

On February 25, 2005, there were 364 holders of record and approximately 4,500 beneficial holders of our common stock.

(c) Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We anticipate that we will retain earnings, if any, to finance the growth and development of our business. Additionally, the terms of our Series A Preferred Stock require us to pay full cumulative dividends on the Series A Preferred Stock before making any dividend payment on our common stock. Therefore, we do not expect to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and whatever other factors that our Board of Directors determines are relevant.

On October 15, 2004, the Company paid its first quarterly dividends on its Series A Preferred Stock in the amount of $1.8 million, or $0.34 per share, based on the record date of September 15, 2004, covering the initial dividend payment period from June 17, 2004 through September 15, 2004. Subsequent to the year-end, the Company made a quarterly dividend payment of approximately $1.4 million on January 15, 2005 on its Series A Preferred Stock, covering the dividend payment period from September 16, 2004 through December 15, 2004.

(d) Recent Sales of Unregistered Securities

Not applicable.

(e) Securities Authorized for Issuance Under Equity Compensation Plans

This table provides information about our common stock subject to equity compensation plans as of December 31, 2004. All of the plans have been approved by the stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Approved By Stockholders*	10,524,136	(1)	$3.38	1,720,252	(2)

*	The Company has issued stock options and restricted stock under its 1996 Stock Incentive Plan (the “1996 Plan”), the 1999 Supplemental Stock Option Plan (the “1999 Plan”), and the 2004 Stock Compensation Plan (the “2004 Plan”), all of which were approved by stockholders. The 2004 Plan superceded the Company’s 1996 Stock Incentive Plan, as amended, and 1999 Supplemental Stock Option Plan, as amended, as of May 6, 2004, although stock options and restricted stock under the 1996 and 1999 Plans outstanding as of that date remain subject to the terms of those plans.
(1)	Includes options originally issuable under various benefit plans of entities acquired by us.
(2)	This number excludes options and restricted shares outstanding and shares issued upon exercise of options plan-to-date, as of December 31, 2004.

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

Pursuant to authority granted in the Certificate of Incorporation, the Board has designated 4.0 million shares of preferred stock as Series A Cumulative Mandatory Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock is convertible into shares of common stock at an initial conversion price of $3.40 per share, which is equivalent to a conversion rate of 7.3529 shares of common stock for each share of Series A Preferred Stock. The conversion price decreases to $3.10 in the event that the volume weighted average of the daily market price of common stock per share during a period of 30 consecutive trading days equals $2.75 or less during the one year period beginning on July 17, 2005. We have the right to demand conversion on or after May 31, 2007, in the event the volume weighted average of the daily market price per share of common stock during a period of 20 consecutive trading days equals or exceeds $5.10.

Item 6. Selected Financial Data

The selected consolidated financial data presented below for the five years ended December 31, 2004, is derived from our Consolidated Financial Statements and related notes thereto. This selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the Consolidated Financial Statements and related notes thereto included in “Financial Statements and Supplementary Data” of this Form 10-K. Historical results are not necessarily indicative of future results.

	Year ended December 31,
(in thousands, except per share amounts)	2004	2003	2002	2001	2000
Consolidated Statement of Operations Data:
Revenue	$130,456	$125,105	$109,585	$117,046	$121,012
Gross margin	$73,817	$72,630	$58,202	$74,269	$59,048
Sales & marketing, general & administrative	$55,488	$59,445	$50,135	$55,975	$80,802
Software development	$28,056	$23,798	$20,471	$14,813	$24,573
Amortization of intangible assets and depreciation (1)	$5,393	$5,523	$6,201	$9,069	$11,126
Restatement costs	$—	$7,461	$7,463	$—	$—
Exit cost of facility closing	$4,190	$—	$—	$—	$—
Impairment charges on Financial Services Division	$3,332	$—	$—	$—	$—
Loss from operations	$(22,642)	$(16,136)	$(18,605)	$(5,588)	$(57,465)
Interest expense	$(5,372)	$(9,439)	$(3,461)	$(4,741)	$(6,504)
Gain (loss) on redemption or retirement of debentures	$(14,871)	$—	$—	$12,907	$—
Income (loss) from continuing operations	$(41,829)	$(23,943)	$(20,858)	$11,952	$(39,354)
Gain (loss) from discontinued operations	$—	$—	$(2,280)	$(2,539)	$2,679
Gain on disposal of discontinued operations	$—	$—	$8,776	$—	$—
Net income (loss)	$(41,829)	$(23,943)	$(14,362)	$9,413	$(36,675)
Preferred stock accretion	$(2,465)	$—	$—	$—	$—
Net income (loss) attributable to common shareholders	$(44,294)	$(23,943)	$(14,362)	$9,413	$(36,675)
Basic income (loss) per share from continuing operations	$(1.23)	$(0.87)	$(0.77)	$0.47	$(1.54)
Basic net income (loss) per share	$(1.23)	$(0.87)	$(0.53)	$0.37	$(1.43)
Diluted income (loss) per share from continuing operations	$(1.23)	$(0.87)	$(0.77)	$0.45	$(1.54)
Diluted net income (loss) per share	$(1.23)	$(0.87)	$(0.53)	$0.35	$(1.43)

	As of December 31,
(in thousands, except per share amounts)	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments	$22,429	$36,944	$26,191	$32,213	$39,664
Total assets	$119,410	$133,155	$126,927	$125,133	$149,286
Deferred revenue	$44,040	$48,502	$39,492	$30,721	$22,489
Working capital	$(13,942)	$13,008	$18,137	$32,509	$46,107
Long-term debt (2)	$—	$84,225	$73,719	$73,719	$115,000
Stockholders’ equity (deficit)	$32,639	$(16,883)	$(7,235)	$4,221	$(7,166)

Note:	Certain reclassifications were not made to the 2001 and prior balances to conform to the current year presentations.
(1)	Prior to 2002, the Company recorded depreciation expense as a part of cost of services, sales and marketing, general and administrative, and software development expenses.
(2)	Did not include $11.1 million at December 31, 2003 of unamortized discount associated with warrants issued in connection with the Senior Secured Notes due 2008 (“2008 Notes”).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement on Risks Associated With Forward-Looking Statements

You should read the following discussion in conjunction with our Consolidated Financial Statements and related notes. This Report contains forward-looking statements as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. The words “believe,” “expect,” “anticipate,” “predict,” “intend,” “plan,” “estimate,” “may,” “will,” “should,” “could,” and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Report, and in other documents we file with the SEC from time to time.

Overview of 2004 Results

Our operations and financial performance during 2004 continued to be impacted by events in our recent past, most notably the required restatement of our financial statements during 2003; the delisting of our common stock by NASDAQ in 2003, which, among other things, triggered a repurchase event under our 5.25% Convertible Subordinated Debentures due 2005 (“2005 Notes”); the investigation by the SEC which was begun in 2002 and concluded in 2004; and the shareholder class action and derivative actions which began in 2003 and concluded in 2004. These events effected our sales activity adversely because the very existence of such matters brought into question the financial stability and viability of our Company, particularly during 2003 when the sales cycle began for many of the HIS systems that were awarded in 2004. Some of our key financial performance measurements are as follows:

•	Total revenue increased $5.4 million or 4% to $130.5 million in 2004 from $125.1 million in 2003. The majority of the increase was due to increased services, maintenance and hardware revenue. However, revenue from licenses declined slightly.

•	Gross margin increased $1.2 million or 2% to $73.8 million in 2004 from $72.6 million in 2003. As a percentage of revenue, gross margin declined to 57% in 2004 from 58% in 2003. This was due in large part to the amortization of acquired technology from the Détente and Tempus acquisitions of $ 1.9 million.

•	Loss from continuing operations increased from $16.2 million in 2003 to $22.6 million in 2004, but included in the 2004 results is a $4.1 million exit cost for our former headquarters in San Rafael, California and a $3.3 million impairment charge on closing of our Financial Services Division.

•	Net loss increased from $23.9 in 2003 to $41.8 in 2004. The 2004 net loss includes a $14.9 million loss related to the early retirement of all of our debt, the loss related to the closing of our former headquarters and the impairment charges related to Financial Services Division, as mentioned above.

•	Cash and cash equivalents decreased by $14.5 million to $22.4 million at December 31, 2004 from $36.9 million at December 31, 2003.

•	Cash flows from operations used $10.3 million in 2004 compared to $802,000 provided by operations in 2003.

•	Days sales outstanding (“DSO”) at December 31, 2004 was under 71 days as compared to 90 days for 2003.

In December 2004, due to its increasing losses and negative cash flow, we announced the closing of our Financial Services Division, effective on February 14, 2005.

However, in spite of the challenges that the aforementioned events imposed and the continued competition in the marketplace, we were still able to achieve the following during 2004:

•	We settled the shareholder class action and derivative action suits, and such settlements were covered substantially by insurance;

•	We resolved the SEC investigation by consenting to a Cease and Desist Order; no fine was assessed against the Company;

•	We issued $100 million of Series A Convertible Preferred Stock;

•	We used the proceeds of the Series A Convertible Preferred Stock issuance to retire all of our outstanding 2005 Notes and all of our outstanding 2008 Notes;

•	We became listed on the American Stock Exchange under the symbol QD; and

•	We acquired Détente Systems, Pty. Ltd for $4.0 million in cash, and Tempus Software, Inc for $13.7 million in cash and stock during the year. These acquisitions added Lab, Radiology and Enterprise Scheduling products to our portfolio.

In 2005, we will need to focus on a few broad objectives:

•	Build the sales pipeline and increase sales bookings;

•	Deliver new products and improve technology;

•	Grow revenue and improve profitability;

•	Control expenses; and

•	Fill product line gaps through joint ventures or merger and acquisition activity.

Critical Accounting Policies and Estimates

Our critical accounting policies have a considerable impact on Management’s Discussion and Analysis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, revenues, and expenses. Significant estimates and assumptions have been made regarding revenue recognition, the allowance for doubtful accounts, contingencies, litigation, intangibles resulting from our purchase business combinations, charges associated with exit activities and other amounts. We base our estimates and assumptions on historical experience and on various other assumptions which management believes to be reasonable under the circumstances. Uncertainties inherent in these estimates include, among other things, significant estimates within percentage-of-completion accounting. In addition, we annually review and test our estimates related to the valuations of intangibles including acquired technology, goodwill, customer lists, trademarks and other intangibles, and capitalized software. Actual results may differ materially from these estimates.

Revenue Recognition

Our revenue is principally generated from three sources: (i) licensing arrangements, (ii) services and (iii) hardware.

Our license revenue consists of fees for licenses of proprietary and third-party software. Cost of license revenue primarily includes the costs of third-party software and royalties, and amortization of capitalized software and acquired technology. Our service revenue consists of maintenance, software installation, customer training, and consulting services related to our license revenue, fees for providing management services, such as accounts receivable and payment collection outsourcing, specialized staffing, analytical services and seminars. Cost of services consists primarily of salaries, benefits, and allocated costs related to providing such services. Hardware revenue includes third party hardware used to support our software installation. Cost of hardware revenue consists of third party equipment and installation.

We license our products through our direct sales force. Our license agreements for such products do not provide for a right of return and historically, product returns have not been significant.

We recognize revenue on our software products in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended; SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts; and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition.

We recognize revenue when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered; we no longer have significant obligations with regard to implementation; the fee is fixed and determinable; and collectibility is probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. We consider all arrangements with payment terms extending beyond 180 days to be not fixed and determinable. Revenue for arrangements with extended payment terms is recognized when the payments become due, provided all other recognition criteria are satisfied. If collectibility is not considered probable, revenue is recognized when the fee is collected.

We allocate revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the maintenance portion of the arrangement based as if sold separately and measured by the renewal rate offered to the customer. The professional services portion of the arrangement is based on hourly rates which we charge for these services when sold separately from software. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The proportion of revenue recognized upon delivery varies from quarter to quarter depending upon the mix of licensing arrangements, perpetual or term-based, and the determination of vendor-specific objective evidence (“VSOE”) of fair value for undelivered elements. Many of our licensing arrangements include fixed implementation fees and do not allow us to recognize license revenue until these services have been performed. We have VSOE for all undelivered elements.

Certain of our perpetual and time-based licenses include unspecified upgrades. We recognize revenue from these contracts ratably over the term of the arrangement. As of December 31, 2004, there are a few limited number of perpetual licensing arrangements that include unspecified upgrades through 2005.

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

Hardware revenue is generated primarily from transactions in which customers purchased bundled solutions that included the Company’s software and third-party hardware. If the bundled solution includes services that provide significant modification, installation or customization, contract accounting is applied in accordance with SOP 81-1, whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. Otherwise, hardware revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

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

Other Intangible Assets. Other intangible assets primarily relate to developed technology, trademarks and customer lists acquired in our business acquisitions. Other intangible assets also include acquired technology whose amortization is included in cost of license. On January 1, 2002, we adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of this statement did not have a significant impact on our financial condition or operating results.

Developed technology costs are amortized on a straight-line basis over a period of three years. The majority of other intangible assets are amortized on a straight-line basis over a period of three to five years. These assets are reviewed annually for impairment and written down to net realizable value, if necessary, in accordance with SFAS No. 144.

Recent Accounting Standards

In March 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed statement, “Share-Based Payment”, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. Upon adoption of Statement 123(R) on July 1, 2005, pro forma disclosure will no longer be an alternative to financial statement recognition. Accordingly, the adoption of Statement 123(R)’s fair value method may have a significant impact on our results of operations. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosures included in NOTE 14 to the financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company continues to monitor the potential impact of the proposed statement on its financial condition and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS No. 153), which requires a nonmonetary exchange of assets be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. This eliminates the “similar productive assets exception,” which accounts for the exchange of assets at book value with no recognition of gain or loss. Statement 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

Results of Operations

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Year ended December 31,
	(In thousands, except percentages)
	2004		2003
Revenue
Services	$16,098	12%	$18,767	15%
Maintenance	43,258	33	36,198	29
Installation and other	17,924	14	18,556	15

Services and other	77,280	59	73,521	59
License	45,036	35	46,790	37
Hardware	8,140	6	4,794	4

Total revenue	130,456	100	125,105	100

Cost of revenue
Cost of services and other revenue	36,462	47	40,544	55
Royalties and other	9,977	22	5,777	12
Amortization of acquired technology and capitalized software	4,138	9	2,881	6

Cost of license revenue	14,115	31	8,658	18
Cost of hardware revenue	6,062	72	3,273	68

Total cost of revenue	56,639	43	52,475	42

Gross margin	73,817	57	72,630	58

Operating expenses
General and administrative	29,547	23	30,409	25
Sales and marketing	24,146	19	21,005	17
Software development	28,056	21	23,798	19
Amortization of intangible assets and depreciation	5,393	4	5,523	4
Exit cost of facility closing	4,190	3	—	0
Impairment and other charges for Financial Services Division	3,332	3	—	0
Unusual charges	1,795	1	8,031	6

Total operating expenses	96,459	74	88,766	71

Loss from operations	$(22,642)	-17%	$(16,136)	-13%

Year Ended December 31, 2004 compared to 2003

Revenue

Total revenue. Total revenue for 2004 of $130.5 million increased $5.4 million, or 4%, over total revenue for 2003 of $125.1 million. The net increase of $5.4 million is comprised of a $7.1 million or 20% increase in maintenance revenue and a $3.3 million or 70% increase in hardware revenue, offset by a $2.7 million or 14% decrease in services revenue, a $632,000 or 3% decrease in installation and other revenue, and a $1.8 million or 4% decrease in license revenue. For each quarter in 2004, total revenue, was $36.5 million, $31.9 million, $32.1 million and $30.0 million, respectively. The first quarter revenue of $36.5 million included an unusually large $4.5 million revenue transaction, consisting mainly of hardware, to a single customer.

Services and other. Services and other revenue consists of professional services, such as implementation and installation services, training, maintenance, which consists of technical support and product upgrades, hardware, reimbursable expenses and other service revenue. Professional services are typically provided over a period of three to six months for the HIM Software products and for two to three years for Affinity and other related Enterprise products. These services are provided subsequent to the signing of a software license arrangement and depend in large part on our software license revenues. Our maintenance revenues depend on both licenses of our software products and renewals of maintenance agreements by our existing customer base.

Services revenue decreased approximately $2.7 million, or 14%, to $16.1 million in 2004 from $18.8 million in 2003. The decrease is mainly due to the Financial Services Division: services revenue for Financial Services Division decreased by approximately $3.5 million to $5.7 million in 2004 from $9.2 million in 2003. This decrease was offset by increases in the services revenue for most of our other major product categories except MPI services, which experienced a lower level of sales in 2004. An increase of approximately $652,000 is attributed to the Affinity and other Enterprise suite of products, and an increase of $230,000 is related to the HIM software products. There were several Affinity and vertical sales contracts signed in 2003, particularly in the fourth quarter, the revenue for which is being recognized under percentage of completion method of accounting in 2004.

Maintenance revenue increased $7.1 million or 20% to $43.3 million, compared to $36.2 million in 2003. Of this overall increase in maintenance, $3.5 million resulted from Affinity and related products, and is a function of increases in contractually based annual fees, as well as the installation of new customer software during the year. In addition, $1.4 million of the increase in maintenance is from the acquired Lab and Radiology products of Detente Systems Pty. Ltd and $1.9 million is from the acquired enterprise scheduling products of Tempus Software, Inc. Without these acquisitions, maintenance revenue would have increased 10%.

Installation and other revenue decreased $632,000 or 3% to $17.9 million in 2004 from $18.6 million in 2003. This decrease is driven primarily by a lower level of such revenues from the HIM product lines. Installation and other revenue for Affinity and related products is flat year over year at approximately $14.7 million.

Licenses. License revenue consists of fees for licenses of our owned, proprietary software, as well as third-party owned software that we bundle into our suite of products. License revenue overall decreased $1.8 million or 4% in 2004 to $45.0 million, from $46.8 million in 2003. This decrease is a combination of a $1.2 million decrease for Affinity and related products, and a $600,000 decrease for HIM products.

License revenue from our MPI, Performance Measurement, EDI and PFS products experienced modest increases year over year, and our Pharmacy and Imaging software showed modest decreases. In addition, license revenues for Lab and Radiology from the acquisition of Détente Systems, Pty. Ltd., and license revenues for enterprise Scheduling from the acquisition of Tempus Software, Inc. together added $552,000 in 2004.

For HIM products, license revenue declined by $600,000 in 2004 as license revenue in 2003 included a higher percentage of revenue from perpetual contracts, for which greater amounts of revenue were recognized earlier than term contracts, for which revenue is recognized over the term of the contract, usually one, three or five years. We had very strong third and fourth quarter sales for our HIM products to government agencies, primarily for Veteran Health Administration facilities, in both 2003 and 2004, which contributed to the increase in revenue in that area. Typically the revenue from these contracts is recognized on a straight-line basis over the twelve month terms.

Hardware. Hardware revenue increased $3.3 million, or 70% to $8.1 million for 2004, compared to $4.8 million in 2003. After removing the impacts of the $3.8 million in revenue from a single customer in the first quarter of 2004, hardware revenue in 2004 was lower than 2003 by approximately $500,000, or 10%.

Revenue recognized for the year ended December 31, 2004 includes:

•	amounts initially recorded as deferred revenue in which the Company has now completed its contractual commitments;

•	service revenue relating to installation, training, seminars and financial services during the period;

•	maintenance contracts that renew periodically; and

•	revenues recognized on a cash-basis.

The following table is a summary roll forward schedule of the deferred revenue (in thousands):

For year ended December 31, 2004
(unaudited)
Deferred revenue, beginning balance	$48,502
Add: revenue deferred	113,394
Less: deferred revenue recognized	(120,622)
Add: deferred revenue acquired in acquisitions	2,766

Deferred revenue, ending balance	$44,040

Cost of Revenue and Gross Margin

Cost of services and other. Cost of services and other consists of salaries and related expenses associated with services performed for customer support and implementation and consulting services. Most of these costs are incurred by individuals assigned to specific customer projects. Cost of services and other of $36.5 million in 2004 decreased from $40.5 million in 2003. These costs are primarily driven by internal personnel. Approximately $3.0 million of the change is related to the Financial Services Division and the remaining $1.0 million is related primarily to non Affinity Enterprise products, particularly MPI, EDI and PFS. As a percentage of services and other revenue, cost of services and other was 47% in 2004 down from 55% in 2003.

Cost of licenses. Cost of license consists primarily of third party software, royalties and amortization of acquired technology and capitalized software. A significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to third-party software embedded within our software applications. Generally, royalty fees for third-party licenses will fluctuate based on revenue or the number of the Company’s customers and therefore will fluctuate on a quarter to quarter basis. Royalties are associated primarily with our HIM and government product revenues. Cost of license increased $5.4 million or 63%, to $14.1 million in 2004 from $8.7 million in 2003. The increase is comprised primarily of $1.9 million related to the amortization of technology acquired with Détente and Tempus, offset by a decrease in amortization of capitalized software of $658,000, and a $2.9 million increase in royalty payments, most of which is related to our government products. The balance of the increase is related to third party software licenses and other. Overall, the cost of royalties, as a percentage of government revenues, has increased from 32% in 2003 to 41% in 2004.

Cost of hardware. Cost of hardware consists of third party hardware and installation costs. Cost of hardware increased $2.8 million or 85% to $6.1 million in 2004, from $3.3 million in 2003, primarily as a result of a sale of hardware to a single customer in the first quarter, the cost of which was approximately $3.5 million.

Gross margin. Total gross margin increased by approximately $1.2 million or 2% to $73.8 million in 2004 from $72.6 million in 2003. The increase in gross margin is primarily attributable to the combination of the $7.1 million or 20% increase in maintenance revenues, and the $4.0 million reduction in cost of services. These positive variances were partially offset by higher costs of royalties for government and HIM products, and the amortization of acquired technology. Overall, gross margin for all license revenue declined from 81% in 2003 to 69% in 2004. Gross margin for services and other revenues increased from 45% in 2003 to 53% in 2004, and gross margin on hardware decreased from 32% in 2003 to 25% in 2004. In total, gross margin decreased slightly from 58% in 2003 to 57% in 2004.

Operating Expenses

General and administrative. General and administrative expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administrative expenses, excluding unusual charges described below, decreased $900,000 or 3% to $29.5 million in 2004 from $30.4 million in 2003. As a percentage of total revenue, general and administrative expense was 23% in 2004 compared to 24% in 2003. The decrease in general and administrative expense excluding unusual items was primarily due to a $4.6 million decrease in salaries and related costs, primarily in the area of retention bonuses for key personnel and incentive bonus expense for achieving corporate goals. Offsetting this in part were increases in legal, professional, and other expenses not related to the restatement. In addition bad debt expense was $600,000 greater in 2004 than in 2003.

Sales and marketing. Sales and marketing expenses include costs associated with our sales, marketing and product management personnel, and consist primarily of salaries and benefits, commissions and bonuses, and promotional and advertising expenses. Sales and marketing expenses increased $3.1 million or 15% to $24.1 million in 2004 compared to $21.0 million in 2003. As a percentage of revenue, sales and marketing expense was approximately 19% for 2004 and 17% for 2003.

The increase in sales and marketing expenses in 2004 over 2003 is primarily a result of a more conservative approach to expensing commissions earned in 2004. In prior years, we matched commissions earned with the associated revenues, and as a consequence, deferred certain of these commissions even though they had been earned and paid. In 2004, we began expensing the commissions when earned and paid, and we also amortized approximately $2.1 million of commissions that were deferred in 2003; thus the commission expense for 2004 was higher than it would have otherwise been by this amount. If we remove the impact of the amortization of the deferred commissions from 2004 sales and marketing expenses, the 2004 expenses increased by approximately $1.0 million or 5% from 2003 levels. The remainder of the variance is due to personnel costs and certain marketing expenses.

Software development. Software development expenses include costs associated with the development of new products for which technological feasibility has not been achieved, enhancements of existing products, and quality assurance activities, and these expenses mainly relate to compensation and benefits costs. Software development expenses increased $4.3 million or 18%, to $28.1 million in 2004 from $23.8 million in 2003. As a percentage of revenue, software development expenses were 22% in 2004 compared to 19% in 2003. The majority of the increase in software development expenses between years is attributable to major activities in the Enterprise product portfolio, specifically the joint development activity with one of our largest customers for the Clinical Workstation which required the efforts of over twenty dedicated software developers. In addition, we continued to invest in the development of Computerized Physician Order Entry and the suite of HIM (healthcare information management) products such as Quantim Abstracting and Quantim Electronic Document Management. There were no capitalized software development costs in 2004 or 2003.

Amortization of intangible assets and depreciation. Amortization of intangible assets pertains to identifiable intangible assets such as customer lists and trade names, among other items. Depreciation expense pertains to computer and office equipment, office furniture and fixtures, and leasehold improvements. Amortization of intangible assets increased $400,000 to $2.3 million in 2004 compared to $1.9 million in 2003. Depreciation expense decreased $500,000 to $3.1 million in 2004 compared to $3.6 million in 2003. The change in amortization expense occurred principally as a result of an increase in identifiable intangible assets related to Détente Systems, Pty. Ltd. and Tempus Software, Inc. The change in depreciation expense occurred as a result of certain assets becoming fully depreciated.

Exit cost of facility closing. During 2004, we moved our headquarters from San Rafael, California to Reston, Virginia and vacated and closed down the San Rafael office facility. The lease for this facility terminates at the end of 2009; our annual expense under the lease is approximately $1.2 million, and we have been actively seeking a qualified subtenant for the property. We have estimated the closing costs for this facility based upon current market information available related to potential sublease rental income, sublease commission costs, and the length of time expected to secure a sublease. In consideration of these facts we have estimated that we will incur a cost of approximately $4.0 million in connection with our future obligations on the lease, net of estimated sublease income. We have recorded this expense in the fourth quarter of 2004.

The following table sets forth a summary of the exit cost of facility closing charged and accrued facility cost as of December 31, 2004 (in thousands):

December 31, 2004
Estimated exit cost of facility closing and sublease losses	$4,048
Write off of leasehold improvement upon facility closing	142

Total exit cost of facility closing	$4,190

Accrued exit cost as of December 31, 2004	$4,048

Impairment and other charges for Financial Services Division. Due to increasing operating losses in our Financial Services Division, and the lack of a qualified buyer for the business, we announced the shutdown of this division on December 15, 2004. The shutdown of this division was effective February 15, 2005. In connection with the shutdown, we have recorded an impairment charge of $3.3 million in the fourth quarter, which is comprised of the following items:

December 31, 2004
Write off of intangible assets	$820
Write off of purchased software	1,852
Write off of leasehold improvement	246
Severance expense	414

Total impairment and other charges	$3,332

The results of operations for the Financial Services Division will be presented as a discontinued operation in 2005. The Financial Services Division’s operating results are as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Revenue	$5,652	$9,150	$12,482
Loss from operations	$(3,690)	$(4,896)	$(939)
Loss on closing	$(3,332)	$—	$—

Total loss	$(7,022)	$(4,896)	$(939)

Please see NOTE 20—SUBSEQUENT EVENT—CLOSING OF FINANCIAL SERVICES DIVISION.

Unusual charges. The unusual charges in 2004 pertain to the residual impacts of the shareholder litigation settlement, the transition of our headquarters from San Rafael, California to Reston, Virginia, and the severance charges for our former Chief Operating Officer. The unusual charges in 2003 pertained primarily to the restatement of the financial statements, the shareholder litigation and the SEC investigation, and included $7.5 million in payments to accountants, attorneys and consultants in the first half of 2003 as well as $570,000 recorded in the fourth quarter of 2003 related to the transition of our headquarters.

Other Income (Expense)

Other income (expense). Other income (expense) increased $11.4 million, from a net expense of $7.8 million in 2003 to a net expense of $19.2 million in 2004. This increase is comprised primarily of the $14.9 million loss incurred in connection with the retirement of our 2005 and 2008 Notes in June and July of 2004, offset in part by the reduction in related interest expense. Interest expense for the years ended December 31, 2004, 2003, and 2002 included non-cash charges of $1.6 million, $2.8 million, and $385,000, respectively, relating to amortization of debt offering costs, warrant discount, and preferred stock dividend discount. For 2004, the Company had income tax benefit of $175,000, which represents tax refunds received in the first quarter of the current year as a result of the restatement of the Company’s 2001 financial statements.

Year Ended December 31, 2003 compared to 2002

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Year ended December 31,
	(In thousands, except percentages)
	2003		2002
Revenue
Services and other	$78,315	62.6%	$77,539	70.8%
Licenses	46,790	37.4	32,046	29.2

Total revenue	125,105	100.0	109,585	100.0

Cost of revenue
Cost of services and other	43,817	55.9	41,692	53.8
Cost of licenses	8,658	18.5	9,691	30.2

Total cost of revenue	52,475	41.9	58,383	46.9

Gross margin	72,630	58.1	58,202	53.1

Operating expenses
General and administrative	38,440	30.7	32,587	29.7
Sales and marketing	21,005	16.8	17,548	16.0
Software development	23,798	19.0	20,471	18.7
Amortization and other operating charges	5,523	4.4	6,201	5.7

Total operating expenses	88,766	71.0	76,807	70.1

Loss from operations	$16,136	12.9%	$18,605	17.0%

Revenue

Total revenue. Total revenue for 2003 of $125.1 million increased $15.5 million, or 14.2%, over 2002. Almost $14.7 million of the increase relates to license revenue, as discussed below under “Licenses.” Enterprise product solutions contributed $7.0 million and HIM product solutions contributed $6.9 million to the increase in license revenue. Services and other revenue increased $0.8 million but that included a $3.3 million decline attributable to the Financial Services Division.

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

Services and other. Services and other revenue consists of professional services, such as implementation and installation services, training, maintenance, which consists of technical support and product upgrades, hardware, reimbursable expenses and other service revenue. Professional services are typically provided over a period of three to six months for the HIM Software division and up to two years for the Enterprise division. These services are provided subsequent to the signing of a software license arrangement and depend in large part on our software license revenues. Financial Services’ revenue is recognized as services are performed. Our maintenance revenues depend on both licenses of our software products and renewals of maintenance agreements by our existing customer base. Services and other revenue increased $0.8 million or 1%, to $78.3 million in 2003 from $77.5 million in 2002. Maintenance revenue was $36.2 million and $35.2 million for 2003 and 2002, respectively. Hardware revenue was $4.8 million and $4.1 million for 2003 and 2002, respectively.

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

The Financial Services Division business declined substantially during the year by approximately $3.3 million due to a decrease in the quality of assignments and average lower contract fees. The largest decrease was in Accounts Receivable Management as a result of loss of several major customers.

Licenses. License revenue consists of fees for licenses of proprietary and third-party software. We market our products through our direct sales force. License revenue increased $14.7 million in 2003 to $46.8 from $32.0 million in 2002. The increase is primarily attributable to the timing of revenue recognition of certain large contracts, an expansion of our customer base and new product introductions at the end of fiscal year 2002.

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

License revenue related to the Enterprise product solutions increased $7.0 million primarily due to timing of revenue recognition on a number of large contracts entered into the latter half of 2002. This resulted in increased revenue for Affinity, PFS, and Performance Measurement products of approximately $3.1 million, $0.8 million and $0.7 million, respectively. License revenue from EDI, Contract Management and MPI products also increased by approximately $0.5 million, $0.4 million and $0.1 million, respectively. In addition, there was a full year of license revenue in 2003, from the acquisition of Pharmacy Data Systems, Inc. “PDS” in June 2002 which accounted for an increase of $1.4 million. Additionally, there was a large contract where revenue was recognized at December 31, 2003 upon the expiration of a cancellation privilege, resulting in approximately $2.5 million of the $3.1 million increase in Affinity revenue.

Revenue recognized for the year ended December 31, 2003 includes:

•	amounts initially recorded as deferred revenue in which the Company has now completed its contractual commitments;

•	service revenue relating to installation, training, seminars and financial services during the period; and

•	revenues recognized on a cash-basis.

The following table is a summary roll forward schedule of the deferred revenue (in thousands):

For year ended December 31, 2003
(unaudited)
Deferred revenue, beginning balance	$39,492
Add: revenue deferred	114,428
Less: deferred revenue recognized	(105,418)

Deferred revenue, ending balance	$48,502

Cost of Revenue and Gross Margin

Cost of services and other. Cost of services and other consists of salaries and related expenses associated with services performed for customer support and implementation and consulting services as well as third-party hardware costs. Cost of services and other increased $2.1 million or 5.0%, to $43.8 million in 2003 from $41.7 million in 2002. As a percentage of services and other revenue, cost of services and other was 55.9% in 2003 compared to 53.8% in 2002.

The increase was mainly due to increases in salary, bonuses and related benefits, offset by a reduction in other operating expenses. In addition, there was a slight increase in Enterprise division hardware costs which corresponds to the increase in hardware revenue, as well as recognition of deferred costs related to the applicable recognition of revenue based on completed contract. The Financial Services Division cost of services was flat year over year.

Cost of licenses. Cost of license consists primarily of third party software, royalties and amortization of capitalized software. A significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to third-party software embedded within our software applications. Generally, royalty fees for third-party licenses will fluctuate based on revenue or the number of the Company’s customers and therefore will fluctuate on a quarter to quarter basis. Cost of license decreased $1.0 million or 10.3% to $8.7 million in 2003 from $9.7 million in 2002. The decrease was associated with a reduction in third party software licenses related to Affinity product sales and a decrease in amortization of acquired technology. The cost of third-party software royalties and licenses, as a percentage of total cost of revenue, was approximately 11.0% and 12.7% for the years ended December 31, 2003 and 2002, respectively.

Gross margin. Total gross margin increased $14.4 million or 24.8% to $72.6 million in 2003 from $58.2 million in 2002. The increase in gross margin is primarily attributable to the higher software license revenue in 2003, which has higher margins relative to services and other revenue.

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

Operating Expenses

General and administrative. General and administrative expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administrative expenses increased $5.9 million or 18% to $38.4 million in 2003 from $32.6 million in 2002. As a percentage of total revenue, general and administrative expense was 31% in 2003 compared to 30% in 2002.

The increase in general and administrative expense was primarily due to an increase in salaries and related benefits, retention bonuses for key personnel and incentive bonus expense due to achieving financial targets in 2003 of $2.2 million, $1.2 million increase to bad debt expense, and increases in other operating expenses, net.

General and administrative expense included $7.5 million in payments to accountants, attorneys and consultants in both the last half of 2002 and the first half of 2003 related to the restatement of the financial statements. The total cumulative amount spent for both years was $15.0 million.

Sales and marketing. Sales and marketing expense includes costs associated with our sales and marketing personnel and product marketing personnel and consists primarily of compensation and benefits, commissions and bonuses and promotional and advertising expenses. Sales and marketing expense increased $3.5 million or 20% to $21 million in 2003 compared to $17.5 million in 2002. As a percentage of revenue, sales and marketing expense was 17% in 2003 compared to 16% in 2002.

The majority of the increase was related to salary and related benefits due to headcount increases, commissions, and incentive bonuses for achieving financial targets in 2003.

Software development. Software development expense includes costs associated with the development of new products for which technological feasibility has not been achieved, enhancements of existing products, and quality assurance activities and primarily relates to compensation and benefits costs. Software development expenses increased $3.3 million or 16%, to $23.8 million in 2003 from $20.5 million in 2002. As a percentage of revenue, software development expense was 19% in both 2003 and 2002.

The increase in software development expense was primarily due to the continued development of key products in the Enterprise division. The substantial increase in development investment was targeted at the continued development of advanced clinical systems including Computerized Physician Order Entry. Software development expenses in the HIM Software division were targeted at development of new modules of the Quantim suite of healthcare information management products including Quantim Abstracting, and Quantim Electronic Document Management. There were no capitalized software costs from software development in 2003 compared to $1.8 million in 2002.

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

The results of operations for HIM Services have been presented as a discontinued operation for all periods presented. The HIM Services operating results were as follows (in thousands):

Year ended December 31, 2002
Revenue	$17,313
Income (loss) from operations of discontinued operation	$(2,280)
Gain on disposal	8,776
Total income (loss) on discontinued operations	$6,496

Liquidity and Capital Resources

Balance Sheet

We generate cash from licensing our software and providing professional services. In addition, we generate cash through maintenance renewals where customers generally pay us at the beginning of the contract term. These contract terms commence at different times throughout each year. We primarily use cash to pay our employees’ salaries, commission, and benefits, pay landlords to lease office space, procure insurance, pay taxes, pay dividends on Series A Preferred Stock and pay vendors for services and supplies. In addition, we use cash to procure capital assets to support the business. These assets are typically information technology hardware.

As of December 31, 2004, we had $22.4 million in cash, cash equivalents, compared to $36.9 million as of December 31, 2003. As of December 31, 2004, we had working capital of $(13.9) million compared to $13.0 million as of December 31, 2003. Our working capital deficiency of $13.9 million includes $44.0 million of deferred revenue (liability) and $13.8 million of dividends payable. We have the option to pay the dividends in cash or common stock. We do not have any bank borrowings outstanding at December 31, 2004. We believe that we have adequate liquidity to meet our short-term cash requirements.

Accounts receivable, net, decreased by $5.4 million to $25.5 million as of December 31, 2004 from $30.9 million as of December 31, 2003 in spite of approximately $2.4 million of accounts receivable acquired from Détente and Tempus. Accounts receivable decreased primarily because of increased collection efforts and write-offs of approximately $3.3 million during the year. For the year ended December 31, 2004, bad debt expense was $3.2 million. As of December 31, 2004, the allowance for doubtful accounts decreased slightly to $3.3 million from $3.4 million as of December 31, 2003. QuadraMed maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of QuadraMed’s customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowance might be required.

Unbilled receivables increased by $1.8 million to $6.6 million as of December 31, 2004 from $4.8 million as of December 31, 2003. This increase is mainly due to a greater mix of contracts that the Company was able to recognize revenue in advance of billing and some delayed billings as of December 31, 2004 due to the conversion of our financial software.

Prepaid expenses and other current assets decreased by $3.3 million as of December 31, 2004 to $8.0 million compared from $11.3 million in December 31, 2003. The decrease is due primarily to amortization of prepaid commissions and amortization of prepaid expenses for deferred costs, and rent expenses of $4.2 million. The decrease is partially offset by the addition of prepaid HIM and government royalty expenses, maintenance contracts, and insurance policies of $1.7 million.

Other intangible assets increased by $5.5 million from $7.0 million as of December 31, 2003 to $12.5 million as of December 31, 2004 related to the aforementioned acquisitions.

Other long-term assets decreased slightly by $800,000 from $6.6 million at December 31, 2003 to $5.8 million as of December 31, 2004. This decrease is primarily related to the retirement of our debt and the related debt offering costs of approximately $1.0 million.

Accrued payroll and related expenses decreased by $3.4 million to $7.6 million at December 31, 2004 from $11.1 million at December 31, 2003 principally due to decreases in incentive bonuses of $3.7 million and medical insurance of $800,000, offset by the increase in accrued severance, accrued vacation and accrued worker’s compensation insurance for approximately $900,000.

Dividends payable of $13.8 million, as of December 31, 2004, are related to the Series A Preferred Stock issuance which occurred in the second quarter of 2004.

Accrued interest decreased to $0 as of December 31, 2004 from $1.9 million as of December 31, 2003. This is directly related to the retirement of QuadraMed’s outstanding debt in the second and third quarters of 2004.

Other accrued liabilities decreased approximately $500,000 from $7.9 million as of December 31, 2003 to $7.4 million as of December 31, 2004. This decrease is primarily related to a reduction in accrued contract costs, accrued legal settlement and professional fees, offset by increased royalty accrual.

Deferred revenue decreased by $4.5 million from $48.5 million as of December 31, 2003 to $44.0 million at December 31, 2004 in spite of approximately $4.2 million of deferred revenue acquired from Détente and Tempus. The decrease in deferred revenue is due to timing of reaching billing milestones and revenue recognition criteria. In most instances, except for training, seminars and financial services, deferred revenue is increased when the Company invoices a customer, and is decreased when revenue is recognized based on percentage completion or attainment of a milestone in the customer contract. Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. This generally results from deferred maintenance; software installation, consulting and training services not yet rendered; and license revenue deferred until all revenue requirements have been met or as services have been performed. Additionally, there are term-based licenses for which revenues are recognized over the term of the contract. Unbilled revenue is revenue recorded which has not been invoiced. Invoices that have been issued and remain uncollected are recorded in the deferred revenue and accounts receivable balances. In determining the allowance for doubtful accounts the Company excludes invoices that remain recorded both in deferred revenue and accounts receivable since no revenue has been recognized on these balances.

Long-term debt decreased from $73.2 million as of December 31, 2003 to $0 as of December 31, 2004. The decrease is directly attributable to the retirement of the 2008 and the 2005 Notes.

Accrued exit cost of facility closing increased from $0 as of December 31, 2003 to $4.0 million as of December 31, 2004. This increase is exclusively due to the accrued costs associated with the exit of the San Rafael facility in 2004.

Other long-term liabilities increased slightly by $800,000 from $4.6 million at December 31, 2003 to $5.4 million as of December 31, 2004. As of December 31, 2004, approximately $4.1 million related to the Durham litigation is included in this caption. Please see NOTE 19—LITIGATION AND OTHER MATTERS for more details.

Cash Flows

	Year ended December 31,
(in thousands)	2004	2003	2002
Cash provided (used in) operating activities	$(10,347)	$802	$(982)
Cash provided by (used in) investing activities	$(12,178)	$3,613	$(6,602)
Cash provided by financing activities	$8,011	$8,866	$1,448
Net increase (decrease) in cash and cash equivalents	$(14,514)	$13,281	$(6,136)

Cash provided by (used in) operating activities was $(10.3) million in 2004, compared to $802,000 in 2003 and $(982,000) in 2002, respectively. The net loss of $44.3 million in 2004 was offset by non-cash charges totaling approximately $40.1 million, including depreciation and amortization of $12.1 million, bad debt expense of $3.2 million, loss on retirement of debt of $14.9 million, exit costs related to the closure of the San Rafael facility of $4.2 million, impairment charges of $3.3 million related to Financial Services Division, and preferred stock accretion of $2.5 million. In addition, changes in current assets and liabilities resulted in an additional use of cash of $6.2 million in 2004: decreases in accounts payable and accrued liabilities and deferred revenue used approximately $12.9 million, offset by a decrease in accounts receivable and prepaid expenses and other assets provided approximately $6.7 million. Deferred revenue decreased from 2003 to 2004 due to a decrease in new sales year over year as well as timing of reaching billing milestones and revenue recognition criteria for existing contracts.

In 2003 by comparison, the $802,000 of cash provided by operations arose from the $23.9 million loss from operations offset by non-cash expenses of $14.5 million and, $10.2 million provided by changes in other working capital items. In 2003 by comparison, increases in deferred revenue and current liabilities alone provided cash of $17.7 million, which was off set in part by $7.5 million due to decreases in accounts receivable and prepaid expenses, for a net effect of $10.2 million cash provided. The $982,000 of cash used by operations in 2002 arose from the $20.9 million loss from continuing operations and $2.3 million cash used in discontinued operations offset by non-cash expenses of $10.8 million and $11.4 million provided by changes in other working capital items.

Net cash provided by (used in) investing activities was $(12.2) million in 2004, compared to $3.6 million in 2003 and $(6.6) million in 2002. Investing activities used $12.2 million of cash in 2004 primarily for the purchase of property and equipment, mainly related to our PeopleSoft System, and the acquisitions of Détente Systems, Pty. Ltd, and Tempus Software, Inc. Investing activities provided $3.6 million of cash in 2003 primarily from $4.2 million in cash received in 2003 from the sale of assets associated with the EZ-CAP managed care software business and HIM Services division, respectively, and $2.4 million from the redemption of short-term investments partially offset by $3.3 million in purchases of equipment. Investing activities consumed $6.6 million of cash in 2002 primarily for the acquisition of businesses $(11.9) million, the purchases of equipment $(2.6) million, and the development of software $(1.8) million. These cash outflows were offset in part by $9.8 million received from the sale of assets.

Net cash provided by financing activities was $8.0 million in 2004, compare to $8.9 million in 2003 and $1.4 million in 2002. The $8.0 million of cash generated from financing activities in 2004 arose from $96.1 million in proceeds from the issuance of Series A Preferred Stock, $88.1 million of which was used for the early retirement of our 2005 and 2008 Notes. The $8.9 million of cash generated from financing activities in 2003 arose from $8.5 million in proceeds received in connection with the refinancing of our 2005 Notes and the issuance of our 2008 Notes in April 2003, and $339,000 from the issuance of common stock. The $1.4 million of cash generated by financing activities in 2002 includes $1.9 million of proceeds from the issuance of common stock offset by $455,000 of debt repayments.

Cash provided by (used in) operating activities was $1.8 million, $(9.5) million, $(2.0) million and $(628,000), sequentially for the four quarters of 2004. The changes primarily relate to the increase in net loss during the year, $(4.5) million, $(9.7) million, $(17.6) million, and $(12.4) million per quarter respectively, from the first through fourth quarters of 2004, as adjusted for non-cash charges which averaged approximately $(10.0)

million per quarter and increased (decreased) by changes in working capital of $2.9 million, $(5.4) million, $(1.3) million and $(2.6) million per quarter, sequentially for the four quarters of 2004.

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of December 31, 2004 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating leases (1)	$26,940	$4,989	$9,440	$8,214	$4,297
Accrued dividends (2)	14,697	5,500	9,197	—	—

Total contractual cash obligations	$41,637	$10,489	$18,637	$8,214	$4,297

Other Commercial Commitments
Standby letters of credit (3)	$4,003	$2,620	$1,000	$—	$383

Total commercial commitments	$4,003	$2,620	$1,000	$—	$383

(1)	The Company plans to sublease the vacant San Rafael, California facility in 2005 in connection with the relocation of our headquarters to Reston, Virginia. The San Rafael lease payments total approximately $6.5 million for years 2005 through 2009. Of this amount, the minimum rent payment of $4.7 million is included in the schedule above. As a result, these amounts may become payable prior to the original contract term.
(2)	The Series A Preferred Stock holders have an option to convert and receive, when declared by the Board, dividends equal to the total previously unpaid dividends payable from effective date of conversion through June 1, 2007 at a rate of $1.375 per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common shares or any combination thereof at the option of the Company. See NOTE 11 for additional information on preferred stock.
(3)	The less than 1 year amount of $2.6 million represents collateral securing a performance bond. The amount of this collateral may be less in the future.

As of December 31, 2004, we had approximately $26.9 million in minimum operating lease commitments that will be repaid through 2011. In addition, we have $4.0 million of funds in certificates of deposit held as collateral on standby letters of credit under bank financing agreements related to certain of our lease agreements and contractual guarantees. These amounts reflect current requirements as of December 31, 2004, and may be reduced in the future.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments. In addition, cash used in investing activities may fluctuate due to our software development efforts, any acquisition or disposition we may undertake, and costs associated with our investments in fixed assets and information technology. For additional discussion, see “Risk Factors”.

We depend on licenses from a number of third party vendors for certain technology, including the computer hardware, operating systems, database management systems, programming language, and runtime environment, upon which we develop and operate our products. We are materially reliant upon licenses with the following third party vendors: InterSystems Corporation, Document Storage Systems, Inc., Megas Corporation, Unicor Medical, Oracle, Microsoft, Quovadx, the American Medical Association (AMA), and the American Hospital Association (AHA). Most of these licenses expire within three to five years. Such licenses can be renewed only by mutual consent and may be terminated if we breach the license terms and fail to cure the breach within a specified time period. If such licenses are terminated, we may not be able to continue using the technology on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce product shipments until equivalent technology is obtained, which could have a material adverse effect on our business, financial condition, and results of operations. However, as all application software companies, including QuadraMed and our competitors, are reliant on licensed technology and third party components, we believe our reliance on such technology and licenses places us at no competitive disadvantage.

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

RISK FACTORS

Our business and future performance may be affected by the following. You should carefully consider the following factors and other information set forth in this report, including our financial statements and the related notes. The risks set forth below are in addition to risks that apply to most businesses.

We Have Incurred Losses from Continuing Operations for the Past Five Years, Except 2001. Our Losses Have Adversely Affected Our Ability to Compete.

We incurred losses from continuing operations of $41.8 million, $23.9 million and $20.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Although we had income from continuing operations of $12.0 million in 2001, we incurred losses from continuing operations of $39.4 million in 2000.

Our losses have impaired our ability to market our products and services in competition against companies that are more profitable. If we are unable to achieve or sustain profitability, it may impair our ability to compete effectively.

We Have Found Material Weaknesses in Our System of Internal Controls over Financial Reporting and Disclosure Controls as of December 31, 2004, Which Could Adversely Affect Our Ability to Record, Process, Summarize and Report Certain Financial Data. As a Result, Our Internal Controls over Financial Reporting and Disclosure Controls and Procedures are Ineffective as of December 31, 2004. Our Management Report and Auditors’ Attestation as to Our Internal Controls are Not Yet Complete and are Not Included in this Filing.

In connection with its evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2004, our management discovered the following control deficiencies in the Company’s revenue cycle related to the Company’s conversion of its financial records to PeopleSoft:

•	The review and supervision of the data entry and contract activation process in connection with the conversion of data for the PeopleSoft modules was inadequate to detect errors in these areas prior to contract activation.

•	Not all of our legacy contracts were converted completely into the new PeopleSoft module, requiring the continued need for manual review, impairing management’s ability to effectively review, monitor, and investigate movements in customer account balances, and limiting the Company’s ability to create meaningful deferred revenue roll-forward analysis on a timely basis.

The Company believes that, both individually and in the aggregate, these control deficiencies constitute material weaknesses in our internal controls over financial reporting as of December 31, 2004, because they resulted in more than a remote likelihood that a material misstatement could occur in our annual or interim financial statements and not be prevented or detected. In fact, these material weaknesses resulted in errors, which were not detected on a timely basis. None of these errors, however, resulted in any material adjustments to our financial statements. Such adjustments were recorded by the Company prior to the finalization of the 2004 financial statements.

Additionally, in February 2004 in connection with its audit of our financial results for 2003 (our prior fiscal year), BDO Seidman, LLP (“BDO”) informed our management and Audit Committee of its concern regarding a material weakness in our system of internal controls, policies and procedures to track movements in deferred revenue on a roll forward basis. As a result, it was difficult for management to continually monitor movements in the account. Analytical review was done at the end of each period but not on an overall roll forward basis. While the Company has implemented procedures to report movements in deferred revenue on an overall roll forward basis, the completion of this system was not in place as of December 31, 2004, and therefore, management believes this control deficiency remained a material weakness as of December 31, 2004.

The aforementioned weaknesses in our revenue cycle also affected our closing cycle for the year ended December 31, 2004. Demands on the time of our staff and their overall workload resulted in inadequate staffing and supervision in our accounting and finance departments, which the Company believes constitutes a significant deficiency in our internal controls as of December 31, 2004, and, in concert with the material weaknesses relating to the revenue cycle discussed above, management has concluded that this deficiency constitutes an additional material weakness in our internal controls over financial reporting as of December 31, 2004.

As a result of these material weaknesses in the Company’s internal controls over financial reporting, management has concluded that as of December 31, 2004, the Company’s internal controls over financial reporting were not effective. Such material weaknesses in internal controls over financial reporting also led our management to conclude that the Company’s disclosure controls and procedures were not effective as of December 31, 2004, to ensure that certain financial information related to these matters required to be disclosed in the Company’s filings and submissions to the SEC under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the required time periods.

Management has adopted a plan to resolve these material weaknesses in internal control over financial reporting and anticipates that the current PeopleSoft implementation and conversion will be complete in the second quarter of 2005. While management believes that, at the time of the completion of the PeopleSoft implementation and testing, the above material weaknesses will be remediated and will cease to exist, there can be no assurance that this will occur. Moreover, there can be no assurance that the Company will not discover additional material weaknesses or combinations of significant deficiencies as it evaluates and tests such controls or as management and BDO prepare their reports on the audit of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. Such material weaknesses could adversely affect our ability to record, process, summarize and report our financial information.

Under the Sarbanes-Oxley Act, the Company’s Form 10-K for the fiscal year ended December 31, 2004 is required to include management’s report on the Company’s internal control over financial reporting and for our independent registered public accounting firm to attest to such report. On November 30, 2004, the SEC issued an exemptive order providing an optional 45-day extension for the filing of these section 404 reports and attestations by eligible companies. The Company has elected to utilize this 45-day extension and, therefore, this Form 10-K does not include these reports. These reports will be included in an amended 2004 Form 10-K to be filed on or before May 2, 2005. The Company has been advised by BDO Seidman, LLP that BDO will likely disclaim an opinion on management’s assessment of internal control over financial reporting and will disclaim an opinion on the effectiveness of internal control over financial reporting as of December 31, 2004. The circumstances concerning these matters, and the disclosure of the material weaknesses identified to date by the Company as of December 31, 2004, are described above. It is possible that other material weaknesses or combinations of significant deficiencies may be discovered during that time.

Failure to Achieve and Maintain Effective Internal Controls Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. As indicated in the previous risk factor, our management has identified control deficiencies and material weaknesses in internal control over financial reporting and in our disclosure controls and procedures. In addition, if we fail to achieve and maintain the adequacy of our internal controls and disclosure controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are important to helping ensure that we produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Additional Costs for Complying With Recent and Proposed Future Changes in Securities and Exchange Commission, American Stock Exchange and Accounting Rules Could Adversely Affect Our Profits.

Recent and proposed future changes in the Securities and Exchange Commission and American Stock Exchange rules, as well as changes in accounting rules, have caused us, and will continue to cause us, to incur additional costs including professional fees, as well as additional personnel costs, in order to keep informed of the changes and operate in a compliant manner. In addition, we incurred, and expect to continue to incur, additional general and administrative expense as we implement Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to report on, and our independent auditors to attest to, our internal controls. These additional costs may be significant enough to cause our financial position and results of operation to be negatively impacted. In addition, compliance with these new rules could also result in continued diversion of management’s time and attention, which could prove to be disruptive to our normal business operations. Failure to comply with any of the new laws and regulations could adversely impact market perception of our company, which could make it difficult to access the capital markets or otherwise finance our operations in the future.

Our Ability to Borrow or Issue Additional Shares of Preferred Stock Is Restricted by the Terms of Our Series A Preferred Stock.

The certificate of designation governing our Series A Preferred Stock provides that so long as at least 600,000 shares of Series A Preferred Stock are outstanding, at least 66 2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock shall be required to approve the incurrence by QuadraMed of any long term, senior indebtedness of QuadraMed in an aggregate principal amount exceeding $8,000,000, excluding certain prior existing indebtedness. Furthermore, the certificate of designation requires the affirmative vote of a majority of any outstanding shares of the Series A Preferred Stock prior to the authorization or creation of, or increase in the authorized amount of, any shares of any class or series (or any security convertible into shares of any class or series) ranking senior to or on par with the Series A Preferred Stock in the distribution of assets upon any liquidation, dissolution or winding up of QuadraMed or in the payment of dividends. This may hinder or delay our ability to borrow funds or raise capital by issuing preferred stock.

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

On February 28, 2003, we reported that the SEC had issued a formal non-public order of investigation concerning our accounting and financial reporting practices for the period beginning January 1, 1998. On October 10, 2003, we announced that the Staff of the San Francisco District Office of the Securities and Exchange Commission informed us that the Staff intended to recommend to the SEC that it institute an enforcement action against us for violations of the antifraud, periodic filing and books and records provisions of the federal securities laws. The proposed recommendation concerned our accounting for transactions that we entered into with Health+Cast LLP in 1998 and 1999. The 1999 transactions were restated as part of the restatement of our 1999 financial statements. The individuals who were involved with the Health+Cast transactions are no longer associated with the Company. On April 30, 2004, that matter was settled with the issuance by the SEC of a Cease and Desist Order, to which the Company consented without admitting or denying the findings in the Order. No fine was assessed against the Company in the Order, which requires the Company to cease and desist from violations of the antifraud, periodic reporting and books and records provisions of the Securities Exchange Act of 1934.

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

In addition to the foregoing, a significant percentage of our total cost of revenue is attributable to the cost of third party software royalties and licenses relating to third party software embedded within our software applications. The cost of third-party software royalties and licenses, as a percentage of total cost of revenue, was approximately 17.6%, 11.0% and 12.7% for the years ended December 31, 2004, 2003 and 2002, respectively. Generally, royalty fees for third party licenses will fluctuate based on revenue or the number of our customers and therefore will fluctuate on a quarter to quarter basis.

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

We Could Experience a Significant Impact on Our Revenues if Our Customers do not Renew Maintenance Contracts.

We derive a significant percentage of our revenue, including 33% of our total revenue for fiscal year 2004, from maintenance services. We provide maintenance services under maintenance contracts to many of our customers in connection with our healthcare information technology products. In general, these maintenance contracts renew on an annual basis. If a significant portion of these maintenance contracts were not renewed, our maintenance revenues would decline which could have a material adverse effect on our total revenue for the period(s) in which the maintenance contracts were discontinued.

Future Sales of Our Common Stock in the Public Market, Warrants or Option Exercises and Sales Could Lower Our Stock Price.

A substantial number of shares of our common stock are subject to stock options and warrants, and are issuable upon conversion of our Series A Preferred Stock. We cannot predict the effect, if any, that future sales of shares of warrants or shares of common stock, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock, including shares issued upon the exercise of warrants or stock options or the conversion of our Series A Preferred Stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

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

Certain provisions of our Certificate of Incorporation and Bylaws could discourage potential takeover attempts and make attempts to change management by stockholders difficult. Our Board of Directors has the authority to impose various procedural and other requirements that could make it more difficult for our stockholders to effect certain corporate actions. In addition, our Certificate of Incorporation provides that directors may be removed only by the affirmative vote of the holders of two-thirds of the shares of our capital stock entitled to vote. Any vacancy on our Board of Directors may be filled only by a vote of the majority of directors then in office. Further, our Certificate of Incorporation provides that the affirmative vote of two-thirds of the shares entitled to vote, voting together as a single class, subject to certain exceptions, is required for certain business combination transactions. These provisions, and certain other provisions of our Certificate of Incorporation, could have the effect of delaying or preventing (i) a tender offer for our common stock or other changes of control of the Company that could be at a premium price or (ii) changes in our management.

In addition, certain provisions of Delaware law could have the effect of delaying or preventing a change of control of the Company. Section 203 of the Delaware General Corporation Law, for example, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met.

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

We depend on licenses from a number of third party vendors for certain technology, including the computer hardware, operating systems, database management systems, programming language, and runtime environment, upon which we develop and operate our products. We are materially reliant upon licenses with the following third party vendors: InterSystems Corporation, Document Storage Systems, Inc., Megas Corporation, Unicor Medical, Oracle, Microsoft, Quovadx, the American Medical Association (AMA), and the American Hospital Association (AHA). Most of these licenses expire within three to five years. Such licenses can be renewed only by mutual consent and may be terminated if we breach the license terms and fail to cure the breach within a specified time period. If such licenses are terminated, we may not be able to continue using the technology on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce product shipments until equivalent technology is obtained, which could have a material adverse effect on our business, financial condition, and results of operations. However, as all application software companies, including QuadraMed and our competitors, are reliant on licensed technology and third party components, we believe our reliance on such technology and licenses places us at no competitive disadvantage.

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

Pursuant to SFAS No. 142, we must test goodwill and other intangible assets for impairment at least annually and adjust them when impaired to the appropriate net realizable value. We performed an impairment test on the carrying value of our goodwill and intangibles as of January 1, 2005 and 2004. We determined that there was no impairment as of these dates. In addition, our internally developed software has been capitalized assuming our earnings from these product developments exceed the costs incurred to develop them. If it is determined that these assets have been impaired and our future operating results will not support the existing carrying value of our intangible assets, we will be required to adjust the carrying value of such assets to net realizable value.

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

Changes in Procurement Practices of Hospitals Have and May Continue to Have a Negative Impact on Our Revenues.

A substantial portion of our revenues has been and is expected to continue to be derived from sales of software products and services to hospitals. Hospitals are slow to make changes and generally favor their existing vendor when considering an upgrade in their systems. Consolidation in the healthcare industry, particularly in the hospital and managed care markets, could decrease the number of existing or potential purchasers of products and services and could adversely affect our business. In addition, the decision to purchase our products often involves a committee approval. Consequently, it is difficult for us to predict the timing or outcome of the buying decisions of our customers or potential customers. In addition, many healthcare providers are consolidating to create integrated delivery networks with greater regional market power. These emerging systems could have greater bargaining power, which may lead to decreases in prices for our products, which could adversely affect our business, financial condition, and results of operations.

The Department of Veterans Affairs is Soliciting Vendor Proposals for Most of the Products that We Provide to VA Hospitals. If Another Vendor is Selected or the Terms of our Contract are Modified in a Manner Materially Adverse to Us, Our Revenues from VA Hospitals Would be Significantly Reduced or Eliminated.

The Department of Veterans Affairs (“VA”) has issued a Request for Quote (“RFQ”) and accompanying Statement of Work soliciting proposals from vendors for encoder product suites for use at all VA hospitals and healthcare facilities. Currently, we provide HIM software to about 82 of the approximately 128 VA facilities, and 3M provides HIM software to the remaining VA facilities. As of December 31, 2004, we had approximately $12.9 million in annual revenue from providing VA facilities with HIM software, and our HIM software is about 90% of the products and services we provide to these facilities. The RFQ states that the VA’s solicitation may result in single or multiple awards. Accordingly, the VA may (i) award us with a single national contract; (ii) award us a contract, along with other vendors, under a new pricing schedule; or (iii) not award us with a contract for encoder products. We have submitted our response to the RFQ and anticipate the VA’s award decision on or before April 1, 2005. If we are awarded a contract with a pricing schedule materially below our current rates or we are not awarded a contract under this RFQ, our revenues from sales to VA hospitals may be substantially reduced or eliminated which may have a material adverse effect on our business, financial condition, and operating results. As the majority of our contracts with VA facilities do not expire until September 2005, any adverse decision under this RFQ should not have a financial impact until the fourth quarter of 2005.

Changes in the Healthcare Financing and Reimbursement System Could Adversely Affect the Amount of and Manner in which Our Customers Purchase Our Products And Services.

Changes in current healthcare financing and reimbursement systems (e.g. Medicaid) could result in unplanned product enhancements, delays, or cancellations of product orders or shipments, or reduce the need for certain systems. We could also have the endorsement of products by hospital associations or other customers revoked. Any of these occurrences could have a material adverse effect on our business. Alternatively, the federal government recently mandated that all but small health care providers submit claims to Medicare in electronic format, which may positively affect our systems and product.

The healthcare industry in the United States is subject to changing political, economic, and regulatory influences that may affect the procurement practices and operations of healthcare organizations. The traditional hospital delivery system is evolving as more hospital services are being provided by niche, free standing practices and outpatient providers. The commercial value and appeal of our products may be adversely affected if the current healthcare financing and reimbursement systems were to change. During the past several years, the healthcare industry has been subject to increasing levels of governmental regulation. Proposals to reform the healthcare system have been and are being considered by the United States Congress. These proposals, if enacted, could adversely affect the commercial value and appeal of our products or change the operating environment of our customers in ways that cannot be predicted. Healthcare organizations may react to these proposals by curtailing or deferring investments, including those for our products and services. In addition, the regulations promulgated under HIPAA could lead healthcare organizations to curtail or defer investments in non-HIPAA related features in the next several years.

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

Prospective customers may evaluate our products’ capabilities against the merits of their existing information systems and expertise and may decide to stay with their incumbent vendor because of the cost associated with conversion. In addition, exiting and prospective customers may be reluctant to buy from us because of the losses we have incurred in recent years.

Many of our competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources, and market recognition than we have. These competitors may be in a position to devote greater resources to the development, promotion, and sale of their products than we can. Our competitors also have, or may develop or acquire, substantial installed customer bases in the healthcare industry. As a result of these factors, our competitors may be able to respond more quickly to new or emerging technologies, changes in customer requirements, and changes in the political, economic or regulatory environment in the healthcare industry.

As a result of the current emphasis on patient safety, the selection of a new Hospital Information System is frequently based on the strength of the vendor’s clinical application and many of our competitors have invested considerably more in clinical development than we have.

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

There is substantial state and federal regulation of the confidentiality of patient health information and the circumstances under which such information may be used by, disclosed to, or processed by us as a consequence of our contacts with various health plans and healthcare providers. Although compliance with these laws and regulations is presently the principal responsibility of the health plan, hospital, physician, or other healthcare provider, regulations governing patient confidentiality rights are dynamic and rapidly evolving. As such, laws and regulations could be modified so that they could directly apply to us. Also, changes to the laws and regulations that would require us to change our systems and our methods may be made in the future, which could require significant expenditure of capital and decrease future business prospects. Also, additional federal and state legislation governing the dissemination of patient health information may be proposed and may be adopted, which may also significantly affect our business. Finally, certain existing laws and regulations require healthcare entities to pass-on their obligations to other entities with which they do business, through a contract; as such, QuadraMed is indirectly impacted by various additional laws and regulations.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) is a federal law that affects the use, disclosure, transmission and storage of individually identifiable health information referred to as protected health information or “PHI.” As directed by HIPAA, the United States Department of Health and Human Services (“HHS”) must promulgate standards or rules for certain electronic health transactions, code sets, data security, unique identification numbers, and privacy of protected health information. HHS has issued some of these rules in final form, while others remain in development. In general, under these rules, we function as a “business associate” to some of our customers (who are considered to be “covered entities” under HIPAA). In some instances, we also may function as a healthcare clearinghouse (which is a “covered entity” under HIPAA). The three rules relevant to QuadraMed—the Transaction Rule, the Privacy Rule, and the Security Rule—are discussed below. It is important to note that HHS could, at any time in the future, modify any existing final rule in a manner that could require us to change our systems or operations.

First, HHS has published a final rule governing transactions and code set standards (“Transactions Rule”). The Transactions Rule had a compliance date of October 16, 2003. To the extent necessary to help our covered entity customers conduct transactions, our current products and services meet the requirements of the Transactions Rule. Nevertheless, as noted above, HHS may make further revisions to the Transactions Rule, which could require us to change our products and systems to enable our covered entity customers to meet such obligations.

Second, HHS has published a final HIPAA privacy rule (“Privacy Rule”) which had a compliance date of April 14, 2003. The Privacy Rule is complex and far reaching. Similar to the Transactions Rule, and as noted above, the Privacy Rule directly applies to covered entities. Also, covered entities are, in most instances, required to execute a contract with any business associate that performs certain services on the covered entity’s behalf involving the exchange or creation of protected health information. QuadraMed’s hospital and health plan customers are covered entities, and to the extent that QuadraMed is required by its customer contracts to ensure that it complies with various aspects of the Privacy Rule, QuadraMed meets the requirements of the Privacy Rule. Further, in QuadraMed’s capacity as a healthcare clearinghouse, it is directly subject to the Privacy Rule’s requirements. QuadraMed currently is compliant with all necessary requirements of the Privacy Rule in its role as a clearinghouse. The Privacy Rule and other similar state healthcare privacy regulations could materially restrict the ability of healthcare providers and health plans to disclose protected health information from patient records using our products and services, or it could require us to make additional capital expenditures to be in compliance. Accordingly, the Privacy Rule and state privacy laws may significantly impact our product’s use in the healthcare delivery system and, therefore, decrease our revenue, increase working capital requirements and decrease future business prospects.

Third, HHS has published the final HIPAA security rule (“Security Rule”) with a compliance date of April 20, 2005. The Security Rule applies to the use, disclosure, transmission, storage and destruction of electronic protected health information by covered entities. Per the Security Rule, covered entities must implement administrative, technical and physical security measures to safeguard electronic protected health information. Also, as with the Privacy Rule, under the Security Rule, covered entities are required to contractually bind their business associates to certain aspects of the Security Rule. As such, where QuadraMed functions as a business associate to a customer that is a covered entity, it will be required to enter into a business associate contract with that customer. Implementing such measures may require us to expend substantial capital due to required product, service, and procedure changes.

QuadraMed has completed modifications to its business practices and software offerings so that it is able to assist its customers in complying with the Transaction and Privacy Rules, and continues to implement modifications relevant to the Security Rule. However, HHS continues to publish change notices to the existing rules and propose new rules. There is no certainty that QuadraMed will be able to respond to all such rules in a timely manner and our inability to do so could adversely affect our business.

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

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31 (in thousands, except average interest rates).

	Aggregate Fair Value		Weighted Average Interest Rate
	2004	2003	2004	2003
Cash and cash equivalents
Cash (1)	$8,419	$10,060
Money Market funds	14,010	26,884	1.74%	1.08%

Total cash and cash equivalents	$22,429	$36,944

Long-term investments
Corporate debt securities	$430	$477	5.33%	5.27%
Debt issued by the U.S. government	847	908	4.81%	5.04%

Total long-term investments (2)	$1,277	$1,385

(1)	Excluded from the fair value of the principal amounts of cash is $3.9 million, which is restricted cash that is held in escrow for rental properties, and meeting customer performance expectations.
(2)	Included in other long term assets on the balance sheet.

Performance of Equity Markets

The performance of the equity markets can have an effect on our operations as certain of our variable life insurance policies have premiums invested in equity securities.

Foreign Currency Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. Changes in foreign exchange rates did not materially impact our results of operations. For the year ended December 31, 2004, less than 2% of total revenue was denominated in currencies other than the United States dollar and less than 1% of our total direct and operating costs were incurred in currencies other than the United States dollar.

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

On April 28, 2003, QuadraMed dismissed PwC as our independent accountants. Our Audit Committee made the decision to change independent accountants.

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

PwC did, however, inform both management and our Audit Committee of its concerns regarding material weaknesses in the company’s system of internal controls, policies and procedures, including the adequacy and reliability of certain financial information, and certain financial personnel. Specifically, PwC reported material weaknesses in 1) the accounting for software revenue and related expense recognition, 2) the reporting of discontinued operations, 3) the accounting for the company’s investment in certain non-consolidated subsidiaries, 4) the accounting for certain life insurance contracts and the Supplemental Executive Retirement Plan (“SERP”), 5) the accounting and reporting of non-recurring charges, 6) the accounting for stock-based compensation, 7) the accounting and reporting of capitalized software development costs, 8) the accounting for income taxes, 9) the documentation supporting the accounting for certain business combinations, and 10) timely analysis and reconciliation of general ledger accounts. PwC further stated that these material weaknesses would require PwC to expand the scope of its uncompleted audit of fiscal year 2002, and that its findings to date may materially impact the fairness and reliability of our previously issued financial statements as previously filed with the SEC and the report of the prior independent public accountants on those financial statements. We requested that PwC furnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated May 5, 2003, was filed with our Current Report on Form 8-K with the SEC on May 5, 2003 and is filed as an exhibit to this report.

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

On May 5, 2003, BDO Seidman, LLP (“BDO”) was appointed as QuadraMed’s independent public accountants for the fiscal year ended December 31, 2002.

Item 9A. Controls and Procedures

General

Our management, including our principal executive and principal financial officers, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f), and 15d-15(f) under the Securities Exchange Act of 1934). Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company began an evaluation of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Our management, including principal executive and principal financial officers, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Revenue Cycle

On October 1, 2004 the Company began the process of converting a significant portion of its financial records (principally revenue cycle related items) from a legacy system called “CDI”, to various modules of our principal financial software, PeopleSoft. We expected that this conversion would be completed by December 31, 2004, but this did not occur. As a result, our system of internal controls surrounding the revenue cycle did not include all the anticipated internal controls in place at year-end; nor were we able to adequately document, test, and remediate certain new internal controls as of that date.

PeopleSoft is a widely used and very powerful software system. While we encountered no significant difficulties in expanding the use of the various PeopleSoft modules, planning for the conversion was flawed in that our estimate of the time and resources required to successfully complete the process was underestimated. In addition, the training of personnel in the contract data entry process was inadequate to ensure the accurate entry of data into the system.

As a result, management has concluded that the following control deficiencies in our revenue cycle existed as of December 31, 2004:

•	The review and supervision of the data entry and contract activation process in connection with the data conversion was inadequate to detect errors before contract activation.

•	Not all of the legacy contracts were converted completely into the new PeopleSoft module, resulting in the need to continue the use of manual processes, which significantly impairs management’s ability to effectively review, monitor and investigate movements in customer account balances. It also limits our ability to create meaningful deferred revenue roll-forward analysis on a timely basis.

The Company believes that, both individually and in the aggregate, these control deficiencies constitute material weaknesses in our internal controls over financial reporting as of December 31, 2004, because they resulted in more than a remote likelihood that a material misstatement could occur in our annual or interim financial statements and not be prevented or detected. In fact, these material weaknesses resulted in errors, which were not detected on a timely basis. None of these errors, however, resulted in any material adjustments to our financial statements. Such adjustments were recorded by the Company prior to the finalization of the 2004 financial statements.

In addition to the material weaknesses described above, in connection with performing its audit of our financial results for 2003 (our prior fiscal year), BDO Seidman, LLP informed us that they noted a matter involving internal control that they considered to be a material weakness. The material weakness noted by BDO concerned the fact that the Company had not implemented procedures to track movements in deferred revenue on an overall roll forward basis. As a result, it was difficult for management to continually monitor movements in the account. Analytical review was done at the end of each period but not on an overall roll forward basis. While the Company has implemented procedures to report movements in deferred revenue on an overall roll forward basis, the completion of this system was not in place as of December 31, 2004. Accordingly, as of December 31, 2004, management believes that this control deficiency remained a material weakness.

Our current PeopleSoft implementation and conversion plan calls for all contract and customer data to be in PeopleSoft by the second quarter of 2005. Although there can be no assurance, by that time we believe the above material weaknesses will be remediated and will no longer exist.

Closing Cycle

The aforementioned weaknesses in our revenue cycle also affected our closing cycle for the year ended December 31, 2004. The manual processes referred to above were performed substantially by our accounting and finance staff, with some reliance on outside consultants, the same people who are involved in the normal closing cycle. As a result, our year-end close processes were affected in that less time was available from our staff for normal closing and review procedures, and these procedures are an important component of our controls surrounding the closing process. This situation was exacerbated by the fact that we replaced our corporate controller on January 11, 2005. We believe that these demands on the time of our staff and their overall workload resulted in inadequate staffing and supervision in our accounting and finance departments, which the Company believes constitutes a significant deficiency in our internal controls as of December 31, 2004, and, taken together with the material weaknesses relating to the revenues cycle discussed above, constitute an additional material weakness in our internal controls over financial reporting as of December 31, 2004.

Subsequent to December 31, 2004, we have taken steps to bolster the personnel involved in the closing cycle and have initiated what we believe to be improved processes and a better delineation of duties. While there can be no assurance in this regard, we expect that these steps will eliminate this material weakness in 2005. Until that time, we will continue to rely on manual processes and require additional commitment of resources to the closing process to produce our financial records and reports.

Management’s Assessment of Internal Control over Financial Reporting and Disclosure Controls and Procedures

As a result of the material weaknesses relating to our revenue cycle and our closing cycle noted above, management has concluded that as of December 31, 2004, the Company did not maintain effective internal control over financial reporting.

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board of Directors. However, the material weaknesses in internal controls over financial reporting discussed above also led our management to conclude that the Company’s disclosure controls and procedures were not effective, as of December 31, 2004, to ensure that certain financial information related to these matters required to be disclosed in the Company’s filings and submissions to the SEC under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the required time periods.

Under the Sarbanes-Oxley Act, the Company’s Form 10-K for the fiscal year ended December 31, 2004 is required to include management’s report on the Company’s internal control over financial reporting and for our independent registered public accounting firm to attest to such report. On November 30, 2004, the SEC issued an exemptive order providing an optional 45-day extension for the filing of these section 404 reports and attestations by eligible companies. The Company has elected to utilize this 45-day extension and, therefore, this Form 10-K does not include these reports. These reports will be included in an amended 2004 Form 10-K to be filed on or before May 2, 2005. The Company has been advised by BDO Seidman, LLP that BDO will likely disclaim an opinion on management’s assessment of internal control over financial reporting and will disclaim an opinion on the effectiveness of internal control over financial reporting as of December 31, 2004. The circumstances concerning these matters, and the disclosure of the material weaknesses identified to date by the Company as of December 31, 2004, are described above. It is possible that other material weaknesses or combinations of significant deficiencies may be discovered during that time.

Changes in Internal Control

As described above, beginning in October 2004, the Company converted its contract management software from a legacy system, CDI, to the various modules of our principal financial software, PeopleSoft. While we had expected this process to have been completed by December 31, 2004, we now expect that all contract data and new processes will be completed by the second quarter of 2005.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding QuadraMed’s directors appears under “Election of Directors” in our Proxy Statement for the 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”). That portion of the 2005 Proxy Statement is incorporated by reference into this report. Information regarding QuadraMed’s executive officers appears in Item 1 of this Annual Report on Form 10-K under “Management”.

Section 16(a) Beneficial Ownership Reporting Compliance

Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appears under “Section 16(a) Beneficial Ownership Reporting Compliance” under “Election of Directors” in the 2005 Proxy Statement. That portion of the 2005 Proxy Statement is incorporated by reference into this report.

Information about our Code of Ethics for Principal Executive Officers and Senior Financial Officers appears under “Executive Compensation and Related Information” under “Code of Ethics” in our 2005 Proxy Statement. This portion of our 2005 Proxy Statement is incorporated by reference into this report.

Item 11. Executive Compensation

Information about compensation of QuadraMed’s named executive officers appears under “Executive Compensation” under “Election of Directors” in the 2005 Proxy Statement. Information about compensation of QuadraMed’s directors appears under “Director Compensation” under “Election of Directors” in the 2005 Proxy Statement. Those portions of the 2005 Proxy Statement are incorporated by reference into this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information about security ownership of certain beneficial owners and management appears under “Security Ownership of Directors and Executive Officers” under “Election of Directors” in the 2005 Proxy Statement. That portion of the 2005 Proxy Statement is incorporated by reference into this report.

Information about securities authorized for issuance under equity compensation plans is discussed in this report under “Securities Authorized for Issuance under Equity Compensation Plans” in “Item 5—Market for Registrant’s Common Equity and Related Stockholders Matters”.

Item 13. Certain Relationships and Related Transactions

Information about certain relationships and related transactions appears under “Certain Relationships and Related transactions” under “Election of Directors” in the 2005 Proxy Statement. That portion of the 2005 Proxy Statement is incorporated by reference into this report.

Item 14. Principal Accountant Fees and Services

Information regarding audit fees and all other fees, in addition to the Audit Committee’s pre-approval policies and procedures appears under “Fees of Independent Accountants” in our 2005 Proxy Statement. That portion of our 2005 Proxy Statement is incorporated by reference into this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

1.	Financial Statements. Reference is made to the consolidated financial statements and notes incorporated herein begin on page F-1.

2.	Financial Statement Schedule. Reference is made to Schedule II—Valuation and Qualifying Accounts on page S-1.

3.	Exhibits. Reference is made to Item 15(c) of this Annual Report on Form 10-K.

(b)	Reports filed on Form 8-K during the last quarter of the year covered by this Annual Report on Form 10-K:

1.	Form 8-K, dated November 1, 2004, regarding the amendment of the Company’s Bylaws to expand the Board of Directors to nine persons and the election of James E. Peebles to the Board of Directors.

2.	Form 8-K, dated November 1, 2004, press release on November 1, 2004, announcing that the Chief Executive Officer and Chief Operating Officer positions were to be consolidated and that Michael S. Wilstead would step down from his Chief Operating Officer responsibilities effective December 31, 2004.

3.	Form 8-K, dated November 3, 2004, press release on November 3, 2004, announcing earnings and other financial results for third quarter 2004.

4.	Form 8-K, dated November 9, 2004, attaching transcript from investor conference call regarding third quarter 2004 financial status held on November 3, 2004.

5.	Form 8-K, dated November 12, 2004, press release on November 9, 2004, announcing the sale of Company securities under Rule 10b5-1 by Michael S. Wilstead and Dean A. Souleles.

6.	Form 8-K, dated November 18, 2004, reporting receipt of a letter on November 15, 2004 from MedCath Incorporated to terminate its Master Software License and Services Agreement with the Company.

7.	Form 8-K, dated November 22, 2004, reporting service of a complaint filed against the Company on November 15, 2004 by MedCath Incorporated in Mecklenburg County, North Carolina Superior Court for alleged material breach of contract.

8.	Form 8-K, dated November 22, 2004, describing an all-company operations update conference call with employees held on November 19, 2004

9.	Form 8-K, dated December 10, 2004, announcing the Company’s filing of a Motion to Dismiss and a Counterclaim on December 9, 2004 in the Mecklenburg County, North Carolina Superior Court in the MedCath v. QuadraMed action.

10.	Form 8-K, dated December 15, 2004, announcing the permanent discontinuance of the Company’s Financial Services Division on February 14, 2005.

11.	Form 8-K, dated December 22, 2004, providing a letter to employees on the Company’s policy of not making estimates of future operating results or providing financial guidance.

12.	Form 8-K, dated December 28, 2004, reporting the Company’s status of compliance with the requirements of Sarbanes-Oxley Section 404.

The exhibits listed on the accompanying Exhibit Index or incorporated by reference are filed as part of this Annual Report on Form 10-K.

QuadraMed, QuadraMed, Affinity, Quantim, Tempus, pcMAR, MPIspy, SmartMerge, TempusOne, TempusXpress, nCoder+, WinCoder+, MEDREC Millennium, and SmartID, among others, are trademarks or registered trademarks of QuadraMed Corporation or its subsidiaries in the United States and other countries. All other brands, products, or service names are or may be trademarks or service marks of, and are used to identify, products or services of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRAMED CORPORATION

Date: March 16, 2005	By:	/s/ LAWRENCE P. ENGLISH
Lawrence P. English Chairman, Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2005	By:	/s/ JOHN C. WRIGHT
John C. Wright Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ LAWRENCE P. ENGLISH Lawrence P. English	Chairman, Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ JOHN C. WRIGHT John C. Wright	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/s/ F. SCOTT GROSS F. Scott Gross	Director	March 16, 2005

/s/ WILLIAM K. JURIKA William K. Jurika	Director	March 16, 2005

/s/ ROBERT L. PEVENSTEIN Robert L. Pevenstein	Director	March 16, 2005

/s/ CORNELIUS T. RYAN Cornelius T. Ryan	Director	March 16, 2005

/s/ JOSEPH L. FESHBACH Joseph L. Feshbach	Director	March 16, 2005

/s/ ROBERT W. MILLER Robert W. Miller	Director	March 16, 2005

/s/ JAMES E. PEEBLES James E. Peebles	Director	March 16, 2005

EXHIBIT INDEX

Certain of the following exhibits have been previously filed with the SEC and are incorporated herein by reference from the document described in parentheses. Certain others are filed herewith.

Exhibit Number	Exhibit Description
2.1	Asset Purchase Agreement, by and among, QuadraMed Corporation, QuadraMed Operating Corporation, OAO Technology Solutions, Inc., and OAO Transaction, LLP, dated as of August 16, 2001. (Exhibit 2.3 to our Current Report on Form 8-K, as filed with the SEC on August 21, 2001.)

2.2	Agreement and Plan of Merger, dated as of June 30, 2004, by and among QuadraMed Corporation, Sawgrass, LLC, Tempus Software, Inc. and each of the shareholders of Tempus Software, Inc. (Exhibit 2.1 to our Current Report on Form 8-K as filed with the SEC on July 15, 2004.)

3.1	Amended and Restated Bylaws of QuadraMed. (Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on November 1, 2004.)

3.2	Third Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.5 to our Quarterly Report Amended on Form 10-Q/A, as filed with the SEC on August 24, 1998.)

3.3	Amendment to the Third Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.3 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

3.4	Certificate of Designation, Powers, Preferences and Rights of the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 3.1 to our Current Report on Form 8-K as filed with the SEC on June 17, 2004)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock certificate. (Exhibit 4.2 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

4.3	Purchase Agreement, dated as of April 27, 1998, by and among QuadraMed Corporation and the Initial Purchasers named therein. (Exhibit 1.1 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.4	Securities Purchase Agreement, dated as of April 17, 2003, among QuadraMed Corporation and certain investors listed on the signature pages attached thereto. (Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.5	Form of Note. (Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.6	Warrant Agreement dated as of April 17, 2003, by and between QuadraMed Corporation and The Bank of New York, as warrant agent. (Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.7	Indenture, dated as of April 17, 2003, between QuadraMed Corporation and the Bank of New York, as trustee. (Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.8	Registration Rights Agreement, dated as of April 17, 2003, among QuadraMed, the investors listed on the signature pages thereto, and Philadelphia Brokerage Corporation. (Exhibit 4.5 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.9	Security Agreement, dated as of April 17, 2003, made by QuadraMed Corporation in favor of The Bank of New York, as collateral agent. (Exhibit 4.6 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

Exhibit Number	Exhibit Description
4.10	Form of Warrant to Purchase Common Stock. (Exhibit 4.11 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

4.11	Subordinated Indenture, dated as of May 1, 1998, between QuadraMed and The Bank of New York. (Exhibit 4.6 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.12	Officers’ Certificate delivered pursuant to Sections 2.3 and 11.5 of the Subordinated Indenture. (Exhibit 4.7 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.13	Registration Rights Agreement dated April 27, 1998, by and among QuadraMed and the Initial Purchasers named therein. (Exhibit 4.8 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.14	Form of Global Debenture. (Exhibit 4.9 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.15	Form of Certificated Debenture. (Exhibit 4.10 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.16	Registration Rights Agreement dated as of June 30, 2004, by and between QuadraMed and the shareholders identified on the signature pages thereto. (Exhibit 4.1 to our Current Report on Form 8-K as filed with the SEC on July 15, 2004.)

4.17	Form of Preferred Stock certificate for the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 4.17 to our Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, No. 333—112040, as filed with the SEC on August 25, 2004.)

10.1	1996 Stock Incentive Plan of QuadraMed. (Exhibit 10.1 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.2	1996 Employee Stock Purchase Plan of QuadraMed. (Exhibit 10.2 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.3	Summary Plan Description, QuadraMed Corporation 401(k) Plan. (Exhibit 10.3 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.4	Form of Indemnification Agreement between QuadraMed and its directors and executive officers. (Exhibit 10.4 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.5	1999 Supplemental Stock Option Plan for QuadraMed. (Exhibit 10.5 to our annual report on Form 10-K, as filed with the SEC on March 30, 2000, as amended by May 1, 2000.)

Exhibit Number	Exhibit Description
10.6	2004 Stock Compensation Plan of QuadraMed. (Exhibit 4.36 to our Registration Statement on Form S-8, No. 333-118581, as filed with the SEC on August 26, 2004.)

10.7	Separation Agreement dated June 12, 2000, between James D. Durham and QuadraMed. (Exhibit 10.64 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

10.8	Separation Agreement dated June 12, 2000, between John V. Cracchiolo and QuadraMed. (Exhibit 10.65 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

10.9	Employment Agreement dated June 12, 2000, between Lawrence P. English and QuadraMed. (Exhibit 10.66 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

10.10	Amendment of Employment Agreement dated September 20, 2001, between Lawrence P. English and QuadraMed. (Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.11	Employment Agreement dated April 1, 1999, between Michael S. Wilstead and QuadraMed. (Exhibit 10.53 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the SEC on August 16, 1999.)

10.12	Amendment of Employment Agreement dated September 20, 2001, between Michael S. Wilstead and QuadraMed. (Exhibit 10.9 to our Quarterly Report on form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.13	Employment Agreement dated August 16, 2000, between Dean Souleles and QuadraMed. (Exhibit 10.67 to our annual report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on April 2, 2001.)

10.14	Amendment of Employment Agreement dated September 19, 2001, between Dean Souleles and QuadraMed. (Exhibit 10.7 to our Quarterly Report on form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.15	Second Amendment of Employment Agreement dated November 8, 2002, between Dean Souleles and QuadraMed. (Exhibit 10.14 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.16	Employment Agreement dated June 1, 2001, between Frank Pecaitis and QuadraMed. (Exhibit 10.16 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.17	Lease dated November 19, 1998 for facilities located at 22 Pelican Way, San Rafael, California. (Exhibit 1.7 to our Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC on March 30, 2000.)

10.18	Lease dated November 26, 2001 for facilities located at 1050 Los Vallecitos Boulevard, San Marcos, California. (Exhibit 10.18 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.19	Lease dated June 15, 2001 for facilities located at 12110 Sunset Hills Road, Reston, Virginia. (Exhibit 10.19 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.20	Employment Agreement dated July 9, 2003, between John C. Wright and QuadraMed Corporation. (Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

Exhibit Number	Exhibit Description
10.21	Inducement Stock Agreement dated July 9, 2003, by and between John C. Wright and QuadraMed Corporation. (Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

10.22	Restricted Stock Agreement dated July 9, 2003, by and between John C. Wright and QuadraMed Corporation. (Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

10.23	Amendment of Employment Agreement dated October 5, 2003, by and between Charles J. Stahl and QuadraMed Corporation. (Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

10.24	Stock Issuance Agreement dated December 30, 2003, by and between Lawrence P. English and QuadraMed Corporation. (Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

10.25	Stock Issuance Agreement dated December 30, 2003, by and between Michael S. Wilstead and QuadraMed Corporation. (Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

10.26	Value Added Remarketing Agreement dated June 26, 1989, by and between InterSystems Corporation and the Compucare Company. (Exhibit 10.28 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25, 2004.)

10.27	Amendment to VAR Agreement between QuadraMed Affinity Corporation and InterSystems Corporation. (Exhibit 10.29 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25, 2004.)

14.1	QuadraMed Corporation Code of Ethics for Principal Executive Officers and Senior Financial Officers. (Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

16.1	Letter from PricewaterhouseCoopers LLP dated May 5, 2003 regarding a change in certifying accountant. (Exhibit 16.1 to our Current Report on Form 8-K, as filed with the SEC on May 5, 2003.)

21.1**	QuadraMed Corporation subsidiaries.

23.1**	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

31.1**	Section 302 Certification—CEO

31.2**	Section 302 Certification—CFO

32.1**	Section 906 Certification—CEO

32.2**	Section 906 Certification—CFO

**	Filed herewith

QUADRAMED CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

QuadraMed Corporation

Reston, Virginia

We have audited the accompanying consolidated balance sheets of QuadraMed Corporation (a Delaware corporation) and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. We have also audited the financial statement schedule listed in the accompanying index at Item 15.(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QuadraMed Corporation and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

Bethesda, Maryland

March 15, 2005

QUADRAMED CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except percentages and per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$22,429	$36,944
Accounts receivable, net of allowance for doubtful accounts of $3,303 and $3,406, respectively	25,550	30,872
Unbilled receivables	6,603	4,762
Notes and other receivables	832	1,456
Prepaid expenses and other current assets	8,001	11,268

Total current assets	63,415	85,302

Restricted cash	3,889	5,523
Property and equipment, net of accumulated depreciation and amortization of $20,656 and $19,395, respectively	5,129	5,643
Capitalized software development costs, net of accumulated amortization of $12,038, and $10,227 respectively	1,427	3,219
Goodwill	25,983	18,445
Other intangible assets, net of accumulated amortization of $18,035 and $15,599, respectively	12,451	6,992
Other long-term assets	7,116	8,031

Total assets	$119,410	$133,155

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$4,501	$2,914
Accrued payroll and related	7,637	11,100
Accrued interest	—	1,912
Other accrued liabilities	7,399	7,866
Dividends payable	13,780	—
Deferred revenue	44,040	48,502

Total current liabilities	77,357	72,294
5.25% Convertible Subordinated debt due 2005	—	11,931
10% Senior Secured debt due 2008, net of unamortized discount of $0 and $11,061	—	61,233
Accrued exit cost of building closing	4,048	—
Other long-term liabilities	5,366	4,580

Total liabilities	86,771	150,038

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.01 par, 5,000 shares authorized, 4,000 and zero shares issued and outstanding, respectively	83,412	—
Common stock, $0.01 par, 150,000 shares authorized, 40,043 and 28,671 shares issued and outstanding, respectively	400	222
Additional paid-in-capital	301,231	291,962
Deferred compensation	(1,870)	(2,886)
Accumulated other comprehensive loss	(124)	(65)
Accumulated deficit	(350,410)	(306,116)

Total stockholders’ equity (deficit)	32,639	(16,883)

Total liabilities and stockholders’ equity (deficit)	$119,410	$133,155

The accompanying notes are an integral part of these consolidated financial statements.

QUADRAMED CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2004	2003	2002
Revenue
Services	$16,098	$18,767	$20,088
Maintenance	43,258	36,198	35,300
Installation and other	17,924	18,556	18,010

Services and other	77,280	73,521	73,398
License	45,036	46,790	32,046
Hardware	8,140	4,794	4,141

Total revenue	130,456	125,105	109,585

Cost of revenue
Cost of services and other revenue	36,462	40,544	38,906

Royalties and other	9,977	5,777	6,544
Amortization of acquired technology and capitalized software	4,138	2,881	3,147

Cost of licenses revenue	14,115	8,658	9,691
Cost of hardware revenue	6,062	3,273	2,786

Total cost of revenue	56,639	52,475	51,383

Gross margin	73,817	72,630	58,202

Operating expenses
General and administration	31,342	38,440	32,587
Sales and marketing	24,146	21,005	17,548
Software development	28,056	23,798	20,471
Amortization of intangible assets and depreciation	5,393	5,523	6,201
Exit cost of facility closing	4,190	—	—
Impairment and other charges for Financial Services Division	3,332	—	—

Total operating expenses	96,459	88,766	76,807

Loss from operations	(22,642)	(16,136)	(18,605)

Other income (expense)
Interest expense, includes non-cash charges of $1,571, $2,771 and $385, respectively	(5,372)	(9,439)	(3,461)
Interest income	481	591	696
Gain on sale of assets	—	—	1,500
Other income (expense), net	400	993	(988)
Loss from retirement of debt	(14,871)	—	—
Benefit (provision) for income taxes	175	48	—

Other income (expense)	(19,187)	(7,807)	(2,253)

Income (loss) from continuing operations	(41,829)	(23,943)	(20,858)
Loss from discontinued operations (net of income taxes)	—	—	(2,280)
Gain on disposal of discontinued operations (net of income taxes)	—	—	8,776

Net loss	$(41,829)	$(23,943)	$(14,362)

Preferred stock accretion	(2,465)	—	—

Net loss attributable to common shareholders	$(44,294)	$(23,943)	$(14,362)

Income (loss) per share—basic and diluted
Continuing operations	$(1.23)	$(0.87)	$(0.77)
Discontinued operations	—	—	0.24

Net income (loss)	$(1.23)	$(0.87)	$(0.53)

Weighted average shares outstanding
Basic and diluted	35,982	27,405	26,915

The accompanying notes are an integral part of these consolidated financial statements.

QUADRAMED CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Preferred Stock		Common and Treasury Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss) And Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
December 31, 2001	—	—	26,493	201	273,384	(1,085)	(268,279)	4,221	10,275
Issuance of restricted shares of common stock	—	—	39	—	348	(348)	—	—
Amortization of restricted shares of common stock and common stock options of non-employees	—	—	—	—	—	845	—	845
Issuance of common stock upon option exercises and/or through ESP Plan	—	—	433	4	1,899	—	—	1,903
Unrecognized pension costs	—	—	—	—	—	—	137	137	137
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—	21	21	21
Net loss	—	—	—	—	—	—	(14,362)	(14,362)	(14,362)

December 31, 2002	—	—	26,965	205	275,631	(588)	(282,483)	(7,235)	(14,204)
Issuance of restricted shares of common stock	—	—	1,188	12	2,788	(2,800)	—	—
Amortization of restricted shares of common stock	—	—	—	—	—	502	—	502
Issuance of common stock warrants in connection with Debt offering	—	—	—	—	13,209	—	—	13,209
Issuance of common stock upon option and warrant exercises and/or through ESP Plan	—	—	518	5	334	—	—	339
Unrecognized pension costs	—	—	—	—	—	—	325	325	325
Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	(80)	(80)	(80)
Net loss	—	—	—	—	—	—	(23,943)	(23,943)	(23,943)

December 31, 2003	—	—	28,671	222	291,962	(2,886)	(306,181)	(16,883)	(23,698)
Issuance of preferred stock	4,000	80,947	—	—	—	—	—	80,947
Issuance of common stock	—	—	794	7	1,702	—	—	1,709
Issuance of treasury stock upon exercise of options	—	—	—	65	(65)	—	—	—
Issuance of common stock upon exercise of warrants	—	—	8,019	80	—	—	—	80
Issuance of common stock for acquisition	—	—	2,559	26	7,632	—	—	7,658
Accretion of preferred stock	—	2,465	—	—	—	—	(2,465)	—	(2,465)
Amortization of deferred compensation	—	—	—	—	—	1,016	—	1,016
Other	—	—	—	—	—	—	(59)	(59)	(59)
Net loss	—	—	—	—	—	—	(41,829)	(41,829)	(41,829)

December 31, 2004	4,000	$83,412	40,043	$400	$301,231	$(1,870)	$(350,534)	$32,639	$(44,353)

The accompanying notes are an integral part of these consolidated financial statements.

QUADRAMED CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net income (loss) attributable to common shareholders	$(44,294)	$(23,943)	$(14,362)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,111	11,647	9,890
Provision for bad debts	3,185	2,567	1,403
Impairment and other charges for Financial Services Division	3,332	—	—
Loss on retirement of debt	14,871	—	—
Exit cost on facility closing	4,190	—	—
Preferred stock accretion	2,465	—	—
Gain attributable to discontinued operations	—	—	(6,496)
Other	(5)	325	(533)
Changes in assets and liabilities:
Accounts receivable	4,057	(1,827)	1,002
Prepaid expenses and other	2,626	(5,710)	(1,434)
Accounts payable and accrued liabilities	(5,658)	8,733	3,784
Deferred revenue	(7,227)	9,010	8,039

Cash provided by (used in) continuing operations	(10,347)	802	1,293
Cash used in discontinued operations	—	—	(2,275)

Cash provided by (used in) operating activities	(10,347)	802	(982)

Cash flows from investing activities
Increase (decrease) in restricted cash	1,634	326	(38)
Sales of available-for-sale securities, net	77	2,360	10
Sale of assets	—	4,190	9,800
Acquisitions of businesses, net of cash acquired	(9,376)	—	(11,930)
Purchases of property and equipment	(4,513)	(3,263)	(2,607)
Capitalized software development costs	—	—	(1,837)

Cash provided by (used in) investing activities	(12,178)	3,613	(6,602)

Cash flows from financing activities
Issuances of debt and warrants	—	71,000	—
Repayments of debt	(88,090)	(62,473)	(455)
Proceeds from issuance of preferred stock	96,121	—	—
Payment of preferred stock dividends	(1,803)
Proceeds from issuance of common stock	1,793	339	1,903
Other	(10)	—	—

Cash provided by (used in) financing activities	8,011	8,866	1,448

Net increase (decrease) in cash and cash equivalents	(14,514)	13,281	(6,136)

Cash and cash equivalents, beginning of period	36,944	23,663	29,799

Cash and cash equivalents, end of period	$22,429	$36,944	$23,663

Supplemental disclosure of cash flow information
Cash paid for interest	$3,481	$6,672	$3,874

Cash paid (refunded) for taxes	$(175)	$(26)	$207

Supplemental disclosure of non-cash investing and financing transactions
Issuance of restricted shares of common stock	$—	$2,800	$348

Issuance of debt in lieu of interest payment	$—	$1,294	$—

Issuance of common stock upon acquisition of Tempus	$7,650	$—	$—

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

Our products are designed to eliminate paper, improve processes, and decrease errors through the efficient management of patient clinical and financial records. They are suitable for acute care hospitals, specialty hospitals, Veterans Health Administration facilities and associated/affiliated businesses such as outpatient clinics, long-term care facilities, and rehabilitation hospitals and are used by healthcare organizations of varying size—from small single entity hospitals to large multi-facility care delivery organizations. Our products are sold as standalone, bundled, or fully integrated software packages. We also provide services to support the hospital’s collection of receivables and its administration of contractual reimbursements from managed care companies; however, this segment of our business was discontinued in the first quarter of 2005.

In 2004 we were managed in two distinct segments, the Software Division and the Financial Services Division. In February 2004, we acquired Détente Systems Pty Limited of Sydney, Australia, a vendor of laboratory management software and in June of 2004 we acquired Tempus Software, Inc. of Jacksonville, Florida, a vendor of enterprise-wide hospitals scheduling software. The operations of both Tempus and Détente have been rolled into our Software Division. In December 2004, we announced the closing of the Financial Services Division, and its operations ceased to exist in February 2005. Until November 2003, QuadraMed was managed in three distinct business segments, which were: Enterprise Division, Health Information Management Software Division and Financial Services Division.

2. QUADRAMED CORPORATION AND BASIS OF PRESENTATION

Principles of Consolidation

These consolidated financial statements, which include the accounts of QuadraMed and all significant business divisions and wholly-owned subsidiaries, have been prepared in conformity with (i) accounting principles generally accepted (“GAAP”) in the United States; and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions between QuadraMed and its subsidiaries are eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements

QuadraMed makes estimates, assumptions, and judgments that affect the reported amounts of assets and liabilities, contingent assets and liabilities, revenues, and expenses. Significant estimates and assumptions have been made regarding revenue recognition, the allowance for doubtful accounts, contingencies, litigation, intangibles resulting from our purchase business combinations and other amounts. QuadraMed bases its estimates and assumptions on historical experience and on various other assumptions which management believes to be reasonable under the circumstances. Uncertainties inherent in these estimates include, among other things, significant estimates within percentage-of-completion accounting. In addition, QuadraMed annually reviews and tests its estimates related to the valuations of intangibles including acquired technology, goodwill, customer lists, trademarks and other intangibles, and capitalized software. Actual results may differ materially from these estimates.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition—QuadraMed’s revenue is principally generated from three sources: (i) licensing arrangements, (ii) services and (iii) hardware.

The Company’s license revenue consists of fees for licenses of the proprietary and third-party software. Cost of license revenue primarily includes the costs of third-party software and royalties, and amortization of acquired technology and capitalized software. The Company’s services revenue consists of maintenance, software installation, customer training and consulting services related to our license revenue, fees for providing management services, such as accounts receivable and payment collection outsourcing, specialized staffing, analytical services and seminars. Cost of services consists primarily of salaries, benefits, and allocated costs related to providing such services. Hardware revenue includes third party hardware used to support our software installation. Cost of hardware revenue consists of third party equipment and installation.

QuadraMed licenses its products through its direct sales force. The Company’s license agreements for such products do not provide for a right of return, and historically, product returns have not been significant.

QuadraMed recognizes revenue on its software products in accordance with AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended; SOP 81-1, Accounting for Performance of Construction-Type and Certain production-Type Contracts; and SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition.

QuadraMed recognizes revenue when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered; we no longer have significant obligations with regard to implementation; the fee is fixed and determinable; and collectibility is probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. The Company considers all arrangements with payment terms extending beyond 180 days to be not fixed and determinable. Revenue for arrangements with extended payment terms is recognized when the payments become due, provided all other recognition criteria are satisfied. If collectibility is not considered probable, revenue is recognized when the fee is collected.

QuadraMed allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, QuadraMed determines the fair value of the maintenance portion of the arrangement based as if sold separately and measured by the renewal rate offered to the customer. The professional services portion of the arrangement is based on hourly rates which QuadraMed charges for these services when sold separately from software. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The proportion of revenue recognized upon delivery varies from quarter to quarter depending upon the mix of licensing arrangements, perpetual or term-based, and the determination of vendor-specific objective evidence (“VSOE”) of fair value for undelivered elements. Many of our licensing arrangements include fixed implementation fees and do not allow us to recognize license revenue until these services have been performed. We recognize revenue only after establishing that we have VSOE for all undelivered elements.

Certain of the Company’s licenses are term or time-based licenses. QuadraMed recognizes revenue from these contracts ratably over the term of the arrangement.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Hardware revenue is generated primarily from transactions in which customers purchased bundled solutions that included the Company’s software and third-party hardware. If the bundled solution includes services that provide significant modification, installation or customization, contract accounting is applied in accordance with SOP 81-1, whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. Otherwise, hardware revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

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

Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable consist primarily of amounts due to QuadraMed from its normal business activities. QuadraMed provides an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified.

Concentration of Credit Risk—Accounts receivable subject QuadraMed to its highest potential concentration of credit risk. QuadraMed reserves for credit losses and does not require collateral on its trade

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounts receivable. In addition, QuadraMed maintains cash and investment balances in accounts at various domestic banks and brokerage firms. QuadraMed is insured by the Federal Deposit Insurance Corporation for up to $100,000 at each bank. Balances maintained at the brokerage firm are not insured.

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

Goodwill—QuadraMed adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001, and ceased amortization of goodwill as of January 1, 2002. Prior to this point, goodwill was amortized using the straight-line method over its estimated useful life.

As of January 1, 2004 and 2005, QuadraMed reviewed the goodwill for impairment and determined that the fair values of the analyzed reporting units exceeded the carrying values of the net assets. Accordingly, no indicators of impairment existed.

During 2004, QuadraMed acquired all of the assets of Détente and outstanding shares of Tempus Inc. and recorded goodwill of $655,000 and $6.9 million, respectively. During 2002, QuadraMed acquired all of the outstanding shares of Pharmacy Data Systems, Inc. and the assets of Cascade Health Information Software, Inc. and recorded goodwill of $7.9 million and $882,000, respectively. There have been no other changes in the carrying amount of goodwill during 2003.

Capitalized Software—Software development costs are capitalized upon the establishment of technological feasibility, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Upon the general release of the product to customers, development costs for that product are amortized over the greater of the ratio that current revenues bear to total and anticipated future revenues for the applicable product or the straight-line method, generally five years. These amounts are charged to cost of licenses. No amounts were capitalized in 2004 and 2003.

Other Intangible Assets—Other intangible assets primarily relate to customer lists, acquired technology including developed and core technology, and tradenames and other acquired in QuadraMed’s purchase business combinations. On an annual basis, QuadraMed reviews its intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets in accordance with the provisions of SFAS No. 144. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their net realizable values. Amortization of other intangible assets is computed on the basis of a 3-5 year life. See NOTE 8—OTHER INTANGIBLE ASSETS for additional information.

Accounting for and Disclosure of Guarantees and Indemnifications—QuadraMed’s software license agreements generally include a performance guarantee that QuadraMed’s software products will substantially operate as described in the applicable program documentation for a period of 90 days after delivery. QuadraMed also generally warrants that services performed will be provided in a manner consistent with reasonably applicable industry standards. To date, QuadraMed has not incurred any material costs associated with these warranties. QuadraMed’s software license agreements typically provide for indemnification of customers for claims for infringement of intellectual property. To date, no such claims have been filed against the Company.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

QuadraMed has determined pro-forma information regarding net income and earnings per share as if it had accounted for employee stock options under the fair value method as required by SFAS No. 123, as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Please see NOTE 14—STOCK-BASED COMPENSATION.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. Upon adoption of Statement 123(R) on July 1, 2005, pro forma disclosure will no longer be an alternative to financial statement recognition. Accordingly, the adoption of Statement 123(R)’s fair value method may have a significant impact on our results of operations. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosures included in NOTE 14—STOCK-BASED COMPENSATION. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands):

	Year ended December 31,
	2004	2003	2002
Numerator:
Net loss attributable to common shareholders	$(44,294)	$(23,943)	$(14,362)

Denominator:
Weighted average number of common shares outstanding—basic and diluted	35,982	27,405	26,915

Basic and diluted net loss per common share	$(1.23)	$(0.87)	$(0.53)

As QuadraMed recorded net losses for each of the years ended December 31, 2004, 2003 and 2002, no common equivalent shares were included in diluted net loss per share calculation because they were anti-dilutive.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If QuadraMed had reported net income, the calculation of diluted earnings per share would have included the following common stock equivalent shares from the indicated equity instruments (in thousands):

	Year ended December 31,
	2004	2003	2002
Equity instruments:
Convertible preferred stock	29,412	—	—
Warrants	3,273	7,978	—
Stock options	1,740	753	1,255

Total common stock equivalent shares	34,425	8,731	1,255

Comprehensive Loss—The components of QuadraMed’s comprehensive loss include the unrealized gain (loss) on available-for-sale securities and foreign currency translation adjustment. The following table sets forth the computation of comprehensive loss (in thousands):

	Year ended December 31,
	2004	2003	2002
Net loss attributable to common shareholders	$(44,294)	$(23,943)	$(14,362)
Unrecognized pension cost	—	325	137
Unrealized gain (loss)	(49)	(80)	21
Foreign currency translation	(10)	—	—

Comprehensive loss	$(44,353)	$(23,698)	$(14,204)

Translation of Foreign Financial Statements—The functional currency of the Company’s foreign subsidiaries is their local currency. Accordingly, assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average rates for the period. Translation adjustments are recorded as a component of other comprehensive income. Foreign currency transaction gains (losses) recorded in operating expenses were approximately $10,000 for 2004. There were no foreign currency transaction gains or losses recorded in 2003 or 2002.

Recent Accounting Standards—In March 2004, FASB issued a proposed statement, “Share-Based Payment”, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment, which is a revision of Statement 123. Please see “Stock-Based Compensation” section above.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS No. 153), which requires a nonmonetary exchange of assets be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. This eliminates the “similar productive assets exception,” which accounts for the exchange of assets at book value with no recognition of gain or loss. Statement 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. ACQUISITIONS AND DIVESTITURES

Acquisitions

Tempus Software, Inc.

On June 30, 2004, QuadraMed acquired all of the issued and outstanding capital stock of Tempus Software, Inc. (“Tempus”), a Florida corporation located in Jacksonville, Florida. Tempus is a leading enterprise scheduling and patient access software provider.

This acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combination,” and the balance sheet of Tempus has been included in the Company’s consolidated balance sheet effective June 30, 2004. The purchase price consisted of $6.1 million in cash and approximately 2.6 million shares of QuadraMed common stock, as well as approximately $0.2 million of transaction and direct acquisition costs. On the closing date of the acquisition, $0.6 million in cash and approximately 260,000 shares were deposited into an escrow account.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets:
Current assets	$4,086
Property and equipment	188
Developed technologies	4,083
Customer lists	1,376
Non-competition agreement	453
Goodwill	6,883

17,069
Liabilities:
Current liabilities	(3,149)

Purchase price	13,920
Cash and cash equivalents acquired	(1,033)

Net purchase price	$12,887

The Company considered various factors, including the use of appraisals, in determining the allocation of the purchase price to the assets acquired and liabilities assumed and, in the fourth quarter of 2004, adjusted the previously reported allocation of purchase price to reflect management’s final determination.

Intangible assets are being amortized on a straight-line basis over three years. Amortization of developed technology, customer lists and non-competition agreement for the period from acquisition to December 31, 2004 was $680,000, $229,000 and $76,000, respectively.

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ownership of the Détente Systems Trust (“the Trust”), an Australian business trust. Détente is engaged in the business of developing, selling and supporting clinical systems in Australia, New Zealand, and the United Kingdom. The Trust holds title to all of the intellectual property used or useful in Détente business.

This acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combination,” and the results of operations of Detente have been included in the Company’s consolidated statements of operations effective February 2004. The net purchase price was approximately $4.2 million in cash, which included approximately $0.6 million of transaction and direct acquisition costs. Approximately $2.6 million was paid on the closing date of the acquisition, and the balance was deposited into an escrow account to be payable upon the satisfactory performance of certain technology and performance goals relating to the acquired Détente technology, which was completed and released in the first quarter of 2005.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets:
Current assets	$760
Property and equipment	157
Developed technologies	4,000
Customer lists	53
Non-competition agreement	142
Goodwill	655

5,767
Liabilities:
Current liabilities	(1,184)

Purchase price	4,583
Cash and cash equivalents acquired	(355)

Net purchase price	$4,228

The Company considered various factors, including the use of appraisals, in determining the allocation of the purchase price to the assets acquired and liabilities assumed and, in the fourth quarter of 2004, adjusted the previously reported allocation of purchase price to reflect management’s final determination.

Intangible assets are being amortized on a straight-line basis over three years. Amortization of developed technology, customer list, non-competition agreement for the period from acquisition to December 31, 2004 was $1.2 million, $16,000 and $43,000, respectively.

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Divestitures

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

The results of operations for HIM Services have been presented as a discontinued operation for 2002. HIM Services operating results were as follows (in thousands):

Year ended December 31, 2002
Revenue	$17,313

Loss from operations of discontinued operation	$(2,280)
Gain on disposal	8,776

Total income (loss) on discontinued operations	$6,496

See NOTE 20—SUBSEQUENT EVENT—CLOSING OF FINANCIAL SERVICES DIVISION regarding the closure of the Company’s Financial Service Division in February 2005.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. CASH AND INVESTMENTS

Restricted Cash—Restricted cash reflects amounts to be restricted greater than 12 months and accordingly is included in non-current assets. Restricted cash consists of the following (in thousands):

	Year ended December 31,
	2004	2003
Lease agreements	$383	$456
Contract guarantees	3,620	3,620
HIMS Services escrow	—	1,500

	$4,003	$5,576
Less: Imprest cash balance	(114)	(53)

	$3,889	$5,523

Stand-by Letters of Credit—From 1999 through 2001, QuadraMed opened $4.0 million in stand-by letters of credit under bank financing agreements which remain outstanding as of December 31, 2004. QuadraMed pays a 1% annual fee to renew its existing stand-by letters of credit and secures all of the stand-by letters of credit with certificates of deposit totaling $4.0 million and $4.1 million recorded in the Consolidated Balance Sheet as restricted cash at December 31, 2004 and 2003, respectively.

Marketable Investments in Other Companies—From 1997 to 1999, QuadraMed purchased 599,425 shares at a cost of $4.7 million in VantageMed Corporation (“VantageMed”), a company that develops and sells software to physician groups. During 2002, 2001, and 2000, QuadraMed recorded other-than-temporary impairment charges of $551,000, $86,000 and $4.1 million, respectively, to reflect permanent reductions in the fair value of this investment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2004 and 2003, the carrying value of the VantageMed investment was zero.

Variable Life Insurance Policies—QuadraMed has an investment interest in three variable life insurance policies. Each of the variable life insurance policies provides for the investment of the cash value portion into various sub-accounts that are similar in nature to mutual funds. Two policies are issued pursuant to split-dollar agreements with former executives, and trusts established for their benefit make the investment decisions on these policies. QuadraMed is entitled to reimbursement for all annual premiums paid from 1998 to 2002 under the split-dollar life insurance policies. As of December 31, 2004 and 2003, the carrying value of the asset was $2.8 million. This amount is included in other long-term assets on the accompanying Consolidated Balance Sheets.

The third policy is a corporate-owned policy that QuadraMed contributed to a grantor or “rabbi” trust established to make contributions to satisfy its obligations under a Supplemental Executive Retirement Plan (SERP) and two other subsequently terminated benefit plans. QuadraMed makes the investment decisions on this policy. The performance of the variable life insurance policy for cash value and premium amounts will vary depending on the performance of the selected underlying sub-accounts. Pursuant to FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance, QuadraMed reports the amount that could be realized under the insurance contract as an asset valued as of the balance sheet date and treats the change in value during the reported period as an adjustment of premiums paid in determining the expense or income to be recognized. A reduction in the cash surrender value of the variable life insurance policy as a result of future adverse changes in the condition of equity markets or poor operating results of the underlying policy sub-accounts could have an

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effect on QuadraMed’s results of operations. The cash surrender value of the policy as of December 31, 2004 and 2003, was $2.6 million and $2.4 million, respectively, and is included in other long-term assets in the accompanying Consolidated Balance Sheets.

6. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net consisted of the following (in thousands):

	December 31,
	2004	2003
Computer equipment	$12,876	$11,745
Office furnishings and equipment	5,362	3,955
Purchased software	6,755	6,366
Leasehold improvements	792	2,972

Total cost	25,785	25,038
Less: Accumulated depreciation and amortization	(20,656)	(19,395)

Net book value	$5,129	$5,643

Depreciation expense was $3.1 million, $3.6 million and $3.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

7. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized Software Development Costs—For the years ended December 31, 2004, 2003 and 2002, QuadraMed capitalized software development costs of $0, $0 and $1.8 million, respectively. Operating costs for research activities prior to the establishment of technological feasibility and for product upgrades to improve product performance or to respond to updated regulations and business requirements are charged to software development expense as incurred. Such expenditures, excluding capitalized amounts, were $28.1 million, $22.2 million and $17.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization of capitalized software development costs charged to cost of license was $1.8 million, $2.5 million and $2.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

8. OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following (in thousands):

	December 31, 2004			December 31, 2003			December 31, 2002
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$12,049	$(7,915)	$4,134	$13,602	$(8,552)	$5,050	$13,602	$(7,223)	$6,379
Acquired technology	14,753	(7,883)	6,870	6,669	(5,537)	1,132	6,669	(5,059)	1,610
Tradenames and other	3,684	(2,237)	1,447	2,320	(1,510)	810	2,320	(1,034)	1,286

Total	$30,486	$(18,035)	$12,451	$22,591	$(15,599)	$6,992	$22,591	$(13,316)	$9,275

Amortization of other intangible assets totaled $2.1 million, $2.3 million and $2.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization of acquired technology was included in the cost of license revenue for the years ended December 31, 2004, 2003 and 2002 and totaled approximately $2.3 million, $430,000 and $766,000, respectively.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated aggregate amortization expense of intangible assets subject to amortization for each of the next five succeeding years, beginning with the year ended December 31, 2005, is as follows; $5.4 million, $5.0 million, $2.1 million, $0 and $0, respectively.

9. LEASE OBLIGATIONS

QuadraMed leases its headquarters and all other facilities and certain equipment under operating leases, some of which contain renewal and purchase options, and a nominal portion of its equipment under capital lease arrangements. Future minimum payments under operating leases with an initial term of more than one year at December 31, 2004, are as follows (in thousands):

Operating Leases
2005	$4,989
2006	4,730
2007	4,710
2008	4,313
2009 and thereafter	8,197

Total minimum lease payments	$26,939

Rent expense was $5.6 million, $5.9 million and $6.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

During the fourth quarter of 2004, the Company vacated and closed its San Rafael, California facility as a result of the relocation of our headquarters to Reston, Virginia. The San Rafael lease payments total approximately $6.5 million for years 2005 through 2009, including the Company’s share of common costs. Of this amount, the minimum rent payment of $4.7 million is included in the schedule above. QuadraMed intends to sublease the vacant San Rafael, California facility in 2005.

The Company estimated its liability under its operating lease agreement, such estimate being reduced by the estimated sublease rental income. The present value of the estimated liability was approximately $4.0 million and was recorded in the fourth quarter of 2004 as an accrued exit cost of facility closing. The following table sets forth a summary of the charge and accrued amounts as of December 31, 2004 (in thousands):

December 31, 2004
Estimated exit cost of facility closing and sublease losses	$4,048
Write off of leasehold improvement upon facility closing	142

Total exit cost of facility closing	$4,190

Accrued exit cost as of December 31, 2004	$4,048

10. LONG-TERM DEBT

On May 1, 1998, QuadraMed issued convertible subordinated debentures through a public offering in the principal amount of $115 million, including the underwriters’ over-allotment option (the “2005 Notes”). QuadraMed’s net proceeds from the offering were $110.8 million. The 2005 Notes were to mature on May 1, 2005 and bear interest at 5.25% per annum. The 2005 Notes were convertible into common stock at any time prior to the redemption or final maturity, initially at the conversion price of $33.25 per share (resulting in an initial conversion ratio of 30.075 shares per $1,000 principal amount). QuadraMed’s closing price on May 1, 1998 was $28.875.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of the indenture and related documents, QuadraMed was obligated to redeem the 2005 Notes earlier than the May 1, 2005 maturity date upon defined Events of Default, including failure to timely repay principal or interest under the 2005 Notes, default under any other borrowing, and bankruptcy. Further, QuadraMed was obligated to provide holders of the 2005 Notes with notice and the holders have the individual option to redeem the debentures should QuadraMed (i) cease to be traded on a U.S. national securities exchange or cease to be approved for trading on a U.S. automated over-the-counter securities market or (ii) experience defined Changes of Control, including a merger in which QuadraMed was not the surviving entity or its shareholders did not control at least 50% of the new entity, the sale of substantially all of QuadraMed’s assets, a liquidation, or a substantial change in the board of directors over a two-year period.

In the year ended December 31, 2001, QuadraMed redeemed and cancelled $41.3 million in principal amount of the debentures at prices ranging between $530.00 and $697.50 per $1,000 of principal amount resulting in a gain of $12.9 million after applicable taxes. On March 4, 2003, QuadraMed’s common stock was delisted from the Nasdaq National Market. The delisting constituted a “Repurchase Event” under the provisions of the 2005 Notes agreement. Upon such an event, the 2005 Notes agreement granted to each debenture holder the right, at the holder’s option, to require QuadraMed to repurchase all or any of the holder’s debentures.

On April 17, 2003, QuadraMed issued $71.0 million of Senior Secured Notes due 2008 (the “2008 Notes”). The proceeds from the issuance of the 2008 Notes were used to repurchase $61.8 million (plus $1.5 million in accrued interest) of the 2005 Notes required to be repurchased as a result of the aforementioned “repurchase event.” Accordingly, the net proceeds as a result of the issuance of the 2008 Notes, less the costs (including fees) associated with the repurchase of the 2005 Notes, were $8.5 million, with $11.9 million of the 2005 Notes remaining outstanding. Additionally, the repurchase right on the 2005 Notes’ remaining outstanding expired on April 17, 2003. The 2008 Notes bore interest at an initial rate of 10%, of which 6% is due in semi-annual cash coupon payments in the first year with the remainder added to the outstanding principal balance of the Notes. The interest rate on the 2008 Notes was to be reduced to 9% upon relisting of QuadraMed’s common stock on the Nasdaq, including Nasdaq SmallCap or any U.S. National Market. The 2008 Notes were secured by substantially all of QuadraMed’s intellectual property. The 2008 Notes contained certain events of default. These events include: failure to timely repay principal or interest owned on the debentures, default under any other borrowing, and bankruptcy. As discussed below, the 2008 Notes were fully retired during 2004

As part of the transaction, QuadraMed also issued warrants to purchase 11.6 million shares of common stock, of which warrants for 11.3 million shares were issued to purchasers of the 2008 Notes and warrants for 283,000 shares were issued as compensation for services provided with the offering. The warrants have a term of five years, an exercise price of $.01 per share, and are subject to certain anti-dilution provisions, including dilution from the issuance of shares in settlement of any existing litigation. QuadraMed valued the warrants using the Black-Scholes valuation model using a volatility of 142%, expected life of 5 years, 2.74% risk-free interest rate and no dividend yield. The result was a fair value of $12.9 million for the warrants issued to debt-holders. QuadraMed allocated the proceeds received from the issuance of the 2008 Notes to the debt and the warrants based on the relative estimated fair values of these securities at the time of issuance. The result was $12.9 million was recorded as additional paid-in-capital and also as a discount to the debt which was to be amortized to interest expense ratably, using a method that approximates the effective interest method over the 5-year term of the debt. In addition, costs associated with the debt offering, including the warrants for 283,000 shares, totaled $1.0 million, which were to be amortized to interest expense ratably over the same term.

In June 2003, 283,000 warrants were exercised. In October 2003, $1.3 million of interest due on the 2008 Notes was converted into principal on the debt in accordance with the provisions described above.

On January 21, 2004, QuadraMed filed a Registration Statement on Form S-1 (the “Registration Statement”) with the SEC to register the common stock that the holders of the warrants associated with the 2008 Notes could

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obtain by exercising the warrants. QuadraMed is required to use its commercially reasonable efforts to have the Registration Statement declared effective. This Registration Statement has not yet been declared effective.

In June 2004, the Company commenced, with net proceeds from the Series A Preferred Stock offering (see NOTE 11), a cash tender offer to purchase any and all of its outstanding 2008 Notes and its 2005 Notes. In the quarter ended June 30, 2004, a principal balance of $15.1 million of the 2008 Notes was retired with a premium of $754,000 (5%) and a principal balance of $11.9 million of the 2005 Notes was retired with a premium of $89,000 (0.75%). In the quarter ended September 30, 2004, the Company retired the remaining $58.8 million of the 2008 Notes and $56,000 of the 2005 Notes. Total cash payment in July was $63.2 million, which includes additional interest expense of $54,000. Total loss recorded on the retirement of debt in the year ended December 31, 2004 was approximately $14.9 million, which includes redemption premiums of $3.8 million and write-offs of debt offering costs of $912,000, discount to the 2008 Notes of $9.8 million and effective interest rate adjustment of $339,000.

11. SERIES A PREFERRED STOCK

On June 17, 2004, QuadraMed issued 4.0 million shares of Series A Cumulative Mandatory Convertible Preferred Stock (the “Series A Preferred Stock”) in a private, unregistered offering to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933. The Series A Preferred Stock was sold for $25 per share, and QuadraMed used the $96.1 million of net proceeds of the offering to repurchase all of its 10% Senior Secured Notes due 2008 and its 5.25% Convertible Subordinated Notes due 2005, together with accrued interest and related redemption premiums; the remainder is to be used for general corporate purposes. See NOTE 10 for additional information on retirement of Notes.

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the aforementioned feature, at the date of issuance of the Preferred Stock, the Company recorded dividends payable of $15.2 million, which represents the present value of the three-year dividends. The present value adjustment of $1.3 million is being amortized over three years as interest expense using the effective interest rate method. For the year ended December 31, 2004, approximately $409,000 was recorded as interest expense. The carrying value of the preferred stock was also reduced by $15.2 million, which represents the imputed discount on the Preferred Stock and which is being accreted over three years using the effective interest rate method. For the year ended December 31, 2004, approximately $2.5 million was accreted and charged to accumulated deficit. If any preferred shares are converted prior to the end of the three-year period, the related accretion will be accelerated. The Company determined that there was no beneficial conversion feature attributable to the Preferred Stock.

The following table summarizes the preferred stock activities (in thousands):

	December 31, 2004
Total issued		$100,000

Less: Issuance cost		(3,879)

Less: Unaccreted discount
Original present value of discount	(15,174)
Preferred stock accretion	2,465

		(12,709)

Carrying value of Preferred Stock at December 31, 2004		$83,412

12. RESTRICTED STOCK GRANTS

During the years ended December 31, 2004, 2003 and 2002, QuadraMed issued an aggregate of 50,000 shares, 1.2 million and 39,000 shares, respectively of its common stock as restricted stock at no exercise price as provided for under QuadraMed’s 1996 Stock Plan. The grants were made to certain senior executives for no monetary consideration. The majority of the restricted shares fully vest over three to four years. QuadraMed has recorded the fair value of the restricted shares on the date they were granted as deferred compensation within the Stockholders’ Equity (Deficit) section of the Consolidated Balance Sheets. This amount is amortized over the vesting period. Compensation expense associated with the grants of restricted stock totaling $1.2 million, $502,000 and $812,000 was recognized during the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31,2004, approximately 1.1 million restricted shares remained subject to vesting.

13. STOCK INCENTIVE AND PURCHASE PLANS

Stock Incentive Plans

The Company has issued stock options and restricted stock under its 1996 Stock Incentive Plan (the 1996 Plan), the 1999 Supplemental Stock Option Plan (the 1999 Plan), and the 2004 Stock Compensation Plan (the 2004 Plan), all of which were approved by stockholders. The 2004 Plan superceded the Company’s 1996 Stock Incentive Plan, as amended, and its 1999 Supplemental Stock Option Plan, as amended, as of May 6, 2004, although stock options and restricted stock under the 1996 and 1999 Plans outstanding as of that date remain subject to the terms of those plans.

1996 Stock Incentive Plan

Under QuadraMed’s 1996 Stock Incentive Plan, (the “Incentive Plan”), the Board of Directors may grant incentive and nonqualified stock options to employees, directors, and consultants. The Incentive Plan is divided

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The exercise price per share for an incentive stock option cannot be less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value on the date of grant. Option grants under the Incentive Plan generally expire 10 years from the date of grant and generally vest over a four-year period. Options granted under the Incentive Plan are exercisable subject to the vesting schedule. QuadraMed’s stockholders had authorized a total of 8,426,594 shares of common stock for grant under the Incentive Plan. The Incentive Plan provided that the share reserve automatically increases each year by an amount equal to 1.5% of the outstanding shares on the last trading day of the immediately preceding calendar year.

1999 Supplemental Stock Option Plan

In 1999, QuadraMed’s Board of Directors approved QuadraMed’s 1999 Supplemental Stock Option Plan (the “1999 Supplemental Plan”). The 1999 Supplemental Plan permits non-statutory option grants to be made to employees, independent consultants, and advisors who are not QuadraMed officers, directors, or Section 16 insiders. The 1999 Supplemental Plan is administered by the Board of Directors or its Compensation Committee and was to terminate in March 2009. The exercise price of all options granted under the 1999 Supplemental Plan may not be less than 100% of fair market value on the date of the grant. Options vest on a schedule determined by the Board of Directors or the Compensation Committee with a maximum option term of 10 years. QuadraMed’s stockholders had authorized a total of 4,000,000 shares of common stock, for grant under the 1999 Supplemental Plan.

2004 Stock Compensation Plan

On April 1, 2004, QuadraMed’s Board of Directors approved QuadraMed’s 2004 Stock Compensation Plan (the “2004 Plan”). QuadraMed’s stockholders ratified the adoption of the 2004 Plan on May 6, 2004 at QuadraMed’s 2004 Annual Meeting of Stockholders. The 2004 Plan replaces the 1996 Plan and 1999 Plan with respect to the unissued shares of common stock that were remaining in the 1996 Plan and the 1999 Plan on the date the 2004 Plan was ratified. Awards previously granted under the 1996 Plan and 1999 Plan remain subject to the terms of those plans. QuadraMed stockholders have authorized 1,536,369 shares of common stock for grant under the 2004 Plan.

The 2004 Plan permits the grant of non-statutory options, incentive stock options, stock appreciation rights, restricted stock, and restricted stock units to employees, prospective employees, directors, and advisors, consultants, and other individuals who provide services to QuadraMed. The exercise price of all options and stock appreciation rights granted under the 2004 Plan may not be less than 100% of fair market value on the date of the grant. The 2004 Plan also features (i) a Non-Employee Director Option Grant Program, whereby non-employee members of the Board automatically receive special grants of options with an exercise price of the fair market value per share of common stock as of the date the options are granted, and (ii) a Director Fee Option

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Grant Program, whereby non-employee Board members may elect to have all or any portion of their annual cash retainer fee applied to special stock option grants with a below-market exercise price. The 2004 Plan is administered by the Compensation Committee and terminates in May 2014.

14. STOCK-BASED COMPENSATION

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

Had compensation cost for QuadraMed’s stock option plan and employee stock purchase plan been determined consistent with SFAS No. 123, QuadraMed’s reported net income (loss) and net earnings (loss) per share would have been changed to the amounts indicated below (in thousands except per share data):

	Year ended December 31,
	2004	2003	2002
Net loss attributable to common shareholders, as reported	$(44,294)	$(23,943)	$(14,362)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	1,611	502	812
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,707)	(4,542)	(5,936)

Pro forma net income (loss)	$(49,390)	$(27,983)	$(19,486)

Earnings per share:
Basic – as reported	$(1.23)	$(0.87)	$(0.53)
Basic – pro forma	$(1.37)	$(1.02)	$(0.72)
Diluted – as reported	$(1.23)	$(0.87)	$(0.53)
Diluted – pro forma	$(1.37)	$(1.02)	$(0.72)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2004	2003	2002
Expected dividend yield	—	—	—
Expected stock price volatility	122.30%	135.13%	112.04%
Risk-free interest rate	3.43%	2.86%	2.74%
Expected life of options	4.2 years	5.0 years	5.0 years

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average exercise price of options granted during 2004, 2003 and 2002 were $3.14, $1.79 and $6.97 per share, respectively. Option and restricted share activity is as follows (in thousands, except per share amounts):

	Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2001	5,747	$5.28
Granted	1,462	7.91
Exercised	(433)	4.39
Cancelled	(753)	5.74

Balance, December 31, 2002	6,023	$5.36
Granted	5,882	1.27
Exercised	(97)	1.59
Cancelled	(645)	4.63

Balance, December 31, 2003	11,163	$3.56
Granted	652	2.89
Exercised	(604)	1.52
Cancelled	(687)	7.47

Balance, December 31, 2004	10,524	$3.38

The following table summarizes information about stock options and restricted shares outstanding as of December 31, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/04	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable as of 12/31/04	Weighted Average Exercise Price
$ 0.0000 – $ 0.0000	1,202,500	8.92	$0.0000	90,000	$0.0000
$ 0.5200 – $ 1.1500	1,943,442	7.99	1.1173	1,165,528	1.1086
$ 1.1800 – $ 1.8200	1,244,500	8.10	1.6526	616,041	1.5851
$ 1.9000 – $ 2.1880	502,014	5.56	2.1599	489,056	2.1635
$ 2.3200 – $ 2.5000	2,396,300	7.42	2.4956	1,619,571	2.4951
$ 2.5200 – $ 5.0000	949,066	8.44	3.1745	633,156	3.3260
$ 5.1500 – $ 8.8700	1,708,331	5.90	8.0370	1,469,822	7.9735
$ 9.0000 – $24.3750	557,983	2.37	12.4725	554,650	12.4934
$27.0000 – $27.0000	10,000	3.60	27.0000	10,000	27.0000
$30.1250 – $30.1250	10,000	3.53	30.125	10,000	30.1250

$ 0.0000 – $30.1250	10,524,136	7.27	$3.3769	6,657,824	$4.3098

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the activities of the Company’s common stock, stock options and warrants during 2004 (in thousands):

	As of December 31, 2003	2004 Activities	As of December 31, 2004
Shares issued:	28,671
Options exercised		604
Warrants exercised		8,020
ESPP and exchange shares issued		139
Restricted shares issued		50
Shares issued in acquisitions		2,559

			40,043
Options outstanding:	11,163
Options granted		652
Options exercised		(604)
Options cancelled		(687)

			10,524
Options outstanding:	11,304
Warrants exercised		(8,020)

			3,284

Employee Stock Purchase Plan

QuadraMed’s 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) was adopted by the Board of Directors in January 2002. A total of 453,450 shares of common stock are reserved for issuance under the 2002 Purchase Plan, pursuant to which eligible employees are able to contribute up to 10% of their compensation for the purchase of QuadraMed common stock at a purchase price of 85% of the lower of the fair market value of the shares on the first or last day of the six-month purchase period. As of December 31, 2004, 178,434 shares are available for issuance.

15. EMPLOYEE BENEFIT PLANS

401(k) Savings Plan

QuadraMed maintains a 401(k) Savings Plan (the “Plan”). All eligible QuadraMed employees may participate in the Plan and elect to contribute up to 15% of pre-tax compensation to the Plan. Employee contributions are 100% vested at all times. At its discretion, QuadraMed may match employee contributions to the Plan. Presently, QuadraMed matches up to 50% of the first 4% of employee contributions. The vesting of such contributions is based on the employee’s years of service, becoming 100% vested after 4 years. For the years ended December 31, 2004, 2003 and 2002, QuadraMed made discretionary contributions of approximately $821,000, $700,000 and $800,000 respectively.

Supplemental Executive Retirement Plan (the “SERP”)

QuadraMed adopted a Supplemental Executive Retirement Plan (the “SERP”) effective January 1, 2000. At December 31, 2004, James D. Durham, former Chairman and Chief Executive Officer, of QuadraMed is a participant in the SERP.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed in NOTE19—LITIGATION AND OTHER MATTERS, the Company and Mr. Durham are in dispute over the amounts due to Mr. Durham. At December 31, 2004, the Company estimates its liability to Mr. Durham to be approximately $4.1 million; and such amount is included under the caption “other long term liabilities.”

16. MAJOR CUSTOMERS

For the year ended December 31, 2004, one single customer, The County of Los Angeles (“LACO”), accounted for 11% of our total revenues. Another customer, Micron Government Computer Systems (“Micron”), a personal computer assembly company specializing in selling to the Federal Government and in integrating QuadraMed products to address Veteran’s Administration hospital technology needs, accounted for 10% of the total revenues in 2004. In the years ended December 31, 2003 and 2002, no single customer accounted for more than 10% of total revenues.

17. SEGMENT REPORTING

Prior to November of 2003, QuadraMed aligned its operations into three business segments for management reporting purposes. These segments were based on product functionality and shared target markets. QuadraMed’s business segments were (i) the Enterprise Division, (ii) the Health Information Management Software Division, and (iii) the Financial Services Division. On November 5, 2003, QuadraMed consolidated the organization of the HIM Software Division and Enterprise Division into a single functional software organization. This reorganization is designed to use existing resources more efficiently and to facilitate the integration of products and technologies. The change did not affect the Financial Services Division. On December 15, 2004, QuadraMed announced the closing of the Financial Services Division; its operations ceased to exist in February of 2005. For purposes of 2004 reporting, QuadraMed continued to report based on the two business segments. Going forward, the Company will consider itself to be in a single reporting segment, specifically the software segment, as a result of the discontinued operations of the Financial Services Division in the first quarter of 2005. The financial results for these operating segments for prior periods have been reclassified to conform to the current period presentation.

Results of operations for these business segments are provided to QuadraMed’s Chief Operating Decision Makers (CODMs), which are the Chairman of the Board and Chief Executive Officer and the President and Chief Operating Officer.

Summary financial data by business segment as reported to the CODMs is presented below for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year ended December 31, 2004
	Software	Financial Services	Consolidated Total
Total revenues	$124,804	$5,652	$130,456

Gross margin	$74,375	$(558)	$73,817

Interest expense, net	$4,814	$558	$5,372

Segment assets	$119,133	$277	$119,410

Total depreciation and amortization (1)	$11,220	$898	$12,118

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2003
	Software	Financial Services	Consolidated Total
Total revenues	$115,955	$9,150	$125,105

Gross margin	$71,023	$1,607	$72,630

Interest expense, net	$7,781	$1,658	$9,439

Segment assets	$127,976	$5,179	$133,155

Total depreciation and amortization (1)	$10,649	$998	$11,647

	Year ended December 31, 2002
	Software	Financial Services	Consolidated Total
Total revenues	$97,103	$12,482	$109,585

Gross margin	$53,554	$4,648	$58,202

Interest expense, net	$2,918	$543	$3,461

Segment assets	$121,595	$5,332	$126,927

Total depreciation and amortization (1)	$9,263	$627	$9,890

(1)	Total depreciation and amortization is comprised of amortization of capitalized software costs reflected in gross margin, amortization of warrants and debt-offering costs reflected in interest expense, amortization of acquired intangibles reflected in amortization, impairment and other operating charges and employee stock costs and depreciation expense which are reflected in the related cost or expense line.

18. INCOME TAXES

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2004	2003	2002
Current:
Federal	$(175)	$—	$—
State	—	(48)	—

Total current	(175)	(48)	—

Deferred:
Federal	7,766	8,328	2,518
State	3,531	1,452	2,315

Total deferred	11,297	9,780	4,833

Change in valuation allowance, net of the effect of acquisitions	(11,297)	(9,780)	(4,833)

Provision for income taxes	$(175)	$(48)	$—

Due to restating prior years’ income, Quadramed filed amended tax returns and received $175,000 refund in 2004.

The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2004	2003	2002
Deferred tax assets:
Software development and AMT credits	$5,175	$7,560	$5,988
Net operating loss carryforwards	54,314	31,143	26,073
Deferred revenue	—	11,796	9,934
Intangible assets	7,262	8,922	9,707
Other	8,512	7,433	6,574

	75,263	66,854	58,276

Deferred tax liabilities:
Other intangible assets	(2,533)	(1,379)	(2,468)
Depreciation	(668)	(767)	(880)
Other	(151)	—	—

	(3,352)	(2,146)	(3,348)

Net deferred tax asset before allowance	71,911	64,708	54,928
Valuation allowance	(71,911)	(64,708)	(54,928)

Net deferred tax assets	$—	$—	$—

Realization of deferred tax assets is primarily dependent on future taxable income, the amount and timing of which is uncertain given QuadraMed’s history of losses. Therefore a valuation allowance has been recorded for the entire deferred tax asset. The valuation allowance is adjusted on a periodic basis to reflect management’s estimate of the realizable value of the net deferred assets. During the year ended December 31, 2004, the Company increased its valuation allowance by $7.2 million, reflecting a $11.3 million full valuation allowance established on the tax benefit attributable to the 2004 losses, partially offset by a $4.1 million reduction in the valuation allowance to reflect the effects of true-up adjustments to certain deferred tax assets and liabilities that did not impact the income tax provision.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the tax provision (benefit) computed at the statutory rate to the effective tax rate is as follows:

	Year ended December 31,
	2004	2003	2002
Federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Valuation allowance changes affecting the income tax provision	26.6	33.9	25.7
Permanent tax differences	12.3	0.1	8.3
State and other	(4.9)	—	—

Effective tax rate	0.0%	0.0%	0.0%

During 2004, QuadraMed incurred a $14.9 million loss on retirement of debt. This amount is not deductible for tax purposes and is included in the permanent differences above.

As of December 31, 2004, QuadraMed had federal net operating loss carryforwards of approximately $144.2 million and state net operating loss carryforwards of approximately $59.9 million. In addition, QuadraMed has gross federal and California software development and AMT tax credit carryforwards of approximately $3.6 million and $1.5 million, respectively. The federal net operating loss carryforwards and research and development credits will expire from 2011 through 2024.

The Tax reform Act of 1986 contains provisions that may limit the amount of NOL and research and development credit carryforwards that may be used in any given year if certain events, including a significant change in ownership, occur. If there should be a subsequent “ownership change” of QuadraMed, as defined, the ability to utilize its carryforwards could be restricted.

19. LITIGATION AND OTHER MATTERS

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

In June 2000, we entered into a Separation Agreement with James Durham upon his resignation as our Chief Executive Officer. This agreement was amended in July 2001 when Mr. Durham resigned from our Board of Directors. Pursuant to the agreement, as amended, Mr. Durham received approximately $3.2 million as of the dates of the agreements, a $250,000 per year salary through January 1, 2001, a $2,000 per month salary until December 31, 2003, the vesting of approximately 100,000 unvested options, the vesting of interest in a Supplemental Employee Retirement Plan (the “SERP”), and payments of approximately $500,000 per year by us into a SERP Trust, all subject to the terms and conditions of the agreement, as amended. Mr. Durham has requested a lump sum election for his SERP benefits.

In January 2004, Mr. Durham filed an amended complaint against us in the Superior Court of the State of California, Marin County, alleging a breach of his SERP contract and a breach of good faith and fair dealing under this contract. This amended complaint seeks payment of his lump sum SERP benefits, interest, attorneys’

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fees, and other relief. On January 30, 2004, this matter was moved to the United States District Court, Northern District of California. The case is in discovery and a jury trial has been scheduled for May 23, 2005. The parties have filed cross-motions for summary judgment regarding the manner of the calculation of Mr. Durham’s lump sum SERP benefit. A hearing on that motion was conducted on February 4, 2005 at which time the Court established certain parameters for the calculation of that benefit. Prior to this hearing, Mr. Durham claimed that his lump sum SERP benefit was worth approximately $4,800,000, plus interest and attorneys’ fees, while the Company contended that the value of the benefit was approximately $3,700,000. As a result of the Court’s recent ruling, it is anticipated that the ultimate value will be between those amounts. A hearing has been scheduled for May 6, 2005 in the event that the parties cannot reach agreement on the amount of the SERP benefit. We intend to continue to vigorously defend this action unless an acceptable settlement can be reached. The ultimate outcome of these matters cannot presently be determined.

On November 15, 2004, we received a letter from MedCath Incorporated (“MedCath”), which provided notice of MedCath’s decision to terminate the Master Software License and Services Agreement, dated November 20, 2002, by and between QuadraMed Affinity and MedCath (the “Contract”). On or about November 15, 2004, MedCath filed a complaint against us in the North Carolina Superior Court, County of Mecklenburg. In its complaint, MedCath alleges that we are in breach of the Contract due to uncured deficiencies in the products, and seeks at least $5 million in damages, plus litigation costs. We believe that these allegations are without merit and that the termination of the Contract is unwarranted. On December 9, 2004, we filed a motion to dismiss the MedCath complaint on the grounds that the complaint fails to state a claim upon which relief can be granted. We also filed a counterclaim against MedCath seeking no less than $1.14 million in unpaid amounts due to us, plus litigation costs, for MedCath’s breach of the Contract by failing to pay licensing fees due to the Company. We will vigorously defend ourselves against any claim that we have breached the Contract and will seek redress through all applicable remedies for any injuries suffered by the Company in connection with this matter.

20. SUBSEQUENT EVENT—CLOSING OF FINANCIAL SERVICES DIVISION

Due to increasing operating losses in our Financial Services Division, and the lack of a qualified buyer for the business, we announced the shutdown of this division on December 15, 2004. The shutdown of this division was effective February 15, 2005. In connection with the shutdown, we have recorded an impairment charge of $3.3 million in the fourth quarter, which is comprised of the following items:

December 31, 2004
Write off of intangible assets	$820
Write off of purchased software	1,852
Write off of leasehold improvement	246
Severance expense	414

Total impairment and other charges	$3,332

In the first quarter of 2005, the Company will record a charge of approximately $1.0 million in connection with our future obligations on the San Marco lease, net of estimated sublease income. The lease for this facility terminates in May 2008; our annual expense under the lease is approximately $778,000, and we will be actively seeking a qualified subtenant for the property. We have estimated facility closing costs based upon current market information available related to potential sublease rental income, sublease commission costs, and the length of time expected to sublease to secure a sublease.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations for Financial Services Division will be presented as a discontinued operation in 2005. The Financial Services Division’s operating results are as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Revenue	$5,652	$9,150	$12,482

Loss from operations of discontinued operations	$(3,690)	$(4,896)	$(939)
Loss on closing	$(3,332)	$—	$—

Total loss on discontinued operations	$(7,022)	$(4,896)	$(939)

QUADRAMED CORPORATION

UNAUDITED QUARTERLY/SUPPLEMENTARY FINANCIAL INFORMATION

Unaudited Quarterly Results of Operations/Supplementary Financial Information for 2004	F-33
Unaudited Quarterly Results of Operations/Supplementary Financial Information for 2003	F-34

QuadraMed Corporation

Unaudited Quarterly Consolidated Financial Data

	Quarter
(thousands of dollars, except per share amounts)	First	Second	Third	Fourth	Total
2004
Revenue	$36,468	$31,900	$32,071	$30,017	$130,456

Gross margin	$20,796	$18,255	$18,140	$16,626	$73,817

Net loss	$(4,541)	$(9,669)	$(16,292)	$(11,327)	$(41,829)

Net loss attributable to common shareholders	$(4,541)	$(9,669)	$(17,640)	$(12,444)	$(44,294)

Loss per share
Basic	$(0.16)	$(0.28)	$(0.44)	$(0.31)	$(1.23)
Diluted	$(0.16)	$(0.28)	$(0.44)	$(0.31)	$(1.23)

Weighted average shares outstanding
Basic	29,155	34,872	39,779	40,039	35,982

Diluted	29,155	34,872	39,779	40,039	35,982

1. The $5.1 million increase in net loss between Q104 and Q204 was primarily attributable to the following:

•	a decrease in license revenue of $1.3 million;

•	a decrease in hardware revenue of $3.5 million, due to a significant hardware sale in Q403 which was recognized as revenue in Q104;

•	a reduction in cost of hardware of $2.0 million, due to the related revenue reduction;

•	a decrease in operating expenses of $1.3 million due to reductions in salaries and wage related costs for severance for the San Rafael Headquarters staff and the transition of their functions to Reston, VA; and

•	an increase in other income and expenses of $3.3 million, due to the expense in Q204 resulting from the early retirement of our debt.

2. The $6.6 million increase in net loss between Q304 and Q204 was due primarily to a combination of:

•	a $8.6 million increase in other income (expenses) related to a loss on the early retirement of debt; and

•	a $2.1 million decrease in interest expense.

3. The $5.2 million decrease in net loss between Q404 and Q304 was comprised of the following:

•	a decrease in service revenues of $2.4 million, which was offset by a $2.4 million increase in license revenues;

•	a decrease in hardware revenues of $1.6 million;

•	a reduction in cost of hardware of $1.2 million, due to the related revenue reduction;

•	a reduction in cost of service of $700,000, due to the related revenue reduction;

•	an increase in cost of license of $1.4 million, due in large part to a $1.2 million increase in the amortization of acquired technology costs related to the acquisitions of Detente and Tempus;

•	a $5.6 million increase in operating expenses due to a $4.2 million exit cost for the closure of San Rafael office building and a $3.3 million charge for the impairment of the Financial Services business; these items were partially offset by a $2.5 million reduction in general and administrative expenses, which included a $1.4 million reduction in legal expenses, a $1.0 million reduction in bad debt expense, and a $400,000 reduction in salary related expenses;

•	Other income and expenses increased by $12.1 million in Q404 due to the $11.7 million in Q304 expense related to the loss on the early retirement of debt.

QuadraMed Corporation

Unaudited Quarterly Consolidated Financial Data

	Quarter
(thousands of dollars, except per share amounts)	First	Second	Third	Fourth	Total
2003
Revenue	$29,234	$29,437	$29,702	$36,732	$125,105

Gross margin	$14,820	$16,018	$18,053	$23,739	$72,630

Net loss	$(10,678)	$(6,274)	$(5,241)	$(1,750)	$(23,943)

Loss per share
Basic	$(0.40)	$(0.23)	$(0.19)	$(0.06)	$(0.87)
Diluted	$(0.40)	$(0.23)	$(0.19)	$(0.06)	$(0.87)

Weighted average shares outstanding
Basic	27,005	27,171	27,520	27,881	27,405

Diluted	27,005	27,171	27,520	27,881	27,405

The table above sets forth selected quarterly data for the indicated period.

1. The $4.4 million decrease in net loss between Q203 and Q103 was comprised of the following:

•	an increase in license revenue of $600,000 offset by a decrease in hardware revenue of $1.2 million, due to a hardware sale in Q103;

•	a reduction in cost of hardware of $1.2 million, due to the related revenue reduction;

•	a $4 million decrease in operating expenses due to a reduction in restatement fees of $2.1 million; a net decrease in employee benefits and salary of $800,000; and a decrease in other operating expenses of $1.1 million; and

•	a $1.1 million increase in other income and expenses due to a benefit of $850,000 related to a one-time income in Q203 and an increase in interest expense of $2.0 million related to the 2008 Notes issuance.

2. The $3.5 million decrease in net loss between Q403 and Q303 was comprised of the following:

•	an increase in total revenue of $7.0 million, principally due to increase in license revenue of $6.3 million related to customer acceptance of an Affinity contract and HIM Software completion of installation of products as well as increased new sales for the quarter;

•	a net increase in salary and benefits expense of $2.0 million related primarily to an increase in management retention bonuses and headcount; and

•	an increase in bad debt reserve and legal expenses offset by lower operating expenses totaling $1.2 million.

QUADRAMED CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2002:
Allowance for doubtful accounts	$4,239	$1,403	$(1,296)	$4,346
Year ended December 31, 2003:
Allowance for doubtful accounts	$4,346	$2,567	$(3,507)	$3,406
Year ended December 31, 2004:
Allowance for doubtful accounts	$3,406	$3,185	$(3,289)	$3,303

S-1