Form 10-K/A
period 2004-12-31
QUADRAMED CORP
filed 2005-04-29
CIK 1018833

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

NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.    Yes  ☒    No  ☐

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

On April 20, 2005, 40,405,757 shares of the Registrant’s common stock, $0.01 par value per share, were outstanding.

EXPLANATORY NOTE

QuadraMed Corporation (the “Company”) filed its Annual Report for the year ended December 31, 2004 on Form 10-K (the “Annual Report”) with the Securities and Exchange Commission (the “SEC”) on March 25, 2005, pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 (the “Exchange Act”). When filing its Annual Report, the Company relied upon the SEC’s Exemptive Order (Release No. 34-50754) (the “Exemptive Order”) providing for a 45-day extension for the filing of Management’s Annual Report on Internal Control Over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm, as required by Item 308(a) and 308(b) of Regulation S-K. The Annual Report indicated that Management’s Annual Report on Internal Control Over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm would be added to the Annual Report by means of an amendment on Form 10-K/A in accordance with the Exemptive Order.

This Amendment No. 1 to Annual Report on Form 10-K (“Amendment No. 1”) amends our Annual Report as follows:

(i)	Part II, Item 8 (Financial Statements and Supplementary Data): Addition of Report of Independent Registered Public Accounting Firm;

(ii)	Part II, Item 9A (Controls and Procedures): Amendment of Item 9A to include Management’s Annual Report on Internal Control Over Financial Reporting and to reflect the completion by the Company’s management of its assessment of internal control over financial reporting and to make reference to the report on internal control over financial reporting of the Company’s independent registered public accounting firm, BDO Seidman, LLP;

(iii)	Part III, Addition of Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions), and Item 14 (Principal Accountant Fees and Services);

(iv)	Part IV, Item 15 (Exhibits, Financial Statement Schedules, and Reports on Form 8-K): Correction of typographical error at section (c); and

(v)	Exhibit Index: Amendment to include Exhibits 23.2, 31.3, 31.4, 32.3, and 32.4.

In connection with this Amendment No. 1 and pursuant to the SEC rules promulgated under the Exchange Act, the Company is filing currently dated certifications under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. Except as described above, no other amendments are being made to the Annual Report. This Amendment No. 1 does not reflect events occurring after the March 25, 2005 filing of the Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART II

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

QuadraMed Corporation

Reston, Virginia

We were engaged to audit management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that QuadraMed Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effects of the material weaknesses described below, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QuadraMed Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

As of December 31, 2004, the Company was in the process of converting a significant portion of its financial records (principally revenue cycle related items) to a new PeopleSoft financial software system. As this conversion process was not completed as of December 31, 2004, the Company’s internal control surrounding the revenue cycle did not include all of the anticipated internal controls in place and the Company was not able to complete its documentation, testing and remediation of its internal control over financial reporting surrounding the revenue cycle as of that date. Accordingly, as of December 31, 2004, we were unable to apply all the procedures necessary in order for us to form an opinion on management’s assessment of internal control over financial reporting and an opinion on the effectiveness of the Company’s internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. As of December 31, 2004, (1) the review and supervision of the data entry and contract activation process in connection with the data conversion in the revenue cycle was inadequate to detect errors before contract activation; (2) the training of personnel in the contract data entry process was inadequate to ensure the accurate entry of data into the system; (3) the controls over access to the contract modules were inadequate to prevent unauthorized access; (4) the use of manual processes to account for certain legacy revenue contracts significantly impaired management’s ability to effectively review, monitor and investigate movements in customer account balances; (5) the inability to perform a timely roll-forward of the deferred revenue balance between accounting periods significantly impaired management’s ability to effectively control this account; and (6) the Company’s accounting and finance departments were not adequately staffed and supervised during the year-end closing process. The foregoing control deficiencies resulted in certain adjustments to the 2004 annual consolidated financial statements. Furthermore, each of these control deficiencies results in more than a remote likelihood that a material misstatement to the Company’s annual or interim financial statements will not be prevented or detected. Accordingly, management has determined that each of these control deficiencies constitutes a material weakness. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2004, and this report does not affect our report dated March 15, 2005 on those consolidated financial statements.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Since management did not complete its documentation, testing and remediation of the revenue cycle as of December 31, 2004 and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the company’s internal control over financial reporting.

We do not express an opinion or any other form of assurance on management’s statements regarding corrective actions taken by the Company after December 31, 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QuadraMed Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 15, 2005 expressed an unqualified opinion thereon.

BDO Seidman, LLP

San Jose, California

April 28, 2005

Item 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting and Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f), and 15d-15(f) under the Securities Exchange Act of 1934). Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company performed an evaluation of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our management, including our principal executive and principal financial officers, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

As a result, management has concluded that the following control deficiencies in our revenue cycle existed as of December 31, 2004:

•	The training of contract accounting staff and the review and supervision of the data entry and contract activation process in connection with the data conversion, including access controls to the PeopleSoft contracts module, was inadequate to detect errors before contract activation.

•	Not all of the legacy contracts were converted completely into the new PeopleSoft module, resulting in the need to continue the use of manual processes, which significantly impairs management’s ability to effectively review, monitor and investigate movements in customer account balances. It also limits our ability to create meaningful deferred revenue roll-forward analysis on a timely basis.

The Company believes that, both individually and in the aggregate, these control deficiencies constituted material weaknesses in our internal controls over financial reporting as of December 31, 2004, because they resulted in more than a remote likelihood that a material misstatement could occur in our annual or interim financial statements and not be prevented or detected. In fact, these material weaknesses resulted in errors, which were not detected on a timely basis. None of these errors, however, resulted in any material adjustments to our financial statements. Such adjustments were recorded by the Company prior to the finalization of the 2004 financial statements.

In addition to the material weaknesses described above, in connection with performing its audit of our financial results for 2003 (our prior fiscal year), BDO Seidman, LLP (“BDO”) informed us that they noted a matter involving internal control that they considered to be a material weakness. The material weakness noted by BDO concerned the fact that the Company had not implemented procedures to track movements in deferred revenue on an overall roll forward basis. As a result, it was difficult for management to continually monitor movements in the account. Analytical review was done at the end of each period but not on an overall roll forward basis. While the Company has implemented procedures in the legacy systems to report movements in deferred revenue on an overall roll forward basis, the completion of this in the new system (Peoplesoft) was not in place as of December 31, 2004. Accordingly, as of December 31, 2004, management believes that this control deficiency remained a material weakness.

Our current PeopleSoft implementation and conversion plan calls for all contract and customer data to be in PeopleSoft by the second quarter of 2005. Although there can be no assurance, by that time we believe the above material weaknesses will be remediated and will no longer exist.

Closing Cycle

The aforementioned weaknesses in our revenue cycle also affected our closing cycle for the year ended December 31, 2004. The manual processes referred to above were performed substantially by our accounting and finance staff, with some reliance on outside consultants, the same people who are involved in the normal closing cycle. As a result, our year-end close processes were affected in that less time was available from our staff for normal closing and review procedures, and these procedures are an important component of our controls surrounding the closing process. This situation was exacerbated by the fact that we replaced our corporate controller on January 11, 2005. We believe that these demands on the time of our staff and their overall workload resulted in inadequate staffing and supervision in our accounting and finance departments, which the Company believes constituted a significant deficiency in our internal controls as of December 31, 2004, and, taken together with the material weaknesses relating to the revenues cycle discussed above, constitute an additional material weakness in our internal controls over financial reporting as of December 31, 2004.

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

BDO Seidman LLP, our independent registered public accounting firm, has disclaimed an opinion on management’s assessment of internal control over financial reporting. This report is in Part II, Item 8 of this Amendment No. 1.

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board of Directors. However, the material weaknesses in internal controls over financial reporting discussed above also led our management to conclude that the Company’s disclosure controls and procedures were not effective as of December 31, 2004, to ensure that certain financial information related to these matters required to be disclose in the Company’s filings and submission to SEC under the Exchange Act are recorded, processed, summarized and reported within the required time periods.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The Board of Directors consists of eight directors, each with a term expiring at the 2006 Annual Meeting of the Company. In November 2004, the size of the Board was increased from eight to nine Directors; and at that time, the Board amended the Company’s Bylaws to reflect the change in the size of the Board, pursuant to its authority to do so under the Company’s Certificate of Incorporation.

Directors

Lawrence P. English (64) has been our Chairman of the Board since December 2000 and our Chief Executive Officer since June 2000. As of January 5, 2005, the Company consolidated the executive officer positions of Chief Executive Officer and Chief Operating Officer, and Mr. English assumed the roles of President and Chief Operating Officer. From January 1999 until joining QuadraMed, he was the Founder and Chief Executive Officer of Lawrence P. English, Inc., a private turn-around management firm. He has served as Director of Curative Healthcare Corporation since May 2000. He was the Chairman of the Board and Chief Executive Officer of Aesthetics Medical Management, Inc., a physician practice management company for plastic surgeons, from July 1997 to January 1999. He was the President of CIGNA Healthcare, one of the largest HMO providers in the United States, from March 1992 until August 1996. In May of 1999, he began serving as a Director of Clarent Hospital Corporation, formerly Paracelsus Healthcare Corporation, and in February of 2000, he became the Non-Executive Chairman of their Board; he resigned from the board in September 2002. Mr. English has been a prominent healthcare policy thought leader, and was a member of the Jackson Hole Group and a founder of the Alliance for Managed Care. Mr. English possesses a Bachelor of Arts degree from Rutgers University and a Masters of Business Administration from George Washington University and is a graduate of Harvard Business School’s Advanced Management Program.

F. Scott Gross (59) has been a Director since 2000. He was Chairman and Chief Executive Officer of Rivien Health LLC, an outpatient physical therapy and rehabilitation service company in the United States and Canada, from February 2004 through January 2005; immediately prior to and since those dates, Mr. Gross has been a private investor in Rivien. He was the founder, President, and Chief Executive Officer of Primus Management, Inc., a health services management company (formerly known as Alpha Hospital Management Inc.) from 1989 to December 2001. He has been a Director of Fountain View, Inc., a nursing home chain, since 1999. Mr. Gross earned a Bachelor of Science degree in Biology from California State University at Northridge and a Masters degree in Public Administration (Healthcare Management Option) from the University of Southern California.

William K. Jurika (64) has been a Director since July 2003. He has been a private investor since 2001. He co-founded JMK Investment Partners LLC, an investment company, and founded Jurika & Voyles, Inc., an investment management firm, in 1976, where he served as the Chief Executive Officer and then Chairman of the Board until 2001. In 2004, Mr. Jurika became a Director of Ascendant Copper Corporation, a private Canadian company. He received a Bachelor of Science degree in Marketing from the University of Denver.

Robert L. Pevenstein (58) has been a Director since September 2003. He has been a Director of the University of Maryland Medical System, which includes six community hospitals, and a Regent of the University System of Maryland, which includes thirteen higher education institutions, since 2003. In 1998, he became the President of Princeville Partners LLC, a mergers and acquisitions and business consulting group. He was the Senior Vice President and Chief Financial Officer of UNC Incorporated, an aviation services and manufacturing company, from 1987 to 1997. In 2004, Mr. Pevenstein became a Director of Ascendant Copper Corporation, a private Canadian company. Mr. Pevenstein is a Certified Public Accountant, with a Masters of Business Administration from Pepperdine University and Bachelor of Science degrees in Business Administration and Accounting from the University of Maryland.

Cornelius T. Ryan (73) has been a Director since 2000 and previously served as a Director from 1995 to 1999. Mr. Ryan has been a Trustee of various registered closed-end investment companies with the Neuberger Complex of Funds since 1982. He is the Founding General Partner of Oxford Partners, LP, a Delaware limited partnership, since 1981 and of Oxford Bioscience Partners LP, since 1991. Oxford is a venture capital firm specializing in life sciences currently managing over $850 million in committed capital. He possesses a Bachelor of Commerce from the University of Ottawa and a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania.

Joseph L. Feshbach (51) has been a Director since 2001. He served as Chairman of the Board and Chief Executive Officer of Curative Health Services, Inc., a disease management company focused on chronic wound care and specialty pharmacy, beginning in October 2000 until his retirement in November 2004. He continues to serve on Curative’s Board, having originally joined this Board in February 2000. He has been a private investor in QuadraMed since 1998. From 1985 to 1998, he was the General Partner of Feshbach Brothers, a money management and stock brokerage firm.

Robert W. Miller (63) has been a Director since May 2003. Currently, he is an Adjunct Professor of Law at Emory University School of Law. He served as Director of Magellan Health Services, Inc. from 1998 to 2004 and was a non-executive Chairman from 1998 to 2001. He was a Partner in the law firm of King & Spalding from 1985 until his retirement in 1997. He has a Bachelor of Arts degree in History from the University of Georgia, and earned an LL.B. from Yale Law School.

James E. Peebles (65) has been a Director since October 2004, when he was appointed by the Board of Directors to fill a vacancy created when the Board’s size was increased from eight to nine members. From 2001 to 2004, he was a consultant with ACS Healthcare Solutions, MIDAS+ Division. In 1987, Mr. Peebles co-founded MIDS, Inc., a healthcare technology firm (now ACS Healthcare Solutions, MIDAS+ Division) that provides software tools to support the care management process, and served as the President and Chief Executive Officer until 2001. From 1980 to 1986, he was Co-Founder, President and CEO of Sunquest Information Systems, now a part of Misys Healthcare - a healthcare information technology company providing software tools to support clinical laboratory requirements and currently the largest laboratory information system vendor in the United States. Prior to 1980, he served as Director of Information Systems for the University of Arizona Health Sciences Center. Mr. Peebles received a Bachelor of Arts degree in Mathematics from the University of Virginia.

Executive Officers

Information regarding QuadraMed’s executive officers appears in Part I, Item 4A of this Annual Report on Form 10-K.

Audit Committee and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of our Audit Committee are F. Scott Gross, Robert L. Pevenstein, and Robert W. Miller. Our Board of Directors has determined that Mr. Pevenstein is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. All members of our Audit Committee, including Mr. Pevenstein, are independent as required by the Sarbanes-Oxley Act of 2002 and American Stock Exchange listing requirements.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons or entities that own more than ten percent (10%) of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on its review of Forms 3, 4, and 5 furnished to us, or written representations from certain reporting persons or entities that no Forms 5 were required by those persons or entities, the Company believes that all reporting requirements under Section 16(a) for the fiscal year ended December 31, 2004 were met in a timely manner by its directors, executive officers, and greater than ten percent (10%) beneficial owners, with no exceptions.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics for the Company that applies to its employees, officers and directors. The Company has also adopted a Code of Ethics for Principal Executive Officers and Senior Financial Officers that applies to our senior financial employees, including our Chief Executive Officer and Chief Financial Officer. Each of these codes of ethics is posted on the Company’s website, http://www.quadramed.com. The Company filed the Code of Ethics for Principal Executive Officers and Senior Financial Officers as Exhibit 14 to its Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 22, 2004. The Company will provide a copy of these codes of ethics to any person without charge, upon request. Requests may be made by writing or telephoning the Company at the following address:

QuadraMed Corporation

12110 Sunset Hills Road

Reston, Virginia 20190

703-709-2300

Attn: Corporate Counsel

Item 11. Executive Compensation

The following table shows, for the last three fiscal years, compensation information for the Company’s Chief Executive Officer and the next four most highly compensated executives. Each of these officers is referred to as a “named executive officer.”

	Annual Compensation										Long Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)			Bonus[1] ($)			Other Compensation ($)			Restricted Stock Awards[2] ($)		Securities Underlying Options (#)	All Other Compensation[3] ($)
Lawrence P. English[4] Chairman of the Board and Chief Executive Officer	2004 2003 2002	$ $ $	415,249 410,000 407,500		$ $ $	528,400 431,000 250,000	[5] [6]		— — —		$	— 1,687,500 —	— 925,000 110,000	$ $ $	4,100 4,000 4,000
Michael S. Wilstead[7] Former President and Chief Operating Officer	2004 2003 2002	$ $ $	303,750 305,209 285,000		$ $ $	360,000 296,250 113,125	[8] [9]		— — —		$ $	— 843,750 62,090	— 492,500 40,000	$ $ $	4,100 4,000 4,000
John C. Wright[10] Executive Vice President and Chief Financial Officer	2004 2003 2002	$ $	292,500 302,099 N/A	[11]		$64,125 N/A N/A			— — N/A		$	— 182,000 N/A	— 750,000 N/A		$4,100 N/A N/A
Dean A. Souleles[12] Executive Vice President and Chief Technology Officer	2004 2003 2002	$ $ $	226,806 224,257 202,500		$ $ $	183,349 138,795 87,500	[13] [14]	$ $	— 71,104 111,045	[15] [16]		— — —	— 142,900 55,000	$ $ $	4,100 4,000 3,400
Frank A. Pecaitis[17] Senior Vice President	2004 2003 2002	$ $ $	188,181 184,050 180,000		$ $ $	227,700 326,973 263,027	[18] [19] [20]	$	— — 399,861	[21]		— — —	— 417,900 17,900		$4,100 — —

[1]	Bonus payments in each year were made pursuant to the preceding year’s Incentive Plan.
[2]	The amounts shown represent the dollar value of QuadraMed common stock on the date the restricted stock was granted. All such grants of restricted stock (“Restricted Shares”) were made under the 1996 Stock Incentive Plan, except for the 2003 grant to Mr. Wright. The Restricted Shares cliff vest on the third anniversary of the grant, except for the 2003 grants to Mr. English and Mr. Wilstead. Mr. English’s 2003 grant cliff vests on April 15, 2007; the vesting of the restricted shares in Mr. Wilstead’s 2003 grant was accelerated and those shares became fully vested upon Mr. Wilstead’s separation from the Company on January 5, 2005. The Restricted Shares are subject to forfeiture if employment terminates before becoming fully vested and non-forfeitable. The following is a summary of all outstanding grants of Restricted Shares to the named executive officers:
•	On February 19, 2002, Mr. Wilstead received a grant of 7,000 Restricted Shares.
•	On July 9, 2003, Mr. Wright received a grant of 100,000 Restricted Shares.
•	On December 30, 2003, Mr. English received a grant of 675,000 Restricted Shares, and Mr. Wilstead received a grant of 337,500 Restricted Shares.

As of December 31, 2004, the aggregate number of all restricted shares held by each named executive officer and the dollar values of the Restricted Shares (equal to the product of the number of Restricted Shares multiplied by $2.50, the closing price for the Company’s common stock reported on the American Stock Exchange on December 31, 2004) were as follows: Mr. English, 825,000 shares ($2,062,500); Mr. Wilstead, 444,500 shares ($1,111,250); Mr. Wright, 100,000 shares ($250,000); and Mr. Souleles 75,000 shares ($187,500). QuadraMed does not pay dividends on its Restricted Shares.

[3]	Unless otherwise noted, amount shown is QuadraMed’s annual contribution on behalf of named executive officer to the QuadraMed 401(k) Plan.
[4]	Mr. English was appointed QuadraMed’s Chief Executive Officer effective June 12, 2000 and elected Chairman of the Board effective December 31, 2000. On January 5, 2005, the Company consolidated the executive officer positions of Chief Executive Officer and Chief Operating Officer, and Mr. English assumed the responsibilities of Chief Operating Officer and President.
[5]	This represents a $221,400 bonus payment and a $307,400 payment under his Key Employment Retention agreement.
[6]	This represents a $123,000 bonus payment and a $308,000 payment under his Key Employment Retention agreement.
[7]	Mr. Wilstead joined QuadraMed in July 1998 and was appointed Chief Operating Officer in December 2001 and President in March 2003. Mr. Wilstead’s employment terminated on January 5, 2005.
[8]	This represents a bonus of $135,000 and a $225,000 payment under his Key Employment Retention agreement.
[9]	This represents a $71,250 bonus payment and a $225,000 payment under his Key Employment Retention agreement.
[10]	From January 2003 through July 8, 2003, Mr. Wright served as a consultant to the Company’s Audit Committee. Mr. Wright became an employee on July 9, 2003. On April 1, 2004, QuadraMed appointed Mr. Wright as Chief Financial Officer and Executive Vice President.
[11]	This represents $207,099 paid as a consultant and $95,000 paid as an employee.
[12]	Mr. Souleles joined QuadraMed in February 2000 and was appointed Chief Technology Officer in November 2003. From September 2002 to November 2003, he was Executive Vice President of the Enterprise software division. From August 2000 to September 2002, he was Chief Technology Officer.
[13]	This represents a $100,554 bonus payment and an $83,795 payment under his Key Employment Retention agreement.
[14]	This represents a $55,000 bonus payment and an $83,795 payment under his Key Employment Retention agreement.
[15]	This represents $71,104 in relocation expenses.
[16]	This represents an amount of gain on stock options of $111,045.
[17]	Mr. Pecaitis joined QuadraMed in February 1999 and was appointed Senior Vice President in February 2001.
[18]	This represents sales commissions in the amount of $135,000 and a $92,700 payment under his Key Employment Retention agreement.
[19]	This represents sales commissions in the amount of $224,273, a $10,000 merit bonus, and a $92,700 payment under his Key Employment Retention agreement.
[20]	This represents sales commissions in the amount of $263,027.
[21]	This represents an amount of gain on stock options of $399,861.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Information regarding QuadraMed’s Equity Compensation Plans appears in Part II, Item 5 of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table and the accompanying notes set forth certain information, as of April 25, 2005, concerning the beneficial ownership of our common stock by: (1) each person who is known by us to beneficially own more than five percent of our common stock, (2) each director of our company, (3) each named executive officer, and (4) all directors and named executive officers as a group. The beneficial ownership percentages have been calculated based on 40,405,757 shares of common stock outstanding on April 20, 2005.

Under the SEC’s rules, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock which they beneficially own. All persons listed have an address in care of QuadraMed’s principal executive offices, except as otherwise noted. All information with respect to beneficial ownership has been furnished to us by our respective stockholders, unless otherwise noted.

Name of Beneficial Owner	Number of Shares Owned		Right to Acquire		Total	Percentage
David M. Knott (1)(2)	2,791,171		—		2,791,171	6.9%
Zazove Associates, LLC (3)(4)	1,219,088		6,775,574	(5)	7,994,662	16.9%
MacKay Shields LLC(6)(7)	7,073,090		13,823,452	(8)	20,896,542	38.5%
Lawrence P. English (9)(10)	975,000	(11)	1,595,384		2,570,384	6.1%
F. Scott Gross (9)	—		107,956		107,956	*
William K. Jurika (9)	3,806,040		30,282		3,836,322	9.5%
Robert L. Pevenstein (9)	10,000		23,000		33,000	*
Cornelius T. Ryan (9)	5,000		89,514		94,514	*
Joseph L. Feshbach (9)	20,000		81,514		101,514	*
Robert W. Miller (9)	3,000		46,000		49,000	*
James E. Peebles(9)	—		—		—	*
Michael S. Wilstead (13)	444,500		887,500		1,332,000	3.2%
Dean A. Souleles (10)	—		195,858		195,858	*
Frank J. Pecaitis (10)	12,027		363,539		375,566	*
John C. Wright (10)	100,000	(12)	359,375		459,375	1.1%

All directors and executive officers as a group (12 people)	5,375,567		3,779,992		9,155,489	20.7%

*	Less than 1% of our outstanding shares of common stock.
(1)	Address: 485 Underhill Boulevard, Suite 205, Syosset, New York 11791
(2)	This information was obtained from the Schedule 13G/A filed with the SEC by Mr. Knott on February 11, 2005.
(3)	Address: 940 Southwood Boulevard, Suite 200, Incline Village, NV 89451
(4)	This information was obtained from the Schedule 13G filed with the SEC by Zazove Associates on January 9, 2004.
(5)	Represents the number of shares issuable upon the exercise of warrants to purchase common stock owned by Zazove Associates, LLC, as reflected in its Schedule 13G filed on January 9, 2004 (2,069,718 shares); and the number of shares issuable upon the conversion of 640,000 shares of Series A Preferred Stock with a conversion rate of 7.3529 shares of common stock per share of Series A Preferred Stock (4,705,856 shares). Zazove Associates, LLC is controlled by Gene T. Pretti, its Chief Executive Officer and majority equity holder.
(6)	Address: 9 West 57th Street, New York, NY 10019
(7)	This information was obtained from the Schedule 13G/A filed with the SEC by MacKay Shields on January 10, 2005.
(8)	Represents the number of shares issuable upon the conversion of 1,880,000 shares of Series A Preferred Stock with a conversion rate of 7.3529 shares of common stock per share of Series A Preferred Stock.
(9)	Director
(10)	Executive Officer
(11)	This number of shares includes 675,000 restricted shares for which Mr. English has sole voting power, but which are subject to contractual limitations on transfer until April 15, 2007.
(12)	This number of shares includes 100,000 restricted shares for which Mr. Wright has sole voting power, but which are subject to contractual limitations on transfer until July 9, 2006.
(13)	Mr. Wilstead is a former Executive Officer.

Item 13. Certain Relationships and Related Transactions

Lawrence P. English, QuadraMed’s Chairman and Chief Executive Officer, is a Director of Curative Health Services, Inc., serves as Chairman of its Executive Committee, is a member of the Audit Committee, and served as Chairman of the Compensation Committee until June 2002. Joseph L. Feshbach, a QuadraMed Director, served as Chairman and Chief Executive Officer of Curative Health Services, Inc. from October 2000 to until his retirement in November 2004. Mr. Feshbach originally joined Curative’s Board in February 2000; and in 2005 continues to serve as a Director of that Board.

Joseph L. Feshbach, elected to QuadraMed’s Board in August 2001, provided consulting and advisory services to QuadraMed related to the development of financial, merger and acquisition strategies from April to August 2001. For these services, Mr. Feshbach was paid $25,000 and he received an option to purchase 20,000 shares of QuadraMed stock with an exercise price of $2.42 that vested fully on July 31, 2001. Mr. Feshbach exercised this option on December 6, 2001, at a fair market value of $8.30 per share, as determined by the closing price reported on The NASDAQ Stock Market on the date of exercise. In 2001, Mr. Feshbach was attributed with income of $117,600 as a result of the exercise. On January 2, 2002, Mr. Feshbach sold 10,000 shares of those acquired in the 2001 exercise at an average sale price of $10.031 per share, and thereby realized an additional aggregate net gain of $17,310 on the option shares.

Item 14. Fees Of Independent Registered Public Accounting Firm

Audit Fees comprise fees for professional services necessary to perform an audit or review in accordance with the standards of the Public Company Accounting Oversight Board, including services rendered for the audit of QuadraMed’s annual financial statements and review of quarterly financial statements. This item also includes fees for services that are normally incurred in connection with statutory and regulatory filings or engagements, such as comfort letters, statutory audits, attest services, consents, and review of documents filed with the SEC.

Audit-Related Fees comprise fees for services that are reasonably related the audit of employee benefit plans and consultations on financial reporting matters.

For work performed in regard to fiscal year 2004, QuadraMed paid BDO Seidman the following fees for services, as categorized:

	2004	2003
Audit Fees	$908,800	$410,600
Audit Related Fees (1)	$33,700	$16,500
Tax Fees	—	—
All Other Fees	—	—

Total	$942,500	$427,100

(1)	Audit related fees include amounts billed for audit of employee benefit plans and consultations on financial reporting matters.

All audit and audit related services were pre-approved by the Audit Committee, which concluded that the performance of such services by BDO was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

1.	Financial Statements. Reference is made to the consolidated financial statements and notes incorporated herein begin on page F-1.

2.	Financial Statement Schedule. Reference is made to Schedule II—Valuation and Qualifying Accounts on page S-1.

3.	Exhibits. Reference is made to Item 15(c) of this Annual Report on Form 10-K.

(b)	Reports filed on Form 8-K during the last quarter of the year covered by this Annual Report on Form 10-K:

1.	Form 8-K, dated November 1, 2004, regarding the amendment of the Company’s Bylaws to expand the Board of Directors to nine persons and the election of James E. Peebles to the Board of Directors.

2.	Form 8-K, dated November 1, 2004, press release on November 1, 2004, announcing that the Chief Executive Officer and Chief Operating Officer positions were to be consolidated and that Michael S. Wilstead would step down from his Chief Operating Officer responsibilities effective December 31, 2004.

3.	Form 8-K, dated November 3, 2004, press release on November 3, 2004, announcing earnings and other financial results for third quarter 2004.

4.	Form 8-K, dated November 9, 2004, attaching transcript from investor conference call regarding third quarter 2004 financial status held on November 3, 2004.

5.	Form 8-K, dated November 12, 2004, press release on November 9, 2004, announcing the sale of Company securities under Rule 10b5-1 by Michael S. Wilstead and Dean A. Souleles.

6.	Form 8-K, dated November 18, 2004, reporting receipt of a letter on November 15, 2004 from MedCath Incorporated to terminate its Master Software License and Services Agreement with the Company.

7.	Form 8-K, dated November 22, 2004, reporting service of a complaint filed against the Company on November 15, 2004 by MedCath Incorporated in Mecklenburg County, North Carolina Superior Court for alleged material breach of contract.

8.	Form 8-K, dated November 22, 2004, describing an all-company operations update conference call with employees held on November 19, 2004

9.	Form 8-K, dated December 10, 2004, announcing the Company’s filing of a Motion to Dismiss and a Counterclaim on December 9, 2004 in the Mecklenburg County, North Carolina Superior Court in the MedCath v. QuadraMed action.

10.	Form 8-K, dated December 15, 2004, announcing the permanent discontinuance of the Company’s Financial Services Division on February 14, 2005.

11.	Form 8-K, dated December 22, 2004, providing a letter to employees on the Company’s policy of not making estimates of future operating results or providing financial guidance.

12.	Form 8-K, dated December 28, 2004, reporting the Company’s status of compliance with the requirements of Sarbanes-Oxley Section 404.

(c)	The exhibits listed on the accompanying Exhibit Index or incorporated by reference are filed as part of this Annual Report on Form 10-K.

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

QUADRAMED CORPORATION

Date: April 29, 2005	By:	/s/ LAWRENCE P. ENGLISH
Lawrence P. English Chairman, Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2005	By:	/s/ JOHN C. WRIGHT
John C. Wright Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/S/ LAWRENCE P. ENGLISH Lawrence P. English	Chairman, Chief Executive Officer (Principal Executive Officer)	April 29, 2005

/S/ JOHN C. WRIGHT John C. Wright	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2005

/S/ F. SCOTT GROSS F. Scott Gross	Director	April 29, 2005

/S/ WILLIAM K. JURIKA William K. Jurika	Director	April 29, 2005

/S/ ROBERT L. PEVENSTEIN Robert L. Pevenstein	Director	April 29, 2005

/S/ CORNELIUS T. RYAN Cornelius T. Ryan	Director	April 29, 2005

/S/ JOSEPH L. FESHBACH Joseph L. Feshbach	Director	April 29, 2005

/S/ ROBERT W. MILLER Robert W. Miller	Director	April 29, 2005

/S/ JAMES E. PEEBLES James E. Peebles	Director	April 29, 2005

EXHIBIT INDEX

Certain of the following exhibits have been previously filed with the SEC and are incorporated herein by reference from the document described in parentheses. Certain others are filed herewith.

Exhibit Number	Exhibit Description
2.1	Asset Purchase Agreement, by and among, QuadraMed Corporation, QuadraMed Operating Corporation, OAO Technology Solutions, Inc., and OAO Transaction, LLP, dated as of August 16, 2001. (Exhibit 2.3 to our Current Report on Form 8-K, as filed with the SEC on August 21, 2001.)

2.2	Agreement and Plan of Merger, dated as of June 30, 2004, by and among QuadraMed Corporation, Sawgrass, LLC, Tempus Software, Inc. and each of the shareholders of Tempus Software, Inc. (Exhibit 2.1 to our Current Report on Form 8-K as filed with the SEC on July 15, 2004.)

3.1	Amended and Restated Bylaws of QuadraMed. (Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on November 1, 2004.)

3.2	Third Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.5 to our Quarterly Report Amended on Form 10-Q/A, as filed with the SEC on August 24, 1998.)

3.3	Amendment to the Third Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.3 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

3.4	Certificate of Designation, Powers, Preferences and Rights of the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 3.1 to our Current Report on Form 8-K as filed with the SEC on June 17, 2004)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock certificate. (Exhibit 4.2 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

4.3	Purchase Agreement, dated as of April 27, 1998, by and among QuadraMed Corporation and the Initial Purchasers named therein. (Exhibit 1.1 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.4	Securities Purchase Agreement, dated as of April 17, 2003, among QuadraMed Corporation and certain investors listed on the signature pages attached thereto. (Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.5	Form of Note. (Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.6	Warrant Agreement dated as of April 17, 2003, by and between QuadraMed Corporation and The Bank of New York, as warrant agent. (Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.7	Indenture, dated as of April 17, 2003, between QuadraMed Corporation and the Bank of New York, as trustee. (Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.8	Registration Rights Agreement, dated as of April 17, 2003, among QuadraMed, the investors listed on the signature pages thereto, and Philadelphia Brokerage Corporation. (Exhibit 4.5 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.9	Security Agreement, dated as of April 17, 2003, made by QuadraMed Corporation in favor of The Bank of New York, as collateral agent. (Exhibit 4.6 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

Exhibit Number	Exhibit Description
4.10	Form of Warrant to Purchase Common Stock. (Exhibit 4.11 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

4.11	Subordinated Indenture, dated as of May 1, 1998, between QuadraMed and The Bank of New York. (Exhibit 4.6 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.12	Officers’ Certificate delivered pursuant to Sections 2.3 and 11.5 of the Subordinated Indenture. (Exhibit 4.7 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.13	Registration Rights Agreement dated April 27, 1998, by and among QuadraMed and the Initial Purchasers named therein. (Exhibit 4.8 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.14	Form of Global Debenture. (Exhibit 4.9 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.15	Form of Certificated Debenture. (Exhibit 4.10 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.16	Registration Rights Agreement dated as of June 30, 2004, by and between QuadraMed and the shareholders identified on the signature pages thereto. (Exhibit 4.1 to our Current Report on Form 8-K as filed with the SEC on July 15, 2004.)

4.17	Form of Preferred Stock certificate for the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 4.17 to our Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, No. 333—112040, as filed with the SEC on August 25, 2004.)

10.1	1996 Stock Incentive Plan of QuadraMed. (Exhibit 10.1 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.2	1996 Employee Stock Purchase Plan of QuadraMed. (Exhibit 10.2 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.3	Summary Plan Description, QuadraMed Corporation 401(k) Plan. (Exhibit 10.3 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.4	Form of Indemnification Agreement between QuadraMed and its directors and executive officers. (Exhibit 10.4 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.5	1999 Supplemental Stock Option Plan for QuadraMed. (Exhibit 10.5 to our annual report on Form 10-K, as filed with the SEC on March 30, 2000, as amended by May 1, 2000.)

Exhibit Number	Exhibit Description
10.6	2004 Stock Compensation Plan of QuadraMed. (Exhibit 4.36 to our Registration Statement on Form S-8, No. 333-118581, as filed with the SEC on August 26, 2004.)

10.7	Separation Agreement dated June 12, 2000, between James D. Durham and QuadraMed. (Exhibit 10.64 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

10.8	Separation Agreement dated June 12, 2000, between John V. Cracchiolo and QuadraMed. (Exhibit 10.65 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

10.9	Employment Agreement dated June 12, 2000, between Lawrence P. English and QuadraMed. (Exhibit 10.66 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

10.10	Amendment of Employment Agreement dated September 20, 2001, between Lawrence P. English and QuadraMed. (Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.11	Employment Agreement dated April 1, 1999, between Michael S. Wilstead and QuadraMed. (Exhibit 10.53 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the SEC on August 16, 1999.)

10.12	Amendment of Employment Agreement dated September 20, 2001, between Michael S. Wilstead and QuadraMed. (Exhibit 10.9 to our Quarterly Report on form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.13	Employment Agreement dated August 16, 2000, between Dean Souleles and QuadraMed. (Exhibit 10.67 to our annual report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on April 2, 2001.)

10.14	Amendment of Employment Agreement dated September 19, 2001, between Dean Souleles and QuadraMed. (Exhibit 10.7 to our Quarterly Report on form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.15	Second Amendment of Employment Agreement dated November 8, 2002, between Dean Souleles and QuadraMed. (Exhibit 10.14 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.16	Employment Agreement dated June 1, 2001, between Frank Pecaitis and QuadraMed. (Exhibit 10.16 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.17	Lease dated November 19, 1998 for facilities located at 22 Pelican Way, San Rafael, California. (Exhibit 1.7 to our Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC on March 30, 2000.)

10.18	Lease dated November 26, 2001 for facilities located at 1050 Los Vallecitos Boulevard, San Marcos, California. (Exhibit 10.18 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.19	Lease dated June 15, 2001 for facilities located at 12110 Sunset Hills Road, Reston, Virginia. (Exhibit 10.19 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.20	Employment Agreement dated July 9, 2003, between John C. Wright and QuadraMed Corporation. (Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

Exhibit Number	Exhibit Description
10.21	Inducement Stock Agreement dated July 9, 2003, by and between John C. Wright and QuadraMed Corporation. (Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

10.22	Restricted Stock Agreement dated July 9, 2003, by and between John C. Wright and QuadraMed Corporation. (Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

10.23	Amendment of Employment Agreement dated October 5, 2003, by and between Charles J. Stahl and QuadraMed Corporation. (Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

10.24	Stock Issuance Agreement dated December 30, 2003, by and between Lawrence P. English and QuadraMed Corporation. (Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

10.25	Stock Issuance Agreement dated December 30, 2003, by and between Michael S. Wilstead and QuadraMed Corporation. (Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

10.26	Value Added Remarketing Agreement dated June 26, 1989, by and between InterSystems Corporation and the Compucare Company. (Exhibit 10.28 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25, 2004.)

10.27	Amendment to VAR Agreement between QuadraMed Affinity Corporation and InterSystems Corporation. (Exhibit 10.29 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25, 2004.)

14.1	QuadraMed Corporation Code of Ethics for Principal Executive Officers and Senior Financial Officers. (Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

16.1	Letter from PricewaterhouseCoopers LLP dated May 5, 2003 regarding a change in certifying accountant. (Exhibit 16.1 to our Current Report on Form 8-K, as filed with the SEC on May 5, 2003.)

21.1**	QuadraMed Corporation subsidiaries.

23.1**	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

31.1**	Section 302 Certification—CEO

31.2**	Section 302 Certification—CFO

31.3*	Section 302 Certification—CEO

31.4*	Section 302 Certification—CFO

32.1**	Section 906 Certification—CEO

32.2**	Section 906 Certification—CFO

32.3*	Section 906 Certification—CEO

32.4*	Section 906 Certification—CFO

*	Filed herewith
**	Filed with the Company’s original Annual Report for the year ended December 31, 2004 on Form 10-K, as filed with the SEC on March 25, 2005.