Form 10-Q
period 2005-03-31
QUADRAMED CORP
filed 2005-05-10
CIK 1018833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of April 20, 2005, there were 40,405,757 shares of the Registrant’s common stock outstanding, par value $0.01.

QUADRAMED CORPORATION

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except percentages and per share amounts)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS

Current assets
Cash and cash equivalents	$20,379	$22,429
Accounts receivable, net of allowance for doubtful accounts of $3,174 and $3,303, respectively	35,792	25,550
Unbilled and other receivables	5,670	6,603
Notes and other receivables	1,173	832
Prepaid expenses and other current assets	6,779	8,001

Total current assets	69,793	63,415

Restricted cash	3,904	3,889
Property and equipment, net	4,410	5,129
Capitalized software development costs, net	1,173	1,427
Goodwill	25,983	25,983
Other intangible assets, net	11,089	12,451
Other long-term assets	7,091	7,116

Total assets	$123,443	$119,410

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Accounts payable and accrued expenses	$2,709	$4,501
Accrued payroll and related	5,970	7,637
Other accrued liabilities	7,903	8,549
Dividends payable	12,570	13,780
Deferred revenue	54,634	44,040

Total current liabilities	83,786	78,507

Accrued exit cost of facility closing	2,956	2,898
Other long-term liabilities	5,372	5,366

Total liabilities	92,114	86,771

Stockholders equity
Preferred stock, $0.01 par, 5,000 shares authorized, 4,000 shares issued and outstanding	84,610	83,412
Common stock, $0.01 par, 150,000 shares authorized; 40,389 and 40,043 shares issued and outstanding, respectively	404	400
Additional paid-in-capital	301,699	301,231
Deferred compensation	(1,128)	(1,870)
Accumulated other comprehensive loss	(147)	(124)
Accumulated deficit	(354,109)	(350,410)

Total stockholders’ equity	31,329	32,639

Total liabilities and stockholders’ equity	$123,443	$119,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2005	2004
Revenue
Services	$3,077	$2,603
Maintenance	13,410	11,618
Installation and other	2,696	3,420

Services and other revenue	19,183	17,641

Licenses	10,352	12,491

Hardware	840	4,514

Total revenue	30,375	34,646

Cost of revenue
Cost of services and other revenue	7,319	7,686
Royalties and other	2,167	2,506
Amortization of acquired technology and capitalized software	1,035	660

Cost of license revenue	3,202	3,166
Cost of hardware revenue	965	2,830

Total cost of revenue	11,486	13,682

Gross margin	18,889	20,964

Operating expense
General and administration	6,110	8,804
Software development	7,717	7,110
Sales and marketing	4,072	5,819
Amortization of intangible assets and depreciation	1,591	1,051

Total operating expenses	19,490	22,784

Loss from operations	(601)	(1,820)

Other income (expense)
Interest expense, includes non-cash charges of $165 and $521	(169)	(2,298)
Interest income	101	117
Other income (expense), net	(154)	190
Benefit (provision) for income taxes	(11)	175

Other income (expense)	(233)	(1,816)

Net loss from continuing operations	$(834)	$(3,636)
Loss from discontinued operations	(1,686)	(906)

Net loss	$(2,520)	$(4,541)
Preferred stock accretion	(1,175)	—

Net loss attributable to common shareholders	$(3,695)	$(4,541)

Loss per share-basic and diluted
Continuing operations	(0.05)	(0.13)
Discontinued operations	(0.04)	(0.03)

Net income (loss)	$(0.09)	$(0.16)

Weighted average shares outstanding
Basic and diluted	40,219	29,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	(Share #) Preferred Stock	Preferred Stock	(Share #) Common and Treasury Stock	Common and Treasury Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (loss) and Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2004	4,000	$83,412	40,043	$400	$301,231	$(1,870)	$(350,534)	$32,639

Issuance of common stock	—	—	346	4	468	—	—	472

Accretion of preferred stock	—	1,175	—	—	—	—	(1,175)	—

Amortization of deferred compensation	—	—	—	—	—	734	—	734

Other	—	23	—	—	—	8	(27)	4

Net loss	—	—	—	—	—	—	(2,520)	(2,520)

Balance, March 31, 2005	4,000	$84,610	40,389	$404	$301,699	$(1,128)	$(354,256)	$31,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities
Net loss attributable to common shareholders	$(3,695)	$(4,541)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,542	2,735
Preferred stock accretion	1,175	—
Exit cost of facility closing and other costs for Financial Services Division	914	—
Provision for bad debts and other	200	678

Changes in assets and liabilities:
Accounts receivable	(10,442)	(2,630)
Prepaid expenses and other	1,878	346
Accounts payable and accrued liabilities	(4,954)	1,775
Deferred revenue	10,594	3,406

Cash provided by (used in) operating activities	(788)	1,769
Cash flows from investing activities
Acquisition of Détente	—	(4,074)
Purchases of property and equipment	(303)	(1,162)
Proceeds from (purchases of) securities and other	(82)	106

Cash used in investing activities	(385)	(5,130)
Cash flows from financing activities
Proceeds from issuance of common stock and other	498	1,180
Payment of preferred stock dividends	(1,375)	—

Cash provided by (used in) financing activities	(877)	1,180

Net decrease in cash and cash equivalents	(2,050)	(2,181)
Cash and cash equivalents, beginning of period	22,429	36,944

Cash and cash equivalents, end of period	$20,379	$34,763

Supplemental disclosure of cash flow information
Cash paid for interest	—	1,964
Net cash (refunded) paid for taxes	11	(175)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

NOTE 1. THE COMPANY

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

Our products are designed to eliminate paper, improve processes, and decrease errors through the efficient management of patient clinical and financial records. They are suitable for acute care hospitals, specialty hospitals, Veterans Health Administration facilities and associated/affiliated businesses such as outpatient clinics, long-term care facilities, and rehabilitation hospitals and are used by healthcare organizations of varying size – from small single entity hospitals to large multi-facility care delivery organizations. Our products are sold as standalone, bundled, or fully integrated software packages. We have, in the past, provided services to support the hospital’s collection of receivables and its administration of contractual reimbursements from managed care companies; however, this segment of our business was discontinued in the first quarter of 2005.

Since 2004 we have been managed in two distinct segments, the Software Division and the Financial Services Division. In February 2004, we acquired Détente Systems Pty Limited of Sydney, Australia, a vendor of laboratory management software (“Détente”) and in June 2004 we acquired Tempus Software, Inc. of Jacksonville, Florida, a vendor of enterprise-wide hospital scheduling software (“Tempus”). The operations of both Tempus and Détente have been rolled into our Software Division. On December 15, 2004, QuadraMed announced the closing of the Financial Services Division; its operations ceased to exist in February of 2005. In 2005, the Company considers itself to be in a single reporting segment, specifically the software segment, as a result of the discontinued operations of the Financial Services Division in the first quarter of 2005. The financial results for these operating segments for prior periods have been reclassified to conform to the current period presentation.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended by form 10-K/A, filed on April 29, 2005. In the opinion of management, the condensed consolidated financial statements for the periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the entire year ending December 31, 2005.

Principles of Consolidation

These condensed consolidated financial statements include our accounts and all our significant business divisions and subsidiaries. Since February 2004, results of operations of Détente have been included in the

Company’s condensed consolidated statements of operations and the results of operations of Tempus have been included in the Company’s consolidated statements of operations since July 2004. All significant intercompany accounts and transactions between the Company and our subsidiaries have been eliminated in the consolidated financial statements.

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

Revenue Recognition

QuadraMed’s revenue is principally generated from three sources: (i) licensing arrangements, (ii) services and (iii) hardware.

The Company’s license revenue consists of fees for licenses of the proprietary and third-party software. Cost of license revenue primarily includes the costs of third-party software and royalties, and amortization of acquired technology and capitalized software. The Company’s services revenue consists of maintenance, software installation, customer training and consulting services related to our license revenue. Cost of services consists primarily of salaries, benefits, and allocated costs related to providing such services. Hardware revenue includes third party hardware used to support our software installation. Cost of hardware revenue consists of third party equipment and installation.

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

QuadraMed allocates revenue to each element in a multiple-element arrangement based on the element’s relative fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, QuadraMed determines the fair value of the maintenance portion of the arrangement based as if sold separately and measured by the renewal rate offered to the customer. The professional services portion of the arrangement is based on hourly rates which QuadraMed charges for these services when sold separately from software. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The proportion of revenue recognized upon delivery varies from quarter to quarter depending upon the mix of licensing arrangements, perpetual or term-based, and the determination of vendor-specific objective evidence (“VSOE”) of fair value for undelivered elements. Many of our licensing arrangements include fixed implementation fees and do not allow us to recognize license revenue until these services have been performed. We recognize revenue only after establishing that we have VSOE for all undelivered elements.

Certain of the licenses are term or time-based licenses. QuadraMed recognizes revenue from these contracts ratably over the term of the arrangement.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to QuadraMed from its normal business activities. QuadraMed provides an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified.

Intangible Assets

QuadraMed’s acquisitions of other companies typically result in the acquisition of certain intangible assets and goodwill.

Goodwill. QuadraMed adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001, and ceased amortization of goodwill as of January 1, 2002. Prior to this point, goodwill was amortized using the straight-line method over its estimated useful life. Goodwill is subject to annual impairment tests or whenever changes in circumstances indicate that the fair value of the Company is less than the carrying value.

Capitalized Software. Software development costs are capitalized upon the establishment of technological feasibility, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Upon the general release of the product to customers, development costs for that product are amortized over the greater of the ratio that current revenues bear to total and anticipated future revenues for the applicable product or the straight-line method, generally five years. These amounts are charged to cost of licenses. No amounts were capitalized in 2005 and 2004.

Other Intangible Assets. Other intangible assets primarily relate to acquired technology including developed and core technology, tradenames and customer lists acquired in QuadraMed’s purchase business combinations. Amortization of other intangible assets is computed on the basis of a 3-5 year life.

On an annual basis, QuadraMed reviews its intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets in accordance with the provisions of SFAS No. 144. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their net realizable values.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (“FASB”) issued a proposed statement, “Share-Based Payment”, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the grant-date fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. Pro forma disclosure is no longer an alternative.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method may have a significant impact on the Company’s result of operations as we will be required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) permits public companies to adopt its requirements using either the “modified prospective” method or the “modified retrospective” method. The Company expects to adopt SFAS No. 123(R) using the modified-prospective method. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. The Company is currently evaluating the impact on its financial statements upon the adoption of SFAS No. 123(R).

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS No. 153), which requires a nonmonetary exchange of assets be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. This eliminates the “similar productive assets exception,” which accounts for the exchange of assets at book value with no recognition of gain or loss. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

NOTE 4. ACQUISITION

Tempus Software, Inc.

On June 30, 2004, QuadraMed acquired all of the issued and outstanding capital stock of Tempus, a Florida corporation located in Jacksonville, Florida. Tempus is a leading enterprise scheduling and patient access software provider.

This acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combination,” and the balance sheet of Tempus has been included in the Company’s consolidated balance sheet effective June 30, 2004. The purchase price consisted of $6.1 million in cash and approximately 2.6 million shares of QuadraMed common stock, as well as approximately $202,000 of transaction and direct acquisition costs. On the closing date of the acquisition, $580,000 in cash and approximately 260,000 shares were deposited into an escrow account.

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

The Company considered various factors, including the use of appraisals, in determining the allocation of the purchase price to the assets acquired and liabilities assumed and, in the fourth quarter of 2004, adjusted the previously reported allocation of purchase price to reflect our management’s final determination.

Intangible assets are being amortized on a straight-line basis over three years. Amortization of acquired technology, customer lists and non-competition agreement for the quarters ended March 31, 2005 and 2004 were $493,000 and $0, respectively.

Détente Systems Pty Limited

On February 6, 2004, QuadraMed acquired all of the issued and outstanding capital stock of Détente, an Australian proprietary limited company, and all of the units of trust ownership of the Détente Systems Trust (“the Trust”), an Australian business trust. Détente is engaged in the business of developing, selling and supporting clinical systems in Australia, New Zealand, and the United Kingdom. The Trust holds title to all of the intellectual property used or useful in Détente business.

This acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, “Business Combination,” and the results of operations of Detente have been included in the Company’s consolidated statements of operations effective February 2004. The net purchase price was approximately $4.2 million in cash, which included approximately $583,000 of transaction and direct acquisition costs. Approximately $2.6 million was paid on the closing date of the acquisition, and the balance was deposited into an escrow account to be payable upon the satisfactory performance of certain technology and performance goals relating to the acquired Détente technology, which was completed and released in the first quarter of 2005.

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

The Company considered various factors, including the use of appraisals, in determining the allocation of the purchase price to the assets acquired and liabilities assumed and, in the fourth quarter of 2004, adjusted the previously reported allocation of purchase price to reflect our management’s final determination.

Intangible assets are being amortized on a straight-line basis over three years. Amortization of acquired technology, customer list, non-competition agreement for the quarters ended March 31, 2005 and 2004 were $350,000 and $56,000, respectively.

NOTE 5. CLOSING AND DISCONTINUED OPERATION OF FINANCIAL SERVICES DIVISION

Due to increasing operating losses in our Financial Services Division, and the lack of a qualified buyer for the business, we announced the shutdown of this division on December 15, 2004. The shutdown of this division was effective February 15, 2005. In connection with the shutdown, we recorded an impairment charge of $3.3 million in the fourth quarter of 2004, which was comprised of severance expense of $414,000, write-off of intangible assets of $820,000, write-off of purchased software of $1.85 million and write-off of leasehold improvement of $246,000.

In the first quarter of 2005, the Company recorded a charge of approximately $1.0 million in connection with our future obligations on the Division’s San Marco lease, net of estimated sublease income. The lease for this facility terminates in May 2008; our annual expense under the lease is approximately $778,000, and we are actively seeking a qualified subtenant for the property. We have estimated facility closing costs based upon current market information available related to potential sublease rental income, sublease commission costs, and the length of time expected to sublease to secure a sublease.

The results of operations for Financial Services Division are presented as a discontinued operation in 2005. The Financial Services Division’s operating results were as follows (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Revenue	$223	$1,824

Loss from operations	(772)	(906)
Exit cost of facility closing	(1,032)
Other	118	—

Total loss	$(1,686)	$(906)

The following table sets forth a summary of the exit cost facility closing charged and accrued facility cost as of March 31, 2005:

	For the Three Months Ended March 31, 2005
	Short term	Long term	Total
Exit cost of facility closing accrued as of December 31, 2004	$1,150	$2,898	$4,048
Add: Exit cost for facility closing related to Financial Services Division	674	358	1,032
Less: Payments made in the first quarter of 2005	(186)	(300)	(486)

Exit cost of facility closing accrued as of March 31, 2005	$1,638	$2,956	$4,594

The exit cost of facility closing accrued as of December 31, 2004 relates to shut-down of our former headquarters in San Rafael, California. The Company estimated approximately $4.0 million in connection with our future obligations on the lease, net of estimated sublease income, and recorded this expense in the fourth quarter of 2004. The short term portion of accrued exit cost of facility closing is included in the other accrued liabilities on the Consolidated Balance Sheets.

NOTE 6. REDUCTION IN FORCE

During the first quarter of fiscal year 2005, the Company announced a corporate reorganization and a reduction in our workforce. As a result of this move, some 95 employees left the Company. The Company recorded a severance charge of $531,000 related to terminated employees. As of March 31, 2005, approximately $113,000 of this amount remains unpaid.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets for the three-month period ended March 31, 2005 were as follows (in thousands):

	As of December 31, 2004	Q1 2005 Activity	As of March 31, 2005
Cost
Goodwill	$37,896	$—	$37,896
Capitalized software	13,445	—	13,445
Other intangible assets	30,486	—	30,486

	81,827	—	81,827

Accumulated amortization
Goodwill	$(11,913)	$—	$(11,913)
Capitalized software	(12,018)	(254)	(12,272)
Other intangible assets	(18,035)	(1,362)	(19,397)

	(41,966)	(1,616)	(43,582)

Net book value
Goodwill	$25,983	$—	$25,983
Capitalized software	1,427	(254)	1,173
Other intangible assets	12,451	(1,362)	11,089

	$39,861	$(1,616)	$38,245

Amortization of acquired technology, a component of other intangible assets, was $781,000 and $108,000 for the quarters ended March 31, 2005 and 2004, respectively, and was included in cost of license revenue. There were no impairment charges recorded during the three months ended March 31, 2005 and 2004.

NOTE 8. SERIES A PREFERRED STOCK

On June 17, 2004, QuadraMed issued 4.0 million shares of Series A Cumulative Mandatory Convertible Preferred Stock (the “Series A Preferred Stock”) in a private, unregistered offering to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933. The Series A Preferred Stock was sold for $25 per share, and QuadraMed used the $96.1 million of net proceeds of the offering to repurchase all of our Senior Secured Notes due 2008 (the “2008 Notes”) and our 5.25% Convertible Subordinated 2005 Notes (the “2005 Notes”), together with accrued interest and related redemption premiums; the remainder is to be used for general corporate purposes.

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

As a result of the aforementioned feature, at the date of issuance of the Series A Preferred Stock, the Company recorded dividends payable of $15.2 million, which represents the present value of the three-year dividends. The present value adjustment of $1.3 million is being amortized over three years as interest expense using the effective interest rate method. For the quarter ended March 31, 2005, approximately $165,000 was recorded as interest expense.

The carrying value of the Series A Preferred Stock was also reduced by $15.2 million, which represents the imputed discount on the Series A Preferred Stock and which is being accreted over three years using the effective interest rate method. For the quarter ended March 31, 2005, approximately $1.2 million was accreted and charged to accumulated deficit. If any Series A Preferred Stock shares are converted prior to the end of the three-year period, the related accretion will be accelerated. The Company determined that there was no beneficial conversion feature attributable to the Series A Preferred Stock.

The following table summarizes the Series A Preferred Stock activities (in thousands):

		March 31, 2005
Total issued		$100,000
Less: Issuance cost		(3,856)
Less: Unaccreted discount
Original present value of discount	(15,174)
Preferred stock accretion	3,640

		(11,534)

Carrying value of Preferred Stock at March 31, 2005		$84,610

NOTE 9. LONG-TERM DEBT

In June 2004, the Company commenced, with net proceeds from the Series A Preferred Stock offering, a cash tender offer to purchase all of its outstanding 2008 Notes and 2005 Notes. In the quarter ended June 30, 2004, a principal balance of $15.1 million of the 2008 Notes was retired with a premium of $754,000 (5%) and a principal balance of $11.9 million of the 2005 Notes was retired with a premium of $89,000 (0.75%). As a result, the Company wrote off prorated portions of debt offering costs, the discount on the 2008 Notes and recorded a $3.1 million loss on the retirement of Notes. In the quarter ended September 30, 2004, the Company retired the remaining $58.8 million of the 2008 Notes and $56,000 of the 2005 Notes. Total cash payment in July 2004 was $63.2 million, which includes additional interest expense of $54,000. Total loss recorded on the retirement of debt during the third quarter of 2004 was approximately $11.7 million, which includes redemption premiums of

$2.9 million and write-offs of remaining balances of debt offering costs of $577,000, discount to the 2008 Notes of $7.9 million and effective interest rate adjustment of $339,000.

NOTE 10. RESTRICTED STOCK GRANTS

During the quarters ended March 31, 2005 and 2004, zero and 50,000 shares of common stock were issued as restricted stock at no exercise price as provided for under QuadraMed’s 1996 Stock Plan. The grants were made to certain senior executives for no monetary consideration. The majority of the Company’s restricted shares fully vest over three to four years. QuadraMed has recorded the fair value of the restricted shares on the date they were granted as deferred compensation within the Stockholders’ Equity section of the Consolidated Balance Sheets. This amount is amortized over the vesting period. Compensation expense associated with the grants of restricted stock totaling $142,000 and $309,000 were recognized during the quarters ended March 31, 2005 and 2004, respectively. In addition to these amounts, $592,000 was charged to severance expense in the quarter ended March 31, 2005 relating to the early-vesting of restricted stock issued to a former officer of the Company.

As of March 31, 2005, 775,000 restricted shares remained subject to vesting.

NOTE 11. NET LOSS PER SHARE AND COMPREHENSIVE LOSS

Basic loss per share is determined using the weighted average number of common shares outstanding during the period. Diluted loss per share is determined using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and conversion of the subordinated debentures (using the as-converted method). Common equivalent shares are excluded from the diluted computation if their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands):

	Three months ended March 31,
	2005	2004
Numerator:
Net loss attributable to common shareholders	$(3,695)	$(4,541)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	40,219	29,155

Basic and diluted net loss per common share	$(0.09)	$(0.16)

As QuadraMed recorded net losses for each of the three month periods ended March 31, 2005 and 2004, no common equivalent shares were included in diluted net loss per share calculation because they were anti-dilutive. If QuadraMed had reported net income, the calculation of diluted earnings per share would have included the following common stock equivalent shares from the indicated equity instruments (in thousands):

	Three months ended March 31,
	2005	2004
Equity instruments:
Convertible preferred stock	29,412	—
Warrants	3,267	9,364
Stock options	1,104	1,956
5.25% Convertible debentures (2005 Notes)	—	331

Total common stock equivalent shares	33,783	11,651

The components of QuadraMed’s comprehensive loss include the unrealized gain (loss) on available-for-sale securities and foreign currency translation adjustment. The following table sets forth the computation of comprehensive loss (in thousands):

	Three months ended March 31,
	2005	2004
Net loss attributable to common shareholders	$(3,695)	$(4,541)
Unrealized gain (loss)	(26)	(5)
Foreign currency translation adjustment	5	5

Comprehensive loss	$(3,716)	$(4,541)

NOTE 12. STOCK-BASED COMPENSATION

SFAS No. 123, Accounting for Stock Based Compensation, encourages, but does not require, companies to record compensation cost for stock based employee compensation plans at fair value. QuadraMed has chosen to account for stock based employee compensation using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of QuadraMed’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values, using prescribed option-pricing models. Upon the adoption of SFAS No. 123(R) on January 1, 2006, pro forma disclosure is no longer an alternative. Accordingly, the adoption of SFAS No. 123(R)’s fair value method may have a significant impact on the Company’s result of operations. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The stock-based compensation disclosure within this Note sets out the impact of using fair value accounting for share-based payments for the three months ended March 31, 2005 and 2004. However, the amounts disclosed within our footnote are not necessarily indicative of the amounts that will be expensed in future periods upon the adoption of SFAS No. 123(R). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

	Three months Ended March 31,
	2005	2004
Net loss attributable to common shareholders, as reported	$(3,695)	$(4,541)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	734	462
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,369)	(2,554)

Pro forma net loss	$(4,330)	$(6,633)

Basic and diluted net loss per common share, as reported	$(0.09)	$(0.16)
Basic and diluted net loss per common share, pro forma	$(0.11)	$(0.23)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Expected dividend yield	—	—
Expected stock price volatility	148.70%	122.96%
Risk-free interest rate	3.88%	2.99%
Expected life of options	4.25 years	4.30 years

NOTE 13. MAJOR CUSTOMERS

No single customer accounted for more than 10% of total revenues in the three months ended March 31, 2005 and 2004.

NOTE 14. LITIGATION AND OTHER MATTERS

In January 2004, Mr. James Durham, the Company’s former Chief Executive Officer, filed an amended complaint against us in the Superior Court of the State of California, Marin County, alleging a breach of his SERP contract and a breach of good faith and fair dealing under this contract. This amended complaint sought payment of his lump sum SERP benefits, interest, attorneys’ fees, and other relief. On January 30, 2004, this matter was moved to the United States District Court, Northern District of California. On May 6, 2005 the Court, over our objection, entered judgment in favor of Mr. Durham against us, in the total amount of $5,067,130, plus interest thereon, at the rate prescribed by 28 U.S.C. §1961 accruing after that date. We believe that the Court’s ruling was legally erroneous, and we presently intend to pursue our appellate options. The ultimate outcome of these matters cannot presently be determined.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement on Risks Associated With Forward-Looking Statements

You should read the following discussion in conjunction with our Condensed Consolidated Financial Statements and related notes. This Report contains forward-looking statements within as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. The words “believe”, “expect”, “target”, “goal”, “project”, “anticipate”, “predict”, “intend”, “plan”, “estimate”, “may”, “will”, “should”, “could”, and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance, anticipated trends and growth in businesses, or other characterizations of future events or circumstances and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Report, and in other documents we file with the SEC from time to time.

Results of Operations (unaudited)

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Three months ended March 31,
	2005		2004
Revenue
Services	$3,077	10%	$2,603	8%
Maintenance	13,410	44	11,618	34
Installation and other	2,696	9	3,420	10

Services and other	19,183	63	17,642	51

Licenses	10,352	34	12,491	36

Hardware	840	3	4,514	13

Total revenue	30,375	100	34,647	100

Cost of revenue
Cost of services and other	7,175	37	7,686	44
Royalties and other	2,167	21	2,506	20
Amortization of acquired technology and capitalized software	1,035	10	660	5

Cost of licenses	3,202	31	3,166	25
Cost of hardware	965	115	2,830	63

Total cost of revenue	11,342	37	13,683	39

Gross margin	19,033	63	20,963	61

Operating expenses
General and administration	5,490	18	7,235	21
Software development	7,549	25	7,110	21
Sales and marketing	3,881	13	5,819	17
Amortization of intangible assets and depreciation	1,228	4	1,051	3
Loss on disposal of assets	363	1	—	—
Unusual charges	1,123	4	1,569	5

Total operating expenses	$19,634	63%	$22,784	66%

Loss from operations	$(601)		$(1,820)

Revenue

Total revenue. Total revenue for the three months ended March 31, 2005 were $30.4 million, a decrease of $4.2 million or 12% from $34.6 million for the three months ended March 31, 2004. There was a $3.7 million decrease in Affinity hardware revenue in 2005. Total revenue in the first quarter of 2004 included approximately $3.8 million in hardware revenue related to one customer. The 2004 acquisitions of Tempus and Détente products contributed $1.6 million to revenue in 2005 compared to $0.4 million in 2004.

Services and other. Services and other revenue consists of professional services, such as implementation and installation services, training, maintenance, which consists of technical support and product upgrades, reimbursable expenses and other services revenue. Professional services are typically provided over a period of three to nine months for the HIM product solutions and two to three years for Affinity and other related Enterprise products. These services are provided subsequent to the signing of a software license agreement and depend almost exclusively on our software license revenue. Our maintenance revenue depends on both licenses of our software products and renewals of maintenance agreements by our existing customer base and are recognized ratably over the term of the agreement.

Services revenue of $3.1 million, or 10% of total revenue, in the three months ended March 31, 2005 increased $0.5 million, or 19%, from $2.6 million same period last year. The increase in revenue of $0.5 million, mainly related to the growth in supplemental services provided to our existing Affinity customers and an increase in service revenue in the government business. These increases were offset by a $0.2 million decline in service related work in PFS.

Maintenance revenue was $13.4 million in the three months ended March 31, 2005 compared to $11.6 million in the three months ended March 31, 2004, representing an increase of $1.8 million or 16%. Maintenance revenue, as a percentage of total revenue, was 44% and 34% in the three months ended March 31, 2005 and 2004, respectively. The increase in maintenance revenue is mainly due to increased contracts in both Enterprise and HIM products as well as the addition of maintenance revenue from the Détente and Tempus acquisitions. Maintenance contracts are recognized ratably over the period of term, which in most cases is one to three years.

Installation and other services revenue decreased to $2.7 million in the three months ended March 31, 2005 from $3.4 million in the corresponding period prior year. The installation revenue decrease is primarily due to a decrease in revenue from Affinity and government installations in the period.

Licenses. License revenue consists of fees and licenses of proprietary and third-party software. We market our products through our direct sales force. License revenue in the three months ended March 31, 2005 was $10.4 million, a decrease of $2.1 million or 17% from $12.5 million in the corresponding period of 2004. License revenue, as a percentage of total revenue, was 34% and 36% in the three months ended March 31, 2005 and 2004, respectively. License revenue for Enterprise products decreased by approximately $2.2 million to $4.5 million in the three months ended March 31, 2005 from $6.7 million in the same quarter prior year. License revenue in the first quarter of 2004 was unusually high as a result of the completion of many contracts.

Hardware. Hardware revenue consists of sale of third-party hardware purchased specifically for use by our Enterprise product customers. Hardware revenue in the three months ended March 31, 2005 was $0.8 million, a decrease of $3.7 million or 82% from $4.5 million in the corresponding period of 2004. Hardware revenue, as a percentage of total revenue, was 3% and 13% in the three months ended March 31, 2005 and 2004, respectively. In the first quarter of 2004 the Company completed a significant Affinity contract which was signed at the end of fiscal year 2003 and resulted in a one time spike in hardware revenue.

Revenue recognized for the three months ended March 31, 2005 and 2004 includes:

•	amounts initially recorded as deferred revenue in which the Company has now completed its contractual commitments;

•	service revenue relating to installation, training, seminars and financial services during the period; and

•	revenues recognized on a cash-basis after the Company’s contractual commitment has been completed.

The following table is a summary roll forward schedule of the deferred revenue (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Deferred revenue, beginning balance	$44,040	$48,502
Add: revenue deferred	39,767	33,590
Less: deferred revenue recognized	(29,173)	(30,184)

Deferred revenue, ending balance	$54,634	$51,908

Cost of Revenue

Cost of services and other. Cost of services and other consists of salaries and related expenses associated with services performed for customer support, installation, maintenance and consulting services. Cost of services and other for the quarter ended March 31, 2005 of $7.2 million was $0.5 million less than the $7.7 million in the corresponding period of 2004. As a percentage of services and other revenue, cost of services and other was 37% and 44% for the three months ended March 31, 2005 and 2004, respectively. The decrease was primarily due to a decrease in personnel costs and travel related expenses. The unusual items for the three months ended March 31, 2005 include $0.1 million of severance expense. There were no unusual items included in cost of services and other for the three months ended March 31, 2004.

Cost of licenses. Cost of licenses consists primarily of the cost of third-party software, royalties and amortization of capitalized software and acquired technology. A significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to software embedded within our software applications. Generally, third-party royalty fees fluctuate based on revenue or the number of the Company’s customers and therefore will fluctuate on a quarter to quarter basis. Cost of licenses in the three months ended March 31, 2005 of $3.2 million, remained flat compared to $3.2 million for the same period of 2004. As a percentage of license revenue, cost of licenses was 31% and 25% for the three months ended March 31, 2005 and 2004, respectively. Cost of license increased as a percentage of revenue due to a decline in higher margin Enterprise license revenue.

Cost of hardware. Cost of hardware consists of third-party hardware and installation costs. Cost of hardware in the three months ended March 31, 2005 was $1.0 million, a decrease of $1.8 million, compared to $2.8 million for the same period last year. As a percentage of hardware revenue, cost of hardware was 115% and 63% for the three months ended March 31, 2005 and 2004, respectively. Cost of hardware in the first quarter of 2004 was unusually high due to a large hardware sale to a single Affinity customer, the revenue for which was also recorded in that period.

Gross Margin

Overall, Gross margin improved from 61% for the three months ended March 31, 2004 to 63% for the first quarter of 2005. Gross margin on license revenue declined from 75% to 69% for the respective periods due primarily to increased amortization of acquired technology in 2005 that resulted from the 2004 acquisitions of Détente and Tempus. Gross margin on services and other revenue improved from 56% to 63% due to the 2005 reorganization, and efficiencies within the installation and service organization. The margin on hardware revenue declined due to relative high 37% margin experienced for the three months ended March 31, 2004; this was due to a high level of hardware revenue in that quarter of $4.5 million, which was almost all from a single contract, and which was unusually profitable.

Operating Expenses

General and administration. General and administration expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administration expense, excluding unusual charges, decreased to $5.5 million in the first quarter of 2005 compared to $7.2 million in the same quarter in the prior year. As a percentage of total revenue, general and administration expense was 18% and 21%, respectively for the periods. The overall $1.7 million decrease is mainly attributable to decreased wages and related costs of $0.7 million, a decrease in bad debt expense of $0.5 million, and a $0.7 million decrease in rent and other related common expenses assigned to administrative departments, all offset by a $0.2 million net increase in legal and professional fees and other categories. The unusual items include $0.6 million of executive stock expense and $28,000 of severance expense in the three months ended March 31, 2005. The unusual items for the three months ended March 31, 2004 include $0.4 million in salaries and wages for duplicate finance organizations, $0.7 million for severance related to the shutdown of the San Rafael finance organization, and $0.5 million of legal fees related to shareholder litigation.

Software development. Software development expense includes costs associated with the development of new products for which technological feasibility has not been achieved, enhancements of existing products, maintenance and quality assurance activities and primarily relates to compensation and benefits costs. Software development costs, excluding unusual charges, in the three months ended March 31, 2005 were $7.5 million compared to $7.1 million in the same period in 2004, representing an increase of $0.4 million. As a percentage of total revenue, software development costs were 25% and 21% for the quarters ended March 31, 2005 and 2004, respectively. The increase was primarily attributed to an increase in personnel costs and overall expenses for software development departments, attributable in part to such expenses at Détente and Tempus, which were acquired during 2004, and in part to the January 2005 reorganization and realignment of personnel. The unusual items for the three months ended March 31, 2005 include $0.2 million of severance expense. There were no unusual items included in software development for the three months ended March 31, 2004.

Sales and marketing. Sales and marketing expense includes costs associated with our sales and marketing personnel and consists primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses. Sales and marketing expense decreased $1.9 million in the first quarter of 2005 to $3.9 million from $5.8 million in the same period last year. As a percentage of total revenue, sales and marketing expenses decreased to 13% in the first quarter of 2005 from 17% in the same period of 2004. This was primarily due to a decrease in commissions of $0.9 million, and a decrease in other wage related expenses of $0.7 million. Salaries and wages decreased primarily as a result of the January 2005 reorganization and realignment of personnel, offset in part by additional personnel acquired through Détente and Tempus. The unusual items for the three months ended March 31, 2005 include $0.2 million of severance expense. There were no unusual items included in sales and marketing expense for the three months ended March 31, 2004. Other expenses, net, including the costs of marketing collateral and trade shows, decreased approximately $0.2 million between periods.

Amortization of intangible assets and depreciation. Amortization of intangible assets and depreciation expense increased to $1.6 million for the three months ended March 31, 2005 from $1.1 million in the corresponding period in 2004, principally as a result of non-cash write-off of certain fixed assets at closed office locations.

Unusual charges. Unusual charges for the three months ended March 31, 2005 amounted to $1.1 million, and included $0.6 million for executive stock expense and $0.5 million for severance in connection to the January 2005 reorganization and realignment of personnel. As a result, the Company reduced its workforce by 95 employees, including 20 individuals from professional services group, 10 from general and administrative group, 25 from sales and marketing group and 40 from software development group. The costs of carrying these employees in fiscal year 2004 was almost $8.9 million: $1.6 million in professional services group, $1.5 million in general and administrative group, $2.6 million in sales and marketing group, and $3.2 million in software development group. Unusual charges for the three months ended March 31, 2004 amounted to $1.6 million and included $0.7 million for severance related to the closure of the San Rafael facility, $0.4 million of salaries and wages resulting from duplicate finance organizations, and $0.5 million in legal fees related to the shareholder litigation.

Other income (Expense)

Other income (expense), net. Net other expense decreased to $0.6 million in the quarter ended March 31, 2005 from $1.8 million in the corresponding quarter in 2004. The decrease was primarily due to the interest expense in the first quarter of 2004, related to the $73 million of debt that was retired in mid-2004. Interest expense for the quarters ended March 31, 2005 and 2004 was $0.2 million and $2.3 million, respectively. Of these amounts, approximately $0.2 million and $0.5 million were non-cash charges.

Discontinued Operations of Financial Services Division

Due to increasing operating losses in our Financial Services Division, and the lack of a qualified buyer for the business, we announced the shutdown of this division on December 15, 2004. The shutdown of this division was effective February 15, 2005. In connection with the shutdown, we recorded an impairment charge of $3.3 million in the fourth quarter of 2004, which was comprised of severance expense of $0.4 million, write-off of intangible assets of $0.8 million, write-off of purchased software of $1.9 million and write-off of leasehold improvement of $0.2 million.

In the first quarter of 2005, the Company recorded a charge of approximately $1.0 million in connection with our future obligations on the Division’s San Marco lease, net of estimated sublease income. The lease for this facility terminates in May 2008; our annual expense under the lease is approximately $0.8 million, and we are actively seeking a qualified subtenant for the property. We have estimated facility closing costs based upon current market information available related to potential sublease rental income, sublease commission costs, and the length of time expected to sublease to secure a sublease.

The results of operations for Financial Services Division are presented as a discontinued operation in 2005. The Financial Services Division’s operating results were as follows (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Revenue	$223	$1,824

Loss from operations	(772)	(906)
Exit cost of facility closing	(1,032)
Other	118	—

Total loss	$(1,686)	$(906)

Liquidity and Capital Resources

Balance Sheet

As of March 31, 2005, we had $20.4 million in cash, cash equivalents and short-term investments, compared to $22.4 million as of December 31, 2004. As of March 31, 2005, we had working capital of $(14.0) million compared to $(15.1) million as of December 31, 2004. Our working capital deficiency of $14.0 million includes $54.6 million of deferred revenue (liability) and $12.6 million of dividends payable. We have the option to pay the accelerated dividends, as discussed in NOTE 8, in cash or common stock. We do not have any bank borrowing outstanding at March 31, 2005. We believe that we have adequate liquidity to meet our short-term cash requirements.

Accounts receivable increased by $10.2 million to $35.8 million as of March 31, 2005 from $25.6 million as of December 31, 2004 on a net basis. Accounts receivable increased mainly due to annual maintenance billings that occurred during the current quarter. For the quarter ended March 31, 2005, bad debt expense was $0.2 million and the write-offs of uncollectible receivables totaled approximately $0.3 million. As of March 31, 2005, the allowance for doubtful accounts decreased slightly to $3.2 million from $3.3 million as of December 31, 2004. QuadraMed maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of QuadraMed’s customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowance might be required.

Prepaid expenses and other current assets decreased by approximately $1.2 million from December 31, 2004 to March 31, 2005 mainly due to decreases in prepaid government royalty expenses and prepaid third party costs, offset by increases in prepaid rent and prepaid license costs.

Accounts payable and accrued expenses decreased by $1.8 million to $2.7 million at March 31, 2005 from $4.5 million at December 31, 2004 principally due to timing of payments made after year-end. Certain third-party royalty and legal invoices, as well as commissions, were accrued as of December 31, 2004 but paid subsequent to year-end.

Accrued payroll and related expenses decreased by $1.6 million to $6.0 million at March 31, 2005 from $7.6 million at December 31, 2004 principally due to decreases in accrued severance and incentive bonuses. Accrued vacation and accrued medical insurance also decreased from December 31, 2004.

Deferred revenue increased by $10.6 million from $44.0 million at December 31, 2004 to $54.6 million at March 31, 2005 and the increase was mainly related to annual maintenance billings that occurred in the first quarter of the current fiscal year for our Enterprise products. In most instances, except for training, seminars and financial services, deferred revenue is increased when the Company invoices a customer, and is decreased when revenue is recognized based on percentage completion or attainment of a milestone in the customer contract. Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. This generally results from deferred maintenance; software installation, consulting and training services not yet rendered; and license revenue deferred until all revenue requirements have been met or as services have been performed. Additionally, there are term-based licenses for which revenues are recognized over the term of the contract. Unbilled revenue is revenue recorded which has not been invoiced. Invoices that have been issued and remain uncollected are recorded in the deferred revenue and accounts receivable balances. In determining the allowance for doubtful accounts the Company excludes invoices that remain recorded both in deferred revenue and accounts receivable since no revenue has been recognized on these balances.

Cash Flows

The Company’s consolidated statement of cash flows is summarized below (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Cash provided by (used in) operating activities	$(788)	$1,769
Cash provided by (used in) investing activities	(385)	(5,130)
Cash provided by (used in) financing activities	(877)	1,180

Net decrease in cash and cash equivalents	(2,050)	(2,181)

During the three months ended March 31, 2005, $0.8 million was used in operating activities, compared to $1.8 million provided in the same period last year. The net loss of $3.7 million was offset by non-cash charges totaling $5.8 million, including depreciation and amortization of $3.2 million, bad debt expense of $0.2 million, preferred stock accretion of $1.2 million, loss on disposal of asset of $0.4 million and exit cost of facility closing of $1.0 million, offset by a reversal of prior quarter charge of $(0.1) million. An increase in accounts receivable reduced cash from operating activities by $10.4 million. This was principally a result of annual maintenance billings distributed to customers in the second half of the current quarter. Further, decreases in accounts payable and accrued liabilities during the quarter of $5.0 million further reduced operating cash. These reductions were offset in part by $1.9 million decrease in prepaid expenses, and a $10.6 million increase in deferred revenues. During the three months ended March 31, 2004, the $1.8 million of cash flow provided by operating activities, resulted primarily from a net loss of $4.5 million, reduced by $2.7 million of depreciation and amortization, $0.7 million of bad debt expense, a $3.4 million increase in deferred revenue, a $1.8 million increase in accounts payable and accrued liabilities, and a net $2.3 million decrease in accounts receivable and prepaid expenses.

Cash flows from investing activities used $385,000 during the first quarter of the current fiscal year, primarily for the purchase of property and equipment. For the quarter ended March 31, 2004, the acquisition of Détente used cash of $4.1 million and purchases of equipment and leasehold improvements used cash of $1.2 million.

Financing activities used cash of $0.9 million for the quarter ended March 31, 2005 due primarily to the $1.4 million payment of 5.5% dividends on the Series A Preferred Stock, offset by $0.5 million provided from the issuance of common stock under the employee stock purchase plan, and issuance of common stock upon the exercise of employee stock options. For the quarter ended March 31, 2004, the issuance of common stock under the employee stock purchase plan, issuance of common stock upon exercise of warrants and issuance of common stock and treasury stock upon the exercise of employee stock options provided cash of $1.2 million.

At March 31, 2005, the Company’s balance of cash and cash equivalents was $20.4 million. The Company believes that its current balance of cash and cash equivalents and funds generated from operations, if any, will be sufficient to fund the Company’s current projected cash needs for the foreseeable future. The Company may pursue external sources of financing to support additional operational and capital requirements. There can be no assurance that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of March 31, 2005 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Accrued dividends	$13,322	$4,125	$9,197	$—	$—
Operating leases(1)	25,744	3,774	9,459	4,313	8,198

Total contractual cash obligations	$39,066	$7,899	$18,656	$4,313	$8,198

Other Commercial Commitments
Standby letters of credit(2)	$4,003	$3,620	$—	$—	$383

Total commercial commitments	$4,003	$3,620	$—	$—	$383

(1)	During the fourth quarter of 2004, the Company vacated and closed its San Rafael, California facility as a result of the relocation of our headquarters to Reston, Virginia. The San Rafael lease payments total approximately $6.2 million for years 2005 through 2009, including the Company’s share of common costs. Of this amount, the minimum rent payment of $4.5 million is included in the schedule above. QuadraMed intends to sublease the vacant San Rafael, California facility in 2005.
(2)	The less than 1 year amount of $3.6 million includes $2.6 million for an existing surety bond requirement. Actual requirements may be less as work is completed towards the underlying contract.

We believe that we will have sufficient liquidity and capital resources to fund our obligations through the next twelve months.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments. In addition, cash used in investing activities may fluctuate due to our software development efforts, any acquisition or disposition we may undertake, and costs associated with our investments in fixed assets and information technology. For additional discussion, see “Business Risks.”

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

We Have Incurred Losses from Continuing Operations for the Past Five Years, Except 2001. Our Losses Have Adversely Affected Our Ability to Compete.

We incurred losses from continuing operations of $41.8 million, $23.9 million and $20.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. We also incurred loss from continuing operations of $0.8 million for the three months ended March 31, 2005. Although we had income from continuing operations of $12.0 million in 2001, we incurred losses from continuing operations of $39.4 million in 2000.

Our losses have impaired our ability to market our products and services in competition against companies that are more profitable. If we are unable to achieve or sustain profitability, it may impair our ability to compete effectively.

We Have Found Material Weaknesses in Our System of Internal Controls over Financial Reporting and Disclosure Controls as of December 31, 2004 that Have Not Been Fully Remediated at March 31, 2005 and that Could Adversely Affect Our Ability to Record, Process, Summarize and Report Certain Financial Data. As a Result, Our Internal Controls over Financial Reporting and Disclosure Controls and Procedures are Ineffective as of March 31, 2005.

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

As of March 31, 2005, these control deficiencies have not been remediated. The Company believes that, both individually and in the aggregate, these control deficiencies continues to constitute material weaknesses in our internal controls over financial reporting as of March 31, 2005, because they resulted in more than a remote likelihood that a material misstatement could occur in our annual or interim financial statements and not be prevented or detected. In fact, these material weaknesses resulted in errors, which were not detected on a timely basis. None of these errors, however, resulted in any material adjustments to our financial statements.

Additionally, in February 2004 in connection with its audit of our financial results for 2003 (our prior fiscal year), BDO Seidman, LLP (“BDO”) informed our management and Audit Committee of its concern regarding a material weakness in our system of internal controls, policies and procedures to track movements in deferred revenue on a roll forward basis. As a result, it was difficult for management to continually monitor movements in the account. Analytical review was done at the end of each period but not on an overall roll forward basis. While the Company has implemented procedures to report movements in deferred revenue on an overall roll forward basis, the completion of this system was not in place as of March 31, 2005, and therefore, management believes this control deficiency remained a material weakness as of March 31, 2005.

The aforementioned weaknesses in our revenue cycle also affected our closing cycle for the quarter ended March 31, 2005. Demands on the time of our staff and their overall workload resulted in inadequate staffing and supervision in our accounting and finance departments, which the Company believes constitutes a significant deficiency in our internal controls as of March 31, 2005, and, in concert with the material weaknesses relating to the revenue cycle discussed above, management has concluded that this deficiency continues to constitute an additional material weakness in our internal controls over financial reporting as of March 31, 2005.

As a result of these material weaknesses in the Company’s internal controls over financial reporting, management has concluded that as of March 31, 2005, the Company’s internal controls over financial reporting were not effective. Such material weaknesses in internal controls over financial reporting also led our management to conclude that the Company’s disclosure controls and procedures were not effective as of March 31, 2005, to ensure that certain financial information related to these matters required to be disclosed in the Company’s filings and submissions to the SEC under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the required time periods.

Management has adopted a plan to resolve these material weaknesses in internal controls over financial reporting and anticipates that the current PeopleSoft implementation and conversion will be complete in the second quarter of 2005. While management believes that, at the time of the completion of the PeopleSoft implementation and testing, the above material weaknesses will be remediated and will cease to exist, there can be no assurance that this will occur.

In connection with management’s annual report on internal controls over financial reporting included in the Company’s Form 10K/A, filed with the SEC on April 29, 2005, the Company’s independent registered public accounting firm, BDO Seidman, LLP, issued a disclaimer of opinion, dated April 28, 2005, on our assessment. It is unclear what legal effect the disclaimer of an opinion will have on our compliance with the rules and regulations of the SEC and the continued listing standards of the American Stock Exchange and may adversely affect the trading price of our stock.

Failure to Achieve and Maintain Effective Internal Controls Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price.

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We included these reports in our 10K/A filing with the SEC on April 29, 2005. As indicated in the previous risk factor, our management has identified control deficiencies and material weaknesses in internal control over financial reporting and in our disclosure controls and procedures. In addition, if we fail to achieve and maintain the adequacy of our internal controls and disclosure controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are important to helping ensure that we produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Additional Costs for Complying With Recent and Proposed Future Changes in Securities and Exchange Commission, American Stock Exchange and Accounting Rules Could Adversely Affect Our Profits.

Recent and proposed future changes in the SEC and American Stock Exchange rules, as well as changes in accounting rules, have caused us, and will continue to cause us, to incur additional costs including professional fees, as well as additional personnel costs, in order to keep informed of the changes and operate in a compliant manner. In addition, we incurred, and expect to continue to incur, additional general and administrative expense as we implement Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to report on, and our independent auditors to attest to, our internal controls. These additional costs may be significant enough to cause our financial position and results of operation to be negatively impacted. In addition, compliance with these new rules could also result in continued diversion of management’s time and attention, which could prove to be disruptive to our normal business operations. Failure to comply with any of the new laws and regulations could adversely impact market perception of our company, which could make it difficult to access the capital markets or otherwise finance our operations in the future.

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

The cost of third-party software royalties and licenses, as a percentage of total cost of revenue, was approximately 16.2% and 13.8% for the quarters ended March 31, 2005 and 2004, respectively. Generally, royalty fees for third party licenses will fluctuate based on revenue or the number of our customers and therefore will fluctuate on a quarter to quarter basis.

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

We Could Experience a Significant Impact on Our Revenues if Our Customers do not Renew Maintenance Contracts.

We derive a significant percentage of our revenue, including 33% of our total revenue for the fiscal year 2004, from maintenance services. We provide maintenance services under maintenance contracts to many of our customers in connection with our healthcare information technology products. In general, these maintenance contracts renew on an annual basis. If a significant portion of these maintenance contracts were not renewed, our maintenance revenues would decline which could have a material adverse effect on our total revenue for the period(s) in which the maintenance contracts were discontinued.

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

The Department of Veterans Affairs Has Awarded a Contract to Us. It Is Unknown Whether Our Overall Revenues Will Increase or Not Related to This Award.

The Department of Veterans Affairs (“VA”) has awarded contract VA Blanket Purchase Agreement No. 101-049AH-005(the “BPA) to QuadraMed, as disclosed in the Company’s press release dated April 27, 2005. The BPA is a five year single source contract covering approximately 128 VA facilities. Under the BPA these VA facilities are to be contracted to use QuadraMed products and services. Previously, both QuadraMed and other vendors have provided HIM software to these VA facilities. As of December 31, 2004, we had approximately $12.9 million in annual revenue from providing VA facilities with software, and our HIM software is about 90% of the products and services we provide to these facilities. The BPA contains additional HIM software discounts, but it increases the number of VA facilities using QuadraMed products, so the overall financial impact of the BPA cannot be known. Additionally, the VA is directing the individual facilities to order their requirements for this HIM software under the BPA, but each VA facility orders the HIM software individually, and there can be no guarantee that a VA facility will order its HIM software and /or services from QuadraMed. For these reasons there can be no assurances what, if any, material financial impact the BPA will have; however, the award of the BPA allows many of the Company’s licenses and services to continue without interruption.

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

We Operate in a Highly Competitive Market.

Competition for our products and services is intense and is expected to increase. Increased competition could result in reductions in our prices, gross margins, and market share and have a material adverse effect on our business, financial condition, and results of operations. We compete with other providers of healthcare information software and services, as well as healthcare consulting firms. Some competitors have formed business alliances with other competitors that may affect our ability to work with some potential customers. In addition, if some of our competitors merge, a stronger competitor may emerge. Some principal competitors include:

•	In the market for enterprise healthcare information systems: McKesson Corporation, Inc., Shared Medical Systems, Inc., a division of Siemens, MediTech Corporation, Eclipsys Corporation, Cerner, and IDX Corporation;

•	In the market for electronic document management products: McKesson Corporation, SoftMed Corporation Inc., FileNet, Streamline Health, MedPlus, and Eclipsys Corporation;

•	In the market for MPI products and services: Initiate Systems, McKesson Corporation, Shared Medical Systems, Inc., a division of Siemens, and Medibase;

•	In the market for decision support products: Eclipsys Corporation, Healthcare Microsystems, Inc., a division of Health Management Systems Inc., McKesson Corporation, Shared Medical Systems, Inc., a division of Siemens, and MediQual Systems, Inc., a division of Cardinal Health, Inc.;

•	In the market for coding, compliance, data, and record management products in the Health Information Management Software Division: 3M Corporation, SoftMed Corporation, Inc., MetaHealth, Eclipsys Corporation and HSS, Inc.;

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

Throughout our history, we have made many acquisitions, and we encountered significant challenges integrating the acquired businesses into our operations. In recent years, we have made significant progress toward that integration. However, we continue to support several different technology platforms. In February 2004, we acquired Détente Systems Pty Limited, an Australian proprietary limited company, and Détente Systems Trust, an Australian business trust, and in June 2004, we acquired Tempus Software, Inc., a Florida corporation. In the future, we plan to make investments in or acquire additional complementary businesses, products, services or technologies. These investments and acquisitions will create new integration challenges. Some of the challenges we have encountered, and may encounter with acquisitions in the future, in integrating acquired businesses have included:

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

Third, HHS has published a final HIPAA security rule (“Security Rule”) which had a compliance date of April 20, 2005. The Security Rule applies to the use, disclosure, transmission, storage and destruction of electronic protected health information by covered entities. Per the Security Rule, covered entities must implement administrative, technical and physical security measures to safeguard electronic protected health information. Also, as with the Privacy Rule, under the Security Rule, covered entities are required to contractually bind their business associates to certain aspects of the Security Rule. As such, where QuadraMed functions as a business associate to a customer that is a covered entity, it is required to enter into a business associate contract with that customer. Implementing such measures may require us to expend substantial capital due to required product, service, and procedure changes.

QuadraMed has completed modifications to its business practices and software offerings so that it is able to assist its customers in complying with the Transactions, Privacy and Security Rules. However, HHS continues to publish change notices to the existing rules and propose new rules. There is no certainty that QuadraMed will be able to respond to all such rules in a timely manner and our inability to do so could adversely affect our business.

Government Regulation to Adopt and Implement ICD-10-CM and ICD-10-PCS Medical Code Set Standards Could Require Substantial Modification of our Coding and Compliance Software and Affinity Financials.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to the market risks discussed herein, refer to our discussion of business risks in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

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

The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2005 (in thousands, except average interest rates):

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and cash equivalents:
Cash	$8,404
Money Market funds	11,975	1.76%

Total cash and cash equivalents(1)	$20,379

Short-term investments:
Debt issued by US government	$—	—

Total short-term investments	$—

Long-term investments:
Corporate debt securities	$449	5.28%
Debt issued by the U.S. government	869	4.89%

Total long-term investments	$1,318

(1)	Excluded from the fair value of the principal amounts of cash is $3.9 million, which is restricted cash that is held in escrow for rental properties, and meeting customer performance expectations.

Performance of Equity Markets

The performance of the equity markets can have an effect on our operations as certain of our variable life insurance policies have premiums invested in equity securities.

Foreign Currency Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. Changes in foreign exchange rates did not materially impact our results of operations. For the three months ended March 31, 2005, less than 3% of total revenue was denominated in currencies other than the United States dollar and less than 3% of our total direct and operating costs were incurred in currencies other than the United States dollar.

Item 4. Controls and Procedures

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, our management, in consultation with the Audit Committee of the Board of Directors, identified material weaknesses, as described below.

Revenue Cycle

In the fourth quarter of 2004, the Company began the process of converting a significant portion of its financial records (principally revenue cycle related items) from a legacy system called “CDI”, to various modules of our principal financial software, PeopleSoft. As of March 31, 2005, this conversion to PeopleSoft is not complete, and as a result, our system of internal controls surrounding the revenue cycle did not include all the anticipated internal controls in place at the end of the quarter.

PeopleSoft is a widely used and very powerful software system. While we have encountered no significant difficulties in expanding the use of the various PeopleSoft modules, planning for the conversion was flawed in that our estimate of the time and resources required to successfully complete the process was underestimated. In addition, the training of personnel in the contract data entry process was inadequate to ensure the accurate entry of data into the system.

As a result, management has concluded that the following control deficiencies in our revenue cycle existed as of December 31, 2004 and continued to exist as of March 31, 2005:

•	The training of contract accounting staff and the review and supervision of the data entry and contract activation process in connection with the data conversion, including access controls to the PeopleSoft contracts module, was inadequate to detect errors before contract activation.

•	Not all of the legacy contracts were converted completely into the new PeopleSoft module, resulting in the need to continue the use of manual processes, which significantly impairs management’s ability to effectively review, monitor and investigate movements in customer account balances. It also limits our ability to create meaningful deferred revenue roll forward analysis on a timely basis.

The Company believes that, both individually and in the aggregate, these control deficiencies continued to constitute material weaknesses in our internal controls over financial reporting as of March 31, 2005, because they resulted in more than a remote likelihood that a material misstatement could occur in our annual or interim financial statements and not be prevented or detected. In fact, these material weaknesses resulted in errors, which were not detected on a timely basis. None of these errors, however, resulted in any material adjustments to our financial statements.

In addition to the material weaknesses described above, in connection with performing its audit of our financial results for 2003, BDO Seidman, LLP (“BDO”) informed us that they noted a matter involving internal control that they considered to be a material weakness. The material weakness noted by BDO concerned the fact that the Company had not implemented procedures to track movements in deferred revenue on an overall roll forward basis. As a result, it was difficult for management to continually monitor movements in the account. Analytical review was done at the end of each period but not on an overall roll forward basis. While the Company has implemented procedures in the legacy systems to report movements in deferred revenue on an overall roll forward basis, the completion of this in PeopleSoft was not in place as of March 31, 2005. Accordingly, as of March 31, 2005, management believes that this control deficiency remained a material weakness.

Our current PeopleSoft implementation and conversion plan calls for all contract and customer data to be in PeopleSoft by the second quarter of 2005. Although there can be no assurance, by that time we believe the above material weaknesses will be remediated and will no longer exist.

Closing Cycle

The aforementioned weaknesses in our revenue cycle also affected our closing cycle for the fiscal year ended December 31,2004 and for the fiscal quarter ended March 31, 2005. The manual processes referred to above were performed substantially by our accounting and finance staff, with some reliance on outside consultants, the same people who are involved in the normal closing cycle. As a result, our quarterly close processes were affected in that less time was available from our staff for normal closing and review procedures, and these procedures are an important component of our controls surrounding the closing process. This situation was exacerbated by the fact that we replaced our corporate controller on January 11, 2005. We believe that these demands on the time of our staff and their overall workload resulted in inadequate staffing and supervision in our accounting and finance departments, which the Company believes continued to constitute a significant deficiency in our internal controls as of March 31, 2005 and, taken together with the material weaknesses relating to the revenue cycle discussed above, remained an additional material weakness in our internal controls over financial reporting as of March 31, 2005.

In the first fiscal quarter of 2005, we have taken steps to bolster the personnel involved in the closing cycle and have initiated what we believe to be improved processes and a better delineation of duties. While there can be no assurance in this regard, we expect that these steps will eliminate this material weakness in 2005. Until that time, we will continue to rely on manual processes and require additional commitment of resources to the closing process to produce our financial records and reports.

As a result of the material weaknesses relating to our revenue cycle and our closing cycle noted above, management has concluded that as of March 31, 2005, the Company did not maintain effective internal control over financial reporting.

Other than the actions mentioned above, there has been no change to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board of Directors. As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act of 1934). Based on the material weaknesses in internal controls over financial reporting discussed above, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In January 2004, Mr. James Durham, the Company’s former Chief Executive Officer, filed an amended complaint against us in the Superior Court of the State of California, Marin County, alleging a breach of his SERP contract and a breach of good faith and fair dealing under this contract. This amended complaint seeks payment of his lump sum SERP benefits, interest, attorneys’ fees, and other relief. On January 30, 2004, this matter was moved to the United States District Court, Northern District of California. On May 6, 2005 the Court, over our objection, entered judgment in favor of Mr. Durham against us, in the total amount of $5,067,130, plus interest thereon, at the rate prescribed by 28 U.S.C. §1961 accruing after that date. We believe that the Court’s ruling was legally erroneous, and we presently intend to pursue our appellate options. The ultimate outcome of these matters cannot presently be determined.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K.

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report on Form10-Q.

(b)	Reports on Form 8-K.

On January 11, 2005, the Company filed a Form 8-K press release of January 10, 2005 on the Company’s new organizational structure.

On January 26, 2005, the Company filed a Form 8-K/A amending Form 8-K filed October 26, 2004, reporting James E. Peebles’ committee assignments.

On February 2, 2005, the company filed a Form 8-K press release of February 1, 2005, announcing Michael E. King’s decision not to seek re-election to the Board of Directors at the 2005 Annual Meeting.

On March 15, 2005, the Company filed a Form 8-K/A amending Form 8-K filed December 15, 2004, reporting the financial information connected with the closing of the Company’s Financial Services Division.

On March 16, 2005, the Company filed a Form 8-K press release of March 16, 2005, announcing the Company’s 2004 fourth quarter and year end earnings.

On March 17, 2005, the Company filed a Form 8-K/A amending Form 8-K filed February 2, 2005, announcing Michael E. King’s resignation from the Board of Directors, effective March 1, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRAMED CORPORATION

Date: May 10, 2005	By:	/s/ LAWRENCE P. ENGLISH
Lawrence P. English
Chairman of the Board Chief Executive Officer

Date: May 10, 2005	By:	/s/ JOHN C. WRIGHT
John C. Wright
Chief Financial Officer

EXHIBIT INDEX

Certain of the following exhibits have been previously filed with the SEC and are incorporated herein by reference from the document described in parentheses. Certain others are filed herewith.

Exhibit Number	Exhibit Description
2.1	Asset Purchase Agreement, by and among, QuadraMed Corporation, QuadraMed Operating Corporation, OAO Technology Solutions, Inc., and OAO Transaction, LLP, dated as of August 16, 2001. (Exhibit 2.3 to our Current Report on Form 8-K, as filed with the SEC on August 21, 2001.)

2.2	Agreement and Plan of Merger, dated as of June 30, 2004, by and among QuadraMed Corporation, Sawgrass, LLC, Tempus Software, Inc. and each of the shareholders of Tempus Software, Inc. (Exhibit 2.1 to our Current Report on Form 8-K as filed with the SEC on July 15, 2004.)

3.1	Amended and Restated Bylaws of QuadraMed. (Exhibit 3.1 to our current report on 8-K filed with SEC on November 1, 2004.)

3.2	Third Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.5 to our Annual Report Amended on Form 10-K/A, as filed with the SEC on August 24, 1998.)

3.3	Amendment to the Third Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.3 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

3.4	Certificate of Designation, Powers, Preferences and Rights of the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 3.1 to our Current Report on Form 8-K as filed with the SEC on June 17, 2004)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock certificate. (Exhibit 4.2 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

4.3	Purchase Agreement, dated as of April 27, 1998, by and among QuadraMed Corporation and the Initial Purchasers named therein. (Exhibit 1.1 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.4	Securities Purchase Agreement, dated as of April 17, 2003, among QuadraMed Corporation and certain investors listed on the signature pages attached thereto. (Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.5	Form of Note. (Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.6	Warrant Agreement dated as of April 17, 2003, by and between QuadraMed Corporation and The Bank of New York, as warrant agent. (Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.7	Indenture, dated as of April 17, 2003, between QuadraMed Corporation and the Bank of New York, as trustee. (Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.8	Registration Rights Agreement, dated as of April 17, 2003, among QuadraMed, the investors listed on the signature pages thereto, and Philadelphia Brokerage Corporation. (Exhibit 4.5 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.9	Security Agreement, dated as of April 17, 2003, made by QuadraMed Corporation in favor of The Bank of New York, as collateral agent. (Exhibit 4.6 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

Exhibit Number	Exhibit Description
4.10	Form of Warrant to Purchase Common Stock. (Exhibit 4.11 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

4.11	Subordinated Indenture, dated as of May 1, 1998, between QuadraMed and The Bank of New York. (Exhibit 4.6 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.12	Officers’ Certificate delivered pursuant to Sections 2.3 and 11.5 of the Subordinated Indenture. (Exhibit 4.7 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.13	Registration Rights Agreement dated April 27, 1998, by and among QuadraMed and the Initial Purchasers named therein. (Exhibit 4.8 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.14	Form of Global Debenture. (Exhibit 4.9 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.15	Form of Certificated Debenture. (Exhibit 4.10 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.16	Registration Rights Agreement dated as of June 30, 2004, by and between QuadraMed and the shareholders identified on the signature pages thereto. (Exhibit 4.1 to our Current Report on Form 8-K as filed with the SEC on July 15, 2004.)

4.17	Form of Preferred Stock certificate for the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 4.17 to our Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25, 2004.)

10.1	1996 Stock Incentive Plan of QuadraMed. (Exhibit 10.1 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.2	1996 Employee Stock Purchase Plan of QuadraMed. (Exhibit 10.2 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.3	Summary Plan Description, QuadraMed Corporation 401(k) Plan. (Exhibit 10.3 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.4	Form of Indemnification Agreement between QuadraMed and its directors and executive officers. (Exhibit 10.4 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.5	1999 Supplemental Stock Option Plan for QuadraMed. (Exhibit 10.5 to our annual report on Form 10-K, as filed with the SEC on March 30, 2000, as amended by May 1, 2000.)

Exhibit Number	Exhibit Description
10.6	2004 Stock Compensation Plan of QuadraMed. (Exhibit 4.36 to our Registration Statement on Form S-8, No. 333-118581, as filed with the SEC on August 26, 2004.)

10.7	Separation Agreement dated June 12, 2000, between James D. Durham and QuadraMed. (Exhibit 10.64 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

10.8	Separation Agreement dated June 12, 2000, between John V. Cracchiolo and QuadraMed. (Exhibit 10.65 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

10.9	Employment Agreement dated June 12, 2000, between Lawrence P. English and QuadraMed. (Exhibit 10.66 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

10.10	Amendment of Employment Agreement dated September 20, 2001, between Lawrence P. English and QuadraMed. (Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.11	Employment Agreement dated April 1, 1999, between Michael S. Wilstead and QuadraMed. (Exhibit 10.53 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the SEC on August 16, 1999.)

10.12	Amendment of Employment Agreement dated September 20, 2001, between Michael S. Wilstead and QuadraMed. (Exhibit 10.9 to our Quarterly Report on form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.13	Employment Agreement dated August 16, 2000, between Dean Souleles and QuadraMed. (Exhibit 10.67 to our annual report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on April 2, 2001.)

10.14	Amendment of Employment Agreement dated September 19, 2001, between Dean Souleles and QuadraMed. (Exhibit 10.7 to our Quarterly Report on form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.15	Second Amendment of Employment Agreement dated November 8, 2002, between Dean Souleles and QuadraMed. (Exhibit 10.14 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.16	Employment Agreement dated June 1, 2001, between Frank Pecaitis and QuadraMed. (Exhibit 10.16 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.17	Lease dated November 19, 1998 for facilities located at 22 Pelican Way, San Rafael, California. (Exhibit 1.7 to our Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC on March 30, 2000.)

10.18	Lease dated November 26, 2001 for facilities located at 1050 Los Vallecitos Boulevard, San Marcos, California. (Exhibit 10.18 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.19	Lease dated June 15, 2001 for facilities located at 12110 Sunset Hills Road, Reston, Virginia. (Exhibit 10.19 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)
10.20	Employment Agreement dated July 9, 2003, between John C. Wright and QuadraMed Corporation. (Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22. 2004.)

Exhibit Number	Exhibit Description

10.21	Inducement Stock Agreement dated July 9, 2003, by and between John C. Wright and QuadraMed Corporation. (Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22. 2004.)

10.22	Restricted Stock Agreement dated July 9, 2003, by and between John C. Wright and QuadraMed Corporation. (Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22. 2004.)

10.23	Amendment of Employment Agreement dated October 5, 2003, by and between Charles J. Stahl and QuadraMed Corporation. (Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22. 2004.)

10.24	Stock Issuance Agreement dated December 30, 2003, by and between Lawrence P. English and QuadraMed Corporation. (Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22. 2004.)

10.25	Stock Issuance Agreement dated December 30, 2003, by and between Michael S. Wilstead and QuadraMed Corporation. (Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22. 2004.)

10.26	Value Added Remarketing Agreement dated June 26, 1989, by and between InterSystems Corporation and the Compucare Company. (Exhibit 10.28 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25. 2004.)

10.27	Amendment to VAR Agreement between QuadraMed Affinity Corporation and InterSystems Corporation. (Exhibit 10.29 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25. 2004.)

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

31.1**	Section 302 Certification—CEO

31.2**	Section 302 Certification—CFO

32.1**	Section 906 Certification—CEO

32.2**	Section 906 Certification—CFO

**	Filed herewith