Form 10-Q
period 2005-06-30
QUADRAMED CORP
filed 2005-08-09
CIK 1018833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of June 24, 2005, there were 40,543,674 shares of the Registrant’s common stock outstanding, par value $0.01.

QUADRAMED CORPORATION

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$29,014	$22,429
Accounts receivable, net of allowance for doubtful accounts of $3,639 and $3,303, respectively	31,342	25,550
Unbilled and other receivables	3,665	6,603
Notes and other receivables	1,122	832
Prepaid expenses and other current assets	7,164	8,001

Total current assets	72,307	63,415

Restricted cash	2,342	3,889
Property and equipment, net	4,365	5,129
Capitalized software development costs, net	930	1,427
Goodwill	25,983	25,983
Other intangible assets, net	9,740	12,451
Other long-term assets	7,721	7,116

Total assets	$123,388	$119,410

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$4,165	$4,501
Accrued payroll and related	7,209	7,637
Other accrued liabilities	6,807	8,549
Dividends payable	11,386	13,780
Deferred revenue	52,436	44,040

Total current liabilities	82,003	78,507

Accrued exit cost of facility closing	2,814	2,898
Other long-term liabilities	5,695	5,366

Total liabilities	90,512	86,771

Stockholders equity
Preferred stock, $0.01 par, 5,000 shares authorized, 4,000 shares issued and outstanding	85,801	83,412
Common stock, $0.01 par, 150,000 shares authorized; 40,484 and 40,043 shares issued and outstanding, respectively	405	400
Additional paid-in-capital	301,807	301,231
Deferred compensation	(987)	(1,870)
Accumulated other comprehensive loss	(147)	(124)
Accumulated deficit	(354,003)	(350,410)

Total stockholders’ equity	32,876	32,639

Total liabilities and stockholders’ equity	$123,388	$119,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue
Services	$3,547	$3,421	$6,624	$6,024
Maintenance	13,975	11,693	27,385	23,309
Installation and other	2,408	3,140	5,104	6,561

Services and other revenue	19,930	18,254	39,113	35,894

Licenses	9,782	11,182	20,134	23,674

Hardware	971	1,034	1,811	5,548

Total revenue	30,683	30,470	61,058	65,116

Cost of revenue
Cost of services and other revenue	7,119	7,620	14,438	15,306
Royalties and other	2,259	2,959	4,426	5,465
Amortization of acquired technology and capitalized software	1,024	691	2,059	1,351

Cost of license revenue	3,283	3,650	6,485	6,816
Cost of hardware revenue	543	775	1,508	3,606

Total cost of revenue	10,945	12,045	22,431	25,728

Gross margin	19,738	18,425	38,627	39,388

Operating expense
General and administration	6,175	7,759	12,285	16,563
Software development	7,724	6,835	15,441	13,945
Sales and marketing	3,495	6,006	7,567	11,825
Amortization of intangible assets and depreciation	1,115	976	2,706	2,026

Total operating expenses	18,509	21,576	37,999	44,359

Income (loss) from operations	1,229	(3,151)	628	(4,971)

Other income (expense)
Interest expense, includes non-cash charges of $191, $961 and $356, $1,482	(191)	(2,081)	(360)	(4,379)
Interest income	120	127	221	244
Other income (expense), net	138	(85)	(16)	118
Loss on retirement of debt	—	(3,145)	—	(3,145)
Benefit (provision) for income taxes	(3)	—	(14)	163

Other income (expense)	64	(5,184)	(169)	(6,999)

Net income (loss) from continuing operations	$1,293	$(8,335)	$459	$(11,970)
Loss from discontinued operations	—	(1,334)	(1,686)	(2,240)

Net income (loss)	$1,293	$(9,669)	$(1,227)	$(14,210)
Preferred stock accretion	(1,191)	—	(2,366)	—

Net income (loss) attributable to common shareholders	$102	$(9,669)	$(3,593)	$(14,210)

Income (loss) per share-basic and diluted
Continuing operations	0.00	(0.24)	(0.05)	(0.37)
Discontinued operations	0.00	(0.04)	(0.04)	(0.07)

Net income (loss)	$0.00	$(0.28)	$(0.09)	$(0.44)

Weighted average shares outstanding
Basic and diluted	40,499	34,872	40,338	32,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	(Share #) Preferred Stock	Preferred Stock	(Share #) Common and Treasury Stock	Common and Treasury Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (loss) and Accumulated Deficit	Total Stockholder's Equity
Balance, December 31, 2004	4,000	$83,412	40,043	$400	$301,231	$(1,870)	$(350,534)	$32,639
Issuance of common stock			441	5	576			581
Accretion of preferred stock		2,366					(2,366)	—
Amortization of deferred compensation						875		875
Other		23				8	(23)	8
Net loss							(1,227)	(1,227)

Balance, June 30, 2005	4,000	$85,801	40,484	$405	$301,807	$(987)	$(354,150)	$32,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Cash flows from operating activities
Net income (loss) attributable to common shareholders	$102	$(9,669)	$(3,593)	$(14,210)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,471	2,911	6,013	5,646
Preferred stock accretion	1,191		2,366	—
Loss on retirement of debt	—	2,302	—	2,302
Exit cost of facility closing and other costs for Financial Services Division	—	—	914	—
Provision for bad debts and other	625	414	825	1,092

Changes in assets and liabilities:
Accounts receivable	3,825	6,738	(6,617)	4,108
Prepaid expenses and other	1,112	52	2,990	398
Accounts payable and accrued liabilities	1,763	(7,858)	(3,191)	(6,083)
Deferred revenue	(2,198)	(4,350)	8,396	(944)

Cash provided by (used in) operating activities	8,891	(9,460)	8,103	(7,691)
Cash flows from investing activities
Purchases of property and equipment	(501)	(1,131)	(804)	(2,293)
Decrease in restricted Cash	1,562	1,557	1,547	1,557
Acquisition of Détente	—	—	—	(4,074)
Acquisition of Tempus	—	(5,052)	—	(5,052)
Other	(50)	(30)	(117)	76

Cash provided by (used in) investing activities	1,011	(4,656)	626	(9,786)
Cash flows from financing activities
Proceeds from issuance of common stock and other	108	390	606	1,570
Proceeds from issuance of preferred stock, net of issuance cost	—	96,131	—	96,131
Payment of preferred stock dividends	(1,375)		(2,750)
Repayments under notes and subordinated debentures	—	(25,768)	—	(25,768)

Cash provided by (used in) financing activities	(1,267)	70,753	(2,144)	71,933

Net increase in cash and cash equivalents	8,635	56,637	6,585	54,456
Cash and cash equivalents, beginning of period	20,379	34,763	22,429	36,944

Cash and cash equivalents, end of period	$29,014	$91,400	$29,014	$91,400

Supplemental disclosure of cash flow information
Cash paid for interest	—	518	—	2,482
Net cash (refunded) paid for taxes	—	12	—	(163)
Supplemental disclosure of non cash flow information
Issuance of common stock upon acquisition of Tempus	—	—	—	7,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended by Form 10-K/A, filed on April 29, 2005. In the opinion of management, the condensed consolidated financial statements for the periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results for the entire year ending December 31, 2005.

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

The Company’s license revenue consists of fees for licenses of proprietary and third-party software. Cost of license revenue primarily includes the costs of third-party software and royalties, and amortization of acquired technology and capitalized software. The Company’s services revenue consists of maintenance, software installation, customer training and consulting services related to our license revenue. Cost of services consists primarily of salaries, benefits, and allocated costs related to providing such services. Hardware revenue includes third party hardware used to support our software installations. Cost of hardware revenue consists of third party equipment and installation.

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

QuadraMed recognizes revenue when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered; we no longer have significant obligations with regard to implementation; the fee is fixed and determinable; and collectability is probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. The Company considers all arrangements with payment terms extending beyond 180 days not to be fixed and determinable. Revenue for arrangements with extended payment terms is recognized when the payments become due, provided all other recognition criteria are satisfied. If collectability is not considered probable, revenue is recognized when the fee is collected.

QuadraMed allocates revenue to each element in a multiple-element arrangement based on the element’s relative fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, QuadraMed determines the fair value of the maintenance portion of the arrangement as if sold separately and measured by the renewal rate offered to the customer. The professional services portion of the arrangement is based on hourly rates which QuadraMed charges for these services when sold separately from software. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The proportion of revenue recognized upon delivery varies from quarter to quarter depending upon the mix of licensing arrangements, perpetual or term-based, and the determination of vendor-specific objective evidence (“VSOE”) of fair value for undelivered elements. Many of our licensing arrangements include fixed implementation fees and do not allow us to recognize license revenue until these services have been performed. We recognize revenue only after establishing that we have VSOE for all undelivered elements.

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

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. This generally results from deferred maintenance, software installation, consulting and training services not yet rendered and license revenue deferred until all revenue requirements have been met or as services have been performed. Additionally, there are term-based licenses for which revenues are recognized over the term of the contract, which is generally one year. Unbilled receivables are established when revenue is deemed to be recognized based on QuadraMed’s revenue recognition policy, however, the Company does not have the right to bill the customer per the contract terms.

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

Other Intangible Assets. Other intangible assets primarily relate to acquired technology including developed and core technology, trade names and customer lists acquired in QuadraMed’s purchase business combinations. Amortization of other intangible assets is computed on the basis of a 3-5 year life.

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

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not anticipate that the adoption of FIN 47 will have a material impact on our financial statements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate that the adoption of SFAS No. 154 will have a material impact on our financial statements.

NOTE 4. CLOSING AND DISCONTINUED OPERATION OF FINANCIAL SERVICES DIVISION

Due to increasing operating losses in our Financial Services Division, and the lack of a qualified buyer for the business, we announced the shutdown of this division on December 15, 2004. The shutdown of this division was completed on February 14, 2005. In connection with the shutdown, we recorded an impairment charge of $3.3 million in the fourth quarter of 2004, which was comprised of severance expense of $414,000, write-off of intangible assets of $820,000, write-off of purchased software of $1.85 million and write-off of leasehold improvement of $246,000.

In the first six months of 2005, the Company recorded a charge of approximately $1.0 million in connection with our future obligations under the division’s San Marcos lease, net of estimated sublease income. The lease for this facility terminates in May 2008; our annual expense under the lease is approximately $778,000, and we are actively seeking a qualified subtenant for the property. We have estimated the facility closing costs based upon current market information available related to potential sublease rental income, sublease commission costs, and the length of time expected to secure a sublease.

The results of operations for the Financial Services Division are presented as a discontinued operation in 2005. The Financial Services Division’s operating results were as follows (in thousands):

	For the Six Months Ended June 30,
	2005	2004
Revenues	$223	$3,252

Loss from operation	(772)	(2,240)
Exit cost of facility closing	(1,032)	—
Other	118	—

Total loss	$(1,686)	$(2,240)

The following table sets forth a summary of the exit cost of facility closing, and the accrued facility cost as of June 30, 2005:

	For the Six Months Ended June 30, 2005
	Short term	Long term	Total
Exit cost of facility closing accrued as of December 31, 2004	$1,150	$2,898	$4,048
Add: Exit cost for facility closing related to Financial Services	674	358	1,032
Less: Payments made in the first six months of 2005	(320)	(442)	(762)

Exit cost of facility closing accrued as of June 30, 2005	$1,504	$2,814	$4,318

The exit cost of facility closing accrued as of December 31, 2004 relates to the shut-down of our former headquarters in San Rafael, California. The Company estimated approximately $4.0 million in connection with our future obligations on the lease, net of estimated sublease income, and recorded this expense in the fourth quarter of 2004. The short term portion of accrued exit cost of facility closing is included in the other accrued liabilities on the Consolidated Balance Sheets.

NOTE 5. REDUCTION IN FORCE

During the first quarter of fiscal year 2005, the Company announced a corporate reorganization and a reduction in our workforce of some 95 positions. The Company recorded a severance charge of $531,000 related to terminated employees. As of June 30, 2005, approximately $42,000 of this amount remains unpaid.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets for the six-month period ended June 30, 2005 were as follows (in thousands):

	As of December 31, 2004	Q1 2005 Activity	Q2 2005 Activity	As of June 30, 2005
Cost
Capitalized software	$13,445	$—	$—	$13,445
Goodwill	37,896	—	—	37,896
Other intangible assets	30,486	—	—	30,486

	81,827	—	—	81,827

Accumulated amortization
Capitalized software	$(12,018)	$(254)	$(243)	$(12,515)
Goodwill	(11,913)	—	—	(11,913)
Other intangible assets	(18,035)	(1,362)	(1,349)	(20,746)

	(41,966)	(1,616)	(1,592)	(45,174)

Net book value
Capitalized software	$1,427	$(254)	$(243)	$930
Goodwill	25,983	—	—	25,983
Other intangible assets	12,451	(1,362)	(1,349)	9,740

	$39,861	$(1,616)	$(1,592)	$36,653

Amortization of acquired technology, a component of other intangible assets, for the three and six months ended June 30, 2005 and 2004 was $781,000, $195,000 and $1,562,000 , $193,000, respectively, and was included in cost of license revenue. There were no impairment charges recorded during the six months ended June 30, 2005 or 2004.

NOTE 7. SERIES A PREFERRED STOCK

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

The Series A Preferred Stock is entitled to quarterly dividends of $0.34 (5.5% per annum) and is convertible into shares of common stock of the Company at a conversion price of $3.10, equivalent to a conversion rate of 8.0645 shares of common stock for each share of Series A Preferred Stock. The initial conversion price of $3.40 (conversion rate of 7.3529 shares of common stock for each share of Series A Preferred Stock) decreased to $3.10 as of August 1, 2005, pursuant to the terms of the Certificate of Designation relating to the Series A Preferred Stock, as the volume weighted average of the daily market price per share during a period of 30 consecutive trading days equaled $2.75 or less during the one year period beginning on the first anniversary of the issue date. Additionally, as provided in the Certificate of Designation, because the Company has not as of June 15, 2005, registered this Preferred Stock with the SEC, the dividend rate for such stock increased to $0.40625 per quarter ($1.625 per annum) on June 16, 2005, and such rate will apply until the date the stock is registered. The Company has the right to demand conversion on or after May 31, 2007, in the event the volume weighted average of the daily market price per share during a period of 20 consecutive trading days equals or exceeds $5.10.

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

As a result of the aforementioned feature, at the date of issuance of the Series A Preferred Stock, the Company recorded dividends payable of $15.2 million, which represents the present value of the three-year dividends. The present value adjustment of $1.3 million is being amortized over three years as interest expense using the effective interest rate method. For the period ended June 30, 2005, approximately $356,000 was recorded as interest expense.

The carrying value of the Series A Preferred Stock was also reduced by $15.2 million, which represents the imputed discount on the Series A Preferred Stock and which is being accreted over three years using the effective interest rate method. For the six months ended June 30, 2005, approximately $2.4 million was accreted and charged to accumulated deficit. If any Series A Preferred Stock shares are converted prior to the end of the three-year period, the related accretion will be accelerated. The Company determined that there was no beneficial conversion feature attributable to the Series A Preferred Stock.

The following table summarizes the Series A Preferred Stock activities (in thousands):

		As of June 30, 2005
Total issued		$100,000
Less: Issuance cost		(3,856)
Less: Unaccreted discount
Original present value of discount	(15,174)
2005 preferred stock accretion	2,366
Prior preferred stock accretion	2,465	(10,343)

Carrying value of Preferred Stock at June 30, 2005		$85,801

NOTE 8. LONG-TERM DEBT

In June 2004, the Company commenced, with net proceeds from the Series A Preferred Stock offering, a cash tender offer to purchase all of its outstanding 2008 Notes and 2005 Notes. In the quarter ended June 30,

2004, a principal balance of $15.1 million of the 2008 Notes was retired with a premium of $754,000 (5%) and a principal balance of $11.9 million of the 2005 Notes was retired with a premium of $89,000 (0.75%). As a result, the Company wrote off prorated portions of debt offering costs and the discount on the 2008 Notes and recorded a $3.1 million loss on the retirement of Notes. In the quarter ended September 30, 2004, the Company retired the remaining $58.8 million of the 2008 Notes and $56,000 of the 2005 Notes. The total cash payment in July 2004 was $63.2 million, which includes additional interest expense of $54,000. Total loss recorded on the retirement of debt during the third quarter of 2004 was approximately $11.7 million, which includes redemption premiums of $2.9 million and write-offs of remaining balances of debt offering costs of $577,000, the discount relative to the 2008 Notes of $7.9 million, and the effective interest rate adjustment of $339,000.

NOTE 9. RESTRICTED STOCK GRANTS

During the three and six months ended June 30, 2005, zero shares of common stock were issued as restricted stock grants. During the three and six months ended June 30, 2004, zero and 50,000 shares of common stock were issued as restricted stock at no exercise price as provided for under QuadraMed’s 1996 Stock Plan. The grants were made to certain senior executives for no monetary consideration. The majority of the Company’s restricted shares fully vest over three to four years. QuadraMed has recorded the fair value of the restricted shares on the date they were granted as deferred compensation within the Stockholders’ Equity section of the Consolidated Balance Sheets. This amount is amortized over the vesting period. Compensation expense associated with the grants of restricted stock total $142,000 and $265,000 during the three months ended June 30, 2005 and 2004 respectively, and $284,000 and $573,000 during the six months ended June 30, 2005 and 2004, respectively. In addition to these amounts, $592,000 was charged to severance expense in the six months ended June 30, 2005 relating to the early-vesting of restricted stock issued to a former officer of the Company.

As of June 30, 2005, 775,000 issued restricted shares remained unvested.

NOTE 10. NET LOSS PER SHARE AND COMPREHENSIVE LOSS

Basic loss per share is determined using the weighted average number of common shares outstanding during the period. Diluted loss per share is determined using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and conversion of the preferred stock and subordinated debentures (using the as-converted method). Common equivalent shares are excluded from the diluted computation if their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands):

	Three months ended June 30,
	2005	2004
Numerator:
Net income (loss) attributable to common shareholders	$102	$(9,669)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	40,499	34,872
Basic and diluted net income (loss) per common share	$0.00	$(0.28)

	Six months ended June 30,
	2005	2004
Numerator:
Net loss attributable to common shareholders	$(3,593)	$(14,210)

Denominator:
Weighted average number of common shares outstanding – basic and diluted	40,338	32,014
Basic and diluted net loss per common share	$(0.09)	$(0.44)

As QuadraMed recorded net losses for both of the six month periods ended June 30, 2005 and 2004, no common equivalent shares were included in diluted net loss per share calculation because they were anti-dilutive. If QuadraMed had reported net income, the calculation of diluted earnings per share would have included the following common stock equivalent shares from the indicated equity instruments (in thousands):

	Six months ended June 30,
	2005	2004
Equity instruments:
Preferred stock (as of August 1, 2005 the common equivalent shares becomes 32,258)	29,412	29,412
Warrants	3,265	3,472
Stock options	692	1,776
5.25% Convertible debentures (2005 Notes)	—	2

Total common stock equivalent shares	33,369	34,662

The components of QuadraMed’s comprehensive loss include the unrealized gain (loss) on available-for-sale securities and foreign currency translation adjustment. The following table sets forth the computation of comprehensive loss (in thousands):

	Six months ended June 30,
	2005	2004
Net loss attributable to common shareholders	$(3,593)	$(14,210)
Unrealized loss	(6)	(58)
Foreign currency translation adjustment	(11)	—

Comprehensive loss	$(3,610)	$(14,268)

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values, using prescribed option-pricing models. Upon the adoption of SFAS No. 123(R) on January 1, 2006, pro forma disclosure is no longer an alternative. Accordingly, the adoption of SFAS No. 123(R)’s fair value method may have a significant impact on the Company’s result of operations. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The stock-based compensation disclosure within this Note sets out the impact of using fair value accounting for share-based payments for the six months ended June 30, 2005 and 2004. However, the amounts disclosed within our footnote are not necessarily indicative of the amounts that will be expensed in future periods upon the adoption of SFAS No. 123(R). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

	Three months ended June 30,
	2005	2004
Net income (loss) attributable to common shareholders, as reported	$102	$(9,669)
Add: Stock-based employee compensation expense in reported net income (loss)	144	326
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards,	(475)	(1,443)

Pro forma net loss	$(229)	$(10,786)

Basic and diluted net loss per common share, as reported	$0.00	$(0.28)
Basic and diluted net loss per common share, pro forma	$(0.01)	$(0.31)

	Six months ended June 30,
	2005	2004
Net income (loss) attributable to common shareholders, as reported	$(3,593)	$(14,210)
Add: Stock-based employee compensation expense in reported net income (loss)	898	789
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards,	(1,901)	(4,413)

Pro forma net loss	$(4,616)	$(17,834)

Basic and diluted net loss per common share, as reported	$(0.09)	$(0.44)
Basic and diluted net loss per common share, pro forma	$(0.11)	$(0.56)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Expected dividend yield	—	—
Expected stock price volatility	148.94%	120.48%
Risk-free interest rate	3.87%	3.35%
Expected life of options	4.18 years	4.30 years

NOTE 12. ADDITIONAL INFORMATION AS TO CERTAIN REVENUE AND EXPENSES

Included as a component of operating expenses for the three and six months ended June 30, 2005 and 2004 are the following revenue and expense items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Settlement of litigation	$(700)	$—	$(700)	$—
Legal fees related to shareholder litigation	—	(180)	—	(680)
Life insurance proceeds	532	—	532	—
Insurance reimbursement	407	—	407	—
Mergers and acquisition costs	(572)	—	(572)	—
Executive stock expense for former officer	—	—	(592)	—
Severance costs and retention bonuses	(200)	(138)	(531)	(842)
Office relocation costs	—	—	—	(365)

Total	$(533)	$(318)	$(1,656)	$(1,887)

NOTE 13. MAJOR CUSTOMERS

No single customer accounted for more than 10% of total revenues in the three and six months ended June 30, 2005. In the three months ended June 30, 2004, one single customer accounted for 10% of total revenues. Another customer accounted for 14% of total revenues for the six months ended June 30, 2004.

NOTE 14. LITIGATION AND OTHER MATTERS

On July 6, 2005, the Company settled its litigation with Mr. James Durham, its former Chief Executive Officer. Under the terms of the Settlement Agreement and General Release (“Settlement Agreement”) between the parties, the Company made an immediate cash payment of approximately $3.6 million to Mr. Durham and issued a Negotiable Promissory Note (the “Note”) to Mr. Durham in the principal amount of $1.4 million and with an interest rate of 5.12% per annum. The timing of payments under the Note is linked to the Company’s realization of amounts invested in a split-dollar insurance arrangement (the “Split -Dollar Policy”) with Mr. Durham. As of June 30, 2005, the Company has fully accrued for the payment. The immediate payment of $3.6 million was funded principally by the liquidation of certain assets earmarked for such purpose in the amount of $3.1 million, and payment of $0.5 million out of operating cash. The Company’s obligations under the Note are secured by a collateral assignment of the Company’s rights under the Split-Dollar Policy and certain related agreements. The Settlement Agreement includes various releases from both parties.

On November 15, 2004, the Company received a letter from MedCath Incorporated (“MedCath”), which provided notice of MedCath’s decision to terminate the Master Software License and Services Agreement, dated November 20, 2002, by and between QuadraMed Affinity and MedCath (the “Contract”). On or about November 15, 2004, MedCath filed a complaint against us in the North Carolina Superior Court, County of Mecklenburg. In its complaint, MedCath alleges that we are in breach of the Contract due to uncured deficiencies in the products, and seeks at least $5 million in damages, plus litigation costs. We believe that these allegations are without merit and that the termination of the Contract is unwarranted. On December 9, 2004, we filed a motion to dismiss the MedCath complaint on the grounds that the complaint fails to state a claim upon which relief can be granted. We also filed a counterclaim against MedCath seeking no less than $1.14 million in unpaid amounts due to us, plus litigation costs, for MedCath’s breach of the Contract by failing to pay licensing fees due to the Company. A case management conference was held July 29, 2005 in the Superior Court before a judge to whom the case has been assigned. Although the Court has not issued a final case management order at this time, we anticipate that such an order will be issued shortly which, among other things, will schedule a hearing on our motion to dismiss for a date in late September, 2005, will provide for all fact discovery to be completed by April 15, 2006, will provide for all expert discovery to be completed by July 15, 2006, and will provide for the parties to submit the dispute to mediation by approximately April 30, 2006. We will continue to defend ourselves vigorously against any claim that we have breached the Contract and will seek redress through all applicable remedies for any injuries suffered by the Company in connection with this matter.

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

	Three months ended June 30,
	2005		2004
Revenue
Services	$3,547	12%	$3,421	11%
Maintenance	13,975	46	11,693	38
Installation and other	2,408	8	3,140	10

Services and other	19,930	65	18,254	60

Licenses	9,782	32	11,182	37

Hardware	971	3	1,034	3

Total revenue	30,683	100	30,470	100

Cost of revenue
Cost of services and other	7,119	36	7,620	42
Royalties and other	2,259	23	2,959	26
Amortization of acquired technology and capitalized software	1,024	10	691	6

Cost of licenses	3,283	34	3,650	33
Cost of hardware	543	56	775	75

Total cost of revenue	10,945	36	12,045	40

Gross margin	19,738	64	18,425	60

Operating expenses
General and administration	6,175	20	7,759	25
Software development	7,724	25	6,835	22
Sales and marketing	3,495	11	6,006	20
Amortization of intangible assets and depreciation	1,115	4	976	3

Total operating expenses	$18,509	60%	$21,576	71%

Income (loss) from operations	$1,229		$(3,151)

	Six months ended June 30,
	2005		2004
Revenue
Services	$6,624	11%	$6,024	9%
Maintenance	27,385	45	23,309	36
Installation and other	5,104	8	6,561	10

Services and other	39,113	64	35,894	55

Licenses	20,134	33	23,674	36

Hardware	1,811	3	5,548	9

Total revenue	61,058	100	65,116	100

Cost of revenue
Cost of services and other	14,438	37	15,306	43
Royalties and other	4,426	22	5,465	23
Amortization of acquired technology and capitalized software	2,059	10	1,351	6

Cost of licenses	6,485	32	6,816	29
Cost of hardware	1,508	83	3,606	65

Total cost of revenue	22,431	37	25,728	40

Gross margin	38,627	63	39,388	60

Operating expenses
General and administration	12,285	20	16,563	25
Software development	15,441	25	13,945	21
Sales and marketing	7,567	12	11,825	18
Amortization of intangible assets and depreciation	2,706	4	2,026	3

Total operating expenses	$37,999	62%	$44,359	68%

Income (loss) from operations	$628		$(4,971)

Revenue

Total revenue. Total revenues for the three months ended June 30, 2005 were $30.7 million, an increase of $0.2 million or 1% from $30.5 million for the three months ended June 30, 2004. Government revenues increased $0.5 million in the three months ended June 30, 2005 compared with the same period in 2004. The 2004 acquisitions of Tempus and Détente contributed $2.0 million to revenue in the three months ended June 30, 2005 compared to $0.5 million in the three months ended June 30, 2004. The additional $1.5 million in revenue was offset by a $2.0 million decrease in revenue from other Enterprise products.

Total revenues for the six months ended June 30, 2005 were $61.1 million, a decrease of $4.0 million or 6.1% from $65.1 million for the six months ended June 30, 2004. There was a $3.7 million decrease in Affinity hardware revenue in 2005. Total revenue for the same period in the prior year included approximately $3.8 million in hardware revenue related to one customer. The 2004 acquisitions of Tempus and Détente contributed $3.6 million to revenue in 2005 compared to $0.9 million in 2004.

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

Services revenue of $3.5 million, or 12% of total revenue in the three months ended June 30, 2005 increased $0.1 million, or 4% from $3.4 million in the same period last year. The increase in revenue of $0.1 million was mainly related to the growth in the MPI Services business.

Services revenue of $6.6 million, or 11% of total revenue in the six months ended June 30, 2005 increased $0.6 million, or 10%, from $6.0 million in the same period last year. The increase in revenue of $0.6 million, mainly related to the growth in supplemental services provided to our existing Affinity customers, and an increase in service revenue in the government business and MPI Services business. These increases were offset by a $0.2 million decline in service related work in PFS.

Maintenance revenue was $14.0 million in the three months ended June 30, 2005 compared to $11.7 million in the three months ended June 30, 2004, representing an increase of $2.3 million or 19%. Maintenance revenue, as a percentage of total revenue, was 46% and 38% in the three months ended June 30, 2005 and 2004, respectively. The increase in maintenance revenue is mainly due to increased contracts in the Enterprise division and the addition of maintenance revenue from the Tempus acquisition.

Maintenance revenue was $27.4 million in the six months ended June 30, 2005 compared to $23.3 million in the six months ended June 30, 2004, representing an increase of $4.1 million or 17%. Maintenance revenue, as a percentage of total revenue, was 45% and 36% in the six months ended June 30, 2005 and 2004, respectively. The increase in maintenance revenue is mainly due to increased contracts in Enterprise division and the addition of maintenance revenue from the Tempus acquisition.

Installation and other services revenue decreased to $2.4 million in the three months ended June 30, 2005 from $3.1 million in the in the three months ended June 30, 2004. The installation revenue decrease is primarily due to a decrease in revenue from Affinity and other Enterprise products partially offset by an increase in government installation revenues in the period.

Installation and other services revenue decreased to $5.1 million in the six months ended June 30, 2005 from $6.6 million in the six months ended June 30, 2004. The installation revenue decrease is primarily due to a decrease in revenue from Affinity and other Enterprise products partially offset by an increase in government installation revenues in the period.

Licenses. License revenue consists of fees and licenses of proprietary and third-party software, all of which is marketed through our direct sales force. License revenue in the three months ended June 30, 2005 was $9.8 million, a decrease of $1.4 million or 13% from $11.2 million in the corresponding period of 2004. License revenue, as a percentage of total revenue, was 32% and 37% in the three months ended June 30, 2005 and 2004, respectively. License revenue for Enterprise products decreased by approximately $2.5 million to $3.7 million in the three months ended June 30, 2005 from $6.2 million in the same quarter prior year. PFS license revenue declined by $1.3 million from the second quarter of 2004 due to the completion of many contracts in 2004. License revenue for HIM products increased by $1.0 million in the three months ended June 30, 2005 to $3.4 million or 45% in the three months ended June 30, 2005 due to the completion of many contracts during the quarter.

License revenue in the six months ended June 30, 2005 was $20.1 million, a decrease of $3.5 million or 15% from $23.6 million in the corresponding period of 2004. License revenue, as a percentage of total revenue, was 33% and 36% in the six months ended June 30, 2005 and 2004, respectively. License revenue for Enterprise products decreased by approximately $4.6 million to $8.3 million in the six months ended June 30, 2005 from $12.9 million in the same quarter prior year. The decrease in Enterprise license revenue was the result of a decrease in new Affinity contracts and a reduction in revenue from PFS contracts. However, HIM license revenues increased $1.1M to $6.4M in the six months ended June 30, 2005 from $5.3M in the same period prior year. Government license revenue was $5.4M in the six months ended June 30, 2005 and 2004.

Hardware. Hardware revenue consists of the sale of third-party hardware purchased specifically for use by our customers. Hardware revenue was $1.0M in the three months ended June 30, 2005 and 2004 respectively. Hardware revenue, as a percentage of total revenue, was 3% in both the three months ended June 30, 2005 and 2004, respectively. Hardware revenue in the six months ended June 30, 2005 was $1.8 million, a 67% decrease from $5.5 million in the six months ended June 30, 2004. In the first quarter of 2004 the Company completed a significant Affinity contract which was signed at the end of fiscal year 2003 and resulted in a one-time increase in hardware revenue.

Revenue recognized for the three and six months ended June 30, 2005 and 2004 includes:

•	amounts initially recorded as deferred revenue in which the Company has now completed its contractual commitments;

•	service revenue relating to installation and training, during the period; and

•	revenues recognized on a cash-basis after the Company’s contractual commitment has been completed.

The following table is a summary roll forward schedule of deferred revenue (in thousands):

	For the Three Months Ended June 30,
	2005	2004
Deferred revenue, beginning balance	$54,634	$51,908
Add: revenue deferred	27,260	24,088
Less: deferred revenue recognized	(29,458)	(28,052)
Add: revenue acquired in acquisition	—	2,381

Deferred revenue, ending balance	52,436	50,325

	For the Six Months Ended June 30,
	2005	2004
Deferred revenue, beginning balance	$44,040	$48,502
Add: revenue deferred	67,027	57,039
Less: deferred revenue recognized	(58,631)	(57,982)
Add: revenue acquired in acquisition	—	2,766

Deferred revenue, ending balance	52,436	50,325

Cost of Revenue

Cost of services and other. Cost of services and other consists of salaries and related expenses associated with services performed for customer support, installation, maintenance and consulting services. Cost of services and other for the quarter ended June 30, 2005 of $7.1 million was $0.5 million less than the $7.6 million in the corresponding period of 2004. As a percentage of services and other revenue, cost of services and other was 36% and 42% for the three months ended June 30, 2005 and 2004, respectively. The decrease was primarily due to a decrease in personnel and consulting costs.

Cost of services and other for the six months ended June 30, 2005 of $14.4 million was $0.9 million less than the $15.3 million in the corresponding period of 2004. As a percentage of services and other revenue, cost of services and other was 37% and 43% for the six months ended June 30, 2005 and 2004, respectively. The decrease was primarily due to a decrease in personnel and consulting costs.

Cost of licenses. Cost of licenses consists primarily of the cost of third-party software, royalties and amortization of capitalized software and acquired technology. A significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to software embedded within our software applications. Generally, third-party royalty fees fluctuate based on revenue or the number of the Company’s customers and therefore will fluctuate on a quarter to quarter basis. Cost of licenses in the three months ended June 30, 2005 of $3.3 million, decreased compared to $3.7 million for the same period of 2004. Costs of license decreased $0.4 million due to decreases in third party license costs. As a percentage of license revenue, cost of licenses was 34% and 33% for the three months ended June 30, 2005 and 2004, respectively. Cost of license increased as a percentage of revenue due to a decline in higher margin Enterprise license revenue.

Cost of licenses in the six months ended June 30, 2005 of $6.5 million, decreased compared to $6.8 million for the same period of 2004. Costs of license decreased $0.3 million due to decrease in third party license costs. As a percentage of license revenue, cost of licenses was 32% and 29% for the six months ended June 30, 2005 and 2004, respectively. Cost of license increased as a percentage of revenue due to a decline in higher margin Enterprise license revenue.

Cost of hardware. Cost of hardware consists of third-party hardware and installation costs. Cost of hardware in the three months ended June 30, 2005 was $0.6 million, a decrease of $0.2 million compared to $0.8 million for the same period last year. As a percentage of hardware revenue, cost of hardware was 56% and 75% for the three months ended June 30, 2005 and 2004, respectively.

During the six months ended June 30, 2005 cost of hardware was $1.5 million, a decrease of $2.1 million, compared to $3.6 million for the same period last year. As a percentage of hardware revenue, cost of hardware was 83% and 65% for the three months ended June 30, 2005 and 2004, respectively. Cost of hardware in the first quarter of 2004 was unusually high due to a large hardware sale to a single Affinity customer, the revenue for which was also recorded in that period.

Gross Margin

Overall, gross margin improved to 64% for the three months ended June 30, 2005 from 60% for the same period in 2004. Gross margin on license revenue declined to 66% in the three months ended June 30, 2005 from 67% in the three months ended June 30, 2004. Gross margin on services and other revenue improved from 58% to 64% due to increased maintenance revenue and the 2005 reorganization, resulting in decreased costs. The margin on hardware revenue improved from 25% to 44% in the three month period ending June 30, 2005.

Overall, gross margin improved from 60% for the six months ended June 30, 2004 to 63% for the six month period ended June 30, 2005. Gross margin on license revenue declined from 71% to 68% for the respective periods due primarily to increased amortization of acquired technology in 2005 that resulted from the 2004 acquisitions of Détente and Tempus. Gross margin on services and other revenue improved from 57% to 63% due to increased maintenance revenue and the 2005 reorganization, resulting in decreased costs. The margin on hardware revenue declined to 17% in the six months ended June 30, 2005 due to a relatively high 35% margin experienced for the six months ended June 30, 2004. This high margin was due to a significant level of hardware revenue in the first quarter of 2004, which was almost all from a single contract, and which was unusually profitable.

Operating Expenses

General and administration. General and administration expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administration expense, decreased to $6.2 million in the second quarter of 2005 compared to $7.8 million in the same quarter in the prior year. As a percentage of total revenue, general and administration expense was 20% and 25% for the three month periods ended June 30, 2005 and 2004, respectively. The overall $1.6 million decrease is mainly attributable to decreased wages and related costs of $1.0 million, a decrease in bad debt expense of $0.5 million, and a $0.6 million decrease in rent and other related common expenses assigned to administrative departments, all offset by a $0.2 million net increase in legal and professional fees and other categories.

For the six months ending June 30, 2005, general and administration expense decreased to $12.3 million compared to $16.6 million in the same period in the prior year. As a percentage of total revenue, general and administration expense was 20% and 25%, respectively for the periods. The overall $4.3 million decrease is mainly attributable to decreased wages and related costs of $2.6 million, a decrease in bad debt expense of $1.0 million, and a $1.0 million decrease in rent and other related common expenses assigned to administrative departments, all offset by a $0.4 million net increase in legal and professional fees and other categories.

Software development. Software development expense includes costs associated with the development of new products for which technological feasibility has not been achieved, enhancements of existing products, maintenance and quality assurance activities and primarily relates to compensation and benefits costs. Software development costs, in the three months ended June 30, 2005 were $7.7 million compared to $6.8 million in the same period in 2004, representing an increase of $0.9 million. As a percentage of total revenue, software development costs were 25% and 22% for the quarters ended June 30, 2005 and 2004, respectively. The increase was primarily attributed to an increase in personnel costs and overall expenses for software development departments, attributable in part to such expenses at Détente and Tempus, which were acquired during 2004.

Software development costs, in the six months ended June 30, 2005 were $15.4 million compared to $13.9 million in the same period in 2004, representing an increase of $1.5 million. As a percentage of total revenue, software development costs were 25% and 21% for the six months ended June 30, 2005 and 2004, respectively. The increase was primarily attributed to an increase in personnel costs and overall expenses for software development departments, attributable in part to such expenses at Détente and Tempus, which were acquired during 2004.

Sales and marketing. Sales and marketing expense includes costs associated with our sales and marketing personnel and consists primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses. Sales and marketing expense decreased $2.5 million in the three months ended June 30, 2005 to $3.5 million from $6.0 million in the same period last year. As a percentage of total revenue, sales and marketing expenses decreased to 11% in the three months ended June 30, 2005 from 20% in the same period of 2004. This was primarily due to a decrease in commissions of $1.2 million, a decrease in other wage related expenses of $1.2 million, and a decrease in advertising expense of $0.3 million. Salaries and wages decreased primarily as a result of the January 2005 reorganization and realignment of personnel, offset in part by additional personnel acquired through Détente and Tempus.

Sales and marketing expense decreased $4.2 million in the six months ended June 30, 2005 to $7.6 million from $11.8 million in the same period last year. As a percentage of total revenue, sales and marketing expenses decreased to 12% in the six months ended June 30, 2005 from 18% in the same period of 2004. This was primarily due to a decrease in commissions of $2.1 million, a decrease in other wage related expenses of $1.6 million, and a decrease in travel expense of $0.4 million. Salaries and wages decreased primarily as a result of the January 2005 reorganization and realignment of personnel, offset in part by additional personnel acquired through Détente and Tempus.

Amortization of intangible assets and depreciation. Amortization of intangible assets and depreciation expense increased to $1.1 million for the three months ended June 30, 2005 from $1.0 million in the corresponding period in 2004, principally as a result of non-cash write-off of certain fixed assets at closed office locations. For the six months ended June 30, 2005, amortization of intangible assets and depreciation expense increased to $2.7 million from $2.0 million in the corresponding period in 2004.

Other Income (Expense)

Other income (expense), net. Net other income was $0.1 million in the three months ended June 30, 2005 compared to expense of $5.2 million in the corresponding quarter in 2004 and $0.2 million and $7.0 million expense for the six months ended June 30, 2005 and 2004 respectively. The decrease was primarily due to the interest expense and loss from the retirement of debt in the second quarter of 2004, related to the $73 million of debt that was retired in mid-2004. Interest expense for the quarters ended June 30, 2005 and 2004 was $0.2 million and $2.1 million, respectively. Of these amounts, approximately $0.2 million and $0.5 million were non-cash charges.

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

In the six months ended June 30, 2005, the Company recorded a charge of approximately $1.0 million in connection with our future obligations on the Division’s San Marco lease, net of estimated sublease income. The lease for this facility terminates in May 2008; our annual expense under the lease is approximately $0.8 million, and we are actively seeking a qualified subtenant for the property. We have estimated facility closing costs based upon current market information available related to potential sublease rental income, sublease commission costs, and the length of time expected to sublease to secure a sublease.

The results of operations for Financial Services Division are presented as a discontinued operation in 2005. The Financial Services Division’s operating results were as follows (in thousands):

	For the Three Months Ended June 30,
	2005	2004
Revenue	$—	$1,428

Loss from operations	—	(1,334)
Exit cost of facility closing	—	—
Other	—	—

Total loss	$—	$(1,334)

	For the Six Months Ended June 30,
	2005	2004
Revenue	$223	$3,252

Loss from operations	(772)	(2,240)
Exit cost of facility closing	(1,032)	—
Other	118	—

Total loss	$(1,686)	$(2,240)

Liquidity and Capital Resources

Balance Sheet

As of June 30, 2005, we had $29 million in cash, cash equivalents and short-term investments, compared to $22.4 million as of December 31, 2004. As of June 30, 2005, our working capital was $(9.7) million compared to $(15.1) million as of December 31, 2004. Our working capital deficiency of $9.7 million is primarily a result of $52.4 million of deferred revenue (liability) and $11.4 million of dividends payable. We have the option to pay the accelerated dividends, as discussed in Note 7, in cash or common stock. We do not have any bank borrowing outstanding at June 30, 2005. We believe that we have adequate liquidity to meet our short-term cash requirements.

Accounts receivable increased by $5.8 million to $31.3 million as of June 30, 2005 from $25.5 million as of December 31, 2004 on a net basis. Accounts receivable increased mainly due to maintenance billings during the first and second quarters. For the six months ended June 30, 2005, bad debt expense was $0.8 million and the write-offs of uncollectible receivables totaled approximately $0.5 million. As of June 30, 2005, the allowance for doubtful accounts increased slightly to $3.6 million from $3.3 million as of December 31, 2004. QuadraMed maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of QuadraMed’s customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowance might be required.

Prepaid expenses and other current assets decreased by approximately $0.8 million from December 31, 2004 to June 30, 2005 primarily due to a decrease in prepaid government royalties and prepaid third party costs. Government royalties are typically one year arrangements with the highest volumes experienced in the September/October timeframe due to the timing of the Government’s fiscal year end. In anticipation of the Blanket Purchase Agreement related to the VA Hospitals which was not executed until May, shorter term or monthly agreements were executed in the interim resulting in a lower prepaid asset.

Accounts payable and accrued expenses decreased by $0.3 million to $4.2 million at June 30, 2005 from $4.5 million at December 31, 2004 principally due to timing of payments made after year-end. Certain third-party royalty and legal invoices were accrued as of December 31, 2004 but paid subsequent to year-end.

Accrued payroll and related expenses decreased by $0.4 million to $7.2 million at June 30, 2005 from $7.6 million at December 31, 2004 principally due to decreases in accrued severance. Accrued vacation and accrued medical insurance also decreased from December 31, 2004.

Deferred revenue increased by $8.4 million from $44.0 million at December 31, 2004 to $52.4 million at June 30, 2005. The increase was primarily related to annual maintenance billings that occurred in the first two quarters of the current fiscal year for our Enterprise products.

Cash Flows

The Company’s consolidated statement of cash flows is summarized below (in thousands):

	For the Three Months Ended June 30,
	2005	2004
Cash provided by (used in) operating activities	$8,891	$(9,460)
Cash provided by (used in) investing activities	1,011	(4,656)
Cash provided by (used in) financing activities	(1,267)	70,753
Net increase in cash and cash equivalents	8,635	56,637

	For the Six Months Ended June 30,
	2005	2004
Cash provided by (used in) operating activities	$8,103	$(7,691)
Cash provided by (used in) investing activities	626	(9,786)
Cash provided by (used in) financing activities	(2,144)	71,933
Net increase in cash and cash equivalents	6,585	54,456

During the three months ended June 30, 2005, $8.9 million was provided in operating activities, as compared to the same period last year where $9.4 million was used in operating activities. The net income of $0.1 million was increased by non-cash charges totaling $4.3 million, including depreciation and amortization of $2.5 million, bad debt expense of $0.6 million, and preferred stock accretion of $1.2 million. A decrease in accounts receivable increased cash from operating activities by $3.8 million. This was principally a result of annual maintenance collections during the period. Increases in accounts payable and accrued liabilities during the quarter of $1.8 million further increased cash from operations. These increases were offset in part by a $2.2 million decrease in deferred revenues. During the three months ended June 30, 2004, the $9.5 million of cash flow used in operating activities, resulted primarily from a net loss of $9.7 million, reduced by $2.9 million of depreciation and amortization, $2.3 million of loss on retirement of debt, $0.4 million of bad debt expense, a $4.3 million decrease in deferred revenue, a $7.9 million decrease in accounts payable and accrued liabilities, and a net $6.8 million decrease in accounts receivable and prepaid expenses.

During the six months ended June 30, 2005, $8.1 million was provided in operating activities, as compared to the same period last year where $7.7 million was used in operating activities. The net loss of $3.6 million was offset by non-cash charges totaling $10.1 million, including depreciation and amortization of $6.0 million, bad debt expense of $0.8 million, preferred stock accretion of $2.4 million, and 0.9 million related to exit costs for the Financial Services Division. An increase in accounts receivable decreased cash from operating activities by $6.6 million. This was principally a result of the timing of annual maintenance billings during the period. Decreases in accounts payable and accrued liabilities during the six months of $3.2 million further decreased cash from operations. These decreases were offset in part by a $8.4 million increase in deferred revenues. During the six months ended June 30, 2004, the $7.7 million of cash flow used in operating activities, resulted primarily from a net loss of $14.2 million, reduced by $5.6 million of depreciation and amortization, $2.3 million of loss on retirement of debt, $1.1 million of bad debt expense, a $0.9 million decrease in deferred revenue, a $6.1 million decrease in accounts payable and accrued liabilities, and a net $4.5 million decrease in accounts receivable and prepaid expenses.

Cash flows from investing activities provided $1.0 million during the three months ended June 30, 2005. This resulted primarily from the net redemption of restricted cash under standby letter of credit arrangements in the amount of $1.6 million. For the three months ended June 30, 2004, the acquisition of Tempus used cash of $5 million and purchases of equipment and leasehold improvements used cash of $1.1 million.

Cash flows from investing activities provided $0.6 million during the six months ended June 30, 2005. This resulted primarily from the net redemption of restricted cash under standby letter of credit arrangements in the amount of $1.6 million offset by the purchase of property and equipment. For the six months ended June 30, 2004, cash of $9.8 million used in investing activities resulted from the acquisition of Détente in the amount of $4.1 million, the acquisition of Tempus in the amount of $5 million and purchases of equipment and leasehold improvements.

Financing activities used cash of $1.3 million for the three months ended June 30, 2005 primarily due to the payment of $1.4 million for dividends on the Series A Preferred Stock. For the three months ended June 30, 2004, Series A Preferred Stock was issued, which provided cash of $96 million offset by $26 million for the repurchase of all of our senior secured notes and our subordinated debentures, together with accrued interest and related redemption premiums.

Financing activities used cash of $2.1 million for the six months ended June 30, 2005 primarily due to the payment of $2.8 million for dividends on the Series A Preferred Stock, offset by proceeds from the issuance of common stock as a result of stock option exercises. For the six months ended June 30, 2004, Series A Preferred Stock was issued, which provided cash of $96 million offset by $26 million for the repurchase of all of our senior secured notes and our subordinated debentures, together with accrued interest and related redemption premiums.

At June 30, 2005, the Company’s balance of cash and cash equivalents was $29 million. The Company believes that its current balance of cash and cash equivalents and funds generated from operations, if any, will be sufficient to fund the Company’s current projected cash needs for the foreseeable future. The Company may pursue external sources of financing to support additional operational and capital requirements. There can be no assurance that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of June 30, 2005 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Accrued dividends	$11,386	$2,792	$8,594	$—	$—
Operating leases(1)	24,400	2,492	13,757	6,550	1,601

Total contractual obligations	$35,786	$5,284	$22,351	$6,550	$1,601

Other Commercial Commitments
Standby letters of credit(2)	$2,401	$1,018	$1,034	$—	$349

Total commercial commitments	$2,401	$1,018	$1,034	$—	$349

(1)	During the fourth quarter of 2004, the Company vacated and closed its San Rafael, California facility as a result of the relocation of our headquarters to Reston, Virginia. The San Rafael lease payments total approximately $6.2 million for years 2005 through 2009, including the Company’s share of common costs. Of this amount, the minimum rent payment of $4.5 million is included in the schedule above. QuadraMed hopes to sublease the vacant San Rafael, California facility in 2005.
(2)	The 1-3 years amount of $1.0 million is for an existing surety bond requirement. Actual requirements may be less as work is completed towards the underlying contract.

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

Business Risks

We Have Incurred Losses from Continuing Operations for the Past Five Years, Except 2001. Our Losses Have Adversely Affected Our Ability to Compete.

We incurred losses from continuing operations of $41.8 million, $23.9 million and $20.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Although we had income from continuing operations of $12.0 million in 2001, we incurred losses from continuing operations of $39.4 million in 2000. We had income from continuing operations of $0.5 million for the six months ended June 30, 2005.

Our historical losses have impaired our ability to market our products and services in competition against companies that are more profitable. If we are unable to achieve or sustain profitability, it may impair our ability to compete effectively.

We Have Found Material Weaknesses in Our System of Internal Controls over Financial Reporting and Disclosure Controls as of December 31, 2004 and June 30, 2005 that Have Not Been Fully Remediated and that Could Adversely Affect Our Ability to Record, Process, Summarize and Report Certain Financial Data. As a Result, Our Internal Controls over Financial Reporting and Disclosure Controls and Procedures are Ineffective as of December 31, 2004 and June 30, 2005.

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

As of June 30, 2005, these control deficiencies have not been remediated. The Company believes that, both individually and in the aggregate, these control deficiencies continued to constitute material weaknesses in our internal controls over financial reporting as of June 30, 2005, because they resulted in more than a remote likelihood that a material misstatement could occur in our annual or interim financial statements and not be prevented or detected. In fact, these material weaknesses resulted in errors, which were not detected on a timely basis at December 31, 2004 and June 30, 2005. None of these errors, however, resulted in any material adjustments to our financial statements.

Additionally, in February 2004 in connection with its audit of our financial results for 2003, BDO Seidman, LLP (“BDO”) informed our management and Audit Committee of its concern regarding a material weakness in our system of internal controls, policies and procedures to track movements in deferred revenue on a roll forward basis. As a result, it was difficult for management to continually monitor movements in the account. Analytical review was done at the end of each period but not on an overall roll forward basis. While the Company has implemented procedures to report movements in deferred revenue on an overall roll forward basis, the completion of this system was not in place as of December 31, 2004 and June 30, 2005, and therefore, management believes this control deficiency remained a material weakness as of these dates.

The aforementioned weaknesses in our revenue cycle also affected our closing cycle for the fiscal year ended December 31, 2004 and for the fiscal quarters ended March 31, 2005 and June 30, 2005. Demands on the time of our staff and their overall workload resulted in inadequate staffing and supervision in our accounting and finance departments, which the Company believes constitutes a significant deficiency in our internal controls as of December 31, 2004 and June 30, 2005, and, in concert with the material weaknesses relating to the revenue cycle discussed above, management has concluded that this deficiency constitutes an additional material weakness in our internal controls over financial reporting as of December 31, 2004 and June 30, 2005.

As a result of these material weaknesses in the Company’s internal controls over financial reporting, management has concluded that as of December 31, 2004 and June 30, 2005, the Company’s internal controls over financial reporting were not effective. Such material weaknesses in internal controls over financial reporting also led our management to conclude that the Company’s disclosure controls and procedures were not effective as of December 31, 2004 and June 30, 2005, to ensure that certain financial information related to these matters required to be disclosed in the Company’s filings and submissions to the SEC under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the required time periods.

While management believes that it has taken the appropriate steps to remediate the above material weaknesses by the end of 2005, there can be no assurance that this will occur.

In connection with management’s annual report on internal controls over financial reporting included in the Company’s Form 10-K/A, filed with the SEC on April 29, 2005, the Company’s independent registered public accounting firm, BDO Seidman, LLP, in their report dated April 28, 2005, disclaimed an opinion on management’s assessment and on the effectiveness of our Company’s internal control over financial reporting. It is unclear what legal effect the disclaimer of an opinion will have on our compliance with the rules and regulations of the SEC and the continued listing standards of the American Stock Exchange and may adversely affect the trading price of our stock.

Failure to Achieve and Maintain Effective Internal Controls Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price.

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We included these reports in our Amended Annual Report on Form 10-K/A, filed with the SEC on April 29, 2005. As indicated in the previous risk factor, our management has identified control deficiencies and material weaknesses in internal control over financial reporting and in our disclosure controls and procedures. In addition, if we fail to achieve and maintain the adequacy of our internal controls and disclosure controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are important to helping ensure that we produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Additional Costs for Complying With Recent and Proposed Future Changes in SEC, American Stock Exchange and Accounting Rules Could Adversely Affect Our Profits.

Recent and proposed future changes in SEC and American Stock Exchange rules, as well as changes in accounting rules, have caused us, and will continue to cause us, to incur additional costs including professional fees and added personnel costs, in order to keep informed of the changes and operate in a compliant manner. We incurred, and expect to continue to incur, additional general and administrative expenses as we implement Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to report on, and our independent auditors to attest to, our internal controls. These additional costs may be significant enough to cause our financial position and results of operation to be adversely affected. In addition, compliance with these new rules could also result in continued diversion of management’s time and attention, which could prove to be disruptive to our normal business operations. Failure to comply with any of the new laws and regulations could adversely impact market perception of our company, which could make it difficult to access the capital markets or otherwise finance our operations in the future.

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

On February 28, 2003, we reported that the SEC had issued a formal non-public order of investigation concerning our accounting and financial reporting practices for the period beginning January 1, 1998. On October 10, 2003, we announced that the Staff of the San Francisco District Office of the SEC informed us that the Staff intended to recommend to the SEC that it institute an enforcement action against us for violations of the antifraud, periodic filing and books and records provisions of the federal securities laws. The proposed recommendation concerned our accounting for transactions that we entered into with Health+Cast LLP in 1998 and 1999. The 1999 transactions were restated as part of the restatement of our 1999 financial statements. The individuals who were involved with the Health+Cast transactions are no longer associated with the Company. On April 30, 2004, that matter was settled with the issuance by the SEC of a Cease and Desist Order, to which QuadraMed consented without admitting or denying the findings in the Order. No fine was assessed against QuadraMed in the Order, which requires the Company to cease and desist from violations of the antifraud, periodic reporting and books and records provisions of the Securities Exchange Act of 1934.

The Trading Price of Our Common Stock Has Been, and Is Expected to Continue to Be, Volatile.

The American Stock Exchange and stock markets in general, have historically experienced extreme price and volume fluctuations that have affected companies unrelated to their individual operating performance. The trading price of our common stock has been and is likely to continue to be volatile due to such factors as:

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

In addition to the foregoing, a significant percentage of our total cost of revenue is attributable to the cost of third party software royalties and licenses relating to third party software embedded within our software applications. The cost of third-party software royalties and licenses, as a percentage of total cost of revenue, was approximately 17.6%, 11.0% and 12.7% for the years ended December 31, 2004, 2003, and 2002, respectively. The cost of third-party software royalties and licenses, as a percentage of total cost of revenue, was approximately 17.2% and 14.4% for the six months ended June 30, 2005 and 2004, respectively. Generally, royalty fees for third party licenses will fluctuate based on revenue or the number of our customers and therefore will fluctuate on a quarter to quarter basis.

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

We Could Experience a Significant Impact on Our Revenue if Our Customers do not Renew Maintenance Contracts.

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

Future Sales of Our Common Stock in the Public Market, Warrants or Option Exercises and Sales Could Lower Our Stock Price.

A substantial number of shares of our common stock are subject to stock options and warrants, and are issuable upon conversion of our Series A Preferred Stock. We cannot predict the effect, if any, that future sales of warrants or shares of common stock, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock, including shares registered under this registration statement, or issued upon the exercise of stock options or the conversion of our Series A Preferred Stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

If Our Series A Preferred Stock is Converted into Common Stock, these Converting Stockholders Will Have Significant Voting Power, and They Will Have the Ability to Exert Substantial Influence Over Matters Requiring Stockholder Approval.

Each share of our Series A Preferred Stock is convertible into 8.0645 shares of our common stock, and the Series A Preferred Stockholders may convert at any time. If all of our Series A Preferred Stock is converted into common stock, the shares issued upon this conversion will total approximately 44.3% of our outstanding common stock. In addition, many of our Series A Preferred Stockholders own common stock. Therefore, although these stockholders may not acquire majority control upon conversion of their Series A Preferred Stock, if these distinct stockholders were to act together, they will have the ability to exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors, the approval of mergers or other business combinations, and other significant corporate actions. This ability to influence our affairs might be disadvantageous to our other stockholders.

Provisions in Our Certificate of Incorporation and Bylaws and Delaware Law Could Delay or Discourage a Takeover which Could Adversely Affect the Price of Our Common Stock.

Our Board of Directors has the authority to issue an additional one million shares of preferred stock over and above the four million shares already issued, and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by holders of our common stock. If additional preferred stock is issued, the voting and other rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of our preferred stock. The issuance of preferred stock may have the effect of delaying or preventing a change of control of the Company that could have been at a premium price to our stockholders. Our Board of Directors has issued four million shares of such preferred stock as Series A Preferred Stock and the holders of the Series A Preferred Stock have certain voting and board appointment rights.

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

We Do Not Expect to Pay Cash Dividends on Common Stock in the Foreseeable Future.

We have not declared or paid cash or other dividends on our common stock and do not expect to pay cash dividends for the foreseeable future. Our ability to pay dividends is also restricted by the terms of our Series A Preferred Stock which require us to pay full cumulative dividends on the Series A Preferred Stock before making any dividend payment on our common stock. Under normal circumstances, the Series A Preferred Stock is entitled to quarterly dividends of $0.34 (5.5% per annum) per share. However, as provided in the Certificate of Designation relating to the Series A Preferred Stock, because a registration statement covering resales of the Series A Preferred Stock and the common stock into which the Series A Preferred Stock is convertible, was not declared effective by the SEC on or before June 15, 2005, the dividend rate for such stock has increased to $0.40625 per quarter ($1.625 per annum) commencing on June 16, 2005, and such rate will apply until the date the registration statement is declared effective. Upon conversion of the Series A Preferred Stock into shares of common stock, the Series A Preferred stockholders have the right to receive, when declared by our Board of Directors, dividends equal to the total previously unpaid dividends payable from the effective date of conversion through June 1, 2007 at a rate of $1.375 per share per annum or 5.5% per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common shares, or any combination thereof at our option. We currently intend to retain all future earnings for use in the operation of our business and to fund future growth. Any future cash dividends will depend upon our results of operations, financial conditions, cash requirements, the availability of a surplus and other factors.

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

The Department of Veterans Affairs (“VA”) has awarded contract VA Blanket Purchase Agreement No. 101-049AH-005 (the “BPA”) to the Company, as disclosed in the Company’s press release dated April 27, 2005.

The BPA is a five-year single source contract covering approximately 128 VA facilities. Under the BPA, these VA facilities are to be contracted to use our products and services. Previously, both we and other vendors have provided HIM software to these VA facilities. As of December 31, 2004, we had approximately $12.9 million in annual revenue from providing VA facilities with software. The BPA contains additional HIM software discounts, but it increases the number of VA facilities using our products, so the overall financial impact of the BPA cannot be known. Additionally, the VA is directing the individual facilities to order their requirements for this HIM software under the BPA, but each VA facility orders the HIM software individually, and there can be no guarantee that a VA facility will order its HIM software and/or services from us. For these reasons there can be no assurances what, if any, material financial impact the BPA will have.

Changes in the Healthcare Financing and Reimbursement System Could Adversely Affect the Amount of and Manner in which Our Customers Purchase Our Products And Services.

Changes in current healthcare financing and reimbursement systems (e.g. Medicaid) could result in unplanned product enhancements, delays, or cancellations of product orders or shipments, or reduce the need for certain systems. We could also have the endorsement of products by hospital associations or other customers revoked. Any of these occurrences could have a material adverse effect on our business. Alternatively, the federal government recently mandated that all but small healthcare providers submit claims to Medicare in electronic format, which may positively affect our systems and product.

The healthcare industry in the United States is subject to changing political, economic, and regulatory influences that may affect the procurement practices and operations of healthcare organizations. The traditional hospital delivery system is evolving as more hospital services are being provided by niche, free standing practices and outpatient providers. The commercial value and appeal of our products may be adversely affected if the current healthcare financing and reimbursement systems were to change. During the past several years, the healthcare industry has been subject to increasing levels of governmental regulation. Proposals to reform the healthcare system have been and are being considered by the United States Congress. These proposals, if enacted, could adversely affect the commercial value and appeal of our products or change the operating environment of our customers in ways that cannot be predicted. Healthcare organizations may react to these proposals by curtailing or deferring investments, including those for our products and services. In addition, the regulations promulgated under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) could lead healthcare organizations to curtail or defer investments in non-HIPAA related features in the next several years.

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

There is substantial state and federal regulation of the confidentiality of patient health information and the circumstances under which such information may be used by, disclosed to, or processed by us as a consequence of our contacts with various health plans and healthcare providers. Although compliance with these laws and regulations is presently the principal responsibility of the health plan, hospital, physician, or other healthcare provider, regulations governing patient confidentiality rights are dynamic and rapidly evolving. As such, laws and regulations could be modified so that they could directly apply to us. Also, changes to the laws and regulations that would require us to change our systems and our methods may be made in the future, which could require significant expenditure of capital and decrease future business prospects. Also, additional federal and state legislation governing the dissemination of patient health information may be proposed and may be adopted, which may also significantly affect our business. Finally, certain existing laws and regulations require healthcare entities to pass-on their obligations to other entities with which they do business, through a contract; as such, we are indirectly impacted by various additional laws and regulations.

The Health Insurance Portability and Accountability Act of 1996 is a federal law that affects the use, disclosure, transmission and storage of individually identifiable health information referred to as protected health information. As directed by HIPAA, the United States Department of Health and Human Services (“HHS”) must promulgate standards or rules for certain electronic health transactions, code sets, data security, unique identification numbers, and privacy of protected health information. HHS has issued some of these rules in final form, while others remain in development. In general, under these rules, we function as a “business associate” to some of our customers (who are considered to be “covered entities” under HIPAA). In some instances, we also may function as a healthcare clearinghouse (which is a “covered entity” under HIPAA). The three rules relevant to us—the Transaction Rule, the Privacy Rule, and the Security Rule—are discussed below. It is important to note that HHS could, at any time in the future, modify any existing final rule in a manner that could require us to change our systems or operations.

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

Second, HHS has published a final HIPAA privacy rule (“Privacy Rule”) which had a compliance date of April 14, 2003. The Privacy Rule is complex and far reaching. Similar to the Transactions Rule, and as noted above, the Privacy Rule directly applies to covered entities. Also, covered entities are, in most instances, required to execute a contract with any business associate that performs certain services on the covered entity’s behalf involving the exchange or creation of protected health information. Our hospital and health plan customers are covered entities, and to the extent that we are required by our customer contracts to ensure that we comply with various aspects of the Privacy Rule, we meet the requirements of the Privacy Rule. Further, in our capacity as a healthcare clearinghouse, we are directly subject to the Privacy Rule’s requirements. We are currently compliant with all necessary requirements of the Privacy Rule in our role as a clearinghouse. The Privacy Rule and other similar state healthcare privacy regulations could materially restrict the ability of healthcare providers and health plans to disclose protected health information from patient records using our products and services, or it could require us to make additional capital expenditures to be in compliance. Accordingly, the Privacy Rule and state privacy laws may significantly impact our product’s use in the healthcare delivery system and, therefore, decrease our revenue, increase working capital requirements and decrease future business prospects.

Third, HHS has published the final HIPAA security rule (“Security Rule”) with a compliance date of April 20, 2005. The Security Rule applies to the use, disclosure, transmission, storage and destruction of electronic protected health information by covered entities. Per the Security Rule, covered entities must implement administrative, technical and physical security measures to safeguard electronic protected health information. Also, as with the Privacy Rule, under the Security Rule, covered entities are required to contractually bind their business associates to certain aspects of the Security Rule. As such, where we function as a business associate to a customer that is a covered entity, we will be required to enter into a business associate contract with that customer. Implementing such measures may require us to expend substantial capital due to required product, service, and procedure changes.

We have completed modifications to our business practices and software offerings so that we are able to assist our customers in complying with the Transaction and Privacy Rules, and continue to implement modifications relevant to the Security Rule. However, HHS continues to publish change notices to the existing rules and propose new rules. There is no certainty that we will be able to respond to all such rules in a timely manner and our inability to do so could adversely affect our business.

Government Regulation to Adopt and Implement ICD-10-CM and ICD-10-PCS Medical Code Set Standards Could Require Substantial Modification of our Coding and Compliance Software.

The American Health Information Management Association and other prominent healthcare industry advocacy groups are calling on HHS and the healthcare industry to take action to adopt and implement ICD-10-CM and ICD-10-PCS code sets, rules, and guidelines as a replacement for current ICD-9-CM guidelines used in our software products. Adoption of these new code sets would require us to change our systems and our methods which could require a significant expenditure of software development capital and decrease future business prospects for our current product line.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In addition to the market risks discussed herein, refer to our discussion of business risks in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk, and reinvestment risk. We invest in high-quality issuers, including money market funds, corporate debt securities, and debt securities issued by the U. S. government and U.S. governmental agencies. We have a policy of investing in securities with maturities of two years or less. We do not invest in derivative financial or foreign investments.

The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of June 30, 2005 (in thousands, except average interest rates):

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash equivalents:
Cash	$16,784
Money Market funds	12,230	2.51%

Total cash and Cash equivalents(1)	$29,014

Short-term investments:
Debt issued by US government	$—	—

Total short-term investments	$—

Long-term investments:
Corporate debt securities	$550	4.98%
Debt issued by US government	838	5.09%

Total long-term investments	$1,388

(1)	Excluded from the fair value of the principal amounts of cash is $3.9 million, which is restricted cash that is held in escrow for rental properties, and meeting customer performance expectations.

Performance of Equity Markets

The performance of the equity markets can have an effect on our operations as certain of our variable life insurance policies have premiums invested in equity securities.

Foreign Currency Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. Changes in foreign exchange rates did not materially impact our results of operations. For the six months ended June 30, 2005, less than 3% of total revenue was denominated in currencies other than the U. S. dollar and less than 3% of our total direct and operating costs were incurred in currencies other than the U. S. dollar.

Item 4. Controls and Procedures

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, our management, in consultation with the Audit Committee of the Board of Directors, identified material weaknesses, as described below.

Revenue Cycle

In the fourth quarter of 2004, the Company began the process of converting a significant portion of its financial records (principally revenue cycle related items) from a legacy system called “CDI”, to various modules of our principal financial software, PeopleSoft. As of June 30, 2005, this conversion to PeopleSoft is substantially complete.

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

As a result, management has concluded that the following control deficiencies in our revenue cycle existed as of December 31, 2004 and continued to exist as of June 30, 2005:

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

As of June 30, 2005, these control deficiencies have not been remediated. The Company believes that, both individually and in the aggregate, these control deficiencies continued to constitute material weaknesses in our internal controls over financial reporting as of June 30, 2005, because they resulted in more than a remote likelihood that a material misstatement could occur in our annual or interim financial statements and not be prevented or detected. In fact, these material weaknesses resulted in errors, which were not detected on a timely basis. None of these errors, however, resulted in any material adjustments to our financial statements.

In addition to the material weaknesses described above, in connection with performing its audit of our financial results for 2003, BDO Seidman, LLP (“BDO”) informed us that they noted a matter involving internal control that they considered to be a material weakness. The material weakness noted by BDO concerned the fact that the Company had not implemented procedures to track movements in deferred revenue on an overall roll forward basis. As a result, it was difficult for management to continually monitor movements in the account. Analytical review was done at the end of each period but not on an overall roll forward basis. While the Company has implemented procedures in the legacy systems to report movements in deferred revenue on an overall roll forward basis, the completion of this in PeopleSoft was not in place as of June 30, 2005. Accordingly, as of June 30, 2005, management believes that this control deficiency remained a material weakness.

The Company continues to invest significant effort and resources to eliminate these deficiencies in internal controls, and will continue to do so throughout 2005. We will not, however, be in a position to change our current assessment of internal controls until we perform a comprehensive assessment of such controls as part of our 2005 Sarbanes-Oxley Section 404 procedures later this year and into early 2006.

Closing Cycle

The aforementioned weaknesses in our revenue cycle also affected our closing cycle for the fiscal year ended December 31, 2004 and for the fiscal quarters ended March 31 and June 30, 2005. The manual processes referred to above were performed substantially by our accounting and finance staff, with some reliance on outside consultants, who are the same individuals who are involved in the normal closing cycle. As a result, our quarterly close processes were affected in that less time was available from our staff for normal closing and review procedures, and these procedures are an important component of our controls surrounding the closing process. This situation was exacerbated by the fact that we replaced our corporate controller on January 11, 2005. We believe that these demands on the time of our staff and their overall workload resulted in inadequate staffing and supervision in our accounting and finance departments, which the Company believes continued to constitute a significant deficiency in our internal controls as of June 30, 2005 and, taken together with the material weaknesses relating to the revenue cycle discussed above, remained an additional material weakness in our internal controls over financial reporting as of June 30, 2005.

Through the second fiscal quarter of 2005, we have taken steps to bolster the personnel involved in the closing cycle and have initiated what we believe to be improved processes and a better delineation of duties. While there can be no assurance in this regard, we expect that these steps will eliminate this material weakness in 2005. Until that time, we will continue to rely on manual processes and require additional commitment of resources to the closing process to produce our financial records and reports.

As a result of the material weaknesses relating to our revenue cycle and our closing cycle noted above, management has concluded that as of June 30, 2005, the Company did not maintain effective internal control over financial reporting.

Other than the actions mentioned above, there has been no change to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

While management believes that it has taken the appropriate steps to remediate the above material weaknesses by the end of 2005, there can be no assurance that this will occur.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board of Directors. As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act of 1934). Based on the material weaknesses in internal controls over financial reporting discussed above, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In January 2004, Mr. James Durham, the Company’s former Chief Executive Officer, filed an amended complaint against us in the Superior Court of the State of California, Marin County, alleging a breach of his SERP contract and a breach of good faith and fair dealing under this contract. This amended complaint seeks payment of his lump sum SERP benefits, interest, attorneys’ fees, and other relief. On January 30, 2004, this matter was moved to the United States District Court, Northern District of California. On May 6, 2005, the Court, over our objection, entered judgment in favor of Mr. Durham against us, in the total amount of $5,067,130, plus interest thereon, at the rate prescribed by 28 U.S.C. §1961 accruing after that date. On July 6, 2005, the Company settled its litigation with Mr. James Durham. Under the terms of the Settlement Agreement and General Release (“Settlement Agreement”) between the parties, the Company made an immediate cash payment of approximately $3.6 million to Mr. Durham and issued a Negotiable Promissory Note (the “Note”) to Mr. Durham in the principal amount of $1.4 million and with an interest rate of 5.12% per annum. As of June 30, 2005, the Company has fully accrued for the payment. The timing of payments under the Note is linked to the Company’s realization of amounts invested in a split-dollar insurance arrangement (the “Split -Dollar Policy”) with Mr. Durham. The immediate payment of $3.6 million was funded principally by the liquidation of certain assets earmarked for such purpose in the amount of $3.1 million, and payment of $0.5 million out of operating cash. The Company’s obligations under the Note are secured by a collateral assignment of the Company’s rights under the Split-Dollar Policy and certain related agreements. The Settlement Agreement includes various releases from both parties.

On November 15, 2004, the company received a letter from MedCath Incorporated (“MedCath”), which provided notice of MedCath’s decision to terminate the Master Software License and Services Agreement, dated November 20, 2002, by and between QuadraMed Affinity and MedCath (the “Contract”). On or about November 15, 2004, MedCath filed a complaint against us in the North Carolina Superior Court, County of Mecklenburg. In its complaint, MedCath alleges that we are in breach of the Contract due to uncured deficiencies in the products, and seeks at least $5 million in damages, plus litigation costs. We believe that these allegations are without merit and that the termination of the Contract is unwarranted. On December 9, 2004, we filed a motion to dismiss the MedCath complaint on the grounds that the complaint fails to state a claim upon which relief can be granted. We also filed a counterclaim against MedCath seeking no less than $1.14 million in unpaid amounts due to us, plus litigation costs, for MedCath’s breach of the Contract by failing to pay licensing fees due to the Company. A case management conference was held July 29, 2005 in the Superior Court before a judge to whom the case has been assigned. Although the Court has not issued a final case management order at this time, we anticipate that such an order will be issued shortly which, among other things, will schedule a hearing on our motion to dismiss for a date in late September, 2005, will provide for all fact discovery to be completed by April 15, 2006, will provide for all expert discovery to be completed by July 15, 2006, and will provide for the parties to submit the dispute to mediation by approximately April 30, 2006. We will continue to defend ourselves vigorously against any claim that we have breached the Contract and will seek redress through all applicable remedies for any injuries suffered by the Company in connection with this matter.

Item 6. Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K.

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report on Form10-Q.

(b)	Reports on Form 8-K.

On May 5, 2005, the Company filed a Form 8-K press release of May 4, 2005, announcing the release of the Company’s 2005 first quarter earnings on May 10, 2005.

On May 12, 2005, the Company filed a Form 8-K press release of May 10, 2005, announcing the Company’s 2005 first quarter earnings, and a follow-up press release regarding the reclassification of an item.

On July 7, 2005, the Company filed a Form 8-K press release of July 5, 2005, announcing Frank J. Pecaitis’s resignation as Senior Vice President, Client Development effective July 15, 2005.

On July 8, 2005, the Company filed a Form 8-K press release of July 7, 2005, announcing the settlement of the litigation with Mr. James D. Durham, former Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRAMED CORPORATION

Date: August 9, 2005	By:	/s/ LAWRENCE P. ENGLISH
Lawrence P. English
Chairman of the Board
Chief Executive Officer

Date: August 9, 2005	By:	/s/ JOHN C. WRIGHT
John C. Wright
Chief Financial Officer

EXHIBIT INDEX

Certain of the following exhibits have been previously filed with the SEC and are incorporated herein by reference from the document described in parentheses. Certain others are filed herewith.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of June 30, 2004, by and among QuadraMed Corporation, Sawgrass, LLC, Tempus Software, Inc. and each of the shareholders of Tempus Software, Inc. (Exhibit 2.1 to our Current Report on Form 8-K as filed with the SEC on July 15, 2004.)
3.1	Amended and Restated Bylaws of QuadraMed. (Exhibit 3.1 to our current report on 8-K filed with SEC on November 1, 2004.)
3.2	Third Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.5 to our Annual Report Amended on Form 10-Q/A, as filed with the SEC on August 24, 1998.)
3.3	Amendment to the Third Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.3 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)
3.4	Certificate of Designation, Powers, Preferences and Rights of the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 3.1 to our Current Report on Form 8-K as filed with the SEC on June 17, 2004)
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Common Stock certificate. (Exhibit 4.2 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)
4.3	Purchase Agreement, dated as of April 27, 1998, by and among QuadraMed Corporation and the Initial Purchasers named therein. (Exhibit 1.1 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)
4.4	Securities Purchase Agreement, dated as of April 17, 2003, among QuadraMed Corporation and certain investors listed on the signature pages attached thereto. (Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)
4.5	Form of Note. (Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)
4.6	Warrant Agreement dated as of April 17, 2003, by and between QuadraMed Corporation and The Bank of New York, as warrant agent. (Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)
4.7	Indenture, dated as of April 17, 2003, between QuadraMed Corporation and the Bank of New York, as trustee. (Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)
4.8	Registration Rights Agreement, dated as of April 17, 2003, among QuadraMed, the investors listed on the signature pages thereto, and Philadelphia Brokerage Corporation. (Exhibit 4.5 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)
4.9	Security Agreement, dated as of April 17, 2003, made by QuadraMed Corporation in favor of The Bank of New York, as collateral agent. (Exhibit 4.6 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)
4.10	Form of Warrant to Purchase Common Stock. (Exhibit 4.11 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

Exhibit Number	Exhibit Description
4.11	Subordinated Indenture, dated as of May 1, 1998, between QuadraMed and The Bank of New York. (Exhibit 4.6 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)
4.12	Officers’ Certificate delivered pursuant to Sections 2.3 and 11.5 of the Subordinated Indenture. (Exhibit 4.7 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)
4.13	Registration Rights Agreement dated April 27, 1998, by and among QuadraMed and the Initial Purchasers named therein. (Exhibit 4.8 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)
4.14	Form of Global Debenture. (Exhibit 4.9 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)
4.15	Form of Certificated Debenture. (Exhibit 4.10 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)
4.16	Registration Rights Agreement dated as of June 30, 2004, by and between QuadraMed and the shareholders identified on the signature pages thereto. (Exhibit 4.1 to our Current Report on Form 8-K as filed with the SEC on July 15, 2004.)
4.17	Form of Preferred Stock certificate for the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 4.17 to our Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25, 2004.)
10.1	1996 Stock Incentive Plan of QuadraMed. (Exhibit 10.1 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)
10.2	1996 Employee Stock Purchase Plan of QuadraMed. (Exhibit 10.2 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)
10.3	Summary Plan Description, QuadraMed Corporation 401(k) Plan. (Exhibit 10.3 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)
10.4	Form of Indemnification Agreement between QuadraMed and its directors and executive officers. (Exhibit 10.4 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)
10.5	1999 Supplemental Stock Option Plan for QuadraMed. (Exhibit 10.5 to our annual report on Form 10-K, as filed with the SEC on March 30, 2000, as amended by May 1, 2000.)
10.6	2004 Stock Compensation Plan of QuadraMed. (Exhibit 4.36 to our Registration Statement on Form S-8, No. 333-118581, as filed with the SEC on August 26, 2004.)
10.7	Separation Agreement dated June 12, 2000, between James D. Durham and QuadraMed. (Exhibit 10.64 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

Exhibit Number	Exhibit Description
10.8	Employment Agreement dated June 12, 2000, between Lawrence P. English and QuadraMed. (Exhibit 10.66 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

10.9	Amendment of Employment Agreement dated September 20, 2001, between Lawrence P. English and QuadraMed. (Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.10	Employment Agreement dated April 1, 1999, between Michael S. Wilstead and QuadraMed. (Exhibit 10.53 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the SEC on August 16, 1999.)

10.11	Amendment of Employment Agreement dated September 20, 2001, between Michael S. Wilstead and QuadraMed. (Exhibit 10.9 to our Quarterly Report on form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.12	Employment Agreement dated August 16, 2000, between Dean Souleles and QuadraMed. (Exhibit 10.67 to our annual report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on April 2, 2001.)

10.13	Amendment of Employment Agreement dated September 19, 2001, between Dean Souleles and QuadraMed. (Exhibit 10.7 to our Quarterly Report on form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.14	Second Amendment of Employment Agreement dated November 8, 2002, between Dean Souleles and QuadraMed. (Exhibit 10.14 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.15	Employment Agreement dated June 1, 2001, between Frank Pecaitis and QuadraMed. (Exhibit 10.16 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.16	Lease dated November 19, 1998 for facilities located at 22 Pelican Way, San Rafael, California. (Exhibit 1.7 to our Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC on March 30, 2000.)

10.17	Lease dated November 26, 2001 for facilities located at 1050 Los Vallecitos Boulevard, San Marcos, California. (Exhibit 10.18 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.18	Lease dated June 15, 2001 for facilities located at 12110 Sunset Hills Road, Reston, Virginia. (Exhibit 10.19 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.19	Employment Agreement dated July 9, 2003, between John C. Wright and QuadraMed Corporation. (Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

10.20	Inducement Stock Agreement dated July 9, 2003, by and between John C. Wright and QuadraMed Corporation. (Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

Exhibit Number	Exhibit Description
10.21	Restricted Stock Agreement dated July 9, 2003, by and between John C. Wright and QuadraMed Corporation. (Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

10.22	Amendment of Employment Agreement dated October 5, 2003, by and between Charles J. Stahl and QuadraMed Corporation. (Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

10.23	Stock Issuance Agreement dated December 30, 2003, by and between Lawrence P. English and QuadraMed Corporation. (Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

10.24	Stock Issuance Agreement dated December 30, 2003, by and between Michael S. Wilstead and QuadraMed Corporation. (Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

10.25	Value Added Remarketing Agreement dated June 26, 1989, by and between InterSystems Corporation and the Compucare Company. (Exhibit 10.28 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25, 2004.)

10.26	Amendment to VAR Agreement between QuadraMed Affinity Corporation and InterSystems Corporation. (Exhibit 10.29 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25, 2004.)

31.1**	Section 302 Certification—CEO

31.2**	Section 302 Certification—CFO

32.1**	Section 906 Certification—CEO

32.2**	Section 906 Certification—CFO

**	Filed herewith