Form 10-Q
period 2005-09-30
QUADRAMED CORP
filed 2005-11-09
CIK 1018833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

Or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

  FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 001-32283

QUADRAMED CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	52-1992861
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

12110 SUNSET HILLS ROAD, SUITE 600, RESTON, VIRGINIA	20190
(Address of Principal Executive Offices)	(Zip Code)

(703) 709-2300

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of September 30, 2005, there were 40,683,388 shares of the Registrant’s common stock outstanding, par value $0.01.

QUADRAMED CORPORATION

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$33,992	$22,429
Accounts receivable, net of allowance for doubtful accounts of $4,597 and $3,303, respectively	26,062	25,550
Unbilled and other receivables	3,092	6,603
Notes and other receivables	563	832
Prepaid expenses and other current assets	9,425	8,001

Total current assets	73,134	63,415
Restricted cash	2,350	3,889
Property and equipment, net	4,122	5,129
Capitalized software development costs, net	698	1,427
Goodwill	25,983	25,983
Other intangible assets, net	8,413	12,451
Other long-term assets	4,631	7,116

Total assets	$119,331	$119,410

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$4,017	$4,501
Accrued payroll and related	9,624	7,637
Other accrued liabilities	8,728	8,549
Dividends payable	10,311	13,780
Deferred revenue	50,025	44,040

Total current liabilities	82,705	78,507
Accrued exit cost of facility closing	4,021	2,898
Other long-term liabilities	2,482	5,366

Total liabilities	89,208	86,771

Stockholders’ equity
Preferred stock, $0.01 par, 5,000 shares authorized, 4,000 shares issued and outstanding	87,008	83,412
Common stock, $0.01 par, 150,000 shares authorized; 40,683 and 40,043 shares issued and outstanding, respectively	407	400
Additional paid-in-capital	302,044	301,231
Deferred compensation	—	(1,870)
Accumulated other comprehensive loss	(168)	(124)
Accumulated deficit	(359,168)	(350,410)

Total stockholders’ equity	30,123	32,639

Total liabilities and stockholders’ equity	$119,331	$119,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended, September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue
Services	$2,824	$2,924	$9,448	$8,947
Maintenance	13,767	12,839	41,152	36,149
Installation and other	3,196	3,276	8,300	9,837

Services and other revenue	19,787	19,039	58,900	54,933
Licenses	10,009	9,562	30,143	33,236
Hardware	250	2,175	2,061	7,723

Total revenue	30,046	30,776	91,104	95,892

Cost of revenue
Cost of services and other revenue	7,326	7,670	21,764	22,976
Royalties and other	2,385	2,173	6,811	7,637
Amortization of acquired technology and capitalized software	1,014	791	3,073	2,142

Cost of license revenue	3,399	2,964	9,884	9,779
Cost of hardware revenue	682	1,829	2,190	5,435

Total cost of revenue	11,407	12,463	33,838	38,190

Gross margin	18,639	18,313	57,266	57,702

Operating expense
General and administration	8,340	7,765	20,625	24,328
Software development	7,812	7,137	23,253	21,082
Sales and marketing	3,160	5,962	10,727	17,787
Amortization of intangible assets and depreciation	1,087	1,106	3,793	3,132
Loss on lease obligation	1,066	—	1,066	—

Total operating expenses	21,465	21,970	59,464	66,329

Loss from operations	(2,826)	(3,657)	(2,198)	(8,627)

Other income (expense)
Interest expense, includes non-cash charges of $383, $235 and $740, $1,717	(403)	(283)	(763)	(4,662)
Interest income	223	107	444	351
Other income (expense), net	(21)	17	(37)	134
Loss on retirement of debt	—	(11,726)	—	(14,871)
Benefit (provision) for income taxes	(114)	(1)	(128)	161

Other income (expense)	(315)	(11,886)	(484)	(18,887)

Net loss from continuing operations	$(3,141)	$(15,543)	$(2,682)	$(27,514)
Loss from discontinued operations	(817)	(748)	(2,503)	(2,988)

Net loss	$(3,958)	$(16,291)	$(5,185)	$(30,502)
Preferred stock accretion	(1,207)	(1,348)	(3,573)	(1,348)

Net loss attributable to common shareholders	$(5,165)	$(17,639)	$(8,758)	$(31,850)

Income (loss) per share-basic and diluted
Continuing operations	(0.11)	(0.42)	(0.15)	(0.83)
Discontinued operations	(0.02)	(0.02)	(0.07)	(0.09)

Net income (loss)	$(0.13)	$(0.44)	$(0.22)	$(0.92)

Weighted average shares outstanding
Basic and diluted	40,684	39,779	40,407	34,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	(Share #) Preferred Stock	Preferred Stock	(Share #) Common and Treasury Stock	Common and Treasury Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (loss) and Accumulated Deficit	Total Stockholder’s Equity
Balance, December 31, 2004	4,000	$83,412	40,043	$400	$301,231	$(1,870)	$(350,534)	$32,639
Issuance of common stock	—	—	640	7	813	—	—	820
Accretion of preferred stock	—	3,573	—	—	—	—	—	3,573
Amortization of deferred compensation	—	—	—	—	—	1,870	—	1,870
Other	—	23	—	—	—	—	(44)	(21)
Net loss	—	—	—	—	—	—	(8,758)	(8,758)

Balance, September 30, 2005	4,000	$87,008	40,683	$407	$302,044	$—	$(359,336)	$30,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Cash flows from operating activities
Net loss attributable to common shareholders	$(5,165)	$(17,639)	$(8,758)	$(31,850)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,465	2,398	9,478	8,044
Preferred stock accretion	1,207	—	3,573	—
Loss on retirement of debt	—	12,569	—	14,871
Exit cost of facility closing and other costs	1,066	—	1,066	—
Impairment and other charges for Financial Services Division	817	—	1,731	—
Gain on sale of assets	(383)	—	(383)	—
Provision for bad debts and other	879	1,923	1,704	3,015

Changes in assets and liabilities:
Accounts receivable	4,447	620	(2,170)	4,728
Prepaid expenses and other	1,728	559	4,718	957
Accounts payable and accrued liabilities	310	2,395	(2,881)	(3,687)
Deferred revenue	(2,331)	(4,852)	6,065	(5,796)

Cash provided by (used in) operating activities	6,040	(2,027)	14,143	(9,718)
Cash flows from investing activities
Proceeds from sale of assets and available-for-sale securities	446	38	345	114
Decrease in restricted cash	8	3	1,539	1,560
Acquisition of Détente	—	—	—	(4,074)
Acquisition of Tempus	—	(96)	—	(5,148)
Capital expenditures	(297)	(1,176)	(1,101)	(3,469)

Cash provided by (used in) investing activities	157	(1,231)	783	(11,017)
Cash flows from financing activities
Proceeds from issuance of common stock and other	239	193	845	1,763
Proceeds from issuance of preferred stock, net of issuance cost	—	(11)	—	96,120
Payment of preferred stock dividends	(1,458)	—	(4,208)	—
Repayments under notes and subordinated debentures	—	(62,322)	—	(88,090)
Foreign currency translation effect on cash equivalents	—	30	—	30

Cash provided by (used in) financing activities	(1,219)	(62,110)	(3,363)	9,823

Net increase (decrease) in cash and cash equivalents	4,978	(65,368)	11,563	(10,912)
Cash and cash equivalents, beginning of period	29,014	91,400	22,429	36,944

Cash and cash equivalents, end of period	$33,992	$26,032	$33,992	$26,032

Supplemental disclosure of cash flow information
Cash paid for interest	—	1,767	—	4,249
Net cash (refunded) paid for taxes	—	2	—	(161)
Supplemental disclosure of non cash flow information
Issuance of common stock upon acquisition of Tempus	—	(1)	—	7,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

Our products are designed to eliminate paper, improve processes, and decrease errors through the efficient management of patient clinical and financial records. They are suitable for acute care hospitals, specialty hospitals, Veterans Health Administration facilities and associated/affiliated businesses such as outpatient clinics, long-term care facilities, and rehabilitation hospitals and are used by healthcare organizations of varying size—from small single entity hospitals to large multi-facility care delivery organizations. Our products are sold as standalone, bundled, or fully integrated software packages. We have, in the past, provided services to support a hospital’s collection of receivables and its administration of contractual reimbursements from managed care companies; however, this segment of our business was discontinued in the first quarter of 2005.

Since 2004 we have been managed in two distinct segments, the Software Division and the Financial Services Division. In February 2004, we acquired Détente Systems Pty Limited of Sydney, Australia, a vendor of laboratory management software (“Détente”), and in June 2004 we acquired Tempus Software, Inc. of Jacksonville, Florida, a vendor of enterprise-wide hospital scheduling software (“Tempus”). The operations of both Tempus and Détente have been rolled into our Software Division. On December 15, 2004, QuadraMed announced the closing of the Financial Services Division; its operations ceased to exist in February 2005. Beginning 2005, the Company considers itself to be in a single reporting segment, specifically the software segment, as a result of the discontinued operations of the Financial Services Division in the first quarter of 2005. The financial results for these operating segments for prior periods have been reclassified to conform to the current period presentation.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. It is suggested that these interim financial statements be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended. In the opinion of management, the condensed consolidated financial statements for the periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results for the entire year ending December 31, 2005.

Principles of Consolidation

These condensed consolidated financial statements include our accounts and all our significant business divisions and subsidiaries. Since February 2004, results of operations of Détente have been included in the

Company’s condensed consolidated statements of operations, and the results of operations of Tempus have been included in the Company’s consolidated statements of operations since July 2004. All significant intercompany accounts and transactions between the Company and our subsidiaries have been eliminated in the consolidated financial statements.

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

The Company’s license revenue consists of fees for licenses of proprietary and third-party software. Cost of license revenue primarily includes the costs of third party software and royalties, and amortization of acquired technology and capitalized software. The Company’s services revenue consists of maintenance, software installation, customer training and consulting services related to our license revenue. Cost of services consists primarily of salaries, benefits, and allocated costs related to providing such services. Hardware revenue includes third party hardware used to support our software installations. Cost of hardware revenue consists of third party equipment and installation.

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

Hardware revenue is generated primarily from transactions in which customers purchased bundled solutions that included the Company’s software and third party hardware. If the bundled solution includes services that provide significant modification, installation or customization, contract accounting is applied in accordance with SOP 81-1, whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. Otherwise, hardware revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. This generally results from deferred maintenance, software installation, consulting and training services not yet rendered and license revenue deferred until all revenue requirements have been met or as services have been performed. Additionally, there are term-based licenses for which revenues are recognized over the term of the contract, which is generally one year. Unbilled receivables are established when revenue is deemed to be recognized based on QuadraMed’s revenue recognition policy; however the Company does not have the right to bill the customer per the contract terms.

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

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method may have a significant impact on the Company’s result of operations as we will be required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) permits public companies to adopt its requirements using either the “modified prospective” method or the “modified retrospective” method. The Company expects to adopt SFAS No. 123(R) using the modified-prospective method. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. The Company is currently evaluating the impact on its financial statements upon the adoption of SFAS No. 123(R), see Note 11.

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

NOTE 4. CLOSING AND DISCONTINUED OPERATION OF FINANCIAL SERVICES DIVISION

Due to increasing operating losses in our Financial Services Division, and the lack of a qualified buyer for the business, we announced the shutdown of this division on December 15, 2004, which was completed on February 14, 2005. In connection with the shutdown, we recorded an impairment charge of $3.3 million in the fourth quarter of 2004, comprising severance expense of $414,000, write-off of intangible assets of $820,000, write-off of purchased software of $1.85 million and write-off of leasehold improvement of $246,000.

In the first nine months of 2005, the Company recorded a charge of approximately $1.8 million in connection with our future obligations under the division’s San Marcos, California lease, net of estimated sublease income. The lease for this facility terminates in May 2008; our annual expense under the lease is approximately $778,000, and we are actively seeking a qualified subtenant for the property. We have estimated the facility closing costs based upon current market information available related to potential sublease rental income, sublease commission costs, and the length of time expected to secure a sublease.

The results of operations for the Financial Services Division are presented as a discontinued operation in 2005. The Financial Services Division’s operating results were as follows (in thousands):

	For the Nine Months Ended September 30,
	2005	2004
Revenues	$223	$4,547

Loss from operation	(772)	(2,988)
Exit cost of facility closing	(1,849)	—
Other	118	—

Total loss	$(2,503)	$(2,988)

The following table sets forth a summary of the exit cost of facility closing, and the accrued facility cost as of September 30, 2005:

For the Nine Months Ended September 30, 2005
Exit cost of facility closing accrued as of December 31, 2004	$4,048
Add: exit cost of facility closing related to Financial Services Division as of February 2005	1,032
Add: Exit cost for facility closing of former headquarters	1,066
Add: Exit cost for facility closing related to Financial Services Division as of September 2005	817
Less: Payments made in the first nine months of 2005	(1,074)

Exit cost of facility closing accrued as of September 30, 2005	$5,889

Short-term	1,868
Long-term	4,021

Total	$5,889

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

NOTE 5. REDUCTION IN FORCE

During the first quarter of fiscal year 2005, the Company announced a corporate reorganization and a reduction in our workforce of some 95 positions. The Company recorded a severance charge of $531,000 related to terminated employees. As of September 30, 2005, approximately $18,000 of this amount remains unpaid.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets for the nine-month period ended September 30, 2005 were as follows (in thousands):

	As of December 31, 2004	Q1 2005 Activity	Q2 2005 Activity	Q3 2005 Activity	As of September 30, 2005
Cost
Capitalized software	$13,445	$—	$—	$(402)	$13,043
Goodwill	37,896	—	—	—	37,896
Other intangible assets	30,486	—	—	—	30,486

	81,827	—	—	(402)	81,425
Accumulated amortization
Capitalized software	$(12,018)	$(254)	$(243)	$170	$(12,345)
Goodwill	(11,913)	—	—	—	(11,913)
Other intangible assets	(18,035)	(1,362)	(1,349)	(1,327)	(22,073)

	(41,966)	(1,616)	(1,592)	(1,157)	(46,331)
Net book value
Capitalized software	$1,427	$(254)	$(243)	$(232)	$698
Goodwill	25,983	—	—	—	25,983
Other intangible assets	12,451	(1,362)	(1,349)	(1,327)	8,413

	$39,861	$(1,616)	$(1,592)	$(1,559)	$35,094

Amortization of acquired technology, a component of other intangible assets, for the three and nine months ended September 30, 2005 and 2004 was $781,000, $174,000 and $2.3 million, $543,000, respectively, and was included in cost of license revenue. There were no impairment charges recorded during the nine months ended September 30, 2005 or 2004.

NOTE 7. SERIES A PREFERRED STOCK

On June 17, 2004, QuadraMed issued 4.0 million shares of Series A Cumulative Mandatory Convertible Preferred Stock (the “Series A Preferred Stock”) in a private, unregistered offering to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933. The Series A Preferred Stock was sold for $25 per share, and QuadraMed used the $96.1 million of net proceeds of the offering to repurchase all of our Senior Secured Notes due 2008 (the “2008 Notes”) and our 5.25% Convertible Subordinated 2005 Notes (the “2005 Notes”), together with accrued interest and related redemption premiums; the remainder was used for general corporate purposes.

The Series A Preferred Stock holders do not have any relative, participating, optional or other voting rights and powers, except that (i) if four quarterly dividend payments are in arrears, such holders are entitled to elect two substitute directors to the Board of Directors at any annual or special meeting, and (ii) in certain circumstances, such holders are entitled to vote on the authorization or creation of securities ranking on par with or above the Series A Preferred Stock, certain amendments to the Certificate of Incorporation or the Certificate of Designation for the Series A Preferred Stock, and the incurrence of new senior indebtedness in an aggregate principal amount exceeding $8 million. Prior to the authorization or creation of, or increase in the authorized amount of, any shares of any class or series (or any security convertible into shares of any class or series) ranking senior to or on par with the Series A Preferred Stock in the distribution of assets upon any liquidation, dissolution or winding up of QuadraMed or in the payment of dividends, QuadraMed must have the affirmative vote of a majority of any outstanding shares of the Series A Preferred Stock (along with any shares of every other series or class of common stock ranking on par with the Series A Preferred Stock having like voting rights). In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, before any payment or distribution of the Company’s assets is made or set apart for the holders of common stock or any other class or series of shares of the Company’s capital stock ranking junior to the Series A Preferred Stock as to the payment of dividends or as to the distribution of assets upon liquidation, dissolution or winding up, the holders of the Series A Preferred Stock shall be entitled to receive a liquidation preference of $25 per share plus an amount equal to all dividends (whether or not earned or declared) accumulated, accrued and unpaid to the date of final distribution. However, for purposes of the foregoing provision, (1) a consolidation or merger of the Company with one or more entities, (2) a statutory share exchange or (3) a sale or transfer of all or substantially all of the Company’s assets shall not be deemed to be a liquidation, dissolution or winding up of the Company.

The Series A Preferred Stock is entitled to quarterly dividends of $0.34 (5.5% per annum) and is convertible into shares of common stock of the Company at a conversion price of $3.10, equivalent to a conversion rate of 8.0645 shares of common stock for each share of Series A Preferred Stock. The initial conversion price of $3.40 (conversion rate of 7.3529 shares of common stock for each share of Series A Preferred Stock) decreased to $3.10 as of August 1, 2005, pursuant to the terms of the Certificate of Designation relating to the Series A Preferred Stock, as the volume weighted average of the daily market price per share during a period of 30 consecutive trading days equaled $2.75 or less during the one year period beginning on the first anniversary of the issue date. Additionally, as provided in the Certificate of Designation, because the Company had not as of June 15, 2005, completed the registration of the Series A Preferred Stock with the SEC, the dividend rate for such stock increased to $0.40625 per quarter ($1.625 per annum) on June 16, 2005, and such rate will apply until the date the stock is registered. The Company has the right to demand conversion on or after May 31, 2007, in the event the volume weighted average of the daily market price per share during a period of 20 consecutive trading days equals or exceeds $5.10.

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

As a result of the aforementioned feature, at the date of issuance of the Series A Preferred Stock, the Company recorded dividends payable of $15.2 million, which represents the present value of the three-year dividends. The present value adjustment of $1.3 million is being amortized over three years as interest expense using the effective interest rate method. For the nine month period ended September 30, 2005, approximately $740,000 was recorded as interest expense.

The carrying value of the Series A Preferred Stock was also reduced by $15.2 million, which represents the imputed discount on the Series A Preferred Stock and which is being accreted over three years using the effective interest rate method. For the nine months ended September 30, 2005, approximately $3.6 million was accreted and charged to accumulated deficit. If any Series A Preferred Stock shares are converted prior to the end of the three-year period, the related accretion will be accelerated. The Company determined that there was no beneficial conversion feature attributable to the Series A Preferred Stock.

The following table summarizes the Series A Preferred Stock activities (in thousands):

		As of September 30, 2005
Total issued		$100,000
Less: Issuance cost		(3,856)
Less: Unaccreted discount
Original present value of discount	(15,174)
2005 preferred stock accretion	3,573
Prior preferred stock accretion	2,465	(9,136)

Carrying value of Preferred Stock at September 30, 2005		$87,008

NOTE 8. LONG-TERM DEBT

In June 2004, the Company commenced, with net proceeds from the Series A Preferred Stock offering, a cash tender offer to purchase all of its outstanding 2008 Notes and 2005 Notes. In the quarter ended September 30, 2004, a principal balance of $15.1 million of the 2008 Notes was retired with a premium of $754,000 (5%) and a principal balance of $11.9 million of the 2005 Notes was retired with a premium of $89,000 (0.75%). As a result, the Company wrote off prorated portions of debt offering costs and the discount on the 2008 Notes and recorded a $3.1 million loss on the retirement of Notes. In the quarter ended September 30, 2004, the Company retired the remaining $58.8 million of the 2008 Notes and $56,000 of the 2005 Notes. The total cash payment in July 2004 was $63.2 million, which includes additional interest expense of $54,000. Total loss recorded on the retirement of debt during the third quarter of 2004 was approximately $11.7 million, which includes redemption premiums of $2.9 million and write-offs of remaining balances of debt offering costs of $577,000, the discount relative to the 2008 Notes of $7.9 million, and the effective interest rate adjustment of $339,000.

NOTE 9. RESTRICTED STOCK GRANTS

During the three and nine months ended September 30, 2005, 100,000 shares of common stock were issued as restricted stock grants. During the three and nine months ended September 30, 2004, zero and 50,000 shares of common stock were issued as restricted stock at no exercise price as provided for under QuadraMed’s 1996 Stock Plan. The grants were made to certain senior executives for no monetary consideration. The majority of the Company’s restricted shares fully vest over three to four years. QuadraMed has recorded the fair value of the restricted shares on the date they were granted as deferred compensation within the Stockholders’ Equity section of the Consolidated Balance Sheets. This amount is amortized over the vesting period. Compensation expense associated with the grants of restricted stock total $137,000 and $226,000 during the three months ended September 30, 2005 and 2004 respectively, and $420,000 and $799,000 during the nine months ended September 30, 2005 and 2004, respectively. In addition to these amounts, $1,442,000 was charged to severance expense in the nine months ended September 30, 2005 relating to the early-vesting of restricted stock issued to former officers of the Company.

As of September 30, 2005, 775,000 issued restricted shares remained unvested. On December 31, 2005, pursuant to the Company’s Transition agreement with Lawrence P. English, its former Chief Executive Officer, the 675,000 shares of restricted stock owned by Mr. English will vest.

NOTE 10. NET LOSS PER SHARE AND COMPREHENSIVE LOSS

Basic loss per share is determined using the weighted average number of common shares outstanding during the period. Diluted loss per share is determined using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and conversion of the Series A Preferred Stock and subordinated debentures (using the as-converted method). Common equivalent shares are excluded from the diluted computation if their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands):

	Three months ended September 30,
	2005	2004
Numerator:
Net loss attributable to common shareholders	$(5,165)	$(17,639)

Denominator:
Weighted average number of common shares outstanding basic and diluted	40,684	39,779
Basic and diluted net loss per common share	$(0.13)	$(0.44)

	Nine months ended September 30,
	2005	2004
Numerator:
Net loss attributable to common shareholders	$(8,758)	$(31,850)

Denominator:
Weighted average number of common shares outstanding basic and diluted	40,407	34,621
Basic and diluted net loss per common share	$(0.22)	$(0.92)

As QuadraMed recorded net losses for both of the nine month periods ended September 30, 2005 and 2004, no common equivalent shares were included in diluted net loss per share calculation because they were anti- dilutive. If QuadraMed had reported net income, the calculation of diluted earnings per share would have included the following common stock equivalent shares from the indicated equity instruments (in thousands):

	Nine months ended September 30,
	2005	2004
Equity instruments:
Preferred stock	32,258	29,412
Warrants	3,265	3,273
Stock options	658	1,775

Total common stock equivalent shares	36,181	34,460

The components of QuadraMed’s comprehensive loss include the unrealized gain (loss) on available-for-sale securities and foreign currency translation adjustment. The following table sets forth the computation of comprehensive loss (in thousands):

	Nine months ended September 30,
	2005	2004
Net loss attributable to common shareholders	$(8,758)	$(31,850)
Unrealized loss	(44)	(39)
Foreign currency translation adjustment	(2)	30

Comprehensive loss	$(8,804)	$(31,859)

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values, using prescribed option-pricing models. Upon the adoption of SFAS No. 123(R) on January 1, 2006, pro forma disclosure is no longer an alternative. Accordingly, the adoption of SFAS No. 123(R)’s fair value method may have a significant impact on the Company’s result of operations. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The stock-based compensation disclosure within this Note sets out the impact of using fair value accounting for share-based payments for the nine months ended September 30, 2005 and 2004. However, the amounts disclosed within our footnote are not necessarily indicative of the amounts that will be expensed in future periods upon the adoption of SFAS No. 123(R). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In an effort to assess the impact of the adoption of SFAS No. 123(R), the Company has retained an independent consultant to assist in the determination of prescribed valuation criteria, evaluation of alternatives and analysis of core assumptions as required by the pronouncement.

QuadraMed has determined pro forma information regarding net income and earnings per share as if we had accounted for employee stock options under the fair value method as required by SFAS No. 123. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Had compensation cost for the Company’s stock option plan and employee stock purchase plan been determined consistent with SFAS No. 123, the Company’s reported net loss and net loss per share would have been changed to the amounts indicated below (in thousands except per share data):

	Three months ended September 30,
	2005	2004
Net loss attributable to common shareholders, as reported	$(5,165)	$(17,639)
Add: Stock-based employee compensation expense in reported net loss	139	266
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards,	(563)	(1,380)

Pro forma net loss	$(5,589)	$(18,753)

Basic and diluted net loss per common share, as reported	$(0.13)	$(0.44)
Basic and diluted net loss per common share, pro forma	$(0.14)	$(0.47)

	Nine months ended September 30,
	2005	2004
Net loss attributable to common shareholders, as reported	$(8,758)	$(31,850)
Add: Stock-based employee compensation expense in reported net income (loss)	1,030	1,236
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards,	(2,497)	(4,530)

Pro forma net loss	$(10,225)	$(35,144)

Basic and diluted net loss per common share, as reported	$(0.22)	$(0.92)
Basic and diluted net loss per common share, pro forma	$(0.25)	$(1.02)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Expected dividend yield	—	—
Expected stock price volatility	151.30%	119.40%
Risk-free interest rate	3.93%	3.41%
Expected life of options	3.47 years	4.28 years

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

NOTE 12. ADDITIONAL INFORMATION AS TO CERTAIN REVENUE AND EXPENSES

Included as a component of operating expenses for the three and nine months ended September 30, 2005 and 2004 are the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Settlement of litigation	$—	$—	$(700)	$—
Legal fees related to shareholder litigation	—	(127)	—	(807)
Life insurance proceeds	—	—	532	—
Insurance reimbursement	—	—	407	—
Mergers and acquisition costs	166	—	(406)	—
Executive stock expense for former officer	(850)	—	(1,442)	—
Severance costs and retention bonuses	(2,426)	—	(2,957)	(842)
Loss on lease obligations	(1,883)	—	(1,883)	—
Office relocation costs	—	—	—	(365)

Total	$(4,993)	$(127)	$(6,449)	$(2,014)

NOTE 13. MAJOR CUSTOMERS

No single customer accounted for more than 10% of total revenues in the three and nine months ended September 30, 2005. In the three and nine months ended September 30, 2004, one single customer, Micron Government Computer Systems, (“Micron”) accounted for 11% and 10% of total revenues respectively.

NOTE 14. LITIGATION AND OTHER MATTERS

On July 6, 2005, the Company settled its litigation with Mr. James Durham, its former Chief Executive Officer. Under the terms of the Settlement Agreement and General Release (“Settlement Agreement”) between the parties, the Company made an immediate cash payment of approximately $3.6 million to Mr. Durham and issued a Negotiable Promissory Note (the “Note”) to Mr. Durham in the principal amount of $1.4 million and with an interest rate of 5.12% per annum. The timing of payments under the Note is linked to the Company’s realization of amounts invested in a split-dollar insurance arrangement (the “Split-Dollar Policy”) with Mr. Durham. As of September 30, 2005, the Company has fully accrued for the payment. The immediate payment of $3.6 million was funded principally by the liquidation of certain assets earmarked for such purpose, in the amount of $3.1 million, and payment of $0.5 million out of operating cash. The Company’s obligations under the Note are secured by a collateral assignment of the Company’s rights under the Split-Dollar Policy and certain related agreements. The Settlement Agreement includes various releases from both parties.

On November 15, 2004, the Company received a letter from MedCath Incorporated (“MedCath”), which provided notice of MedCath’s decision to terminate the Master Software License and Services Agreement, dated November 20, 2002, by and between QuadraMed Affinity and MedCath (the “Contract”). On or about November 15, 2004, MedCath filed a complaint against us in the North Carolina Superior Court, County of Mecklenburg. In its complaint, MedCath alleges that we are in breach of the Contract due to uncured deficiencies in the products, and seeks at least $5 million in damages, plus litigation costs. We believe that these allegations are without merit and that the termination of the Contract is unwarranted. On December 9, 2004, we filed a motion to dismiss the MedCath complaint on the grounds that the complaint fails to state a claim upon which relief can be granted. We also filed a counterclaim against MedCath seeking no less than $1.14 million in unpaid amounts due to us, plus litigation costs, for MedCath’s breach of the Contract by failing to pay licensing fees due to the Company. A case management conference was held July 29, 2005 in the Superior Court before a judge to whom the case has been assigned. On August 15, 2005, the Court issued a case management order which, among other things, provides for all fact discovery to be completed by April 15, 2006, provides for all expert discovery to be completed by July 15, 2006, and provides for the parties to submit the dispute to mediation on or before April 30, 2006. On October 19, 2005, the Court issued an order denying our motion to dismiss. We will continue to defend ourselves vigorously against any claim that we have breached the Contract and will seek redress through all applicable remedies for any injuries suffered by the Company in connection with this matter.

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

	Three months ended September 30,
	2005		2004
Revenue
Services	$2,824	9%	$2,924	10%
Maintenance	13,767	46%	12,839	42%
Installation and other	3,196	11%	3,276	11%

Services and other	19,787	66%	19,039	62%
Licenses	10,009	33%	9,562	31%
Hardware	250	1%	2,175	7%

Total revenue	30,046	100%	30,776	100%

Cost of revenue
Cost of services and other	7,326	37%	7,670	40%
Royalties and other	2,385	24%	2,173	23%
Amortization of acquired technology and capitalized software	1,014	10%	791	8%

Cost of licenses	3,399	34%	2,964	31%
Cost of hardware	682	273%	1,829	84%

Total cost of revenue	11,407	38%	12,463	40%

Gross margin	18,639	62%	18,313	60%

Operating expenses
General and administration	8,340	28%	7,765	25%
Software development	7,812	26%	7,137	23%
Sales and marketing	3,160	11%	5,962	19%
Amortization of intangible assets and depreciation	1,087	4%	1,106	4%
Loss on lease Obligation	1,066	4%	—	0%

Total operating expenses	$21,465	71%	$21,970	71%

Loss from operations	$(2,826)		$(3,657)

	Nine months ended September 30,
	2005		2004
Revenue
Services	$9,448	10%	$8,947	9%
Maintenance	41,152	45%	36,149	38%
Installation and other	8,300	9%	9,837	10%

Services and other	58,900	65%	54,933	57%

Licenses	30,143	33%	33,236	35%

Hardware	2,061	2%	7,723	8%

Total revenue	91,104	100%	95,892	100%

Cost of revenue
Cost of services and other	21,764	37%	22,976	42%
Royalties and other	6,811	23%	7,637	23%
Amortization of acquired technology and capitalized software	3,073	10%	2,142	6%

Cost of licenses	9,884	33%	9,779	29%
Cost of hardware	2,190	106%	5,435	70%

Total cost of revenue	33,838	37%	38,190	40%

Gross margin	57,266	63%	57,702	60%

Operating expenses
General and administration	20,625	23%	24,328	25%
Software development	23,253	26%	21,082	22%
Sales and marketing	10,727	12%	17,787	19%
Amortization of intangible assets and depreciation	3,793	4%	3,132	3%
Loss on lease Obligation	1,066	1%	—	0%

Total operating expenses	$59,464	65%	$66,329	69%

Income (loss) from operations	$(2,198)		$(8,627)

Revenue

Total revenue. Total revenues for the three months ended September 30, 2005 were $30.0 million, a decrease of $0.8 or 2.6% from $30.8 million for the three months ended September 30, 2004. HIM revenues increased $1.8 million in the three months ended September 30, 2005 compared with the same period in 2004 due to an increase in license and installation revenue. In the three months ended September 30, 2005 Enterprise product revenues decreased by $2.2 million compared to the three months ended September 30, 2004 due to a $1.9 million decrease in hardware revenues, an $0.8 million decrease in license revenues, and a $0.5 million decrease in installation revenues which were partially offset by a $1.1 million increase in maintenance revenue. In the three months ended September 30, 2005 Government product revenues decreased by $0.2 million compared to the three months ended September 30, 2004 due to a decrease in installation and training revenues.

Total revenues for the nine months ended September 30, 2005 were $91.1 million, a decrease of $4.8 million or 5.0% from $95.9 million for the nine months ended September 30, 2004. There was a $5.4 million decrease in Affinity hardware revenue in 2005. Total revenue for the same period in the prior year included approximately $3.8 million in hardware revenue related to one customer. The 2004 acquisitions of Tempus and Détente contributed $5.4 million to revenue in 2005 compared to $2.6 million in 2004.

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

Services revenue of $2.8 million, or 9.4% of total revenue in the three months ended September 30, 2005 decreased $0.1 million, or 3.4%, from $2.9 million in the same period last year.

Services revenue of $9.4 million, or 10.0%, of total revenue in the nine months ended September 30, 2005 increased $0.5 million, or 5.6%, from $8.9 million in the same period last year. The increase in revenue of $0.5 million, mainly related to the growth in supplemental services provided to our existing Affinity customers, and an increase in service revenue in the MPI Services business. These increases were offset by a $0.4 million decline in service related work in PFS.

Maintenance revenue was $13.8 million in the three months ended September 30, 2005 compared to $12.8 million in the three months ended September 30, 2004, representing an increase of $1.0 million or 7.2%. Maintenance revenue, as a percentage of total revenue, was 45.8% and 41.7% in the three months ended September 30, 2005 and 2004, respectively. The increase in maintenance revenue is mainly due to increased number of contracts and periodic increases in rates, particularly in the Enterprise products.

Maintenance revenue was $41.1 million in the nine months ended September 30, 2005 compared to $36.1 million in the nine months ended September 30, 2004, representing an increase of $5.0 million or 13.8%. Maintenance revenue, as a percentage of total revenue, was 45.2% and 37.7% in the nine months ended September 30, 2005 and 2004, respectively. The increase in maintenance revenue is mainly due to increased number of contracts and periodic increases in rates, particularly in the Enterprise products and $2.4 million in additional maintenance revenue from the Tempus acquisition.

Installation and other services revenue decreased to $3.2 million in the three months ended September 30, 2005 from $3.3 million in the three months ended September 30, 2004. The installation revenue decrease is primarily due to a decrease in revenue from Affinity and other Enterprise products partially offset by an increase in HIM installation revenues in the period.

Installation and other services revenue decreased to $8.3 million in the nine months ended September 30, 2005 from $9.8 million in the nine months ended September 30, 2004. The installation and other service revenue decrease is primarily due to a decrease in revenue from Affinity and other Enterprise products partially offset by an increase in HIM and government installation revenues in the period.

Licenses. License revenue consists of fees and licenses of proprietary and third party software, all of which is marketed through our direct sales force. License revenue in the three months ended September 30, 2005 was $10.0 million, an increase of $0.4 million or 4.7% from $9.6 million in the corresponding period of 2004. License revenue, as a percentage of total revenue, was 33.3% and 31.1% in the three months ended September 30, 2005 and 2004, respectively. License revenue for Enterprise products decreased by approximately $0.8 million to $3.8 million in the three months ended September 30, 2005 from $4.6 million in the same quarter prior year. Affinity license revenue declined by $0.4 million from the third quarter of 2004 due to the completion of many contracts in 2004. License revenue for HIM products increased by $1.2 million in the three months ended September 30, 2005 to $3.6 million or 33.9% in the three months ended September 30, 2005 due to the completion of many contracts during the current quarter.

License revenue in the nine months ended September 30, 2005 was $30.1 million, a decrease of $3.1 million or 9.3% from $33.2 million in the corresponding period of 2004. License revenue, as a percentage of total revenue, was 33.1% and 34.7% in the nine months ended September 30, 2005 and 2004, respectively. License revenue for Enterprise products decreased by approximately $5.4 million to $12.1 million in the nine months ended September 30, 2005 from $17.5 million in the same period prior year. The decrease in Enterprise license revenue was the result of a decrease in new Affinity contracts and a reduction in revenue from PFS contracts. However, HIM license revenues increased $2.3 million to $10.0 million in the nine months ended September 30, 2005 from $7.7 million in the same period prior year. Government license revenue increased $0.2 million to $8.1 million in the nine months ended September 30, 2005 compared to $7.9 million in the nine months ended September 30, 2004.

Hardware. Hardware revenue consists of the sale of third party hardware purchased specifically for use by our customers. Hardware revenue decreased $1.9 million to $0.3 million in the three months ended September 30, 2005 from $2.2 million in the three months ended September 30, 2004. Hardware revenue, as a percentage of total revenue, was 0.8% and 7.1% in the three months ended September 30, 2005 and 2004, respectively.

Hardware revenue in the nine months ended September 30, 2005 was $2.1 million, a 73.3% decrease from $7.7 million in the nine months ended September 30, 2004. In the first quarter of 2004 the Company completed a significant Affinity contract which was signed at the end of fiscal year 2003 and resulted in a one-time increase in hardware revenue.

Revenue recognized for the three and nine months ended September 30, 2005 and 2004 includes:

•	amounts initially recorded as deferred revenue in which the Company has now completed its contractual commitments;

•	service revenue relating to installation and training, during the period; and

•	revenues recognized on a cash-basis after the Company’s contractual commitment has been completed.

The following table is a summary roll forward schedule of deferred revenue (in thousands):

	For the Three Months Ended September 30,
	2005	2004
Deferred revenue, beginning balance	$52,436	$50,325
Add: revenue deferred	26,672	20,658
Less: deferred revenue recognized	(29,083)	(25,511)

Deferred revenue, ending balance	$50,025	$45,472

	For the Nine Months Ended September 30,
	2005	2004
Deferred revenue, beginning balance	$44,040	$48,502
Add: revenue deferred	93,699	77,696
Less: deferred revenue recognized	(87,714)	(83,492)
Add: revenue acquired in acquisition	—	2,766

Deferred revenue, ending balance	$50,025	$45,472

Cost of Revenue

Cost of services and other. Cost of services and other consists of salaries and related expenses associated with services performed for customer support, installation, maintenance and consulting services. Cost of services and other for the quarter ended September 30, 2005 of $7.3 million was $0.4 million less than the $7.7 million in the corresponding period of 2004. As a percentage of services and other revenue, cost of services and other was 37.1% and 40.3% for the three months ended September 30, 2005 and 2004, respectively. The decrease was primarily due to a decrease in non-wage related costs.

Cost of services and other for the nine months ended September 30, 2005 of $21.8 million was $1.2 million less than the $23.0 million in the corresponding period of 2004. As a percentage of services and other revenue, cost of services and other was 37.0% and 41.8% for the nine months ended September 30, 2005 and 2004, respectively. The decrease was primarily due to a decrease in personnel and non-wage costs.

Cost of licenses. Cost of licenses consists primarily of the cost of third party software, royalties and amortization of capitalized software and acquired technology. A significant percentage of our total cost of revenue is attributable to the cost of third party software royalties and licenses relating to software embedded within our software applications. Generally, third party royalty fees fluctuate based on revenue or the number of the Company’s customers and therefore will fluctuate on a quarter to quarter basis. Cost of licenses in the three months ended September 30, 2005 of $3.4 million, increased $0.4 million compared to $3.0 million for the same period of 2004. As a percentage of license revenue, cost of licenses was 34.0% and 31.0% for the three months ended September 30, 2005 and 2004, respectively.

Cost of licenses in the nine months ended September 30, 2005 of $9.9 million, increased $0.1 million compared to $9.8 million for the same period of 2004. Acquired software amortization costs increased $1.7 million and costs of third party royalties increased by $0.5 million. These cost increases were offset by a $2.1 million decrease in cost of third party software licenses and other expenses. As a percentage of license revenue, cost of licenses was 32.9% and 29.4% for the nine months ended September 30, 2005 and 2004, respectively.

Cost of hardware. Cost of hardware consists of third party hardware and installation costs. Cost of hardware in the three months ended September 30, 2005 was $0.7 million, a decrease of $1.1 million compared to $1.8 million for the same period last year.

During the nine months ended September 30, 2005 cost of hardware was $2.2 million, a decrease of $3.2 million, compared to $5.4 million for the same period last year. Cost of hardware in the first quarter of 2004 was unusually high due to a large hardware sale to a single Affinity customer, the revenue for which was also recorded in that period.

Gross Margin

Overall, gross margin increased to 62% for the three months ended September 30, 2005 from 59.5% for the same period in 2004. Gross margin on license revenue declined to 66.0% in the three months ended September 30, 2005 from 69.0% in the three months ended September 30, 2004. Gross margin on services and other revenue improved from 59.7% to 62.9% due to increased maintenance revenue and the 2005 reorganization, resulting in decreased costs. The margin on hardware revenue declined from 15.9% to a negative percentage in the three month period ending September 30, 2005. This is due primarily to certain adjustments to hardware revenue and hardware expense resulting from related account reconciliations in the current quarter.

Overall, gross margin improved from 60.2% for the nine months ended September 30, 2004 to 62.9% for the nine month period ended September 30, 2005. Gross margin on license revenue declined from 70.6% to 67.2% for the respective periods due to increased amortization of acquired technology in 2005 that resulted from the 2004 acquisitions of Détente and Tempus and additional third party license and royalty costs. Gross margin on services and other revenue improved from 58.2% to 63.0% due to increased maintenance revenue and the 2005 reorganization, resulting in decreased costs. The margin on hardware revenue declined to a negative percentage in the nine months ended September 30, 2005. This is due primarily to certain adjustments to hardware revenue and hardware expense resulting from related account reconciliations in the current quarter. In addition, the relatively high 29.6% margin experienced for the nine months ended September 30, 2004 was due to a significant level of hardware revenue in the first quarter of 2004, which was almost all from a single contract, and which was unusually profitable.

Operating Expenses

General and administration. General and administration expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administration expense increased to $8.3 million in the third quarter of 2005 compared to $7.8 million in the same quarter in the prior year. As a percentage of total revenue, general and administration expense was 28.8% and 25.2% for the three month periods ended September 30, 2005 and 2004, respectively. The overall $0.5 million increase is mainly attributable to $2.9 million increase in severance expense offset by $1.0 million decrease in wages and related costs, a decrease in bad debt expense of $0.2 million, and a $0.8 million decrease in rent and other related common expenses assigned to administrative departments. In addition, the $0.4 million gain on sale of the EDI division is included in the 2005 period.

For the nine months ended September 30, 2005, general and administration expense decreased to $20.6 million compared to $24.3 million in the same period in the prior year. As a percentage of total revenue, general and administration expense was 23.0% and 25.4%, respectively for the periods. The overall $3.7 million decrease is mainly attributable to decreased wages and related costs of $2.6 million, a decrease in bad debt expense of $1.2 million, a $2.4 million decrease in rent and other related common expenses assigned to administrative departments, all offset by $2.1 million net increase in severance costs. In addition, the $0.4 million gain on the sale of the EDI division is included in the 2005 period.

Software development. Software development expense includes costs associated with the development of new products for which technological feasibility has not been achieved, enhancements of existing products, maintenance and quality assurance activities and primarily relates to compensation and benefits costs. Software development costs, in the three months ended September 30, 2005 were $7.8 million compared to $7.1 million in the same period in 2004, representing an increase of $0.7 million. As a percentage of total revenue, software development costs were 26.0% and 23.2% for the quarters ended September 30, 2005 and 2004, respectively. The increase was primarily attributed to a $0.2 million increase in severance costs and an increase in personnel costs.

Software development costs, in the nine months ended September 30, 2005 were $23.3 million compared to $21.1 million in the same period in 2004, representing an increase of $2.2 million. As a percentage of total revenue, software development costs were 25.5% and 22.0% for the nine months ended September 30, 2005 and 2004, respectively. The increase was primarily attributed to a $0.4 million increase in severance costs, an increase in personnel costs and overall expenses for software development departments, attributable in part to such expenses at Détente and Tempus, which were acquired during 2004.

Sales and marketing. Sales and marketing expense includes costs associated with our sales and marketing personnel and consists primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses. Sales and marketing expense decreased $2.8 million in the three months ended September 30, 2005 to $3.2 million from $6.0 million in the same period last year. As a percentage of total revenue, sales and marketing expenses decreased to 10.5% in the three months ended September 30, 2005 from 19.4% in the same period of 2004. This was primarily due to a decrease in commissions of $1.4 million, a decrease in other wage related expenses of $1.0 million, and a decrease in travel expense of $0.4 million. Salaries and wages decreased primarily as a result of the January 2005 reorganization and realignment of personnel.

Sales and marketing expense decreased $7.1 million in the nine months ended September 30, 2005 to $10.7 million from $17.8 million in the same period last year. As a percentage of total revenue, sales and marketing expenses decreased to 11.8% in the nine months ended September 30, 2005 from 18.5% in the same period of 2004. This was primarily due to a decrease in commissions of $3.4 million, a decrease in other wage related expenses of $2.5 million, a decrease in travel expense of $0.9 million, and a decrease in advertising expenses of $0.3 million. Salaries and wages decreased primarily as a result of the January 2005 reorganization and realignment of personnel.

In the three months ended September 30, 2005, the company recorded a $1.1 million loss on the San Rafael office lease. This is in addition to the initial $4.0 million loss it recorded in 2004. The overall market conditions, lack of qualified subtenants, type of property, and the passage of time are all contributing factors to the revision to the estimated sublease income stream for the property. The lease terminates in December, 2009 and the Company will continue to make lease payments under the terms and conditions of its lease until a sublease arrangement is secured.

Amortization of intangible assets and depreciation. Amortization of intangible assets and depreciation expense were flat at $1.1 million for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005, amortization of intangible assets and depreciation expense increased to $3.8 million from $3.1 million in the corresponding period in 2004.

Other Income (Expense)

Other income (expense), net. Net other expense was $0.3 million in the three months ended September 30, 2005 compared to expense of $11.9 million in the corresponding quarter in 2004 and $0.5 million expense and $18.9 million expense for the nine months ended September 30, 2005 and 2004 respectively. The decrease was primarily due to the $14.9 million loss on the retirement of debt in mid 2004. Interest expense for the quarters ended September 30, 2005 and 2004 was $0.4 million and $0.3 million, respectively. Interest expense for the nine months ended September 30, 2005 and 2004 was $4.7 million and $0.8 million, respectively.

Discontinued Operations of Financial Services Division

Due to increasing operating losses in our Financial Services Division, and the lack of a qualified buyer for the business, we announced the shutdown of this division on December 15, 2004. The shutdown of this division was effective February 15, 2005. In connection with the shutdown, we recorded an impairment charge of $3.3 million in the fourth quarter of 2004, comprising severance expense of $0.4 million, write-off of intangible assets of $0.8 million, write-off of purchased software of $1.9 million and write-off of leasehold improvement of $0.2 million.

During the nine months ended September 30, 2005, the Company recorded a charge of approximately $1.8 million in connection with our future obligations on the Division’s San Marco, California lease, net of estimated sublease income. The lease for this facility terminates in May 2008; our annual expense under the lease is approximately $0.8 million, and we are actively seeking a qualified subtenant for the property. We have estimated facility closing costs based upon current market information available related to potential sublease rental income, sublease commission costs, and the length of time expected to sublease to secure a sublease.

The results of operations for Financial Services Division are presented as discontinued operations. Loss from discontinued operations of the Financial Services Division were comprised of the following items (in thousands):

	For the Three Months Ended September 30,
	2005	2004
Revenue	$—	$1,295

Loss from operations	—	(748)
Exit cost of facility closing	(817)	—
Other	—	—

Total loss	$(817)	$(748)

	For the Nine Months Ended September 30,
	2005	2004
Revenue	$223	$4,547

Loss from operations	(772)	(2,988)
Exit cost of facility closing	(1,849)	—
Other	118	—

Total loss	$(2,503)	$(2,988)

Liquidity and Capital Resources

Balance Sheet

As of September 30, 2005, we had $34.0 million in cash, cash equivalents and short-term investments, compared to $22.4 million as of December 31, 2004. As of September 30, 2005, our working capital was ($9.6) million compared to ($15.1) million as of December 31, 2004. Our working capital deficiency of $9.6 million is primarily a result of $50.0 million of deferred revenue (liability) and $10.3 million of dividends payable. The dividends payable represent the remaining unpaid portion of the three year $15.2 million dividend payable that was recorded when the Series A Preferred stock was issued in 2004. We have the option to pay the accelerated dividends, as discussed in Note 7, in cash or common stock. We do not have any bank borrowing outstanding at September 30, 2005. We believe that we have adequate liquidity to meet our short-term cash requirements.

Accounts receivable increased by $0.5 million to $26.1 million as of September 30, 2005 from $25.6 million as of December 31, 2004 on a net basis. For the nine months ended September 30, 2005, bad debt expense was $1.8 million and the write-offs of uncollectible receivables totaled approximately $0.6 million. As of September 30, 2005, the allowance for doubtful accounts increased to $4.6 million from $3.3 million as of December 31, 2004. QuadraMed maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of QuadraMed’s customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowance might be required.

Prepaid expenses and other current assets increased by approximately $1.4 million from December 31, 2004 to September 30, 2005 primarily due to an increase in deferred cost of goods sold, offset by a decrease in maintenance costs.

Accounts payable and accrued expenses decreased by $0.5 million to $4.0 million at September 30, 2005 from $4.5 million at December 31, 2004 principally due to timing of payments made after year-end. Certain third party royalty and legal invoices were accrued as of December 31, 2004 but paid subsequent to year-end.

Accrued payroll and related expenses increased by $2.0 million to $9.6 million at September 30, 2005 from $7.6 million at December 31, 2004 principally due to increases in accrued severance and incentive bonus plans offset by decreases in accrued vacation and accrued medical insurance.

Deferred revenue increased by $6.0 million from $44.0 million at December 31, 2004 to $50.0 million at September 30, 2005. The increase was primarily related to annual maintenance billings that occurred in the first three quarters of the current fiscal year for our Enterprise products.

Cash Flows

The Company’s consolidated statement of cash flows is summarized below (in thousands):

	For the Three Months Ended September 30,
	2005	2004
Cash provided by (used in) operating activities	$6,040	$(2,027)
Cash provided by (used in) investing activities	157	(1,231)
Cash provided by (used in) financing activities	(1,219)	(62,110)
Net increase in cash and cash equivalents	4,978	(65,368)

	For the Nine Months Ended September 30,
	2005	2004
Cash provided by (used in) operating activities	$14,143	$(9,718)
Cash provided by (used in) investing activities	783	(11,017)
Cash provided by (used in) financing activities	(3,363)	9,823
Net increase in cash and cash equivalents	11,563	(10,912)

During the three months ended September 30, 2005, $6.0 million was provided in operating activities, as compared to the same period last year where $2.0 million was used in operating activities. The net loss of $5.2 million was reduced by non-cash charges totaling $7.1 million, including depreciation and amortization of $3.5 million, bad debt expense of $0.9 million, preferred stock accretion of $1.2 million, additional loss on lease obligations of $0.8 million for the Financial Services Division and $1.1 million of additional loss on the lease obligation for the former headquarters building; these items are partially offset by a $0.4 million gain on the sale of the EDI division. A decrease in accounts receivable resulted in increased cash from operating activities by $4.4 million. This was principally a result of strong collection efforts during the period. A decrease of $1.7 million related prepaid expenses and other contributed to the cash provided by operations. Increases in accounts payable and accrued liabilities during the quarter of $0.3 million further increased cash from operations due primarily to the timing of future severance payments. These increases were offset in part by a $2.3 million decrease in deferred revenues. During the three months ended September 30, 2004, the $2.0 million of cash flow used in operating activities, resulted primarily from a net loss of $17.6 million, reduced by $2.4 million of depreciation and amortization, $12.6 million of loss on retirement of debt, $1.9 million of bad debt expense. An increase of $2.4 million in accounts payable and accrued liabilities, and a net $1.2 million decrease in accounts receivable and prepaid expenses offset by a $4.9 million decrease in deferred revenue.

During the nine months ended September 30, 2005, $14.1 million was provided in operating activities, as compared to the same period last year where $9.7 million was used in operating activities. The net loss of $8.8 million was offset by non-cash charges totaling $17.2 million, including depreciation and amortization of $9.5 million, bad debt expense of $1.7 million, preferred stock accretion of $3.6 million, and $1.7 million related to additional loss on lease obligations, costs for the Financial Services Division, and $1.1 million of additional loss on the lease obligation for the former headquarters building. An increase in accounts receivable resulted in decreased cash from operating activities by $2.2 million. This was principally a result of the timing of annual maintenance billings during the period. Decreases in prepaid and other expenses of $4.7 million and a $6.0 million increase in deferred revenue offset by a decrease in accounts payable and accrued liabilities during the nine months of $2.9 million resulted in increased cash from operations. During the nine months ended September 30, 2004, $9.7 million was used in operating activities. The net loss of $31.9 million was reduced by non-cash charges totaling approximately $25.9 million, including depreciation and amortization of $8.0 million, bad debt expense of $3.0 million, and loss on retirement of debt of $14.9 million. A decrease in accounts receivable increased cash from operating activities by $4.7 million and a decrease in prepaid and other assets increased cash by $1.0 million. Accounts payable and accrued liabilities and deferred revenue used $3.7 million and $5.8 million, respectively.

Cash flows from investing activities provided $0.2 million during the three months ended September 30, 2005, as a net result of cash proceeds from the sale of our EDI division offset by capital expenditure. For the three months ended September 30, 2004, $1.2 million was used for investing purposes primarily due to capital expenditures.

Cash used in investing activities of $0.8 million during the nine months ended September 30, 2005, was the result of capital expenditures. Cash used in investing activities totaled approximately $11.0 million during the nine months ended September 30, 2004. The acquisition of Détente and Tempus used cash of approximately $4.1 million and $5.1 million, respectively. Capital expenditures used cash of $3.5 million. These cash outlays were partially offset by a $1.6 million reduction in a letter of credit which is security for a contract with the State of New Jersey.

Financing activities used cash of $1.2 million for the three months ended September 30, 2005 primarily due to the payment of $1.5 million for dividends on the Series A Preferred Stock.  For the three months ended September 30, 2004, the repurchase of all of our senior secured notes and our subordinated debentures, together with accrued interest and related redemption premiums used cash of $62.3 million.

Financing activities used cash of $3.4 million for the nine months ended September 30, 2005 primarily due to the payment of $4.2 million for dividends on the Series A Preferred Stock, offset by proceeds from the issuance of common stock as a result of stock option exercises and the $1.6 million reduction in a standby letter of credit arrangements previously discussed. For the nine months ended September 30, 2004, Series A Preferred Stock was issued, which provided cash of $96 million offset by $88 million for the repurchase of all of our senior secured notes and our subordinated debentures, together with accrued interest and related redemption premiums. In addition, $1.8 million of cash was provided by the issuance of common stock.

At September 30, 2005, the Company’s balance of cash and cash equivalents was $34 million. The Company believes that its current balance of cash and cash equivalents and funds generated from operations, if any, will be sufficient to fund the Company’s current projected cash needs for the foreseeable future. The Company may pursue external sources of financing to support additional operational and capital requirements. There can be no assurance that external sources of financing will be available if required, or that such financing will be available on terms acceptable to the Company.

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of September 30, 2005 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Accrued dividends	$10,312	$5,339	$4,973	$—	$—
Operating leases (1)	23,031	4,865	13,075	5,091	—

Total contractual obligations	$33,343	$10,204	$18,048	$5,091	$—

Other Commercial Commitments
Standby letters of credit (2)	$2,393	$2,044	$—	$—	$349

Total commercial commitments	$2,393	$2,044	$—	$—	$349

(1)	During the fourth quarter of 2004, the Company vacated and closed its San Rafael, California facility as a result of the relocation of our headquarters to Reston, Virginia. The San Rafael lease payments total approximately $6.2 million for years 2005 through 2009, including the Company’s share of common costs. Of this amount, the minimum rent payment of $4.0 million is included in the schedule above. QuadraMed is actively seeking a tenant for the facility.
(2)	The less than 1 year figure includes $1.0 million letter of credit in favor of the State of New Jersey under a customer contract and a $1.0 million letter of credit relating to a customer agreement.

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

Business Risks

We Have Incurred Losses from Continuing Operations for the Past Five Years, Except 2001. Our Losses Have Adversely Affected Our Ability to Compete.

We incurred losses from continuing operations of $41.8 million, $23.9 million and $20.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Although we had income from continuing operations of $12.0 million in 2001, we incurred losses from continuing operations of $39.4 million in 2000. We incurred a loss from continuing operations of $2.7 million for the nine months ended September 30, 2005.

Our historical losses have impaired our ability to market our products and services in competition against companies that are more profitable. If we are unable to achieve or sustain profitability, it may impair our ability to compete effectively.

We Have Found Material Weaknesses in Our System of Internal Controls over Financial Reporting and Disclosure Controls as of December 31, 2004 and September 30, 2005 that Have Not Been Fully Remediated and that Could Adversely Affect Our Ability to Record, Process, Summarize and Report Certain Financial Data. As a Result, Our Internal Controls over Financial Reporting and Disclosure Controls and Procedures are Ineffective as of December 31, 2004 and September 30, 2005.

In connection with its evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2004, our management discovered the following control deficiencies in the Company’s revenue cycle related to the Company’s conversion of its financial records to PeopleSoft:

•	The review and supervision of the data entry and contract activation process in connection with the conversion of data for the PeopleSoft modules was inadequate to detect errors in these areas prior to contract activation.

•	Not all of our legacy contracts were converted completely into the new PeopleSoft module, requiring the continued need for manual review, impairing management’s ability to effectively review, monitor, and investigate movements in customer account balances, and limiting the Company’s ability to create meaningful deferred revenue roll forward analysis on a timely basis.

As of September 30, 2005, these control deficiencies have not been remediated. The Company believes that, both individually and in the aggregate, these control deficiencies continued to constitute material weaknesses in our internal controls over financial reporting as of September 30, 2005, because they resulted in more than a remote likelihood that a material misstatement could occur in our annual or interim financial statements and not be prevented or detected. In fact, these material weaknesses resulted in errors, which were not detected on a timely basis at December 31, 2004 and September 30, 2005. None of these errors, however, resulted in any material adjustments to our financial statements.

Additionally, in February 2004 in connection with its audit of our financial results for 2003, BDO Seidman, LLP (“BDO”) informed our management and Audit Committee of its concern regarding a material weakness in our system of internal controls, policies and procedures to track movements in deferred revenue on a roll forward basis. As a result, it was difficult for management to continually monitor movements in the account. Analytical review was done at the end of each period but not on an overall roll forward basis. While the Company has implemented procedures to report movements in deferred revenue on an overall roll forward basis, the completion of this system was not in place as of December 31, 2004 and September 30, 2005, and therefore, management believes this control deficiency remained a material weakness as of these dates.

The aforementioned weaknesses in our revenue cycle also affected our closing cycle for the fiscal year ended December 31, 2004 and for the fiscal quarters ended March 31, 2005, June 30, 2005, and September 30, 2005. Demands on the time of our staff and their overall workload resulted in inadequate staffing and supervision in our accounting and finance departments, which the Company believes constitutes a significant deficiency in our internal controls as of December 31, 2004 and September 30, 2005, and, in concert with the material weaknesses relating to the revenue cycle discussed above, management has concluded that this deficiency constitutes an additional material weakness in our internal controls over financial reporting as of December 31, 2004 and September 30, 2005.

As a result of these material weaknesses in the Company’s internal controls over financial reporting, management has concluded that as of December 31, 2004 and September 30, 2005, the Company’s internal controls over financial reporting were not effective. Such material weaknesses in internal controls over financial reporting also led our management to conclude that the Company’s disclosure controls and procedures were not effective as of December 31, 2004 and September 30, 2005, to ensure that certain financial information related to these matters required to be disclosed in the Company’s filings and submissions to the SEC under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the required time periods.

While management believes that it has taken the appropriate steps to remediate the above material weaknesses by the end of 2005, there can be no assurance that this will occur.

In connection with management’s annual report on internal controls over financial reporting included in the Company’s Form 10-K/A, filed with the SEC on April 29, 2005, the Company’s independent registered public accounting firm, in their report dated April 28, 2005, disclaimed an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting. It is unclear what legal effect the disclaimer of an opinion will have on our compliance with the rules and regulations of the SEC and the continued listing standards of the American Stock Exchange and may adversely affect the trading price of our stock.

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

Recent and proposed future changes in SEC and American Stock Exchange rules, as well as changes in accounting rules, have caused us, and will continue to cause us, to incur additional costs including professional fees and added personnel costs, in order to keep informed of the changes and operate in a compliant manner. We incurred, and expect to continue to incur, additional general and administrative expenses as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent auditors to attest to, our internal controls. These additional costs may be significant enough to cause our financial position and results of operation to be adversely affected. In addition, compliance with these new rules could also result in continued diversion of management’s time and attention, which could prove to be disruptive to our normal business operations. Failure to comply with any of the new laws and regulations could adversely impact market perception of our Company, which could make it difficult to access the capital markets or otherwise finance our operations in the future.

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

In addition to the foregoing, a significant percentage of our total cost of revenue is attributable to the cost of third party software royalties and licenses relating to third party software embedded within our software applications. The cost of third party software royalties and licenses, as a percentage of total cost of revenue, was approximately 17.6%, 11.0% and 12.7% for the years ended December 31, 2004, 2003, and 2002, respectively. The cost of third party software royalties and licenses, as a percentage of total cost of revenue, was approximately 20.1% and 20.0% for the nine months ended September 30, 2005 and 2004, respectively. Generally, royalty fees for third party licenses will fluctuate based on revenue or the number of our customers and therefore will fluctuate on a quarter to quarter basis.

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

Recently Adopted Financial Accounting Standards, Which Require the Expensing of All Share-Based Payments to Employees, May Materially and Adversely Affect our Results of Operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. In April 2005, the SEC extended the effective date of SFAS No. 123(R) requiring compliance by public companies for annual, rather than interim, periods that begin after June 15, 2005. Under SFAS No. 123(R), pro forma disclosure is no longer an alternative. As permitted by the former FASB statement, SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method may have a significant impact on the Company’s results of operations as we will be required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, and the Company is currently evaluating the impact SFAS No. 123(R) will have on its financial statements. However, expensing employee stock options and restricted stock pursuant to SFAS No. 123(R) may adversely affect our operating results as these awards would be charged against our reported earnings. If the Company reduced its share-based payments to existing and new employees in order to avoid the negative impact on operating results, it could impair the Company’s ability to attract and retain quality personnel, which could weaken the Company’s competitive position in the marketplace.

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

We Do Not Expect to Pay Cash Dividends on Common Stock in the Foreseeable Future.

We have not declared or paid cash or other dividends on our common stock and do not expect to pay cash dividends for the foreseeable future. Our ability to pay dividends is also restricted by the terms of our Series A Preferred Stock which require us to pay full cumulative dividends on the Series A Preferred Stock before making any dividend payment on our common stock. Generally, the Series A Preferred Stock is entitled to quarterly dividends of $0.34 (5.5% per annum) per share. However, as provided in the Certificate of Designation relating to the Series A Preferred Stock, because a registration statement covering resales of the Series A Preferred Stock and the common stock into which the Series A Preferred Stock is convertible, was not declared effective by the SEC on or before June 15, 2005, the dividend rate for such stock has increased to $0.40625 per quarter ($1.625 per annum) commencing on June 16, 2005, and such rate will apply until the date the registration statement is declared effective. Upon conversion of the Series A Preferred Stock into shares of common stock, the Series A Preferred stockholders have the right to receive, when declared by our Board of Directors, dividends equal to the total previously unpaid dividends payable from the effective date of conversion through June 1, 2007 at a rate of $1.375 per share per annum or 5.5% per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common shares, or any combination thereof at our option. We currently intend to retain all future earnings for use in the operation of our business and to fund future growth. Any future cash dividends will depend upon our results of operations, financial conditions, cash requirements, the availability of a surplus and other factors.

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

We Operate in a Highly Competitive Market.

Competition for our products and services is intense and is expected to increase. Increased competition could result in reductions in our prices, gross margins, and market share and have a material adverse effect on our business, financial condition, and results of operations. We compete with other providers of healthcare information software and services, as well as healthcare consulting firms. Some competitors have formed business alliances with other competitors that may affect our ability to work with some potential customers. In addition, if some of our competitors merge, a stronger competitor may emerge. Some principal competitors include:

•	In the market for enterprise healthcare information systems: McKesson Corporation, Inc., Shared Medical Systems, Inc., a division of Siemens, MediTech Corporation, Eclipsys Corporation, Cerner, and IDX Corporation;

•	In the market for electronic document management products: McKesson Corporation, SoftMed Corporation Inc., FileNet, LanVision, MedPlus, and Eclipsys Corporation;

•	In the market for MPI products and services: Madison, McKesson Corporation, Shared Medical Systems, Inc., a division of Siemens, and Medibase;

•	In the market for decision support products: Eclipsys Corporation, Healthcare Microsystems, Inc., a division of Health Management Systems Inc., McKesson Corporation, Shared Medical Systems, Inc., a division of Siemens, and MediQual Systems, Inc., a division of Cardinal Health, Inc.;

•	In the market for coding, compliance, data, and record management products in the Health Information Management Software Division: 3M Corporation, SoftMed Corporation, Inc., MetaHealth, Eclipsys Corporation and HSS, Inc.;

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

The Health Insurance Portability and Accountability Act of 1996 is a federal law that affects the use, disclosure, transmission and storage of individually identifiable health information referred to as protected health information. As directed by HIPAA, the United States Department of Health and Human Services (“HHS”) must promulgate standards or rules for certain electronic health transactions, code sets, data security, unique identification numbers, and privacy of protected health information. HHS has issued some of these rules in final form, while others remain in development. In general, under these rules, we function as a “business associate” to some of our customers (who are considered to be “covered entities” under HIPAA). The three rules relevant to us and our customers—the Transaction Rule, the Privacy Rule, and the Security Rule—are discussed below. It is important to note that HHS could, at any time in the future, modify any existing final rule in a manner that could require us to change our systems or operations.

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

Third, HHS has published the final HIPAA security rule (“Security Rule”) with a compliance date of April 20, 2005. The Security Rule applies to the use, disclosure, transmission, storage and destruction of electronic protected health information by covered entities. Per the Security Rule, covered entities must implement administrative, technical and physical security measures to safeguard electronic protected health information. Also, as with the Privacy Rule, under the Security Rule, covered entities are required to contractually bind their business associates to certain aspects of the Security Rule. As such, where we function as a business associate to a customer that is a covered entity, we are required to enter into a business associate contract with that customer. Implementing such measures may require us to expend substantial capital due to required product, service, and procedure changes.

We have completed modifications to our business practices and software offerings so that we are able to assist our customers in complying with the Transaction Rule, Privacy Rule, and Security Rule. However, HHS continues to publish change notices to the existing rules and propose new rules. There is no certainty that we will be able to respond to all such rules in a timely manner and our inability to do so could adversely affect our business.

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

The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2005 (in thousands, except average interest rates):

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and Cash equivalents:
Cash	$18,375
Money Market funds	15,617	3.07%

Total cash and Cash equivalents(1)	$33,992

Long-term investments:
Corporate debt securities	$544	4.93%
Debt issued by US government	812	5.03%

Total long-term investments	$1,356

(1)	Excluded from the fair value of the principal amounts of cash is $2.4 million, which is restricted cash that is held in escrow for rental properties, and meeting customer performance expectations.

Performance of Equity Markets

The performance of the equity markets can have an effect on our operations as certain of our variable life insurance policies have premiums invested in equity securities.

Foreign Currency Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. Changes in foreign exchange rates did not materially impact our results of operations. For the nine months ended September 30, 2005, less than 3% of total revenue was denominated in currencies other than the U. S. dollar and less than 3% of our total direct and operating costs were incurred in currencies other than the U. S. dollar.

Item 4. Controls and Procedures

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, our management, in consultation with the Audit Committee of the Board of Directors, identified material weaknesses, as described below.

Revenue Cycle

In the fourth quarter of 2004, the Company began the process of converting a significant portion of its financial records (principally revenue cycle related items) from a legacy system called “CDI”, to various modules of our principal financial software, PeopleSoft. As of September 30, 2005, this conversion to PeopleSoft is substantially complete.

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

As a result, management has concluded that the following control deficiencies in our revenue cycle existed as of December 31, 2004 and continued to exist as of September 30, 2005:

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

As of September 30, 2005, these control deficiencies have not been remediated. The Company believes that, both individually and in the aggregate, these control deficiencies continued to constitute material weaknesses in our internal controls over financial reporting as of September 30, 2005, because they resulted in more than a remote likelihood that a material misstatement could occur in our annual or interim financial statements and not be prevented or detected. In fact, these material weaknesses resulted in errors, which were not detected on a timely basis. None of these errors, however, resulted in any material adjustments to our financial statements.

In addition to the material weaknesses described above, in connection with performing its audit of our financial results for 2003, BDO Seidman, LLP (“BDO”) informed us that they noted a matter involving internal control that they considered to be a material weakness. The material weakness noted by BDO concerned the fact that the Company had not implemented procedures to track movements in deferred revenue on an overall roll forward basis. As a result, it was difficult for management to continually monitor movements in the account. Analytical review was done at the end of each period but not on an overall roll forward basis. While the Company has implemented procedures in the legacy systems to report movements in deferred revenue on an overall roll forward basis, the completion of this in PeopleSoft was not in place as of September 30, 2005. Accordingly, as of September 30, 2005, management believes that this control deficiency remained a material weakness.

The Company continues to invest significant effort and resources to eliminate these deficiencies in internal controls, and will continue to do so throughout 2005. We will not, however, be in a position to change our current assessment of internal controls until we perform a comprehensive assessment of such controls as part of our 2005 Sarbanes-Oxley Section 404 procedures by December 31, 2005.

Closing Cycle

The aforementioned weaknesses in our revenue cycle also affected our closing cycle for the fiscal year ended December 31, 2004 and for the fiscal quarters ended March 31, June 30, and September 30, 2005. The manual processes referred to above were performed substantially by our accounting and finance staff, with some reliance on outside consultants, who are the same individuals who are involved in the normal closing cycle. As a result, our quarterly close processes were affected in that less time was available from our staff for normal closing and review procedures, and these procedures are an important component of our controls surrounding the closing process. This situation was exacerbated by the fact that we replaced our corporate controller on January 11, 2005. We believe that these demands on the time of our staff and their overall workload resulted in inadequate staffing and supervision in our accounting and finance departments, which the Company believes continued to constitute a significant deficiency in our internal controls as of September 30, 2005 and, taken together with the material weaknesses relating to the revenue cycle discussed above, remained an additional material weakness in our internal controls over financial reporting as of September 30, 2005.

Through the third fiscal quarter of 2005, we have taken steps to bolster the personnel involved in the closing cycle and have initiated what we believe to be improved processes and a better delineation of duties. While there can be no assurance in this regard, we expect that these steps will eliminate this material weakness in 2005. Until that time, we will continue to rely on manual processes and require additional commitment of resources to the closing process to produce our financial records and reports.

As a result of the material weaknesses relating to our revenue cycle and our closing cycle noted above, management has concluded that as of September 30, 2005, the Company did not maintain effective internal control over financial reporting.

Other than the actions mentioned above, there has been no change to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company has hired an outside consulting firm to assist:

•	in assessing the control environment in our transaction cycles,

•	in preparing 2005 control documentation,

•	in performing cycle risk assessment,

•	in identifying and remediating control deficiencies, and

•	in designing and performing control testing in these cycles.

While management believes that it has taken the appropriate steps to remediate the above material weaknesses by the end of 2005, there can be no assurance that this will occur.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board of Directors. As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act of 1934). Based on the material weaknesses in internal controls over financial reporting discussed above, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In January 2004, Mr. James Durham, the Company’s former Chief Executive Officer, filed an amended complaint against us in the Superior Court of the State of California, Marin County, alleging a breach of his SERP contract and a breach of good faith and fair dealing under this contract. This amended complaint seeks payment of his lump sum SERP benefits, interest, attorneys’ fees, and other relief. On January 30, 2004, this matter was moved to the United States District Court, Northern District of California. On May 6, 2005, the Court, over our objection, entered judgment in favor of Mr. Durham against us, in the total amount of $5,067,130, plus interest thereon, at the rate prescribed by 28 U.S.C. §1961 accruing after that date. On July 6, 2005, the Company settled its litigation with Mr. James Durham. Under the terms of the Settlement Agreement and General Release (“Settlement Agreement”) between the parties, the Company made an immediate cash payment of approximately $3.6 million to Mr. Durham and issued a Negotiable Promissory Note (the “Note”) to Mr. Durham in the principal amount of $1.4 million and with an interest rate of 5.12% per annum. As of June 30, 2005, the Company has fully accrued for the payment. The timing of payments under the Note is linked to the Company’s realization of amounts invested in a split-dollar insurance arrangement (the “Split-Dollar Policy”) with Mr. Durham. The immediate payment of $3.6 million was funded principally by the liquidation of certain assets earmarked for such purpose, in the amount of $3.1 million, and payment of $0.5 million out of operating cash. The Company’s obligations under the Note are secured by a collateral assignment of the Company’s rights under the Split-Dollar Policy and certain related agreements. The Settlement Agreement includes various releases from both parties.

On November 15, 2004, the Company received a letter from MedCath Incorporated (“MedCath”), which provided notice of MedCath’s decision to terminate the Master Software License and Services Agreement, dated November 20, 2002, by and between QuadraMed Affinity and MedCath (the “Contract”). On or about November 15, 2004, MedCath filed a complaint against us in the North Carolina Superior Court, County of Mecklenburg. In its complaint, MedCath alleges that we are in breach of the Contract due to uncured deficiencies in the products, and seeks at least $5 million in damages, plus litigation costs. We believe that these allegations are without merit and that the termination of the Contract is unwarranted. On December 9, 2004, we filed a motion to dismiss the MedCath complaint on the grounds that the complaint fails to state a claim upon which relief can be granted. We also filed a counterclaim against MedCath seeking no less than $1.14 million in unpaid amounts due to us, plus litigation costs, for MedCath’s breach of the Contract by failing to pay licensing fees due to the Company. A case management conference was held July 29, 2005 in the Superior Court before a judge to whom the case has been assigned. On August 15, 2005, the Court issued a case management order which, among other things, provides for all fact discovery to be completed by April 15, 2006, provides for all expert discovery to be completed by July 15, 2006, and provides for the parties to submit the dispute to mediation on or before April 30, 2006. On October 19, 2005, the Court issued an order denying our motion to dismiss. We will continue to defend ourselves vigorously against any claim that we have breached the Contract and will seek redress through all applicable remedies for any injuries suffered by the Company in connection with this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 1, 2005, we issued 100,000 restricted shares of our common stock to James R. Klein, our Chief Technology Officer, and on October 17, 2005, we issued 550,000 restricted shares of our common stock to Keith B. Hagen, our Chief Executive Officer, in each case as an inducement to their employment by the Company. These shares of restricted stock are subject to contractual limitations, including provisions regarding forfeiture and disposition. The forfeiture restrictions on Mr. Klein’s shares of restricted stock lapse (i) 35,000 shares on August 1, 2006, 35,000 shares on August 1, 2007, and 30,000 shares on August 1, 2008, if Mr. Klein has been employed continuously by the Company on each date; or (ii) immediately for all 100,000 shares upon Mr. Klein’s termination by Involuntary Termination or Change in Control (as such terms are defined in Mr. Klein’s Restricted Stock Agreement with the Company). The forfeiture restrictions on Mr. Hagen’s shares of restricted stock lapse on October 17, 2008 if Mr. Hagen has been continuously employed by the Company on that date or immediately for all 550,000 shares upon an Involuntary Termination (other than a Termination for Cause) of Mr. Hagen’s employment or upon a Change in Control (as such terms are defined in Mr. Hagen’s Restricted Stock Agreement with the Company).

In addition, we issued the following inducement stock options: (i) on August 1, 2005, 200,000 inducement stock options to Mr. Klein with an exercise price of $1.74 per share, and (ii) on October 17, 2005, 550,000 inducement stock options to Mr. Hagen with an exercise price of $1.83 per share. These options vest with respect to 25% of the option shares upon completion of one year of service measured from the date of grant; the remaining 75% of the option shares vest in a series of 36 equal successive installments upon the completion of each additional month of service thereafter.

These shares of restricted stock and inducement stock options were issued outside of our stock plans in connection with the offers of employment to Messrs. Klein and Hagen. The offer and sale of restricted stock and inducement stock options to Messrs. Klein and Hagen were made pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering, and regulations promulgated thereunder.

As previously reported by the Company in its Current Report on Form 8-K, filed with the SEC on September 9, 2005, Lawrence P. English stepped down from the positions of Chief Executive Officer and President effective October 17, 2005. In connection therewith, on September 27, 2005, the Company entered into a Transition Agreement with Mr. English, which provided for, among other items, the purchase by the Company of 256,000 restricted shares of common stock from Mr. English on December 31, 2005 to enable Mr. English to satisfy applicable income taxes associated with the lapsing of restrictions on his restricted shares. The purchase price per share of such restricted shares will equal the closing sale price of the Company’s common stock on the trading day immediately preceding December 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders.

The results of the voting at the Company’s 2005 Annual Meeting of Stockholders, held on October 26, 2005, were previously reported by the Company in its Current Report on Form 8-K, filed with the SEC on October 31, 2005.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K.

On July 7, 2005, the Company filed a Form 8-K for its press release of July 5, 2005, announcing Frank J. Pecaitis’s resignation as Senior Vice President, Client Development effective July 15, 2005.

On July 8, 2005, the Company filed a Form 8-K for its press release of July 7, 2005, announcing the settlement of the litigation with Mr. James D. Durham.

On July 27, 2005, the Company filed a Form 8-K for its press release of July 27, 2005, announcing the Company’s decision to not pursue a possible business combination.

On August 2, 2005, the Company filed a Form 8-K for its press release of August 1, 2005, announcing the release of the Company’s 2005 second quarter earnings on August 9, 2005.

On August 15, 2005, the Company filed a Form 8-K for its press release of August 9, 2005, announcing certain management changes and the financial results of Company’s second quarter of 2005.

On August 18, 2005, the Company filed a Form 8-K for the transcripts of its investment community conference calls of May 10, 2005 and August 9, 2005.

On August 26, 2005, the Company filed a Form 8-K for Mr. Wright’s Separation Agreement and Mr. Milligan’s Severance Agreement.

On September 1, 2005, the Company filed a Form 8-K for Mr. Piazza’s Employment Agreement and an amendment to the Company’s Bylaws.

On September 9, 2005, the Company filed a Form 8-K for its press release of September 7, 2005, announcing a transition in the Company’S Chief Executive Officer position.

On September 27, 2005, the Company filed a Form 8-K for its press release of September 20, 2005, announcing the Company’s sale of its EDI Division to i-Plexus Solutions, Inc.

On September 29, 2005, the Company filed a Form 8-K for Mr. English’s Transition Agreement, Mr. Hagen’s Employment Agreement and related agreements, and Mr. Souleles’s Separation Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUADRAMED CORPORATION

Date: November 9, 2005	By:	/s/ KEITH B. HAGEN
Keith B. Hagen Chief Executive Officer

Date: November 9, 2005	By:	/s/ DAVID L. PIAZZA
David L. Piazza Chief Financial Officer

EXHIBIT INDEX

Certain of the following exhibits have been previously filed with the SEC and are incorporated herein by reference from the document described in parentheses. Certain others are filed herewith.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of September 30, 2004, by and among QuadraMed Corporation, Sawgrass, LLC, Tempus Software, Inc. and each of the shareholders of Tempus Software, Inc. (Exhibit 2.1 to our Current Report on Form 8-K as filed with the SEC on July 15, 2004.)

3.1	Amended and Restated Bylaws of QuadraMed. (Exhibit 3.1 to our Current Report on Form 8-K filed with SEC on October 17, 2005.)

3.2	Third Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.5 to our Annual Report Amended on Form 10-Q/A, as filed with the SEC on August 24, 1998.)

3.3	Amendment to the Third Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.3 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

3.4	Certificate of Designation, Powers, Preferences and Rights of the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 3.1 to our Current Report on Form 8-K as filed with the SEC on September 17, 2004.)

3.5	Certificate of amendment to the Certificate of Designation, Powers, Preferences and Rights of the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 31, 2005.)

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2	Form of Common Stock certificate. (Exhibit 4.2 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on September 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

4.3	Securities Purchase Agreement, dated as of April 17, 2003, among QuadraMed Corporation and certain investors listed on the signature pages attached thereto. (Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.4	Warrant Agreement dated as of April 17, 2003, by and between QuadraMed Corporation and The Bank of New York, as warrant agent. (Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.5	Registration Rights Agreement, dated as of April 17, 2003, among QuadraMed, the investors listed on the signature pages thereto, and Philadelphia Brokerage Corporation. (Exhibit 4.5 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.6	Form of Warrant to Purchase Common Stock. (Exhibit 4.11 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on September 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

4.7	Registration Rights Agreement dated as of June 30, 2004, by and between QuadraMed and the shareholders identified on the signature pages thereto. (Exhibit 4.1 to our Current Report on Form 8-K as filed with the SEC on July 15, 2004.)

4.8	Form of Preferred Stock certificate for the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 4.17 to our Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, No. 333- 112040, as filed with the SEC on August 25, 2004.)

Exhibit Number	Exhibit Description
10.1	1996 Stock Incentive Plan of QuadraMed. (Exhibit 10.1 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on September 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.2	1996 Employee Stock Purchase Plan of QuadraMed. (Exhibit 10.2 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on September 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.3	Summary Plan Description, QuadraMed Corporation 401(k) Plan. (Exhibit 10.3 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on September 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.4	Form of Indemnification Agreement between QuadraMed and its directors and executive officers. (Exhibit 10.4 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on September 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.5	1999 Supplemental Stock Option Plan for QuadraMed. (Exhibit 10.5 to our annual report on Form 10-K, as filed with the SEC on March 30, 2000, as amended by May 1, 2000.)

10.6	2004 Stock Compensation Plan of QuadraMed. (Exhibit 4.36 to our Registration Statement on Form S-8, No. 333-118581, as filed with the SEC on August 26, 2004.)

10.7	Separation Agreement dated September 12, 2000, between James D. Durham and QuadraMed. (Exhibit 10.64 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the SEC on August 14, 2000.)

10.8	Employment Agreement dated September 12, 2000, between Lawrence P. English and QuadraMed. (Exhibit 10.66 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the SEC on August 14, 2000.)

10.9	Amendment of Employment Agreement dated September 20, 2001, between Lawrence P. English and QuadraMed. (Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.10	Stock Issuance Agreement dated December 30, 2003, by and between Lawrence P. English and QuadraMed Corporation. (Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

10.11	Transition Agreement dated September 27, 2005, between Lawrence P. English and QuadraMed. (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

10.12	Employment Agreement dated April 1, 1999, between Michael S. Wilstead and QuadraMed. (Exhibit 10.53 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the SEC on August 16, 1999.)

10.13	Amendment of Employment Agreement dated September 20, 2001, between Michael S. Wilstead and QuadraMed. (Exhibit 10.9 to our Quarterly Report on form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.14	Stock Issuance Agreement dated December 30, 2003, by and between Michael S. Wilstead and QuadraMed Corporation. (Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22. 2004.)

Exhibit Number	Exhibit Description
10.15**	Separation Agreement dated January 5, 2005, between Michael S. Wilstead and QuadraMed.

10.16	Employment Agreement dated August 16, 2000, between Dean Souleles and QuadraMed. (Exhibit 10.67 to our annual report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on April 2, 2001.)

10.17	Amendment of Employment Agreement dated September 19, 2001, between Dean Souleles and QuadraMed. (Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.18	Second Amendment of Employment Agreement dated November 8, 2002, between Dean Souleles and QuadraMed. (Exhibit 10.14 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)
10.19	Separation Agreement dated September 23, 2005, between Dean Souleles and QuadraMed. (Exhibit 99.6 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)
10.20	Employment Agreement dated September 1, 2001, between Frank Pecaitis and QuadraMed. (Exhibit 10.16 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)
10.21	Employment Agreement dated July 9, 2003, between John C. Wright and QuadraMed Corporation. (Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22. 2004.)
10.22	Inducement Stock Agreement dated July 9, 2003, by and between John C. Wright and QuadraMed Corporation. (Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22. 2004.)
10.23	Restricted Stock Agreement dated July 9, 2003, by and between John C. Wright and QuadraMed Corporation. (Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22. 2004.)
10.24	Separation Agreement dated as of August 17, 2005, between John C. Wright and QuadraMed. (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on August 26, 2005.)
10.25	Employment Agreement dated as of August 10, 2005, between David L. Piazza and QuadraMed Corporation. (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on September 1, 2005.)
10.26	Employment Agreement dated August 1, 2005, between James R. Klein and QuadraMed Corporation. (Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on August 15, 2005.)
10.27	Inducement Stock Agreement dated as of August 1, 2005, between James R. Klein and QuadraMed Corporation. (Exhibit 99.3 to our Current Report on Form 8-K, as filed with the SEC on August 15, 2005.)
10.28	Restricted Stock Agreement dated as of August 1, 2005, between James R. Klein and QuadraMed Corporation. (Exhibit 99.4 to our Current Report on Form 8-K, as filed with the SEC on August 15, 2005.)
10.29	Severance Agreement dated as of August 22, 2005, between James Milligan and QuadraMed. (Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on August 26, 2005.)
10.30	Employment Agreement dated as of October 17, 2005, between Keith B. Hagen and QuadraMed Corporation. (Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

Exhibit Number	Exhibit Description
10.31	Inducement Stock Agreement dated as of October 17, 2005, between Keith B. Hagen and QuadraMed Corporation. (Exhibit 99.3 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

10.32	Restricted Stock Agreement dated as of October 17, 2005, between Keith B. Hagen and QuadraMed Corporation. (Exhibit 99.4 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

10.33	Proprietary Information and Non-Competition Agreement dated September 26, 2005, between Keith B. Hagen and QuadraMed Corporation. (Exhibit 99.5 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

10.34	Settlement Agreement dated July 6, 2005, between James D. Durham and QuadraMed Corporation. (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on July 8, 2005.)

10.35	Negotiable Promissory Note dated July 6, 2005, between James D. Durham and QuadraMed Corporation. (Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on July 8, 2005.)

10.36	Security Agreement dated July 6, 2005, between James D. Durham and QuadraMed Corporation. (Exhibit 99.3 to our Current Report on Form 8-K, as filed with the SEC on July 8, 2005.)

10.37	Lease dated November 19, 1998 for facilities located at 22 Pelican Way, San Rafael, California. (Exhibit 1.7 to our Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC on March 30, 2000.)

10.38	Lease dated November 26, 2001 for facilities located at 1050 Los Vallecitos Boulevard, San Marcos, California. (Exhibit 10.18 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.39	Lease dated September 15, 2001 for facilities located at 12110 Sunset Hills Road, Reston, Virginia. (Exhibit 10.19 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.40	Value Added Remarketing Agreement dated September 26, 1989, by and between InterSystems Corporation and the Compucare Company. (Exhibit 10.28 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25. 2004.)

10.41	Amendment to VAR Agreement between QuadraMed Affinity Corporation and InterSystems Corporation. (Exhibit 10.29 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25. 2004.)

31.1**	Section 302 Certification—CEO

31.2**	Section 302 Certification—CFO

32.1**	Section 906 Certification—CEO

32.2**	Section 906 Certification—CFO

**	Filed herewith