Form 10-K/A
period 2004-12-31
QUADRAMED CORP
filed 2006-01-04
CIK 1018833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from              to

Commission File Number: 0-21031

QUADRAMED CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	52-1992861
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

12110 SUNSET HILLS ROAD, SUITE 600 RESTON, VIRGINIA	20190
(Address of Principal Executive Offices)	(Zip Code)

(703) 709-2300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value Per Share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2004, the last business day of the Registrant’s most recently completed second quarter was approximately $75,627,757 (based upon the price quoted for shares of the Registrant’s common stock as reported on the Over-the-Counter Bulletin Board on June 30, 2004). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On December 5, 2005, 41,688,861 shares of the Registrant’s common stock, $0.01 par value per share, were outstanding.

EXPLANATORY NOTE

QuadraMed Corporation (the “Company”) filed its Annual Report for the year ended December 31, 2004 on Form 10-K (the “Annual Report”) with the Securities and Exchange Commission (the “SEC”) on March 25, 2005, pursuant to Rule 12b-25 of the Securities Exchange Act of 1934 (the “Exchange Act”). When filing its Annual Report, the Company relied upon the SEC’s Exemptive Order (Release No. 34-50754) (the “Exemptive Order”) providing for a 45-day extension for the filing of Management’s Annual Report on Internal Control Over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm, as required by Item 308(a) and 308(b) of Regulation S-K. The Company filed Amendment No. 1 to its Annual Report on Form 10-K on April 29, 2005 (“Amendment No. 1”) to include Management’s Annual Report on Internal Control Over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm, in accordance with the Exemptive Order.

This Amendment No. 2 to Annual Report on Form 10-K (“Amendment No. 2”) amends our Annual Report as follows:

(i)	Part II, Item 8 (Financial Statements and Supplementary Data): Amendment to incorporate certain conforming language within the Report of Independent Registered Public Accounting Firm as a result of the amendments made to Management’s Report on Internal Control Over Financial Reporting and Disclosure Controls and Procedures contained in Part II, Item 9A.

(ii)	Part II, Item 9A (Controls and Procedures): Amendment of Item 9A to clarify Management’s Report on Internal Control Over Financial Reporting and Disclosure Controls and Procedures and to reflect the completion by the Company’s management of its assessment of internal control over financial reporting; and

(iii)	Exhibit Index: Amendment to include Exhibits 21.1, 23.3, 31.5, 31.6, 32.5, and 32.6. The list of the Company’s subsidiaries in Exhibit 21.1 has been updated.

In connection with this Amendment No. 2 and pursuant to the SEC rules promulgated under the Exchange Act, the Company is filing currently dated certifications under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. Except as described above, no other amendments are being made to the Annual Report. This Amendment No. 2 does not reflect events occurring after the April 29, 2005 filing of Amendment No. 1, nor does it modify or update the disclosure contained in the Annual Report and Amendment No. 1 in any way other than as required to reflect the amendments discussed above and reflected below.

PART II

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

QuadraMed Corporation

Reston, Virginia

We were engaged to audit management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that QuadraMed Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effects of the material weaknesses described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QuadraMed Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

As of December 31, 2004, the Company was in the process of converting a significant portion of its financial records (principally revenue cycle related items) to a new PeopleSoft financial software system. As this conversion process was not completed as of December 31, 2004, the Company’s internal control surrounding the revenue cycle did not include all of the anticipated internal controls in place and the Company was not able to complete its documentation of its internal control over financial reporting surrounding the revenue cycle as of that date. Accordingly, as of December 31, 2004, we were unable to apply all the procedures necessary in order for us to form an opinion on management’s assessment of internal control over financial reporting and an opinion on the effectiveness of the Company’s internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. As of December 31, 2004, (1) the review and supervision of the data entry and contract activation process in connection with the data conversion in the revenue cycle was inadequate to detect errors before contract activation; (2) the training of personnel in the contract data entry process was inadequate to ensure the accurate entry of data into the system; (3) the controls over access to the contract modules were inadequate to prevent unauthorized access; (4) the use of manual processes to account for certain legacy revenue contracts significantly impaired management’s ability to effectively review, monitor and investigate movements in customer account balances; (5) the inability to perform a timely roll-forward of the deferred revenue balance between accounting periods significantly impaired management’s ability to effectively control this account; and (6) the Company’s accounting and finance departments were not adequately staffed and supervised during the year-end closing process. The foregoing control deficiencies resulted in certain adjustments to the 2004 annual consolidated financial statements. Furthermore, each of these control deficiencies results in more than a remote likelihood that a material misstatement to the Company’s annual or interim financial statements will not be prevented or detected. Accordingly, management has determined that each of these control deficiencies constitutes a material weakness. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2004, and this report does not affect our report dated March 15, 2005 on those consolidated financial statements.

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

Since management did not complete its documentation of the revenue cycle as of December 31, 2004 and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment or on the effectiveness of the company’s internal control over financial reporting.

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

Bethesda, Maryland

April 28, 2005

PART II

Item 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting and Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f), and 15d-15(f) under the Securities Exchange Act of 1934). Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company performed an evaluation and completed its assessment of its internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Revenue Cycle

On October 1, 2004 the Company began the process of converting a significant portion of its financial records (principally revenue cycle related items) from a legacy system called “CDI”, to various modules of our principal financial software, PeopleSoft. We expected that this conversion would be completed by December 31, 2004, but this did not occur. As a result, our system of internal controls surrounding the revenue cycle did not include all the anticipated internal controls in place at year-end. However, subsequent to December 31, 2004, the Company was able to adequately document and test the Company’s internal controls that were in place as of December 31, 2004.

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

BDO Seidman LLP, our independent registered public accounting firm, has disclaimed an opinion on management’s assessment of internal control over financial reporting. BDO has informed us that the disclaimer of an opinion resulted from our inability to complete our documentation of internal controls and procedures surrounding our new revenue recognition and contract tracking systems in sufficient time to enable BDO to obtain sufficient contemporaneous evidence as of December 31, 2004 in order for BDO to adequately evaluate management’s assessment of the operating effectiveness of internal control over financial reporting. BDO has informed us further that these circumstances represented a limitation on the scope of BDO’s audit of management’s assessment of internal control over financial reporting. BDO’s report is presented in Part II, Item 8 of Amendment No. 1 to our Annual Report on Form 10-K, filed with the SEC on April 29, 2005.

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

QUADRAMED CORPORATION

Date: January 4, 2006	By:	/S/ KEITH B. HAGEN
Keith B. Hagen Chief Executive Officer (Principal Executive Officer)

Date: January 4, 2006	By:	/s/ DAVID L. PIAZZA
David L. Piazza Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/S/ KEITH B. HAGEN Keith B. Hagen	Chief Executive Officer (Principal Executive Officer), Director	December 15, 2005

/s/ DAVID L. PIAZZA David L. Piazza	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	December 15, 2005

/S/ LAWRENCE P. ENGLISH Lawrence P. English	Chairman, Director	December 15, 2005

/s/ ROBERT L. PEVENSTEIN Robert L. Pevenstein	Director	December 15, 2005

/s/ JOSEPH L. FESHBACH Joseph L. Feshbach	Director	December 15, 2005

/s/ ROBERT W. MILLER Robert W. Miller	Director	December 15, 2005

/s/ JAMES E. PEEBLES James E. Peebles	Director	December 15, 2005

EXHIBIT INDEX

Certain of the following exhibits have been previously filed with the SEC and are incorporated herein by reference from the document described in parentheses. Certain others are filed herewith.

Exhibit Number	Exhibit Description
2.1	Asset Purchase Agreement, by and among, QuadraMed Corporation, QuadraMed Operating Corporation, OAO Technology Solutions, Inc., and OAO Transaction, LLP, dated as of August 16, 2001. (Exhibit 2.3 to our Current Report on Form 8-K, as filed with the SEC on August 21, 2001.)

2.2	Agreement and Plan of Merger, dated as of June 30, 2004, by and among QuadraMed Corporation, Sawgrass, LLC, Tempus Software, Inc. and each of the shareholders of Tempus Software, Inc. (Exhibit 2.1 to our Current Report on Form 8-K as filed with the SEC on July 15, 2004.)

3.1	Amended and Restated Bylaws of QuadraMed. (Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on November 1, 2004.)

3.2	Third Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.5 to our Quarterly Report Amended on Form 10-Q/A, as filed with the SEC on August 24, 1998.)

3.3	Amendment to the Third Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.3 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

3.4	Certificate of Designation, Powers, Preferences and Rights of the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 3.1 to our Current Report on Form 8-K as filed with the SEC on June 17, 2004)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock certificate. (Exhibit 4.2 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

4.3	Purchase Agreement, dated as of April 27, 1998, by and among QuadraMed Corporation and the Initial Purchasers named therein. (Exhibit 1.1 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.4	Securities Purchase Agreement, dated as of April 17, 2003, among QuadraMed Corporation and certain investors listed on the signature pages attached thereto. (Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.5	Form of Note. (Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.6	Warrant Agreement dated as of April 17, 2003, by and between QuadraMed Corporation and The Bank of New York, as warrant agent. (Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.7	Indenture, dated as of April 17, 2003, between QuadraMed Corporation and the Bank of New York, as trustee. (Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.8	Registration Rights Agreement, dated as of April 17, 2003, among QuadraMed, the investors listed on the signature pages thereto, and Philadelphia Brokerage Corporation. (Exhibit 4.5 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.9	Security Agreement, dated as of April 17, 2003, made by QuadraMed Corporation in favor of The Bank of New York, as collateral agent. (Exhibit 4.6 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

Exhibit Number	Exhibit Description
4.10	Form of Warrant to Purchase Common Stock. (Exhibit 4.11 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

4.11	Subordinated Indenture, dated as of May 1, 1998, between QuadraMed and The Bank of New York. (Exhibit 4.6 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.12	Officers’ Certificate delivered pursuant to Sections 2.3 and 11.5 of the Subordinated Indenture. (Exhibit 4.7 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.13	Registration Rights Agreement dated April 27, 1998, by and among QuadraMed and the Initial Purchasers named therein. (Exhibit 4.8 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.14	Form of Global Debenture. (Exhibit 4.9 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.15	Form of Certificated Debenture. (Exhibit 4.10 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.16	Registration Rights Agreement dated as of June 30, 2004, by and between QuadraMed and the shareholders identified on the signature pages thereto. (Exhibit 4.1 to our Current Report on Form 8-K as filed with the SEC on July 15, 2004.)

4.17	Form of Preferred Stock certificate for the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 4.17 to our Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, No. 333—112040, as filed with the SEC on August 25, 2004.)

10.1	1996 Stock Incentive Plan of QuadraMed. (Exhibit 10.1 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.2	1996 Employee Stock Purchase Plan of QuadraMed. (Exhibit 10.2 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.3	Summary Plan Description, QuadraMed Corporation 401(k) Plan. (Exhibit 10.3 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.4	Form of Indemnification Agreement between QuadraMed and its directors and executive officers. (Exhibit 10.4 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.5	1999 Supplemental Stock Option Plan for QuadraMed. (Exhibit 10.5 to our annual report on Form 10-K, as filed with the SEC on March 30, 2000, as amended by May 1, 2000.)

Exhibit Number	Exhibit Description
10.6	2004 Stock Compensation Plan of QuadraMed. (Exhibit 4.36 to our Registration Statement on Form S-8, No. 333-118581, as filed with the SEC on August 26, 2004.)

10.7	Separation Agreement dated June 12, 2000, between James D. Durham and QuadraMed. (Exhibit 10.64 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

10.8	Separation Agreement dated June 12, 2000, between John V. Cracchiolo and QuadraMed. (Exhibit 10.65 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

10.9	Employment Agreement dated June 12, 2000, between Lawrence P. English and QuadraMed. (Exhibit 10.66 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

10.10	Amendment of Employment Agreement dated September 20, 2001, between Lawrence P. English and QuadraMed. (Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.11	Employment Agreement dated April 1, 1999, between Michael S. Wilstead and QuadraMed. (Exhibit 10.53 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the SEC on August 16, 1999.)

10.12	Amendment of Employment Agreement dated September 20, 2001, between Michael S. Wilstead and QuadraMed. (Exhibit 10.9 to our Quarterly Report on form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.13	Employment Agreement dated August 16, 2000, between Dean Souleles and QuadraMed. (Exhibit 10.67 to our annual report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on April 2, 2001.)

10.14	Amendment of Employment Agreement dated September 19, 2001, between Dean Souleles and QuadraMed. (Exhibit 10.7 to our Quarterly Report on form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.15	Second Amendment of Employment Agreement dated November 8, 2002, between Dean Souleles and QuadraMed. (Exhibit 10.14 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.16	Employment Agreement dated June 1, 2001, between Frank Pecaitis and QuadraMed. (Exhibit 10.16 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.17	Lease dated November 19, 1998 for facilities located at 22 Pelican Way, San Rafael, California. (Exhibit 1.7 to our Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC on March 30, 2000.)

10.18	Lease dated November 26, 2001 for facilities located at 1050 Los Vallecitos Boulevard, San Marcos, California. (Exhibit 10.18 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.19	Lease dated June 15, 2001 for facilities located at 12110 Sunset Hills Road, Reston, Virginia. (Exhibit 10.19 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.20	Employment Agreement dated July 9, 2003, between John C. Wright and QuadraMed Corporation. (Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

Exhibit Number	Exhibit Description
10.21	Inducement Stock Agreement dated July 9, 2003, by and between John C. Wright and QuadraMed Corporation. (Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

10.22	Restricted Stock Agreement dated July 9, 2003, by and between John C. Wright and QuadraMed Corporation. (Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

10.23	Amendment of Employment Agreement dated October 5, 2003, by and between Charles J. Stahl and QuadraMed Corporation. (Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

10.24	Stock Issuance Agreement dated December 30, 2003, by and between Lawrence P. English and QuadraMed Corporation. (Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

10.25	Stock Issuance Agreement dated December 30, 2003, by and between Michael S. Wilstead and QuadraMed Corporation. (Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

10.26	Value Added Remarketing Agreement dated June 26, 1989, by and between InterSystems Corporation and the Compucare Company. (Exhibit 10.28 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25, 2004.)

10.27	Amendment to VAR Agreement between QuadraMed Affinity Corporation and InterSystems Corporation. (Exhibit 10.29 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25, 2004.)

14.1	QuadraMed Corporation Code of Ethics for Principal Executive Officers and Senior Financial Officers. (Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

16.1	Letter from PricewaterhouseCoopers LLP dated May 5, 2003 regarding a change in certifying accountant. (Exhibit 16.1 to our Current Report on Form 8-K, as filed with the SEC on May 5, 2003.)

21.1†	QuadraMed Corporation subsidiaries.

23.1**	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

23.3†	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

31.1**	Section 302 Certification—CEO

31.2**	Section 302 Certification—CFO

31.3*	Section 302 Certification—CEO

31.4*	Section 302 Certification—CFO

31.5†	Section 302 Certification—CEO

31.6†	Section 302 Certification—CFO

32.1**	Section 906 Certification—CEO

Exhibit Number	Exhibit Description
32.2**	Section 906 Certification—CFO

32.3*	Section 906 Certification—CEO

32.4*	Section 906 Certification—CFO

32.5†	Section 906 Certification—CEO

32.6†	Section 906 Certification—CFO

†	Filed herewith.
*	Filed with the Company’s Amended Annual Report for the year ended December 31, 2004 on Form 10-K/A, as filed with the SEC on April 29, 2005.
**	Filed with the Company’s original Annual Report for the year ended December 31, 2004 on Form 10-K, as filed with the SEC on March 25, 2005.