Form 10-Q/A
period 2005-03-31
QUADRAMED CORP
filed 2006-01-04
CIK 1018833

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 5, 2005, there were 41,688,861 shares of the Registrant’s common stock outstanding, par value $0.01.

EXPLANATORY NOTE

QuadraMed Corporation (the “Company”) filed its Quarterly Report for the quarter ended March 31, 2005 on Form 10-Q (the “Quarterly Report”) with the Securities and Exchange Commission (the “SEC”) on May 10, 2005. This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Amendment No. 1”) amends our Quarterly Report as follows:

(i) Part I, Item 1 (Financial Statements): Amendment to Note 6, “Reduction in Force” to the Financial Statements to revise disclosure regarding the Company’s early 2005 corporate reorganization and reduction in workforce, and the associated carrying costs for such employees.

(ii) Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations): Revised presentation of general and administration expenses in the tabular and narrative sections of Item 2, by including in general and administration expenses amounts previously excluded from general and administration expenses and disclosed in the Quarterly Report as “unusual charges.”

(iii) Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations): Amendment to the risk factor entitled “We Have Incurred Losses from Continuing Operations for the Past Five Years, Except 2001. Our Losses Have Adversely Affected Our Ability to Compete” to update the disclosure to reflect the Company’s former division, Financial Services Division, as a discontinued operation; and

(iv) Exhibit Index: Amendment to include Exhibits 31.3, 31.4, 32.3, and 32.4.

In connection with this Amendment No. 1 and pursuant to the SEC rules promulgated under the Securities Exchange Act of 1934, as amended, the Company is filing currently dated certifications under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. Except as described above, no other amendments are being made to the Quarterly Report. This Amendment No. 1 does not reflect events occurring after the May 10, 2005 filing of the Quarterly Report, nor does it modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the amendments discussed above and reflected below.

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

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended March 31,
	2005	2004
Revenue
Services	$3,077	$2,603
Maintenance	13,410	11,618
Installation and other	2,696	3,420

Services and other revenue	19,183	17,641

Licenses	10,352	12,491

Hardware	840	4,514

Total revenue	30,375	34,646

Cost of revenue
Cost of services and other revenue	7,319	7,686

Royalties and other	2,167	2,506
Amortization of acquired technology and capitalized software	1,035	660

Cost of license revenue	3,202	3,166

Cost of hardware revenue	965	2,830

Total cost of revenue	11,486	13,682

Gross margin	18,889	20,964

Operating expense
General and administration	6,110	8,804
Software development	7,717	7,110
Sales and marketing	4,072	5,819
Amortization of intangible assets and depreciation	1,591	1,051

Total operating expenses	19,490	22,784

Loss from operations	(601)	(1,820)

Other income (expense)
Interest expense, includes non-cash charges of $165 and $521 respectively	(169)	(2,298)
Interest income	101	117
Other income (expense), net	(154)	190
Benefit (provision) for income taxes	(11)	175

Other income (expense)	(233)	(1,816)

Net loss from continuing operations	$(834)	$(3,636)
Loss from discontinued operations	(1,686)	(906)

Net loss	$(2,520)	$(4,541)
Preferred stock accretion	(1,175)	—

Net loss attributable to common shareholders	$(3,695)	$(4,541)

Loss per share-basic and diluted
Continuing operations	(0.05)	(0.13)
Discontinued operations	(0.04)	(0.03)

Net income (loss)	$(0.09)	$(0.16)

Weighted average shares outstanding
Basic and diluted	40,219	29,155

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2005

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2005

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

March 31, 2005

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2005

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2005

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2005

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2005

NOTE 6. REDUCTION IN FORCE

During the first quarter of fiscal year 2005, the Company announced a corporate reorganization and a reduction in our workforce. As a result, the Company reduced its workforce by 95 employees, including 20 individuals from the professional services group, 10 from the general and administrative group, 25 from sales and marketing group and 40 from software development group. The cost of carrying these employees in fiscal year 2004 was almost $8.9 million: $1.6 million in professional services group, $1.5 million in general and administrative group, $2.6 million in sales and marketing group, and $3.2 million in software development group.

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2005

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2005

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2005

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2005

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2005

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

	Three months ended March 31,
	2005		2004
Revenue
Services	$3,077	10%	$2,603	8%
Maintenance	13,410	44	11,618	34
Installation and other	2,696	9	3,420	10

Services and other	19,183	63	17,641	51

Licenses	10,352	34	12,491	36

Hardware	840	3	4,514	13

Total revenue	30,375	100	34,646	100

Cost of revenue
Cost of services and other	7,319	38	7,686	44

Royalties and other	2,167	21	2,506	20
Amortization of acquired technology and capitalized software	1,035	10	660	5

Cost of licenses	3,202	31	3,166	25

Cost of hardware	965	115	2,830	63

Total cost of revenue	11,486	38	13,682	39

Gross margin	18,889	62	20,964	61

Operating expenses
General and administration	6,110	20	8,804	25
Software development	7,717	25	7,110	21
Sales and marketing	4,072	13	5,819	17
Amortization of intangible assets and depreciation	1,591	5	1,051	3

Total operating expenses	19,490	64%	22,784	66%

Loss from operations	$(601)		$(1,820)

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

Services revenue of $3.1 million, or 10% of total revenue in the three months ended March 31, 2005 increased $0.5 million, or 19%, from $2.6 million same period last year. The increase in revenue of $0.5 million, mainly related to the growth in supplemental services provided to our existing Affinity customers and an increase in service revenue in the government business. These increases were offset by a $0.2 million decline in service related work in PFS.

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

Cost of Revenue

Cost of services and other. Cost of services and other consists of salaries and related expenses associated with services performed for customer support, installation, maintenance and consulting services. Cost of services and other for the quarter ended March 31, 2005 of $7.3 million was $0.4 million less than the $7.7 million in the corresponding period of 2004. As a percentage of services and other revenue, cost of services and other was 38% and 44% for the three months ended March 31, 2005 and 2004, respectively. The decrease was primarily due to a decrease in personnel costs and travel related expenses. The three months ended March 31, 2005 include $0.1 million of severance expense resulting from the reorganization.

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

Gross Margin

Overall, Gross margin improved from 61% for the three months ended March 31, 2004 to 62% for the first quarter of 2005. Gross margin on license revenue declined from 75% to 69% for the respective periods due primarily to increased amortization of acquired technology in 2005 that resulted from the 2004 acquisitions of Détente and Tempus. Gross margin on services and other revenue improved from 56% to 63% due to the 2005 reorganization, and efficiencies within the installation and service organizations. The margin on hardware revenue declined due to relative high 37% margin experienced for the three months ended March 31, 2004; this was due to a high level of hardware revenue in that quarter of $4.5 million, which was almost all from a single contract, and which was unusually profitable.

Operating Expenses

General and administration. General and administration expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administration expense decreased to $6.1 million in the first quarter of 2005 compared to $8.8 million in the same quarter in the prior year. As a percentage of total revenue, general and administration expense was 20% and 25%, respectively for the periods. The overall $2.7 million decrease is mainly attributable to decreased wages and related costs of $0.7 million, a decrease in bad debt expense of $0.5 million, and a $0.7 million decrease in rent and other related common expenses assigned to administrative departments, all offset by a $0.2 million net increase in legal and professional fees, $0.6 million of executive stock expense and $28,000 of severance expense in the three months ended March 31, 2005. In addition, the three months ended March 31, 2004 included $0.4 million in salaries and wages for duplicate finance organizations, $0.7 million for severance related to the shutdown of the San Rafael finance organization, and $0.5 million of legal fees related to shareholder litigation.

Software development. Software development expense includes costs associated with the development of new products for which technological feasibility has not been achieved, enhancements of existing products, maintenance and quality assurance activities and primarily relates to compensation and benefits costs. Software development costs in the three months ended March 31, 2005 were $7.7 million compared to $7.1 million in the same period in 2004, representing an increase of $0.6 million. As a percentage of total revenue, software development costs were 25% and 21% for the quarters ended March 31, 2005 and 2004, respectively. The increase was primarily attributed to an increase in personnel costs and overall expenses for software development departments, attributable in part to such expenses at Détente and Tempus, which were acquired during 2004, and in part to the January 2005 reorganization and realignment of personnel. The three months ended March 31, 2005 include $0.2 million of severance expense resulting from the reorganization.

Sales and marketing. Sales and marketing expense includes costs associated with our sales and marketing personnel and consists primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses. Sales and marketing expense decreased $1.7 million in the first quarter of 2005 to $4.1 million from $5.8 million in the same period last year. As a percentage of total revenue, sales and marketing expenses decreased to 13% in the first quarter of 2005 from 17% in the same period of 2004. This was primarily due to a decrease in commissions of $0.9 million, and a decrease in other wage related expenses of $0.7 million. Salaries and wages decreased primarily as a result of the January 2005 reorganization and realignment of personnel, offset in part by additional personnel acquired through Détente and Tempus. The three months ended March 31, 2005 include $0.2 million of severance expense resulting from the reorganization. Other expenses, net, including the costs of marketing collateral and trade shows, decreased approximately $0.2 million between periods.

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

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of March 31, 2005 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Accrued dividends	$13,322	$4,125	$9,197	$—	$—
Operating leases (1)	25,744	3,774	9,459	4,313	8,198

Total contractual cash obligations	$39,066	$7,899	$18,656	$4,313	$8,198

Other Commercial Commitments
Standby letters of credit (2)	$4,003	$3,620	$—	$—	$383

Total commercial commitments	$4,003	$3,620	$—	$—	$383

(1)	During the fourth quarter of 2004, the Company vacated and closed its San Rafael, California facility as a result of the relocation of our headquarters to Reston, Virginia. The San Rafael lease payments total approximately $6.2 million for years 2005 through 2009, including the Company’s share of common costs. Of this amount, the minimum rent payment of $4.5 million is included in the schedule above. QuadraMed intends to sublease the vacant San Rafael, California facility in 2005.
(2)	The less than 1 year amount of $3.6 million includes $2.6 million for an existing surety bond requirement. Actual requirements may be less as work is completed towards the underlying contract.

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

We Have Incurred Losses from Continuing Operations for the Past Five Years, Except 2001. Our Losses Have Adversely Affected Our Ability to Compete.

We incurred losses from continuing operations of $34.8 million, $19.0 million and $19.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. We also incurred loss from continuing operations of $0.8 million for the three months ended March 31, 2005. Although we had income from continuing operations of $6.3 million in 2001, we incurred losses from continuing operations of $39.9 million in 2000.

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

In addition to the foregoing, a significant percentage of our total cost of revenue is attributable to the cost of third party software royalties and licenses relating to third party software embedded within our software applications. The cost of third-party software royalties and licenses, as a percentage of total cost of revenue, was approximately 19.8%, 12.9% and 15.0% for the years ended December 31, 2004, 2003 and 2002, respectively. The cost of third-party software royalties and licenses, as a percentage of total cost of revenue, was approximately 16.2% and 13.8% for the quarters ended March 31, 2005 and 2004, respectively. Generally, royalty fees for third party licenses will fluctuate based on revenue or the number of our customers and therefore will fluctuate on a quarter to quarter basis.

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

The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2005 (in thousands, except average interest rates):

	Aggregate Fair Value	Weighted Average Interest Rate
Cash and cash equivalents:
Cash	$8,404
Money Market funds	11,975	1.76%

Total cash and cash equivalents (1)	$20,379

Short-term investments:
Debt issued by US government	$—	—

Total short-term investments	$—

Long-term investments:
Corporate debt securities	$449	5.28%
Debt issued by the U.S. government	869	4.89%

Total long-term investments	$1,318

(1)	Excluded from the fair value of the principal amounts of cash is $3.9 million, which is restricted cash that is held in escrow for rental properties, and meeting customer performance expectations.

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

QUADRAMED CORPORATION

Date: January 4, 2006	By:	/s/ Keith B. Hagen
Keith B. Hagen
Chief Executive Officer

Date: January 4, 2006	By:	/s/ David L. Piazza
David L. Piazza
Chief Financial Officer

EXHIBIT INDEX

Certain of the following exhibits have been previously filed with the SEC and are incorporated herein by reference from the document described in parentheses. Certain others are filed herewith.

Exhibit Number	Exhibit Description
2.1	Asset Purchase Agreement, by and among, QuadraMed Corporation, QuadraMed Operating Corporation, OAO Technology Solutions, Inc., and OAO Transaction, LLP, dated as of August 16, 2001. (Exhibit 2.3 to our Current Report on Form 8-K, as filed with the SEC on August 21, 2001.)

2.2	Agreement and Plan of Merger, dated as of June 30, 2004, by and among QuadraMed Corporation, Sawgrass, LLC, Tempus Software, Inc. and each of the shareholders of Tempus Software, Inc. (Exhibit 2.1 to our Current Report on Form 8-K as filed with the SEC on July 15, 2004.)

3.1	Amended and Restated Bylaws of QuadraMed. (Exhibit 3.1 to our current report on 8-K filed with SEC on November 1, 2004.)

3.2	Third Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.5 to our Annual Report Amended on Form 10-K/A, as filed with the SEC on August 24, 1998.)

3.3	Amendment to the Third Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.3 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

3.4	Certificate of Designation, Powers, Preferences and Rights of the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 3.1 to our Current Report on Form 8-K as filed with the SEC on June 17, 2004)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock certificate. (Exhibit 4.2 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

4.3	Purchase Agreement, dated as of April 27, 1998, by and among QuadraMed Corporation and the Initial Purchasers named therein. (Exhibit 1.1 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.4	Securities Purchase Agreement, dated as of April 17, 2003, among QuadraMed Corporation and certain investors listed on the signature pages attached thereto. (Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.5	Form of Note. (Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.6	Warrant Agreement dated as of April 17, 2003, by and between QuadraMed Corporation and The Bank of New York, as warrant agent. (Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.7	Indenture, dated as of April 17, 2003, between QuadraMed Corporation and the Bank of New York, as trustee. (Exhibit 4.4 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.8	Registration Rights Agreement, dated as of April 17, 2003, among QuadraMed, the investors listed on the signature pages thereto, and Philadelphia Brokerage Corporation. (Exhibit 4.5 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

Exhibit Number	Exhibit Description
4.9	Security Agreement, dated as of April 17, 2003, made by QuadraMed Corporation in favor of The Bank of New York, as collateral agent. (Exhibit 4.6 to our Current Report on Form 8-K filed with the SEC on April 30, 2003.)

4.10	Form of Warrant to Purchase Common Stock. (Exhibit 4.11 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

4.11	Subordinated Indenture, dated as of May 1, 1998, between QuadraMed and The Bank of New York. (Exhibit 4.6 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.12	Officers’ Certificate delivered pursuant to Sections 2.3 and 11.5 of the Subordinated Indenture. (Exhibit 4.7 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.13	Registration Rights Agreement dated April 27, 1998, by and among QuadraMed and the Initial Purchasers named therein. (Exhibit 4.8 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.14	Form of Global Debenture. (Exhibit 4.9 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.15	Form of Certificated Debenture. (Exhibit 4.10 to our Registration Statement on Form S-3, No. 333-55775, as filed with the SEC on June 2, 1998, as amended by Amendment No. 1 thereto, as filed with the SEC on June 17, 1998.)

4.16	Registration Rights Agreement dated as of June 30, 2004, by and between QuadraMed and the shareholders identified on the signature pages thereto. (Exhibit 4.1 to our Current Report on Form 8-K as filed with the SEC on July 15, 2004.)

4.17	Form of Preferred Stock certificate for the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 4.17 to our Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, No. 333- 112040, as filed with the SEC on August 25, 2004.)

10.1	1996 Stock Incentive Plan of QuadraMed. (Exhibit 10.1 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.2	1996 Employee Stock Purchase Plan of QuadraMed. (Exhibit 10.2 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.3	Summary Plan Description, QuadraMed Corporation 401(k) Plan. (Exhibit 10.3 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.4	Form of Indemnification Agreement between QuadraMed and its directors and executive officers. (Exhibit 10.4 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

Exhibit Number	Exhibit Description

10.5	1999 Supplemental Stock Option Plan for QuadraMed. (Exhibit 10.5 to our annual report on Form 10-K, as filed with the SEC on March 30, 2000, as amended by May 1, 2000.)

10.6	2004 Stock Compensation Plan of QuadraMed. (Exhibit 4.36 to our Registration Statement on Form S-8, No. 333-118581, as filed with the SEC on August 26, 2004.)

10.7	Separation Agreement dated June 12, 2000, between James D. Durham and QuadraMed. (Exhibit 10.64 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

10.8	Separation Agreement dated June 12, 2000, between John V. Cracchiolo and QuadraMed. (Exhibit 10.65 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

10.9	Employment Agreement dated June 12, 2000, between Lawrence P. English and QuadraMed. (Exhibit 10.66 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

10.10	Amendment of Employment Agreement dated September 20, 2001, between Lawrence P. English and QuadraMed. (Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.11	Employment Agreement dated April 1, 1999, between Michael S. Wilstead and QuadraMed. (Exhibit 10.53 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the SEC on August 16, 1999.)

10.12	Amendment of Employment Agreement dated September 20, 2001, between Michael S. Wilstead and QuadraMed. (Exhibit 10.9 to our Quarterly Report on form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.13	Employment Agreement dated August 16, 2000, between Dean Souleles and QuadraMed. (Exhibit 10.67 to our annual report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on April 2, 2001.)

10.14	Amendment of Employment Agreement dated September 19, 2001, between Dean Souleles and QuadraMed. (Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.15	Second Amendment of Employment Agreement dated November 8, 2002, between Dean Souleles and QuadraMed. (Exhibit 10.14 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.16	Employment Agreement dated June 1, 2001, between Frank Pecaitis and QuadraMed. (Exhibit 10.16 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.17	Lease dated November 19, 1998 for facilities located at 22 Pelican Way, San Rafael, California. (Exhibit 1.7 to our Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC on March 30, 2000.)

10.18	Lease dated November 26, 2001 for facilities located at 1050 Los Vallecitos Boulevard, San Marcos, California. (Exhibit 10.18 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

10.19	Lease dated June 15, 2001 for facilities located at 12110 Sunset Hills Road, Reston, Virginia. (Exhibit 10.19 to our Registration Statement on Form S-1, No. 333-112040 as filed January 21, 2004.)

Exhibit Number	Exhibit Description
10.20	Employment Agreement dated July 9, 2003, between John C. Wright and QuadraMed Corporation. (Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22. 2004.)

10.21	Inducement Stock Agreement dated July 9, 2003, by and between John C. Wright and QuadraMed Corporation. (Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22. 2004.)

10.22	Restricted Stock Agreement dated July 9, 2003, by and between John C. Wright and QuadraMed Corporation. (Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22. 2004.)

10.23	Amendment of Employment Agreement dated October 5, 2003, by and between Charles J. Stahl and QuadraMed Corporation. (Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22. 2004.)

10.24	Stock Issuance Agreement dated December 30, 2003, by and between Lawrence P. English and QuadraMed Corporation. (Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22. 2004.)

10.25	Stock Issuance Agreement dated December 30, 2003, by and between Michael S. Wilstead and QuadraMed Corporation. (Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22. 2004.)

10.26	Value Added Remarketing Agreement dated June 26, 1989, by and between InterSystems Corporation and the Compucare Company. (Exhibit 10.28 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25. 2004.)

10.27	Amendment to VAR Agreement between QuadraMed Affinity Corporation and InterSystems Corporation. (Exhibit 10.29 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25. 2004.)

31.1 **	Section 302 Certification—CEO

31.2 **	Section 302 Certification—CFO

31.3 †	Section 302 Certification—CEO

31.4 †	Section 302 Certification—CFO

32.1 **	Section 906 Certification—CEO

32.2 **	Section 906 Certification—CFO

32.3 †	Section 906 Certification—CEO

32.4 †	Section 906 Certification—CFO

†	Filed herewith
**	Filed with the Company’s Quarterly Report for the quarter ended March 31, 2005 on Form 10-Q, as filed with the SEC on May 10, 2005.