Form 10-K
period 2005-12-31
QUADRAMED CORP
filed 2006-03-16
CIK 1018833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large	accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2005, the last business day of the Registrant’s most recently completed second quarter was approximately $49,578,647 (based upon the price at which the common stock was last sold as reported by the American Stock Exchange on June 30, 2005). Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 10, 2006, 41,792,600 shares of the Registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement to be filed subsequently for the 2006 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

QUADRAMED CORPORATION

FORM 10-K

ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2005

Cautionary Statement on Risks Associated With Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are subject to risks and uncertainties. The words “believe,” “expect,” “anticipate,” “predict,” “intend,” “plan,” “estimate,” “may,” “will,” “should,” “could” and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement.

We advise investors that we discuss other risks and uncertainties that could cause our actual results to differ from these forward-looking statements in Item 1A. Risk Factors of this Annual Report on Form 10-K.

PART I

Item 1. Business

Overview

The business mission of QuadraMed Corporation along with our subsidiaries (“QuadraMed” or the “Company”) is to advance the success of healthcare organizations through IT solutions that leverage quality care into positive financial outcomes. QuadraMed’s driving principles include: maintaining long-term client relationships, building a culture of customer care, focusing on innovation as the key to success, and striving to always deliver value. QuadraMed offers innovative, user-friendly software applications designed and developed by the healthcare professionals and software specialists we employ.

In the healthcare market, clinical information and quality measurements are becoming drivers of revenue management. Access management, financial decision support, health information management (“HIM”) processes and systems combined with patient accounting systems are driving revenue management improvements and the movement to new quality-based reimbursement models. As evolving reimbursement scenarios will challenge hospitals to leverage quality of care into appropriate payment, we believe that clients committing to QuadraMed’s “Care-Based Revenue Cycle” solutions will realize improved financial performance. QuadraMed’s goal is to assist our clients in attaining significant improvement in hospital financial success by leveraging quality of care into positive financial outcomes through performance-based IT solutions. We seek to accomplish this goal by delivering healthcare information technology products and services supporting the healthcare organizations’ efforts to improve the quality of the care they provide and the efficiency with which it is delivered.

Using QuadraMed’s end-to-end solutions which are designed to optimize the patient experience and leverage quality of care into payment, our clients seek to receive the proper reimbursement, in the shortest time, at the lowest administrative cost. Our products are designed to eliminate paper, improve processes, streamline efficiencies and decrease error through the efficient management of patient clinical and financial records, resulting in better patient safety. Healthcare organizations of varying size—from small single entity hospitals to large multi-facility care delivery organizations, acute care hospitals, specialty hospitals, Veterans Health Administration facilities and associated/affiliated businesses such as outpatient clinics, long-term care facilities, and rehabilitation hospitals gain value from our solutions. Our products are sold as standalone, bundled or fully integrated software packages. As of December 31, 2005, approximately 2,000 healthcare provider facilities were utilizing at least one of our products.

We do business directly and through our subsidiaries, all of which are wholly owned and operated under common management. In December 2004, we announced the shutdown of our Financial Services Division; operations ceased to exist in February 2005. Accordingly, beginning in 2005, the Company considers itself to be in a single reporting segment, specifically the software segment. The prior year financial results of these operating segments have been reclassified to conform to the current year presentation. The prior year consolidated financial statements and notes are included herein on Page F-1 of this Annual Report on Form 10-K.

Our corporate headquarters are located at 12110 Sunset Hills Road, Reston, Virginia in the Washington, D.C. metropolitan area. The Company was incorporated in 1993 and reincorporated in Delaware in 1996. Our telephone number is 703-709-2300. We file quarterly and annual reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document that we file at the public reference facilities of the SEC in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov and on our website, http://www.quadramed.com, where all of our current SEC filings can be accessed free of charge as soon as reasonably practicable after they are filed with the SEC. Our SEC filings are also available at the office of the American Stock Exchange. For further information on obtaining copies of our public filings at the American Stock Exchange, please call 212-306-1331.

Market for Healthcare Information Technology

The healthcare industry is the largest industry in the United States economy. The Centers for Medicare and Medicaid Services (“CMS”) estimate that 2006 total healthcare expenditures in the United States will be approximately $2.2 trillion, or approximately 16.5% of the U.S. gross domestic product. CMS estimates that by 2015, total U.S. healthcare spending will reach $4.0 trillion, or 20% of the estimated U.S. gross domestic product.

Hospital services represent one of the largest categories of total healthcare expenditures. According to CMS, in 2006, spending on hospital services will amount to approximately $662.5 billion, or 30.6% of total healthcare expenditures. According to the American Hospital Association, there are approximately 4,900 community hospitals in the United States. The healthcare industry is under increasing pressure from the government, consumers, employers and third-party payers to increase the use of technology to improve efficiency, eliminate errors and enhance the quality of care. This fact is demonstrated by the number of government, private industry and consumer-driven initiatives that are acting as catalysts and driving the business decisions made by healthcare executives.

The need to increase the use of technology to improve patient safety became evident in 2000 when the Institute of Medicine of the National Academy of Sciences (“IOM”) published a report entitled “To Err is Human: Building a Safer Health System.” This report detailed the extent of preventable medical errors in today’s hospitals—errors which were estimated to cause between 44,000 and 98,000 deaths each year. Another IOM report, published in 2001, “Crossing the Quality Chasm: A New Health System for the 21st Century,” led to the development of initiatives for public reporting on performance, pay for performance and quality improvement. In September 2004, the IOM launched the Redesigning Health Insurance Performance Measures, Payment, and Performance Improvement Programs project in response to the Medicare Prescription Drug Improvement and Modernization Act of 2003. The focus of this project is on improving the quality of care. The first report, “Performance Measurement: Accelerating Improvement,” was released in December 2005. In this report, the IOM focused on the selection of measures to support quality improvement efforts and on the creation of a common infrastructure for managing a consistent set of measures nationally and regionally.

Other federal government agencies are key players in driving the need for information technology. CMS is encouraging the use of Electronic Health Record Systems (“EHR-S”) to improve care quality based on better clinical data. The focus of the EHR-S is the centralization of, and access to, electronic health information on a patient level. CMS initiated a three-year pay for performance demonstration project in October 2003 in which hospitals are rewarded financially for providing higher levels of quality care. In May 2005, CMS’s preliminary reports showed that quality of care had improved significantly at participating hospitals. The need to capture, store, access and communicate patient information electronically will further drive the need for healthcare organizations to implement sophisticated information technology solutions based on industry recognized data standards.

In May 2003, the Department of Health and Human Services (“DHHS”) issued a report entitled “Toward a National Health Information Infrastructure: A Key Strategy for Improving Quality in Long-Term Care.” This report establishes the path for the future development of healthcare information technology based on a national infrastructure and cites a number of examples of how a national infrastructure can improve the quality of healthcare. These improvements include (1) the ability for consumers to manage their own healthcare needs and decision-making by having access to their information, (2) the ability to provide healthcare providers access to more accurate and complete real-time patient data and to the use of systems with knowledge and content for better decision-making, and (3) the ability for public health officials to access aggregate data to identify health problems and trends.

On July 21, 2004, DHHS issued a report outlining the government’s 10-year plan to build a national electronic health information infrastructure. The report, entitled “The Decade of Health Information Technology: Delivering Consumer-centric and Information-rich Health Care: Framework for Strategic Action,” was prepared by the National Coordinator for Health Information Technology, David J. Brailer, M.D., and outlines a joint public-private initiative to bring health information technology into the United States healthcare system and to create electronic health records for every patient. Notably, the report calls for incentives to encourage healthcare providers to adopt electronic health records and recommends updating the federal fraud and abuse laws to the extent that they hinder information technology adoption and cooperation.

Private industry has identified healthcare and the associated cost attributed to medical errors as an area requiring significant change. More than 170 public and private organizations belong to a coalition called the Leapfrog Group. These organizations have significant healthcare purchasing power, which has brought their initiative to the forefront in the public arena. They are demanding changes designed to improve the quality of care, reduce errors and lower the associated cost. In 2005, the Leapfrog Group initiated the first national private-sector pay for performance program to provide incentives and rewards for hospitals that deliver high quality care efficiently. The program ties financial incentives to hospital performance on measures already collected by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) and the Leapfrog Quality and Safety Survey. Initial results of the program are expected in 2006.

Other public-private initiatives are developing as well. For example, the Foundation for eHealth Initiative and the Health Resources and Services Administration (“HRSA”) Office for the Advancement of Telehealth (“OAT”) have developed a $3.86 million program called Connecting Communities for Better Health, to provide funding and support to various organizations that are using health information exchange and other information technology tools to improve healthcare quality, safety and efficiency.

Congress has also passed various laws that were designed to facilitate the use of technology in the healthcare industry.

First, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the regulations implementing its “administrative simplification provisions” have had a significant impact on healthcare organizations and their need for technology. HIPAA’s scope is very broad—it applies to health plans, most healthcare providers and healthcare clearinghouses. These “covered entities” must comply with a variety of administrative simplification regulations issued per HIPAA, including the Privacy Rule, the Transactions Rule and the Security Rule. The Privacy and Security Rules require covered entities to protect the privacy and security of individually identifiable patient health information—called “protected health information.” The Transactions Rule requires covered entities to conduct certain specified transactions (for example, health plan enrollment) using specific electronic formats and codes.

These rules may increase healthcare entities’ need for technology solutions. For example, prior to the Privacy Rule, there was no federal requirement that healthcare entities track and account for all non-routine disclosures of protected health information and provide a summary of the same at the patient’s request. The complexity of tracking all such disclosures per the Privacy Rule’s requirements, as well as providing the patient with a record of what has been disclosed, places both a burden and a risk on the organization. As such, healthcare information technology companies, particularly healthcare information system vendors, often partner with healthcare organizations to help them meet the significant regulatory requirements mandated by the HIPAA Rules.

Second, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) contained a number of different provisions designed to increase the use of technology in the healthcare industry. For example, the MMA contains provisions that aim to increase the use of electronic prescribing in order to reduce medical errors. The MMA also authorizes a chronic care improvement program designed to improve chronic care for Medicare beneficiaries through, among other things, the use of information technology.

QuadraMed’s Strategy

New financially oriented incentives based on quality, adherence to evidenced-based medicine and clinical outcomes improvements are being explored in the healthcare sector—these efforts are likely to result in new quality-based reimbursement and pay for performance programs. Market dynamics are also creating the “connected healthcare community”—requiring interconnectivity across hospitals, physician, pharmacy, laboratory, outpatient, long term care, home health, payer sites and the community. Certain management functions will remain hospital-centered; however, systems must now cover a spectrum of patient activities within the ambulatory and inpatient arena to ensure adherence to quality standards and improve efficiency of care. As interconnectivity and ultimately interoperability become essential, patient identification and record locator services become critical to success—to empower patients and consumers through the development of personal health records, to support patient safety efforts and to support anticipated public health monitoring and reporting, and for epidemiologic and bio-terror surveillance initiatives.

Our goal is to increase market share by offering innovative and user-friendly clinical, administrative, financial and health information management solutions to meet the demand among hospitals and other healthcare providers looking to achieve improvements in financial success by leveraging quality of care into positive financial outcomes using performance-based IT solutions. To achieve this goal, we have combined the considerable healthcare expertise of our product managers with the technological skill of our development engineers in an effort to assure that our products are designed and supported by professionals who understand healthcare requirements, health trends and healthcare providers.

QuadraMed continues to focus our strategy around our core software business and seeks to achieve industry leadership by:

•	Building upon our value proposition that QuadraMed solutions can optimize the patient experience and leverage quality of care into payment for hospitals to achieve the proper reimbursement in the shortest amount of time, at the lowest administrative cost;

•	Aligning Company resources and efforts around a vision that quality measurements and clinical outcomes improvements are likely to result in new quality-based reimbursement and pay for performance programs that will impact approaches to revenue management;

•	Continuing to enhance functionality and scope of our existing solutions to meet market driven demands;

•	Improving consistency of the underlying technology and our support services across our solutions to meet emerging trends related to interoperability and quality-based reimbursement;

•	Providing through development, partnerships or acquisition additional software applications to complement our product line consistent with our mission and value proposition;

•	Increasing our “footprint” in the current customer base and growing sales volume by selling new and enhanced applications to our existing customer base;

•	Acquiring new customers for our integrated solution set as well as in stand-alone sales opportunities through expanded professional sales, marketing and industry activities;

•	Maintaining expense discipline; and

•	Divesting non-strategic assets.

QuadraMed’s Products and Solutions

QuadraMed provides comprehensive software and service solutions that help our customers achieve clinical and financial efficiency across the full continuum of patient care. A significant portion of our software license arrangements also require us to provide product maintenance and implementation services to customers. These services include installations, maintenance, consulting and training. QuadraMed’s Affinity HIS products enable the customer to manage patient registration, clinical and financial information across the healthcare enterprise, and QuadraMed’s Quantim HIM products provide hospitals, VA facilities and physicians with the tools to manage coding, compliance, abstracting, electronic document management and record management processes. QuadraMed’s TempusOne access management system provides enterprise wide scheduling and resource management to hospitals and integrated delivery networks. In addition, we have solutions that fulfill niche needs including Identity Management, Decision Support, Electronic Data Interchange, Pharmacy and Laboratory.

Software Solutions

QuadraMed Affinity

QuadraMed Affinity products include:

•	Affinity Revenue Cycle Solutions

•	Affinity Care Management

•	Affinity Healthcare Information Management

•	Affinity EDI Transaction Services

•	Radiology Information System

•	Pharmacy Management

•	Laboratory Information

•	General Laboratory

•	Microbiology

•	Anatomic Pathology

QuadraMed Affinity includes integrated enterprise wide software solutions. The core product is a standards-based, integrated healthcare information system (“HIS”). It is highly scalable and flexible and supports the business application needs of hospitals of varying sizes, from small community facilities to large multi-entity integrated delivery networks. It can be implemented on both Microsoft NT and UNIX operating systems and supports a number of hardware platforms, including Hewlett Packard/Compaq, Sun Microsystems, IBM and EMC. Affinity applications are designed to streamline workflow processes, reduce administrative expenses, improve the speed and accuracy of billing processes and improve patient safety and care by supporting clinical decision-making and documentation. The Affinity “Care-Based Revenue Cycle” approach provides a fully integrated HIS from patient access and identification to care management, health information management and financial management. Affinity enables hospitals to capture and manage revenue throughout the patient revenue cycle. By combining clinical, financial and patient information within a single patient-centered database, Affinity supports efforts to reduce accounts receivable days, improve cash flow, increase productivity and improve operational and strategic decision-making. Affinity Care Management provides improved integration, streamlined workflow, better documentation and better decision support for patient safety. The system supports order control/results reporting, patient classification and workload requirements, plan of care, vital signs and intake/output, charting and assessment, pharmacy/medical management, department management, clinician access, prescription writing, physician documentation and computerized physician order entry (“CPOE”). The Affinity Clinician Access, CPOE, Pharmacy and Patient Charting applications provide a comprehensive, advanced clinical solution focused on patient safety. The Affinity Pharmacy Management component provides a comprehensive solution to help healthcare organizations manage the daily operations of their pharmacy departments and is fundamental in addressing patient safety concerns that are driving clinical decisions. Affinity Radiology is a general purpose multidisciplinary radiology information system with user-defined departments for radiology, nuclear medicine, ultrasound, CT and MRI. Affinity Radiology is generally available in the US market. Affinity Laboratory is a general purpose laboratory information system with user-defined departments for chemical pathology, hematology, microbiology, histopathology, cytology and blood bank. With the exception of the blood bank module which requires FDA 510K registration, Affinity Laboratory is generally available in the US market.

QuadraMed Quantim

QuadraMed Quantim products include:

•	Abstracting

•	Coding—Physician and Facility

•	Compliance—Inpatient and Outpatient

•	Record Management

•	Correspondence Management

•	Release of Information

•	Disclosure Accounting

•	Chart Locator

•	Chart Completion

•	Electronic Document Management

QuadraMed Quantim is an integrated HIM software system that provides acute care hospitals and physician practices with the tools to manage coding, compliance, abstracting and record management processes. This combination of integrated solutions is designed to improve significantly the business of healthcare. Quantim software solutions are designed to generate operational efficiencies, improve cash flow and measure the cost and quality of care. Quantim provides a single, fully integrated, web-native platform for our HIM product suite. Quantim represents a significant improvement over the functionality of traditional HIM product offerings in the areas of coding, compliance, abstracting and medical records management. Quantim Abstracting captures, structures and analyzes clinical and financial data using standard and customizable fields, rules and screen design. The Application Builder tool provides users the ability to customize workflow by creating fields and rules and designing screen navigation. Quantim Abstracting provides an integrated solution that enables the user to access both the Quantim Coding and Quantim Compliance tools within a patient encounter and provides timely and accurate data for clinical and business decisions. Quantim Coding provides advanced search functionality while maintaining a solid knowledge-based approach to coding. It includes a sophisticated search engine to facilitate the encoding process and improve coding accuracy. Coding accuracy is enhanced through Quantim Coding, a powerful simultaneous encoding and grouping system, designed to maximize productivity and minimize duplication. Quantim Compliance is a transaction-based software solution that facilitates accurate ICD-9-CM, CPT/HCPCS, DRG and APC assignment. Quantim Compliance automates the selection process and assists the user in monitoring appropriate and accurate coding for both inpatient and outpatient encounters. Quantim Compliance improves the quality of data and acts as an early warning system to identify potential areas of noncompliance. Quantim Record Management provides software modules required to release information, track disclosures and track chart locations and reservations to ensure charts are complete. These web-native products allow for process where it is needed and provide advanced functionality including true multi-facility logic. Quantim Electronic Document Management (“EDM”) complements existing patient care and financial systems. Quantim EDM provides the ability to electronically transfer and/or scan documents into a single location creating the electronic legal medical record. As a secure and scalable enterprise-wide web native solution, EDM is a key component of the electronic health record. Quantim Correspondence Management provides functionality to facilitate a healthcare organization’s compliance with the disclosure management aspect of the HIPAA privacy mandate. In addition, it provides the tools needed by HIM to automate the entire release of information workflow process, including robust accounts receivable management. Quantim Chart Locator automates the monitoring and tracking of patient charts across diverse locations. Quantim Chart Locator also provides the ability to perform chart reservation to ensure the requestor will be able to get the chart when needed for patient care. Quantim Chart Completion provides facilities with the functionality to move toward current record chart analysis and facilitates timely, accurate and complete medical record documentation. Quantim Chart Completion offers tools for concurrent and retrospective chart analysis, which help ensure compliance with JCAHO and other regulatory standards and medical staff bylaws, rules and regulations.

QuadraMed TempusOne

QuadraMed TempusOne products include:

•	Enterprise Scheduling/Access Management

•	TempusXpress

•	Medi-Kiosk

QuadraMed TempusOne is an integrated access management software solution designed to ensure that accurate patient information is accessible across an organization, improving workflow, compliance and patient safety. By centralizing patient information in an integrated, scalable system, our access management solutions enable healthcare professionals to track patients from registration through billing quickly and accurately. With advanced features such as medical necessity validation and automated call-back reminders, TempusOne manages the patient access and scheduling needs of the entire enterprise and maximizes a facility’s resources by moving patients through the healthcare facility more efficiently, minimizing delays and conflicts and their related costs. TempusOne schedules complex sets of procedures at a rate which is approximately fifteen times faster than manual scheduling (often in less than 60 seconds). This results in reduced patient wait times at the healthcare facility related to multiple procedures in different departments. TempusXpress is a fully integrated scheduling and access management solution that is specifically designed to accommodate the resource constraints of smaller healthcare organizations. In addition to traditional scheduling functions, TempusXpress combines the access management functions required by smaller healthcare organizations, including full enterprise scheduling and pre-registration. Physician Web Scheduler provides physicians with direct access to a hospital’s scheduling services via the Internet. As physician’s offices request approximately 80% of hospital appointments and physicians are under intense pressure to operate efficiently, physicians are more likely to refer patients to healthcare organizations that offer enterprise-wide scheduling services and real-time information on demand.

Other Solutions

QuadraMed Identity Management products include:

•	MPIspy

•	SmartMerge

•	PreciseID Patient Search Algorithm

•	MPI Clean Up Services

QuadraMed MPI is a suite of Master Person Index (“MPI”) software and services (MPIspy, SmartID, SmartMerge, MPI Cleanup), which enable the identification, correction, and elimination of duplicate patient records in a facility’s master population index.

QuadraMed Decision Support products include:

•	Contract Management

•	Performance Measurement

•	Clinical Outcome Practice Evaluator

QuadraMed Decision Support tools, including Contract Management is a managed care contract management system; Performance Measurement is a clinical and financial outcome analysis and decision support system.

QuadraMed Government Solutions include:

•	VHA ProFee Compliance Suite

•	VA Coding—nCoder+/PTF

QuadraMed Performance Measurement includes the Clinical Outcome Practice Evaluator (“COPE”), which electronically captures, abstracts, and enters data required for Core Measures of the JCAHO.

Product Development Strategy

The key drivers for our technology development are portability of information, flexibility of deployment, access anywhere and anytime, and data standardization. Our technology strategy is guided by the following technology trends:

•	The Internet and distributed computing have had and will likely continue to have a significant impact on the way software is developed and delivered;

•	Web-native applications with a modern Internet architecture will likely have a significant role in the future; and

•	Computing power, storage capacity, and network bandwidth have, and may continue to, double every 18, 12, and 6 months, respectively.

The principles upon which our core products are being developed will enhance their ability to be easily accessed, scaled, extended and integrated with the customer’s legacy systems. These principles include:

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

•	Ease of Installation and Implementation: Our emerging architecture makes it easy to install and implement. The use of web-based thin clients eliminates the need for manual software installation and configuration on individual workstations. QuadraMed has a record in successful installations and customer satisfaction. Our products are designed to support incremental installation and we specialize in interfacing with legacy systems, thereby providing the customer with a rapid return on investment.

•	Web Accessible: Our newer applications are fully web accessible, including a web-native and Java (J2EE)-based framework that is fully integrated with core enterprise-wide registration, clinical and financial systems. This architecture also allows integration with existing web portals to make enterprise wide information web-accessible.

We depend on licenses from a number of third-party vendors for certain technology, including the computer hardware, operating systems, database management systems, programming language and runtime environment, upon which we develop and operate our products. We are materially reliant upon licenses with the following third-party vendors InterSystems Corporation, Document Storage Systems, Inc., Megas Corporation, Unicor Medical, Oracle, Microsoft, Quovadx, the American Medical Association (“AMA”), and the American Hospital Association (“AHA”). Most application software companies, including QuadraMed and its competitors, are reliant on licensed technology and third-party components for the development and operation of their software products. Therefore, we believe that our reliance on licensed technology does not place us at a competitive disadvantage. Moreover, as discussed above, a key component of our product development strategy is to become platform-independent, which we believe will mitigate the risks of our reliance on third-party licenses.

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

Technical Architecture

To eliminate the disparity of technical architectures that has resulted from our many corporate acquisitions, we have established a technical architecture which guides the development and integration of our products. We have focused on integrating the functionality of our products through the development of web-native applications (designed to run in a web browser) built on n-tiered architecture (developed in discrete layers separating the user interface from the business rules and data storage to provide maximum platform independence). The layers of this architecture are as follows:

•	Platform—the platform layer is the computer hardware and operating system. Our software is designed to be system independent, which means it can run on a variety of hardware and operating systems from a number of vendors. Our systems can run on computers from any manufacturer that supports Microsoft Windows or commercial Unix operating systems.

•	Database—the database layer consists of a commercial relational database management system such as Oracle, Microsoft SQL Server or InterSystems Cache. Our software is designed to be database independent and is capable of being deployed on a variety of database management systems.

•

EDR—the Enterprise Data Repository (“EDR”) is the developed implementation of a healthcare specific data model. The design of the EDR continues to be heavily influenced by the HL7 Reference Information Model (“RIM”). HL7 is the recognized governing standards body for healthcare information technology. The RIM includes definitions for objects and acts specific to healthcare, including complete conceptual definitions of terms like “patient,” “provider,” “procedure” and “diagnosis,” and the potential relationships among the terms.

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

Customers

We primarily market to acute care hospitals and multi-facility care delivery organizations or integrated delivery networks. We also sell products to Veterans Health Administration facilities, specialty hospitals, hospital associations, and physicians. We have customers located in all 50 states, the District of Columbia, Puerto Rico, Canada, Australia, New Zealand, and the United Kingdom. In 2005, sales to Veterans Health Administration facilities, both directly and indirectly through Micron Government Computer Systems, accounted for approximately 10% of our total revenues. In 2004, one single customer, The County of Los Angeles, accounted for 11% of our total revenues. Another customer, Micron Government Computer Systems, accounted for 10% of our total revenues in 2004. In 2003, no single customer accounted for 10% or more of our total revenues. In all, our products are used in approximately 2,000 healthcare provider facilities.

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

Environmental

The Company believes that its compliance with federal, state, and local environmental laws and regulations has no material effect on its capital expenditures, earnings or competitive position.

FDA

Computer products used or intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease or other conditions or that affect the structure or function of the body are subject to regulation by the U.S. Food and Drug Administration (“FDA”) under the Federal Food, Drug and Cosmetic Act. At present, none of our software products are so regulated by the FDA.

Intellectual Property

We rely on a combination of copyright, trademark and trade secret law, and nondisclosure and non-compete agreements to protect our proprietary methodologies, computer software and databases. In addition, we require that all employees sign an agreement prohibiting them from disclosing or using our confidential information and requiring them to disclose and assign to us any new ideas, developments, discoveries or inventions related to our business. Further, we enter into non-disclosure agreements with business partners and customers in the ordinary course of business. The Company initiated a new branding strategy in 2004 that included the adoption of a new slogan, “Powering Smarter Healthcare,” which currently is pending registration at the United States Patent & Trademark Office and is expected to be registered soon. We have obtained trademark registrations in the United States for most of our corporate and product trademarks and service marks (to the extent applicable), including QuadraMed, Affinity, Quantim, Tempus, pcMAR, MPIspy, SmartMerge, TempusOne, TempusXpress, nCoder+, WinCoder+, MEDREC Millennium and SmartID, among others. In addition, we are in the process of obtaining trademark registrations in Australia, New Zealand and a number of European countries for the QuadraMed and QuadraMed Affinity marks.

We have not filed for nor obtained any patents for our proprietary technology since 2001, when we filed a provisionary patent application for our Affinity CPOE software application, which application has since lapsed. We continue to evaluate our technology for potentially patentable products. We may in the future seek patents for new products if, in our business judgment, the products are patentable and such protection is warranted. Finally, in order to develop our products, we depend on licenses from third-party vendors. To the extent possible, we ensure that all third-party vendors will indemnify us for infringement of any third-party’s intellectual property rights.

Employees

QuadraMed’s staff includes product management and development teams with healthcare experience, software engineers, sales and marketing, and corporate support/administrative. We believe that we have a satisfactory relationship with our employees, none of whom are represented by a union or other collective bargaining group. As of December 31, 2005, we had approximately 689 employees: 102 in general and administration, 65 in sales and marketing, and the remaining employees in technical, consulting, research and development and support services. During the first quarter of fiscal year 2006, the Company announced a corporate reorganization and a reduction in our workforce. As a result, approximately 5% of the employees left the Company.

Software Development

All of the Company’s software development expense represents costs associated with the development of new products for which technological feasibility has not been achieved, enhancements of existing products and quality assurance activities. It primarily relates to employee compensation and benefit costs. As of December 31, 2005, we had 256 full-time employees engaged in software development. Our software development expense was $30.5 million, $28.1 million and $23.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Item 1A. Risk Factors

You should carefully consider the following factors and other information set forth in this report, including our financial statements and the related notes. The risks set forth below are in addition to risks that apply to most businesses. Our business and future performance may be affected by the following:

We Have Incurred Losses from Continuing Operations for the Past Five Years, Except 2001. Our Losses Have Adversely Affected Our Ability to Compete.

We incurred losses from continuing operations of $1.5 million, $34.8 million, $19.0 million and $19.9 million for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, and we had income from continuing operations of $6.3 million in 2001.

Our losses have impaired our ability to market our products and services in competition against companies that are more profitable. If we are unable to achieve or sustain profitability, it may impair our ability to compete effectively.

Failure to Achieve and Maintain Effective Internal Controls Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price.

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. These reports are included in this Form 10-K under Item 9A. Controls and Procedures and in our Financial Statements on page F-1. As indicated in Item 9A and previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 25, 2005, as amended by Amendment No. 1, filed with the SEC on April 29, 2005, and Amendment No. 2, filed with the SEC on January 4, 2006 and in the Company’s Quarterly Reports on Form 10-Q, filed with the SEC on May 10, 2005 (as amended and filed on January 4, 2006), August 9, 2005 and November 9, 2005, our management identified control deficiencies and material weaknesses in internal control over financial reporting and in our disclosure controls and procedures as of December 31, 2004 and as of the end of each quarter in 2005 through September 30, 2005. During 2005, the Company invested significant time and resources to remediate such material weaknesses, and as such, there were significant changes in our internal control over financial reporting during 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in a positive way. As a result of these remediation efforts, our management believes that our internal control over financial reporting and disclosure controls and procedures are effective as of December 31, 2005.

However, if we fail to achieve and maintain the adequacy of our internal control over financial reporting and disclosure controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are important in helping ensure that we produce reliable financial reports and in helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the trading price of our stock could drop significantly.

Additional Costs for Complying With Recent and Proposed Future Changes in SEC, American Stock Exchange and Accounting Rules Could Adversely Affect Our Profits.

Recent and proposed future changes in SEC and American Stock Exchange rules, as well as changes in accounting rules, have caused us, and will continue to cause us, to incur additional costs including professional fees and added personnel costs, in order to keep informed of the changes and operate in a compliant manner. We incurred, and expect to continue to incur, additional general and administrative expenses as we implement and maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to report on, and our independent auditors to attest to, our internal controls. These additional costs may be significant enough to cause our financial position and results of operation to be adversely affected. In addition, compliance with these new rules could also result in continued diversion of management’s time and attention, which could prove to be disruptive to our normal business operations. Failure to comply with any of the new laws and regulations could adversely impact market perception of our Company, which could make it difficult to access the capital markets or otherwise finance our operations in the future.

Our Ability to Borrow or Issue Additional Shares of Preferred Stock Is Restricted by the Terms of Our Series A Preferred Stock.

The Certificate of Designation governing our Series A Preferred Stock provides that so long as at least 600,000 shares of Series A Preferred Stock are outstanding, at least 66 2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock shall be required to approve the incurrence by QuadraMed of any long-term senior indebtedness of QuadraMed in an aggregate principal amount exceeding $8,000,000, excluding certain prior existing indebtedness. Furthermore, the Certificate of Designation requires the affirmative vote of a majority of any outstanding shares of the Series A Preferred Stock prior to the authorization or creation of, or increase in the authorized amount of, any shares of any class or series (or any security convertible into shares of any class or series) ranking senior to or on par with the Series A Preferred Stock in the distribution of assets upon any liquidation, dissolution or winding up of QuadraMed or in the payment of dividends. This may hinder or delay our ability to borrow funds or issue preferred stock.

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

Our quarterly operating results have varied significantly in the past and may fluctuate in the future as a result of a variety of factors, many of which are outside our control. Accordingly, quarter-to-quarter comparisons of our operating results may not be indicative of our future performance. Some of the factors causing these fluctuations include:

•	Variability in demand for products and services;

•	Introduction of product enhancements and new products by us and our competitors;

•	Timing and significance of announcements concerning present or prospective strategic alliances;

•	Discontinuation of, or reduction in, the products and services we offer;

•	Loss of customers due to consolidation in the healthcare industry;

•	Delays in product delivery requested by our customers;

•	Customer budget cycle fluctuation;

•	Investment in marketing, sales, software development and administrative personnel necessary to support anticipated operations;

•	Costs incurred for marketing and sales promotional activities;

•	Software defects and other product quality factors;

•	General economic conditions and their impact on the healthcare industry;

•	Cooperation from competitors on interfaces and implementation when a customer chooses a QuadraMed software application to use with various vendors;

•	Delays in implementation due to product readiness, customer induced delays in training or installation and third-party interface development delays;

•	Final negotiated sales prices of systems;

•	Federal regulations (i.e., OIG, HIPAA, ICD-10) that can increase demand for new, updated systems;

•	Federal regulations that directly affect reimbursements received, and therefore the amount of money available for purchasing information systems; and

•	The fines and penalties a healthcare provider or system may incur due to fraudulent billing practices.

In addition to the foregoing, a significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to third-party software embedded within our software applications. The cost of third-party software royalties and licenses, as a percentage of total cost of revenue, was approximately 21%, 20% and 13% for the years ended December 31, 2005, 2004, and 2003, respectively. Generally, royalty fees for third-party licenses will fluctuate based on revenue or the number of our customers and therefore will fluctuate on a quarter-to-quarter basis.

Our Operating Expenses are Fixed, and We May Not Be Able to Reduce Them to Offset a Potential Future Revenue Decrease.

Our operating expense levels are relatively fixed. Accordingly, if future revenues are below expectations, we would experience a disproportionate adverse affect on our net income and financial results. In the event of a revenue shortfall, we will likely be unable to, or may elect not to, reduce spending quickly enough to offset any such shortfall. As a result, it is possible that our future revenues or operating results may fall below the expectations of securities analysts and investors. In such a case, the price of our publicly traded securities may be adversely affected.

We Could Experience a Significant Impact on Our Revenue if Our Customers Do Not Renew Maintenance Contracts.

We derive a significant percentage of our revenue, including 45% of our total revenue for fiscal year 2005, from maintenance services. We provide maintenance services under maintenance contracts to many of our customers in connection with our healthcare information technology products. In general, these maintenance contracts renew on an annual basis. If a significant portion of these maintenance contracts were not renewed, our maintenance revenues would decline which could have a material adverse effect on our total revenue for the period(s) in which the maintenance contracts were discontinued.

Future Sales of Our Common Stock in the Public Market, Warrants or Option Exercises and Sales Could Lower Our Stock Price.

A substantial number of shares of our common stock are issuable upon the exercise of stock options and warrants and upon conversion of our Series A Preferred Stock. We cannot predict the effect, if any, that future sales of such shares of common stock, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock issued or issuable upon the exercise of stock options or warrants or upon the conversion of our Series A Preferred Stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

If Our Series A Preferred Stock is Converted into Common Stock, these Converting Stockholders Will Have Significant Voting Power, and They Will Have the Ability to Exert Substantial Influence Over Matters Requiring Stockholder Approval.

Each share of our Series A Preferred Stock is convertible into 8.0645 shares of our common stock, and the Series A Preferred Stockholders may convert at any time. If all of our Series A Preferred Stock is converted into common stock, the shares issued upon this conversion will total approximately 43.7% of our outstanding common stock. In addition, many of our Series A Preferred Stockholders own common stock. Therefore, although these stockholders may not acquire majority control upon conversion of their Series A Preferred Stock, if these distinct stockholders were to act together, they will have the ability to exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors, the approval of mergers or other business combinations, and other significant corporate actions. This ability to influence our affairs might be disadvantageous to our other stockholders.

Recently Adopted Financial Accounting Standards, Which Require the Expensing of All Share-Based Payments to Employees, May Materially and Adversely Affect our Results of Operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. In April 2005, the SEC extended the effective date of SFAS No. 123(R) requiring compliance by public companies for annual, rather than interim, periods that begin after June 15, 2005. Under SFAS No. 123(R), pro forma disclosure is no longer an alternative. As permitted by the former FASB statement, SFAS No. 123, the Company has accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and as such, has generally recognized no compensation cost for employee stock options.

Accordingly, we have adopted SFAS No. 123(R)’s fair value method of accounting for share based payments, effective January 1, 2006. The full impact of this statement will be dependent on future grants as well as existing grants of employee stock options and restricted stock. We believe that the impact on the Company’s results of operations may be significant, as we will be required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. If the Company reduced its share-based payments to existing and new employees in order to avoid the negative impact on operating results, it could impair the Company’s ability to attract and retain quality personnel, which could weaken the Company’s competitive position in the marketplace.

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

Provisions in Our Certificate of Incorporation and Bylaws and Delaware Law Could Delay or Discourage a Takeover and Could Adversely Affect the Price of Our Common Stock.

Our Board of Directors has the authority to issue an additional one million shares of preferred stock over and above the four million shares already issued, and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by holders of our common stock. If additional preferred stock is issued, the voting and other rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of our preferred stock. The issuance of preferred stock may have the effect of delaying or preventing a change of control of the Company that could have been at a premium price to our stockholders. Our Board of Directors has issued four million shares of such preferred stock as Series A Preferred Stock and the holders of the Series A Preferred Stock have certain voting and board appointment rights.

Certain provisions of our Certificate of Incorporation and Bylaws could discourage potential takeover attempts and make stockholders’ attempts to change management difficult. Our Board of Directors has the authority to impose various procedural and other requirements that could make it more difficult for our stockholders to effect certain corporate actions. In addition, our Certificate of Incorporation provides that directors may be removed only by the affirmative vote of the holders of two-thirds of the shares of our capital stock entitled to vote. Any vacancy on our Board of Directors may be filled only by a vote of the majority of directors then in office. Further, our Certificate of Incorporation provides that the affirmative vote of two-thirds of the shares entitled to vote, voting together as a single class, subject to certain exceptions, is required for certain business combination transactions. These provisions, and certain other provisions of our Certificate of Incorporation, could have the effect of delaying or preventing (i) a tender offer for our common stock or other changes of control of the Company that could be at a premium price or (ii) changes in our management.

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

We Do Not Expect to Pay Cash Dividends on Common Stock in the Foreseeable Future.

We have not declared or paid cash or other dividends on our common stock and do not expect to pay cash dividends for the foreseeable future. Our ability to pay dividends is also restricted by the terms of our Series A Preferred Stock which require us to pay full cumulative dividends on the Series A Preferred Stock before making any dividend payment on our common stock. Generally, the Series A Preferred Stock is entitled to quarterly dividends of $0.34 (5.5% per annum) per share. However, as provided in the Certificate of Designation relating to the Series A Preferred Stock, because a registration statement for the Series A Preferred Stock was not declared effective by the SEC on or before June 15, 2005, the dividend rate for such stock increased to $0.40625 per quarter (6.5% per annum) commencing on June 16, 2005, and such rate will apply until the date such registration statement is declared effective. Upon conversion of the Series A Preferred Stock into shares of common stock, the Series A Preferred stockholders have the right to receive, when declared by our Board of Directors, dividends equal to the total previously unpaid dividends payable from the effective date of conversion through June 1, 2007 at a rate of $1.375 per share per annum or 5.5% per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common shares, or any combination thereof at our option. We currently intend to retain all future earnings for use in the operation of our business and to fund future growth. Any future cash dividends will depend upon our results of operations, financial conditions, cash requirements, the availability of a surplus and other factors.

We May Be Liable for Violating the Intellectual Property Rights of Third Parties, which Could Lead Us to Incur Substantial Litigation Expenses, and, If There Were an Adverse Judgment, Liability for Any Infringement.

We do not believe that the intellectual property important to the operation of our business, whether owned by us or licensed to us by a third party, infringes or violates the intellectual property rights of any other party. However, intellectual property litigation is increasingly common in the software industry. The risk of an infringement claim against us may increase over time as the number of competitors in our industry segment grows and the functionality of products overlaps. Third parties have, in the past, asserted infringement claims and could assert infringement claims against us in the future. Regardless of the merits, we could incur substantial litigation expenses in defending any such asserted claim. In the event of an unfavorable ruling on any such claim, a license or similar agreement may not be available to us on reasonable terms, if at all. Infringement may also result in significant monetary liabilities that could have a material adverse effect on our business, financial condition and results of operations. We may not be successful in the defense of these or similar claims. We have taken steps to contractually limit our liability for the use of intellectual property licensed to us by third parties. However, there can be no guarantee that we have adequate protection.

Our Inability to Protect Our Intellectual Property Could Lead to Unauthorized Use of Our Products, which Could Have an Adverse Effect on Our Business.

We rely on a combination of trade secret, copyright and trademark laws, nondisclosure, non-compete and other contractual provisions to protect our proprietary rights. In 2001, we filed our first patent application covering our developed technology, the Affinity CPOE software application. This application lapsed, and we have no patents. Measures taken by us to protect our intellectual property may not be adequate, and our competitors could independently develop products and services that are substantially equivalent or superior to our products and services. Any infringement or misappropriation of our proprietary software and databases could put us at a competitive disadvantage in a highly competitive market and could cause us to lose revenues, incur substantial litigation expense and divert management’s attention from other operations.

We are Dependent Upon Third-Party Software Licenses in Connection with the Sale of Our Software. If These Licenses Are Not Renewed or Are Terminated, We May Not Be Able to Continue to Use the Related Technology on Commercially Reasonable Terms or at All.

We depend on licenses from a number of third-party vendors for certain technology, including the computer hardware, operating systems, database management systems, programming language, and runtime environment, upon which we develop and operate our products. We are materially reliant upon licenses with the following third-party vendors: InterSystems Corporation, Document Storage Systems, Inc., Megas Corporation, Unicor Medical, Oracle, Microsoft, Quovadx, the American Medical Association and the American Hospital Association. Most of these licenses expire within three to five years. Such licenses can be renewed only by mutual consent and may be terminated if we breach the license terms and fail to cure the breach within a specified time period. If such licenses are terminated, we may not be able to continue using the technology on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce product shipments until equivalent technology is obtained, which could have a material adverse effect on our business, financial condition, and results of operations. However, as all application software companies, including QuadraMed and our competitors, are reliant on licensed technology and third-party components, we believe our reliance on such technology and licenses places us at no competitive disadvantage.

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

3M Has Declined to Renew a License Agreement for a Software Interface that Relates to Certain of Our Quantim Products. Our Inability to Use This Interface May Have a Negative Impact on Sales of the Affected Products.

3M Corporation’s (“3M”) proprietary CGS APR-DRG grouper for healthcare facilities provides results on risk and illness severity (in addition to other indicators) based on a coded healthcare record and is used for healthcare reimbursement and reporting. 3M is the only vendor which provides such a technology. 3M also provides a reduced-functionality grouper product, but few healthcare facilities and vendors use it. Our Quantim Coding and Abstracting products, as well as other vendors’ decision support products, contain the CGS APR-DRG grouper, and 3M’s interface between its grouper and such products is important to many of our Quantim clients. 3M grants only one-year licenses for its CGS APR-DRG grouper interface, allowing 3M to change pricing, functionality and other terms and conditions of the license annually.

In late 2005, 3M declined to renew QuadraMed’s and other coding vendors’ licenses for 3M’s CGS APR-DRG grouper interface, offering instead an interface for their less-used, reduced functionality grouper. If we are unable to continue use of the CGS APR-DRG grouper interface, our clients which use our Quantim Coding and Abstracting products may find it more difficult to obtain this grouper information. Thus, if we are unable to renew this license, or produce an alternative or replacement solution for this interface, there may be an adverse impact on the sales of our Quantim Coding and Abstracting products and on the renewal of existing Quantim contracts by our current clients.

We Face Product Development Risks Associated with Rapid Technological Changes.

The healthcare software market is highly fragmented and characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Our success depends on our ability to timely and effectively:

•	Offer a broad range of software products;

•	Enhance existing products and expand product offerings;

•	Respond promptly to new customer requirements and industry standards;

•	Remain compatible with popular operating systems and develop products that are compatible with new or otherwise emerging operating systems; and

•	Develop new interfaces with competing HIS vendors to fully integrate our Quantim product suite in order to maximize features and functionality of the new products.

Our performance depends in large part upon our ability to provide the increasing functionality required by our customers through the timely development and successful introduction of new products and enhancements to our existing suite of products. We may not successfully, or in a timely manner, develop, acquire, integrate, introduce or market new products or product enhancements. Product enhancements or new products developed by us also may not meet the requirements of hospitals or other healthcare providers and payers or achieve or sustain market acceptance. Our failure to either estimate accurately the resources and related expenses required for a project, or to complete our contractual obligations in a manner consistent with the project plan upon which a contract was based, could have a material adverse effect on our business, financial condition and results of operations. In addition, our failure to meet a customer’s expectations in the performance of our services could damage our reputation and adversely affect our ability to attract new business.

A Significant Amount of Our Assets Comprise Goodwill, Customer Lists and Other Intangible Items Subject to Impairment and Adjustment That Could Possibly Negatively Impact Our Results of Operations and Stockholders’ Equity.

A significant amount of our assets comprise intangible assets, such as the value of the installed customer base, core technology, capitalized software, goodwill and other identifiable intangible assets acquired through our acquisitions, such as trademarks.

Pursuant to SFAS No. 142, we must test goodwill and other intangible assets for impairment at least annually and adjust them when impaired to the appropriate net realizable value. We performed an impairment test on the carrying value of our goodwill and other intangibles as of January 1, 2006 and 2005. We determined that there was no impairment as of these dates. In addition, our internally developed software has been capitalized assuming our earnings from these product developments exceeds the costs incurred to develop them. If it is determined that these assets have been impaired and our future operating results will not support the existing carrying value of our intangible assets, we will be required to adjust the carrying value of such assets to net realizable value.

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

Products such as those we offer may contain errors or failures, especially when initially introduced or when new versions are released. Although we conduct extensive testing on our products, software errors have been discovered in certain enhancements and products after their introduction. Despite such testing by us and by our current and potential customers, products under development, enhancements or shipped products may contain errors or performance failures, resulting in, among other things:

•	Loss of customers and revenue;

•	Delay in market acceptance;

•	Diversion of resources;

•	Damage to our reputation; or

•	Increased service and warranty costs.

Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.

If Our Products Fail to Accurately Assess, Process or Collect Healthcare Claims or Administer Managed Care Contracts, We Could Be Subject to Costly Litigation and Be Forced to Make Costly Changes to Our Products.

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

The Department of Veterans Affairs (“VA”) has awarded contract VA Blanket Purchase Agreement No. 101-049AH-005 (the “BPA”) to the Company, as disclosed in the Company’s press release dated April 27, 2005. The BPA is a five year single source contract covering approximately 128 VA facilities. Under the BPA, these VA facilities are to be contracted to use our products and services. Previously, both we and other vendors provided HIM software to these VA facilities. As of December 31, 2005, we had approximately $12.1 million in annual revenue from providing VA facilities with software, and our HIM software constitutes approximately 90% of the products and services we provide to these facilities. The BPA contains additional HIM software discounts, but it increases the number of VA facilities using our products, so the overall financial impact of the BPA cannot be known. Additionally, the VA is directing the individual facilities to order their requirements for this HIM software under the BPA, but each VA facility orders the HIM software individually, and there can be no guarantee that a VA facility will order its HIM software and/or services from us. For these reasons there can be no assurances as to the material financial impact, if any, of the BPA; however, the award of the BPA allows many of the Company’s licenses and services to continue without interruption.

Changes in the Healthcare Financing and Reimbursement System Could Adversely Affect the Amount of and Manner in which Our Customers Purchase Our Products And Services.

Changes in current healthcare financing and reimbursement systems (e.g., Medicaid) could result in unplanned product enhancements, delays, or cancellations of product orders or shipments, or reduce the need for certain systems. We could also have the endorsement of products by hospital associations or other customers revoked. Any of these occurrences could have a material adverse effect on our business. Alternatively, the federal government recently mandated that all but small healthcare providers submit claims to Medicare in electronic format, which may positively affect sales of our systems and products.

Healthcare Regulations and Reform Proposals Could Adversely Affect Demand for Our Products.

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

We Operate in a Highly Competitive Market.

Competition for our products and services is intense and is expected to increase. Increased competition could result in reductions in our prices, gross margins and market share and have a material adverse effect on our business, financial condition and results of operations. We compete with other providers of healthcare information software and services, as well as healthcare consulting firms. Some competitors have formed business alliances with other competitors that may affect our ability to work with some potential customers. In addition, if some of our competitors merge, a stronger competitor may emerge. Some principal competitors include:

•	In the market for enterprise healthcare information systems: McKesson Corporation, Inc., Shared Medical Systems, Inc., a division of Siemens, MediTech Corporation, Eclipsys Corporation and Cerner;

•	In the market for electronic document management products: McKesson Corporation, SoftMed Corporation Inc., FileNet, Streamlined Health, MedPlus, and Eclipsys Corporation;

•	In the market for MPI products and services: Initiate Systems, Inc., McKesson Corporation, Shared Medical Systems, Inc., a division of Siemens, and Medibase;

•	In the market for decision support products: Eclipsys Corporation, Healthcare Microsystems, Inc., a division of Health Management Systems Inc., McKesson Corporation, Shared Medical Systems, Inc., a division of Siemens, and MediQual Systems, Inc., a division of Cardinal Health, Inc.;

•	In the market for coding, compliance, data, and record management products in the Health Information Management Software Division: 3M Corporation, SoftMed Corporation, Inc., MetaHealth, Eclipsys Corporation and HSS, Inc.;

Prospective customers may evaluate our products’ capabilities against the merits of their existing information systems and expertise and decide to stay with their incumbent vendor because of the cost associated with conversion. In addition, existing and prospective customers may be reluctant to buy from us because of the losses we have incurred in recent years.

Many of our current and potential competitors have significantly greater financial, technical, product development, marketing and other resources, and market recognition than we have. These competitors may be in a position to devote greater resources to the development, promotion and sale of their products than we can. Our competitors also have, or may develop or acquire, substantial installed customer bases in the healthcare industry. As a result of these factors, our competitors may be able to respond more quickly to new or emerging technologies, changes in customer requirements and changes in the political, economic or regulatory environment in the healthcare industry.

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

We may not be able to compete successfully against current and future competitors, and such competitive pressures could materially adversely affect our business, financial condition and operating results.

We Have Encountered Significant Challenges Integrating Acquired Businesses, and Future Transactions May Adversely Affect Our Business, Operations and Financial Condition.

Throughout our history, we have made many acquisitions and have encountered significant challenges integrating the acquired businesses into our operations. In recent years, we have made significant progress toward that integration. However, we continue to support several different technology platforms. In the future, we plan to make investments in or acquire additional complementary businesses, products, services or technologies. These investments and acquisitions will create new integration challenges. Some of the challenges we have encountered, and may encounter with acquisitions in the future, in integrating acquired businesses include:

•	Interruption, disruption or delay of our ongoing business;

•	Distraction of management’s attention from other matters;

•	Additional operational and administrative expenses;

•	Difficulty managing geographically dispersed operations;

•	Failure of acquired businesses to achieve expected results, resulting in our failure to realize anticipated benefits;

•	Write-down or reclassification of acquired assets;

•	Failure to retain key acquired personnel and difficulty and expense of training those retained;

•	Increases in compensation and stock compensation expenses resulting from newly hired employees;

•	Assumption of liabilities and potential for disputes with the sellers of acquired businesses;

•	Customer dissatisfaction or performance problems related to acquired businesses;

•	Failure to maintain good relations with customers or suppliers;

•	Exposure to the risks of entering markets in which we have no prior direct experience and to risks associated with market acceptance of acquired products and technologies; and

•	Platform and technical issues related to integrating systems from various acquired companies.

All of these factors have had an adverse effect on our business, financial condition and results of operations in the past, and could have an adverse effect in the future.

No Mirror Processing Site for Our Customer Data Processing Facilities Exists; Our Business, Financial Condition, and Results of Operations Could Be Adversely Affected if These Facilities Were Subject to a Closure from a Catastrophic Event or Otherwise.

We currently process substantially all of our customer data at several of our facilities across the United States. Although we back up our data nightly and have safeguards for emergencies, such as power interruption or breakdown in temperature controls, we have no mirror processing site to which processing could be transferred in the case of a catastrophic event at any of these facilities. If a major catastrophic event occurs at these facilities possibly leading to an interruption of data processing, or any other interruption or closure, our business, financial condition and results of operations could be adversely affected.

We May Be Required to Make Substantial Changes to Our Products if They Become Subject to FDA Regulation, which Could Require a Significant Capital Investment.

Computer products used or intended for use in the diagnosis, cure, mitigation, treatment or prevention of diseases or other conditions or that affect the structure or function of the body are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act. At present, none of our software products are so regulated. In the future, the FDA could determine that some of our products, because of their predictive aspects, are clinical decision tools and subject them to regulation. Compliance with FDA regulations could be burdensome, time consuming, and expensive. Other new laws and regulations affecting healthcare software development and marketing also could be enacted in the future. If so, it is possible that our costs and the length of time for product development and marketing could increase and that other unforeseeable consequences could arise.

Governmental Regulation of the Confidentiality of Patient Health Information Could Result in Our Customers Being Unable to Use Our Products Without Significant Modification, which Could Require Significant Capital Expenditures.

There is substantial state and federal regulation of the confidentiality of patient health information and the circumstances under which such information may be used by, disclosed to, or processed by us as a consequence of our contacts with various health plans and healthcare providers. Although compliance with these laws and regulations is presently the principal responsibility of the health plan, hospital, physician or other healthcare provider, regulations governing patient confidentiality rights are dynamic and rapidly evolving. As such, laws and regulations could be modified so that they could directly apply to us. Also, changes to the laws and regulations that would require us to change our systems and our methods may be made in the future, which could require significant expenditure of capital and decrease future business prospects. Also, additional federal and state legislation governing the dissemination of patient health information may be proposed and adopted, which may also significantly affect our business. Finally, certain existing laws and regulations require healthcare entities to contractually pass on their obligations to other entities with which they do business; as such, we are indirectly impacted by various additional laws and regulations.

HIPAA is a federal law that affects the use, disclosure, transmission and storage of individually identifiable health information referred to as “protected health information.” As directed by HIPAA, the United States Department of Health and Human Services (“DHHS”) must promulgate standards or rules for certain electronic health transactions, code sets, data security, unique identification numbers, and privacy of protected health information. DHHS has issued some of these rules in final form, while others remain in development. In general, under these rules, we function as a “business associate” to some of our customers (who are considered to be “covered entities” under HIPAA). The three rules relevant to us and our customers—the Transactions Rule, the Privacy Rule, and the Security Rule—are discussed below. It is important to note that DHHS could, at any time in the future, modify any existing final rule in a manner that could require us to change our systems or operations.

First, DHHS has published a final HIPAA rule governing transactions and code set standards (“Transactions Rule”). The Transactions Rule had a compliance date of October 16, 2003. To the extent necessary to help our covered entity customers conduct transactions, we believe that our current products and services meet the requirements of the Transactions Rule. Nevertheless, as noted above, DHHS may make further revisions to the Transactions Rule, which could require us to change our products and systems to enable our covered entity customers to meet such obligations.

Second, DHHS has published a final HIPAA privacy rule (“Privacy Rule”) which had a compliance date of April 14, 2003. The Privacy Rule is complex and far reaching. Similar to the Transactions Rule, as noted above, the Privacy Rule directly applies to covered entities. Also, covered entities are, in most instances, required to execute a contract with any business associate that performs certain services on the covered entity’s behalf involving the exchange or creation of protected health information. Our hospital and health plan customers are covered entities, and to the extent that we are required by our customer contracts to ensure that we comply with various aspects of the Privacy Rule, we believe that we meet the requirements of the Privacy Rule. The Privacy Rule and other similar state healthcare privacy regulations could materially restrict the ability of healthcare providers and health plans to disclose protected health information from patient records using our products and services, or it could require us to make additional capital expenditures to be in compliance. Accordingly, the Privacy Rule and state privacy laws may significantly impact our products’ use in the healthcare delivery system and, therefore, decrease our revenue, increase working capital requirements and decrease future business prospects.

Third, DHHS has published the final HIPAA security rule (“Security Rule”) with a compliance date of April 20, 2005. The Security Rule applies to the use, disclosure, transmission, storage and destruction of electronic protected health information by covered entities. The Security Rule requires that covered entities must implement administrative, technical and physical security measures to safeguard electronic protected health information. Also, as with the Privacy Rule, under the Security Rule, covered entities are required to contractually bind their business associates to certain aspects of the Security Rule. As such, where we function as a business associate to a customer that is a covered entity, we are required to enter into a business associate contract with that customer. Implementing such measures may require us to expend substantial capital due to required product, service, and procedure changes.

We have completed modifications to our business practices and software offerings so that we are able to assist our customers in complying with the Transactions Rule, Privacy Rule and Security Rule. However, DHHS continues to publish change notices to the existing rules and propose new rules. There is no certainty that we will be able to respond to all such rules in a timely manner and our inability to do so could adversely affect our business.

Government Regulation to Adopt and Implement ICD-10-CM and ICD-10-PCS Medical Code Set Standards Could Require Substantial Modification of our Coding and Compliance Software.

The American Health Information Management Association and other prominent healthcare industry advocacy groups are calling on DHHS and the healthcare industry to take action to adopt and implement ICD-10-CM and ICD-10-PCS code sets, rules, and guidelines as a replacement for current ICD-9-CM guidelines used in our software products. Adoption of these new code sets would require us to change our systems and our methods which could require a significant expenditure of software development capital and decrease future business prospects for our current product line.

Item 1B. Unresolved Staff Comments

The Company has no material, unresolved comments from the staff of the SEC regarding its periodic or current reports.

Item 2. Properties

We lease all of our facilities and do not own any real property. Our executive and corporate offices are located in Reston, Virginia, in approximately 70,750 square feet of leased office space under a lease that expires in 2011. We also lease approximately 41,000 and 34,000 square feet of office space in San Marcos, California and San Rafael, California, respectively. The San Marcos lease expires in May 2008 and the San Rafael lease expires in December 2009. We believe that our facilities provide sufficient space for our present needs, and that additional suitable space, if needed, would be available on reasonable terms. In connection with the relocation of our corporate headquarters to Reston, Virginia, we intend to sublease the vacant San Rafael, California facility in 2006. The San Marcos facility housed, among other things, the Financial Services Division, which was closed as of February 14, 2005. The Company is actively marketing this space for sublease.

Item 3. Legal Proceedings

On November 15, 2004, the Company received a letter from MedCath Incorporated (“MedCath”), which provided notice of MedCath’s decision to terminate the Master Software License and Services Agreement, dated November 20, 2002, by and between QuadraMed Affinity and MedCath (the “Contract”). On or about November 15, 2004, MedCath filed a complaint against us in the North Carolina Superior Court, County of Mecklenburg. In its complaint, MedCath alleges that we are in breach of the Contract due to uncured deficiencies in the products, and seeks at least $5 million in damages, plus litigation costs. We believe that these allegations are without merit and that the termination of the Contract is unwarranted. On December 9, 2004, we filed a motion to dismiss the MedCath complaint on the grounds that the complaint fails to state a claim upon which relief can be granted. We also filed a counterclaim against MedCath seeking no less than $1.14 million in unpaid amounts due to us, plus litigation costs, for MedCath’s breach of the Contract by failing to pay licensing fees due to the Company. A case management conference was held July 29, 2005 in the Superior Court before a judge to whom the case has been assigned. On August 15, 2005, the Court issued a case management order which, among other things, provides for all fact discovery to be completed by April 15, 2006, provides for all expert discovery to be completed by July 15, 2006, and provides for the parties to submit the dispute to mediation on or before April 30, 2006. On October 19, 2005, the Court issued an order denying our motion to dismiss and an order permitting MedCath to amend its complaint. The order allowing MedCath to amend its complaint was entered with our consent. On November 18, 2005 MedCath filed an amended complaint. In the interests of exploring a potential resolution that is more cost-effective than litigation, the Company is considering engaging in a third-party mediation with MedCath. If the mediation is unsuccessful, the Company intends to vigorously defend the allegations raised and prosecute its counterclaim. The case is in the early stages, and the likelihood of success cannot be determined at this time.

In January 2004, Mr. James Durham, the Company’s former Chief Executive Officer, filed an amended complaint against us in the Superior Court of the State of California, Marin County, alleging a breach of his SERP contract and a breach of good faith and fair dealing under such contract. This amended complaint seeks payment of his lump sum SERP benefits, interest, attorneys’ fees and other relief. On January 30, 2004, this matter was moved to the United States District Court, Northern District of California. On May 6, 2005, the Court, over our objection, entered judgment in favor of Mr. Durham against us, in the total amount of $5,067,130, plus interest thereon, at the rate prescribed by 28 U.S.C. §1961 accruing after that date. On July 6, 2005, the Company settled its litigation with Mr. James Durham. Under the terms of the Settlement Agreement and General Release (“Settlement Agreement”) between the parties, the Company made an immediate cash payment of approximately $3.6 million to Mr. Durham and issued a Negotiable Promissory Note (the “Note”) to Mr. Durham in the principal amount of $1.4 million and with an interest rate of 5.12% per annum. As of June 30, 2005, the Company has fully accrued for the payment. The timing of payments under the Note is linked to the Company’s realization of amounts invested in a split-dollar insurance arrangement (the “Split-Dollar Policy”) with Mr. Durham. The immediate payment of $3.6 million was funded principally by the liquidation of certain assets earmarked for such purpose, in the amount of $3.1 million, and payment of $0.5 million out of operating cash. The Company’s obligations under the Note are secured by a collateral assignment of the Company’s rights under the Split-Dollar Policy and certain related agreements. The Settlement Agreement includes various releases from both parties.

Item 4. Submission of Matters to a Vote of Security Holders

The voting results of the Company’s 2005 Annual Meeting of Stockholders, held on October 26, 2005, were previously reported in Item 8.01 of the Company’s Current Report on Form 8-K, which was filed with the SEC on October 31, 2005. That portion of the October 31, 2005 Current Report on Form 8-K is incorporated by reference into this report in response to this Item 4.

Item 4A. Executive Officers of the Registrant

QuadraMed’s executive officers as of December 31, 2005 are as follows:

Name	Age	Position
Keith B. Hagen	43	Chief Executive Officer and President
David L. Piazza	51	Executive Vice President and Chief Financial Officer
James R. Klein	58	Executive Vice President, Product Management and Chief Technology Officer
James R. Milligan	45	Senior Vice President, Sales and Government Programs
Steven V. Russell	49	Senior Vice President, Corporate Development

On September 7, 2005, we announced that Keith B. Hagen was appointed Chief Executive Officer and President, as well as a member of the Board of Directors effective October 17, 2005, when Lawrence P. English, the then current Chairman and Chief Executive Officer, stepped down from the Chief Executive Officer position. Mr. English continued as Chairman of the Board through December 31, 2005.

Mr. Hagen has been our Chief Executive Officer and President and a Director since October 2005. From March 2003 until joining the Company, Mr. Hagen served as the President and a Director of M. Transaction Services, Inc., a national healthcare electronic data interchange (EDI) service provider and subsidiary of Misys PLC, where he was responsible for their transaction service operations. He served as Senior Vice President for Product Development and Chief Technology Officer of Misys Healthcare Systems, a leading healthcare IT company and subsidiary of Misys PLC, from July 2001 to March 2003. He also served as Senior Vice President for Product Development and Chief Technology Officer with Sunquest Information Systems from March 2000 until July 2001, at which time Misys PLC acquired Sunquest. Until January 2000, he served as Senior Vice President for Products and Technology and Chief Technology Officer for The Compucare Company, which was acquired by QuadraMed in 1999. Mr. Hagen has over twenty-one years of experience in healthcare information technology and operations. Mr. Hagen received a Bachelor of Science degree in Computer Science from the State University of New York.

Mr. Piazza became our Chief Financial Officer and Executive Vice President in August 2005. Mr. Piazza joined the Company in October 2003 as Vice President of Finance and has been responsible for all non- accounting finance and administrative matters for the Company. From June 2001 to October 2003, Mr. Piazza was Chief Financial Officer of Gemplex Inc., a global Virtual Private Network provider in Vienna, Virginia, and from February 2000 to June 2001, he was Chief Financial Officer and Senior Vice President, International of Teligent International in Vienna, Virginia. Mr. Piazza has twenty years of experience in the telecommunications sector, where he has worked with both public and private companies. He is a CPA and began his career in the public accounting practice, where he specialized in the audits of regulated companies. Mr. Piazza is a graduate of the University of Illinois.

Mr. Klein became our Chief Technology Officer and Executive Vice President of Product Management in August 2005. Mr. Klein is a healthcare information technology veteran who served as Director of Healthcare Technology from August 2004 to August 2005 for the Company’s technology partner, InterSystems Corporation. In addition, he served as Vice President and Research Director at the Gartner Group from April 1997 to August 2004. Prior to joining the Gartner Group, he was Vice President of The Compucare Company, a company later acquired by QuadraMed in 1999. Mr. Klein has over twenty-five years of experience in the healthcare information technology industry. Mr. Klein received a Bachelor of Science degree in Mathematics from Villanova University and a Masters Degree from the University of Maryland.

Mr. Milligan became our Senior Vice President for Sales and Government Programs in August 2005. Mr. Milligan joined QuadraMed in October 2001 as a regional Vice President for Enterprise sales, and he assumed responsibility for the Company’s Client Management program in January 2005 and the Government business in June 2005. Prior to joining the Company, he was District Manager at EMC Corporation from November 2000 to October 2001 and Vice President of Sales and Marketing for Milbrook Corporation in Addison, Texas from March 1999 to November 2000. Mr. Milligan has over twenty years of Hospital and physician information systems experience. Mr. Milligan is a graduate of The University of Ashland.

Mr. Russell became our Senior Vice President of Corporate Development in November 2005. Most recently, Mr. Russell had been Vice President for HIM National Sales at Precyse Solutions, an HIM consulting and services company, from April 2005 to November 2005. From May 2000 to February 2005, he was Senior Vice President at Healthscribe, Inc. serving as an Executive Officer and member of the Executive Operating Committee, charged with the sales, marketing, business development and client implementation functions. He served as Executive Vice President of Phycom, Inc. from 1999 to 2000, Senior Vice President of Field Operations for The Compucare Company from 1997 to 1999, and Regional Vice President for Cerner Corporation, from 1996 to 1997, where he was responsible for branch office operations of the Washington DC/Mid-Atlantic office including sales, client installations, client management and office administration. Mr. Russell has over twenty years of health care sales and marketing and operations experience in the health care information technology and health care services business industries. Mr. Russell holds a Bachelor of Arts degree from Indiana University.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock currently trades on the American Stock Exchange (symbol: QD).

The following table shows the recent trading history of our common stock:

Start Date	End Date	Market	Symbol
December 10, 2003	August 18, 2004	Over the Counter Bulletin Board	QMDC.OB
August 19, 2004	Present	American Stock Exchange	QD

On March 15, 2006, the high and low sales prices for our common stock on the American Stock Exchange were $2.20 and $1.72 per share, respectively.

The following table sets forth the high and low prices for our common stock traded on the American Stock Exchange for the periods indicated.

Fiscal Year Ended December 31, 2005	High	Low
Quarter ended March 31	$2.590	$1.300
Quarter ended June 30	$1.890	$1.100
Quarter ended September 30	$2.150	$1.600
Quarter ended December 31	$1.950	$1.150

Fiscal Year Ended December 31, 2004	High	Low
Quarter ended September 30 (August 19—September 30)	$2.900	$2.450
Quarter ended December 31	$2.900	$1.700

The following table sets forth the high and low prices for our common stock traded on the Over the Counter Bulletin Board for the periods indicated.

Fiscal Year Ended December 31, 2004	High	Low
Quarter ended March 31	$3.750	$2.550
Quarter ended June 30	$3.550	$2.700
Quarter ended September 30 ( through August 18 )	$3.010	$2.300

We have authorized 150,000,000 shares of common stock, par value $0.01 per share. We have authorized 5,000,000 shares of preferred stock, par value $0.01 per share. Our Board of Directors has authority to provide for the issuance of our shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, and the limitations or restrictions thereof, without any further vote or action by the stockholders. As of December 31, 2005, we had outstanding, 41,244,750 shares of common stock, warrants to purchase 3,284,482 shares of common stock, and 4,000,000 shares of preferred stock designated as Series A Cumulative Mandatory Convertible Preferred Stock (“Series A Preferred Stock”), which are convertible into 8.0645 shares of common stock per share of Series A Preferred Stock.

(b) Holders

On March 10, 2006, there were 278 holders of record and approximately 4,000 beneficial holders of our common stock.

(c) Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We anticipate that we will retain earnings, if any, to finance the growth and development of our business. Generally, the Series A Preferred Stock is entitled to quarterly dividends of $0.34 (5.5% per annum) per share. However, as provided in the Certificate of Designation relating to the Series A Preferred Stock, because a registration statement covering the resale of such shares was not declared effective by the SEC on or before June 15, 2005, the quarterly dividends for such stock increased to $0.40625 per share (6.5% per annum) commencing on June 16, 2005, and such dividends will apply until the date the registration statement is declared effective. Upon conversion into shares of common stock, the Series A Preferred stockholders have the right to receive, when declared by our Board of Directors, dividends equal to the total previously unpaid dividends payable from the effective date of conversion through June 1, 2007 at a rate of $1.375 per share (5.5%) per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common stock, or any combination thereof at our option. The terms of the Series A Preferred Stock require us to pay full cumulative dividends on the Series A Preferred Stock before making any dividend payment on our common stock. Therefore, we do not expect to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and whatever other factors that our Board of Directors determines are relevant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

This table provides information about our common stock subject to equity compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Approved By Stockholders(1)	8,462,331	(2)	$3.61	1,264,036	(3)
Not Approved By Stockholders(4)	1,575,000		$1.79	n/a

(1)	The Company has issued stock options and restricted stock under its 1996 Stock Incentive Plan (the “1996 Plan”), the 1999 Supplemental Stock Option Plan (the “1999 Plan”) and the 2004 Stock Compensation Plan (the “2004 Plan”), all of which were approved by stockholders. The 2004 Plan superceded the Company’s 1996 Stock Incentive Plan, as amended, and the 1999 Supplemental Stock Option Plan, as amended, as of May 6, 2004, although stock options and restricted stock under the 1996 and 1999 Plans outstanding as of that date remain subject to the terms of those plans.
(2)	Includes options originally issuable under various benefit plans of entities acquired by us.
(3)	This number excludes options and restricted shares outstanding and shares issued upon exercise of options plan-to-date, as of December 31, 2005.
(4)

The Company has issued stock options outside of stockholder-approved equity compensation plans as inducements for the employment of the following executives: Keith B. Hagen (550,000; exercise price of $1.83), James R. Klein (200,000; exercise price of $1.74), Steven V. Russell (75,000; exercise price of $1.24) and John C. Wright (750,000; exercise price of $1.82). Mr. Wright’s service to the Company terminated on August 31, 2005. All such options were granted pursuant to an Inducement Stock Option Agreement entered into between the Company and the individual executive. The terms of these Inducement Stock Option Agreements provide (i) for a fixed exercise price as set forth in each agreement, which is the closing price of the Company’s common stock on the last trading day prior to the grant date or state the exercise price will be the closing price of the Company’s common stock on the last trading day prior to the grant date; (ii) options have a maximum term of ten years; (iii) 25% of the recipient’s options vest on the first anniversary of the grant, with the remaining 75% vesting pro rata in a series of 36 equal monthly installments upon the recipient’s completion of each month of employment after the first anniversary of the grant date; (iv) upon the executive’s involuntary termination (other than a termination for cause) or a change in control of the Company, all options fully vest and remain exercisable for 12 months (for Mr. Wright, this was 36 months) or until the expiration date (which is ten years from the grant date); (v) upon the executive’s death or permanent disability, all options that had vested until the date of cessation of service remained exercisable for 12 months (for Mr. Klein, 6 months; for Mr. Wright, 36 months, and Mr. Wright was to be credited with an extra 12 months of service in the event of his death or permanent disability); (vi) upon the executive’s voluntary termination, all options that had vested until the date of cessation of service remained exercisable for 3 months (for Mr. Wright, 36 months); and (vii) upon the executive’s termination for cause, the options terminate immediately.

(e) Recent Sales of Unregistered Securities

As previously disclosed in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2005, on October 17, 2005, the Company issued 550,000 restricted shares of its common stock and 550,000 inducement stock options with an exercise price of $1.83 per share to Keith B. Hagen, its Chief Executive Officer, as an inducement to his employment by the Company. All restrictions on transfer in respect of such restricted shares of common stock will lapse upon the completion of three years of service measured from the date of the grant. The stock options issued to Mr. Hagen will vest with respect to 25% of the option shares upon completion of one year of service measured from the date of grant; the remaining 75% of the option shares vest in a series of 36 equal successive installments upon the completion of each additional month of service thereafter.

As previously disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on November 28, 2005, on November 21, 2005, the Company issued 75,000 stock options with an exercise price of $1.24 per share to Steven V. Russell as an inducement to his employment by the Company. These options vest with respect to 25% of the option shares upon completion of one year of service measured from the date of grant; the remaining 75% of the option shares vest in a series of 36 equal successive installments upon the completion of each additional month of service thereafter.

These inducement stock options and restricted shares were issued outside of the Company’s stock plans in connection with the offer of employment to Messrs. Hagen and Russell. The offer and sale of inducement stock options and restricted shares to Messrs. Hagen and Russell were made pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering, and regulations promulgated thereunder.

(f) Stock Repurchases

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Programs
October 1, 2005—October 31, 2005	—		—	—	—
November 1, 2005—November 30, 2005	—		—	—	—
December 1, 2005—December 31, 2005	256,500	(1)	$1.36	—	—
TOTAL	256,500		$1.36	—	—

(1)	As previously reported by the Company in its Current Report on Form 8-K, filed with the SEC on September 29, 2005, the Company entered into a Transition Agreement, effective October 17, 2005, with Lawrence P. English in connection with Mr. English’s departure as the Company’s Chief Executive Officer and President. Pursuant to the Transition Agreement, the Company repurchased 256,500 shares of common stock from Mr. English on December 29, 2005, at a price per share of $1.36 (the closing price of Company’s common stock on December 28, 2005), to enable Mr. English to satisfy applicable income taxes associated with the lapsing of restrictions on his restricted shares.

Item 6. Selected Financial Data

The selected consolidated financial data presented below for the five years ended December 31, 2005, is derived from our Consolidated Financial Statements and related notes thereto. This selected consolidated financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes thereto included in “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

	Year ended December 31,
(in thousands, except per share amounts)	2005	2004	2003	2002	2001
Consolidated Statement of Operations Data:
Revenue	$122,313	$124,804	$115,955	$97,103	$99,942
Gross margin	$76,669	$74,375	$71,023	$53,554	$63,612
Sales & marketing, general & administrative	$41,604	$53,812	$55,598	$45,718	$52,086
Software development	$30,476	$28,056	$23,798	$20,471	$14,813
Amortization of intangible assets and depreciation (1)	$4,904	$4,495	$4,525	$5,574	$8,523
Restatement costs	$—	$—	$7,461	$7,463	$—
Exit cost of facility closing	$1,066	$4,190	$—	$—	$—
Loss from operations	$(1,381)	$(16,178)	$(12,898)	$(18,209)	$(11,810)
Interest expense	$(607)	$(4,814)	$(7,704)	$(2,833)	$(3,893)
Gain (loss) on redemption or retirement of debentures	$—	$(14,871)	$—	$—	$12,907
Income (loss) from continuing operations before income taxes	$(1,226)	$(34,982)	$(19,095)	$(19,919)	$12,102
Benefit (provision) for income taxes	(277)	175	48	—	(150)
Income (loss) from continuing operations	(1,503)	(34,807)	(19,047)	(19,919)	11,952
Loss from discontinued operations	$—	$(3,690)	$(4,896)	$(3,219)	$(2,539)
(Loss) gain on disposal of discontinued operations	$(2,435)	$(3,332)	$—	$8,776	$—
Net income (loss)	$(3,938)	$(41,829)	$(23,943)	$(14,362)	$9,413
Preferred stock accretion	$(4,796)	$(2,465)	$—	$—	$—
Net income (loss) attributable to common shareholders	$(8,734)	$(44,294)	$(23,943)	$(14,362)	$9,413

Basic income (loss) per share from continuing operations	$(0.15)	$(1.04)	$(0.70)	$(0.74)	$0.25
Basic net income (loss) per share	$(0.21)	$(1.23)	$(0.87)	$(0.53)	$0.37
Diluted income (loss) per share from continuing operations	$(0.15)	$(1.04)	$(0.70)	$(0.74)	$0.24
Diluted net income (loss) per share	$(0.21)	$(1.23)	$(0.87)	$(0.53)	$0.35

	As of December 31,
(in thousands, except per share amounts)	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments	$33,042	$22,429	$36,944	$26,191	$32,213
Total assets	$119,896	$119,410	$133,155	$126,927	$125,133
Deferred revenue	$52,169	$44,040	$48,502	$39,492	$30,721
Working capital	$(6,864)	$(15,092)	$13,008	$18,137	$32,509
Long-term debt (2)	$—	$—	$84,225	$73,719	$73,719
Stockholders’ equity (deficit)	$31,192	$32,639	$(16,883)	$(7,235)	$4,221

Note:	Certain reclassifications were not made to the 2001 balances to conform to the 2005 presentations.
(1)	Prior to 2002, the Company recorded depreciation expense as a part of cost of services, sales and marketing, general and administrative, and software development expenses.
(2)	Does not include $11.1 million at December 31, 2003 of unamortized discount associated with warrants issued in connection with the Senior Secured Notes due 2008 (“2008 Notes”).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Statement on Risks Associated With Forward-Looking Statements

You should read the following discussion in conjunction with our Consolidated Financial Statements and related notes. This Annual Report on Form 10-K contains forward-looking statements as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. The words “believe,” “expect,” “anticipate,” “predict,” “intend,” “plan,” “estimate,” “may,” “will,” “should,” “could” and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in Item 1A. Risk Factors above, and elsewhere in this Annual Report on Form 10-K, and in other documents we file with the SEC from time to time.

Financial Statement Overview

Our operations and financial performance during 2005 continued to be impacted by events in our recent past, most notably the required restatement of our financial statements which was completed during 2003; the delisting of our common stock by NASDAQ in 2003, which, among other things, triggered a repurchase event under our 5.25% Convertible Subordinated Debentures due 2005 (“2005 Notes”); the investigation by the SEC which was begun in 2002 and concluded in 2004; and the shareholder class action and derivative actions which began in 2003 and concluded in 2004. We also reported material weaknesses in our internal control over financial reporting and disclosure controls and procedures in our Annual Report on Form 10-K for the year ended December 31, 2004 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. These events may have adversely affected our sales activity, particularly with respect to sales to new Affinity customers because the very existence of such matters brought into question the financial stability and viability of our Company, particularly during 2003 and 2004 when the sales cycle began for many of the HIS systems that were awarded in 2004 and 2005. In spite of this history and the impact these events may have had on certain of our sales, we were able to effectively manage our business to improved financial performance in several of our key financial performance categories as indicated in the highlights presented below:

•	Total revenue decreased $2.5 million, or 2%, to $122.3 million in 2005 from $124.8 million in 2004. The majority of the decrease was due to decreased installation and other revenue, license revenue and hardware revenue, partially offset by increased revenue from services and maintenance.

•	Gross margin increased $2.3 million, or 3.1%, to $76.7 million in 2005 from $74.4 million in 2004. As a percentage of revenue, gross margin increased to 63% in 2005 from 60% in 2004. This was due in large part to increases in maintenance and services revenue, coupled with a reduction in lower margin hardware revenue.

•	Loss from operations decreased from $16.2 million in 2004 to $1.4 million in 2005, due primarily to the increase in gross margin noted above, and lower general and administrative and sales and marketing expense in 2005 compared to 2004. In addition, the 2004 results included a $4.2 million exit cost for our former headquarters in San Rafael, compared to a similar charge of $1.1 million in 2005.

•	Net loss decreased from $41.8 million in 2004 to $3.9 million in 2005. In addition to the reduction in the loss from operations between years, the 2004 net loss included a $14.9 million loss related to the early retirement of all of our debt, $4.2 million of interest expense related to the retired debt, and a $7.0 million loss related to the discontinued Financial Services Division; during 2005 the loss related to the discontinued operations was $2.4 million.

•	Cash and cash equivalents increased by $10.6 million to $33.0 million at December 31, 2005 from $22.4 million at December 31, 2004 due to cash provided from operating activities of $14.9 million in 2005 compared to $10.3 million used in operations in 2004. This was offset in part by $0.1 million of cash used in investing activities, and $4.4 million of cash used by financing activities, principally for the payment of preferred stock dividends.

•	Days sales outstanding (“DSO”) at December 31, 2005 were 81 days compared to 71 days for 2004. Billings in the fourth quarter of 2004 were significantly lower than in the fourth quarter 2005, due primarily to delays caused by the implementation of our PeopleSoft revenue cycle software. This resulted in lower outstanding receivables and higher unbilled revenues at December 31, 2004.

•	In February 2005, due to its increasing losses and negative cash flow, we closed our Financial Services Division located in San Marcos, California. Loss from discontinued operations was $3.7 million in 2004.

•	Management now believes that the Company’s internal control over financial reporting and disclosure controls and procedures are effective as of December 31, 2005. During 2005, the Company invested significant effort and resources in eliminating the Company’s previously disclosed internal control deficiencies in the revenue and closing cycles and related weaknesses in disclosure controls and procedures. These remedial actions included establishing a revenue assurance group responsible for managing ongoing quality assurance; utilizing the PeopleSoft system for revenue related activities; increasing staffing, training and supervision of personnel; improving delineation of responsibilities and segregation of duties; and improving the general ledger account reconciliation and journal entry preparation and review processes.

Critical Accounting Policies and Estimates

Our critical accounting policies have a considerable impact on Management’s Discussion and Analysis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, revenues and expenses. Significant estimates and assumptions have been made regarding revenue recognition, the allowance for doubtful accounts, contingencies, litigation, intangibles resulting from our purchase business combinations, charges associated with exit activities and other amounts. We base our estimates and assumptions on historical experience and on various other assumptions which management believes to be reasonable under the circumstances. Uncertainties are inherent in all of these estimates including the estimates underlying percentage-of-completion accounting method of revenue recognition. In addition, we annually review and test our estimates related to the valuations of intangibles including acquired technology, goodwill, customer lists, trademarks and other intangibles and capitalized software. Actual results may differ materially from these estimates.

Revenue Recognition

Our revenue is principally generated from three sources: (i) licensing arrangements; (ii) services; and (iii) hardware.

Our license revenue consists of fees for licenses of our proprietary software, as well as third-party software. Cost of license revenue primarily includes the costs of third-party software and royalties, and amortization of capitalized software and acquired technology. Our service revenue consists of maintenance, software installation, customer training and consulting services related to our license revenue. Cost of services consists primarily of salaries, benefits and allocated costs related to providing such services. Hardware revenue includes third-party hardware used to support our software installation. Cost of hardware revenue consists of third-party equipment and installation.

We market our products through our direct sales force. Our license agreements for such products do not provide for a right of return, and historically, product returns have not been significant.

We recognize revenue on our software products in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended; SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts; and the SEC’s Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition.

We recognize revenue when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered; we no longer have significant obligations with regard to implementation; the fee is fixed and determinable; and collectibility is probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. We consider all arrangements with payment terms extending beyond 180 days to be neither fixed nor determinable. Revenue for arrangements with extended payment terms is recognized when the payments become due, provided all other recognition criteria are satisfied. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

Contract accounting is applied where services include significant software modification, installation or customization. In such instances, the services and license fees are accounted for in accordance with SOP 81-1, whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and judgment related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting can affect the amounts of revenue and related expenses reported in our consolidated financial statements.

Service revenues from software maintenance and support are recognized ratably over the maintenance term, which in most cases is one year. Service revenues from training, consulting and other service elements are recognized as the services are performed.

Hardware revenue is generated primarily from transactions in which customers purchased bundled solutions that included the Company’s software and third-party hardware. If the bundled solution includes services that provide significant modification, installation or customization, contract accounting is applied in accordance with SOP 81-1, whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. Otherwise, hardware revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is reasonably assured.

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. This generally results from deferred maintenance; software installation, consulting and training services not yet rendered; and license revenue deferred until all revenue requirements have been met or as services have been performed. Additionally, there are term-based licenses for which revenues are recognized over the term of the contract, which is generally one year. Unbilled receivables are established when revenue is deemed to be recognized based on our revenue recognition policy, but for which we do not yet have the right to bill the customer per the contract terms.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due us from our customers for the delivery of products and services. We provide an allowance for doubtful accounts, which reflects our estimate of non-collection of accounts receivable based on past collection history and other specifically identified risks.

Intangible Assets

QuadraMed’s acquisitions of other companies have historically resulted in the recording of certain intangible assets and goodwill.

Goodwill. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are to be separately disclosed on the balance sheet, and are no longer amortized but are subject to annual impairment tests or whenever changes in circumstances indicate that the fair value of the Company is less than the carrying value.

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

Other Intangible Assets. Other intangible assets relate primarily to developed technology, trademarks and customer lists acquired in our business acquisitions. Other intangible assets also include acquired technology whose amortization is included in cost of license. On January 1, 2002, we adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of this statement did not have a significant impact on our financial condition or operating results.

Developed technology costs are amortized on a straight-line basis over a period of three years. The majority of other intangible assets are amortized on a straight-line basis over a period of three to five years. These assets are reviewed annually for impairment and written down to net realizable value, if necessary, in accordance with SFAS No. 144.

Recent Accounting Standards

In March 2004, the FASB issued a proposed statement, Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the grant-date fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. Pro forma disclosure is no longer an alternative.

As permitted by SFAS No. 123, for 2005, the Company accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Effective January 1, 2006, we have adopted SFAS No. 123(R)’s fair value method of accounting for share based payments. Accordingly, the adoption of SFAS No. 123(R)’s fair value method may have a significant impact on the Company’s results of operations as we are required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123(R) permits public companies to adopt its requirements using either the “modified prospective” method or the “modified retrospective” method. The Company adopted SFAS No. 123(R) using the modified prospective method. In April 2005, the SEC delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual, rather than interim periods that begin after June 15, 2005. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 illustrated in the disclosure of pro forma net income and net income per share contained in Note 15 of our notes to consolidated financial statements included herein.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not believe that the adoption of FIN 47 has had a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS No. 154 will have a material impact on our financial statements.

Results of Operations

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Year ended December 31,
	(in thousands, except percentages)
	2005		2004
Revenue
Services	$13,135	11%	$10,446	8%
Maintenance	54,453	44%	48,713	39%
Installation and other	11,060	9%	12,469	10%

Services and other	78,648	64%	71,628	57%
Licenses	41,067	34%	45,036	36%
Hardware	2,598	2%	8,140	7%

Total revenue	122,313	100%	124,804	100%

Cost of revenue
Cost of services and other revenue	29,510	38%	30,252	42%
Royalties and other	9,779	24%	9,977	22%
Amortization of acquired technology and capitalized software	4,014	10%	4,138	9%

Cost of licenses revenue	13,793	34%	14,115	31%
Cost of hardware revenue	2,341	90%	6,062	74%

Total cost of revenue	45,644	37%	50,429	40%

Gross margin	76,669	63%	74,375	60%

Operating expenses
General and administrative	26,874	22%	29,707	24%
Software development	30,476	25%	28,056	22%
Sales and marketing	14,730	12%	24,105	19%
Amortization of intangible assets and depreciation	4,904	4%	4,495	4%
Exit costs of facility closing	1,066	1%	4,190	3%

Total operating expenses	$78,050	64%	$90,553	73%

Loss from operations	$(1,381)	-1%	$(16,178)	-13%

Year Ended December 31, 2005 compared to 2004

Revenue

Revenue is recognized during the respective periods from various sources, including but not limited to amounts initially recorded as deferred revenue and for which the Company has now completed its contractual commitments; service revenue relating to installation, consulting and training; maintenance contracts that renew periodically, typically on an annual basis; and revenues recognized on a cash-basis.

Total revenue. Total revenue for 2005 of $122.3 million decreased $2.5 million, or 2%, over total revenue for 2004 of $124.8 million. The net decrease of $2.5 million is comprised of $1.4 million or 11% decrease in installation and other revenue, a $4.0 million or 9% decrease in license revenue and a $5.5 million or 68% decrease in hardware revenue, all offset by a $2.7 million or 26% increase in services revenue and a $5.7 million or 12% increase in maintenance revenue. For each quarter during 2005, total revenue was $30.4 million, $30.7 million, $30.0 million and $31.2 million, respectively.

Services and other revenue. Services and other revenue consists of professional services, such as implementation and installation services, training, maintenance which consists of technical support and product upgrades, hardware, reimbursable expenses and other service revenue. Professional services are typically provided over a period of three to six months for the HIM Software products and for two to three years for Affinity and other related Enterprise products. These services are provided subsequent to the signing of a software license arrangement and depend in large part on our software license revenues. Our maintenance revenues depend on both licenses of our software products and renewals of maintenance agreements by our existing customer base.

Services revenue increased approximately $2.7 million, or 26%, to $13.1 million in 2005 from $10.4 million in 2004. An increase of approximately $0.5 million is attributed to the Affinity and other Enterprise products, and an increase of $0.4 million is related to the HIM software products. In addition, services revenue for MPI products increased $1.8 million primarily as a result of completing work on two large contracts signed in 2005.

Maintenance revenue increased $5.7 million, or 12%, to $54.4 million, compared to $48.7 million in 2004. Of this overall increase in maintenance revenue, $4.4 million resulted from Affinity and related products, and is a function of contractually based increases in fees, as well as the installation of new customer software during the year. In addition, $2.4 million of the increase is from the TempusOne scheduling products, which is due primarily to the inclusion of only six months of activity in 2004 as a result of the acquisition of Tempus Software, Inc. on June 30, 2004. These increases are offset by a decrease of $1.0 million in maintenance for HIM products, over half of which pertains to the Cascade products which were sunset in 2005.

Installation and other revenue decreased $1.4 million, or 11%, to $11.1 million in 2005 from $12.5 million in 2004. This decrease is driven primarily by installation and other revenue for Affinity and related products which is $2.7 million lower in 2005; during 2004 we had only three new Affinity sales and in 2005 we had zero new Affinity sales. Although we had significant sales of products to the existing Affinity base customers, a significant amount of installation revenue is traditionally earned on new installations, and recognized on a percentage of completion basis. This decrease was offset by increases in installation revenues for HIM and government products, which are typically recognized upon completion of a contract; revenue from installation of these products increased by $1.3 million in 2005.

Licenses. License revenue consists of fees for licenses of our owned, proprietary software, as well as third-party owned software that we bundle into our suite of products. Overall, license revenue decreased $3.9 million, or 9%, in 2005 to $41.1 million from $45.0 million in 2004. This decrease is due primarily to a $3.7 million decrease in license revenue for our Affinity products, which is a result of the lack of sales to new Affinity customers; during 2004, we made only three new Affinity sales, and in 2005, we made no such sales.

Hardware. Hardware revenue decreased $5.5 million, or 68%, to $2.6 million for 2005, compared to $8.1 million in 2004. This decrease is primarily attributed to the recognition in the first quarter of 2004, of a $4.5 million hardware sale to a single customer.

Deferred Revenue

The following table presents a summary roll-forward schedule of the deferred revenue (in thousands) as of the respective balance sheet dates:

	For the year ended December 31,
	2005	2004
	(unaudited)	(unaudited)
Deferred revenue, beginning balance	$44,040	$48,502
Add: revenue deferred	126,359	113,394
Less: deferred revenue recognized	(117,393)	(120,622)
Add: revenue acquired in acquisition	—	2,766
Less: other	(837)	—

Deferred revenue, ending balance	$52,169	$44,040

Cost of Revenue and Gross Margin

Cost of services and other revenue. Cost of services and other revenue consists of salaries and related expenses associated with services performed for customer support and implementation and consulting services. Most of these costs are incurred by individuals assigned to specific customer projects. Cost of services and other revenue decreased $0.8 million to $29.5 million in 2005, from $30.3 million in 2004. These costs are primarily driven by internal personnel. As a percentage of services and other revenue, cost of services and other revenue was 38% in 2005, compared to 42% in 2004.

Cost of licenses. Cost of licenses consists primarily of third-party software, royalties and amortization of acquired technology and capitalized software. A significant percentage of our total cost of revenue is attributable to the cost of third-party royalties and licenses pertaining to software embedded within our software applications. Generally, royalty fees for third-party licenses will fluctuate based on revenue or the number of the Company’s customers and therefore may vary on a quarter-to-quarter basis. Royalties are associated primarily with our HIM and government product revenues. Cost of licenses decreased $0.3 million, or 2.2%, to $13.8 million in 2005 from $14.1 million in 2004. The decrease is comprised primarily of a $1.5 million decrease in third party software licenses and a decrease in amortization of capitalized software of $0.8 million, offset by $0.7 million increase related to the amortization of technology acquired with Détente Systems Pty Limited and Tempus Software, Inc., and a $1.3 million increase in royalty expense, most of which is related to our government products. Overall, the cost of royalties, as a percentage of government product revenues, has increased from 41% in 2004 to 44% in 2005.

Cost of hardware. Cost of hardware consists of third-party hardware and installation costs. Cost of hardware decreased $3.8 million, or 61%, to $2.3 million in 2005 from $6.1 million in 2004, primarily as a result of lower revenues in the respective periods. As previously discussed, the first quarter of 2004 included a $4.5 million sale of hardware to a single customer, the cost of which was approximately $3.5 million.

Gross margin. Total gross margin increased by approximately $2.3 million, or 3%, to $76.7 million in 2005 from $74.4 million in 2004. The increase in gross margin is primarily attributable to the combination of the $5.7 million or 11.8% increase in maintenance revenues, the $2.7 million or 26% increase in service revenues, and the $5.5 million reduction in low margin hardware revenues. These positive variances were partially offset by lower license and installation revenues. In addition, the costs of royalties for government and HIM products increased. Overall, gross margin for all license revenue declined from 69% in 2004 to 66% in 2005. Gross margin for services and other revenues increased from 58% in 2004 to 62% in 2005, and gross margin on hardware decreased from 25% in 2004 to 10% in 2005. In total, gross margin increased from 60% in 2004 to 63% in 2005.

Operating Expenses

General and administrative. General and administrative (“G&A”) expense consists of compensation and benefit costs for executive, finance, legal, information technology and administrative personnel. G&A expense decreased $2.8 million, or 10%, to $26.9 million in 2005, from $29.7 million in 2004. As a percentage of total revenue, general and administrative expense was 22% in 2005 compared to 24% in 2004. G&A expenses decreased in 2005 as increases in professional fees and severance expenses were more than offset by decreases in rent, salaries, contractors and other expenses.

Professional and legal fees increased $1.3 million in 2005 primarily related to Sarbanes-Oxley Act consulting efforts, merger and acquisition expenses and other activities. Severance expense increased $1.6 million in 2005 primarily due to severance payments to the Company’s former CEO and CFO. These increases were largely offset by a decrease in salaries of $1.5 million in 2005. In 2004, salaries included the carrying of duplicate staff for at least the first three months of the year related to the transition of the headquarters to Reston, Virginia and salaries for both the CEO and COO positions, which were consolidated in late 2004. Rent expense decreased $1.4 million in 2005 from 2004, but our payments of rent were virtually the same year over year. Rent expense in 2004 included rent for the Company’s prior headquarters in San Rafael, California, which was not included in 2005 because we recorded a facility exit cost related to that lease of $4.2 million in December 2004. Bad debt expense decreased $0.9 million in 2005 and other non-wage expenses decreased $1.2 million. In addition, the $0.4 million gain on the sale of the EDI division which we completed in September is included in 2005 as G&A.

Software development. Software development expenses include costs associated with the development of new products for which technological feasibility has not been achieved, enhancements of existing products, and quality assurance activities; these expenses are comprised mainly of compensation and benefits costs. These expenses are associated primarily with our software engineers as well as certain product development personnel. Software development expenses increased $2.4 million, or 9%, to $30.5 million in 2005 from $28.1 million in 2004. As a percentage of revenue, software development expenses were 25% in 2005 compared to 22% in 2004. There were no capitalized software development costs in 2005 or 2004.

Sales and marketing. Sales and marketing expenses include costs associated with our sales, marketing and certain product management personnel, and consist primarily of salaries and benefits, commissions and bonuses, and promotional and advertising expenses. Sales and marketing expenses decreased $9.4 million, or 39%, to $14.7 million in 2005 compared to $24.1 million in 2004. As a percentage of revenue, sales and marketing expense was approximately 12% in 2005 and 19% in 2004.

Sales and marketing salaries decreased $3.1 million in 2005 and other wage related costs decreased $0.5 million due to a reduction in headcount in 2005 compared to 2004. Travel and entertainment expenses decreased $0.9 million in 2005 primarily as a result of the reduction in the sales staff. Commission expenses decreased significantly in 2005 to $2.5 million compared to $7.1 million in 2004. In 2004, the Company adopted a more conservative approach to expensing commissions earned. In prior years, we matched commissions earned with the associated revenues, and as a consequence, deferred certain of these commissions even though they had been earned and paid. In 2004, we began expensing the commissions when earned and paid, and we also amortized approximately $2.1 million of commissions that were deferred in 2003; thus the commission expense for 2004 was higher than it would have otherwise been by this amount. The remainder of the difference in commission expense between years is due primarily to commissions earned on Affinity sales. If we remove the impact of the amortization of the deferred commissions from 2004 sales and marketing expenses, the 2005 sales and marketing expenses decreased by approximately $7.3 million, or 33%, from 2004 levels.

Amortization of intangible assets and depreciation. Amortization of intangible assets pertains to identifiable intangible assets such as customer lists and trade names. Depreciation expense pertains to computer and office equipment, office furniture and fixtures, and leasehold improvements. Amortization of intangible assets increased $0.2 million to $2.2 million in 2005 compared to $2.0 million in 2004. Depreciation expense increased $0.2 million to $2.7 million in 2005 compared to $2.5 million in 2004.

Exit cost of facility closing. During 2004, we moved our headquarters from San Rafael, California to Reston, Virginia and vacated and closed down the San Rafael office facility. The lease for this facility terminates at the end of 2009; our annual expense under the lease is approximately $1.2 million, and we have been actively seeking a qualified subtenant for the property. We estimated the closing costs for this facility based upon current market information available related to potential sublease rental income, sublease commission costs and the length of time expected to secure a sublease. In consideration of these facts, in 2004 we estimated a cost of approximately $4.2 million in connection with our future obligations on the lease, net of estimated sublease income, and recorded this as an expense and as an accrued exit cost at December 31, 2004. During the third quarter of 2005, we reevaluated our assumptions, and recorded an additional expense and an additional accrual of $1.1 million. Please see further discussion in Note 5 of our notes to consolidated financial statements included herein.

Other Income (Expense)

Other income (expense). Other income (expense) increased $19.0 million, from a net other expense of $18.6 million in 2004 to a net other income of $0.2 million in 2005. This change is due primarily to the inclusion in 2004 of the $14.9 million loss incurred in connection with the retirement of our 2005 and 2008 Notes in June and July of 2004; in addition, the 2004 other expense includes $4.2 million of interest expense related to the retired Notes. Interest expense for the years ended December 31, 2005, 2004 and 2003 included non-cash charges of $0.6 million, $1.6 million, and $2.8 million, respectively, relating to amortization of debt offering costs, warrant discount and preferred stock dividend discount.

Discontinued Operations of Financial Services Division

Due to increasing operating losses in our Financial Services Division, and the lack of a qualified buyer for the business, we announced the shutdown of this division on December 15, 2004. The shutdown of this division was effective February 14, 2005.

During 2005, the Company recorded a charge of approximately $1.8 million in connection with our future obligations on our San Marcos, California lease for this division, net of estimated sublease income. The lease for this facility terminates in May 2008; our annual expense under the lease is approximately $0.8 million, and we are actively seeking a qualified subtenant for the property. We have estimated facility closing costs based upon current market information available related to potential sublease rental income, sublease commission costs, and the length of time expected to secure a sublease.

The results of operations for the Financial Services Division are presented as a discontinued operation. Loss from discontinued operation of the Financial Services Division was comprised of the following (in thousands):

	Year ended December 31,
	2005	2004	2003
Revenue	$223	$5,652	$9,150

Loss from operations	(704)	(3,690)	(4,896)
Exit cost of facility closing	(1,849)	(3,332)	—
Other	118	—	—

Total loss	$(2,435)	$(7,022)	$(4,896)

Year Ended December 31, 2004 compared to 2003

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Year ended December 31,
	(in thousands, except percentages)
	2004		2003
Revenue
Services	$10,446	8%	$9,617	8%
Maintenance	48,713	38%	41,354	36%
Installation and other	12,469	10%	13,400	12%

Services and other	71,628	57%	64,371	56%
Licenses	45,036	36%	46,790	40%
Hardware	8,140	7%	4,794	4%

Total revenue	124,804	100%	115,955	100%

Cost of revenue
Cost of services and other revenue	30,252	42%	33,003	51%
Royalties and other	9,977	22%	5,775	12%
Amortization of acquired technology and capitalized software	4,138	9%	2,881	6%

Cost of licenses revenue	14,115	31%	8,656	18%
Cost of hardware revenue	6,062	74%	3,273	68%

Total cost of revenue	50,429	40%	44,932	39%

Gross margin	74,375	60%	71,023	61%

Operating expenses
General and administrative	29,707	24%	34,643	30%
Software development	28,056	22%	23,798	21%
Sales and marketing	24,105	19%	20,955	18%
Amortization of intangible assets and depreciation	4,495	4%	4,525	4%
Exit costs of facility closing	4,190	3%	—	0%

Total operating expenses	$90,553	73%	$83,921	72%

Loss from operations	$(16,178)	-13%	$(12,898)	-11%

Revenue

Total revenue. Total revenue for 2004 of $124.8 million increased $8.8 million, or 8%, over total revenue for 2003 of $116.0 million. The net increase of $8.8 million is comprised of a $7.4 million, or 18%, increase in maintenance revenue and a $3.3 million, or 70%, increase in hardware revenue, an $0.8 million, or 9%, increase in services revenue offset by a $0.9 million, or 7%, decrease in installation and other revenue, and a $1.8 million, or 4%, decrease in license revenue. For each quarter in 2004, total revenue was $34.6 million, $30.5 million, $30.8 million and $28.9 million, respectively. The first quarter revenue of $34.6 million included an unusually large $4.5 million revenue transaction, consisting mainly of the sale of hardware to a single customer.

Services and other revenue. Services and other revenue consists of professional services, such as implementation and installation services, training, maintenance, which consists of technical support and product upgrades, hardware, reimbursable expenses and other service revenue. Professional services are typically provided over a period of three to six months for the HIM software products and for two to three years for Affinity and other related Enterprise products. These services are provided subsequent to the signing of a software license arrangement and depend in large part on our software license revenues. Our maintenance revenues depend on both licenses of our software products and renewals of maintenance agreements by our existing customer base. Services and other revenue increased approximately $7.3 million, or 11%, to $71.6 million in 2004 from $64.4 million in 2003.

The majority of the increase was attributed to the growth in maintenance revenue of $7.3 million, or 18%, to $48.7 million, compared to $41.4 million in 2003. Of this overall increase in maintenance revenue, $3.5 million resulted from Affinity and related products and is a function of increases in contractually-based annual fees, as well as the installation of new customer software during the year. In addition, $1.4 million of the increase in maintenance revenue is from the acquired Lab and Radiology products of Détente Systems Pty Limited and $1.9 million is from the acquired enterprise scheduling products of Tempus Software, Inc. Without these acquisitions, maintenance revenue would have increased 11%. Hardware revenue increased $3.3 million, or 70%, to $8.1 million for 2004, compared to $4.8 million in 2003. After removing the impact of the $3.8 million in revenue from a single customer in the first quarter of 2004, hardware revenue in 2004 was lower than in 2003 by approximately $0.5 million, or 10%.

Licenses. License revenue consists of fees for licenses of our owned, proprietary software, as well as third-party owned software that we bundle into our suite of products. License revenue overall decreased $1.8 million, or 4%, in 2004 to $45.0 million from $46.8 million in 2003. This decrease is a combination of a $1.2 million decrease for Affinity and related products and a $0.6 million decrease for HIM products. License revenue from our MPI, Performance Measurement, EDI and PFS products experienced modest increases year-over-year, and our Pharmacy and Imaging software showed modest decreases. In addition, license revenues for Lab and Radiology from the acquisition of Détente Systems Pty Limited and license revenues for enterprise scheduling from the acquisition of Tempus Software, Inc. together added $0.6 million in 2004.

For HIM products, license revenue declined by $0.6 million in 2004, as license revenue in 2003 included a higher percentage of revenue from perpetual contracts, for which greater amounts of revenue were recognized earlier, than term contracts, for which revenue is recognized over the term of the contract, usually one, three or five years. We had very strong third and fourth quarter sales for our HIM products to government agencies, primarily for Veteran Health Administration facilities, in both 2003 and 2004, which contributed to the increase in revenue in that area. Typically the revenue from these contracts is recognized on a straight-line basis over the twelve month terms.

Revenue recognized for the year ended December 31, 2004 includes:

•	Amounts initially recorded as deferred revenue in which the Company has now completed its contractual commitments;

•	Service revenue relating to installation, training, seminars and financial services during the period; and

•	Revenues recognized on a cash-basis.

The following table is a summary roll-forward schedule of the deferred revenue (in thousands):

For the year ended December 31, 2004
(unaudited)
Deferred revenue, beginning balance	$48,502
Add: revenue deferred	113,394
Less: deferred revenue recognized	(120,622)
Add: revenue acquired in acquisition	2,766

Deferred revenue, ending balance	$44,040

Cost of Revenue and Gross Margin

Cost of services and other revenue. Cost of services and other revenue consists of salaries and related expenses associated with services performed for customer support and implementation and consulting services. Most of these costs are incurred by individuals assigned to specific customer projects. Cost of services and other revenue was $30.3 million in 2004 and $33.0 million in 2003. These costs are primarily driven by internal personnel. As a percentage of services and other revenue, cost of services and other services was 42% in 2004, down from 51% in 2003.

Cost of licenses. Cost of licenses consists primarily of third-party software, royalties and amortization of acquired technology and capitalized software. A significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to third-party software embedded within our software applications. Generally, royalty fees for third-party licenses will fluctuate based on revenue or the number of the Company’s customers and therefore will fluctuate on a quarter-to-quarter basis. Royalties are associated primarily with our HIM and government product revenues. Cost of licenses increased $5.5 million, or 63%, to $14.1 million in 2004 from $8.7 million in 2003. The increase is comprised primarily of $1.9 million related to the amortization of technology acquired with Détente and Tempus, offset by a decrease in amortization of capitalized software of $0.7 million, and a $2.9 million increase in royalty payments, most of which is related to our government products. The balance of the increase is related to third-party software licenses and other costs. Overall, the cost of royalties, as a percentage of government revenues, has increased from 32% in 2003 to 41% in 2004.

Gross margin. Total gross margin increased by approximately $3.4 million, or 5%, to $74.4 million in 2004 from $71.0 million in 2003. The increase in gross margin is primarily attributable to the combination of the $7.4 million, or 18%, increase in maintenance revenues and the $2.8 million reduction in cost of services. These positive variances were partially offset by higher costs of royalties for government and HIM products, and the amortization of acquired technology. Overall, gross margin for all license revenue declined from 82% in 2003 to 69% in 2004. Gross margin for services and other revenues increased from 49% in 2003 to 58% in 2004, and gross margin on hardware decreased from 32% in 2003 to 26% in 2004. In total, gross margin decreased slightly from 61% in 2003 to 60% in 2004.

Operating Expenses

General and administrative. General and administrative expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administrative expenses, decreased $4.9 million, or 14%, to $29.7 million in 2004 from $34.6 million in 2003. As a percentage of total revenue, general and administrative expense was 24% in 2004 compared to 30% in 2003. General and administrative expense decreased in 2004 due primarily to a decrease in fees paid to accountants, attorneys and consultants incurred in connection with the restatement, the shareholder litigation and the SEC investigation, which in 2003 amounted to approximately $7.5 million, compared to $0.8 million in 2004. This was offset in part by a $2.9 million increase in legal, accounting and consulting fees not related to the restatement in 2004, as well as a $0.8 million increase in bad debt expense for 2004. In 2003 we incurred approximately $4.8 million for severance and retention pay, primarily related to the period during the restatement and SEC investigation, and related to the transfer of our headquarters from San Rafael, California to Reston, Virginia; this compares to $1.3 million of similar expense in 2004, a decrease of $3.5 million between years. Finally, salaries were $1.3 million higher in 2004, due primarily to the carrying of duplicate staff for at least the first three months of the year related to the transition of the headquarters to Reston.

Software development. Software development expenses include costs associated with the development of new products for which technological feasibility has not been achieved, enhancements of existing products, and quality assurance activities; these expenses mainly relate to compensation and benefits costs. Software development expenses increased $4.3 million, or 18%, to $28.1 million in 2004 from $23.8 million in 2003. As a percentage of revenue, software development expenses were 23% in 2004 compared to 21% in 2003. The majority of the increase in software development expenses between years is attributable to major activities in the

Enterprise product portfolio, specifically the joint development activity with one of our largest customers for the Clinical Workstation which required the efforts of over twenty dedicated software developers. In addition, we continued to invest in the development of Computerized Physician Order Entry and the suite of HIM products such as Quantim Abstracting and Quantim Electronic Document Management. There were no capitalized software development costs in 2004 or 2003.

Sales and marketing. Sales and marketing expenses include costs associated with our sales, marketing and product management personnel, and consist primarily of salaries and benefits, commissions and bonuses, and promotional and advertising expenses. Sales and marketing expenses increased $3.1 million, or 15%, to $24.1 million in 2004 compared to $21.0 million in 2003. As a percentage of revenue, sales and marketing expense was approximately 19% for 2004 and 18% for 2003.

The increase in sales and marketing expenses in 2004 over 2003 is primarily a result of a more conservative approach to expensing commissions earned in 2004. In prior years, we matched commissions earned with the associated revenues and, as a consequence, deferred certain of these commissions even though they had been earned and paid. In 2004, we began expensing the commissions when earned and paid, and we also amortized approximately $2.1 million of commissions that were deferred in 2003; thus the commission expense for 2004 was higher than it would have otherwise been by this amount. If we remove the impact of the amortization of the deferred commissions from 2004 sales and marketing expenses, the 2004 expenses increased by approximately $1.0 million, or 5%, from 2003 levels. The remainder of the variance is due to personnel costs and certain marketing expenses.

Amortization of intangible assets and depreciation. Amortization of intangible assets pertains to identifiable intangible assets such as customer lists and trade names. Depreciation expense pertains to computer and office equipment, office furniture and fixtures and leasehold improvements. Amortization of intangible assets increased $0.4 million to $2.0 million in 2004, compared to $1.6 million in 2003. Depreciation expense decreased $0.4 million to $2.5 million in 2004, compared to $2.9 million in 2003. The change in amortization expense occurred principally as a result of an increase in identifiable intangible assets related to Détente Systems Pty Limited and Tempus Software, Inc. The change in depreciation expense occurred as a result of certain assets becoming fully depreciated.

Exit cost of facility closing. During 2004, we moved our headquarters from San Rafael, California to Reston, Virginia and vacated and closed down the San Rafael office facility. The lease for this facility terminates at the end of 2009; our annual expense under the lease is approximately $1.2 million, and we have been actively seeking a qualified subtenant for the property. We have estimated the closing costs for this facility based upon current market information available related to potential sublease rental income, sublease commission costs, and the length of time expected to secure a sublease. In consideration of these facts we have estimated that we will incur a cost of approximately $4.2 million in connection with our future obligations on the lease, net of estimated sublease income. We have recorded this expense in the fourth quarter of 2004.

The following table sets forth a summary of the exit cost of facility closing charged and accrued facility cost as of December 31, 2004 (in thousands):

December 31, 2004
Estimated exit cost of facility closing and sublease losses	$4,048
Write off of leasehold improvement upon facility closing	142

Total exit cost as of December 31, 2004	$4,190

Accrued exit cost as of December 31, 2004
Short-term	1,150
Long-term	2,898

Total	4,048

Other Income (Expense)

Other expense. Other expense increased $12.5 million, from a net expense of $6.1 million in 2003 to a net expense of $18.6 million in 2004. This increase is comprised primarily of the $14.9 million loss incurred in connection with the retirement of our 2005 and 2008 Notes in June and July of 2004, offset in part by the reduction in related interest expense. Interest expense for the years ended December 31, 2004, 2003 and 2002 included non-cash charges of $1.6 million, $2.8 million, and $0.4 million, respectively, relating to amortization of debt offering costs, warrant discount and preferred stock dividend discount. In 2004, the Company received an income tax benefit of $0.2 million, which represents tax refunds received in the first quarter of 2004 as a result of the restatement of the Company’s 2001 financial statements.

Liquidity and Capital Resources

Balance Sheet

We generate cash from licensing our software and providing professional services. In addition, we generate cash through maintenance renewals where customers generally pay us at the beginning of the contract term. These contract terms commence at different times throughout each year. We primarily use cash to pay our employees’ salaries, commission and benefits, pay landlords to lease office space, procure insurance, pay taxes, pay dividends on Series A Preferred Stock and pay vendors for services and supplies. In addition, we use cash to procure capital assets to support the business. These capital assets are typically information technology related.

As of December 31, 2005, we had $33.0 million in cash and cash equivalents, compared to $22.4 million as of December 31, 2004. As of December 31, 2005, we had net working capital of $(6.9) million compared to $(15.1) million as of December 31, 2004. Management believes that we have adequate liquidity to meet our short-term cash requirements.

Accounts receivable, net of allowance for doubtful accounts, increased by $1.5 million to $27.1 million as of December 31, 2005 from $25.6 million as of December 31, 2004. Accounts receivable increased primarily because of the volume of billings generated in the fourth quarter related to government contracts. In addition, accounts receivable at the end of 2004 was lower than expected due primarily to delays caused by the implementation of our PeopleSoft revenue cycle software during the fourth quarter. For the year ended December 31, 2005, bad debt expense was $2.3 million. As of December 31, 2005, the allowance for doubtful accounts increased to $4.7 million from $3.3 million as of December 31, 2004. QuadraMed maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of QuadraMed’s customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowance might be required.

Unbilled receivables decreased by $3.2 million to $3.4 million as of December 31, 2005, from $6.6 million as of December 31, 2004. This decrease is mainly due to a greater mix of contracts that the Company was able to bill in advance of revenue recognition in 2005, and due to the aforementioned delays in billings caused by the implementation of our PeopleSoft revenue cycle software, which caused higher than expected unbilled receivables during the fourth quarter of 2004.

Prepaid expenses and other current assets increased by $3.9 million as of December 31, 2005 to $11.9 million, compared to $8.0 million in December 31, 2004. The increase is primarily due to the inclusion in the 2005 balance of $3.4 million in deferred hardware expense related to a single customer.

Capitalized software development costs, net of accumulated amortization, decreased by $0.9 million to $0.5 million as of December 31, 2005 from $1.4 million as of December 31, 2004 as a result of standard amortization.

Other intangible assets, net of accumulated amortization, decreased by $5.3 million to $7.1 million as of December 31, 2005, from $12.5 million as of December 31, 2004, as a result of standard amortization.

Other long-term assets decreased by $2.4 million to $4.7 million as of December 31, 2005 from $7.1 million as of December 31, 2004. This decrease is primarily related to the liquidation of a $3.1 million in monetary assets related to the settlement with a former executive (please see Note 20 of our notes to consolidated financial statements included herein) and the issuance of a $1.4 million note payable in accordance with the terms of the settlement agreement.

Other accrued liabilities increased by $1.6 million to $10.1 million as of December 31, 2005 from $8.5 million as of December 31, 2004. This increase is primarily related to accruals for commission expense, royalties and taxes, offset by a reduction in accrued contract costs and legal fees.

Dividends payable decreased by $4.7 million to $9.1 million as of December 31, 2005 from $13.8 million as of December 31, 2004. This decrease resulted from the payment of dividends in 2005, and corresponds to the payment of $7.6 million in dividends on the Company’s Series A Preferred Stock issued in 2004 (please see Note 12 of our notes to consolidated financial statements included herein) offset by the amortization of the dividend discount. Generally, the Series A Preferred Stock is entitled to quarterly dividends of $0.34 (5.5% per annum) per share. However, as provided in the Certificate of Designation relating to the Series A Preferred Stock, because a registration statement relating to the resale of the Series A Preferred Stock and shares of common stock issuable on conversion thereof was not declared effective by the SEC on or before June 15, 2005, quarterly dividends for such stock have increased to $0.40625 (6.5% per annum) commencing on June 16, 2005, and such dividends will apply until the date the registration statement is declared effective.

Deferred revenue increased by $8.1 million to $52.2 million as of December 31, 2005 from $44.0 million as of December 31, 2004. A significant portion of the increase is due to the inclusion in the 2005 balance of approximately $4.7 million in deferred hardware revenue related to a single customer. The remainder of the increase in deferred revenue is due to the timing associated with reaching billing milestones and revenue recognition criteria. In most instances, deferred revenue is increased when the Company invoices a customer, and is decreased when revenue is recognized based on percentage completion or attainment of a milestone in the customer contract. Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. This generally results from deferred maintenance, software installation, consulting and training services not yet rendered and license revenue deferred until all revenue requirements have been met or as services have been performed. Additionally, there are term-based licenses for which revenues are recognized over the term of the contract. Unbilled revenue represents revenue that has been earned and recognized, but for which an invoice has not yet been generated for the customer. Invoices that have been issued and remain uncollected are recorded in the deferred revenue and accounts receivable balances. In determining the allowance for doubtful accounts the Company excludes invoices that remain recorded both in deferred revenue and accounts receivable since no revenue has been recognized on these balances.

Accrued exit cost of facility closing pertains to the long-term portion of the accrued future lease obligations related to the closed facilities in San Marcos, California and San Rafael California. The balance in the accrual increased by $0.7 million to $3.6 million as of December 31, 2005 from $2.9 million as of December 31, 2004. This increase is due to the accrued costs for the San Marcos lease recorded when we shut down the Financial Services Division in February 2005, and when we re-evaluated the assumptions of that lease in September 2005. In addition, amounts recorded in 2004 pertaining to the San Rafael lease were also re-evaluated in September 2005, and an additional accrual was made for that lease at that time. The short-term portion of these obligations is recorded in current liabilities.

Other long-term liabilities decreased by $2.7 million to $2.7 million as of December 31, 2005 from $5.4 million as of December 31, 2004. This decrease was primarily the result of the 2005 settlement with, and payment to a former executive (please see Note 20 of our notes to consolidated financial statements included herein).

Cash Flows

	Year ended December 31,
(in thousands)	2005	2004	2003
Cash provided by (used in) operating activities	$14,857	$(10,348)	$802
Cash provided by (used in) investing activities	$122	$(12,178)	$3,613
Cash provided by (used in) financing activities	$4,366	$8,011	$8,866
Net increase (decrease) in cash and cash equivalents	$10,613	$(14,515)	$13,281

Cash provided by (used in) operating activities was $14.9 million in 2005, compared to $(10.3) million in 2004 and $0.8 million in 2003. The net loss of $8.7 million in 2005 was offset by non-cash items totaling approximately $20.9 million, including depreciation and amortization of $11.4 million, bad debt expense of $2.3 million, preferred stock accretion of $4.8 million and exit cost associated with facility closings of $2.8 million. In addition, changes in current assets and liabilities resulted in an additional source of cash of $2.7 million in 2005, comprised of an increase in deferred revenue of $8.2 million, a decrease in prepaid and other expenses of $1.2 million, all partially offset by a decrease in accounts payable and accrued liabilities of $1.1 million and an increase in accounts receivable of $3.2 million.

In 2004, by comparison, the $(10.3) of cash used in operations arose from the $44.3 million net loss and approximately $12.9 million in decreases in accounts payable and accrued liabilities and deferred revenue, offset by $40.1 million of non-cash expenses and approximately $6.7 million in decreases in accounts receivable and prepaid expenses and other assets. The $0.8 million of cash provided by operations in 2003 arose from the $23.9 million net loss offset by non-cash expenses of $14.5 million and $10.2 million provided by changes in other working capital items.

Net cash provided by (used in) investing activities was $0.1 million in 2005, compared to $(12.2) million in 2004 and $3.6 million in 2003. Investing activities in 2005 included a $1.5 million reduction in restricted cash related to letters of credit, $1.3 million of capital expenditure purchases and $3.1 million from the liquidation of certain assets held in trust which were used in connection with the settlement with a former executive who left the Company several years ago. Investing activities used $12.2 million of cash in 2004, including $4.5 million for capital expenditure purchases primarily related to our PeopleSoft System and $9.4 million for the acquisitions of Détente Systems Pty Limited and Tempus Software, Inc.; in addition, there were reductions in restricted cash of $1.6 million in 2004. Investing activities provided $3.6 million of cash in 2003, primarily due to $4.2 million in cash received in 2003 from the sale of assets associated with the EZ-CAP managed care software business and HIM Services division, and $2.4 million from the redemption of short-term investments; in addition we used $3.3 million for capital expenditure purchases in 2003.

Net cash used in financing activities was $4.4 million in 2005, compared to $8.0 million provided by financing activities in 2004 and $8.9 million provided in 2003. The $4.4 million used in financing activities in 2005 is primarily due to the payment of dividends on our Series A Preferred Stock of $5.8 million. The $8.0 million of cash generated from financing activities in 2004 arose from $96.1 million in proceeds from the issuance of Series A Preferred Stock, $88.1 million of which was used for the early retirement of our 2005 Notes and 2008 Notes. The $8.9 million of cash generated from financing activities in 2003 arose from $8.5 million in proceeds received in connection with the refinancing of our 2005 Notes and the issuance of our 2008 Notes in April 2003.

Cash provided by (used in) operating activities was $(0.8) million, $8.9 million, $5.8 million and $1.0 million sequentially for the four quarters of 2005. The changes primarily relate to the fluctuations between net (loss) and net income during the year, which were $(3.7) million, $0.1 million, $(5.2) million and $24,000 per quarter, respectively, from the first through fourth quarters of 2005. Non-cash items included in the net income (loss) for the quarterly results averaged approximately $5.2 million per quarter. In addition, changes in working capital items increased (decreased) cash in the amounts of $(2.9) million, $4.5 million, $4.1 million and $3.0 million per quarter, sequentially for the four quarters of 2005.

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including accrued future dividends on our Series A Preferred Stock, as of December 31, 2005 (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Accrued dividends (1)	$9,054	$5,407	$3,647	$—	$—
Operating leases (2)	21,784	4,804	12,775	4,200	—

Total contractual obligations	$30,838	$10,211	$16,422	$4,200	$—

Other Commercial Commitments
Standby letters of credit (3)	$2,375	$2,026	$—	$—	$349

Total commercial commitments	$2,375	$2,026	$—	$—	$349

(1)	The Series A Preferred Stock holders have an option to convert and receive, when declared by the Board, dividends equal to the total previously unpaid dividends payable from effective date of conversion through June 1, 2007 at a rate of $1.375 per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common shares or any combination thereof at the option of the Company. Please see Note 12 of our notes to consolidated financial statements included herein.
(2)	The Company plans to sublease the vacant San Rafael, California facility in 2006. The San Rafael lease payments total approximately $4.9 million for years 2006 through 2009. Of this amount, the minimum rent payments totaling $3.8 million are included in the schedule above. As a result, these amounts may become payable prior to the original contract term.
(3)	The less than 1 year amount of $2.0 million includes a $1.0 million letter of credit in favor of the State of New Jersey under its contract and a $1.0 million letter of credit in favor of another customer under its contract. The remainder represents security deposits for leased facilities.

As of December 31, 2005, we had approximately $21.8 million in minimum operating lease commitments that will be paid through 2011. In addition, we have $2.4 million of funds in certificates of deposit held as collateral for the aforementioned standby letters of credit under bank financing agreements. These amounts reflect current requirements as of December 31, 2005, and may be reduced in the future.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments. In addition, cash used in investing activities may fluctuate due to our software development efforts, any acquisition or disposition we may undertake and costs associated with our investments in fixed assets and information technology. For additional discussion, see Item 1 A. Risk Factors of this Annual Report on Form 10-K.

We depend on licenses from a number of third-party vendors for certain technology, including the computer hardware, operating systems, database management systems, programming language and runtime environment, upon which we develop and operate our products. We are materially reliant upon licenses with the following third-party vendors: InterSystems Corporation, Document Storage Systems, Inc., Megas Corporation, Unicor Medical, Oracle, Microsoft, Quovadx, the American Medical Association (AMA), 3M and the American Hospital Association (AHA). Most of these licenses expire within three to five years. Such licenses can be renewed only by mutual consent and may be terminated if we breach the license terms and fail to cure the breach within a specified time period. If such licenses are terminated, we may not be able to continue using the technology on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce product shipments until equivalent technology is obtained, which could have a material adverse effect on our business, financial condition and results of operations. However, as all application software companies, including QuadraMed and our competitors, are reliant on licensed technology and third-party components, we believe our reliance on such technology and licenses places us at no competitive disadvantage. For additional discussion, see Item IA. Risk Factors of this Annual Report on Form 10-K.

At present, there is no equivalent technology for the InterSystems Corporation technology, an integral component of our Affinity product line, that is immediately available to us. The Company has entered into several agreements with InterSystems Corporation regarding the licensed technology relating to our Affinity product line. However, if InterSystems Corporation ceased to offer this technology and no other vendor provided the technology, we would be required to migrate our Affinity products to a new database platform or redesign our products to work with new software tools. This could be very costly and difficult to achieve and could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we would successfully migrate our Affinity products to a new platform.

Off-Balance Sheet Arrangements

We do not have any intercompany loans or any off-balance sheet arrangements.

Inflation

The majority of our revenue is derived from perpetual and long-term customer contracts. The term of contracts range from one to five years and the contracts generally allow for price increases annually based on specified rates or external measures of inflation. We have increased some of our prices under certain contract provisions. Our maintenance contract terms also provide for annual price increases based on specified rates or external measures of inflation. Accordingly, inflation has not had, and we do not believe that it will have, a significant impact on our financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In addition to the market risks discussed herein, please see our discussion of business risks in Item 1A. Risk Factors of this Annual Report on Form 10-K.

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We invest in high-quality issuers, including money market funds, corporate debt securities and debt securities issued by the United States government and U.S. governmental agencies. We have a policy of investing in securities with maturities of two years or less. We do not invest in derivative financial or foreign investments.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31 (in thousands, except average interest rates).

	Aggregate Fair Value		Weighted Average Interest Rate
	2005	2004	2005	2004
Cash and Cash equivalents:
Cash (1)	$17,023	$8,419
Money Market funds	16,019	14,010	2.93%	1.74%

Total cash and Cash equivalents	$33,042	$22,429

Long-term investments:
Corporate debt securities	$501	$430	4.96%	5.33%
Debt issued by US government	833	847	4.82%	4.81%

Total long-term investments (2)	$1,334	$1,277

(1)	Excluded from the fair value of the principal amounts of cash is $2.4 million, at December 31, 2005, and $3.9 million, at December 31, 2004, which is restricted cash securitizing letters of credit issued as lease collateral or as security for performance required by two contracts.
(2)	Included in other long term assets on the balance sheet.

Performance of Equity Markets

The performance of the equity markets can have an effect on our operations as certain of our variable life insurance policies have premiums invested in equity securities.

Foreign Currency Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. Changes in foreign exchange rates did not materially impact our results of operations. For the year ended December 31, 2005, only approximately 2% of total revenue was denominated in currencies other than the United States dollar and less than 3% of our total direct and operating costs were incurred in currencies other than the United States dollar. The foreign currencies are limited to the Australian dollar and the British Pound Sterling.

Item 8. Financial Statements and Supplementary Data

Our financial statements and supplementary data are included in this Report on Form 10-K beginning on page F-1 and are incorporated by reference into this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in, or disagreements with, our accountants based on accounting principles and financial disclosures required to be disclosed in this Item 9.

Item 9A. Controls and Procedures

Internal Control

Our management, including our principal executive and principal financial officers—our chief executive officer (“CEO”) and chief financial officer (“CFO”)—is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). An evaluation of the effectiveness of design and operation of our internal control over financial reporting was performed under the supervision and with the participation of the Company’s management, including our CEO and CFO, based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management, including our CEO and CFO, concluded that our internal control over financial reporting and our disclosure controls and procedures were effective as of December 31, 2005.

Changes in Internal Control over Financial Reporting

In connection with our preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, our management, in consultation with the Audit Committee of our Board of Directors, identified material weaknesses in our internal control over financial reporting. During 2005, the Company invested significant time and resources in an effort to remediate these material weaknesses. Such material weaknesses and the Company’s remediation activities were reported previously in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 25, 2005, as amended by Amendment No. 1, filed with the SEC on April 29, 2005, and Amendment No. 2, filed with the SEC on January 4, 2006, and in the Company’s Quarterly Reports on Form 10-Q, filed with the SEC on May 10, 2005 (as amended and filed on January 4, 2006), August 9, 2005, and November 9, 2005. As such, there were significant changes in our internal control over financial reporting during 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in a positive way.

Revenue Cycle

On October 1, 2004, the Company began the process of converting a significant portion of its financial records (principally revenue cycle related items) from a legacy system called “CDI” to various modules of our principal financial software, PeopleSoft. We expected this conversion to be completed by December 31, 2004, but this did not occur. As a result, our system of financial controls surrounding the revenue cycle did not include all the anticipated internal controls in place at year-end, nor were we able to adequately test and remediate new internal controls as of that date.

PeopleSoft is a widely used and very powerful software system. While we encountered no significant difficulties in expanding the use of the various PeopleSoft modules, our planning for the conversion was flawed because we underestimated the time and resources required to complete the process successfully. In addition, the training of personnel in the contract data entry process was inadequate to ensure the accurate entry of data into the system.

As a result, our management concluded that the following control deficiencies in our revenue cycle existed as of December 31, 2004:

•	The review and supervision of the data entry and contract activation process in connection with the data conversion was inadequate to detect errors before contract activation.

•	Not all of the legacy contracts were converted completely into the new PeopleSoft module, resulting in the need to continue the use of manual processes, which significantly impaired management’s ability to effectively review, monitor and investigate movements in customer account balances. It also limited our ability to create meaningful deferred revenue roll-forward analysis on a timely basis.

As previously reported, the Company believes that, both individually and in the aggregate, these control deficiencies constituted material weaknesses in our internal controls over financial reporting as of December 31, 2004, because they resulted in more than a remote likelihood that a material misstatement could occur in our annual or interim financial statements that would not be prevented or detected. In fact, these material weaknesses resulted in errors that were not detected on a timely basis. None of these errors, however, resulted in any material adjustments to our financial statements. Such adjustments were recorded by the Company prior to the finalization of the 2004 financial statements.

In addition to the material weaknesses described above, in connection with the performance of its audit of our financial results for 2003, BDO Seidman, LLP informed us that they noted a matter involving internal control that they considered to be a material weakness. The material weakness noted by BDO concerned the fact that the Company had not implemented procedures to track movements in deferred revenue on an overall roll-forward basis. As a result, it was difficult for management to continually monitor movements in the account. Analytical review was done at the end of each period but not on an overall roll-forward basis. While the Company had implemented procedures to report movements in deferred revenue on an overall roll-forward basis, the completion of this system was not in place as of December 31, 2004. Accordingly, as of December 31, 2004, management believed that this control deficiency remained a material weakness.

During 2005, the Company invested significant effort and resources in eliminating the internal control deficiencies in its revenue cycle. Significant improvements in our internal control over financial reporting within the Company’s revenue cycle are as follows:

•	We established a revenue assurance group comprised of six professionals who are responsible for managing ongoing quality assurance, training and supervision of all revenue related activities;

•	We completed the PeopleSoft conversion which began during the fourth quarter of 2004;

•	We began utilizing the PeopleSoft system to monitor, track, summarize and record revenue related activities.

As a result of the aforementioned remedial actions taken during 2005, management believes that internal controls over financial reporting within the Company’s revenue cycle were operating effectively, and that there were no related material weaknesses as of December 31, 2005.

Closing Cycle

The aforementioned material weaknesses in our revenue cycle as of December 31, 2004 also affected our closing cycle for the fiscal year ended December 31, 2004. The manual processes used in connection with the revenue cycle, which were mentioned above, were performed substantially by our accounting and finance staff, with some reliance on outside consultants. These individuals are also involved in our normal closing cycle. As a result, the weaknesses in our revenue cycle affected our year-end close processes as less time was available from our staff for normal closing and review procedures, and these procedures are an important component of our controls surrounding the closing process. This situation was exacerbated by the fact that we replaced our corporate controller on January 11, 2005. We believe that these demands on the time of our staff and their overall workload resulted in inadequate staffing and supervision in our accounting and finance departments, which the Company believes constituted a significant deficiency in our internal controls as of December 31, 2004, and, taken together with the material weaknesses relating to the revenue cycle discussed above, constituted an additional material weakness in our internal control over financial reporting as of December 31, 2004.

During 2005, the Company invested significant effort and resources in eliminating the internal control deficiencies in its closing cycle. Significant improvements in our internal control over financial reporting within the Company’s closing cycle are as follows:

•	We increased staffing, training and supervision of accounting and finance personnel;

•	We improved processes, delineation of responsibilities and segregation of duties;

•	We significantly improved the general ledger account reconciliation and journal entry preparation and review processes.

As a result of the aforementioned remedial actions taken during 2005, management believes that internal controls over financial reporting within the Company’s closing cycle were operating effectively and there were no related material weaknesses as of December 31, 2005.

Management’s Annual Report on Internal Control over Financial Reporting

The management of QuadraMed Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f), and 15d-15(f) under the Securities

Exchange Act of 1934). Management has used the framework set forth in the report entitled Internal Control- Integrated Framework, published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission, to evaluate the effectiveness of the Company’s internal control over financial reporting.

The internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and CFO, and overseen by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Neither internal control over financial reporting nor disclosure controls and procedures can provide absolute assurance of achieving financial reporting objectives because of their inherent limitations. Internal control over financial reporting and disclosure controls are processes that involve human diligence and compliance, and are subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting and disclosure controls also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented, detected or reported on a timely basis by internal control over financial reporting or disclosure controls. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards for these processes that will reduce, although may not eliminate, these risks.

Management has concluded that our internal control over financial reporting and our disclosure controls and procedures were effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by BDO Seidman, LLP, our independent registered public accounting firm, as stated in their report which is included herein at page F-2 of our Financial Statements.

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements, to other members of our senior management, and to the Audit Committee of the Board of Directors. As previously reported, the material weaknesses in our internal control over financial reporting, which were discussed above, had also led our management to conclude that as of December 31, 2004, the Company’s disclosure controls and procedures were not effective in order to ensure that certain financial information related to these matters were recorded, processed, summarized and reported in the Company’s filings with the SEC under the Securities Exchange Act of 1934 within the required time periods. However, management believes that the Company’s aforementioned remedial efforts in internal control over financial reporting for the revenue and closing cycles corrected the resultant weaknesses in its disclosure controls and procedures. Accordingly, as of December 31, 2005, under the supervision and with the participation of the Company’s management, including our CEO and CFO, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s management, including our CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding QuadraMed’s directors appears under “Election of Directors” in our Proxy Statement for the 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”). That portion of the 2006 Proxy Statement is incorporated by reference into this report. Information regarding QuadraMed’s executive officers appears in Item 4A. Executive Officers of the Registrant of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement. That portion of the 2006 Proxy Statement is incorporated by reference into this report.

Code of Ethics

Information about our Code of Ethics for Principal Executive Officers and Senior Financial Officers appears under “Code of Ethics” in the 2006 Proxy Statement. That portion of the 2006 Proxy Statement is incorporated by reference into this report.

Item 11. Executive Compensation

Information about compensation of QuadraMed’s named executive officers appears under “Executive Compensation” in the 2006 Proxy Statement. Information about compensation of QuadraMed’s directors appears under “Director Compensation” in the 2006 Proxy Statement. Those portions of the 2006 Proxy Statement are incorporated by reference into this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information about securities authorized for issuance under equity compensation plans is discussed in this report under “Securities Authorized for Issuance under Equity Compensation Plans” in Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K.

Information about security ownership of certain beneficial owners and management appears under “Security Ownership of Beneficial Owners and Management” in the 2006 Proxy Statement. That portion of the 2006 Proxy Statement is incorporated by reference into this report.

Item 13. Certain Relationships and Related Transactions

Information about certain relationships and related transactions appears under “Certain Relationships and Related Transactions” in the 2006 Proxy Statement. That portion of the 2006 Proxy Statement is incorporated by reference into this report.

Item 14. Principal Accountant Fees and Services

Information regarding audit fees and all other fees, in addition to the Audit Committee’s pre-approval policies and procedures appears under “Fees of Independent Registered Public Accounting Firm” in the 2006 Proxy Statement. That portion of the 2006 Proxy Statement is incorporated by reference into this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

1.	Financial Statements. Reference is made to the consolidated financial statements and notes incorporated herein begin on page F-1.

2.	Financial Statement Schedule. Reference is made to Schedule II—Valuation and Qualifying Accounts on page S-1.

3.	Exhibits. Reference is made to the Exhibit List of this Annual Report on Form 10-K.

(b)	Reports filed on Form 8-K during the last quarter of the year covered by this Annual Report on Form 10-K:

1.	Form 8-K, dated October 17, 2005, regarding the commencement of Keith B. Hagen’s tenure as the Company’s Chief Executive Officer and his appointment to the Company’s Board of Directors, the departure of Directors F. Scott Gross, William K. Jurika and Cornelius T. Ryan, and amendment of the Company’s Bylaws to eliminate the requirement that the Chairman of the Company’s Board of Directors be an officer of the Company.

2.	Form 8-K, dated October 31, 2005, reporting the results of the Company’s annual meeting, including the shareholder approval of an amendment to the Certificate of Designation for the Company’s Series A Preferred Stock.

3.	Form 8-K, dated November 15, 2005, press release on November 9, 2005, announcing earnings and other financial results for the Company’s third fiscal quarter ended September 30, 2005.

4.	Form 8-K, dated November 17, 2005, attaching a transcript from the investor conference call held on November 9, 2005 regarding the Company’s earnings and other financial results for the third quarter ended September 30, 2005.

5.	Form 8-K, dated November 28, 2005, announcing the appointment of Steven V. Russell as the Company’s Senior Vice President of Corporate Development, effective November 21, 2005, and the entry into definitive agreements in connection with his appointment.

The exhibits listed on the accompanying Exhibit Index or incorporated by reference are filed as part of this Annual Report on Form 10-K.

QuadraMed, Affinity, Quantim, Tempus, pcMAR, MPIspy, SmartMerge, TempusOne, TempusXpress, nCoder+, WinCoder+, MEDREC Millennium, COPE, Intelligent Care Sets, WinPFS, LinkSearch, SmartScan and SmartID, among others, are trademarks or registered trademarks of QuadraMed Corporation or its subsidiaries in the United States and other countries. All other brands, products, or service names are or may be trademarks or service marks of, and are used to identify, products or services of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRAMED CORPORATION

Date: March 16, 2006	By:	/s/ KEITH B. HAGEN
Keith B. Hagen Chief Executive Officer

Date: March 16, 2006	By:	/s/ DAVID L. PIAZZA
David L. Piazza Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ KEITH B. HAGEN Keith B. Hagen	Chief Executive Officer, Director (Principal Executive Officer)	March 16, 2006

/s/ DAVID L. PIAZZA David L. Piazza	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ ROBERT L. PEVENSTEIN* Robert L. Pevenstein	Chairman of the Board	March 16, 2006

/s/ LAWRENCE P. ENGLISH* Lawrence P. English	Director	March 16, 2006

/s/ ROBERT W. MILLER* Robert W. Miller	Director	March 16, 2006

/s/ JAMES E. PEEBLES* James E. Peebles	Director	March 16, 2006

*By:	/s/ KEITH B. HAGEN Keith B. Hagen	Attorney-in-Fact	March 16, 2006

EXHIBIT INDEX

Certain of the following exhibits have been previously filed with the SEC and are incorporated herein by reference from the document described in parentheses. Certain others are filed herewith.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of June 30, 2004, by and among QuadraMed Corporation, Sawgrass, LLC, Tempus Software, Inc. and each of the shareholders of Tempus Software, Inc. (Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on July 15, 2004.)

3.1	Third Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.5 to our Annual Report Amended on Form 10-Q/A, as filed with the SEC on August 24, 1998.)

3.2	Amendment to the Third Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.3 to our Registration Statement on Form S-1, No. 333-112040, as filed January 21, 2004.)

3.3	Amended and Restated Bylaws of QuadraMed. (Exhibit 3.1 to our Current Form on Form 8-K, as filed with the SEC on October 17, 2005.)

4.1	Certificate of Amendment Amending and Restating the Certificate of Designation, Powers, Preferences and Rights of the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on October 31, 2005)

4.2	Form of Common Stock certificate. (Exhibit 4.2 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

4.3	Warrant Agreement, including Form of Warrant, dated as of April 17, 2003, by and between QuadraMed Corporation and The Bank of New York, as warrant agent. (Exhibit 4.3 to our Current Report on Form 8-K, as filed with the SEC on April 30, 2003.)

4.4	Registration Rights Agreement, dated as of April 17, 2003, among QuadraMed, the investors listed on the signature pages thereto, and Philadelphia Brokerage Corporation. (Exhibit 4.5 to our Current Report on Form 8-K, as filed with the SEC on April 30, 2003.)

4.5	Registration Rights Agreement dated as of June 15, 2004, by and between QuadraMed and the investors identified on the signature pages thereto. (Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on June 17, 2004.)

4.6	Registration Rights Agreement dated as of June 30, 2004, by and between QuadraMed and the shareholders identified on the signature pages thereto. (Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on July 30, 2004.)

4.7	Form of Preferred Stock certificate for the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 4.17 to our Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25, 2004.)

10.1	Summary Plan Description, QuadraMed Corporation 401(k) Plan. (Exhibit 10.3 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.2	1996 Stock Incentive Plan of QuadraMed. (Exhibit 10.1 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

Exhibit Number	Exhibit Description
10.3	1999 Supplemental Stock Option Plan of QuadraMed. (Exhibit 10.5 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2000, as amended by May 1, 2000.)

10.4	2002 Employee Stock Purchase Plan of QuadraMed. (Exhibit 99.1 to our Registration Statement on Form S-8, No. 333-87426, as filed with the SEC on May 2, 2002, as amended by Exhibit C to our Schedule 14A, as filed with the SEC on April 6, 2004.)

10.5	2004 Stock Compensation Plan of QuadraMed. (Exhibit 4.36 to our Registration Statement on Form S-8, No. 333-118581, as filed with the SEC on August 26, 2004.)

10.6**	Form of Indemnification Agreement between QuadraMed and its directors and executive officers.

10.7	Separation Agreement dated June 12, 2000, between James D. Durham and QuadraMed. (Exhibit 10.64 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the SEC on August 14, 2000.)

10.8	Separation Agreement dated January 5, 2005, between Michael S. Wilstead and QuadraMed. (Exhibit 10.15 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 9, 2005.)

10.9	Separation Agreement dated as of August 17, 2005, between John C. Wright and QuadraMed. (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on August 26, 2005.)

10.10	Separation Agreement dated September 23, 2005, between Dean Souleles and QuadraMed. (Exhibit 99.6 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

10.11	Employment Agreement dated June 12, 2000, between Lawrence P. English and QuadraMed. (Exhibit 10.66 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

10.12	Amendment of Employment Agreement dated September 20, 2001, between Lawrence P. English and QuadraMed. (Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.13	Stock Issuance Agreement dated December 30, 2003, by and between Lawrence P. English and QuadraMed Corporation. (Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

10.14	Transition Agreement dated September 27, 2005, between Lawrence P. English and QuadraMed. (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

10.15**	Employment Agreement dated August 1, 2005, between James R. Klein and QuadraMed Corporation.

10.16	Inducement Stock Agreement dated as of August 1, 2005, between James R. Klein and QuadraMed Corporation. (Exhibit 99.3 to our Current Report on Form 8-K, as filed with the SEC on August 15, 2005.)

10.17	Restricted Stock Agreement dated as of August 1, 2005, between James R. Klein and QuadraMed Corporation. (Exhibit 99.4 to our Current Report on Form 8-K, as filed with the SEC on August 15, 2005.)

10.18	Employment Agreement dated as of August 10, 2005, between David L. Piazza and QuadraMed Corporation. (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on September 1, 2005.)

10.19	Severance Agreement dated as of August 22, 2005, between James Milligan and QuadraMed. (Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on August 26, 2005.)

Exhibit Number	Exhibit Description
10.20	Employment Agreement dated as of October 17, 2005, between Keith B. Hagen and QuadraMed Corporation. (Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

10.21	Inducement Stock Agreement dated as of October 17, 2005, between Keith B. Hagen and QuadraMed Corporation. (Exhibit 99.3 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

10.22	Restricted Stock Agreement dated as of October 17, 2005, between Keith B. Hagen and QuadraMed Corporation. (Exhibit 99.4 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

10.23	Proprietary Information and Non-Competition Agreement dated September 26, 2005, between Keith B. Hagen and QuadraMed Corporation. (Exhibit 99.5 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

10.24	Employment Agreement dated as of November 21, 2005, between Steven V. Russell and QuadraMed Corporation. (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on November 28, 2005.)

10.25	Inducement Stock Option Agreement dated as of November 21, 2005, between Steven V. Russell and QuadraMed Corporation. (Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on November 28, 2005.)

10.26	Proprietary Information and Non-Competition Agreement dated as of November 21, 2005, between Steven V. Russell and QuadraMed Corporation. (Exhibit 99.3 to our Current Report on Form 8-K, as filed with the SEC on November 28, 2005.)

10.27	Settlement Agreement dated July 6, 2005, between James D. Durham and QuadraMed Corporation. (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on July 8, 2005.)

10.28	Negotiable Promissory Note dated July 6, 2005, between James D. Durham and QuadraMed Corporation. (Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on July 8, 2005.)

10.29	Security Agreement dated July 6, 2005, between James D. Durham and QuadraMed Corporation. (Exhibit 99.3 to our Current Report on Form 8-K, as filed with the SEC on July 8, 2005.)

10.30	Lease dated November 19, 1998 for facilities located at 22 Pelican Way, San Rafael, California. (Exhibit 1.7 to our Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC on March 30, 2000.)

10.31	Lease dated November 26, 2001 for facilities located at 1050 Los Vallecitos Boulevard, San Marcos, California. (Exhibit 10.18 to our Registration Statement on Form S-1, No. 333-112040, as filed January 21, 2004.)

10.32	Lease dated September 15, 2001 for facilities located at 12110 Sunset Hills Road, Reston, Virginia. (Exhibit 10.19 to our Registration Statement on Form S-1, No. 333-112040, as filed January 21, 2004.)

10.33	Value Added Remarketing Agreement dated September 26, 1989, by and between InterSystems Corporation and the Compucare Company. (Exhibit 10.28 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25. 2004.)

10.34	Amendment to VAR Agreement between QuadraMed Affinity Corporation and InterSystems Corporation. (Exhibit 10.29 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25. 2004.)

Exhibit Number		Exhibit Description
14.1		QuadraMed Corporation Code of Ethics for Principal Executive Officers and Senior Financial Officers. (Exhibit 14.1 to our Current Report on Form 8-K, as filed with the SEC on March 15, 2006.)

21.1	**	QuadraMed Corporation subsidiaries.

23.1	**	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

24.1	**	Power of Attorney.

31.1	**	Section 302 Certification—CEO

31.2	**	Section 302 Certification—CFO

32.1	**	Section 906 Certification—CEO

32.2	**	Section 906 Certification—CFO

**	Filed herewith

QUADRAMED CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

QuadraMed Corporation

Reston, Virginia

We have audited the accompanying consolidated balance sheets of QuadraMed Corporation as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the schedule listed in the accompanying index at Item 15.(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QuadraMed Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of QuadraMed Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

Bethesda, Maryland

March 13, 2006

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

Board of Directors and Stockholders

QuadraMed Corporation

Reston, Virginia

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that QuadraMed Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). QuadraMed Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that QuadraMed Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in COSO. Also in our opinion, QuadraMed Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of QuadraMed Corporation as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive loss, and cash flows and our report dated March 13, 2006 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Bethesda, Maryland

March 13, 2006

QUADRAMED CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$33,042	$22,429
Accounts receivable, net of allowance for doubtful accounts of $3,977 and $3,303, respectively	27,089	25,550
Unbilled receivables	3,387	6,603
Notes and other receivables, net of allowance for doubtful accounts of $715 and $0, respectively	50	832
Prepaid expenses and other current assets	11,913	8,001

Total current assets	75,481	63,415

Restricted cash	2,391	3,889
Property and equipment, net of accumulated depreciation and amortization of $19,052 and $20,656, respectively	3,737	5,129
Capitalized software development costs, net of accumulated amortization of $12,562 and $12,038, respectively	481	1,427
Goodwill	25,983	25,983
Other intangible assets, net of accumulated amortization of $23,343 and and $18,035, respectively	7,143	12,451
Other long-term assets	4,680	7,116

Total assets	$119,896	$119,410

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,551	$4,501
Accrued payroll and related	7,422	7,637
Other accrued liabilities	10,149	8,549
Dividends payable	9,054	13,780
Deferred revenue	52,169	44,040

Total current liabilities	82,345	78,507

Accrued exit cost of facility closing	3,613	2,898
Other long-term liabilities	2,746	5,366

Total liabilities	88,704	86,771

Stockholders’ equity
Preferred stock, $0.01 par, 5,000 shares authorized, 4,000 shares issued and outstanding, respectively	88,231	83,412
Common stock, $0.01 par, 150,000 shares authorized, 41,245 and 40,043 shares issued and outstanding, including 457 and 200 shares of treasury stock, respectively	417	402
Shares held in treasury	(5)	(2)
Additional paid-in-capital	303,379	301,231
Deferred compensation	(1,055)	(1,870)
Accumulated other comprehensive loss	(89)	(124)
Accumulated deficit	(359,686)	(350,410)

Total stockholders’ equity	31,192	32,639

Total liabilities and stockholders’ equity	$119,896	$119,410

The accompanying notes are an integral part of these consolidated financial statements.

QUADRAMED CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2005	2004	2003
Revenue
Services	$13,135	$10,446	$9,617
Maintenance	54,453	48,713	41,354
Installation and other	11,060	12,469	13,400

Services and other	78,648	71,628	64,371
Licenses	41,067	45,036	46,790
Hardware	2,598	8,140	4,794

Total revenue	122,313	124,804	115,955

Cost of revenue
Cost of services and other revenue	29,510	30,252	33,003

Royalties and other	9,779	9,977	5,775
Amortization of acquired technology and capitalized software	4,014	4,138	2,881

Cost of license revenue	13,793	14,115	8,656
Cost of hardware revenue	2,341	6,062	3,273

Total cost of revenue	45,644	50,429	44,932

Gross margin	76,669	74,375	71,023

Operating expense
General and administration	26,874	29,707	34,643
Software development	30,476	28,056	23,798
Sales and marketing	14,730	24,105	20,955
Amortization of intangible assets and depreciation	4,904	4,495	4,525
Exit costs of facility closing	1,066	4,190	—

Total operating expenses	78,050	90,553	83,921

Loss from operations	(1,381)	(16,178)	(12,898)

Other income (expense)
Interest expense, includes non-cash charges of $565, $1,571 and $2,771, respectively	(607)	(4,814)	(7,704)
Interest income	749	481	514
Other income (expense), net	13	400	993
Loss on retirement of debt	—	(14,871)	—

Other income (expense)	155	(18,804)	(6,197)

Loss from continuing operations before income taxes	$(1,226)	$(34,982)	$(19,095)
Benefit (provision) for income taxes	(277)	175	48

Loss from continuing operations	(1,503)	(34,807)	(19,047)

Loss from discontinued operations (net of income taxes)	—	(3,690)	(4,896)
Loss on discontinued operations (net of income taxes)	(2,435)	(3,332)	—

Net loss	$(3,938)	$(41,829)	$(23,943)
Preferred stock accretion	(4,796)	(2,465)	—

Net loss attributable to common shareholders	$(8,734)	$(44,294)	$(23,943)

Loss per share-basic and diluted
Continuing operations	(0.15)	(1.04)	(0.70)
Discontinued operations	(0.06)	(0.19)	(0.17)

Net loss	$(0.21)	$(1.23)	$(0.87)

Weighted average shares outstanding
Basic and diluted	40,658	35,982	27,405

The accompanying notes are an integral part of these consolidated financial statements.

QUADRAMED CORPORATION

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands)

	Preferred Stock		Common Shares		Treasury Shares		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity	Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2002	—	—	27,165	$207	(200)	$(2)	$275,631	$(588)	$(310)	$(282,173)	(7,235)	$(14,204)
Issuance of restricted shares and common stock	—	—	1,188	12	—	—	2,788	(2,800)	—	—	—	—
Amortization of restricted shares of common stock	—	—	—	—	—	—	—	502	—	—	502	—
Issuance of common stock warrants in connection with Debt offering	—	—	—	—	—	—	13,209	—	—	—	13,209	—
Issuance of common stock upon option and warrant exercises and/or through ESP Plan	—	—	518	5	—	—	334	—	—	—	339	—
Unrecognized pension costs	—	—	—	—	—	—	—	—	325	—	325	325
Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(80)	—	(80)	(80)
Net loss	—	—	—	—	—	—	—	—	—	(23,943)	(23,943)	(23,943)

December 31, 2003	—	—	28,871	224	(200)	$(2)	291,962	(2,886)	(65)	(306,116)	(16,883)	(23,698)
Issuance of preferred stock	4,000	80,947	—	—	—	—	—	—	—	—	80,947	—
Issuance of common stock	—	—	794	7	—	—	1,702	—	—	—	1,709	—
Issuance of common stock upon exercise of options	—	—	—	65	—	—	(65)	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	8,019	80	—	—	—	—	—	—	80	—
Issuance of common stock for acquisition	—	—	2,559	26	—	—	7,632	—	—	—	7,658	—
Accretion of preferred stock	—	2,465	—	—	—	—	—	—	—	(2,465)	—	(2,465)
Amortization of deferred compensation	—	—	—	—	—	—	—	1,016	—	—	1,016	—
Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(49)	—	(49)	(49)
Foreign currency translation	—	—	—	—	—	—	—	—	(10)	—	(10)	(10)
Net loss	—	—	—	—	—	—	—	—	—	(41,829)	(41,829)	(41,829)

December 31, 2004	4,000	83,412	40,243	402	(200)	$(2)	301,231	(1,870)	(124)	(350,410)	32,639	(44,353)
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	809	8	—	—	1,004	—	—	—	1,012	—
Issuance of restricted shares of common stock	—	—	650	7	—	—	1,147	(1,147)	—	—	7	—
Repurchase of restricted shares of common stock	—	—	—	—	(257)	(3)	(3)	—	—	—	(6)	—
Accretion of preferred stock	—	4,796	—	—	—	—	—	—	—	(4,796)	—	(4,796)
Amortization of deferred compensation	—	—	—	—	—	—	—	1,962	—	—	1,962	—
Dividends declared	—	—	—	—	—	—	—	—	—	(208)	(208)	—
Dividends paid	—	—	—	—	—	—	—	—	—	(334)	(334)	—
Unrecognized pension costs	—	—	—	—	—	—	—	—	69	—	69	69
Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(54)	—	(54)	(54)
Foreign currency translation	—	—	—	—	—	—	—	—	20	—	20	20
Other	—	23	—	—	—	—	—	—	—	—	23	—
Net loss	—	—	—	—	—	—	—	—	—	(3,938)	(3,938)	(3,938)

December 31, 2005	4,000	$88,231	41,702	$417	(457)	(5)	$303,379	$(1,055)	$(89)	$(359,686)	$31,192	$(8,699)

QUADRAMED CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31
	2005	2004	2003
Cash flows from operating activities
Net income (loss) attributable to common shareholders	$(8,734)	$(44,294)	$(23,943)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,918	9,524	8,374
Deferred compensation amortization	1,962	1,016	502
Amortization of dividend and debt discounts	565	1,571	2,771
Provision for bad debts	2,263	3,185	2,567
Loss on discontinued operations	—	3,332	—
Gain on sale of assets	(383)	—	—
Loss on retirement of debt	—	14,871	—
Exit cost associated with facility closings	2,797	4,190	—
Preferred stock accretion	4,796	2,465	—
Other	—	(5)	325
Changes in assets and liabilities:
Accounts receivable	(3,240)	4,057	(1,827)
Prepaid expenses and other	(1,217)	2,626	(5,710)
Accounts payable and accrued liabilities	(1,079)	(5,659)	8,733
Deferred revenue	8,209	(7,227)	9,010

Cash provided by (used in) operating activities	14,857	(10,348)	802

Cash flows from investing activities
Decrease in restricted cash	1,498	1,634	326
Sales of available-for-sale securities, net	(98)	77	2,360
Sales of assets	—	—	4,190
Acquisitions of businesses, net of cash acquired	—	(9,376)	—
Purchases of property and equipment	(1,278)	(4,513)	(3,263)
Termination of trust	3,100	—	—
Settlement with former executive	(3,100)	—	—

Cash provided by (used in) investing activities	122	(12,178)	3,613

Cash flows from financing activities
Issuances of debt and warrants	—	—	71,000
Repayments of debt	—	(88,090)	(62,473)
Proceeds from issuance of preferred stock	—	96,121	—
Proceeds from the sale of assets	431	—	—
Payment of preferred stock dividends	(5,833)	(1,803)	—
Proceeds from issuance of common stock and other	1,036	1,793	339
Other	—	(10)	—

Cash provided by (used in) financing activities	(4,366)	8,011	8,866

Net increase (decrease) in cash and cash equivalents	10,613	(14,515)	13,281

Cash and cash equivalents, beginning of period	22,429	36,944	23,663

Cash and cash equivalents, end of period	$33,042	$22,429	$36,944

Supplemental disclosure of cash flow information
Cash paid for interest	—	3,481	6,672

Cash (refunded) for taxes	—	(175)	(26)

Supplemental disclosure of non-cash investing and financing transactions
Issuance of restricted shares of common stock	1,147	—	2,800

Issuance of debt in lieu of interest payment	—	—	1,294

Issuance of common stock upon acquisition of Tempus	—	7,650	—

The accompanying notes are an integral part of these consolidated financial statements.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

The business mission of QuadraMed Corporation along with our subsidiaries (“QuadraMed” or the “Company”) is to advance the success of healthcare organizations through IT solutions that leverage quality care into positive financial outcomes. QuadraMed’s driving principles include: maintaining long-term client relationships, building a culture of customer care, focusing on innovation as the key to success, and striving to always deliver value. QuadraMed offers innovative, user-friendly software applications and support services designed and developed by the healthcare professionals and software specialists we employ.

In the healthcare market, clinical information and quality measurements are becoming drivers of revenue management. Access management, financial decision support, health information management (“HIM”) processes and systems combined with patient accounting systems are driving revenue management improvements and the movement to new quality-based reimbursement models. As evolving reimbursement scenarios will challenge hospitals to leverage quality of care into appropriate payment, we believe that clients committing to QuadraMed’s “Care-Based Revenue Cycle” solutions will realize improved financial performance. QuadraMed’s goal is to assist our clients in attaining significant improvement in hospital financial success by leveraging quality of care into positive financial outcomes through performance-based IT solutions. We seek to accomplish this by delivering healthcare information technology products and services supporting the healthcare organizations’ efforts to improve the quality of the care they provide and the efficiency with which it is delivered.

Using QuadraMed’s end-to-end solutions which are designed to optimize the patient experience and leverage quality of care into payment, our clients seek to receive the proper reimbursement, in the shortest time, at the lowest administrative cost. Our products are designed to eliminate paper, improve processes, streamline efficiencies and decrease error through the efficient management of patient clinical and financial records, resulting in better patient safety. Healthcare organizations of varying size—from small single entity hospitals to large multi-facility care delivery organizations, acute care hospitals, specialty hospitals, Veterans Health Administration facilities and associated/affiliated businesses such as outpatient clinics, long-term care facilities and rehabilitation hospitals gain value from our solutions. Our products are sold as standalone, bundled or fully integrated software packages.

We do business directly and through our subsidiaries, all of which are wholly owned and operated under common management. In December 2004, we announced the shutdown of the Financial Services Division; operations ceased to exist in February 2005. Accordingly, beginning in 2005, the Company considers itself to be in a single reporting segment, specifically the software segment. The prior year financial results of these operating segments have been reclassified to conform to the current year presentation.

2. QUADRAMED CORPORATION AND BASIS OF PRESENTATION

Principles of Consolidation

These consolidated financial statements, which include the accounts of QuadraMed and all significant business divisions and wholly owned subsidiaries, have been prepared in conformity with (i) generally accepted accounting principles (“GAAP”) in the United States and (ii) the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions between QuadraMed and its subsidiaries are eliminated in consolidation.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates in Preparation of Financial Statements

QuadraMed makes estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenues and expenses. Significant estimates and assumptions have been made regarding revenue recognition, the allowance for doubtful accounts, contingencies, litigation, intangibles resulting from our purchase business combinations and other amounts. QuadraMed bases its estimates and assumptions on historical experience and on various other assumptions which management believes to be reasonable under the circumstances. Uncertainties inherent in these estimates include, among other things, significant estimates within percentage-of-completion accounting. In addition, QuadraMed annually reviews its estimates related to the valuations of intangibles including acquired technology, goodwill, customer lists, trademarks and other intangibles and capitalized software. Actual results may differ materially from these estimates and assumptions.

Reclassifications

Certain reclassifications have been made to prior year balances and categories of revenue and expense to conform them to the current year presentation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition—QuadraMed’s revenue is principally generated from three sources: (i) licensing arrangements, (ii) services and (iii) hardware.

The Company’s license revenue consists of fees for licenses of QuadraMed’s proprietary software, as well as third-party software. Cost of license revenue primarily includes the costs of third-party software, royalties and amortization of acquired technology and capitalized software. The Company’s services revenue consists of maintenance, software installation, customer training and consulting services related to our license revenue. Cost of services consists primarily of salaries, benefits and allocated costs related to providing such services. Hardware revenue includes third-party hardware used by our customers in connection with purchased software. Cost of hardware revenue consists of third-party equipment and installation.

QuadraMed markets its products through its direct sales force. The Company’s license agreements for such products do not provide for a right of return, and historically, product returns have not been significant.

QuadraMed recognizes revenue on its software products in accordance with AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended; SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts; and SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition.

QuadraMed recognizes revenue when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered; we no longer have significant obligations with regard to implementation; the fee is fixed and determinable; and collectibility is probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. The Company considers all arrangements with payment terms extending beyond 180 days to be neither fixed nor determinable. Revenue for arrangements with extended payment terms is recognized when the payments become due, provided all other recognition criteria are satisfied. If collectibility is not considered probable, revenue is recognized when the fee is collected.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

QuadraMed allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, QuadraMed determines the fair value of the maintenance portion of the arrangement based on the price if sold separately and measured by the renewal rate offered to the customer. The professional services portion of the arrangement is based on hourly rates which QuadraMed charges for these services when sold separately from software. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The proportion of revenue recognized upon delivery varies from quarter-to-quarter depending upon the mix of licensing arrangements, perpetual or term-based, and the determination of vendor-specific objective evidence (“VSOE”) of fair value for undelivered elements. Many of our licensing arrangements include fixed implementation fees and do not allow us to recognize license revenue until these services have been performed. We recognize revenue only after establishing that we have VSOE for all undelivered elements.

Certain of the licenses are term or time-based licenses. QuadraMed recognizes revenue from these contracts ratably over the term of the arrangement.

Contract accounting is applied where services include significant software modification, installation or customization. In such instances, the services and license fees are accounted for in accordance with SOP 81-1, whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and judgment related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting can affect the amounts of revenue and related expenses reported in its consolidated financial statements.

Service revenues from software maintenance and support are recognized ratably over the maintenance term, which in most cases is one year. Service revenues from training, consulting and other service elements are recognized as the services are performed.

Hardware revenue is generated primarily from transactions in which customers purchased bundled solutions that included the Company’s software and third-party hardware. If the bundled solution includes services that provide significant modification, installation or customization, contract accounting is applied in accordance with SOP 81-1, whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. Otherwise, hardware revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is reasonably assured.

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. This generally results from deferred maintenance, software installation, consulting and training services not yet rendered; license revenue is deferred until all revenue requirements have been met or as services are performed. Additionally, there are term-based licenses for which revenues are recognized over the term of the contract, which is generally one year. Unbilled receivables are established when revenue is deemed to be recognized based on QuadraMed’s revenue recognition policy, but for which the Company does not have the right to bill the customer per the contract terms.

Cash and Cash Equivalents—Cash and cash equivalents consist of highly liquid investments that are comprised principally of taxable, short-term certificates of deposit, money market instruments and commercial paper with original maturities of three months or less at the time of purchase, and demand deposits with financial

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

institutions. These instruments carry insignificant interest rate risk because of their short-term maturities. Cash equivalents are stated at amounts that approximate fair value based on quoted market prices.

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

Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable consist primarily of amounts due to QuadraMed from its normal business activities. QuadraMed provides an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific identified risks.

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

As of January 1, 2005 and 2006, QuadraMed reviewed the goodwill for impairment and determined that the fair values of the analyzed reporting units exceeded the carrying values of the net assets. Accordingly, no indicators of impairment existed.

During 2004, QuadraMed acquired all of the assets of Détente Systems Pty Limited and all of the outstanding shares of Tempus Software, Inc. and recorded goodwill of $0.7 million and $6.9 million, respectively. During 2002, QuadraMed acquired all of the outstanding shares of Pharmacy Data Systems, Inc. and the assets of Cascade Health Information Software, Inc. and recorded goodwill of $7.9 million and $0.9 million, respectively. There were no changes in the carrying amount of goodwill during 2005.

Capitalized Software—Software development costs are capitalized upon the establishment of technological feasibility, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Upon the general release of the product to customers, development costs for that product are amortized over the greater of the ratio that current revenues bear to total and anticipated future revenues for the applicable product, or the straight-line method, generally five years. These amounts are charged to cost of licenses. No software development costs were capitalized in 2005 or 2004.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets—Other intangible assets primarily relate to customer lists, acquired technology including developed and core technology and tradenames, and other intangible assets acquired in QuadraMed’s purchase business combinations. On an annual basis, QuadraMed reviews its intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets in accordance with the provisions of SFAS No. 144. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their net realizable values. Amortization of other intangible assets is computed on the basis of a 3-5 year life. See Note 9—Other Intangible Assets for additional information.

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

Stock Based Compensation—SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. QuadraMed has chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of QuadraMed’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

QuadraMed has determined pro-forma information regarding net income and earnings per share as if it had accounted for employee stock options under the fair value method as required by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Please see Note 15—Stock-based Compensation.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS No. 123(R), which is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. Effective January 1, 2006, we have adopted SFAS No. 123(R)’s fair value method of accounting for share based payments. The adoption of SFAS No. 123(R)’s fair value method may have a significant impact on our results of operations. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosures included in Note 15—Stock-based Compensation. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow rather than as an operating cash flow as required under current literature, this has not been material.

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conversion of the subordinated debentures (using the as-converted method). Common equivalent shares are excluded from the diluted computation if their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands):

	Year ended December 31,
	2005	2004	2003
Numerator:
Net loss attributable to common shareholders	$(8,734)	$(44,294)	$(23,943)

Denominator:
Weighted average number of common shares outstanding basic and diluted	40,658	35,982	27,405

Basic and diluted net loss per common share	$(0.21)	$(1.23)	$(0.87)

As QuadraMed recorded net losses for each of the years ended December 31, 2005, 2004 and 2003, no common equivalent shares were included in diluted net loss per share calculation because they were anti-dilutive. If QuadraMed had reported net income, the calculation of diluted earnings per share would have included the following common stock equivalent shares from the indicated equity instruments (in thousands):

	Year ended December 31,
	2005	2004	2003
Equity instruments:
Convertible preferred stock	32,258	29,412	—
Warrants	3,284	3,273	7,978
Stock options	577	1,740	753

Total common stock equivalent shares	36,119	34,425	8,731

Comprehensive Loss—The components of QuadraMed’s comprehensive loss include the unrealized gain (loss) on available-for-sale securities and foreign currency translation adjustment. The following table sets forth the computation of comprehensive loss (in thousands):

	Year ended December 31,
	2005	2004	2003
Net loss attributable to common shareholders	$(8,734)	$(44,294)	$(23,943)
Unrealized pension cost	69	—	325
Unrealized loss	(54)	(49)	(80)
Foreign currency translation adjustment	20	(10)	—

Comprehensive loss	$(8,699)	$(44,353)	$(23,698)

Translation of Foreign Financial Statements—The functional currency of the Company’s foreign subsidiaries is their local currency, the Australian dollar and the British Pound Sterling. Accordingly, assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect on the balance sheet date. Income and expense items are translated at average rates for the period. Translation adjustments are recorded as a component of other comprehensive income. Foreign currency transaction gains (losses) recorded in operating expenses were approximately $22,000 for 2005 and $(10,000) for 2004. There were no foreign currency transaction gains or losses recorded in 2003.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Standards—In March 2004, the FASB issued a proposed statement, Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. See “Stock-Based Compensation” section above. We have adopted SFAS No. 123(R) for our fiscal year beginning January 1, 2006. See NOTE 15—STOCK BASED COMPENSATION.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 became effective for fiscal years ending after December 15, 2005. We do not believe that the adoption of FIN 47 has had a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS No. 154 has had a material impact on our financial statements.

4. ACQUISITIONS

Tempus Software, Inc.

On June 30, 2004, QuadraMed acquired all of the issued and outstanding capital stock of Tempus Software, Inc. (“Tempus”), a Florida corporation located in Jacksonville, Florida. Tempus is a leading provider of enterprise scheduling and patient access software.

This acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combination, and the balance sheet of Tempus has been included in the Company’s consolidated balance sheet effective June 30, 2004. The purchase price consisted of $6.1 million in cash and approximately 2.6 million shares of QuadraMed common stock, as well as approximately $0.2 million of transaction and direct acquisition costs. On the closing date of the acquisition, $0.6 million in cash and approximately 260,000 shares were deposited into an escrow account. The assets in escrow were released on October 5, 2005 in accordance with the terms of the definitive acquisition agreements.

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

The Company considered various factors, including the use of appraisals, in determining the allocation of the purchase price to the assets acquired and liabilities assumed and in the fourth quarter of 2004, adjusted the previously reported allocation of purchase price to reflect management’s final determination.

Intangible assets are being amortized on a straight-line basis over three years. Amortization of developed technology, customer lists and non-competition agreements for the period from acquisition to December 31, 2004 was $0.7 million, $0.2 million and $0.1 million, respectively.

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

The worldwide rights to the intellectual property owned by the Trust (including the rights to use, apply, license or develop the intellectual property in Australia) were transferred to QuadraMed Affinity Corporation on March 31, 2005, the unit holder of the Trust. The remaining assets of the Trust, including the intellectual property rights for Australia, were transferred to QuadraMed International Pty Limited (f/k/a Détente Systems Pty Limited) on June 30, 2005. Final Trust liquidation is expected to be completed in 2006.

This acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combination, and the results of operations of Détente have been included in the Company’s consolidated statements of operations effective February 2004. The net purchase price was approximately $4.2 million in cash, which included approximately $0.6 million of transaction and direct acquisition costs. Approximately $2.6 million was paid on the closing date of the acquisition, and the balance was deposited into an escrow account to be payable upon the satisfactory performance of certain technology and performance goals relating to the acquired Détente technology, which was completed and released in the first quarter of 2005.

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

Intangible assets are being amortized on a straight-line basis over three years. Amortization of developed technology, customer lists and non-competition agreements for the period from acquisition to December 31, 2004 was $1.2 million, $16,000 and $43,000, respectively.

Détente’s total revenue for the fiscal year ended June 30, 2003 was approximately $3.2 million. The Company has determined that the acquisition of Détente is not material and that pro forma disclosure of its financial statements is not required under SFAS No. 141.

5. DISCONTINUED OPERATION—FINANCIAL SERVICES DIVISION AND EXIT COST OF FACILITY CLOSING

Due to increasing operating losses in our Financial Services Division (“FSD”), and the lack of a qualified buyer for the business, we announced the shutdown of this division on December 15, 2004. The shutdown of this division was completed on February 14, 2005.

During the year ended December 31, 2004, we recorded a loss on discontinued operations of $3.2 million primarily related to the write-down of assets of FSD upon the announcement of the business closing. We also reported a $3.6 million loss from discontinued operations resulting from the operating losses incurred by FSD during 2004. In the first quarter of 2005, we recorded an additional $1.7 million loss from discontinued operations in connection with the closing of FSD in February. This loss included, among other things, severance costs and a $1.0 million charge related to the future lease obligations of the FSD’s office in San Marcos, California. In the third quarter of 2005, we recorded an additional charge of approximately $0.8 million in connection with the lease obligation. The lease for this facility terminates in May 2008. Our annual expense under the lease is approximately $0.8 million. We have estimated the facility closing costs based upon current market information available related to potential sublease rental income, sublease commission costs and the length of time expected to secure a sublease. We continue to actively seek a qualified subtenant for the property, but to date have not been successful.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations for the Financial Services Division as discussed above, are presented in the table below

	Year ended December 31,
	2005	2004	2003
Revenues	$223	$5,652	$9,150

Loss from operations	(704)	(3,690)	(4,896)
Loss on closing	—	(3,332)	—
Exit cost of facility closing	(1,849)	—	—
Other	118	—	—

Total loss	$(2,435)	$(7,022)	$(4,896)

During the fourth quarter of 2004, we vacated and closed our San Rafael, California facility as a result of the relocation of our headquarters to Reston, Virginia. The San Rafael lease payments total approximately $6.5 million for each of the years 2005 through 2009, including the Company’s share of common costs. Of this amount, minimum rent payments of $3.8 million remain as of December 31, 2005. The Company estimated its liability under its operating lease agreement, such estimate being reduced by the estimated sublease rental income. The present value of the estimated liability was approximately $4.0 million and was recorded in the fourth quarter of 2004 as an accrued exit cost of facility closing. In the third quarter of 2005, we reevaluated this estimate and determined that an additional $1.1 million charge should be recorded as an accrued exit cost. The lease for this facility terminates in December 2009. We continue to actively seek a qualified subtenant for the property, but to date have not been successful.

The following table sets forth a summary of the exit cost charges and accrued exit costs for both the San Marcos, California and San Rafael, California facilities as of December 31, 2005 and 2004 (in thousands):

	December 31,
	2005	2004
Exit Costs for the San Rafael Facility:
Accrued exit cost of facility closing, beginning of year	$4,048	$—
Exit cost of facility closing, December 2004	—	4,048
Exit costs of facility closing, September 2005	1,066
Payments made in 2005	(897)

Accrued exit cost of facility closing, end of year	$4,217	$4,048

Exit Costs for the San Marcus Facility:
Accrued exit cost of facility closing, beginning of year	$—	$—
Exit cost for facility closing, February 2005	1,032	—
Exit cost for facility closing, September 2005	817
Payments made in 2005	(574)

Accrued exit cost of facility closing, end of year	$1,275	$—

Summary:
Total accrued exit costs	$5,492	$4,048
Add: Write off of leasehold improvements upon facility closing	—	142

Total exit cost charges and accrued exit costs	$5,492	$4,190

Accrued Exit Costs Liability:
Short-term	$1,879	$1,150
Long-term	3,613	2,898

Total	$5,492	$4,048

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. CASH AND INVESTMENTS

Restricted Cash—Restricted cash reflects amounts to be restricted greater than 12 months and accordingly is included in non-current assets. Restricted cash consists of the following (in thousands):

	Year ended December 31,
	2005	2004
Lease agreements security	$375	$383
Contract performance security	2,000	3,620

	$2,375	$4,003
Less: Imprest cash balance	16	(114)

	$2,391	$3,889

Stand-by Letters of Credit—As of December 31, 2004, QuadraMed had $4.0 million in stand-by letters of credit under bank financing agreements, of which $2.4 million remains outstanding as of December 31, 2005. During 2005, a $2.6 million letter of credit for security performance under a customer contract was relieved in favor of a $1.0 million letter of credit. QuadraMed pays up to 2.0% in annual fees to renew its existing stand-by letters of credit and secures all of the stand-by letters of credit with certificates of deposit totaling $2.4 million and $4.0 million at December 31, 2005 and 2004, respectively. These letters of credit are recorded in the Consolidated Balance Sheets as restricted cash.

Marketable Investments in Other Companies—From 1997 to 1999, QuadraMed purchased 599,425 shares at a cost of $4.7 million in VantageMed Corporation (“VantageMed”), a company that develops and sells software to physician groups. During 2002, 2001 and 2000, QuadraMed recorded other-than-temporary impairment charges of $551,000, $86,000 and $4.1 million, respectively, to reflect permanent reductions in the fair value of this investment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2005 and 2004, the carrying value of the VantageMed investment was zero.

Variable Life Insurance Policies—QuadraMed has an investment interest in two variable life insurance policies. Each of the variable life insurance policies provides for the investment of the cash value portion into various sub-accounts that are similar in nature to mutual funds. The policies are issued pursuant to split-dollar agreements with former executives. Trusts have been established for their benefit and make the investment decisions on these policies. QuadraMed is entitled to reimbursement for all annual premiums paid from 1998 to 2002 under the split-dollar life insurance policies. As of December 31, 2005 and 2004 the carrying value of the asset was $2.8 million. This amount is included in other long-term assets on the accompanying Consolidated Balance Sheets.

During 2004 and part of 2005, QuadraMed owned, and contributed to, a grantor, or “rabbi,” trust established to make contributions to satisfy its obligations under a Supplemental Executive Retirement Plan (SERP) and two other subsequently terminated benefit plans. QuadraMed made the investment decisions on this policy. The performance of the variable life insurance policy for cash value and premium amounts varied depending on the performance of the selected underlying sub-accounts. Pursuant to FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance, QuadraMed reported the amount that could be realized under the insurance contract as an asset valued as of the balance sheet date and treated the change in value during the reported period as an adjustment of premiums paid in determining the expense or income to be recognized. The cash surrender value of the policy as of December 31, 2004 was $2.6 million, and was included in other long-term assets in the accompanying Consolidated Balance Sheets. On July 6, 2005, the Company settled its litigation with Mr. James Durham, its former Chief Executive Officer. Under the terms of the Settlement Agreement and General Release

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

between the parties (“Settlement Agreement”), the Company made an immediate cash payment of approximately $3.6 million and issued a Negotiable Promissory Note (the “Note”) to Mr. Durham in the principal amount of $1.4 million with an interest rate of 5.12% per annum. The immediate cash payment was funded principally by the liquidation of certain assets, including the “rabbi” trust which was earmarked for such purpose.

7. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net, consisted of the following (in thousands):

	December 31,
	2005	2004
Computer equipment	$10,605	$12,876
Office furnishings and equipment	5,205	5,362
Purchased software	6,413	6,755
Leasehold improvements	568	792
Construction in progress	(2)	—

Total cost	22,789	25,785
Less: Accumulated depreciation and amortization	(19,052)	(20,656)

Net book value	$3,737	$5,129

Depreciation expense was $2.7 million, $2.5 million and $2.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

8. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized Software Development Costs—For each of the years ended December 31, 2005, 2004 and 2003, QuadraMed has not capitalized any of its software development costs. Operating costs for research activities prior to the establishment of technological feasibility, and for product upgrades and other activities to improve product performance or to respond to updated regulations and business requirements are charged to software development expense as incurred. Such expenditures, which, as discussed above, included zero capitalized amounts, were $30.5 million, $28.1 million and $23.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Software development costs capitalized in years prior to 2003 are amortized and being charged to cost of license in the amounts of $0.9 million, $1.8 million and $2.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

9. OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following items as of the dates indicated (in thousands):

	December 31, 2005			December 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$12,049	$(9,418)	$2,631	$12,049	$(7,915)	$4,134
Acquired technology	14,753	(10,950)	3,803	14,753	(7,883)	6,870
Tradenames and other	3,684	(2,975)	709	3,684	(2,237)	1,447

Total	$30,486	$(23,343)	$7,143	$30,486	$(18,035)	$12,451

Amortization of other intangible assets totaled $2.2 million, $2.0 million and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization of acquired technology was included in the cost of license revenue for the years ended December 31, 2005, 2004 and 2003 and totaled approximately $3.1 million, $2.3 million and $0.4 million, respectively.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated aggregate amortization expense of intangible assets subject to amortization for each of the next five succeeding years, beginning with the year ended December 31, 2006, is expected to be as follows; $4.4 million, $2.1 million, $0, $0 and $0, respectively.

10. LEASE OBLIGATIONS

QuadraMed leases its headquarters and all other facilities and certain equipment under operating leases, some of which contain renewal and purchase options, and a nominal portion of its equipment under capital lease arrangements. Future minimum payments under operating leases with an initial term of more than one year at December 31, 2005 are as follows (in thousands):

Operating Leases
2006	$4,805
2007	4,671
2008	4,262
2009	3,844
2010 and thereafter	4,202

Total minimum lease payments	$21,784

Rent expense was $3.7 million, $5.6 million and $5.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In addition, as previously discussed, we recorded exit costs related to the write-down of the two vacated properties totaling $2.9 million and $4.2 million for the years ended December 31, 2005 and 2004, respectively.

During the fourth quarter of 2004, the Company vacated and closed its San Rafael, California facility as a result of the relocation of our headquarters to Reston, Virginia. The San Rafael lease payments total approximately $4.9 million for years 2006 through 2009, including the Company’s share of common costs. Of this amount, the minimum rent payment of $3.8 million is included in the schedule above. The Company estimated its liability under its operating lease agreement, such estimate being reduced by the estimated sublease rental income. At December 31, 2004, the present value of the estimated liability was approximately $4.2 million and was recorded in the fourth quarter of 2004 as an accrued exit cost of facility closing. In the third quarter of 2005, the exit cost was re-evaluated and an additional $1.1 million was recorded. QuadraMed is actively seeking to sublease the vacant San Rafael, California facility in 2006.

In the first quarter of 2005, the Company closed its Financial Services Division and vacated the facility in San Marcos, California. The San Marcos lease payments total approximately $1.9 million for years 2006 through 2008, including the Company’s share of common costs of this amount the minimum rent payment of $1.6 million is included in the schedule above. The Company estimated its liability under its operating lease agreement, such estimate being reduced by the estimated sublease rental income. The present value of the estimated liability was approximately $1.0 million and was recorded in the first quarter of 2005 as an accrued exit cost of facility closing. In the third quarter of 2005, the exit cost was re-evaluated and an additional $0.8 million was recorded. QuadraMed is actively seeking to sublease the vacant San Marcos, California facility in 2006

Please see Note 5—Discontinued Operation—Financial Services Division and Exit Cost of Facility Closing for additional information.

11. LONG-TERM DEBT

On May 1, 1998, QuadraMed issued convertible subordinated debentures (the “2005 Notes”) through a public offering in the principal amount of $115.0 million, including the underwriters’ over-allotment option. QuadraMed’s net proceeds from the offering were $110.8 million. The 2005 Notes were to mature on May 1,

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005 and bear interest at 5.25% per annum. The 2005 Notes were convertible into common stock at any time prior to redemption or final maturity, initially at the conversion price of $33.25 per share (resulting in an initial conversion ratio of 30.075 shares per $1,000 principal amount). QuadraMed’s closing price on May 1, 1998 was $28.875.

Under the terms of the indenture and related documents, QuadraMed was obligated to redeem the 2005 Notes earlier than the May 1, 2005 maturity date upon defined events of default, including failure to timely repay principal or interest under the 2005 Notes, default under any other borrowing and bankruptcy. Further, QuadraMed was obligated to provide holders of the 2005 Notes with notice and the holders had the individual option to redeem the debentures should QuadraMed (i) cease to be traded on a U.S. national securities exchange or cease to be approved for trading on a U.S. automated over-the-counter securities market or (ii) experience defined changes of control, including a merger in which QuadraMed was not the surviving entity or its shareholders did not control at least 50% of the new entity, the sale of substantially all of QuadraMed’s assets, a liquidation or a substantial change in the board of directors over a two-year period.

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

On April 17, 2003, QuadraMed issued $71.0 million of Senior Secured Notes due 2008 (the “2008 Notes”). The proceeds from the issuance of the 2008 Notes were used to repurchase $61.8 million (plus $1.5 million in accrued interest) of the 2005 Notes required to be repurchased as a result of the aforementioned “repurchase event.” Accordingly, the net proceeds as a result of the issuance of the 2008 Notes, less the costs (including fees) associated with the repurchase of the 2005 Notes, were $8.5 million, with $11.9 million of the 2005 Notes remaining outstanding. Additionally, the repurchase right on the 2005 Notes’ remaining outstanding expired on April 17, 2003. The 2008 Notes bore interest at an initial rate of 10%, of which 6% was due in semi-annual cash coupon payments in the first year with the remainder added to the outstanding principal balance of the Notes. The interest rate on the 2008 Notes was to be reduced to 9% upon relisting of QuadraMed’s common stock on the Nasdaq, including Nasdaq SmallCap or any U.S. National Market. The 2008 Notes were secured by substantially all of QuadraMed’s intellectual property. The 2008 Notes contained certain events of default. These events included: failure to timely repay principal or interest owned on the debentures, default under any other borrowing, and bankruptcy. As discussed below, the 2008 Notes were fully retired during 2004.

As part of the transaction, QuadraMed also issued warrants to purchase 11.6 million shares of common stock, of which warrants for 11.3 million shares were issued to purchasers of the 2008 Notes and warrants for 283,000 shares were issued as compensation for services provided with the offering. The warrants have a term of five years, an exercise price of $0.01 per share, and are subject to certain anti-dilution provisions, including dilution from the issuance of shares in settlement of any existing litigation. QuadraMed valued the warrants using the Black-Scholes valuation model using a volatility of 142%, expected life of 5 years, 2.74% risk-free interest rate and no dividend yield. The result was a fair value of $12.9 million for the warrants issued to debt-holders. QuadraMed allocated the proceeds received from the issuance of the 2008 Notes to the debt and the warrants based on the relative estimated fair values of these securities at the time of issuance. The result was $12.9 million was recorded as additional paid-in-capital and also as a discount to the debt which was to be amortized to interest expense ratably, using a method that approximates the effective interest method over the 5-year term of the debt. In addition, costs associated with the debt offering, including the warrants for 283,000 shares, totaled $1.0 million, which were to be amortized to interest expense ratably over the same term.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2003, 283,000 warrants were exercised. In October 2003, $1.3 million of interest due on the 2008 Notes was converted into principal on the debt in accordance with the provisions described above.

On January 21, 2004, QuadraMed filed a Registration Statement on Form S-1 (the “Registration Statement”) with the SEC to register the common stock that the holders of the warrants associated with the 2008 Notes could obtain by exercising the warrants. QuadraMed is required to use its commercially reasonable efforts to have the Registration Statement declared effective. This Registration Statement, filed with the SEC on February 6, 2006 as Pre-Effective Amendment No. 6 to Form S-1 on Form S-3, has not yet been declared effective.

In June 2004, the Company commenced, with net proceeds from the Series A Preferred Stock offering (see Note 11—Series A Preferred Stock), a cash tender offer to purchase any and all of its outstanding 2008 Notes and its 2005 Notes. In the quarter ended June 30, 2004, a principal balance of $15.1 million of the 2008 Notes was retired with a premium of $754,000 (5%) and a principal balance of $11.9 million of the 2005 Notes was retired with a premium of $89,000 (0.75%). In the quarter ended September 30, 2004, the Company retired the remaining $58.8 million of the 2008 Notes and $56,000 of the 2005 Notes. Total loss recorded on the retirement of debt in the year ended December 31, 2004 was approximately $14.9 million, which includes redemption premiums of $3.8 million, write-offs of debt offering costs of $912,000, discount to the 2008 Notes of $9.8 million and effective interest rate adjustment of $339,000.

12. SERIES A PREFERRED STOCK

On June 17, 2004, QuadraMed issued 4.0 million shares of Series A Cumulative Mandatory Convertible Preferred Stock (the “Series A Preferred Stock”) in a private, unregistered offering to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933. The Series A Preferred Stock was sold for $25 per share, and QuadraMed used the $96.1 million of net proceeds of the offering to repurchase all of our 2008 Notes and 2005 Notes, together with accrued interest and related redemption premiums; the remainder of the net proceeds was used for general corporate purposes.

The Series A Preferred Stock holders do not have any relative, participating, optional or other voting rights and powers, except that (i) if four quarterly dividend payments are in arrears, such holders are entitled to elect two substitute directors to the Board of Directors at any annual or special meeting, and (ii) in certain circumstances, such holders are entitled to vote on the authorization or creation of securities ranking on par with or above the Series A Preferred Stock, certain amendments to the Certificate of Incorporation or the Certificate of Designation for the Series A Preferred Stock, and the incurrence of new senior indebtedness in an aggregate principal amount exceeding $8.0 million. Prior to the authorization or creation of, or increase in the authorized amount of, any shares of any class or series (or any security convertible into shares of any class or series) ranking senior to or on par with the Series A Preferred Stock in the distribution of assets upon any liquidation, dissolution or winding up of QuadraMed or in the payment of dividends, QuadraMed must have the affirmative vote of a majority of any outstanding shares of the Series A Preferred Stock (along with any shares of every other series or class of common stock ranking on par with the Series A Preferred Stock having like voting rights). In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, before any payment or distribution of the Company’s assets is made or set apart for the holders of common stock or any other class or series of shares of the Company’s capital stock ranking junior to the Series A Preferred Stock as to the payment of dividends or as to the distribution of assets upon liquidation, dissolution or winding up, the holders of the Series A Preferred Stock shall be entitled to receive a liquidation preference of $25 per share plus an amount equal to all dividends (whether or not earned or declared) accumulated, accrued and unpaid to the date of final distribution. However, for purposes of the foregoing provision, (1) a consolidation or merger of the Company with one or more entities, (2) a statutory share exchange or (3) a sale or transfer of all or substantially all of the Company’s assets shall not be deemed to be a liquidation, dissolution or winding up of the Company.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Generally, the Series A Preferred Stock is entitled to quarterly dividends of $0.34 (5.5% per annum) and is convertible into shares of common stock of the Company at a conversion price of $3.10, equivalent to a conversion rate of 8.0645 shares of common stock for each share of Series A Preferred Stock. The initial conversion price of $3.40 (conversion rate of 7.3529 shares of common stock for each share of Series A Preferred Stock) decreased to $3.10 as of August 1, 2005, pursuant to the terms of the Certificate of Designation relating to the Series A Preferred Stock, as the volume weighted average of the daily market price per share during a period of 30 consecutive trading days equaled $2.75 or less during the one year period beginning on the first anniversary of the issue date. Additionally, as provided in the Certificate of Designation, because the Company had not as of June 15, 2005 completed the registration of the Series A Preferred Stock with the SEC, the dividend rate for such stock increased to $0.40625 per quarter ($1.625 per annum) on June 16, 2005, and such rate will apply until the date the stock is registered. The registration statement for the 4.0 million shares of Series A Preferred Stock, and the 32.3 million shares of common stock into which the Series A Preferred Stock may be converted, was filed with the SEC on February 6, 2006 as Pre- Effective Amendment No. 2 to Form S-3, but has not yet been declared effective. The Company has the right to demand conversion on or after May 31, 2007, in the event the volume weighted average of the daily market price per share during a period of 20 consecutive trading days equals or exceeds $5.10.

Upon the conversion of shares of the Series A Preferred Stock into shares of common stock on or before May 31, 2007, the Series A Preferred Stock holders have an option to convert and receive, when declared by the Board of Directors, dividends equal to the total previously unpaid dividends payable from the effective date of conversion through June 1, 2007 at a rate of $1.375 per annum, or 5.5% per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common shares or any combination thereof at the option of the Company.

As a result of the aforementioned feature, at the date of issuance of the Series A Preferred Stock, the Company recorded dividends payable of $15.2 million, which represents the present value of the three-year dividends. The present value adjustment of $1.3 million is being amortized over three years as interest expense using the effective interest rate method. For the years ended December 31, 2005 and 2004, approximately $0.6 million and $0.4 million were recorded as interest expense, respectively.

The value of the Series A Preferred Stock was also reduced by $15.2 million, which represents the imputed discount on the Series A Preferred Stock and which is being accreted over three years using the effective interest rate method. For the years ended December 31, 2005 and 2004, approximately $4.8 million and $2.5 million, respectively was accreted and charged to accumulated deficit. If any Series A Preferred Stock shares are converted prior to the end of the three-year period, the related accretion will be accelerated. The Company determined that there was no beneficial conversion feature attributable to the Series A Preferred Stock.

The following table summarizes the carrying value of preferred stock (in thousands):

	as of December 31,
	2005		2004
Total issued		$100,000		$100,000
Less: Issuance cost and other, net		(3,856)		(3,879)
Less: Unaccreted discount
Original present value of discount	(15,174)		(15,174)
2005 preferred stock accretion	4,796
2004 preferred stock accretion	2,465	(7,913)	2,465	(12,709)

Carrying value of Preferred Stock as of December 31		$88,231		$83,412

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. RESTRICTED STOCK GRANTS

During the years ended December 31, 2005, 2004 and 2003, QuadraMed issued an aggregate of 650,000, 50,000 and 1.2 million shares, respectively of its common stock as restricted stock at no exercise price as provided for under QuadraMed’s stock compensation plans and other contractual commitments. The grants were made to certain senior executives for no monetary consideration. The majority of the restricted shares vest over three to four years. QuadraMed has recorded the fair value of the restricted shares on the date they were granted as deferred compensation within the Stockholders’ Equity section of the Consolidated Balance Sheets. This amount is amortized over the vesting period. Compensation expense associated with the grants of restricted stock totaling $2.0 million, $1.2 million, and $0.5 million was recognized during the years ended December 31, 2005, 2004 and 2003, respectively. During 2005, $1.4 million was charged to severance expense relating to the early-vesting of restricted stock to former officers of the Company. As of December 31, 2005, approximately 650,000 restricted shares remained subject to vesting.

14. STOCK INCENTIVE AND PURCHASE PLANS

Stock Incentive Plans

The Company has issued stock options and restricted stock under its 1996 Stock Incentive Plan (the “1996 Plan”), the 1999 Supplemental Stock Option Plan (the “1999 Plan”), and the 2004 Stock Compensation Plan (the “2004 Plan”), all of which were approved by stockholders. The 2004 Plan superceded the 1996 Plan, as amended, and the 1999 Plan, as amended, as of May 6, 2004, although stock options and restricted stock under the 1996 and 1999 Plans outstanding as of that date remain subject to the terms of those plans. Significant grants were made outside these plans pursuant to contracts with executives as an inducement to employment.

1996 Stock Incentive Plan

Under the 1996 Plan, the Board of Directors may grant incentive and nonqualified stock options to employees, directors, and consultants. The 1996 Plan is divided into the following five separate equity programs: (i) the discretionary option grant program under which eligible persons may, at the discretion of the plan administrator, be granted options to purchase shares of common stock; (ii) the salary investment option grant program under which eligible employees may elect to have a portion of their base salary invested each year in special option grants; (iii) the stock issuance program under which eligible persons may, at the discretion of the plan administrator, be issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to QuadraMed; (iv) the automatic option grant program under which eligible non-employee board members shall automatically receive option grants at periodic intervals to purchase shares of common stock; and (v) the director fee option program under which non-employee board members may elect to have all or any portion of their annual retainer fee otherwise payable in cash applied to a special option grant.

The exercise price per share for an incentive stock option cannot be less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value on the date of grant. Option grants under the 1996 Plan generally expire 10 years from the date of grant and generally vest over a four-year period. Options granted under the 1996 Plan are exercisable subject to the vesting schedule. QuadraMed’s stockholders had authorized a total of 8,426,594 shares of common stock for grant under the 1996 Plan. The 1996 Plan provided that the share reserve automatically increases each year by an amount equal to 1.5% of the outstanding shares on the last trading day of the immediately preceding calendar year.

1999 Supplemental Stock Option Plan

In 1999, QuadraMed’s Board of Directors approved the 1999 Plan. The 1999 Plan permits non-statutory option grants to be made to employees, independent consultants, and advisors who are not QuadraMed officers,

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

directors, or Section 16 insiders. The 1999 Plan is administered by the Board of Directors or its Compensation Committee and was scheduled to terminate in March 2009. The exercise price of all options granted under the 1999 Plan may not be less than 100% of fair market value on the date of the grant. Options vest on a schedule determined by the Board of Directors or the Compensation Committee with a maximum option term of 10 years. QuadraMed’s stockholders had authorized a total of 4,000,000 shares of common stock, for grant under the 1999 Plan.

2004 Stock Compensation Plan

On April 1, 2004, QuadraMed’s Board of Directors approved the 2004 Plan. QuadraMed’s stockholders ratified the adoption of the 2004 Plan on May 6, 2004 at QuadraMed’s 2004 Annual Meeting of Stockholders. The 2004 Plan replaces the 1996 Plan and 1999 Plan with respect to the unissued shares of common stock that were remaining in the 1996 Plan and the 1999 Plan on the date the 2004 Plan was ratified. Awards previously granted under the 1996 Plan and 1999 Plan remain subject to the terms of those plans. QuadraMed stockholders have authorized 1,536,369 shares of common stock for grant under the 2004 Plan.

The 2004 Plan permits the grant of non-statutory options, incentive stock options, stock appreciation rights, restricted stock and restricted stock units to employees, prospective employees, directors, and advisors, consultants, and other individuals who provide services to QuadraMed. The exercise price of all options and stock appreciation rights granted under the 2004 Plan may not be less than 100% of fair market value on the date of the grant. The 2004 Plan also features (i) a Non-Employee Director Option Grant Program, whereby non-employee members of the Board automatically receive special grants of options with an exercise price of the fair market value per share of common stock as of the date the options are granted and (ii) a Director Fee Option Grant Program, whereby non-employee Board members may elect to have all or any portion of their annual cash retainer fee applied to special stock option grants with a below-market exercise price. The 2004 Plan is administered by the Compensation Committee and terminates in May 2014.

15. STOCK-BASED COMPENSATION

In accordance with SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise. QuadraMed’s calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur.

Had compensation cost for QuadraMed’s stock option plan and employee stock purchase plan been determined consistent with SFAS No. 123, QuadraMed’s reported net income (loss) and net earnings (loss) per share would have been changed to the amounts indicated below (in thousands, except per share data):

	Year ended December 31,
	2005	2004	2003
Net loss attributable to common shareholders, as reported	$(8,734)	$(44,294)	$(23,943)
Add: Stock-based employee compensation expense in reported net loss, net of related tax effects	1,955	1,611	502
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,711)	(6,707)	(4,542)

Pro forma net loss	$(10,490)	$(49,390)	$(27,983)

Earnings per share:
Basic – as reported	$(0.21)	$(1.23)	$(0.87)
Basic – pro forma	$(0.25)	$(1.37)	$(1.02)
Diluted – as reported	$(0.21)	$(1.23)	$(0.87)
Diluted – pro forma	$(0.25)	$(1.37)	$(1.02)

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Expected dividend yield	—	—	—
Expected stock price volatility	134.97%	122.30%	135.13%
Risk-free interest rate	4.04%	3.43%	2.86%
Expected life of options	4.0 years	4.2 years	5.0 years

The weighted average exercise price of options granted during 2005, 2004 and 2003 were $1.76, $3.14 and $1.79 per share, respectively. Option and restricted share activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Exercised Price
Balance, December 31, 2002	6,218	$5.75
Granted	6,924	1.52
Exercised	(97)	1.59
Cancelled	(3,063)	2.07

Balance, December 31, 2003	9,982	3.99
Granted	602	3.13
Exercised	(569)	1.61
Cancelled	(693)	7.47

Balance, December 31, 2004	9,322	3.82
Granted	1,180	1.76
Exercised	(722)	1.17
Cancelled	(1,393)	4.51

Balance, December 31, 2005	8,387	$3.64

The following table summarizes information about stock options and restricted shares outstanding as of December 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/05	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable as of 12/31/05	Weighted Average Exercise Price
$ 0.0000 – $ 1.1500	916,435	6.69	$1.0986	817,652	$1.0936
$ 1.1800 – $ 1.8100	854,900	8.31	1.5304	341,500	1.3569
$ 1.8200 – $ 1.8300	1,300,000	8.48	1.8242	750,000	1.8200
$ 1.8500 – $ 2.4500	570,029	5.48	2.1389	444,227	2.2021
$ 2.5000 – $ 2.5000	2,262,500	5.30	2.5000	2,262,500	2.5000
$ 2.5300 – $ 5.8400	850,284	6.52	3.7038	719,786	3.8562
$ 5.9900 – $ 8.8700	1,100,436	4.51	8.3365	1,086,440	8.3369
$ 9.0000 – $24.3750	512,747	1.36	11.8284	511,914	11.8330
$27.0000 – $27.0000	10,000	2.01	27.0000	10,000	27.0000
$30.1250 – $30.1250	10,000	2.01	30.1250	10,000	30.1250

$ 0.0000 – $30.1250	8,387,331	6.04	$3.6390	6,954,019	$4.0004

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the activities of the Company’s common stock, stock options and warrants during 2005 (in thousands):

	As of December 31, 2004	2005 Activities	As of December 31, 2005
Common shares issued and outstanding	40,043
Options exercised		722
ESPP and exchange shares issued		115
Restricted shares issued		650
Other		(28)
Restricted Purchases		(257)

			41,245
Options outstanding	9,322
Options granted		1,180
Options exercised		(722)
Options cancelled		(1,393)

			8,387
Warrants outstanding	3,284
Warrants exercised			—

			3,284

Employee Stock Purchase Plan

QuadraMed’s 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) was adopted by the Board of Directors in January 2002. A total of 453,450 shares of common stock are reserved for issuance under the 2002 Purchase Plan, pursuant to which eligible employees are able to contribute up to 10% of their compensation for the purchase of QuadraMed common stock at a purchase price of 85% of the lower of the fair market value of the shares on the first or last day of the six-month purchase period. As of December 31, 2005, 63,570 shares are available for issuance. The Board has approved an increase in the number of shares reserved under the 2002 Purchase Plan to 703,450, which will be submitted to the shareholders for approval at the 2006 Annual Shareholders meeting.

16. EMPLOYEE BENEFIT PLANS

401(k) Savings Plan

QuadraMed maintains a 401(k) Savings Plan (the “401(k) Plan”). All eligible QuadraMed employees may participate in the 401(k) Plan and elect to contribute up to 15% of pre-tax compensation to the 401(k) Plan. Employee contributions are 100% vested at all times. At its discretion, QuadraMed may match employee contributions to the 401(k) Plan. Presently, QuadraMed matches up to 50% of the first 4% of employee contributions. The vesting of such contributions is based on the employee’s years of service, becoming 100% vested after 4 years. For the years ended December 31, 2005, 2004 and 2003, QuadraMed made discretionary contributions of approximately $0.7 million, $0.8 million and $0.7 million respectively.

17. MAJOR CUSTOMERS

For the year ended December 31, 2005, sales to Veterans Health Administration facilities, directly and indirectly through Micron Government Computer Systems, a personal computer assembly company specializing in selling to the Federal Government and in integrating QuadraMed products to address Veteran’s Administration hospital technology needs, accounted for approximately 10% of our total revenues. For the year ended December 31, 2004, one single customer, The County of Los Angeles, accounted for 11% of our total revenues. Another customer, Micron Government Computer Systems, accounted for 10% of our total revenues in 2004. In the year ended December 31, 2003, no single customer accounted for 10% or more of our total revenues.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. INCOME TAXES

QuadraMed accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes, which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax bases of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

The provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2005	2004	2003
Current:
Federal	$—	$(175)	$—
State	(6)	—	(48)
Foreign	14	—	—

Total current	8	(175)	(48)

Deferred:
Federal	(1,629)	7,766	8,328
State	3,654	3,531	1,452

Total deferred	2,025	11,297	9,780

Change in valuation allowance, net of the effect of acquisitions	(1,756)	(11,297)	(9,780)

Provision (benefit) for income taxes	$277	$(175)	$(48)

QuadraMed recognized current foreign tax expense in 2005 of $14,000 as a result of its operations in Australia and the United Kingdom. This amount has been offset by the receipt of state income tax refunds in 2005 in the amount of $6,000.

The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Deferred tax assets:
Research and development and AMT credits	$6,020	$5,175	$7,560
Net operating loss carry forwards	51,133	54,314	31,143
Deferred revenue	—	—	11,796
Intangible assets	8,399	7,262	8,922
Other	7,810	8,512	7,433

	73,362	75,263	66,854

Deferred tax liabilities:
Other intangible assets	(2,229)	(2,533)	(1,379)
Depreciation	(628)	(668)	(767)
Other	(619)	(151)	—

	(3,476)	(3,352)	(2,146)

Net deferred tax asset before allowance	69,886	71,911	64,708
Valuation allowance	(70,155)	(71,911)	(64,708)

Net deferred tax liabilities	$ (269)	$—	$—

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realization of deferred tax assets is primarily dependent on future taxable income, the amount and timing of which is uncertain given QuadraMed’s history of losses. The valuation allowance is adjusted on a periodic basis to reflect management’s estimate of the realizable value of the net deferred assets. Therefore a valuation allowance has been recorded for the entire net deferred tax asset with the exception of $0.3 million related to the deferred tax liability associated with indefinite-lived intangible assets in accordance with FASB 142. Because indefinite-lived intangible assets and goodwill are not amortized for book purposes, the related deferred tax liabilities will not reverse until some indeterminate future period when the assets become impaired, are disposed of, or in the case of indefinite-lived intangible assets, begin to reverse if they are reclassified as an amortizing intangible asset. SFAS No. 109 requires the expected timing of future reversals of deferred tax liabilities to be taken into account when evaluating the realizability of deferred tax assets. Therefore, the Company believes the reversal of deferred tax liabilities related to indefinite-lived intangible assets and goodwill should not be considered a source of future taxable income when assessing the realization of the Company’s deferred tax assets, and as a result a deferred expense has been recorded.

The reconciliation of the tax provision (benefit) computed at the statutory rate to the effective tax rate is as follows:

	Year ended December 31,
	2005	2004	2003
Federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Valuation allowance changes effecting the income tax provision	(48.0)	26.6	33.9
Permanent tax differences	7.5	12.3	0.1
State and other	0.5	(4.9)	—
True-up of deferred taxes	81.6	—	—

Effective tax rate	7.6%	—%	—%

As of December 31, 2005, QuadraMed had federal net operating loss carryforwards of approximately $142.4 million and state net operating loss carryforwards of approximately $58.2 million. In addition, QuadraMed has gross federal and state software development and AMT tax credit carryforwards of approximately $4.8 million and $1.3 million, respectively. The federal net operating loss carryforwards and research and development credits will expire from 2011 through 2025.

The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss and research and development credit carryforwards that may be used in any given year if certain events, including a significant change in ownership, occur. If there should be a subsequent “ownership change” of QuadraMed, as defined in the Tax Reform Act of 1986, the ability to utilize its carryforwards could be restricted.

19. SUBSEQUENT EVENT—REDUCTION IN FORCE

During the first quarter of fiscal year 2006, the Company announced a corporate reorganization and a reduction in our workforce. As a result, approximately 5% of the employees left the Company. The Company will record a charge for severance and related costs of approximately $400,000 associated with terminated employees in the Company’s results of operations for the quarter ended March 31, 2006.

20. LITIGATION AND OTHER MATTERS

On November 15, 2004, the Company received a letter from MedCath Incorporated (“MedCath”), which provided notice of MedCath’s decision to terminate the Master Software License and Services Agreement, dated November 20, 2002, by and between QuadraMed Affinity and MedCath (the “Contract”). On or about November 15, 2004, MedCath filed a complaint against us in the North Carolina Superior Court, County of

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mecklenburg. In its complaint, MedCath alleges that we are in breach of the Contract due to uncured deficiencies in the products, and seeks at least $5 million in damages, plus litigation costs. We believe that these allegations are without merit and that the termination of the Contract is unwarranted. On December 9, 2004, we filed a motion to dismiss the MedCath complaint on the grounds that the complaint fails to state a claim upon which relief can be granted. We also filed a counterclaim against MedCath seeking no less than $1.14 million in unpaid amounts due to us, plus litigation costs, for MedCath’s breach of the Contract by failing to pay licensing fees due to the Company. A case management conference was held July 29, 2005 in the Superior Court before a judge to whom the case has been assigned. On August 15, 2005, the Court issued a case management order which, among other things, provides for all fact discovery to be completed by April 15, 2006, provides for all expert discovery to be completed by July 15, 2006, and provides for the parties to submit the dispute to mediation on or before April 30, 2006. On October 19, 2005, the Court issued an order denying our motion to dismiss and an order permitting MedCath to amend its complaint. The order allowing MedCath to amend its complaint was entered with our consent. On November 18, 2005 MedCath filed an amended complaint. In the interests of exploring a potential resolution that is more cost-effective than litigation, the Company is considering engaging in a third-party mediation with MedCath. If the mediation is unsuccessful, the Company intends to vigorously defend the allegations raised and prosecute its counterclaim. The case is in the early stages, and the likelihood of success cannot be determined at this time.

In January 2004, Mr. James Durham, the Company’s former Chief Executive Officer, filed an amended complaint against us in the Superior Court of the State of California, Marin County, alleging a breach of his SERP contract and a breach of good faith and fair dealing under this contract. This amended complaint seeks payment of his lump sum SERP benefits, interest, attorneys’ fees, and other relief. On January 30, 2004, this matter was moved to the United States District Court, Northern District of California. On May 6, 2005, the Court, over our objection, entered judgment in favor of Mr. Durham against us, in the total amount of $5,067,130, plus interest thereon, at the rate prescribed by 28 U.S.C. §1961 accruing after that date. On July 6, 2005, the Company settled its litigation with Mr. James Durham. Under the terms of the Settlement Agreement and General Release between the parties (the “Settlement Agreement”), the Company made an immediate cash payment of approximately $3.6 million to Mr. Durham and issued a Negotiable Promissory Note (the “Note”) to Mr. Durham in the principal amount of $1.4 million with an interest rate of 5.12% per annum. The timing of payments under the Note is linked to the Company’s realization of amounts invested in a split-dollar insurance arrangement (the “Split-Dollar Policy”) with Mr. Durham. The immediate payment of $3.6 million was funded principally by the liquidation of certain assets earmarked for such purpose, in the amount of $3.1 million, and payment of $0.5 million out of operating cash. The Company’s obligations under the Note are secured by a collateral assignment of the Company’s rights under the Split-Dollar Policy and certain related agreements. The Settlement Agreement includes various releases from both parties.

QUADRAMED CORPORATION

UNAUDITED QUARTERLY/SUPPLEMENTARY FINANCIAL INFORMATION

Unaudited Quarterly Results of Operations/Supplementary Financial Information for 2005	F-31
Unaudited Quarterly Results of Operations/Supplementary Financial Information for 2004	F-32

QuadraMed Corporation

Unaudited Quarterly Consolidated Financial Data

	Quarter
(thousands of dollars, except per share amounts)	First	Second	Third	Fourth	Total
2005
Revenue	$30,375	$30,683	$30,046	$31,209	$122,313

Gross margin	$18,889	$19,738	$18,639	$19,403	$76,669

Net income (loss)	$(2,520)	$1,293	$(3,958)	$1,247	$(3,938)

Net income (loss) attributable to common shareholders	$(3,695)	$102	$(5,165)	$24	$(8,734)

Loss per share
Basic	$(0.09)	$0.00	$(0.13)	$0.01	$(0.21)
Diluted	$(0.09)	$0.00	$(0.13)	$0.01	$(0.21)

Weighted average shares outstanding
Basic	40,219	40,499	40,684	41,370	40,658

Diluted	40,219	40,499	40,684	41,370	40,658

1. The $3.8 million increase in net income between Q105 and Q205 was primarily attributable to the following:

•	a decrease in cost of hardware of $0.4 million;

•	a decrease in operating expense of $1.0 million; and

•	a decrease in loss from discontinued operation of $1.7 million.

2. The $5.3 million increase in net loss between Q205 and Q305 was due primarily to a combination of:

•	a decrease in hardware revenue of $0.7 million;

•	an increase in general and administrative expenses of $2.2 million, primarily as a result of executive severance costs;

•	a loss on lease obligation of $1.1 million was recorded in Q305 related to San Rafael, CA office lease; and

•	a loss from discontinued operation of $0.8 million was recorded in Q305.

3. The $5.2 million decrease in net loss between Q305 and Q405 was primarily attributable to the following:

•	an increase in licenses revenue of $0.9 million;

•	an increase in hardware revenue of $0.3 million;

•	a decrease in operating expense of $2.9 million related to severance costs and loss on lease obligation recorded in Q305; and

•	a decrease in interest expense of $0.6 million.

QuadraMed Corporation

Unaudited Quarterly Consolidated Financial Data

	Quarter
(thousands of dollars, except per share amounts)	First	Second	Third	Fourth	Total
2004
Revenue	$34,644	$30,472	$30,776	$28,912	$124,804

Gross margin	$20,794	$18,595	$18,313	$16,673	$74,375

Net income (loss)	$(4,541)	$(9,669)	$(16,292)	$(11,327)	$(41,829)

Net income (loss) attributable to common shareholders	$(4,541)	$(9,669)	$(17,640)	$(12,444)	$(44,294)

Loss per share
Basic	$(0.16)	$(0.28)	$(0.44)	$(0.31)	$(1.23)
Diluted	$(0.16)	$(0.28)	$(0.44)	$(0.31)	$(1.23)

Weighted average shares outstanding
Basic	29,155	34,872	39,779	40,039	35,982

Diluted	29,155	34,872	39,779	40,039	35,982

1. The $5.1 million increase in net loss between Q104 and Q204 was primarily attributable to the following:

•	a decrease in license revenue of $1.3 million;

•	a decrease in hardware revenue of $3.5 million, due to a significant hardware sale in Q403 which was recognized as revenue in Q104;

•	a reduction in cost of hardware of $2.0 million, due to the related revenue reduction;

•	a decrease in operating expense of $1.3 million due to reductions in salaries and wage-related costs for severance for the San Rafael Headquarters staff and the transition of their functions to Reston, VA; and

•	an increase in other income (expense) of $3.3 million due to the expense in Q204 resulting from the early retirement of our debt.

2. The $6.6 million increase in net loss between Q204 and Q304 was due primarily to a combination of:

•	an increase in other income (expense) of $8.6 million related to a loss on the early retirement of debt; and

•	a decrease in interest expense and other items of $2.1 million.

3. The $5.0 million decrease in net loss between Q304 and Q404 was comprised of the following:

•	a decrease in service revenue of $1.4 million, which was offset by a $2.4 million increase in license revenue;

•	a decrease in hardware revenue of $1.6 million;

•	a reduction in cost of hardware of $1.2 million, due to the related revenue reduction;

•	a reduction in cost of service of $0.7 million, due to the related revenue reduction;

•	an increase in cost of license of $1.4 million, due in large part to a $1.2 million increase in the amortization of acquired technology costs related to the acquisitions of Détente and Tempus;

•	an increase in operating expense of $2.3 million due to a $4.2 million exit cost for the closure of San Rafael, CA office building, partially offset by a $2.5 million reduction in general and administrative expense, which included a $1.4 million reduction in legal expense a $1.0 million reduction in bad debt expense, and a $0.4 million reduction in salary related expense; and

•	An increase in other income (expense) of $12.1 million in Q404 due to the $11.7 million in Q304 expense related to the loss on the early retirement of debt.

QUADRAMED CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2003
Allowance for doubtful accounts	$4,346	$2,567	$(3,507)	$3,406
Year ended December 31, 2004
Allowance for doubtful accounts	$3,406	$3,185	$(3,288)	$3,303
Year ended December 31, 2005
Allowance for doubtful accounts	$3,303	$2,263	$(874)	$4,692

S-1