Form 10-Q
period 2006-03-31
QUADRAMED CORP
filed 2006-05-10
CIK 1018833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

As of April 26, 2006, there were 41,787,777 shares of the Registrant’s common stock outstanding, par value $0.01.

QUADRAMED CORPORATION

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$36,786	$33,042
Accounts receivable, net of allowance for doubtful accounts of $4,404 and $4,177, respectively	27,743	27,089
Unbilled and other receivables	3,720	3,387
Notes and other receivables, net of allowance for doubtful accounts of $715 and $715, respectively	308	50
Prepaid expenses and other current assets	10,661	11,734

Total current assets	79,218	75,302

Restricted cash	2,311	2,391
Property and equipment, net of accumulated depreciation and amortization of $19,564, and $19,052, respectively	3,414	3,737
Capitalized software development costs, net of accumulated amortization of $12,776, and $12,562, respectively	267	481
Goodwill	25,983	25,983
Other intangible assets, net of accumulated amortization of $24,737 and $23,343, respectively	5,749	7,143
Other long-term assets	4,492	4,859

Total assets	$121,434	$119,896

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,380	$3,551
Accrued payroll and related	5,900	7,422
Other accrued liabilities	8,205	10,114
Dividends payable	7,779	9,054
Deferred revenue	60,415	52,169

Total current liabilities	85,679	82,310

Accrued exit cost of facility closing	3,216	3,613
Other long-term liabilities	2,907	2,781

Total liabilities	91,802	88,704

Stockholders’ equity
Preferred stock, $0.01 par, 5,000 shares authorized; 4,000 shares issued and outstanding	89,470	88,231
Common stock, $0.01 par, 150,000 shares authorized; 41,441 and 41,245 shares issued and outstanding, including 457 and 457 shares of treasury stock, respectively	419	417
Shares held in treasury	(5)	(5)
Additional paid-in-capital	302,936	302,324
Accumulated other comprehensive loss	(114)	(89)
Accumulated deficit	(363,074)	(359,686)

Total stockholders’ equity	29,632	31,192

Total liabilities and stockholders’ equity	$121,434	$119,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended, March 31,
	2006	2005
Revenue
Services	$2,915	$3,077
Maintenance	13,562	13,410
Installation and other	2,872	2,696

Services and other revenue	19,349	19,183

Licenses	9,182	10,352

Hardware	397	840

Total revenue	28,928	30,375

Cost of revenue
Cost of services and other revenue	7,462	7,319

Royalties and other	2,764	2,167
Amortization of acquired technology and capitalized software	995	1,035

Cost of license revenue	3,759	3,202
Cost of hardware revenue	363	965

Total cost of revenue	11,584	11,486

Gross margin	17,344	18,889

Operating expense
General and administration	6,622	6,110
Software development	8,114	7,717
Sales and marketing	3,491	4,072
Amortization of intangible assets and depreciation	1,123	1,591

Total operating expenses	19,350	19,490

Income (loss) from operations	(2,006)	(601)

Other income (expense)
Interest expense, includes non-cash charges of $119 and $165	(123)	(169)
Interest income	366	101
Other income (expense), net	18	(154)

Other income (expense)	261	(222)

Loss from continuing operations before income taxes	$(1,745)	$(823)
Provision for income taxes	(98)	(11)

Loss from continuing operations	(1,843)	(834)
Loss from discontinued operations	—	(1,686)

Net Loss	$(1,843)	$(2,520)
Preferred stock accretion	(1,239)	(1,175)

Net loss attributable to common shareholders	$(3,082)	$(3,695)

Loss per share-basic and diluted
Continuing operations	$(0.07)	$(0.05)
Discontinued operations	—	(0.04)

Net loss	$(0.07)	$(0.09)

Weighted average shares outstanding
Basic and diluted	41,319	40,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity	Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2005	4,000	$88,231	41,702	$417	(457)	$(5)	$302,324	$(89)	$(359,686)	$31,192	$(8,699)

Issuance of common stock	—	—	196	2	—	—	245	—	—	247	—

Accretion of preferred stock	—	1,239	—	—	—	—	—	—	(1,239)	—	(1,239)

Dividends declared	—	—	—	—	—	—	—	—	(250)	(250)	—

Stock-based compensation expense	—	—	—	—	—	—	367	—	—	367	—

Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(23)	—	(23)	(23)

Foreign currency translation	—	—	—	—	—	—	—	(2)	—	(2)	(2)

Other	—	—	—	—	—	—	—	—	(56)	(56)

Net loss	—	—	—	—	—	—	—	—	(1,843)	(1,843)	(1,843)

Balance, March 31, 2006	4,000	$89,470	41,898	$419	(457)	$(5)	$302,936	$(114)	$(363,074)	$29,632	$(3,107)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities
Net loss attributable to common shareholders	$(3,082)	$(3,695)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,196	2,808
Preferred stock accretion	1,239	1,175
Impairment and other charges for Financial Services Division	—	914
Provision for bad debts and other	386	200
Stock-based compensation expense	367	734

Changes in assets and liabilities:
Accounts receivable	(1,040)	(10,442)
Prepaid expenses and other	850	1,878
Accounts payable and accrued liabilities	(3,898)	(4,954)
Deferred revenue	8,246	10,594

Cash provided by (used in) operating activities	5,264	(788)
Cash flows from investing activities
Proceeds from sale of assets and available-for-sale securities	9	(82)
Decrease in restricted cash	80	—
Capital expenditures	(231)	(303)

Cash used in investing activities	(142)	(385)
Cash flows from financing activities
Proceeds from issuance of common stock and other	247	498
Payment of preferred stock dividends	(1,625)	(1,375)

Cash used in financing activities	(1,378)	(877)

Net increase (decrease) in cash and cash equivalents	3,744	(2,050)
Cash and cash equivalents, beginning of period	33,042	22,429

Cash and cash equivalents, end of period	$36,786	$20,379

Supplemental disclosure of cash flow information
Cash paid for interest	—	—
Net cash paid for taxes	25	11

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

1. THE COMPANY

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

Using QuadraMed’s end-to-end solutions which are designed to optimize the patient experience and leverage quality of care into payment, our clients seek to receive the proper reimbursement, in the shortest time, at the lowest administrative cost. Our products are designed to eliminate paper, improve processes, streamline efficiencies and decrease error through the effective management of patient clinical and financial records, resulting in better patient safety. Healthcare organizations of varying size – from small single entity hospitals to large multi-facility care delivery organizations, acute care hospitals, specialty hospitals, Veterans Health Administration facilities and associated/affiliated businesses such as outpatient clinics, long-term care facilities and rehabilitation hospitals gain value from our solutions. Our products are sold as standalone, bundled or fully integrated software packages.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. We suggest that you read these interim financial statements in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006. In the opinion of management, the condensed consolidated financial statements for the periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the entire year ending December 31, 2006.

Principles of Consolidation

These condensed consolidated financial statements, which include the accounts of QuadraMed and all significant business divisions and wholly owned subsidiaries, have been prepared in conformity with (i) GAAP and (ii) the rules and regulations of the SEC. All significant intercompany accounts and transactions between QuadraMed and its subsidiaries are eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments that are comprised principally of taxable, short-term certificates of deposit, money market instruments and commercial paper with original maturities of three months or less at the time of purchase, and demand deposits with financial institutions. These instruments carry insignificant interest rate risk because of their short-term maturities. Cash equivalents are stated at amounts that approximate fair value based on quoted market prices.

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

Capitalized Software. Software development costs are capitalized upon the establishment of technological feasibility, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Upon the general release of the product to customers, development costs for that product are amortized over the greater of the ratio that current revenues bear to total and anticipated future revenues for the applicable product, or the straight-line method, generally five years. These amounts are charged to cost of licenses. No software development costs were capitalized in 2006 or 2005.

Other Intangible Assets. Other intangible assets primarily relate to customer lists, acquired technology including developed and core technology and trade names, and other intangible assets acquired in QuadraMed’s purchase business combinations. On an annual basis, QuadraMed reviews its intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets in accordance with the provisions of SFAS No. 144. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their net realizable values. Amortization of other intangible assets is computed on the basis of a 3-5 year life.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values, using prescribed options-pricing models. We have adopted SFAS No. 123(R) for our fiscal year beginning January 1, 2006. See Note 10 – Stock-Based Compensation.

4. DISCONTINUED OPERATION – FINANCIAL SERVICES DIVISION AND EXIT COST OF FACILITY CLOSING

Financial Services Division

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

The lease for this facility terminates in May 2008. Our annual cost under the lease is approximately $0.8 million. We have estimated the facility closing costs based upon current market information available related to potential sublease rental income, sublease commission costs and the length of time expected to secure a sublease. We continue to actively seek a qualified subtenant for the property, but to date have not been successful.

The results of operations for the Financial Services Division as discussed above, are presented in the table below (in thousands):

	For the Three Months Ended March 31,
	2006	2005
Revenues	$—	$223

Loss from operation	—	(772)
Exit cost of facility closing	—	(1,032)
Other	—	118

Total loss	$—	$(1,686)

Exit Cost of Facility Closing

During the fourth quarter of 2004, we vacated and closed our San Rafael, California facility as a result of the relocation of our headquarters to Reston, Virginia. The San Rafael lease payments total approximately $4.9 million for each of the years 2006 through 2009, including the Company’s share of common costs. The Company estimated its liability under its operating lease agreement, such estimate being reduced by the estimated sublease rental income. The present value of the estimated liability was recorded as an accrued exit cost of facility closing. The lease for this facility terminates in December 2009. We continue to actively seek a qualified subtenant for the property, but to date have not been successful.

The following table sets forth a summary of the exit cost charges and accrued exit costs for both the San Marcos, California and San Rafael, California facilities as of March 31, 2006 and 2005 (in thousands):

	March 31,
	2006	2005
Exit Costs for the San Rafael Facility:
Accrued exit cost of facility closing, beginning of period	$4,217	$4,048
Payments made	(245)	(324)

Accrued exit cost of facility closing, end of period	$3,972	$3,724

Exit Cost for the San Marcus Facility:
Accrued exit cost of facility closing, beginning of period	$1,275	$—
Exit cost of facility closing, February 2005		1,032
Payments made	(170)	(162)

Accrued exit cost of facility closing, end of period	$1,105	$870

Summary:
Accrued Exit Cost Liability
Short-term	$1,861	$1,638
Long-term	3,216	2,956

Total	$5,077	$4,594

5. REDUCTION IN FORCE

During the first quarter of fiscal year 2006, the Company announced a corporate reorganization and a reduction in our workforce of 37 positions. The Company recorded a charge for severance and related costs of approximately $315,000, associated with terminated employees, in the Company’s results of operations for the quarter ended March 31, 2006. Annualized savings associated with elimination of these positions, and other related cost savings initiatives is estimated to be approximately $3.6 million.

During the first quarter of fiscal year 2005, the Company announced a corporate reorganization and a reduction in our workforce of 95 positions. The Company recorded a severance charge of approximately $531,000 associated with terminated employees in the Company’s results of operations for the quarter ended March 31, 2005.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets for the three-month period ended March 31, 2006 were as follows (in thousands):

	As of December 31, 2005	Q1 2006 Activity	As of March 31, 2006
Cost
Capitalized software	$13,043	$—	$13,043
Goodwill	37,896	—	37,896
Other intangible assets	30,486	—	30,486

	81,425	—	81,425

Accumulated amortization
Capitalized software	$(12,562)	$(214)	$(12,776)
Goodwill	(11,913)	—	(11,913)
Other intangible assets	(23,343)	(1,394)	(24,737)

	(47,818)	(1,608)	(49,426)

Net book value
Capitalized software	$481	$(214)	$267
Goodwill	25,983	—	25,983
Other intangible assets	7,143	(1,394)	5,749

	$33,607	$(1,608)	$31,999

Amortization of acquired technology, a component of other intangible assets, for the three months ended March 31, 2006 and 2005 was $781,000 and $781,000, respectively, and was included in cost of license revenue. No impairment charges were recorded during the three months ended March 31, 2006 or 2005.

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

As a result of the aforementioned feature, at the date of issuance of the Series A Preferred Stock, the Company recorded dividends payable of $15.2 million, which represents the present value of the three-year dividends. The present value adjustment of $1.3 million is being amortized over three years as interest expense using the effective interest rate method. For the period ended March 31, 2006 and 2005, respectively approximately $101,000 and $165,000, was recorded as interest expense.

The carrying value of the Series A Preferred Stock was also reduced by $15.2 million, which represents the imputed discount on the Series A Preferred Stock and which is being accreted over three years using the effective interest rate method. In both of the three month periods ended March 31, 2006 and 2005 approximately $1.2 million was accreted and charged to accumulated deficit. If any Series A Preferred Stock shares are converted prior to the end of the three-year period, the related accretion will be accelerated. The Company determined that there was no beneficial conversion feature attributable to the Series A Preferred Stock.

The following table summarizes the Series A Preferred Stock activities (in thousands):

		As of March 31, 2006
Total issued		$100,000
Less: Issuance cost		(3,856)
Less: Unaccreted discount
Original present value of discount	(15,174)
2006 preferred stock accretion	1,239
2005 preferred stock accretion	4,796
2004 preferred stock accretion	2,465	(6,674)

Carrying value of preferred stock at March 31, 2006		$89,470

8. RESTRICTED STOCK GRANTS

During the three months ended March 31, 2006 and 2005, there was no common stock issued as a result of restricted stock grants. These grants are periodically made to certain senior executives for no monetary consideration. The majority of the Company’s restricted shares fully vest over three to four years. QuadraMed has recorded the fair value of the restricted shares on the date they were granted as deferred compensation within the Stockholders’ Equity section of the Condensed Consolidated Balance Sheets. This amount is amortized over the period in which the restrictions lapse. Compensation expense associated with the grants of restricted stock total $96,000 and $142,000 during the three months ended March 31, 2006 and 2005 respectively. In addition to these amounts, $592,000 was charged to severance expense in the quarter ended March 31, 2005 relating to the early-vesting of restricted stock issued to a former officer of the Company.

As of March 31, 2006, 650,000 restricted shares remained subject to forfeiture.

9. NET LOSS PER SHARE AND COMPREHENSIVE LOSS

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands):

	Three months ended March 31,
	2006	2005
Numerator:
Net loss attributable to common shareholders	$(3,082)	$(3,695)

Denominator:
Weighted average number of common shares outstanding basic and diluted	41,319	40,219

Basic and diluted net loss per common share	$(0.07)	$(0.09)

As QuadraMed recorded net losses for both of the three month periods ended March 31, 2006 and 2005, no common equivalent shares were included in diluted net loss per share calculation because they were anti-dilutive. If QuadraMed had reported net income, the calculation of diluted earnings per share would have included the following common stock equivalent shares from the indicated equity instruments (in thousands):

	Three months ended March 31,
	2006	2005
Equity instruments:
Preferred stock	32,258	29,412
Warrants	3,265	3,267
Stock options	621	1,104

Total common stock equivalent shares	36,144	33,783

The components of QuadraMed’s comprehensive loss include the unrealized gain (loss) on available-for-sale securities and foreign currency translation adjustment. The following table sets forth the computation of comprehensive loss (in thousands):

	Three months ended March 31,
	2006	2005
Net loss attributable to common shareholders	$(3,082)	$(3,695)
Unrealized loss	(23)	(26)
Foreign currency translation adjustment	(2)	5

Comprehensive loss	$(3,107)	$(3,716)

10. STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values, using prescribed option-pricing models. The fair value is expensed over the requisite service period of the individual grantees, which generally equals the vesting period. Since the adoption of SFAS No. 123(R) on January 1, 2006, pro forma disclosure is no longer an alternative.

As permitted by SFAS No. 123, for 2005, the Company accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Effective January 1, 2006, we have adopted SFAS No. 123(R)’s fair value method of accounting for share based payments using the modified prospective transition method. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 illustrated in the disclosure of pro forma net income and net income per share contained in our notes to condensed consolidated financial statements included herein. Under the modified prospective method, compensation cost recognized in the three months ended March 31, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, less estimated forfeitures, and (b) compensation costs for all share-based payments granted and vested subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Stock-based compensation expense for the three months ended March 31, 2006 and 2005 totaled $0.4 million and $1.4 million, respectively, and is included in selling, general and administrative expenses in the condensed consolidated statement of operations only for the period ended March 31, 2006. There was no income tax benefit or excess tax benefit related to stock-based compensation during the three months ended March 31, 2006 and 2005. There were no capitalized stock-based compensation costs for the three months ended March 31, 2006 and 2005.

QuadraMed has determined pro-forma information regarding net income and earnings per share as if we had accounted for employee stock options under the fair value method as required by SFAS No. 123. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Had compensation cost for the Company’s stock option plans been determined consistent with SFAS No. 123(R) the Company’s reported net loss and net loss per share would have been changed to the amounts indicated below (in thousands except per share data):

	Three months ended March 31,
	2006	2005
Net loss attributable to common shareholders, as reported	$(3,082)	$(3,695)
Add: Stock-based employee compensation expense in reported net loss, net of tax	367	734
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(367)	(1,369)

Pro forma net loss	$(3,082)	$(4,330)

Basic and diluted net loss per common share, as reported	$(0.07)	$(0.09)
Basic and diluted net loss per common share, pro forma	$(0.07)	$(0.11)

Stock Incentive Plans

The Company has issued stock options and restricted stock under its 1996 Stock Incentive Plan (the “1996 Plan”), the 1999 Supplemental Stock Option Plan (the “1999 Plan”), and the 2004 Stock Compensation Plan (the “2004 Plan”), all of which were approved by stockholders. The 2004 Plan superseded the 1996 Plan, as amended, and the 1999 Plan, as amended, as of May 6, 2004, although stock options and restricted stock under the 1996 and 1999 Plans outstanding as of that date remain subject to the terms of those plans. Significant grants were made outside these plans pursuant to contracts with executives as an inducement to employment. Total non-plan stock options outstanding at March 31, 2006 were 1,575,000.

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

The exercise price per share for an incentive stock option cannot be less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value on the date of grant. Option grants under the 1996 Plan generally expire 10 years from the date of grant and generally vest over a four-year period. Options granted under the 1996 Plan are exercisable subject to the vesting schedule. QuadraMed’s stockholders had authorized a total of 8,651,097 shares of common stock for grant under the 1996 Plan, of which 4,832,256 were outstanding at March 31, 2006. There were no shares available for grant at March 31, 2006.

1999 Supplemental Stock Option Plan

In 1999, QuadraMed’s Board of Directors approved the 1999 Plan. The 1999 Plan permits non-statutory option grants to be made to employees, independent consultants, and advisors who are not QuadraMed officers, directors, or Section 16 insiders. The 1999 Plan is administered by the Board of Directors or its Compensation Committee and was scheduled to terminate in March 2009. The exercise price of all options granted under the 1999 Plan may not be less than 100% of fair market value on the date of the grant. Options vest on a schedule determined by the Board of Directors or the Compensation Committee with a maximum option term of 10 years. QuadraMed’s stockholders had authorized a total of 3,519,258 shares of common stock, for grant under the 1999 Plan, of which 1,271,938 were outstanding at March 31, 2006. There were no shares available for grant at March 31, 2006.

2004 Stock Compensation Plan

On April 1, 2004, QuadraMed’s Board of Directors approved the 2004 Plan. QuadraMed’s stockholders ratified the adoption of the 2004 Plan on May 6, 2004 at QuadraMed’s 2004 Annual Meeting of Stockholders. The 2004 Plan replaces the 1996 Plan and 1999 Plan with respect to the un-issued shares of common stock that were remaining in the 1996 Plan and the 1999 Plan on the date the 2004 Plan was ratified. Awards previously granted under the 1996 Plan and 1999 Plan remain subject to the terms of those plans. QuadraMed stockholders have authorized 1,536,369 shares of common stock for grant under the 2004 Plan, of which 660,138 were outstanding at March 31, 2006. There were 876,231 shares available for grant at March 31, 2006.

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

Employee Stock Purchase Plan

QuadraMed’s 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) was adopted by the Board of Directors in January 2002. A total of 453,450 shares of common stock are reserved for issuance under the 2002 Purchase Plan, pursuant to which eligible employees are able to contribute up to 10% of their compensation for the purchase of QuadraMed common stock at a purchase price of 85% of the lower of the fair market value of the shares on the first or last day of the six-month purchase period. As of December 31, 2005, 63,570 shares are available for issuance. The Board has approved an increase in the number of shares reserved under the 2002 Purchase Plan to 703,450, which will be submitted to the stockholders for approval at the 2006 Annual Stockholders meeting. Stock-based compensation expense relating to shares purchased on behalf of plan participants for the three months ended March 31, 2006 and 2005 totaled $7,231 and $13,344, respectively.

Stock Options:

Stock options generally vest ratably over four years from date of grant and terminate ten years from date of grant. The exercise price of the options granted equaled or exceeded the market value of the common stock at the date of the grant. A summary of the stock option activity under all plans is as follows (in thousands except per share data):

	Number of Shares	Weighted Average Exercised Price
Options outstanding, January 1, 2006	8,387	$3.64
Granted	232	1.72
Exercised	(148)	1.24
Cancelled	(132)	5.92

Options outstanding, March 31, 2006	8,339	$3.59

Options exercisable, March 31, 2006	6,789	$4.00

Stock-based compensation expense relating to stock options for the three months ended March 31, 2006 and 2005 totaled $271,000 and $635,000, respectively. Compensation expense for the three months ended March 31, 2005 was recognized on a proforma basis only.

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at March 31, 2006 were 6.0 years and $2.0 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at March 31, 2006 were 5.2 years and $1.4 million, respectively. As of March 31, 2006, unrecognized compensation expense related to stock options totaled approximately $1.7 million, which will be recognized over a weighted average period of 1.5 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2006	2005
Expected dividend yield	—	—
Expected stock price volatility	85.97%	148.70%
Risk-free interest rate	4.53%	3.88%
Expected life of options	5.73 years	4.25 years

The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and has no present intention of doing so. The risk-free interest rate is based on U.S. treasury yield curve in effect at the time of the grant for a term equivalent to the expected life of the option. The expected life and expected volatility are based on historical experience. The Company uses an estimated forfeiture rate of 31.09% for calculating stock-based compensation expense related to stock options and this rate is based on historical experience.

Based on the above assumptions, the weighted average estimated fair value of options granted during the three months ended March 31, 2006 was $1.36. There were no options granted during the three months ended March 31, 2005. As of March 31, 2006, unrecognized compensation expense related to stock options totaled approximately $1.0 million, which will be recognized over a weighted average period of 2.3 years.

Restricted Share Awards:

The Company issues its common stock as restricted share awards at no exercise price as provided for under QuadraMed’s stock compensation plans and other contractual commitments. The grants are generally made to certain senior executives for no monetary consideration. The majority of the restrictions lapse over three to four years. The Company records the fair value of the restricted shares on the date they are granted as deferred compensation within the Stockholders’ Equity section of the condensed consolidated balance sheets. Deferred compensation has been combined with additional paid-in-capital as a result of the adoption of SFAS No. 123(R). This amount is amortized as compensation expense over the period in which the restrictions lapse.

A summary of our restricted stock awards as of March 31, 2006 is as follows (in thousands except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards, as of January 1, 2006	650	$1.77
Granted	—	—
Restrictions released	—	—
Forfeited	—	—

Restricted stock awards, as of March 31, 2006	650	$1.77

Stock-based compensation expense relating to restricted share grants for the three months ended March 31, 2006 and 2005 totaled $100,000 and $700,000, respectively. During the three months ended March 31, 2005, $600,000 was charged to severance expense relating to the early-vesting of restricted stock to former officers of the Company.

11. MAJOR CUSTOMERS

For the quarter ended March 31, 2006, sales to Veterans Health Administration facilities accounted for approximately 12% of our total revenues.

12. LITIGATION AND OTHER MATTERS

As previously disclosed, on November 15, 2004, QuadraMed Corporation (the “Company”) received a letter from MedCath Incorporated (“MedCath”), which provided notice of MedCath’s decision to terminate the Master Software License and Services Agreement, dated November 20, 2002, by and between QuadraMed Affinity and MedCath (the “Contract”). On or about November 15, 2004, MedCath filed a complaint against the Company in Mecklenburg County, North Carolina, Superior Court Division (Case No. 04CVS20137). In its complaint, MedCath alleged that we were in breach of the Contract due to uncured deficiencies in the products and sought at least $5 million in damages, plus litigation costs. On December 9, 2004, we filed a motion to dismiss the MedCath complaint on the grounds that the complaint fails to state a claim upon which relief can be granted. We also filed a counterclaim against MedCath seeking no less than $1.14 million in unpaid amounts due to us, plus litigation costs, for MedCath’s breach of the Contract by failing to pay licensing fees due to the Company.

On April 28, 2006, we settled this litigation with MedCath. Pursuant to the Release and Settlement Agreement (the “Settlement Agreement”), the Company paid MedCath a settlement payment of $2 million and the parties filed a Joint Stipulation of Dismissal, with prejudice, of this lawsuit on May 8, 2006. Further, the Contract and all obligations thereunder terminated, and the Company removed MedCath’s name from all Company websites and marketing materials. The parties have entered into mutual general releases regarding the Contract and both will bear their own attorneys’ fees and costs.

QuadraMed funded the settlement amount from available operating cash. In addition to amounts already recorded at December 31, 2005 and amounts covered by insurance, the Company has recorded a charge of approximately $1 million related to the settlement in its three month period ended March 31, 2006.

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

	Three months ended March 31,
	2006		2005
Revenue
Services	$2,915	10%	$3,077	10%
Maintenance	13,562	47%	13,410	44%
Installation and other	2,872	10%	2,696	9%

Services and other	19,349	67%	19,183	63%

Licenses	9,182	32%	10,352	34%

Hardware	397	1%	840	3%

Total revenue	28,928	100%	30,375	100%

Cost of revenue
Cost of services and other	7,462	39%	7,319	38%

Royalties and other	2,763	30%	2,167	21%
Amortization of acquired technology and capitalized software	996	11%	1,035	10%

Cost of licenses	3,759	41%	3,202	31%
Cost of hardware	363	91%	965	115%

Total cost of revenue	11,584	40%	11,486	38%

Gross margin	17,344	60%	18,889	62%

Operating expenses
General and administration	6,622	23%	6,110	20%
Software development	8,114	28%	7,717	25%
Sales and marketing	3,491	12%	4,072	13%
Amortization of intangible assets and depreciation	577	2%	1,228	4%
Loss on lease Obligation	546	2%	363	1%

Total operating expenses	$19,350	67%	$19,490	64%

Loss from operations	$(2,006)		$(601)

Revenue

Total revenue. Total revenue for the three months ended March 31, 2006 was $28.9 million compared to $30.4 million for the three months ended March 31, 2005. The net decrease of $1.5 million or 5% was due primarily to a $2.2 million decrease in revenues from our Enterprise products, principally Affinity and MPI products; this was partially offset by a $0.7 million increase in government revenue.

Services and other. Services and other revenue consist of professional services, such as implementation and installation services, training, maintenance, which consists of technical support and product upgrades, reimbursable expenses and other services revenue. Professional services are typically provided over a period of three to nine months for the HIM Software products and two to three years for Affinity and other Enterprise products. These services are provided subsequent to the signing of a software license arrangement and depend in large part on our software license revenues. Our maintenance revenue depends on both licenses of our software products and renewals of maintenance agreements by our existing customer base.

Services revenue for the three months ended March 31, 2006 was $2.9 million or 10% of total revenue, compared to $3.1 million or 10% of total revenue for the three months ended March 31, 2005. The net decrease of $0.2 million or 6% was the result of a decrease in services revenue for government products.

Maintenance revenue for the three months ended March 31, 2006 was $13.6 million, compared to $13.4 million for the three months ended March 31, 2005. Maintenance revenue, as a percentage of total revenue, was 47% and 44% for the three months ended March 31, 2006 and 2005, respectively. The net increase in maintenance revenue is principally due to contractually-based increases in support fees for the Enterprise products, offset in part by non-renewals of annual maintenance agreements.

Installation and other services revenue increased to $2.9 million or 10% of total revenue during the three months ended March 31, 2006 from $2.7 million or 9% of total revenue during the three months ended March 31, 2005. The net increase of $0.2 million was the result of an $0.8 million increase for government products, offset by a $0.6 million decrease in installation revenue related to Affinity and other Enterprise products. Installation and other revenue for government and HIM products are typically recognized upon completion of a contract, whereas the installation and other revenue for Enterprise products are recognized on a percentage of completion basis.

Licenses. License revenue consists of fees and licenses of our owned, proprietary software, as well as third-party owned software that we bundle into our suite of products. License revenue for the three months ended March 31, 2006 was $9.2 million, compared to $10.4 million in the corresponding period of 2005. License revenue as a percentage of total revenue was 32% and 34% for the three months ended March 31, 2006 and 2005, respectively. The net decrease of $1.2 million or 12% was the result of a $1.6 million decrease in license revenue from our Enterprise products, principally Affinity, compared to the same quarter in the prior year. This decrease is partially attributable to a decreased number and size of active Affinity projects compared to the same period in the prior year. This decrease is partially offset by an increase in license revenue from our HIM and government products totaling approximately $0.4 million.

Hardware. Hardware revenue consists of the sale of third-party hardware purchased specifically for use by our customers. Hardware revenue was $0.4 million during the three months ended March 31, 2006 compared to $0.8 million during the three months ended March 31, 2005. Hardware revenue, as a percentage of total revenue, was 1% and 3% for the three months ended March 31, 2006 and 2005, respectively.

Revenue recognized for the three months ended March 31, 2006 and 2005 includes:

•	Amounts initially recorded as deferred revenue in which the Company has now completed its contractual commitments;
•	Service revenue relating to installation and training, during the period; and
•	Revenues recognized on a cash-basis after the Company’s contractual commitment has been completed.

The following table is a summary roll forward schedule of deferred revenue (in thousands):

	For the Three Months Ended March 31
	2006	2005
Deferred revenue, beginning balance	$52,169	$44,040
Add: revenue deferred	36,993	39,767
Less: deferred revenue recognized	(28,747)	(29,173)

Deferred revenue, ending balance	$60,415	$54,634

Cost of Revenue

Cost of services and other. Cost of services and other consists of salaries and related expenses associated with services performed for customer support, installation, maintenance and consulting services. Cost of services and other for the quarter ended March 31, 2006 was $7.5 million, compared to $7.3 million in the corresponding period in 2005. As a percentage of services and other revenue, cost of services and other was 39% and 38% for the three months ended March 31, 2006 and 2005, respectively. The net $0.2 million increase was primarily attributable to an increase in personnel related costs partially offset by a decrease in consulting costs.

Cost of licenses. Cost of licenses consists primarily of the cost of third-party software, royalties and amortization of capitalized software and acquired technology. A significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to software embedded within our software applications. Generally, third-party royalty fees fluctuate based on revenue, or the number of customers or licensed users, and therefore may fluctuate on a quarter to quarter basis. Cost of licenses for the three months ended March 31, 2006 was $3.8 million, compared to $3.2 million for the three months ended March 31, 2005. As a percentage of license revenue, cost of licenses was 41% and 31% for the three months ended March 31, 2006 and 2005, respectively. The net increase of $0.6 million was primarily attributable to increases in third party license costs, and cost of license as a percentage of revenue increased as a result of the increase in costs and a decrease in higher margin Enterprise product license revenue as previously discussed.

Cost of hardware. Cost of hardware consists of third-party hardware and installation costs, primarily related to Affinity contracts. Cost of hardware for the three months ended March 31, 2006 was $0.4 million, compared to $1.0 million for the three months ended March 31, 2005. As a percentage of hardware revenue, cost of hardware was 91% and 115% for the three months ended March 31, 2006 and 2005, respectively.

Gross Margin

Overall, gross margin declined by 2% for the three months ended March 31, 2006 to 60% as compared to 62% for the three months ended March 31, 2005. Gross margin on license revenue declined by 10% from 69% in the three months ended March 31, 2005 to 59% during the three months ended March 31, 2006. Gross margin on services and other revenue declined by 1% from 62% to 61% due to increased personnel related costs. The gross margin on hardware revenue improved from a negative margin for the first three months of 2005 to 9% in the three month period ending March 31, 2006.

Operating Expenses

General and administration. General and administration expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administration expense increased to $6.6 million for the three months ended March 31, 2006, compared to $6.1 million for the three months ended March 31, 2005. As a percentage of total revenue, general and administration expense was 23% and 20% for the three month period ended March 31, 2006 and 2005, respectively. The overall $0.5 million increase is primarily attributable to a $1.1 million charge recorded in the current quarter as a result of the settlement of litigation, including legal fees, with MedCath as discussed in Note 14 – Litigation and Other Matters; this was partially offset by a $0.3 million decrease in personnel related costs, and a $0.2 million decrease in bad debt expense.

Software development. Software development expense includes costs associated with the development of new products for which technological feasibility has not been achieved, enhancements of existing products, maintenance and quality assurance activities, and is primarily comprised of compensation and benefits costs. Software development costs during the three months ended March 31, 2006 were $8.1 million compared to $7.7 million during the three months ended March 31, 2005. As a percentage of total revenue, software development costs were 28% and 25% for the quarters ended March 31, 2006 and 2005, respectively. The net increase of $0.4 million was primarily attributable increased personnel costs.

Sales and marketing. Sales and marketing expense includes costs associated with our sales and marketing personnel and consists primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses. Sales and marketing expense decreased $0.6 million for the three months ended March 31, 2006 to $3.5 million, from $4.1 million for the three months ended March 31, 2005. As a percentage of total revenue, sales and marketing expenses decrease to 12% during the three months ended March 31, 2006 from 13% during the three months ended March 31, 2005. The net decrease was primarily attributable to a $0.5 million decrease in wage related expenses as a result of our corporate reorganization and a reduction in our workforce in 2005, combined with a $0.1 million decrease in commissions during the first quarter of 2006.

Amortization of intangible assets and depreciation. Amortization of intangible assets and depreciation expense decreased to $1.1 million for the three months ended March 31, 2006 from $1.6 million during the three months ended March 31, 2005. The net decrease was principally the result of a non-cash write-off of certain fixed assets at closed office locations during the first quarter of 2005.

Other Income (Expense)

Other income (expense), net. Net other income was $0.3 million during the three months ended March 31, 2006 compared to net other expense of $0.2 million in the corresponding quarter in 2005. The increase was primarily due to the increased interest income earned on investments. Interest expense for the quarters ended March 31, 2006 and 2005 was $0.1 million and $0.2 million, respectively. The majority of interest expense for both periods was non-cash charges.

Income Taxes

Provision for income taxes for the quarters ended March 31, 2006 and 2005 was $0.1 million and $11,000, respectively. The net increase was the result of minimum state income tax payments during the first quarter of 2006, and the recording of deferred income tax expense related to the amortization of goodwill for tax purposes.

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

The results of operations for Financial Services Division are presented as a discontinued operation in 2005. The Financial Services Division’s operating results were as follows (in thousands):

	For the Three Months Ended March 31
	2006	2005
Revenue	$—	$223

Loss from operations	—	(772)
Exit cost of facility closing	—	(1,032)
Other	—	118

Total Loss	$—	$(1,686)

Liquidity and Capital Resources

Balance Sheet

As of March 31, 2006, we had $36.8 million in cash, cash equivalents and short-term investments, compared to $33.0 million as of December 31, 2005. As of March 31, 2006, our working capital was $(6.5) million compared to $(7.0) million as of December 31, 2005. Our working capital deficiency of $6.5 million is primarily a result of $60.4 million of deferred revenue and $7.8 million of dividends payable. We have the option to pay the accelerated dividends, as discussed in Note 7, in cash or common stock. We do not have any bank borrowing outstanding at March 31, 2006. We believe that we have sufficient liquidity to meet our short-term cash requirements.

Accounts receivable increased by $0.6 million to $27.7 million as of March 31, 2006 from $27.1 million as of December 31, 2005, on a net basis. Accounts receivable increased mainly due to the timing of annual maintenance billings, offset by strong cash collections during the first quarter of 2006. For the three months ended March 31, 2006, bad debt expense was $0.4 million. As of March 31, 2006, the allowance for doubtful accounts increased slightly to $4.4 million when compared to $4.2 million as of March 31, 2005. QuadraMed maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of QuadraMed’s customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowance might be required. Days Sales Outstanding were 84 at March 31, 2006 and 81 at December 31, 2005.

Prepaid expenses and other current assets decreased by approximately $1.0 million from December 31, 2005 to March 31, 2006 primarily due to a decrease in prepaid government royalties, and prepaid rent offset by increased deferred expenses. Government royalties are typically one year arrangements with the highest volumes experienced in the September/October timeframe due to the timing of the Government’s fiscal year end.

Accounts payable and accrued expenses decreased by $0.2 million to $3.4 million at March 31, 2006 from $3.6 million at December 31, 2005, principally due to timing of payments made during the quarter, offset in part by accruals for litigation and other legal expenses incurred during the first quarter of 2006.

Accrued payroll and related expenses decreased by $1.5 million to $5.9 million at March 31, 2006 from $7.4 million at December 31, 2005, principally due to the payment of accrued annual bonuses in March, and a reduction in accrued severance and vacation accruals, all offset by an increase in the accrual for medical insurance.

Deferred revenue increased by $8.2 million from $52.2 million at December 31, 2005, to $60.4 million at March 31, 2006. The increase was primarily related to annual maintenance billings that occurred during the first quarter of 2006.

Cash Flows

The Company’s consolidated statement of cash flows is summarized below (in thousands):

	For the Three Months Ended March 31,
	2006	2005
Cash provided by (used in) operating activities	$5,264	$(788)
Cash used in investing activities	(142)	(385)
Cash used in financing activities	(1,378)	(877)
Net increase (decrease) in cash and cash equivalents	3,744	(2,050)

During the three months ended March 31, 2006, $5.3 million was provided by operating activities, as compared to the same period in 2005, where $0.8 million was used in operating activities. The net loss of $3.1 million was offset by non-cash charges totaling $4.2 million, including depreciation and amortization of $2.2 million, bad debt expense of $0.4 million, preferred stock accretion of $1.2 million, and $0.4 million of stock-based compensation expense. An increase in accounts receivable of $1.0 million and decrease in prepaid expenses of $0.9 million resulted in a net decrease in cash from operating activities of $0.1 million. The change in accounts receivable was principally due to an increase in unbilled accounts receivable and annual maintenance billings offset by strong cash collections in the first quarter of 2006. Decreases in accounts payable and accrued liabilities during the first quarter of 2006 in the amount of $3.9 million further decreased cash from operations. These decreases were offset in part by an $8.2 million increase in deferred revenue. During the three months ended March 31, 2005, the $0.8 million of cash flow used in operating activities, resulted primarily from a net loss of $3.7 million, reduced by $5.8 million of non-cash charges including $2.8 million of depreciation and amortization, $1.2 million of preferred stock accretion, $0.2 million of bad debt expense, exit costs of facility closing of $0.9 million, and $0.7 million of stock-based compensation expense. An increase in accounts receivable reduced cash from operating activities by $10.4 million. This was principally a result of annual maintenance billings to customers in the first quarter of 2005. Decreases in accounts payable and accrued liabilities during the 2005 quarter of $5.0 million further reduced operating cash. These reductions were offset in part by a $1.9 million decrease in prepaid expenses and a $10.6 million increase in deferred revenues.

Cash flows from investing activities used $0.1 million during the three months ended March 31, 2006. This resulted primarily from the purchase of property and equipment. For the three months ended March 31, 2005, investing activities used $0.4 million, also primarily for the purchase of property and equipment.

Financing activities used cash of $1.4 million for the three months ended March 31, 2006 primarily due to the payment of $1.6 million for dividends on the Series A Preferred Stock, offset by $0.2 million in proceeds from the issuance of common stock under the employee stock purchase plan, and the issuance of common stock upon the exercise of employee stock options. For the three months ended March 31, 2005, financing activities used cash of $0.9 million primarily due to the payment of $1.4 million for dividends on the Series A Preferred Stock, offset by $0.5 million provided from the issuance of common stock under the employee stock purchase plan, and issuance of common stock upon the exercise of employee stock options.

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of March 31, 2006 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Accrued dividends(1)	$7,779	$5,750	$2,029	$—	$—
Operating leases(2)	20,863	4,996	12,317	3,550	—

Total contractual obligations	$28,642	$10,746	$14,346	$3,550	$—

Other Commercial Commitments
Standby letters of credit(3)	$2,375	$2,026	$—	$—	$349

Total commercial commitments	$2,375	$2,026	$—	$—	$349

(1)	The Series A Preferred Stock holders have an option to convert and receive, when declared by the Board, dividends equal to the total previously unpaid dividends payable from effective date of conversion through June 1, 2007 at a rate of $1.375 per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common shares or any combination thereof at the option of the Company. Please see Note 7 of our notes to consolidated financial statements included herein.
(2)	The Company plans to sublease the vacant San Rafael, California facility in 2006. The San Rafael lease payments total approximately $4.9 million for years 2006 through 2009. Of this amount, the minimum rent payments totaling $3.8 million are included in the schedule above. As a result, these amounts may become payable prior to the original contract term.
(3)	The less than 1 year amount of $2.0 million includes a $1.0 million letter of credit in favor of the State of New Jersey under its contract and a $1.0 million letter of credit in favor of another customer under its contract. The remainder represents security deposits for leased facilities.

We believe that we will have sufficient liquidity and capital resources to fund our obligations through the next twelve months.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments. In addition, cash used in investing activities may fluctuate due to our software development efforts, any acquisition or disposition we may undertake, and costs associated with our investments in fixed assets and information technology. For additional discussion, see Part II, Item 1A. Risk Factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to the market risks discussed herein, refer to our discussion of business risks in Part II, Item 1A. Risk Factors.

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

The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2006 (in thousands, except average interest rates):

	Aggregate Fair Value	Weighted Average Interest Rate
Total cash and cash equivalents(1):
Cash	$20,112
Money Market funds	16,674	3.83%

Total cash and cash equivalents(1)	$36,786

Long-term investments:
Corporate debt securities	$497	5.29%
Debt issued by US government	828	4.93%

Total long-term investments	$1,325

(1)	Excluded from the fair value of the principal amounts of cash is $2.4 million, which is restricted cash that is held in escrow for rental properties, and meeting customer performance expectations.

Performance of Equity Markets

The performance of the equity markets can have an effect on our operations as certain of our variable life insurance policies have premiums invested in equity securities.

Foreign Currency Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. Changes in foreign exchange rates did not materially impact our results of operations. For the three months ended March 31, 2006, less than 2% of total revenue was denominated in currencies other than the U. S. dollar and less than 2% of our total direct and operating costs were incurred in currencies other than the U. S. dollar.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board of Directors. As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, on November 15, 2004, QuadraMed Corporation (the “Company”) received a letter from MedCath Incorporated (“MedCath”), which provided notice of MedCath’s decision to terminate the Master Software License and Services Agreement, dated November 20, 2002, by and between QuadraMed Affinity and MedCath (the “Contract”). On or about November 15, 2004, MedCath filed a complaint against the Company in Mecklenburg County, North Carolina, Superior Court Division (Case No. 04CVS20137). In its complaint, MedCath alleged that we were in breach of the Contract due to uncured deficiencies in the products and sought at least $5 million in damages, plus litigation costs. On December 9, 2004, we filed a motion to dismiss the MedCath complaint on the grounds that the complaint fails to state a claim upon which relief can be granted. We also filed a counterclaim against MedCath seeking no less than $1.14 million in unpaid amounts due to us, plus litigation costs, for MedCath’s breach of the Contract by failing to pay licensing fees due to the Company.

On April 28, 2006, we settled this litigation with MedCath. Pursuant to the Release and Settlement Agreement (the “Settlement Agreement”), the Company paid MedCath a settlement payment of $2 million and the parties filed a Joint Stipulation of Dismissal, with prejudice, of this lawsuit on May 8, 2006. Further, the Contract and all obligations thereunder terminated, and the Company removed MedCath’s name from all Company websites and marketing materials. The parties have entered into mutual general releases regarding the Contract and both will bear their own attorneys’ fees and costs.

QuadraMed funded the settlement amount from available operating cash. In addition to amounts already recorded at December 31, 2005 and amounts covered by insurance, the Company has recorded a charge of approximately $1 million related to the settlement in its three month period ended March 31, 2006.

Item 1A. Risk Factors

The Company believes there have been no material changes to risk factors previously disclosed in our Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 16, 2006.

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

We Have Incurred Losses from Continuing Operations for the Past Five Years, Except 2001. Our Losses Have Adversely Affected Our Ability to Compete.

We incurred losses from continuing operations of $1.5 million, $34.8 million, $19.0 million and $19.9 million for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, and we had income from continuing operations of $6.3 million in 2001. We also incurred loss from continuing operations of $1.8 million for the three months ended March 31, 2006.

Our losses have impaired our ability to market our products and services in competition against companies that are more profitable. If we are unable to achieve or sustain profitability, it may impair our ability to compete effectively.

Failure to Achieve and Maintain Effective Internal Controls Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price.

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing these assessments. These reports were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 16, 2006. As indicated in that Annual Report and as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 25, 2005, as amended by Amendment No. 1, filed with the SEC on April 29, 2005, and Amendment No. 2, filed with the SEC on January 4, 2006 and in the Company’s Quarterly Reports on Form 10-Q, filed with the SEC on May 10, 2005 (as amended and filed on January 4, 2006), August 9, 2005 and November 9, 2005, our management identified control deficiencies and material weaknesses in internal control over financial reporting and in our disclosure controls and procedures as of December 31, 2004 and as of the end of each quarter in 2005 through September 30, 2005. During 2005, the Company invested significant time and resources to remediate such material weaknesses, and as such, there were significant changes in our internal control over financial reporting during 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in a positive way. As a result of these remediation efforts, our management believes that our internal control over financial reporting and disclosure controls and procedures are effective as of December 31, 2005 and March 31, 2006.

However, if we fail to achieve and maintain the adequacy of our internal control over financial reporting and disclosure controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition, are important in helping ensure that we produce reliable financial reports and prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the trading price of our stock could drop significantly.

Additional Costs for Complying With Recent and Proposed Future Changes in SEC, American Stock Exchange and Accounting Rules Could Adversely Affect Our Profits.

Recent and proposed future changes in SEC and American Stock Exchange rules, as well as changes in accounting rules, have caused us, and will continue to cause us, to incur additional costs including professional fees and added personnel costs, in order to keep informed of the changes and operate in a compliant manner. We incurred, and expect to continue to incur, additional general and administrative expenses in order to maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to report on, and our independent auditors to attest to, our internal controls. These additional costs may be significant enough to cause our financial position and results of operation to be adversely affected. In addition, compliance with these rules could also result in continued diversion of management’s time and attention, which could prove to be disruptive to our normal business operations. Failure to comply with any of the laws and regulations could adversely impact market perception of our Company, which could make it difficult to access the capital markets or otherwise finance our operations in the future.

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

In addition to the foregoing, a significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to third-party software embedded within our software applications. The cost of third-party software royalties and licenses, as a percentage of total cost of revenue, was approximately 21%, 20% and 13% for the years ended December 31, 2005, 2004, and 2003, respectively. For the quarters ended March 31, 2006 and 2005, third-party software royalties and licenses, as a percentage of total cost of revenue, was 22.8% and 16.2%, respectively. Generally, royalty fees for third-party licenses will fluctuate based on revenue or the number of our customers and therefore will fluctuate on a quarter-to-quarter basis.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. In April 2005, the SEC extended the effective date of SFAS No. 123(R) requiring compliance by public companies for annual, rather than interim, periods that begin after June 15, 2005. Under SFAS No. 123(R), pro forma disclosure is no longer an alternative. As permitted by the former FASB statement, SFAS No. 123, the Company has accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and as such, has generally recognized no compensation cost for employee stock options.

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

We Do Not Expect to Pay Cash Dividends on Common Stock in the Foreseeable Future.

We have not declared or paid cash or other dividends on our common stock and do not expect to pay cash dividends for the foreseeable future. Our ability to pay dividends is also restricted by the terms of our Series A

Preferred Stock which require us to pay full cumulative dividends on the Series A Preferred Stock before making any dividend payment on our common stock. Generally, the Series A Preferred Stock is entitled to quarterly dividends of $0.34375 (5.5% per annum) per share. However, as provided in the Certificate of Designation relating to the Series A Preferred Stock, because a registration statement for the Series A Preferred Stock was not declared effective by the SEC on or before June 15, 2005, the dividend rate for such stock increased to $0.40625 per quarter (6.5% per annum) commencing on June 16, 2005, and such rate will apply until the date such registration statement is declared effective. Upon conversion of the Series A Preferred Stock into shares of common stock, the Series A Preferred stockholders have the right to receive, when declared by our Board of Directors, dividends equal to the total previously unpaid dividends payable from the effective date of conversion through June 1, 2007 at a rate of $1.375 per share per annum or 5.5% per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common shares, or any combination thereof at our option. We currently intend to retain all future earnings for use in the operation of our business and to fund future growth. Any future cash dividends will depend upon our results of operations, financial conditions, cash requirements, the availability of a surplus and other factors.

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

We Face Product Development Risks Associated with Rapid Technological Changes.

The healthcare software market is highly fragmented and characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Our success depends on our ability to timely and effectively:

•	Offer a broad range of software products;

•	Enhance existing products and expand product offerings;

•	Respond promptly to new customer requirements and industry standards;

•	Remain compatible with popular operating systems and develop products that are compatible with new or otherwise emerging operating systems; and

•	Develop new interfaces with competing Healthcare Information Sysatem vendors to fully integrate our Quantim product suite in order to maximize features and functionality of the new products.

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

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we must test goodwill and other intangible assets for impairment at least annually and adjust them when impaired to the appropriate net realizable value. We performed an impairment test on the carrying value of our goodwill and other intangibles as of January 1, 2006 and 2005. We determined that there was no impairment as of these dates. In addition, our internally developed software has been capitalized assuming our earnings from these product developments exceed the costs incurred to develop them. If it is determined that these assets have been impaired and our future operating results will not support the existing carrying value of our intangible assets, we will be required to adjust the carrying value of such assets to net realizable value.

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

The Department of Veterans Affairs (“VA”) has awarded contract VA Blanket Purchase Agreement No. 101-049AH-005 (the “BPA”) to the Company, as disclosed in the Company’s press release dated April 27, 2005. The BPA is a five year single source contract covering approximately 128 VA facilities. Under the BPA, these VA facilities are to be contracted to use our products and services. Previously, both we and other vendors provided HIM software to these VA facilities. For the fiscal year ended December 31, 2005 and for the quarter ended March 31, 2006, we had approximately $12.1 million and $3.4 million, respectively, in revenue from providing VA facilities with software. As of December 31, 2005 and March 31, 2006, our HIM software constitutes approximately 90% of the products and services we provide to these facilities. The BPA contains additional HIM software discounts, but it increases the number of VA facilities using our products, so the overall financial impact of the BPA cannot be known. Additionally, the VA is directing the individual facilities to order their requirements for this HIM software under the BPA, but each VA facility orders the healthcare information management (“HIM”) software individually, and there can be no guarantee that a VA facility will order its HIM software and/or services from us. For these reasons there can be no assurances as to the material financial impact, if any, of the BPA; however, the award of the BPA allows many of the Company’s licenses and services to continue without interruption.

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

We Operate in a Highly Competitive Market.

Competition for our products and services is intense and is expected to increase. Increased competition could result in reductions in our prices, gross margins and market share and have a material adverse effect on our business, financial condition and results of operations. We compete with other providers of healthcare information software and services, as well as healthcare consulting firms. Some competitors have formed business alliances with other competitors that may affect our ability to work with some potential customers. In addition, if some of our competitors merge, a stronger competitor may emerge. Some principal competitors include:

•	In the market for enterprise healthcare information systems: McKesson Corporation, Inc., Siemens Health Services a division of Siemens Medical Solutions of Siemens AG, MediTech Corporation, Eclipsys Corporation and Cerner;

•	In the market for electronic document management products: McKesson Corporation, SoftMed Corporation Inc., FileNet, Streamlined Health, MedPlus, and Eclipsys Corporation;

•	In the market for MPI products and services: Initiate Systems, Inc., McKesson Corporation, Siemens Health Services a division of Siemens Medical Solutions of Siemens AG, and Medibase;

•	In the market for decision support products: Eclipsys Corporation, Healthcare Microsystems, Inc., a division of Health Management Systems Inc., McKesson Corporation, Siemens Health Services a division of Siemens Medical Solutions of Siemens AG, and MediQual Systems, Inc., a division of Cardinal Health, Inc.;

•	In the market for coding, compliance, data, and record management products in the Health Information Management Software Division: 3M Corporation, SoftMed Corporation, Inc., MetaHealth, Eclipsys Corporation and HSS, Inc.;

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

HIPAA is a federal law that affects the use, disclosure, transmission and storage of individually identifiable health information referred to as “protected health information.” As directed by HIPAA, the United States Department of Health and Human Services (“DHHS”) must promulgate standards or rules for certain electronic health transactions, code sets, data security, unique identification numbers, and privacy of protected health information. DHHS has issued some of these rules in final form, while others remain in development. In general, under these rules, we function as a “business associate” to some of our customers (who are considered to be “covered entities” under HIPAA). The three rules relevant to us and our customers – the Transactions Rule, the Privacy Rule, and the Security Rule – are discussed below. It is important to note that DHHS could, at any time in the future, modify any existing final rule in a manner that could require us to change our systems or operations.

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

Second, DHHS has published a final HIPAA privacy rule (“Privacy Rule”) which had a compliance date of April 14, 2003. The Privacy Rule is complex and far reaching. Similar to the Transactions Rule, as noted above, the Privacy Rule directly applies to covered entities. Also, covered entities are, in most instances, required to execute a contract with any business associate that performs certain services on the covered entity’s behalf involving the exchange or creation of protected health information. Our hospital and health plan customers are covered entities, and to the extent that we are required by our customer contracts to ensure that we comply with various aspects of the Privacy Rule, we believe that we meet the requirements of the Privacy Rule. The Privacy Rule and other similar state healthcare privacy regulations could materially restrict the ability of healthcare providers and health plans to disclose protected health information from patient records using our products and services, or it could require us to make additional capital expenditures to be in compliance. Accordingly, the Privacy Rule and state privacy laws may significantly impact our products’ use in the healthcare delivery system and, therefore, decrease our revenues, increase working capital requirements and decrease future business prospects.

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

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRAMED CORPORATION

Date: May 10, 2006	By:	/s/ KEITH B. HAGEN
Keith B. Hagen Chief Executive Officer

Date: May 10, 2006	By:	/s/ DAVID L. PIAZZA
David L. Piazza Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1**	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith