Form 10-Q
period 2006-06-30
QUADRAMED CORP
filed 2006-08-09
CIK 1018833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of July 26, 2006 there were 42,414,459 shares of the registrant’s common stock outstanding, par value $0.01.

QUADRAMED CORPORATION

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$39,154	$33,042
Accounts receivable, net of allowance for doubtful accounts of $3,878 and $4,177, respectively	22,840	27,089
Unbilled and other receivables	3,334	3,387
Notes and other receivables, net of allowance for doubtful accounts of $822 and $715, respectively	—	50
Prepaid expenses and other current assets	11,857	11,734

Total current assets	77,185	75,302

Restricted cash	2,368	2,391
Property and equipment, net of accumulated depreciation and amortization of $20,129 and $19,052, respectively	3,108	3,737
Capitalized software development costs, net of accumulated amortization of $12,980 and $12,562, respectively	63	481
Goodwill	25,983	25,983
Other intangible assets, net of accumulated amortization of $26,007 and $23,343, respectively	4,459	7,143
Other long-term assets	4,485	4,859

Total assets	$117,651	$119,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,932	$3,551
Accrued payroll and related	7,275	7,422
Other accrued liabilities	5,961	10,114
Dividends payable	6,488	9,054
Deferred revenue	54,554	52,169

Total current liabilities	78,210	82,310

Accrued exit cost of facility closing	2,812	3,613
Other long-term liabilities	2,993	2,781

Total liabilities	84,015	88,704
Stockholders’ equity
Preferred stock, $0.01 par, 5,000 shares authorized; 4,000 shares issued and outstanding	90,727	88,231
Common stock, $0.01 par, 150,000 shares authorized; 42,101 and 41,245 shares issued and outstanding, including 457 and 457 shares of treasury stock, respectively	426	417
Shares held in treasury	(5)	(5)
Additional paid-in-capital	303,394	302,324
Accumulated other comprehensive loss	(157)	(89)
Accumulated deficit	(360,749)	(359,686)

Total stockholders’ equity	33,636	31,192

Total liabilities and stockholders’ equity	$117,651	$119,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended, June 30,		Six months ended, June 30,
	2006	2005	2006	2005
Revenue
Services	$2,706	$3,547	$5,621	$6,624
Maintenance	14,241	13,975	27,803	27,385
Installation and other	3,283	2,408	6,155	5,104

Services and other revenue	20,230	19,930	39,579	39,113
Licenses	11,380	9,782	20,562	20,134
Hardware	418	971	815	1,811

Total revenue	32,028	30,683	60,956	61,058

Cost of revenue
Cost of services and other revenue	7,189	7,119	14,651	14,438

Royalties and other	3,026	2,259	5,790	4,426
Amortization of acquired technology and capitalized software	956	1,024	1,951	2,059

Cost of license revenue	3,982	3,283	7,741	6,485
Cost of hardware revenue	421	543	784	1,508

Total cost of revenue	11,592	10,945	23,176	22,431

Gross margin	20,436	19,738	37,780	38,627

Operating expense
General and administration	4,307	6,175	10,929	12,285
Software development	7,842	7,724	15,956	15,441
Sales and marketing	3,628	3,495	7,119	7,567
Amortization of intangible assets and depreciation	1,081	1,115	2,204	2,706

Total operating expenses	16,858	18,509	36,208	37,999

Income from operations	3,578	1,229	1,572	628

Other income (expense)
Interest expense, includes non-cash charges of $102, $191 and $221, $356, respectively	(103)	(191)	(226)	(360)
Interest income	399	120	765	221
Other income (expense), net	36	138	54	(16)

Other income (expense)	332	67	593	(155)

Income from continuing operations before income taxes	$3,910	$1,296	$2,165	$473
Provision for income taxes	(63)	(3)	(161)	(14)

Income from continuing operations	3,847	1,293	2,004	459
Loss from discontinued operations	—	—	—	(1,686)

Net income (loss)	$3,847	$1,293	$2,004	$(1,227)
Preferred stock accretion	(1,257)	(1,191)	(2,496)	(2,366)

Net income (loss) attributable to common shareholders	$2,590	$102	$(492)	$(3,593)

Income (loss) per share-basic
Continuing operations	$0.06	$0.00	$(0.01)	$(0.05)
Discontinued operations	—	—	—	(0.04)

Net income (loss)	$0.06	$0.00	(0.01)	$(0.09)

Income (loss) per share-diluted
Continuing operations	$0.03	$0.00	$(0.01)	$(0.05)
Discontinued operations	—	—	—	(0.04)

Net income (loss)	$0.03	$0.00	$(0.01)	$(0.09)

Weighted average shares outstanding
Basic	41,864	40,499	41,602	40,338

Diluted	78,072	73,992	41,602	40,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity	Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2005	4,000	$88,231	41,702	$417	(457)	$(5)	$302,324	$(89)	$(359,686)	$31,192	$(8,699)
Issuance of common stock	—	—	341	4	—	—	608	—	—	612	—
Issuance of common stock upon exercise of warrants	—	—	515	5	—	—	(5)	—	—	—	—
Accretion of preferred stock	—	2,496	—	—	—	—	—	—	(2,496)	—	(2,496)
Dividends declared	—	—	—	—	—	—	—	—	(500)	(500)	—
Stock-based compensation expense	—	—	—	—	—	—	467	—	—	467	—
Net unrealized loss on available-for- sale securities	—	—	—	—	—	—	—	(43)	—	(43)	(43)
Foreign currency translation	—	—	—	—	—	—	—	(25)	—	(25)	(25)
Other	—	—	—	—	—	—	—	—	(71)	(71)	—
Net income	—	—	—	—	—	—	—	—	2,004	2,004	2,004

Balance, June 30, 2006	4,000	$90,727	42,558	$426	(457)	$(5)	$303,394	$(157)	$(360,749)	$33,636	$(560)

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Cash flows from operating activities
Net income (loss) attributable to common shareholders	$2,590	$102	$(492)	(3,593)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,144	2,471	4,340	6,013
Preferred stock accretion	1,257	1,191	2,496	2,366
Impairment and other charges for Financial Services Division	—	—	—	914
Provision for bad debts	434	625	820	825
Stock-based compensation expense	293	—	660	—
Other	(21)	—	(21)	—

Changes in assets and liabilities:
Accounts receivable	4,469	3,825	3,429	(6,617)
Prepaid expenses and other	(490)	1,112	360	2,990
Accounts payable and accrued liabilities	(675)	1,763	(4,573)	(3,191)
Deferred revenue	(5,861)	(2,198)	2,385	8,396

Cash provided by operating activities	4,140	8,891	9,404	8,103
Cash flows from investing activities
Decrease (increase) in restricted cash	(57)	1,562	23	1,547
Capital expenditures	(269)	(501)	(500)	(804)
Other	7	(50)	16	(117)

Cash (used in) provided by investing activities	(319)	1,011	(461)	626
Cash flows from financing activities
Proceeds from issuance of common stock and other	172	108	419	606
Payment of preferred stock dividends	(1,625)	(1,375)	(3,250)	(2,750)

Cash used in financing activities	(1,453)	(1,267)	(2,831)	(2,144)

Net increase in cash and cash equivalents	2,368	8,635	6,112	6,585
Cash and cash equivalents, beginning of period	36,786	20,379	33,042	22,429

Cash and cash equivalents, end of period	$39,154	$29,014	$39,154	$29,014

Supplemental disclosure of cash flow information
Net cash (refunded) paid for taxes	(14)	—	11	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

Using QuadraMed’s end-to-end solutions which are designed to optimize the patient experience and leverage quality of care into payment, our clients seek to receive the proper reimbursement, in the shortest time, at the lowest administrative cost. Our products are designed to eliminate paper, improve processes, streamline efficiencies and decrease error through the effective management of patient clinical and financial records, resulting in better patient safety. Healthcare organizations of varying size – from small single-entity hospitals to large multi-facility care delivery organizations, acute care hospitals, specialty hospitals, Veterans Health Administration facilities and associated/affiliated businesses such as outpatient clinics, long-term care facilities and rehabilitation hospitals gain value from our solutions. Our products are sold as standalone, bundled or fully integrated software packages.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. We suggest that you read these interim financial statements in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual

Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006. In the opinion of management, the condensed consolidated financial statements for the periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results for the entire year ending December 31, 2006.

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

Use of Estimates in Preparation of Financial Statements

QuadraMed makes estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, contingent assets and liabilities, and revenues and expenses. Significant estimates and assumptions have been made regarding revenue recognition, the allowance for doubtful accounts, contingencies, litigation, valuation of stock option grants, intangibles resulting from our purchase business combinations and other amounts. QuadraMed bases its estimates and assumptions on historical experience and on various other assumptions which management believes to be reasonable under the circumstances. Uncertainties inherent in these estimates include, among other things, significant estimates within percentage-of-completion accounting. In addition, QuadraMed annually reviews its estimates related to the valuations of intangibles including acquired technology, goodwill, customer lists, trademarks and other intangibles and capitalized software. Actual results may differ materially from these estimates and assumptions.

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

Investments

QuadraMed considers its holdings of short-term and long-term securities, consisting primarily of fixed income securities, to be available-for-sale securities. The difference between cost or amortized cost (cost adjusted for amortization of premiums and accretion of discounts that are recognized as adjustments to interest income) and fair value, representing unrealized holdings gains or losses, net of the related tax effect, if any, is recorded, until realized, as a separate component of stockholders’ equity. Gains and losses on the sale of debt securities are determined on a specific identification basis. Realized gains and losses are included in other income (expense) in the accompanying Condensed Consolidated Statements of Operations.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, “(FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 on January 1, 2007 will have a material impact on its financial statements.

4. DISCONTINUED OPERATION – FINANCIAL SERVICES DIVISION AND EXIT COST OF FACILITY CLOSING

Financial Services Division

Due to increasing operating losses in our Financial Services Division (“FSD”), and the lack of a qualified buyer for the business, we announced the shutdown of this division on December 15, 2004. The shutdown of this division was completed on February 14, 2005.

In the first quarter of 2005, we recorded an additional $1.7 million loss from discontinued operations in connection with the closing of FSD in February. This loss included, among other things, severance costs and a $1.0 million charge related to the future lease obligations of the FSD’s office in San Marcos, California. In September 2005, the Company recorded an additional charge of $0.8 million related to the San Marcos, California lease, as a result of a change in sublease income assumptions.

The lease for this facility terminates in May 2008. Our annual cost under the lease is approximately $0.8 million. Effective July 1, 2006, QuadraMed entered into a sublease agreement for 100% of the rentable space in its abandoned San Marcos facility. The sublease is coterminous with the Company’s remaining lease term, commencing on July 1, 2006 and expiring May 21, 2008. Total sublease income to be derived under the sublease agreement is expected to be approximately $1.0 million over the life of the sublease. In connection with its evaluation of its lease liability associated with the closing of this facility, the Company will evaluate the impact of the sublease income on its calculation of exit cost of facility closing.

The results of operations for the Financial Services Division, as discussed above, are presented in the table below (in thousands):

	For the three and six months ended June 30,
	2006	2005
Revenues	$—	$223

Loss from operation	—	(772)
Exit cost of facility closing	—	(1,032)
Other	—	118

Total loss	$—	$(1,686)

Exit Cost of Facility Closing

During the fourth quarter of 2004, we vacated and closed our San Rafael, California facility as a result of the relocation of our headquarters to Reston, Virginia. The San Rafael lease payments total approximately $3.3 million for the years 2006 through 2009, including the Company’s share of common costs. The Company estimated its liability under its operating lease agreement, such estimate being reduced by the estimated sublease rental income. The present value of the estimated liability was recorded as an accrued exit cost of facility closing. The lease for this facility terminates in December 2009. Effective June 28, 2006, QuadraMed entered into a sublease agreement for approximately 33% of the rentable space in its abandoned San Rafael facility. The sublease is coterminous with the Company’s remaining lease term, commencing on July 28, 2006 and expiring December 31, 2009. Total sublease income to be derived under the sublease agreement is expected to be approximately $1.1 million over the life of the sublease. In connection with its evaluation of its lease liability associated with the closing of this facility, the Company will evaluate the impact of the sublease income on its calculation of exit cost of facility closing.

The following table sets forth a summary of the exit cost charges and accrued exit costs for both the San Marcos, California and San Rafael, California facilities as of June 30, 2006 and 2005 (in thousands):

	As of June 30,
	2006	2005
Exit Costs for the San Rafael Facility:
Accrued exit cost of facility closing, beginning of period	$4,217	$4,048
Payments made	(493)	(489)

Accrued exit cost of facility closing, end of period	$3,724	$3,559

Exit Costs for the San Marcos Facility:
Accrued exit cost of facility closing, beginning of period	$1,275	$—
Exit cost of facility closing, February 2005	—	1,032
Payments made	(339)	(273)

Accrued exit cost of facility closing, end of period	$936	$759

Summary:
Accrued Exit Cost Liability
Short-term	$1,848	$1,504
Long-term	2,812	2,814

Total	$4,660	$4,318

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

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets for the six month period ended June 30, 2006 were as follows (in thousands):

	As of December 31, 2005	Q1 2006 Activity	Q2 2006 Activity	As of June 30, 2006
Cost
Capitalized software	$13,043	$—	$—	$13,043
Goodwill	37,896	—	—	37,896
Other intangible assets	30,486	(11)	(9)	30,466

	81,425	(11)	(9)	81,405
Accumulated amortization
Capitalized software	$(12,562)	$(214)	$(204)	$(12,980)
Goodwill	(11,913)	—	—	(11,913)
Other intangible assets	(23,343)	(1,383)	(1,281)	(26,007)

	(47,818)	(1,597)	(1,485)	(50,900)
Net book value
Capitalized software	$481	$(214)	$(204)	$63
Goodwill	25,983	—	—	25,983
Other intangible assets	7,143	(1,394)	(1,290)	4,459

	$33,607	$(1,608)	$(1,494)	$30,505

Amortization of acquired technology, a component of other intangible assets, for the three months ended June 30, 2006 and 2005 was $752,000 and $781,000, respectively. For the six months ended June 30, 2006 and 2005, amortization was $1,533,000 and $1,562,000, respectively, and is included in cost of license revenue for the respective periods. No impairment charges were recorded during the three or six months ended June 30, 2006 or 2005.

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

Generally, the Series A Preferred Stock is entitled to quarterly dividends of $0.34 (5.5% per annum) and is convertible into shares of common stock of the Company at a conversion price of $3.10, equivalent to a conversion rate of 8.0645 shares of common stock for each share of Series A Preferred Stock. The initial conversion price of $3.40 (conversion rate of 7.3529 shares of common stock for each share of Series A Preferred Stock) decreased to $3.10 as of August 1, 2005, pursuant to the terms of the Certificate of Designation relating to the Series A Preferred Stock, as the volume weighted average of the daily market price per share during a period of 30 consecutive trading days equaled $2.75 or less during the one year period beginning on the first anniversary of the issue date. Additionally, as provided in the Certificate of Designation, because the Company had not as of June 15, 2005 completed the registration of the Series A Preferred Stock with the SEC, the dividend rate for such stock increased to $0.40625 per quarter ($1.625 per annum) on June 16, 2005, and such rate will apply until the date the stock is registered. The registration statement for the 4.0 million shares of Series A Preferred Stock, and the 32.3 million shares of common stock into which the Series A Preferred Stock may be converted, was filed with the SEC on February 6, 2006 as Pre-Effective Amendment No. 2 to Form S-3, but has not yet been declared effective. The Company has the right to demand conversion on or after May 31, 2007, in the event the volume weighted average of the daily market price per share during a period of 20 consecutive trading days equals or exceeds $5.10.

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

As a result of the aforementioned feature, at the date of issuance of the Series A Preferred Stock, the Company recorded dividends payable of $15.2 million, which represents the present value of the three-year dividends. The present value adjustment of $1.3 million is being amortized over three years as interest expense using the effective interest rate method. For the three months ended June 30, 2006 and 2005, interest expense totaled $84,000 and $149,000, respectively, and totaled $185,000 and $315,000 for the six months ended June 30, 2006 and 2005, respectively.

The carrying value of the Series A Preferred Stock was also reduced by $15.2 million, which represents the imputed discount on the Series A Preferred Stock and which is being accreted over three years using the effective interest rate method. Accretion on the preferred stock discount which was charged to accumulated deficit for the three months ended June 30, 2006 and 2005 was $1.3 million and $1.2 million, respectively, and $2.5 million and $2.4 million for the six month ended June 30, 2006 and 2005. If any Series A Preferred Stock shares are converted prior to the end of the three-year period, the related accretion will be accelerated. The Company determined that there was no beneficial conversion feature attributable to the Series A Preferred Stock.

The following table summarizes the Series A Preferred Stock activities (in thousands):

		As of June 30, 2006
Total issued		$100,000
Less: Issuance cost		(3,856)
Less: Unaccreted discount
Original present value of discount	(15,174)
2006 preferred stock accretion	2,496
2005 preferred stock accretion	4,796
2004 preferred stock accretion	2,465	(5,417)

Carrying value of preferred stock at June 30, 2006		$90,727

8. RESTRICTED STOCK GRANTS

During the three and six months ended June 30, 2006 and 2005, there was no common stock issued as a result of restricted stock grants. These grants are periodically made to certain senior executives for no monetary consideration. The majority of the Company’s restricted shares fully vest over three to four years. QuadraMed has recorded the fair value of the restricted shares on the date they were granted as deferred compensation within the Stockholders’ Equity section of the Condensed Consolidated Balance Sheets. This amount is amortized over the period in which the restrictions lapse. Compensation expense associated with the grants of restricted stock total $96,000 and $142,000 for the three months ended June 30, 2006 and 2005, respectively, and $193,000 and $285,000 for the six months ended June 30, 2006 and 2005, respectively. In addition to these amounts, $592,000 was charged to severance expense in the quarter ended March 31, 2005 relating to the early-vesting of restricted stock issued to a former officer of the Company.

As of June 30, 2006, restricted shares subject to forfeiture totaled 650,000.

9. NET LOSS PER SHARE AND COMPREHENSIVE LOSS

Basic loss per share is determined using the weighted average number of common shares outstanding during the period. Diluted loss per share is determined using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and conversion of the preferred stock (using the as-converted method). For the six month periods ended June 30, 2006 and 2005, common equivalent shares are excluded from the diluted computation as their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands):

	Three months ended June 30,
	2006	2005
Numerator:
Net income attributable to common shareholders	$2,590	$102
Denominator:
Weighted average number of common shares outstanding:
Basic	41,864	40,499
Diluted	78,072	73,992

Income per common share:
Basic	$0.06	$0.00
Diluted	$0.03	$0.00

	Six months ended June 30,
	2006	2005
Numerator:
Net loss attributable to common shareholders	$(492)	$(3,593)
Denominator:
Weighted average number of common shares outstanding:
Basic and diluted	41,602	40,338

Basic and diluted net loss per common share	$(0.01)	$(0.09)

As QuadraMed recorded net income for the three month periods ended June 30, 2006 and 2005, common equivalent shares were included in the diluted net income per share calculation. As QuadraMed recorded a net loss for the six month periods ended June 30, 2006 and 2005, no common equivalent shares were included in the diluted net income per share calculation because they were anti-dilutive. If QuadraMed had reported net income for those periods, the calculation of diluted earnings per share would have included the following common stock equivalent shares from the indicated equity instruments (in thousands):

	Three months ended June 30,
	2006	2005
Equity instruments:
Preferred stock	32,258	29,412
Warrants	2,939	3,265
Stock options	1,011	816

Total common stock equivalent shares	36,208	33,493

	Six months ended June 30,
	2006	2005
Equity instruments:
Preferred stock	32,258	29,412
Warrants	3,102	3,265
Stock options	893	692

Total common stock equivalent shares	36,253	33,369

QuadraMed’s comprehensive loss include the unrealized gain (loss) on available-for-sale securities and foreign currency translation adjustment. The following table sets forth the computation of comprehensive loss (in thousands):

	Six months ended June 30,
	2006	2005
Net income (loss) attributable to common shareholders	$(492)	$(3,593)
Unrealized loss	(43)	(6)
Foreign currency translation adjustment	(25)	(11)

Comprehensive loss	$(560)	$(3,610)

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

As permitted by SFAS No. 123, for 2005, the Company accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Effective January 1, 2006, we have adopted SFAS No. 123(R)’s fair value method of accounting for share based payments using the modified prospective transition method. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 illustrated in the disclosure of pro forma net income and net income per share contained in our notes to condensed consolidated financial statements included herein. Under the modified prospective method, compensation cost recognized in the three and six month periods ended June 30, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, less estimated forfeitures, and (b) compensation costs for all share-based payments granted and vested subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Stock-based compensation expense for the three months ended June 30, 2006 and 2005 totaled $0.3 million and $0.5 million, respectively, and $0.7 million and $1.9 million for the six months ended June 30, 2006 and 2005, respectively, and is included in selling, general and administrative expenses in the condensed consolidated statement of operations only for the three and six months ended June 30, 2006. There was no income tax benefit or excess tax benefit related to stock-based compensation during the three and six months ended June 30, 2006 and 2005. There were no capitalized stock-based compensation costs for the three and six months ended June 30, 2006 and 2005.

QuadraMed has determined pro-forma information regarding net income and earnings per share as if we had accounted for employee stock options under the fair value method as required by SFAS No. 123, for the three and six month periods ended June 30, 2005. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Had compensation cost for the Company’s stock option plans been determined consistent with SFAS No. 123(R) for the three and six months ended June 30, 2005, the Company’s reported net income (loss) and net income (loss) per share would have been changed to the amounts indicated below (in thousands except per share data):

	Three months ended June 30,
	2006	2005
Net income attributable to common shareholders, as reported	$2,590	$102
Add: Stock-based employee compensation expense in reported net income, net of tax	293	144
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(293)	(475)

Pro forma net income (loss)	$2,590	$(229)

Basic net income per common share, as reported	$0.06	$0.00
Basic net income per common share, pro forma	0.06	0.00
Diluted net income per common share, as reported	0.03	0.00
Diluted net income (loss) per common share, pro forma	$0.03	$(0.01)

	Six months ended June 30,
	2006	2005
Net loss attributable to common shareholders, as reported	$(492)	$(3,593)
Add: Stock-based employee compensation expense in reported net loss, net of tax	660	878
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(660)	(1,901)

Pro forma net loss	$(492)	$(4,616)

Basic and diluted net loss per common share, as reported	$(0.01)	$(0.09)
Basic and diluted net loss per common share, pro forma	$(0.01)	$(0.11)

Stock Incentive Plans

The Company has issued stock options and restricted stock under its 1996 Stock Incentive Plan (the “1996 Plan”), the 1999 Supplemental Stock Option Plan (the “1999 Plan”), and the 2004 Stock Compensation Plan (the “2004 Plan”), all of which were approved by stockholders. The 2004 Plan superseded the 1996 Plan, as amended, and the 1999 Plan, as amended, as of May 6, 2004, although stock options and restricted stock under the 1996 and 1999 Plans outstanding as of that date remain subject to the terms of those plans. Significant grants were made outside these plans pursuant to contracts with executives as an inducement to employment. Total non-plan stock options outstanding at June 30, 2006 were 1,575,000.

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

The exercise price per share for an incentive stock option cannot be less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value on the date of grant. Option grants under the 1996 Plan generally expire 10 years from the date of grant and generally vest over a four-year period. Options granted under the 1996 Plan are exercisable subject to the vesting schedule. QuadraMed’s stockholders had authorized a total of 8,651,097 shares of common stock for grant under the 1996 Plan, of which 4,450,144 were outstanding at June 30, 2006. There were no shares available for grant at June 30, 2006.

1999 Supplemental Stock Option Plan

In 1999, QuadraMed’s Board of Directors approved the 1999 Plan. The 1999 Plan permits non-statutory option grants to be made to employees, independent consultants, and advisors who are not QuadraMed officers, directors, or Section 16 insiders. The 1999 Plan is administered by the Board of Directors or its Compensation Committee and was scheduled to terminate in March 2009. The exercise price of all options granted under the 1999 Plan may not be less than 100% of fair market value on the date of the grant. Options vest on a schedule determined by the Board of Directors or the Compensation Committee with a maximum option term of 10 years. QuadraMed’s stockholders had authorized a total of 3,519,258 shares of common stock for grant under the 1999 Plan, of which 1,191,857 were outstanding at June 30, 2006. There were no shares available for grant at June 30, 2006.

2004 Stock Compensation Plan

On April 1, 2004, QuadraMed’s Board of Directors approved the 2004 Plan. QuadraMed’s stockholders ratified the adoption of the 2004 Plan on May 6, 2004 at QuadraMed’s 2004 Annual Meeting of Stockholders. The 2004 Plan replaces the 1996 Plan and 1999 Plan with respect to the unissued shares of common stock that were remaining in the 1996 Plan and the 1999 Plan on the date the 2004 Plan was ratified. Awards previously granted under the 1996 Plan and 1999 Plan remain subject to the terms of those plans. QuadraMed stockholders have authorized 1,536,369 shares of common stock for grant under the 2004 Plan, of which 753,409 were outstanding at June 30, 2006. There were 782,960 shares available for grant at June 30, 2006.

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

Employee Stock Purchase Plan

QuadraMed’s 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) was adopted by the Board of Directors in January 2002. A total of 703,450 shares of common stock are reserved for issuance under the 2002 Purchase Plan, pursuant to which eligible employees are able to contribute up to 10% of their compensation for the purchase of QuadraMed common stock at a purchase price of 85% of the lower of the fair market value of the shares on the first or last day of the six-month purchase period. Stock-based compensation expense relating to shares purchased on behalf of plan participants for the six months ended June 30, 2006 and 2005 totaled $7,231 and $13,344, respectively.

Stock Options:

Stock options generally vest ratably over 4 years from the date of grant and terminate ten years from the date of grant. The exercise price of the options granted equaled or exceeded the market value of the common stock at the date of the grant. A summary of the stock option activity under all plans is as follows (in thousands except per share data):

	Number of Shares	Weighted Average Exercised Price
Options outstanding, January 1, 2006	8,387	$3.64
Granted	232	1.72
Exercised	(148)	1.24
Cancelled	(132)	5.92

Options outstanding, March 31, 2006	8,339	$3.59
Granted	116	2.07
Exercised	(145)	1.19
Cancelled	(159)	4.24

Options outstanding, June 30, 2006	8,151	$3.60

Options exercisable, June 30, 2006	6,560	$4.03

Stock-based compensation expense relating to stock options for the three months ended June 30, 2006 and 2005 totaled $0.3 million and $0.3 million, respectively, and $0.5 million and $1.0 million for the six months ended June 30, 2006 and 2005, respectively. Compensation expense for the three and six months ended June 30, 2005 was recognized on a proforma basis only.

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at June 30, 2006 were 5.72 years and $1.1 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at June 30, 2006 were 4.9 years and $0.8 million, respectively. As of June 30, 2006, unrecognized compensation expense related to stock options totaled approximately $1.5 million, which will be recognized over a weighted average period of 1.35 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Six months ended June 30,
	2006	2005
Expected dividend yield	—	—
Expected stock price volatility	85.97%	148.94%
Risk-free interest rate	4.53%	3.87%
Expected life of options	5.73 years	4.18 years

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

Based on the above assumptions, the weighted average estimated fair value of options granted during the three months ended June 30, 2006 and 2005 was $1.64 and $1.43, and $1.45 and $1.43 for the six months ended June 30, 2006 and 2005, respectively. There were no options granted during the three months ended March 31, 2005.

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

A summary of our restricted stock awards as of June 30, 2006 is as follows (in thousands except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards, as of January 1, 2006	650	$1.77
Granted Granted	—	—
Exercised Restrictions released	—	—
Cancelled Forfeited	—	—

Restricted stock awards, as of June 30, 2006	650	$1.77

Stock-based compensation expense relating to restricted share grants for the three months ended June 30, 2006 and 2005 totaled $0.1 million and $0.1 million, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2006 and 2005, respectively. During the three months ended March 31, 2005, $0.6 million was charged to severance expense relating to the early-vesting of restricted stock to former officer of the Company.

11. MAJOR CUSTOMERS

For the three and six months ended June 30, 2006, sales to Veterans Health Administration facilities accounted for approximately 12% of our total revenues. For the three and six months ended June 30, 2006 sales to The County of Los Angeles accounted for approximately 10% of our total revenues. For the three and six months ended June 30, 2005, no single customer accounted for more than 10% of our total revenues.

12. LITIGATION AND OTHER MATTERS

As previously disclosed, on November 15, 2004, the Company received a letter from MedCath Incorporated (“MedCath”), which provided notice of MedCath’s decision to terminate the Master Software License and Services Agreement, dated November 20, 2002, by and between QuadraMed Affinity and MedCath (the “Contract”). On or about November 15, 2004, MedCath filed a complaint against the Company in Mecklenburg County, North Carolina, Superior Court Division (Case No. 04CVS20137). In its complaint, MedCath alleged that we were in breach of the Contract due to uncured deficiencies in the products and sought at least $5 million in damages, plus litigation costs. On December 9, 2004, we filed a motion to dismiss the MedCath complaint on the grounds that the complaint fails to state a claim upon which relief can be granted. We also filed a counterclaim against MedCath seeking no less than $1.14 million in unpaid amounts due to us, plus litigation costs, for MedCath’s breach of the Contract by failing to pay licensing fees due to the Company.

On April 28, 2006, we settled this litigation with MedCath. Pursuant to the Release and Settlement Agreement (the “Settlement Agreement”), the Company paid MedCath a settlement payment of $2 million and the parties filed a Joint Stipulation of Dismissal, with prejudice, of this lawsuit on May 8, 2006. Further, the Contract and all obligations thereunder terminated, and the Company removed MedCath’s name from all Company websites and marketing materials. The parties have entered into mutual general releases regarding the Contract and both bear their own attorneys’ fees and costs.

QuadraMed funded the settlement amount from available operating cash. In addition to amounts already recorded at December 31, 2005 and amounts covered by insurance, the Company recorded a charge of approximately $1 million related to the settlement in its three month period ended March 31, 2006.

13. SUBSEQUENT EVENT – SUBLEASE OF PREVIOUSLY ABANDONED FACILITIES

Effective July 1, 2006, QuadraMed entered into a sublease agreement for 100% of the rentable space in its abandoned San Marcos facility. The sublease is coterminous with the Company’s remaining lease term, commencing on July 1, 2006 and expiring May 21, 2008. Total sublease income to be derived under the sublease agreement is expected to be approximately $1.0 million over the life of the sublease.

Effective June 28, 2006, QuadraMed entered into a sublease agreement for approximately 33% of the rentable space in its abandoned San Rafael facility. The sublease is coterminous with the Company’s remaining lease term, commencing on July 28, 2006 and expiring December 31, 2009. Total sublease income to be derived under the sublease agreement is expected to be approximately $1.1 million over the life of the sublease.

14. SUBSEQUENT EVENT – RECLASSIFICATION OF PAYMENT TO FORMER EXECUTIVE

As previously reported on July 31, 2006 in its Form 8-K, Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review, the Company disclosed that it would file an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Annual Report”) for the sole purpose of reclassifying a July 2005 $3.1 million payment made to former Chairman and CEO, James Durham, as an operating activity in the 2005 Consolidated Statement of Cash Flows. The payment was originally reported in the 2005 Annual Report as an investing activity, along with the liquidation of the $3.1 million SERP Trust asset that was set aside for such purpose. This reclassification will increase cash provided by investing activities from $122,000, as originally reported, to $3,222,000 and will decrease cash provided by operating activities from $14,857,000, as originally reported, to $11,757,000. This reclassification will not affect: (i) the reported cash and cash equivalents balance as of December 31, 2005 of $33,042,000; (ii) the reported 2005 net increase in cash and cash equivalents of $10,613,000; (iii) any other item of the 2005 Consolidated Statement of Cash Flows; (iv) any aspect of the 2005 Consolidated Balance Sheet; nor (v) any aspect of the 2005 Consolidated Statement of Operations (including loss from operations, net loss and per share amounts.) In addition, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Annual Report will be amended as appropriate for the change. This reclassification had no impact on the financial statements for the three and six month periods ended June 30, 2006 and 2005.

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

	Three months ended June 30,
	2006		2005
Revenue
Services	$2,706	8%	$3,547	11%
Maintenance	14,241	45%	13,975	46%
Installation and other	3,283	10%	2,408	8%

Services and other	20,230	63%	19,930	65%
Licenses	11,380	36%	9,782	32%

Hardware	418	1%	971	3%

Total revenue	32,028	100%	30,683	100%

Cost of revenue
Cost of services and other	7,189	36%	7,119	36%

Royalties and other	3,026	27%	2,259	23%
Amortization of acquired technology and capitalized software	956	8%	1,024	10%

Cost of licenses	3,982	35%	3,283	34%
Cost of hardware	421	101%	543	56%

Total cost of revenue	11,592	36%	10,945	36%

Gross margin	20,436	64%	19,738	64%

Operating expenses
General and administration	4,307	13%	6,175	20%
Software development	7,842	24%	7,724	25%
Sales and marketing	3,628	11%	3,495	11%
Amortization of intangible assets and depreciation	1,081	3%	1,115	4%

Total operating expenses	$16,858	53%	$18,509	60%

Income from operations	$3,578		$1,229

	Six months ended June 30,
	2006		2005
Revenue
Services	$5,621	9%	$6,624	11%
Maintenance	27,803	46%	27,385	45%
Installation and other	6,155	10%	5,104	8%

Services and other	39,579	65%	39,113	64%
Licenses	20,562	34%	20,134	33%

Hardware	815	1%	1,811	3%

Total revenue	60,956	100%	61,058	100%

Cost of revenue
Cost of services and other	14,651	37%	14,438	37%

Royalties and other	5,790	28%	4,426	22%
Amortization of acquired technology and capitalized software	1,951	9%	2,059	10%

Cost of licenses	7,741	38%	6,485	32%
Cost of hardware	784	96%	1,508	83%

Total cost of revenue	23,176	38%	22,431	37%

Gross margin	37,780	62%	38,627	63%

Operating expenses
General and administration	10,929	18%	12,285	20%
Software development	15,956	26%	15,441	25%
Sales and marketing	7,119	12%	7,567	12%
Amortization of intangible assets and depreciation	2,204	4%	2,706	4%

Total operating expenses	$36,208	59%	$37,999	62%

Income from operations	$1,572		$628

Revenue

Total revenue. Total revenue for the three months ended June 30, 2006 was $32.0 million compared to $30.7 million for the three months ended June 30, 2005. The net increase of $1.3 million or 4% was due primarily to a $1.2 million increase in revenues from our HIM products.

Total revenues for the six months ended June 30, 2006 of $61.0 million remained flat when compared to total revenue for the six months ended June 30, 2005 of $61.1 million. Although revenue increased by a combined $2.9 million for our HIM, Government and Scheduling products, this was offset by declines in overall revenues for several other product lines, including $1.6 million for the MPI, and $0.7 million for the EDI product lines. These decreases are partially attributable to a decrease in the number and size of active Affinity and MPI projects compared to the same period in the prior year, as well as due to the fact that we sold our EDI business in the third quarter of 2005.

Services and other. Services and other revenue consist of professional services, such as implementation and installation services, training, maintenance, which consists of technical support and product upgrades, reimbursable expenses and other services revenue. Professional services are typically provided over a period of three to nine months for the HIM Software products and two to three years for Affinity and its related clinical or revenue cycle products. These services are provided subsequent to the signing of a software license arrangement and depend in large part on our software license revenues. Our maintenance revenue depends on both licenses of our software products and renewals of maintenance agreements by our existing customer base.

Services revenue for the three months ended June 30, 2006 was $2.7 million or 8% of total revenue, compared to $3.5 million or 11% of total revenue for the three months ended June 30, 2005. The net decrease of

$0.8 million was primarily the result of a decrease in services revenue of $1.2 million for our MPI product line, offset by an increase in services revenue of $.4 million for our Government products. Services and other revenue for the six months ended June 30, 2006 of $5.6 million declined from $6.6 million at June 20, 2005, also due primarily to lower services revenues from MPI, and due to the sale of the EDI division in late 2005.

Maintenance revenue for the three months ended June 30, 2006 was $14.2 million, compared to $14.0 million for the three months ended June 30, 2005. Maintenance revenue, as a percentage of total revenue, was 45% and 46% for the three months ended June 30, 2006 and 2005, respectively. Maintenance revenue for the six months ended June 30, 2006 was $27.8 million or 46% of total revenue and for the six months ended June 30, 2005 revenue was $27.4 million or 45%. The net increase in maintenance revenue is principally due to contractually-based increases in support fees for our products, offset in part by non-renewals of annual maintenance agreements.

Installation and other services revenue increased to $3.3 million or 10% of total revenue during the three months ended June 30, 2006 from $2.4 million or 8% of total revenue during the three months ended June 30, 2005. The net increase of $0.9 million was the result of a $0.9 million increase for our Affinity product, and a $0.3 million increase related to our HIM products, which were partially offset by a $0.3 million decrease in installation revenue related to Government products. Installation and other revenue for Government and HIM products are typically recognized upon completion of a contract, whereas the installation and other revenue for many of our other products, including Affinity, are recognized on a percentage of completion basis.

Installation and other services revenue for the six months ended June 30, 2006 was $6.2 million or 10% of total revenue compared to $5.1 million or 8% of total revenue for the six months ended June 30, 2005. The net increase of $1.1 million is attributable to installations of Affinity, HIM and Government products.

Licenses. License revenue consists of fees and licenses of our owned, proprietary software, as well as third-party owned software that we bundle into our suite of products. License revenue for the three months ended June 30, 2006 was $11.4 million, compared to $9.8 million in the corresponding period of 2005. License revenue as a percentage of total revenue was 36% and 32% for the three months ended June 30, 2006 and 2005, respectively. The net increase of $1.6 million was driven by installations, and was comprised of $0.6 million for our Scheduling product, $0.3 million for Pharmacy, and $0.7 million for our HIM products. Other products were marginally higher or lower in the 2006 period, including Affinity which was $0.3 million lower compared to the prior year.

License revenue for the six months ended June 30, 2006 was $20.6 million compared to $20.1 million for the six months ended June 30, 2005. This increase of $0.5 million is attributed to increases between periods of $0.9 million for Scheduling, $0.9 million for HIM products, and $0.3 million for Government, which were partially offset by net decreases of $1.6 million related to other products, including $0.7 million for Affinity, $0.3 million for PFS, $0.2 million for EDI and $0.3 million for Lab and Radiology. These product line decreases are primarily due to a decrease number and size of active projects compared to the same period in the prior year, and due to the sale of the EDI division in late 2005.

Hardware. Hardware revenue consists of the sale of third-party hardware purchased specifically for use by our customers. Hardware revenue was $0.4 million during the three months ended June 30, 2006 compared to $1.0 million during the three months ended June 30, 2005. For the six months ended, June 30, 2006 and June 30, 2005, Hardware revenue was $0.8 million and $1.8 million respectively. Hardware revenue, as a percentage of total revenue, was 1% and 3% for both the three and six months ended June 30, 2006 and 2005, respectively.

Revenue recognized for the three and six months ended June 30, 2006 and 2005 includes:

•	Amounts initially recorded as deferred revenue in which the Company has now completed its contractual commitments;
•	Service revenue relating to installation and training, during the period; and
•	Revenues recognized on a cash-basis after the Company’s contractual commitment has been completed, and the monies have been collected from the subject customers.

The following table is a summary roll forward schedule of deferred revenue (in thousands):

	For the three months ended June 30,
	2006	2005
Deferred revenue, beginning balance	$60,415	$54,634
Add: revenue deferred	25,435	27,260
Less: deferred revenue recognized	(31,296)	(29,458)

Deferred revenue, ending balance	$54,554	$52,436

	For the six months ended June 30,
	2006	2005
Deferred revenue, beginning balance	$52,169	$44,040
Add: revenue deferred	62,428	67,027
Less: deferred revenue recognized	(60,043)	(58,631)

Deferred revenue, ending balance	$54,554	$52,436

Cost of Revenue

Cost of services and other. Cost of services and other consists of salaries and related expenses associated with services performed for customer support, installation, maintenance and consulting services. Cost of services and other for the three months ended June 30, 2006 was $7.2 million, compared to $7.1 million in the corresponding period in 2005. As a percentage of services and other revenue, cost of services remained constant at 36% for both the three months ended June 30, 2006 and 2005, respectively. The net $0.1 million increase was primarily attributable to an increase in third party maintenance costs.

Cost of services and other for the six months ended June 30, 2006 of $14.6 million was $0.2 million higher than the $14.4 million in the corresponding period of 2005. As a percentage of services and other revenue, cost of services and other remained constant at 37% for both the six months ended June 30, 2006 and 2005, respectively. The $0.2 million increase was primarily due to an increase in third party maintenance costs.

Cost of licenses. Cost of licenses consists primarily of the cost of third-party software, royalties and amortization of capitalized software and acquired technology. A significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to software embedded within our software applications. Generally, third-party royalty fees fluctuate based on revenue, or the number of customers or licensed users, and therefore may fluctuate on a quarter to quarter basis. Cost of licenses for the three months ended June 30, 2006 was $4.0 million, compared to $3.3 million for the three months ended June 30, 2005. As a percentage of license revenue, cost of licenses was 35% and 34% for the three months ended June 30, 2006 and 2005, respectively. The net increase of $0.7 million was primarily attributable to increases in third party software royalties.

Cost of licenses for the six months ended June 30, 2006 of $7.7 million, increased from $6.5 million for the same period of 2005. As a percentage of license revenue, cost of licenses was 38% and 32% for the six months ended June 30, 2006 and 2005, respectively. Costs of licenses increased $1.2 million due to increases in third party software royalties.

Cost of hardware. Cost of hardware consists of third-party hardware and installation costs, primarily related to Affinity contracts. Cost of hardware for the three months ended June 30, 2006 was $0.4 million, compared to $0.5 million for the three months ended June 30, 2005. As a percentage of hardware revenue, cost of hardware was 101% and 56% for the three months ended June 30, 2006 and 2005, respectively.

During the six months ended June 30, 2006 cost of hardware was $0.8 million, a decrease of $0.7 million, compared to $1.5 million for the same period last year. As a percentage of hardware revenue, cost of hardware was 96% and 83% for the six months ended June 30, 2006 and 2005, respectively.

Gross Margin

Overall, gross margin remained constant at 64% for both the three months ended June 30, 2006 and 2005. Gross margin on license revenue declined by 1% from 66% for the three months ended June 30, 2005 to 65% during the three months ended June 30, 2006. Gross margin on services and other revenue remained constant at 64% for both the three months ended June 30, 2006 and 2005. The gross margin on hardware revenue declined from a 44% margin for the three months ended June, 30 2005 to a negative margin for the three month period ending June 30, 2006.

Overall, gross margin declined from 63% for the six months ended June 30, 2005 to 62% for the six month period ended June 30, 2006. Gross margin on license revenue declined from 68% to 62% for the respective periods. Gross margin on services and other revenue remained consistent at 63% for the six month periods ended June 30, 2006 and 2005. The margin on hardware revenue declined to 4% in the six months June 30, 2006 from 17% for the six months ended June 30, 2005.

Operating Expenses

General and administration. General and administrative expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administrative expense decreased to $4.3 million for the three months ended June 30, 2006, compared to $6.2 million for the three months ended June 30, 2005. As a percentage of total revenue, general and administration expense was 13% and 20% for the three month periods ended June 30, 2006 and 2005, respectively. The overall $1.9 million decrease is primarily attributable to cost savings associated with a reduction in personnel and related costs resulting from the first quarter 2006 reduction in force, decreases in consulting and professional fees, lower bad debt expense, and decreases in overhead costs allocated among departments.

For the six months ended June 30, 2006, general and administrative expense decreased to $10.9 million compared to $12.3 million during the same period in 2005. As a percentage of total revenue, general and administrative expense was 18% and 20%, respectively for the periods. The overall $1.4 million decrease is primarily attributable cost savings associated with a reduction in personnel and related costs resulting from the first quarter 2006 reduction in force, decreases in consulting and professional fees, and decreases in overhead costs allocated among departments.

Software development. Software development expense includes costs associated with the development of new products for which technological feasibility has not been achieved, enhancements of existing products, maintenance and quality assurance activities, and is primarily comprised of compensation and benefits costs. Software development costs during the three months ended June 30, 2006 were $7.8 million compared to $7.7 million during the three months ended June 30, 2005. As a percentage of total revenue, software development costs were 24% and 25% for the quarters ended June 30, 2006 and 2005, respectively. The net increase of $0.1 million was primarily attributable to decreased personnel costs due to a reduction in force during the first quarter of 2006, offset by overall increases in other expenses for software development departments.

Software development costs for the six months ended June 30, 2006 were $16.0 million compared to $15.4 million during the same period in 2005, representing and increase of $0.6 million. As a percentage of total revenue, software development costs were 26% and 25% for the six months ended June 30, 2006 and 2005, respectively. The $0.6 million increase was primarily due to increases in overhead costs allocated among departments and increases in personnel-related severance and travel costs.

Sales and marketing. Sales and marketing expense includes costs associated with our sales and marketing personnel and consists primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses. Sales and marketing expense increased $0.1 million for the three months ended June 30, 2006 to $3.6 million, from $3.5 million for the three months ended June 30, 2005. As a percentage of total revenue, sales and marketing expenses remained constant at 11% for both the three months ended June 30, 2006 and 2005. The net increase was primarily attributable to a decrease in travel costs, offset by an increase in overhead expenses allocated among departments.

Sales and marketing expense decreased by $0.5 million for the six months ended June 30, 2006 to $7.1 million, from $7.6 million in the same period last year. As a percentage of total revenue, sales and marketing expenses remained constant at 12% for both the six months ended June 30, 2006 and 2005. The $0.5 million decrease was primarily due to a decrease in other wage related expenses and severance, partially offset by increases in professional fees, training and overhead costs allocated among departments.

Other Income (Expense)

Other income (expense), net. Net other income for the three months ended June 30, 2006 was $0.3 million compared to net other income of $0.1 million in the corresponding period in 2005. The $0.2 million increase was primarily due to increased interest income earned on investments. Interest expense for the three months ended June 30, 2006 and 2005 was $0.1 million and $0.2 million, respectively. The majority of interest expense for both periods related to non-cash charges. Net other income (expense) for the six months ended June 30, 2006 and 2005 was $0.6 million and $(0.2) million, respectively. The $0.8 million increase was primarily due to increased interest income earned on investments, and reduced interest expense.

Income Taxes

Income taxes. Provision for income taxes for the three months ended June 30, 2006 and 2005 was $63,000 and $3,000, respectively, and $161,000 and $14,000 for the six months ended June 30, 2006 and 2005, respectively. The net increase for both periods was primarily the result of the accrual of deferred income tax expense related to the amortization of goodwill for tax purposes.

Discontinued Operations of Financial Services Division

Due to increasing operating losses in our Financial Services Division, and the lack of a qualified buyer for the business, we announced the shutdown of this division on December 15, 2004. The shutdown of this division was effective February 15, 2005. In the first quarter of 2005, we recorded an additional $1.7 million loss from discontinued operations in connection with the closing of FSD in February. This loss included, among other things, severance costs and a $1.0 million charge related to the future lease obligations of the FSD’s office in San Marcos, California. In September 2005, the Company recorded an additional charge of $0.8 million related to the San Marcos, California lease, as a result of a change in sublease income assumptions.

The results of operations for Financial Services Division are presented as a discontinued operation in 2005. The Financial Services Division’s operating results were as follows (in thousands):

	For the three and six months ended June 30,
	2006	2005
Revenue	$—	$223

Loss from operations	—	(772)
Exit cost of facility closing	—	(1,032)
Other	—	118

Total loss	$—	$(1,686)

Liquidity and Capital Resources

Balance Sheet

As of June 30, 2006, the Company had $39.2 million in cash, cash equivalents and short-term investments, compared to $33.0 million as of December 31, 2005. Including long-term investments, total available cash resources totaled $40.4 million and $34.3 million for the respective periods ended June 30, 2006 and December 31, 2005. As of June 30, 2006, our working capital was $(1.0) million compared to $(7.0) million as of December 31, 2005. Our working capital deficiency of $1.0 million is primarily a result of $54.6 million of deferred revenue and $6.5 million of dividends payable. We have the option to pay the accelerated dividends, as discussed in Note 7 – Series A Preferred Stock, in cash or common stock. The Company does not have any bank borrowings outstanding at June 30, 2006. Management believes the Company has sufficient liquidity to meet our short-term cash requirements.

Accounts receivable decreased by $4.3 million to $22.8 million as of June 30, 2006 from $27.1 million as of December 31, 2005, on a net basis. Accounts receivable decreased mainly due to the strong collection efforts during 2006. Days sales outstanding were 68 at June 30, 2006 compared to 81 at December 31, 2005. For the three and six months ended June 30, 2006, bad debt expense was $0.4 million and $0.8 million, respectively. As of June 30, 2006, the allowance for doubtful accounts decreased slightly to $4.7 million as compared to $4.9 million at December 31, 2005. QuadraMed maintains an allowance for doubtful accounts to reflect the estimated non-collectible accounts receivable, based on past collection history and specific risks identified within the portfolio. If the financial condition of QuadraMed’s customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowance might be required.

Accounts payable and accrued expenses increased by $0.3 million to $3.9 million at June 30, 2006 from $3.6 million at December 31, 2005, principally due to timing of payments to vendors and quarter-end customer related accruals.

Other accrued liabilities decreased by $4.2 million primarily due to a reduction in accrued government royalties, principally due to the timing and volume of contracts executed in December 2005 versus June 2006, the settlement of the Medcath litigation, and lower accrued commissions at June 30, 2006.

Deferred revenue increased by $2.4 million, from $52.2 million at December 31, 2005, to $54.6 million at June 30, 2006. The increase was principally related to annual maintenance billings offset by a higher volume of revenue being recognized in the second quarter of 2006 related to milestone activity and cash collections.

Cash Flows

The Company’s consolidated statement of cash flows is summarized below (in thousands):

	For the three months ended June 30,
	2006	2005
Cash provided by operating activities	$4,140	$8,891
Cash provided by (used in) investing activities	(319)	1,011
Cash used in financing activities	(1,453)	(1,267)
Net increase in cash and cash equivalents	2,368	8,635

	For the six months ended June 30,
	2006	2005
Cash provided by operating activities	$9,404	$8,103
Cash provided by (used in) investing activities	(461)	626
Cash used in financing activities	(2,831)	(2,144)
Net increase in cash and cash equivalents	6,112	6,585

During the three months ended June 30, 2006, cash provided by operating activities was $4.1 million compared to the $8.9 million provided by operating activities during the corresponding period in 2005. During the three month period ended June 30, 2006, the $4.1 million of positive cash flow from operations was the result of net income of $2.6 million increased by non-cash charges totaling $4.1 million, including depreciation and amortization of $2.1 million, bad debt expense of $0.4 million, preferred stock accretion of $1.3 million, and $0.3 million of stock-based compensation expense. A decrease in accounts receivable of $4.5 million, principally due to strong cash collections, offset by an increase in prepaid expenses of $0.5 million contributed to the net increase in cash from operating activities of $4.1 million. Cash provided by operating activities was reduced by decreases in accounts payable and accrued liabilities during the three months ended June 30, 2006 in the amount of $0.7 million and a decrease in deferred revenue of $5.9 million during the same period. During the three months ended June 30, 2005, the $8.9 million of cash flow provided by operating activities, resulted primarily from a net income of $0.1 million, increased by $4.3 million of non-cash charges including $2.5 million of depreciation and amortization, $1.2 million of preferred stock accretion, and $0.6 million of bad debt expense. A decrease in accounts receivable as the result of annual maintenance collections provided cash from operating activities of $3.8 million. Increases in accounts payable and accrued liabilities of $1.8 million and a $1.1 million decrease in prepaid expenses during the second quarter of 2005 also contributed to increased operating cash, partially offset by a $2.2 million decrease in deferred revenues.

During the six months ended June 30, 2006, $9.4 million was provided by operating activities, compared to $8.1 million provided by operating activities during the same period last year. The net loss of $0.5 million was offset by non-cash charges totaling $8.3 million, including depreciation and amortization of $4.3 million, bad debt expense of $0.8 million, preferred stock accretion of $2.5 million, and $0.6 million for stock based compensation expense. A decrease in accounts receivable of $3.4 million due to strong cash collections, a decrease of $0.4 in prepaid expenses and other, and an increase in deferred revenue of $2.4 million were offset by a $4.6 million decrease in accounts payable and accrued liabilities which further increased cash from operations. During the six months ended June 30, 2005, the $8.1 million of cash flow provided by operating activities, resulted primarily from a net loss of $3.6 million, reduced by non-cash charges of $6.0 million of depreciation and amortization, $2.4 million of preferred stock accretion, $0.8 million of bad debt expense, and $0.9 million of impairment and other charges related to the Financial Services Division. An increase in accounts receivable of $6.6 million due to the timing of annual maintenance billings and the decrease of $3.2 million in accounts payable and accrued expenses were offset by a decrease of $3.0 million in prepaid expenses and other and an increase in deferred revenue of $8.4 million which resulted in an overall increase in operating cash.

Cash used in investing activities was $0.3 million for the three months ended June 30, 2006, principally due to capital expenditures. For the three months ended June 30, 2005, investing activities provided cash of $1.0 million, principally due to the $1.6 million decrease in restricted cash, offset by $0.5 million in capital expenditures.

Investing activities used $0.5 million of cash during the six months ended June 30, 2006. This resulted primarily from the purchase of property and equipment. For the six months ended June 30, 2005, investing activities provided $0.6 million, primarily due to the decrease in restricted cash offset by the purchase of capital expenditures.

Financing activities used cash of $1.5 million for the three months ended June 30, 2006 principally due to the payment of $1.6 million of dividends on the Company’s Series A Preferred Stock, offset by $0.2 million in proceeds from the issuance of common stock under the employee stock purchase plan and the exercise of stock options under employee stock option plans. For the three months ended June 30, 2005, financing activities used cash of $1.3 million, principally due to the payment of $1.4 million of dividends on the Company’s Series A Preferred Stock, offset by $0.1 in proceeds from the issuance of common stock under the employee stock purchase plan and the exercise of stock options under employee stock option plans.

Financing activities used cash of $2.8 million for the six months ended June 30, 2006 primarily due to the payment of $3.3 million for dividends on the Series A Preferred Stock, offset b $0.4 million in proceeds from the issuance of common stock under the employee stock purchase plan. For the six months ended June 30, 2005, financing activities used cash of $2.1 million primarily due to the payment of $2.8 million for dividends on the Series A Preferred Stock, offset by $0.6 million provided from the issuance of common stock under the employee stock purchase plan, and issuance of common stock upon the exercise of employee stock options.

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of June 30, 2006 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Accrued dividends(1)	$6,488	$5,750	$738	$—	$—
Operating leases(2)	19,722	4,970	11,834	2,918	—

Total contractual obligations	$26,210	$10,720	$12,572	$2,918	$—

Other Commercial Commitments
Standby letters of credit (3)	$2,375	$2,026	$—	$—	$349

Total commercial commitments	$2,375	$2,026	$—	$—	$349

(1)	The Series A Preferred Stock holders have an option to convert and receive, when declared by the Board, dividends equal to the total previously unpaid dividends payable from effective date of conversion through June 1, 2007 at a rate of $1.375 per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common shares or any combination thereof at the option of the Company. Please see Note 12 of our notes to consolidated financial statements included herein.
(2)	The Company has entered into a sublease for the vacant San Rafael, California facility commencing in August of 2006. The San Rafael minimum rent payments totaling $3.3 million are included in the schedule above. The Company has also entered into a sublease for the vacant San Marcos, California facility commencing in July of 2006. The San Marcos minimum rent payments totaling $1.3 million are included in the schedule above. Neither of the subleases are reflected above.
(3)	The less than 1 year amount of $2.0 million includes a $1.0 million letter of credit in favor of the State of New Jersey under its contract and a $1.0 million letter of credit in favor of another customer under its contract. The remainder represents security deposits for leased facilities.

We believe that we will have sufficient liquidity and capital resources to fund our obligations through the next twelve months.

We expect that cash provided by or used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments. In addition, cash used in investing activities may fluctuate due to our software development efforts, any acquisition or disposition we may undertake, and costs associated with our investments in fixed assets and information technology. For additional discussion, see “Business Risks.”

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

The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of June 30, 2006 (in thousands, except average interest rates):

	Aggregate Fair Value	Weighted Average Interest Rate
Total Cash and Cash equivalents(1):
Cash	$22,284
Money Market funds	16,870	3.98%

Total cash and Cash equivalents(1)	$39,154

Long-term investments:
Corporate debt securities	$459	5.09%
Debt issued by US government	859	3.89%

Total long-term investments	$1,318

(1)	Excluded from the fair value of the principal amounts of cash is $2.4 million, which is restricted cash that is held in escrow for rental properties, and meeting customer performance expectations.

Performance of Equity Markets

The performance of the equity markets can have an effect on our operations as certain of our variable life insurance policies have premiums invested in equity securities.

Foreign Currency Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. Changes in foreign exchange rates did not materially impact our results of operations. For the three and six months ended June 30, 2006, less than 2% of total revenue was denominated in currencies other than the U. S. dollar and 4% of our total direct and operating costs were incurred in foreign currencies.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board of Directors. As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter or six months ended June 30, 2006, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, on November 15, 2004, the Company received a letter from MedCath Incorporated (“MedCath”), which provided notice of MedCath’s decision to terminate the Master Software License and Services Agreement, dated November 20, 2002, by and between QuadraMed Affinity and MedCath (the “Contract”). On or about November 15, 2004, MedCath filed a complaint against the Company in Mecklenburg County, North Carolina, Superior Court Division (Case No. 04CVS20137). In its complaint, MedCath alleged that we were in breach of the Contract due to uncured deficiencies in the products and sought at least $5 million in damages, plus litigation costs. On December 9, 2004, we filed a motion to dismiss the MedCath complaint on the grounds that the complaint fails to state a claim upon which relief can be granted. We also filed a counterclaim against MedCath seeking no less than $1.14 million in unpaid amounts due to us, plus litigation costs, for MedCath’s breach of the Contract by failing to pay licensing fees due to the Company.

On April 28, 2006, we settled this litigation with MedCath. Pursuant to the Release and Settlement Agreement (the “Settlement Agreement”), the Company paid MedCath a settlement payment of $2 million and the parties filed a Joint Stipulation of Dismissal, with prejudice, of this lawsuit on May 8, 2006. Further, the Contract and all obligations thereunder terminated, and the Company removed MedCath’s name from all Company websites and marketing materials. The parties have entered into mutual general releases regarding the Contract and both bear their own attorneys’ fees and costs.

QuadraMed funded the settlement amount from available operating cash. In addition to amounts already recorded at December 31, 2005 and amounts covered by insurance, the Company recorded a charge of approximately $1 million related to the settlement in its three month period ended March 31, 2006.

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

We Have Incurred Losses from Continuing Operations for the Past Five Years, Except 2001. Our Losses Have Adversely Affected Our Ability to Compete.

We incurred losses from continuing operations of $1.5 million, $34.8 million, $19.0 million and $19.9 million for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, and we had income from continuing operations of $6.3 million in 2001. For the six months ended June 30, 2006 and 2005, we had income from continuing operations of $2.0 million and $0.5 million, respectively.

Our losses have impaired our ability to market our products and services in competition against companies that are more profitable. If we are unable to achieve or sustain profitability, it may impair our ability to compete effectively.

Failure to Achieve and Maintain Effective Internal Controls Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price.

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing these assessments. These reports were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 16, 2006. As indicated in that Annual Report and as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 25, 2005, as amended by Amendment No. 1, filed with the SEC on April 29, 2005, and Amendment No. 2, filed with the SEC on January 4, 2006 and in the Company’s Quarterly Reports on Form 10-Q, filed with the SEC on May 10, 2005 (as amended and filed on January 4, 2006), August 9, 2005 and November 9, 2005, our management identified control deficiencies and material weaknesses in internal control over financial reporting and in our disclosure controls and procedures as of December 31, 2004 and as of the end of each quarter in 2005 through September 30, 2005. During 2005, the Company invested significant time and resources to remediate such material weaknesses, and as such, there were significant changes in our internal control over financial reporting during 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in a positive way. As a result of these remediation efforts, our management believes that our internal control over financial reporting and disclosure controls and procedures are effective as of December 31, 2005 and June 30, 2006.

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

In addition to the foregoing, a significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to third-party software embedded within our software applications. The cost of third-party software royalties and licenses, as a percentage of total cost of revenue, was approximately 21%, 20% and 13% for the years ended December 31, 2005, 2004, and 2003, respectively. For the six months ended June 30, 2006 and 2005, third-party software royalties and licenses, as a percentage of total cost of revenue, was 22.8% and 16.2%, respectively. Generally, royalty fees for third-party licenses will fluctuate based on revenue or the number of our customers and therefore will fluctuate on a quarter-to-quarter basis.

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

Each share of our Series A Preferred Stock is convertible into 8.0645 shares of our common stock, and the Series A Preferred Stockholders may convert at any time. If all of our Series A Preferred Stock is converted into common stock, the shares issued upon this conversion will total approximately 43.4% of our outstanding common stock. In addition, many of our Series A Preferred Stockholders own common stock. Therefore, although these stockholders may not acquire majority control upon conversion of their Series A Preferred Stock, if these distinct stockholders were to act together, they will have the ability to exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors, the approval of mergers or other business combinations, and other significant corporate actions. This ability to influence our affairs might be disadvantageous to our other stockholders.

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

The Department of Veterans Affairs (“VA”) has awarded contract VA Blanket Purchase Agreement No. 101-049AH-005 (the “BPA”) to the Company, as disclosed in the Company’s press release dated April 27, 2005. The BPA is a five year single source contract covering approximately 128 VA facilities. Under the BPA, these VA facilities are to be contracted to use our products and services. Previously, both we and other vendors provided HIM software to these VA facilities. For the fiscal year ended December 31, 2005 we recorded $12.1 million in revenue; for the three and six month periods ended June 30, 2006 we recorded approximately $4.0 million and $7.4 million, respectively, from providing VA facilities with software. As of December 31, 2005 and June 30, 2006 our HIM software constitutes approximately 90% of the products and services we provide to these facilities. The BPA contains additional HIM software discounts, but it increases the number of VA facilities using our products, so the overall financial impact of the BPA cannot be known. Additionally, the VA is directing the individual facilities to order their requirements for this HIM software under the BPA, but each VA facility orders the healthcare information management (“HIM”) software individually, and there can be no guarantee that a VA facility will order its HIM software and/or services from us. For these reasons there can be no assurances as to the material financial impact, if any, of the BPA; however, the award of the BPA allows many of the Company’s licenses and services to continue without interruption.

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

The Variability and Length of Our Sales Cycle for Our Products May Exacerbate the Unpredictability and Volatility of Our Operating Results.

We cannot accurately forecast the timing of customer purchases due to the complex procurement decision processes of most healthcare providers and payers. How and when to implement, replace, expand or substantially modify an information system are major decisions for hospitals, and such decisions require these entities to make significant capital expenditures. As a result, we typically experience sales cycles that extend over several quarters. In particular, our Affinity enterprise software has a higher average selling price and longer sales cycle than many of our other products. As a result, we have only a limited ability to forecast the timing and size of specific sales, making the prediction of quarterly financial performance more difficult.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2006, Bear Sterns Securities Corp exercised 517,429 warrants and was issued 515,100 shares of unregistered common stock. As Bear Sterns Securities Corp exercised the warrants in a cashless exercise, we received no proceeds from this exercise. The offer and sale of the shares of common stock upon the exercise of warrants were made pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering, and regulations promulgated thereunder. Based on the representations and warranties of the purchasers of the common stock, the Company reasonably believes that such purchaser was a “qualified institutional buyer” within the meaning of Rule 144A under the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

The results of the voting at the Company’s 2006 Annual Meeting of Stockholders, held on May 11, 2006, were previously reported by the Company in its Current Report on Form 8-K filed with the SEC on May 26, 2006.

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRAMED CORPORATION

Date: August 9, 2006	By:	/s/ KEITH B. HAGEN
Keith B. Hagen
Chief Executive Officer

Date: August 9, 2006	By:	/s/ DAVID L. PIAZZA
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