Form 10-K/A
period 2005-12-31
QUADRAMED CORP
filed 2006-08-17
CIK 1018833

UNITED STATES

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

On July 26, 2006, 42,414,459 shares of the Registrant’s common stock, $0.01 par value per share, were outstanding.

QUADRAMED CORPORATION

FORM 10-K/A

AMENDMENT TO THE ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2005

Explanatory Note

As previously reported by QuadraMed Corporation (the “Company”) in its Current Report on Form 8-K, Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review, filed with the Securities and Exchange Commission (the “SEC”) on July 31, 2006, the Company is filing this amendment on Form 10-K/A to its Annual Report on Form 10-K, as filed with the SEC on March 16, 2006 (the “2005 Annual Report”), in connection with the reclassification of a single line item presented in the 2005 Consolidated Statement of Cash Flows within the 2005 Annual Report as discussed below.

As noted in the Company’s 2005 Annual Report and in other past filings with the SEC, in connection with the establishment in 2000 of a supplemental executive retirement plan (“SERP”) and related plans for the benefit of its former chairman and CEO, James Durham, the Company funded a trust (the “SERP Trust”) to satisfy the Company’s payment obligations associated with the SERP and the related plans. In July 2005, the Company paid its obligations under the SERP and the related plans in part by liquidating the SERP Trust and applying the net proceeds. In its 2005 Consolidated Statement of Cash Flows in the 2005 Annual Report, the Company reported both the liquidation of the $3.1 million SERP Trust and the $3.1 million payment of the trust proceeds to the former executive as investing activities.

Based on a subsequent review of the transaction, and upon further consultation with the Company’s independent registered public accounting firm, BDO Seidman, LLP, on July 25, 2006, the Audit Committee of the Company’s Board of Directors concluded that the $3.1 million payment of the trust proceeds is more appropriately reportable as an operating activity in the 2005 Consolidated Statement of Cash Flows. Accordingly, the Company is filing this amendment to the 2005 Annual Report on Form 10-K/A for the sole purpose of reclassifying the payment of the trust proceeds to the former executive as an operating activity in the 2005 Consolidated Statement of Cash Flows. This reclassification increases cash provided by investing activities from $122,000, as originally reported, to $3,222,000 and decreases cash provided by operating activities from $14,857,000, as originally reported, to $11,757,000.

This reclassification does not affect: (i) the reported cash and cash equivalents balance as of December 31, 2005 of $33,042,000; (ii) the reported 2005 net increase in cash and cash equivalents of $10,613,000; (iii) any other item of the 2005 Consolidated Statement of Cash Flows; (iv) any aspect of the 2005 Consolidated Balance Sheet; nor (v) any aspect of the 2005 Consolidated Statement of Operations (including loss from operations, net loss and per share amounts.) In addition, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data in the 2005 Annual Report have been amended in this Form 10-K/A as appropriate for the change.

This Form 10-K/A also corrects a typographical error in the table of cash flows in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “Table of Cash Flows”) as reported in the 2005 Annual Report. The Table of Cash Flows reported cash provided by (used in) financing activities as $4,366 (in thousands). The correct value for cash provided by (used in) financing activities is $(4,366) (in thousands).

With the exception of the foregoing, no other information in the Company’s 2005 Annual Report has been supplemented, updated or amended.

Cautionary Statement on Risks Associated With Forward-Looking Statements

This Amendment to the Annual Report on Form 10-K/A contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are subject to risks and uncertainties. The words “believe,” “expect,” “anticipate,” “predict,” “intend,” “plan,” “estimate,” “may,” “will,” “should,” “could” and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement.

We advise investors that we discuss other risks and uncertainties that could cause our actual results to differ from these forward-looking statements in Item 1A. Risk Factors of the 2005 Annual Report.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement on Risks Associated With Forward-Looking Statements

You should read the following discussion in conjunction with our Consolidated Financial Statements and related notes. This Amendment to the Annual Report on Form 10-K/A contains forward-looking statements as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. The words “believe,” “expect,” “anticipate,” “predict,” “intend,” “plan,” “estimate,” “may,” “will,” “should,” “could” and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in Item 1A. Risk Factors in the 2005 Annual Report, elsewhere in the 2005 Annual Report, in this Amendment to the Annual Report on Form 10-K/A, and in other documents we file with the SEC from time to time.

Financial Statement Overview

Our operations and financial performance during 2005 continued to be impacted by events in our recent past, most notably the required restatement of our financial statements which was completed during 2003; the delisting of our common stock by NASDAQ in 2003, which, among other things, triggered a repurchase event under our 5.25% Convertible Subordinated Debentures due 2005 (“2005 Notes”); the investigation by the SEC which was begun in 2002 and concluded in 2004; and the shareholder class action and derivative actions which began in 2003 and concluded in 2004. We also reported material weaknesses in our internal control over financial reporting and disclosure controls and procedures in our Annual Report on Form 10-K for the year ended December 31, 2004 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. These events may have adversely affected our sales activity, particularly with respect to sales to new Affinity customers because the very existence of such matters brought into question the financial stability and viability of our Company, particularly during 2003 and 2004 when the sales cycle began for many of the HIS systems that were awarded in 2004 and 2005. In spite of this history and the impact these events may have had on certain of our sales, we were able to effectively manage our business to improved financial performance in several of our key financial performance categories as indicated in the highlights presented below:

•	Total revenue decreased $2.5 million, or 2%, to $122.3 million in 2005 from $124.8 million in 2004. The majority of the decrease was due to decreased installation and other revenue, license revenue and hardware revenue, partially offset by increased revenue from services and maintenance.

•	Gross margin increased $2.3 million, or 3.1%, to $76.7 million in 2005 from $74.4 million in 2004. As a percentage of revenue, gross margin increased to 63% in 2005 from 60% in 2004. This was due in large part to increases in maintenance and services revenue, coupled with a reduction in lower margin hardware revenue.

•	Loss from operations decreased from $16.2 million in 2004 to $1.4 million in 2005, due primarily to the increase in gross margin noted above, and lower general and administrative and sales and marketing expense in 2005 compared to 2004. In addition, the 2004 results included a $4.2 million exit cost for our former headquarters in San Rafael, compared to a similar charge of $1.1 million in 2005.

•	Net loss decreased from $41.8 million in 2004 to $3.9 million in 2005. In addition to the reduction in the loss from operations between years, the 2004 net loss included a $14.9 million loss related to the early retirement of all of our debt, $4.2 million of interest expense related to the retired debt, and a $7.0 million loss related to the discontinued Financial Services Division; during 2005 the loss related to the discontinued operations was $2.4 million.

•	Cash and cash equivalents increased by $10.6 million to $33.0 million at December 31, 2005 from $22.4 million at December 31, 2004 due to cash provided from operating activities of $11.8 million in 2005 compared to $10.3 million used in operations in 2004. Cash provided by investing activities totaled $3.2 million primarily as a result of the liquidation of a long-term investment asset to satisfy payment obligations to a former executive of the Company. Cash used by financing activities of $4.4 million was principally for the payment of preferred stock dividends.

•	Days sales outstanding (“DSO”) at December 31, 2005 were 81 days compared to 71 days for 2004. Billings in the fourth quarter of 2004 were significantly lower than in the fourth quarter 2005, due primarily to delays caused by the implementation of our PeopleSoft revenue cycle software. This resulted in lower outstanding receivables and higher unbilled revenues at December 31, 2004.

•	In February 2005, due to its increasing losses and negative cash flow, we closed our Financial Services Division located in San Marcos, California. Loss from discontinued operations was $3.7 million in 2004.

•	Management now believes that the Company’s internal control over financial reporting and disclosure controls and procedures are effective as of December 31, 2005. During 2005, the Company invested significant effort and resources in eliminating the Company’s previously disclosed internal control deficiencies in the revenue and closing cycles and related weaknesses in disclosure controls and procedures. These remedial actions included establishing a revenue assurance group responsible for managing ongoing quality assurance; utilizing the PeopleSoft system for revenue related activities; increasing staffing, training and supervision of personnel; improving delineation of responsibilities and segregation of duties; and improving the general ledger account reconciliation and journal entry preparation and review processes.

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

	Year ended December 31,
	2005		2004
	(in thousands, except percentages)
Revenue

Services	$13,135	11%	$10,446	8%
Maintenance	54,453	44%	48,713	39%
Installation and other	11,060	9%	12,469	10%

Services and other	78,648	64%	71,628	57%
Licenses	41,067	34%	45,036	36%
Hardware	2,598	2%	8,140	7%

Total revenue	122,313	100%	124,804	100%

Cost of revenue

Cost of services and other revenue	29,510	38%	30,252	42%
Royalties and other	9,779	24%	9,977	22%
Amortization of acquired technology and capitalized software	4,014	10%	4,138	9%

Cost of licenses revenue	13,793	34%	14,115	31%
Cost of hardware revenue	2,341	90%	6,062	74%

Total cost of revenue	45,644	37%	50,429	40%

Gross margin	76,669	63%	74,375	60%

Operating expenses

General and administrative	26,874	22%	29,707	24%
Software development	30,476	25%	28,056	22%
Sales and marketing	14,730	12%	24,105	19%
Amortization of intangible assets and depreciation	4,904	4%	4,495	4%
Exit costs of facility closing	1,066	1%	4,190	3%

Total operating expenses	$78,050	64%	$90,553	73%

Loss from operations	$(1,381)	-1%	$(16,178)	-13%

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

	Year ended December 31,
	2004		2003
	(in thousands, except percentages)
Revenue
Services	$10,446	8%	$9,617	8%
Maintenance	48,713	38%	41,354	36%
Installation and other	12,469	10%	13,400	12%

Services and other	71,628	57%	64,371	56%
Licenses	45,036	36%	46,790	40%
Hardware	8,140	7%	4,794	4%

Total revenue	124,804	100%	115,955	100%

Cost of revenue
Cost of services and other revenue	30,252	42%	33,003	51%
Royalties and other	9,977	22%	5,775	12%
Amortization of acquired technology and capitalized software	4,138	9%	2,881	6%

Cost of licenses revenue	14,115	31%	8,656	18%
Cost of hardware revenue	6,062	74%	3,273	68%

Total cost of revenue	50,429	40%	44,932	39%

Gross margin	74,375	60%	71,023	61%

Operating expenses
General and administrative	29,707	24%	34,643	30%
Software development	28,056	22%	23,798	21%
Sales and marketing	24,105	19%	20,955	18%
Amortization of intangible assets and depreciation	4,495	4%	4,525	4%
Exit costs of facility closing	4,190	3%	—	0%

Total operating expenses	$90,553	73%	$83,921	72%

Loss from operations	$(16,178)	-13%	$(12,898)	-11%

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

Other long-term assets decreased by $2.4 million to $4.7 million as of December 31, 2005 from $7.1 million as of December 31, 2004. This decrease is primarily due to the liquidation of a $3.1 million trust in connection with a payment to a former executive (please see Note 20 of our notes to consolidated financial statements included herein).

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

Other long-term liabilities decreased by $2.7 million to $2.7 million as of December 31, 2005 from $5.4 million as of December 31, 2004. This decrease was primarily the result of the 2005 settlement with, and payment to, a former executive (please see Note 20 of our notes to consolidated financial statements included herein).

Cash Flows

	Year ended December 31,
(in thousands)	2005	2004	2003
Cash provided by (used in) operating activities	$11,757	$(10,348)	$802
Cash provided by (used in) investing activities	$3,222	$(12,178)	$3,613
Cash provided by (used in) financing activities	$(4,366)	$8,011	$8,866
Net increase (decrease) in cash and cash equivalents	$10,613	$(14,515)	$13,281

Cash provided by (used in) operating activities was $11.8 million in 2005, compared to $(10.3) million in 2004 and $0.8 million in 2003. The net loss of $8.7 million in 2005 was offset by non-cash items totaling approximately $20.9 million, including depreciation and amortization of $11.4 million, bad debt expense of $2.3 million, preferred stock accretion of $4.8 million and exit cost associated with facility closings of $2.8 million. In addition, changes in current assets and liabilities resulted in an additional source of cash of $2.7 million in 2005, comprised of an increase in deferred revenue of $8.2 million, a decrease in prepaid and other expenses of $1.2 million, all partially offset by a decrease in accounts payable and accrued liabilities of $1.1 million, and an increase in accounts receivable of $3.2 million. In addition, $3.1 million was paid to a former executive who left the Company several years ago, out of a long-term trust asset set up for such purpose.

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

Net cash provided by (used in) investing activities was $3.2 million in 2005, compared to $(12.2) million in 2004 and $3.6 million in 2003. Investing activities in 2005 included $1.5 million provided by a reduction in restricted cash related to letters of credit, $1.3 million used for capital expenditure purchases, and $3.1 million provided by the liquidation of a long-term trust asset which was then immediately paid to a former executive who left the Company several years ago. Investing activities used $12.2 million of cash in 2004, including $4.5 million for capital expenditure purchases primarily related to our PeopleSoft System and $9.4 million for the acquisitions of Détente Systems Pty Limited and Tempus Software, Inc.; in addition, there were reductions in restricted cash of $1.6 million in 2004. Investing activities provided $3.6 million of cash in 2003, primarily due to $4.2 million in cash received in 2003 from the sale of assets associated with the EZ-CAP managed care software business and HIM Services division, and $2.4 million from the redemption of short-term investments; in addition we used $3.3 million for capital expenditure purchases in 2003.

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

Cash provided by (used in) operating activities was $(0.8) million, $8.9 million, $2.7 million and $1.0 million sequentially for the four quarters of 2005. The changes primarily relate to the fluctuations between net (loss) and net income during the year, which were $(3.7) million, $0.1 million, $(5.2) million and $24,000 per quarter, respectively, from the first through fourth quarters of 2005. Non-cash items included in the net income (loss) for the quarterly results averaged approximately $5.2 million per quarter. In the third quarter, a $3.1 million payment was made to a former executive who left the Company several years ago, out of a long-term trust asset set aside for such purpose. In addition, changes in working capital items increased (decreased) cash in the amounts of $(2.9) million, $4.5 million, $4.1 million and $3.0 million per quarter, sequentially for the four quarters of 2005.

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including accrued future dividends on our Series A Preferred Stock, as of December 31, 2005 (in thousands):

	Total	Payments Due by Period
Contractual Obligations		Less than 1 year	1-3 years	4-5 years	After 5 years
Accrued dividends (1)	$9,054	$5,407	$3,647	$—	$—
Operating leases (2)	21,784	4,804	12,775	4,200	—

Total contractual obligations	$30,838	$10,211	$16,422	$4,200	$—

Other Commercial Commitments
Standby letters of credit (3)	$2,375	$2,026	$—	$—	$349

Total commercial commitments	$2,375	$2,026	$—	$—	$349

(1)	The Series A Preferred Stock holders have an option to convert and receive, when declared by the Board, dividends equal to the total previously unpaid dividends payable from effective date of conversion through June 1, 2007 at a rate of $1.375 per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common shares or any combination thereof at the option of the Company. Please see Note 12 of our notes to consolidated financial statements included herein.
(2)	The Company plans to sublease the vacant San Rafael, California facility in 2006. The San Rafael lease payments total approximately $4.9 million for years 2006 through 2009. Of this amount, the minimum rent payments totaling $3.8 million are included in the schedule above. As a result, these amounts may become payable prior to the original contract term.
(3)	The less than 1 year amount of $2.0 million includes a $1.0 million letter of credit in favor of the State of New Jersey under its contract and a $1.0 million letter of credit in favor of another customer under its contract. The remainder represents security deposits for leased facilities.

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

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments. In addition, cash used in investing activities may fluctuate due to our software development efforts, any acquisition or disposition we may undertake and costs associated with our investments in fixed assets and information technology. For additional discussion, see Item 1 A. Risk Factors of our 2005 Annual Report.

We depend on licenses from a number of third-party vendors for certain technology, including the computer hardware, operating systems, database management systems, programming language and runtime environment, upon which we develop and operate our products. We are materially reliant upon licenses with the following third-party vendors: InterSystems Corporation, Document Storage Systems, Inc., Megas Corporation, Unicor Medical, Oracle, Microsoft, Quovadx, the American Medical Association (AMA), 3M and the American Hospital Association (AHA). Most of these licenses expire within three to five years. Such licenses can be renewed only by mutual consent and may be terminated if we breach the license terms and fail to cure the breach within a specified time period. If such licenses are terminated, we may not be able to continue using the technology on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce product shipments until equivalent technology is obtained, which could have a material adverse effect on our business, financial condition and results of operations. However, as all application software companies, including QuadraMed and our competitors, are reliant on licensed technology and third-party components, we believe our reliance on such technology and licenses places us at no competitive disadvantage. For additional discussion, see Item IA. Risk Factors of our 2005 Annual Report.

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

Item 8. Financial Statements and Supplementary Data

Our financial statements and supplementary data are included in this Amendment to the Annual Report on Form 10-K/A beginning on page F-1 and are incorporated by reference into this Amendment to the Annual Report on Form 10-K/A.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as a part of this Amendment to the Annual Report on Form 10-K/A:

1.	Financial Statements. Reference is made to the consolidated financial statements and notes incorporated herein begin on page F-1.

2.	Financial Statement Schedule. Reference is made to Schedule II—Valuation and Qualifying Accounts on page F-35.

3.	Exhibits. Reference is made to the Exhibit List of this Amendment to the Annual Report on Form 10-K/A.

(b)	Reports filed on Form 8-K during the last quarter of the year covered by this Amendment to the Annual Report on Form 10-K/A:

1.	Form 8-K, dated October 17, 2005, regarding the commencement of Keith B. Hagen’s tenure as the Company’s Chief Executive Officer and his appointment to the Company’s Board of Directors, the departure of Directors F. Scott Gross, William K. Jurika and Cornelius T. Ryan, and amendment of the Company’s Bylaws to eliminate the requirement that the Chairman of the Company’s Board of Directors be an officer of the Company.

2.	Form 8-K, dated October 31, 2005, reporting the results of the Company’s annual meeting, including the shareholder approval of an amendment to the Certificate of Designation for the Company’s Series A Preferred Stock.

3.	Form 8-K, dated November 15, 2005, press release on November 9, 2005, announcing earnings and other financial results for the Company’s third fiscal quarter ended September 30, 2005.

4.	Form 8-K, dated November 17, 2005, attaching a transcript from the investor conference call held on November 9, 2005 regarding the Company’s earnings and other financial results for the third quarter ended September 30, 2005.

5.	Form 8-K, dated November 28, 2005, announcing the appointment of Steven V. Russell as the Company’s Senior Vice President of Corporate Development, effective November 21, 2005, and the entry into definitive agreements in connection with his appointment.

The exhibits listed on the accompanying Exhibit Index or incorporated by reference are filed as part of this Amendment to the Annual Report on Form 10-K/A.

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

QUADRAMED CORPORATION

Date: August 17, 2006	By:	/S/ KEITH B. HAGEN
Keith B. Hagen Chief Executive Officer

Date: August 17, 2006	By:	/S/ DAVID L. PIAZZA
David L. Piazza Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

	/S/ KEITH B. HAGEN Keith B. Hagen	Chief Executive Officer, Director (Principal Executive Officer)	August 17, 2006

	/S/ DAVID L. PIAZZA David L. Piazza	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	August 17, 2006

	/S/ ROBERT L. PEVENSTEIN* Robert L. Pevenstein	Chairman of the Board	August 17, 2006

	/S/ LAWRENCE P. ENGLISH* Lawrence P. English	Director	August 17, 2006

	/S/ ROBERT W. MILLER* Robert W. Miller	Director	August 17, 2006

	/S/ JAMES E. PEEBLES* James E. Peebles	Director	August 17, 2006

*By:	/S/ KEITH B. HAGEN Keith B. Hagen	Attorney-in-Fact	August 17, 2006

EXHIBIT INDEX

Certain of the following exhibits have been previously filed with the SEC and are incorporated herein by reference from the document described in parentheses. Certain others are filed herewith.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of June 30, 2004, by and among QuadraMed Corporation, Sawgrass, LLC, Tempus Software, Inc. and each of the shareholders of Tempus Software, Inc. (Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on July 15, 2004.)

3.1	Third Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.5 to our Annual Report Amended on Form 10-Q/A, as filed with the SEC on August 24, 1998.)

3.2	Amendment to the Third Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.3 to our Registration Statement on Form S-1, No. 333-112040, as filed January 21, 2004.)

3.3	Amended and Restated Bylaws of QuadraMed. (Exhibit 3.1 to our Current Form on Form 8-K, as filed with the SEC on October 17, 2005.)

4.1	Certificate of Amendment Amending and Restating the Certificate of Designation, Powers, Preferences and Rights of the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on October 31, 2005)

4.2	Form of Common Stock certificate. (Exhibit 4.2 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

4.3	Warrant Agreement, including Form of Warrant, dated as of April 17, 2003, by and between QuadraMed Corporation and The Bank of New York, as warrant agent. (Exhibit 4.3 to our Current Report on Form 8-K, as filed with the SEC on April 30, 2003.)

4.4	Registration Rights Agreement, dated as of April 17, 2003, among QuadraMed, the investors listed on the signature pages thereto, and Philadelphia Brokerage Corporation. (Exhibit 4.5 to our Current Report on Form 8-K, as filed with the SEC on April 30, 2003.)

4.5	Registration Rights Agreement dated as of June 15, 2004, by and between QuadraMed and the investors identified on the signature pages thereto. (Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on June 17, 2004.)

4.6	Registration Rights Agreement dated as of June 30, 2004, by and between QuadraMed and the shareholders identified on the signature pages thereto. (Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on July 30, 2004.)

4.7	Form of Preferred Stock certificate for the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 4.17 to our Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25, 2004.)

10.1	Summary Plan Description, QuadraMed Corporation 401(k) Plan. (Exhibit 10.3 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.2	1996 Stock Incentive Plan of QuadraMed. (Exhibit 10.1 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

Exhibit Number	Exhibit Description

10.3	1999 Supplemental Stock Option Plan of QuadraMed. (Exhibit 10.5 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2000, as amended by May 1, 2000.)

10.4	2002 Employee Stock Purchase Plan of QuadraMed. (Exhibit 99.1 to our Registration Statement on Form S-8, No. 333-87426, as filed with the SEC on May 2, 2002, as amended by Exhibit C to our Schedule 14A, as filed with the SEC on April 6, 2004.)

10.5	2004 Stock Compensation Plan of QuadraMed. (Exhibit 4.36 to our Registration Statement on Form S-8, No. 333-118581, as filed with the SEC on August 26, 2004.)

10.6	Form of Indemnification Agreement between QuadraMed and its directors and executive officers. (Exhibit 10.6 to our Annual Report on Form 10-K, as filed with the SEC on March 16, 2006.)

10.7	Separation Agreement dated June 12, 2000, between James D. Durham and QuadraMed. (Exhibit 10.64 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed with the SEC on August 14, 2000.)

10.8	Separation Agreement dated January 5, 2005, between Michael S. Wilstead and QuadraMed. (Exhibit 10.15 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 9, 2005.)

10.9	Separation Agreement dated as of August 17, 2005, between John C. Wright and QuadraMed. (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on August 26, 2005.)

10.10	Separation Agreement dated September 23, 2005, between Dean Souleles and QuadraMed. (Exhibit 99.6 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

10.11	Employment Agreement dated June 12, 2000, between Lawrence P. English and QuadraMed. (Exhibit 10.66 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as filed with the SEC on August 14, 2000.)

10.12	Amendment of Employment Agreement dated September 20, 2001, between Lawrence P. English and QuadraMed. (Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed with the SEC on November 14, 2001.)

10.13	Stock Issuance Agreement dated December 30, 2003, by and between Lawrence P. English and QuadraMed Corporation. (Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 22, 2004.)

10.14	Transition Agreement dated September 27, 2005, between Lawrence P. English and QuadraMed. (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

10.15	Employment Agreement dated August 1, 2005, between James R. Klein and QuadraMed Corporation. (Exhibit 10.15 to our Annual Report on Form 10-K, as filed with the SEC on March 16, 2006.)

10.16	Inducement Stock Agreement dated as of August 1, 2005, between James R. Klein and QuadraMed Corporation. (Exhibit 99.3 to our Current Report on Form 8-K, as filed with the SEC on August 15, 2005.)

10.17	Restricted Stock Agreement dated as of August 1, 2005, between James R. Klein and QuadraMed Corporation. (Exhibit 99.4 to our Current Report on Form 8-K, as filed with the SEC on August 15, 2005.)

10.18	Employment Agreement dated as of August 10, 2005, between David L. Piazza and QuadraMed Corporation. (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on September 1, 2005.)

10.19	Severance Agreement dated as of August 22, 2005, between James Milligan and QuadraMed. (Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on August 26, 2005.)

Exhibit Number	Exhibit Description
10.20	Employment Agreement dated as of October 17, 2005, between Keith B. Hagen and QuadraMed Corporation. (Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

10.21	Inducement Stock Agreement dated as of October 17, 2005, between Keith B. Hagen and QuadraMed Corporation. (Exhibit 99.3 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

10.22	Restricted Stock Agreement dated as of October 17, 2005, between Keith B. Hagen and QuadraMed Corporation. (Exhibit 99.4 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

10.23	Proprietary Information and Non-Competition Agreement dated September 26, 2005, between Keith B. Hagen and QuadraMed Corporation. (Exhibit 99.5 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

10.24	Employment Agreement dated as of November 21, 2005, between Steven V. Russell and QuadraMed Corporation. (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on November 28, 2005.)

10.25	Inducement Stock Option Agreement dated as of November 21, 2005, between Steven V. Russell and QuadraMed Corporation. (Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on November 28, 2005.)

10.26	Proprietary Information and Non-Competition Agreement dated as of November 21, 2005, between Steven V. Russell and QuadraMed Corporation. (Exhibit 99.3 to our Current Report on Form 8-K, as filed with the SEC on November 28, 2005.)

10.27	Settlement Agreement dated July 6, 2005, between James D. Durham and QuadraMed Corporation. (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on July 8, 2005.)

10.28	Negotiable Promissory Note dated July 6, 2005, between James D. Durham and QuadraMed Corporation. (Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on July 8, 2005.)

10.29	Security Agreement dated July 6, 2005, between James D. Durham and QuadraMed Corporation. (Exhibit 99.3 to our Current Report on Form 8-K, as filed with the SEC on July 8, 2005.)

10.30	Lease dated November 19, 1998 for facilities located at 22 Pelican Way, San Rafael, California. (Exhibit 1.7 to our Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC on March 30, 2000.)

10.31	Lease dated November 26, 2001 for facilities located at 1050 Los Vallecitos Boulevard, San Marcos, California. (Exhibit 10.18 to our Registration Statement on Form S-1, No. 333-112040, as filed January 21, 2004.)

10.32	Lease dated September 15, 2001 for facilities located at 12110 Sunset Hills Road, Reston, Virginia. (Exhibit 10.19 to our Registration Statement on Form S-1, No. 333-112040, as filed January 21, 2004.)

10.33	Value Added Remarketing Agreement dated September 26, 1989, by and between InterSystems Corporation and the Compucare Company. (Exhibit 10.28 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25. 2004.)

10.34	Amendment to VAR Agreement between QuadraMed Affinity Corporation and InterSystems Corporation. (Exhibit 10.29 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25. 2004.)

Exhibit Number	Exhibit Description
14.1	QuadraMed Corporation Code of Ethics for Principal Executive Officers and Senior Financial Officers. (Exhibit 14.1 to our Current Report on Form 8-K, as filed with the SEC on March 15, 2006.)

21.1	QuadraMed Corporation subsidiaries. (Exhibit 21.1 to our Annual Report on Form 10-K, as filed with the SEC on March 16, 2006.)

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm. (Exhibit 23.1 to our Annual Report on Form 10-K, as filed with the SEC on March 16, 2006.)

23.2**	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney. (Exhibit 24.1 to our Annual Report on Form 10-K, as filed with the SEC on March 16, 2006.)

31.1	Section 302 Certification—CEO (Exhibit 31.1 to our Annual Report on Form 10-K, as filed with the SEC on March 16, 2006.)

31.2	Section 302 Certification—CFO (Exhibit 31.2 to our Annual Report on Form 10-K, as filed with the SEC on March 16, 2006.)

31.3**	Section 302 Certification—CEO

31.4**	Section 302 Certification—CFO

32.1	Section 906 Certification—CEO (Exhibit 32.1 to our Annual Report on Form 10-K, as filed with the SEC on March 16, 2006.)

32.2	Section 906 Certification—CFO (Exhibit 32.2 to our Annual Report on Form 10-K, as filed with the SEC on March 16, 2006.)

32.3**	Section 906 Certification—CEO

32.4 **	Section 906 Certification—CFO

**	Filed herewith.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of QuadraMed Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2006, except for Note 20 which is as of July 31, 2006, expressed an unqualified opinion thereon.

As discussed in Note 20 to the accompanying consolidated financial statements, QuadraMed has reclassified the cash flow presentation of a 2005 payment to a former executive.

/S/ BDO SEIDMAN, LLP
BDO Seidman, LLP

Bethesda, Maryland

March 13, 2006, except for Note 20 which is as of July 31, 2006.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of QuadraMed Corporation as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive loss, and cash flows and our report dated March 13, 2006, except for Note 20 which is as of July 31,2006, expressed an unqualified opinion.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Bethesda, Maryland

March 13, 2006, except for Note 20 which is as of July 31, 2006.

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

QUADRAMED CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31
	2005	2004	2003
	(Restated)
Cash flows from operating activities
Net income (loss) attributable to common shareholders	$(8,734)	$(44,294)	$(23,943)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,918	9,524	8,374
Deferred compensation amortization	1,962	1,016	502
Amortization of dividend and debt discounts	565	1,571	2,771
Provision for bad debts	2,263	3,185	2,567
Loss on discontinued operations	—	3,332	—
Gain on sale of assets	(383)	—	—
Loss on retirement of debt	—	14,871	—
Exit cost associated with facility closings	2,797	4,190	—
Preferred stock accretion	4,796	2,465	—
Other	—	(5)	325
Changes in assets and liabilities:
Accounts receivable	(3,240)	4,057	(1,827)
Prepaid expenses and other	(1,217)	2,626	(5,710)
Accounts payable and accrued liabilities	(1,079)	(5,659)	8,733
Deferred revenue	8,209	(7,227)	9,010
Payment to former executive out of trust	(3,100)	—	—

Cash provided by (used in) operating activities	11,757	(10,348)	802

Cash flows from investing activities
Decrease in restricted cash	1,498	1,634	326
Sales of available-for-sale securities, net	(98)	77	2,360
Sales of assets	—	—	4,190
Acquisitions of businesses, net of cash acquired	—	(9,376)	—
Purchases of property and equipment	(1,278)	(4,513)	(3,263)
Termination of trust	3,100	—	—

Cash provided by (used in) investing activities	3,222	(12,178)	3,613

Cash flows from financing activities
Issuances of debt and warrants	—	—	71,000
Repayments of debt	—	(88,090)	(62,473)
Proceeds from issuance of preferred stock	—	96,121	—
Proceeds from the sale of assets	431	—	—
Payment of preferred stock dividends	(5,833)	(1,803)	—
Proceeds from issuance of common stock and other	1,036	1,793	339
Other	—	(10)	—

Cash provided by (used in) financing activities	(4,366)	8,011	8,866

Net increase (decrease) in cash and cash equivalents	10,613	(14,515)	13,281

Cash and cash equivalents, beginning of period	22,429	36,944	23,663

Cash and cash equivalents, end of period	$33,042	$22,429	$36,944

Supplemental disclosure of cash flow information
Cash paid for interest	—	3,481	6,672

Cash (refunded) for taxes	—	(175)	(26)

Supplemental disclosure of non-cash investing and financing transactions
Issuance of restricted shares of common stock	1,147	—	2,800

Issuance of debt in lieu of interest payment	—	—	1,294

Issuance of common stock upon acquisition of Tempus	—	7,650	—

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition — QuadraMed’s revenue is principally generated from three sources: (i) licensing arrangements, (ii) services and (iii) hardware.

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

During 2004 and part of 2005, QuadraMed owned, and contributed to, a grantor, or “rabbi,” trust established to make contributions to satisfy its obligations under a Supplemental Executive Retirement Plan (SERP) and two other subsequently terminated benefit plans. QuadraMed made the investment decisions on this policy. The performance of the variable life insurance policy for cash value and premium amounts varied depending on the performance of the selected underlying sub-accounts. Pursuant to FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance, QuadraMed reported the amount that could be realized under the insurance contract as an asset valued as of the balance sheet date and treated the change in value during the reported period as an adjustment of premiums paid in determining the expense or income to be recognized. The cash surrender value of the policy as of December 31, 2004 was $2.6 million, and was included in other long-term assets in the accompanying Consolidated Balance Sheets. On July 6, 2005, the Company settled its litigation with Mr. James Durham, its former Chief Executive Officer. Under the terms of the Settlement Agreement and General Release between the parties (“Settlement Agreement”), the Company made an immediate cash payment of approximately $3.6 million and issued a Negotiable Promissory Note (the “Note”) to Mr. Durham in the principal amount of $1.4 million with an interest rate of 5.12% per annum. The immediate cash payment was funded principally by the liquidation of certain assets, including the “rabbi” trust which was earmarked for such purpose.

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

The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Deferred tax assets:
Research and development and AMT credits	$6,020	$5,175	$7,560
Net operating loss carry forwards	51,133	54,314	31,143
Deferred revenue	—	—	11,796
Intangible assets	8,399	7,262	8,922
Other	7,810	8,512	7,433

	73,362	75,263	66,854

Deferred tax liabilities:
Other intangible assets	(2,229)	(2,533)	(1,379)
Depreciation	(628)	(668)	(767)
Other	(619)	(151)	—

	(3,476)	(3,352)	(2,146)

Net deferred tax asset before allowance	69,886	71,911	64,708
Valuation allowance	(70,155)	(71,911)	(64,708)

Net deferred tax liabilities	$(269)	$—	$—

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

20. SUBSEQUENT EVENT – RECLASSIFICATION OF PAYMENT TO FORMER EXECUTIVE

As reported on July 31, 2006 in its Current Report on Form 8-K, Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review, the Company disclosed that it would file this amendment (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Annual Report”) for the sole purpose of reclassifying a July 2005 $3.1 million payment made to former Chairman and CEO, James Durham, as an operating activity in the 2005 Consolidated Statement of Cash Flows. The payment was originally reported in the 2005 Annual Report as an investing activity, along with the liquidation of the $3.1 million SERP Trust asset that was set aside for such purpose. This reclassification increases cash provided by investing activities from $122,000, as originally reported, to $3,222,000 and decreases cash provided by operating activities from $14,857,000, as originally reported, to $11,757,000. This reclassification does not affect: (i) the reported cash and cash equivalents balance as of December 31, 2005 of $33,042,000; (ii) the reported 2005 net increase in cash and cash equivalents of $10,613,000; (iii) any other item of the 2005 Consolidated Statement of Cash Flows; (iv) any aspect of the 2005 Consolidated Balance Sheet; nor (v) any aspect of the 2005 Consolidated Statement of Operations (including loss from operations, net loss and per share amounts.) In addition to the insertion of this new Note 20 in this Amendment, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2005 Annual Report has been amended as appropriate for the change.

21. LITIGATION AND OTHER MATTERS

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

QUADRAMED CORPORATION

UNAUDITED QUARTERLY/SUPPLEMENTARY FINANCIAL INFORMATION

Unaudited Quarterly Results of Operations/Supplementary Financial Information for 2005	F-32

Unaudited Quarterly Results of Operations/Supplementary Financial Information for 2004	F-33

QuadraMed Corporation

Unaudited Quarterly Consolidated Financial Data

	Quarter
(thousands of dollars, except per share amounts)	First	Second	Third	Fourth	Total
2005
Revenue	$30,375	$30,683	$30,046	$31,209	$122,313

Gross margin	$18,889	$19,738	$18,639	$19,403	$76,669

Net income (loss)	$(2,520)	$1,293	$(3,958)	$1,247	$(3,938)

Net income (loss) attributable to common shareholders	$(3,695)	$102	$(5,165)	$24	$(8,734)

Loss per share
Basic	$(0.09)	$0.00	$(0.13)	$0.01	$(0.21)
Diluted	$(0.09)	$0.00	$(0.13)	$0.01	$(0.21)
Weighted average shares outstanding
Basic	40,219	40,499	40,684	41,370	40,658

Diluted	40,219	40,499	40,684	41,370	40,658

1. The $3.8 million increase in net income between Q105 and Q205 was primarily attributable to the following:

•	a decrease in cost of hardware of $0.4 million;

•	a decrease in operating expense of $1.0 million; and

•	a decrease in loss from discontinued operation of $1.7 million.

2. The $5.3 million increase in net loss between Q205 and Q305 was due primarily to a combination of:

•	a decrease in hardware revenue of $0.7 million;

•	an increase in general and administrative expenses of $2.2 million, primarily as a result of executive severance costs;

•	a loss on lease obligation of $1.1 million was recorded in Q305 related to San Rafael, CA office lease; and

•	a loss from discontinued operation of $0.8 million was recorded in Q305.

3. The $5.2 million decrease in net loss between Q305 and Q405 was primarily attributable to the following:

•	an increase in licenses revenue of $0.9 million;

•	an increase in hardware revenue of $0.3 million;

•	a decrease in operating expense of $2.9 million related to severance costs and loss on lease obligation recorded in Q305; and

•	a decrease in interest expense of $0.6 million.

QuadraMed Corporation

Unaudited Quarterly Consolidated Financial Data

	Quarter
(thousands of dollars, except per share amounts)	First	Second	Third	Fourth	Total
2004
Revenue	$34,644	$30,472	$30,776	$28,912	$124,804

Gross margin	$20,794	$18,595	$18,313	$16,673	$74,375

Net income (loss)	$(4,541)	$(9,669)	$(16,292)	$(11,327)	$(41,829)

Net income (loss) attributable to common shareholders	$(4,541)	$(9,669)	$(17,640)	$(12,444)	$(44,294)

Loss per share
Basic	$(0.16)	$(0.28)	$(0.44)	$(0.31)	$(1.23)
Diluted	$(0.16)	$(0.28)	$(0.44)	$(0.31)	$(1.23)
Weighted average shares outstanding
Basic	29,155	34,872	39,779	40,039	35,982

Diluted	29,155	34,872	39,779	40,039	35,982

1. The $5.1 million increase in net loss between Q104 and Q204 was primarily attributable to the following:

•	a decrease in license revenue of $1.3 million;

•	a decrease in hardware revenue of $3.5 million, due to a significant hardware sale in Q403 which was recognized as revenue in Q104;

•	a reduction in cost of hardware of $2.0 million, due to the related revenue reduction;

•	a decrease in operating expense of $1.3 million due to reductions in salaries and wage-related costs for severance for the San Rafael Headquarters staff and the transition of their functions to Reston, VA; and

•	an increase in other income (expense) of $3.3 million due to the expense in Q204 resulting from the early retirement of our debt.

2. The $6.6 million increase in net loss between Q204 and Q304 was due primarily to a combination of:

•	an increase in other income (expense) of $8.6 million related to a loss on the early retirement of debt; and

•	a decrease in interest expense and other items of $2.1 million.

3. The $5.0 million decrease in net loss between Q304 and Q404 was comprised of the following:

•	a decrease in service revenue of $1.4 million, which was offset by a $2.4 million increase in license revenue;

•	a decrease in hardware revenue of $1.6 million;

•	a reduction in cost of hardware of $1.2 million, due to the related revenue reduction;

•	a reduction in cost of service of $0.7 million, due to the related revenue reduction;

•	an increase in cost of license of $1.4 million, due in large part to a $1.2 million increase in the amortization of acquired technology costs related to the acquisitions of Détente and Tempus;

•	an increase in operating expense of $2.3 million due to a $4.2 million exit cost for the closure of San Rafael, CA office building, partially offset by a $2.5 million reduction in general and administrative expense, which included a $1.4 million reduction in legal expense a $1.0 million reduction in bad debt expense, and a $0.4 million reduction in salary related expense; and

•	An increase in other income (expense) of $12.1 million in Q404 due to the $11.7 million in Q304 expense related to the loss on the early retirement of debt.

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