Form 10-Q
period 2006-09-30
QUADRAMED CORP
filed 2006-11-13
CIK 1018833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of October 24, 2006 there were 42,256,563 shares of the registrant’s common stock outstanding, par value $0.01.

QUADRAMED CORPORATION

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2006 and 2005	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (loss) (unaudited) for the nine months ended September 30, 2006	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2006 and 2005	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	35

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 6.	Exhibits	49

	Signatures	50

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$36,485	$33,042
Short-term investments	4,185	—
Accounts receivable, net of allowance for doubtful accounts of $2,953 and $4,177, respectively	19,347	27,089
Unbilled and other receivables	4,375	3,387
Notes and other receivables, net of allowance for doubtful accounts of $822 and $715, respectively	—	50
Prepaid expenses and other current assets	9,947	12,092

Total current assets	74,339	75,660
Restricted cash	2,286	2,391
Long-term investments	1,241	1,334
Property and equipment, net of accumulated depreciation and amortization of $20,666 and $19,052, respectively	2,800	3,737
Goodwill	25,983	25,983
Other intangible assets, net of accumulated amortization of $40,230 and $35,905, respectively	3,279	7,624
Other long-term assets	3,167	3,167

Total assets	$113,095	$119,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,479	$3,551
Accrued payroll and related	7,904	7,422
Other accrued liabilities	5,395	10,114
Dividends payable	5,181	9,054
Deferred revenue	45,695	52,169

Total current liabilities	67,654	82,310
Accrued exit cost of facility closing	2,437	3,613
Other long-term liabilities	3,132	2,781

Total liabilities	73,223	88,704
Stockholders’ equity
Preferred stock, $0.01 par, 5,000 shares authorized; 4,000 shares issued and outstanding	92,000	88,231
Common stock, $0.01 par, 150,000 shares authorized; 42,255 and 41,245 shares issued and outstanding, including 457 and 457 shares of treasury stock, respectively	422	412
Additional paid-in-capital	303,897	302,324
Accumulated other comprehensive loss	(154)	(89)
Accumulated deficit	(356,293)	(359,686)

Total stockholders’ equity	39,872	31,192

Total liabilities and stockholders’ equity	$113,095	$119,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended, September 30,		Nine months ended, September 30,
	2006	2005	2006	2005
Revenue
Services	$3,859	$2,824	$9,480	$9,448
Maintenance	14,802	13,767	42,605	41,152
Installation and other	2,893	3,196	9,048	8,300

Services and other revenue	21,554	19,787	61,133	58,900
Licenses	11,151	10,009	31,713	30,143
Hardware	327	250	1,142	2,061

Total revenue	33,032	30,046	93,988	91,104

Cost of revenue
Cost of services and other revenue	6,846	7,326	21,497	21,764
Royalties and other	3,034	2,385	8,824	6,811
Amortization of acquired technology and capitalized software	748	1,014	2,699	3,073

Cost of license revenue	3,782	3,399	11,523	9,884
Cost of hardware revenue	347	682	1,131	2,190

Total cost of revenue	10,975	11,407	34,151	33,838

Gross margin	22,057	18,639	59,837	57,266

Operating expense
General and administration	4,370	8,340	15,299	20,625
Software development	7,298	7,812	23,254	23,253
Sales and marketing	3,730	3,160	10,849	10,727
Amortization of intangible assets and depreciation	1,035	1,087	3,239	3,793
Exit cost of facility closing	—	1,066	—	1,066

Total operating expenses	16,433	21,465	52,641	59,464

Income (loss) from operations	5,624	(2,826)	7,196	(2,198)

Other income (expense)
Interest expense, includes non-cash charges of $85, $383 and $306, $740, respectively	(85)	(403)	(311)	(763)
Interest income	501	223	1,266	444
Other income (expense), net	40	(21)	94	(37)

Other income (expense)	456	(201)	1,049	(356)

Income from continuing operations before income taxes	$6,080	$(3,027)	$8,245	$(2,554)
Provision for income taxes	(101)	(114)	(262)	(128)

Income from continuing operations	5,979	(3,141)	7,983	(2,682)
Loss from discontinued operations	—	(817)	—	(2,503)

Net income (loss)	$5,979	$(3,958)	$7,983	$(5,185)
Preferred stock accretion	(1,273)	(1,207)	(3,769)	(3,573)

Net income (loss) attributable to common shareholders	$4,706	$(5,165)	$4,214	$(8,758)

Income (loss) per share-basic
Continuing operations	$0.11	$(0.11)	$0.10	$(0.15)
Discontinued operations	—	(0.02)	—	(0.07)

Net income (loss)	$0.11	$(0.13)	$0.10	$(0.22)

Income (loss) per share-diluted
Continuing operations	$0.08	$(0.11)	$0.10	$(0.15)
Discontinued operations	—	(0.02)	—	(0.07)

Net income (loss)	$0.08	$(0.13)	$0.10	$(0.22)

Weighted average shares outstanding
Basic	42,156	40,684	41,788	40,407

Diluted	78,093	40,684	77,932	40,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder's Equity	Other Comprehensive Income (loss)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2005	4,000	$88,231	41,702	$417	(457)	$(5)	$302,324	$(89)	$(359,686)	$31,192	$(8,699)
Issuance of common stock	—	—	495	5	—	—	593	—	—	598	—
Issuance of common stock upon exercise of warrants	—	—	515	5	—	—	(5)	—	—	—	—
Accretion of preferred stock	—	3,769	—	—	—	—	—	—	(3,769)	—	(3,769)
Dividends declared	—	—	—	—	—	—	—	—	(750)	(750)	—
Stock-based compensation expense	—	—	—	—	—	—	985	—	—	985	—
Net unrealized loss on available-for-sale securities	—	—		—		—	—	(24)	—	(24)	(24)
Foreign currency translation	—	—	—	—	—	—	—	(41)	—	(41)	(41)
Other	—	—	—	—	—	—	—	—	(71)	(71)	—
Net income	—	—	—	—	—	—	—	—	7,983	7,983	7,983

Balance, September 30, 2006	4,000	$92,000	42,712	$427	(457)	$(5)	$303,897	$(154)	$(356,293)	$39,872	$4,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Cash flows from operating activities
Net income (loss) attributable to common shareholders	$4,706	$(5,165)	$4,214	$(8,758)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,851	3,465	6,191	9,478
Preferred stock accretion	1,273	1,207	3,769	3,573
Exit cost of facility closing	—	1,066	—	1,066
Impairment and other charges for Financial Services Division	—	817	—	1,731
Provision for bad debts	—	879	820	1,704
Stock-based compensation expense	324	—	985	—
Gain on sale of assets	—	(383)	—	(383)
Other	—	—	(21)	—
Changes in assets and liabilities:
Accounts receivable	3,494	4,447	6,923	(2,170)
Prepaid expenses and other	869	(1,372)	1,229	1,618
Accounts payable and accrued liabilities	(626)	3,410	(5,199)	219
Deferred revenue	(8,858)	(2,331)	(6,473)	6,065
Payment to former executive out of trust	—	(3,100)	—	(3,100)

Cash provided by operating activities	3,033	2,940	12,438	11,043
Cash flows from investing activities
Decrease (increase) in restricted cash	82	(8)	105	1,539
Capital expenditures	(231)	(297)	(731)	(1,101)
Proceeds from the sale of assets and available-for-sale securities	1,951	462	2,609	345
Purchases of available-for-sale securities	(6,030)	—	(6,707)	—
Termination of trust	—	3,100	—	3,100
Other	(30)	—	5	—

Cash provided by (used in) investing activities	(4,258)	3,257	(4,719)	3,883
Cash flows from financing activities
Proceeds from issuance of common stock and other	181	239	599	845
Payment of preferred stock dividends	(1,625)	(1,458)	(4,875)	(4,208)

Cash used in financing activities	(1,444)	(1,219)	(4,276)	(3,363)

Net increase (decrease) in cash and cash equivalents	(2,669)	4,978	3,443	11,563
Cash and cash equivalents, beginning of period	39,154	29,014	33,042	22,429

Cash and cash equivalents, end of period	$36,485	$33,992	$36,485	$33,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

2. SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. We suggest that you read these interim financial statements in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006, as amended by Amendment No. 1, filed with the SEC on August 17, 2006. In the opinion of management, the condensed

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

consolidated financial statements for the periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results for the entire year ending December 31, 2006.

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values, using prescribed options-pricing models. We have adopted SFAS No. 123(R) for our fiscal year beginning January 1, 2006. See Note 10 – Stock-Based Compensation.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 on January 1, 2007 will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006, with early application encouraged. The Company is in the process of evaluating the requirements and impacts of SAB 108, and will reflect the adoption of the pronouncement in its financial statements to be filed on Form 10-K for its fiscal year ended December 31, 2006.

In February 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which nullifies and amends various accounting guidance relating to accounting for derivative instruments and securitization transactions. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions. This statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006. The Company does not have any derivative instruments or securitization transactions; therefore it believes the adoption of SFAS No. 155 will have an impact on its financial condition, results of operations or cash flows.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140”. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company does not have any servicing assets or liabilities; therefore it believes the adoption of SFAS No. 156 will not have an impact on its financial condition, results of operations or cash flows.

In September 2006, the FASB issued Statement 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes the adoption of Statement 157 will not have an impact on its financial condition, results of operations or cash flows.

In September 2006, the FASB issued Statement 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. Statement 158 will require the Company to show the funded status of its pension and retiree health care plans as a prepaid asset or accrued liability, and to show the net deferred and unrecognized gains and losses related to the retirement plans, net of tax, as part of accumulated other comprehensive income in shareholders’ equity. Previously, the net deferred and unrecognized gains and losses were netted in the prepaid asset or accrued liability recorded for the retirement plans. The Company does not have any defined benefit pension or other post retirement plans; therefore it believes the adoption of Statement 158 will not have an impact on its financial condition, results of operations or cash flows.

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

The lease for the San Marcos facility terminates in May 2008. The future minimum lease payments related to the San Marcos facility for the years 2006 through 2008 total approximately $1.1 million. Effective July 1, 2006, QuadraMed entered into a sublease agreement for 100% of the rentable space in its abandoned San Marcos facility. The sublease is coterminous with the Company’s remaining lease term, commencing on July 1, 2006 and expiring May 21, 2008. Total sublease income to be derived under the sublease agreement for the remainder of 2006 through 2008 is expected to be approximately $1.2 million. In connection with its evaluation of its lease liability associated with the closing of this facility, the Company will continue to evaluate the impact of the sublease income on its calculation of accrued exit cost of facility closing.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

The results of operations for the Financial Services Division, as discussed above, are presented in the table below (in thousands):

	For the nine months ended September 30,
	2006	2005
Revenues	$—	$223

Loss from operation	—	(772)
Exit cost of facility closing	—	(1,849)
Other	—	118

Total loss	$—	$(2,503)

Exit Cost of Facility Closing

During the fourth quarter of 2004, we vacated and closed our San Rafael, California facility as a result of the relocation of our headquarters to Reston, Virginia. The future minimum lease payments for the San Rafael facility total approximately $3.1 million for the years 2006 through 2009. The Company estimated its liability under its operating lease agreement, such estimate being reduced by the estimated sublease rental income. The present value of the estimated liability was recorded as an accrued exit cost of facility closing. The lease for this facility terminates in December 2009. Effective June 28, 2006, QuadraMed entered into a sublease agreement for approximately 33% of the rentable space in its abandoned San Rafael facility. The sublease is coterminous with the Company’s remaining lease term, commencing on July 28, 2006 and expiring December 31, 2009. Total sublease income to be derived under the sublease agreement for the remainder of 2006 through 2009 is expected to be approximately $0.9 million. In connection with its evaluation of its lease liability associated with the closing of this facility, the Company will evaluate the impact of the sublease income on its calculation of exit cost of facility closing.

The following table sets forth a summary of the exit cost charges and accrued exit costs for both the San Marcos, California and San Rafael, California facilities as of September 30, 2006 and 2005 (in thousands):

	As of September 30,
	2006	2005
Exit Costs for the San Rafael Facility:
Accrued exit cost of facility closing, beginning of period	$4,217	$4,048
Exit cost for facility closing of former headquarters	—	1,066
Payments made	(727)	(661)

Accrued exit cost of facility closing, end of period	$3,490	$4,453

Exit Costs for the San Marcos Facility:
Accrued exit cost of facility closing, beginning of period	$1,275	$—
Exit cost of facility closing, February 2005	—	1,032
Exit cost of facility closing, September 2005	—	817
Payments made	(519)	(413)

Accrued exit cost of facility closing, end of period	$756	$1,436

Summary:
Accrued exit cost liability
Short-term	$1,809	$1,868
Long-term	2,437	4,021

Total	$4,246	$5,889

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

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

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets for the nine month period ended September 30, 2006 were as follows (in thousands):

	As of December 31, 2005	Q1 2006 Activity	Q2 2006 Activity	Q3 2006 Activity	As of September 30, 2006
Cost
Capitalized software	$13,043	$—	$—	$—	$13,043
Goodwill	37,896	—	—	—	37,896
Other intangible assets	30,486	(11)	(9)	—	30,466

	81,425	(11)	(9)	—	81,405
Accumulated amortization
Capitalized software	$(12,562)	$(214)	$(204)	$(54)	$(13,034)
Goodwill	(11,913)	—	—	—	(11,913)
Other intangible assets	(23,343)	(1,383)	(1,281)	(1,189)	(27,196)

	(47,818)	(1,597)	(1,485)	(1,243)	(52,143)
Net book value
Capitalized software	$481	$(214)	$(204)	$(54)	$9
Goodwill	25,983	—	—	—	25,983
Other intangible assets	7,143	(1,394)	(1,290)	(1,189)	3,270

	$33,607	$(1,608)	$(1,494)	$(1,243)	$29,262

Amortization of acquired technology, a component of other intangible assets, for the three months ended September 30, 2006 and 2005 was $694,000 and $781,000, respectively. For the nine months ended September 30, 2006 and 2005, amortization of acquired technology was $2.2 million and $2.3 million, respectively, and is included in cost of license revenue for the respective periods. No impairment charges were recorded during the three or nine months ended September 30, 2006 or 2005.

7. SERIES A PREFERRED STOCK

On June 17, 2004, QuadraMed issued 4.0 million shares of Series A Cumulative Mandatory Convertible Preferred Stock (the “Series A Preferred Stock”) in a private, unregistered offering to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933. The Series A Preferred Stock was sold for $25 per share, and QuadraMed used the $96.1 million of net proceeds from the offering to repurchase all of our 2008 Notes and 2005 Notes, together with accrued interest and related redemption premiums; the remainder of the net proceeds was used for general corporate purposes.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

The Series A Preferred Stock holders do not have any relative, participating, optional or other voting rights and powers, except that (i) if four quarterly dividend payments are in arrears, such holders are entitled to elect two substitute directors to the Board of Directors at any annual or special meeting and (ii) in certain circumstances, such holders are entitled to vote on the authorization or creation of securities ranking on par with or above the Series A Preferred Stock, certain amendments to the Certificate of Incorporation or the Certificate of Designation for the Series A Preferred Stock, and the incurrence of new senior indebtedness in an aggregate principal amount exceeding $8.0 million. Prior to the authorization or creation of, or increase in the authorized amount of, any shares of any class or series (or any security convertible into shares of any class or series) ranking senior to or on par with the Series A Preferred Stock in the distribution of assets upon any liquidation, dissolution or winding up of QuadraMed or in the payment of dividends, QuadraMed must have the affirmative vote of a majority of any outstanding shares of the Series A Preferred Stock (along with any shares of every other series or class of common stock ranking on par with the Series A Preferred Stock having like voting rights). In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, before any payment or distribution of the Company’s assets is made or set apart for the holders of common stock or any other class or series of shares of the Company’s capital stock ranking junior to the Series A Preferred Stock as to the payment of dividends or as to the distribution of assets upon liquidation, dissolution or winding up, the holders of the Series A Preferred Stock shall be entitled to receive a liquidation preference of $25 per share plus an amount equal to all dividends (whether or not earned or declared) accumulated, accrued and unpaid to the date of final distribution. However, for purposes of the foregoing provision, (1) a consolidation or merger of the Company with one or more entities, (2) a statutory share exchange or (3) a sale or transfer of all or substantially all of the Company’s assets shall not be deemed to be a liquidation, dissolution or winding up of the Company.

Generally, the Series A Preferred Stock is entitled to quarterly dividends of $0.34 (5.5% per annum) and is convertible into shares of common stock of the Company at a conversion price of $3.10, equivalent to a conversion rate of 8.0645 shares of common stock for each share of Series A Preferred Stock. The initial conversion price of $3.40 (conversion rate of 7.3529 shares of common stock for each share of Series A Preferred Stock) decreased to $3.10 as of August 1, 2005, pursuant to the terms of the Certificate of Designation relating to the Series A Preferred Stock, as the volume weighted average of the daily market price per share during a period of 30 consecutive trading days equaled $2.75 or less during the one year period beginning on the first anniversary of the issue date. Additionally, as provided in the Certificate of Designation, because the Company had not as of June 15, 2005 completed the registration of the Series A Preferred Stock with the SEC, the dividend rate for such stock increased to $0.40625 per quarter ($1.625 per annum) on June 16, 2005, and such rate will apply until the date the stock is registered. The registration statement for 3.92 million shares of Series A Preferred Stock, and 31.6 million shares of common stock into which the Series A Preferred Stock may be converted, was filed with the SEC on October 31, 2006 as Pre-Effective Amendment No. 4 to Form S-3, but has not yet been declared effective. The Company has the right to demand conversion on or after May 31, 2007, in the event the volume weighted average of the daily market price per share during a period of 20 consecutive trading days equals or exceeds $5.10.

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

As a result of the aforementioned feature, at the date of issuance of the Series A Preferred Stock, the Company recorded dividends payable of $15.2 million, which represents the present value of the three-year dividends. The present value adjustment of $1.3 million is being amortized over three years as interest expense

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

using the effective interest rate method. For the three months ended September 30, 2006 and 2005, interest expense totaled $67,000 and $133,000, respectively, and totaled $252,000 and $448,000 for the nine months ended September 30, 2006 and 2005, respectively.

The carrying value of the Series A Preferred Stock was also reduced by $15.2 million, which represents the imputed discount on the Series A Preferred Stock and which is being accreted over three years using the effective interest rate method. Accretion on the preferred stock discount which was charged to accumulated deficit for the three months ended September 30, 2006 and 2005 was $1.3 million and $1.2 million, respectively, and $3.8 million and $3.6 million for the nine months ended September 30, 2006 and 2005. If any Series A Preferred Stock shares are converted prior to the end of the three-year period, the related accretion will be accelerated. The Company determined that there was no beneficial conversion feature attributable to the Series A Preferred Stock.

The following table summarizes the Series A Preferred Stock activities (in thousands):

		As of September 30, 2006
Total issued		$100,000
Less: Issuance cost		(3,856)
Less: Unaccreted discount
Original present value of discount	(15,174)
2006 preferred stock accretion	3,769
2005 preferred stock accretion	4,796
2004 preferred stock accretion	2,465	(4,144)

Carrying value of preferred stock at September 30, 2006		$92,000

8. RESTRICTED STOCK GRANTS

During the three and nine months ended September 30, 2006, there was no common stock issued as a result of restricted stock grants. During the three and nine months ended September 30, 2005, 100,000 shares of common stock were issued as restricted stock grants. These grants are periodically made to certain senior executives for no monetary consideration. The majority of the Company’s restricted shares fully vest over three to four years. QuadraMed has recorded the fair value of the restricted shares on the date they were granted as deferred compensation within the Stockholders’ Equity section of the Condensed Consolidated Balance Sheets. This amount is amortized over the period in which the restrictions lapse. Compensation expense associated with the grants of restricted stock total $96,000 and $137,000 for the three months ended September 30, 2006 and 2005, respectively, and $289,000 and $420,000 for the nine months ended September 30, 2006 and 2005, respectively. In addition to these amounts, $1,442,000 was charged to severance expense in the nine months ended September 30, 2005 relating to the early-vesting of restricted stock issued to former officers of the Company.

As of September 30, 2006, restricted shares subject to forfeiture totaled 615,000.

9. NET INCOME (LOSS) PER SHARE AND COMPREHENSIVE INCOME (LOSS)

Basic income (loss) per share is determined using the weighted average number of common shares outstanding during the period. Diluted loss per share is determined using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and conversion of the preferred stock (using the as-converted method). For the three and nine month periods ended September 30, 2005, common equivalent shares were excluded from the diluted computation as their effect was anti-dilutive.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands):

	Three months ended September 30,
	2006	2005
Numerator - basic:
Net income (loss) attributable to common shareholders	$4,706	$(5,165)
Numerator - diluted:
Net income (loss)	$5,979	$(5,165)
Denominator:
Weighted average number of common shares outstanding:
Basic	42,156	40,684
Diluted	78,093	40,684
Income (loss) per common share:
Basic	$0.11	$(0.13)
Diluted	$0.08	$(0.13)

	Nine months ended September 30,
	2006	2005
Numerator - basic:
Net income (loss) attributable to common shareholders	$4,214	$(8,758)
Numerator - diluted:
Net income (loss)	$7,983	$(8,758)
Denominator:
Weighted average number of common shares outstanding:
Basic	41,788	40,407
Diluted	77,932	40,407
Income (loss) per common share:
Basic	$0.10	$(0.22)
Diluted	$0.10	$(0.22)

As QuadraMed recorded net income for the three and nine month periods ended September 30, 2006, common equivalent shares were included in the diluted net income per share calculation, and the preferred stock accretion was added back to net income attributable to common shareholders in the calculation of diluted earnings per share. As QuadraMed recorded a net loss for the three and nine month periods ended September 30, 2005, no common equivalent shares were included in the diluted net loss per share calculation because they were anti-dilutive. If QuadraMed had reported net income for those periods, the calculation of diluted earnings per share would have included the following common stock equivalent shares from the indicated equity instruments (in thousands):

	Three months ended September 30,
	2006	2005
Equity instruments:
Preferred stock	32,258	32,258
Warrants	2,753	3,265
Stock options	926	915

Total common stock equivalent shares	35,937	36,438

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

	Nine months ended September 30,
	2006	2005
Equity instruments:
Preferred stock	32,258	32,258
Warrants	2,984	3,265
Stock options	902	658

Total common stock equivalent shares	36,144	36,181

The calculation of net income per fully diluted share for the three months and nine months ended September 30, 2006 was based on net income before preferred stock accretion. In our Quarterly Report on Form 10-Q for the six months ended June 30, 2006, as filed with the SEC on August 9, 2006, net income per fully diluted share was based on net income attributable to common shareholders, which reflects a deduction for the preferred stock accretion. As presented in the following table, we are revising our calculation of net income per fully diluted share for the second quarter of 2006.

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands):

	(Revised)		(As originally reported)
	Three months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator—basic:
Net income attributable to common shareholders	$2,590	$102	$2,590	$102
Numerator—diluted:
Net income	$3,847	$1,293
Denominator:
Weighted average number of common shares outstanding:
Basic	41,864	40,499	41,864	40,499
Diluted	78,072	73,992	78,072	73,992
Income (loss) per common share:
Basic	$0.06	$0.00	$0.06	$0.00
Diluted	$0.05	$0.02	$0.03	$0.00

	(Revised)		(As originally reported)
	Six months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator—basic:
Net loss attributable to common shareholders	$(492)	$(3,593)	$(492)	$(3,593)
Numerator—diluted:
Net income (loss)	$2,004	$(3,593)
Denominator:
Weighted average number of common shares outstanding:
Basic	41,602	40,338	41,602	40,338
Diluted	77,855	40,338

Income (loss) per common share:
Basic	$(0.01)	$(0.09)	$(0.01)	$(0.09)
Diluted	$0.03	$(0.09)	$(0.01)	$(0.09)

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

The components of QuadraMed’s comprehensive income (loss) include the unrealized gain (loss) on available-for-sale securities and foreign currency translation adjustment. The following table sets forth the computation of comprehensive income (loss) (in thousands):

	Nine months ended September 30,
	2006	2005
Net income (loss) attributable to common shareholders	$4,214	$(8,758)
Unrealized loss	(24)	(44)
Foreign currency translation adjustment	(41)	(2)

Comprehensive income (loss)	$4,149	$(8,804)

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

As permitted by SFAS No. 123, for 2005, the Company accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Effective January 1, 2006, we have adopted SFAS No. 123(R)’s fair value method of accounting for share-based payments using the modified prospective transition method. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 illustrated in the disclosure of pro forma net income and net income per share contained in our notes to condensed consolidated financial statements included herein. Under the modified prospective method, compensation cost recognized in the three and nine month periods ended September 30, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, less estimated forfeitures, and (b) compensation costs for all share-based payments granted and vested subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Stock-based compensation expense for the three months ended September 30, 2006 and 2005 totaled $0.3 million and $0.6 million, respectively, and $1.0 million and $2.5 million for the nine months ended September 30, 2006 and 2005, respectively, and is allocated to cost of services, sales and marketing, general and administrative or software development expense in the condensed consolidated statement of operations for the three and nine months ended September 30, 2006. There was no income tax benefit or excess tax benefit related to stock-based compensation or capitalized stock-based compensation costs during the three and nine months ended September 30, 2006 and 2005.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

QuadraMed has determined pro-forma information regarding net income and earnings per share as if we had accounted for employee stock options under the fair value method as required by SFAS No. 123, for the three and nine month periods ended September 30, 2005. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Had compensation cost for the Company’s stock option plans been determined consistent with SFAS No. 123(R) for the three and nine months ended September 30, 2005, the Company’s reported net loss and net loss per share would have been changed to the amounts indicated below (in thousands except per share data):

	Three months ended September 30,
	2006	2005
Net income (loss) attributable to common shareholders, as reported	$4,706	$(5,165)
Add: Stock-based employee compensation expense in reported net income (loss), net of tax	325	139
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(325)	(563)

Pro forma net income (loss)	$4,706	$(5,589)

Basic net income (loss) per common share, as reported	$0.11	$(0.13)
Basic net income (loss) per common share, pro forma	$0.11	$(0.14)
Diluted net income (loss) per common share, as reported	$0.08	$(0.13)
Diluted net income (loss) per common share, pro forma	$0.08	$(0.14)

	Nine months ended September 30,
	2006	2005
Net income (loss) attributable to common shareholders, as reported	$4,214	$(8,758)
Add: Stock-based employee compensation expense in reported net income (loss), net of tax	985	1,030
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(985)	(2,497)

Pro forma net income (loss)	$4,214	$(10,225)

Basic net income (loss) per common share, as reported	$0.10	$(0.22)
Basic net income (loss) per common share, pro forma	$0.10	$(0.25)
Diluted net income (loss) per common share, as reported	$0.10	$(0.22)
Diluted net income (loss) per common share, pro forma	$0.10	$(0.25)

Stock Incentive Plans

The Company has issued stock options and restricted stock under its 1996 Stock Incentive Plan (the “1996 Plan”), the 1999 Supplemental Stock Option Plan (the “1999 Plan”), and the 2004 Stock Compensation Plan (the “2004 Plan”), all of which were approved by stockholders. The 2004 Plan superseded the 1996 Plan, as amended, and the 1999 Plan, as amended, as of May 6, 2004, although stock options and restricted stock granted under the 1996 Plan and the 1999 Plan outstanding as of that date remain subject to the terms of those plans. Significant grants were made outside these plans pursuant to contracts with executives as an inducement to employment. Total non-plan stock options outstanding at September 30, 2006 were 1,575,000.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

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

The exercise price per share for an incentive stock option cannot be less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value on the date of grant. Option grants under the 1996 Plan generally expire 10 years from the date of grant and generally vest over a four-year period. Options granted under the 1996 Plan are exercisable subject to the vesting schedule. QuadraMed’s stockholders had authorized a total of 8,651,097 shares of common stock for grant under the 1996 Plan, of which 4,343,576 were outstanding at September 30, 2006. There were no shares available for grant at September 30, 2006.

1999 Supplemental Stock Option Plan

In 1999, QuadraMed’s Board of Directors approved the 1999 Plan. The 1999 Plan permits non-statutory option grants to be made to employees, independent consultants and advisors who are not QuadraMed officers, directors or Section 16 insiders. The 1999 Plan is administered by the Board of Directors or its Compensation Committee and was scheduled to terminate in March 2009. The exercise price of all options granted under the 1999 Plan may not be less than 100% of fair market value on the date of the grant. Options vest on a schedule determined by the Board of Directors or the Compensation Committee with a maximum option term of 10 years. QuadraMed’s stockholders had authorized a total of 3,519,258 shares of common stock for grant under the 1999 Plan, of which 1,129,617 were outstanding at September 30, 2006. There were no shares available for grant at September 30, 2006.

2004 Stock Compensation Plan

On April 1, 2004, QuadraMed’s Board of Directors approved the 2004 Plan. QuadraMed’s stockholders ratified the adoption of the 2004 Plan on May 6, 2004 at QuadraMed’s 2004 Annual Meeting of Stockholders. The 2004 Plan replaces the 1996 Plan and 1999 Plan with respect to the unissued shares of common stock that were remaining in the 1996 Plan and the 1999 Plan on the date the 2004 Plan was ratified. Awards previously granted under the 1996 Plan and 1999 Plan remain subject to the terms of those plans. QuadraMed stockholders have authorized 1,536,369 shares of common stock for grant under the 2004 Plan, of which 774,659 were outstanding at September 30, 2006. There were 761,710 shares available for grant at September 30, 2006.

The 2004 Plan permits the grant of non-statutory options, incentive stock options, stock appreciation rights, restricted stock and restricted stock units to employees, prospective employees, directors, and advisors, consultants and other individuals who provide services to QuadraMed. The exercise price of all options and stock appreciation rights granted under the 2004 Plan may not be less than 100% of fair market value on the date of the grant. The 2004 Plan also features (i) a Non-Employee Director Option Grant Program, whereby non-employee

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

members of the Board automatically receive special grants of options with an exercise price equal to the fair market value per share of common stock as of the date the options are granted and (ii) a Director Fee Option Grant Program, whereby non-employee Board members may elect to have all or any portion of their annual cash retainer fee applied to special stock option grants with a below-market exercise price. The 2004 Plan is administered by the Compensation Committee and terminates in May 2014.

Employee Stock Purchase Plan

QuadraMed’s 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) was adopted by the Board of Directors in January 2002. A total of 703,450 shares of common stock are reserved for issuance under the 2002 Purchase Plan, pursuant to which eligible employees are able to contribute up to 10% of their compensation for the purchase of QuadraMed common stock at a purchase price of 85% of the lower of the fair market value of the shares on the first or last day of the six-month purchase period. Stock-based compensation expense relating to shares purchased on behalf of plan participants for the nine months ended September 30, 2006 and 2005 totaled $32,000 and $22,000, respectively.

Stock Options:

Stock options generally vest ratably over 4 years from the date of grant and terminate ten years from the date of grant. The exercise price of the options granted equaled or exceeded the market value of the common stock at the date of the grant. A summary of the stock option activity under all plans is as follows (in thousands except per share data):

	Number of Shares	Weighted Average Price
Options outstanding, January 1, 2006	8,387	$3.64
Granted	232	1.72
Exercised	(148)	1.24
Cancelled	(132)	5.92

Options outstanding, March 31, 2006	8,339	$3.59
Granted	116	2.07
Exercised	(145)	1.19
Cancelled	(159)	4.24

Options outstanding, June 30, 2006	8,151	$3.60
Granted	65	1.88
Exercised	(109)	1.12
Cancelled	(105)	3.08

Options outstanding, September 30, 2006	8,002	$3.63

Options exercisable, September 30, 2006	6,561	$4.02

Stock-based compensation expense relating to stock options for the three months ended September 30, 2006 and 2005 totaled $0.2 million and $0.4 million, respectively, and $0.7 million and $1.5 million for the nine months ended September 30, 2006 and 2005, respectively. Compensation expense for the three and nine months ended September 30, 2005 was recognized on a pro forma basis only.

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at September 30, 2006 were 5.49 years and $1.8 million, respectively. The weighted average remaining

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

contractual term and the aggregate intrinsic value for options exercisable at September 30, 2006 were 4.73 years and $1.2 million, respectively. As of September 30, 2006, unrecognized compensation expense related to stock options totaled approximately $1.3 million, which will be recognized over a weighted average period of 1.27 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine months ended September 30,
	2006	2005
Expected dividend yield	—	—
Expected stock price volatility	85.97%	151.30%
Risk-free interest rate	4.84%	3.93%
Expected life of options	5.73 years	3.47 years

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

Based on the above assumptions, the weighted average estimated fair value of options granted during the three months ended September 30, 2006 and 2005 was $1.88 and $1.80, respectively, and $1.84 and $1.77 for the nine months ended September 30, 2006 and 2005, respectively.

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

A summary of our restricted stock awards as of September 30, 2006 is as follows (in thousands except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards, as of January 1, 2006	650	$1.77
Granted	—	—
Restrictions released	(35)	1.74
Forfeited	—	—

Restricted stock awards, as of September 30, 2006	615	$1.77

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2006

Stock-based compensation expense relating to restricted share grants for the three months ended September 30, 2006 and 2005 totaled $0.1 million and $1.0 million, respectively, and $0.3 million and $1.9 million for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2005, $1.4 million was charged to severance expense relating to the early-vesting of restricted stock to former officer of the Company.

11. MAJOR CUSTOMERS

For the three and nine months ended September 30, 2006, sales to Veterans Health Administration facilities accounted for approximately 11.6% and 12.5% of total revenues, respectively. For the three and nine months ended September 30, 2005, no single customer accounted for 10% or more of our total revenues.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement on Risks Associated With Forward-Looking Statements

You should read the following discussion in conjunction with our Condensed Consolidated Financial Statements and related notes. This report contains forward-looking statements as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. The words “believe,” “expect,” “target,” “goal,” “project,” “anticipate,” “predict,” “intend,” “plan,” “estimate,” “may,” “will,” “should,” “could” and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance, anticipated trends and growth in businesses, or other characterizations of future events or circumstances and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Report, and in other documents we file with the SEC from time to time.

Results of Operations (unaudited)

The following tables sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Three months ended September 30,
	2006		2005
Revenue
Services	$3,859	11%	$2,824	9%
Maintenance	14,802	45%	13,767	46%
Installation and other	2,893	9%	3,196	11%

Services and other	21,554	65%	19,787	66%
Licenses	11,151	34%	10,009	33%
Hardware	327	1%	250	1%

Total revenue	33,032	100%	30,046	100%

Cost of revenue
Cost of services and other	6,846	32%	7,326	37%
Royalties and other	3,034	27%	2,385	24%
Amortization of acquired technology and capitalized software	748	7%	1,014	10%

Cost of licenses	3,782	34%	3,399	34%
Cost of hardware	347	106%	682	273%

Total cost of revenue	10,975	33%	11,407	38%

Gross margin	22,057	67%	18,639	62%
Operating expenses
General and administration	4,370	13%	8,340	28%
Software development	7,298	22%	7,812	26%
Sales and marketing	3,730	11%	3,160	10%
Amortization of intangible assets and depreciation	1,035	3%	1,087	4%
Loss on lease obligation	—	0%	1,066	3%

Total operating expenses	$16,433	49%	$21,465	71%

Income from operations	$5,624		$(2,826)

	Nine months ended September 30,
	2006		2005
Revenue
Services	$9,480	10%	$9,448	11%
Maintenance	42,605	45%	41,152	45%
Installation and other	9,048	10%	8,300	9%

Services and other	61,133	65%	58,900	65%
Licenses	31,713	34%	30,143	33%
Hardware	1,142	8%	2,061	2%

Total revenue	93,988	100%	91,104	100%

Cost of revenue
Cost of services and other	21,497	35%	21,764	37%
Royalties and other	8,824	28%	6,811	23%
Amortization of acquired technology and capitalized software	2,699	9%	3,073	10%

Cost of licenses	11,523	36%	9,884	33%
Cost of hardware	1,131	99%	2,190	106%

Total cost of revenue	34,151	36%	33,838	37%

Gross margin	59,837	64%	57,266	63%
Operating expenses
General and administration	15,299	16%	20,625	23%
Software development	23,254	25%	23,253	25%
Sales and marketing	10,849	12%	10,727	12%
Amortization of intangible assets and depreciation	3,239	3%	3,793	4%
Loss on lease obligation	—	0%	1,066	1%

Total operating expenses	$52,641	56%	$59,464	65%

Income from operations	$7,196		$(2,198)

Revenue

Total revenue. Total revenue for the three months ended September 30, 2006 was $33.0 million compared to $30.0 million for the three months ended September 30, 2005. Revenues from Scheduling, Imaging, Affinity, Pharmacy and other ancillary products increased by $2.0 million in the three months ended September 30, 2006, offset by a decrease of $0.3 million for EDI product. In the three months ended September 30, 2006, Quantim HIM Suite revenues increased $0.7 million compared with the same period in 2005 due to a $0.9 million increase in license revenue, partially offset by a $0.2 million decrease in services revenue. In the three months ended September 30, 2006, Government product revenues increased by $0.6 million compared to the three months ended September 30, 2005 due to increases in services revenue and license revenue.

Total revenues for the nine months ended September 30, 2006 were $94.0 million, an increase of $2.9 million or 3.2% from $91.1 million for the nine months ended September 30, 2005. Quantim HIM Suite product revenues increased $2.0 million due to a $1.8 million increase in license revenue and a $0.2 million increase in services revenue. Government product revenues increased $1.4 million due to a $0.9 million increase in services revenue and a $0.5 million increase in license revenue. Although revenues from Scheduling, Affinity, Imaging and Pharmacy product lines increased by a combined $2.6 million, this increase was offset by declines in revenues for several other product lines, including $1.6 million for MPI, $1.0 million for EDI, $0.3 million for Lab and Radiology and $0.2 million for Performance Measurement. The EDI business was sold in the third quarter of 2005.

Services and other. Services and other revenue consist of professional services, such as implementation and installation services, training, maintenance (which consists of technical support and product upgrades), reimbursable expenses and other services revenue. Professional services are typically provided over a period of three to nine months for the Quantim HIM Suite and two to three years for Affinity and its related clinical or revenue cycle products. These services are provided subsequent to the signing of a software license arrangement and depend in large part on our software license revenues. Our maintenance revenue depends on both licenses of our software products and renewals of maintenance agreements by our existing customer base.

Services revenue for the three months ended September 30, 2006 was $3.9 million or 11% of total revenue, compared to $2.8 million or 9% of total revenue for the three months ended September 30, 2005. The net increase of $1.1 million was primarily the result of increases of $1.0 million for our Affinity products and $0.1 million for our Government products. Services revenue for the nine months ended September 30, 2006 of $9.5 million remained relatively flat when compared to services revenue for the nine months ended September 30, 2005 of $9.4 million.

Maintenance revenue for the three months ended September 30, 2006 was $14.8 million, compared to $13.8 million for the three months ended September 30, 2005. Maintenance revenue, as a percentage of total revenue, was 45% and 46% for the three months ended September 30, 2006 and 2005, respectively. Maintenance revenue for the nine months ended September 30, 2006 was $42.6 million or 45% of total revenue. For the nine months ended September 30, 2005, maintenance revenue was $41.2 million or 45% of total revenue. The increase in maintenance revenue was principally due to revenue that was recognized when cash was collected from certain cash basis customers and reactivation of revenue plans that were previously put on hold.

Installation and other revenue decreased to $2.9 million or 9% of total revenue during the three months ended September 30, 2006 from $3.2 million or 11% of total revenue during the three months ended September 30, 2005. The decrease of $0.3 million was the result of a $0.5 million decrease related to our Quantim HIM Suite, which was partially offset by a $0.2 million increase in training revenue generated from our Government customers. Installation and other revenue for the nine months ended September 30, 2006 was $9.0 million or 10% of total revenue compared to $8.3 million or 9% of total revenue for the nine months ended September 30, 2005. The net increase of $0.7 million is mainly attributable to an increase in training revenue for our Government customers. Installation and other revenue for the Quantim HIM Suite are typically recognized upon completion of a contract, whereas the installation and other revenue for many of our other products, including Affinity, are recognized on a percentage of completion basis.

Licenses. License revenue consists of fees and licenses of our owned, proprietary software, as well as third-party owned software that we bundle into our suite of products. License revenue for the three months ended September 30, 2006 was $11.2 million, compared to $10.0 million in the corresponding period of 2005. License revenue as a percentage of total revenue was 34% and 33% for the three months ended September 30, 2006 and 2005, respectively. The net increase of $1.2 million was mainly due to a $0.9 million increase related to Quantim HIM Suite, a $0.5 million increase for Scheduling, $0.2 million of Government and $0.4 million for several other products net, all partially offset by a $0.8 million decline for Affinity. Hours worked for Affinity projects were 21% less in the 2006 quarter than in the corresponding 2005 quarter. The increase in Quantim HIM Suite was mainly due to revenue recognized on cash-basis customers whose revenue plans were put on hold until collectability of amounts due was realized. License revenue for the nine months ended September 30, 2006 was $31.7 million or 34% of total revenue compared to $30.1 million or 33% of total revenue for the nine months ended September 30, 2005. Quantim HIM license revenues increased $1.8 million and Government license revenue increased $0.5 million. In addition, decreases of $1.5 million for Affinity, $0.3 million for Lab and Radiology and $0.3 million for EDI product lines were partially offset by an increase of $1.3 million in the Scheduling product line. The product line decreases are primarily due to decreased number and size of active projects compared to the same period in the prior year, and due to the sale of the EDI division in late 2005. Scheduling product license revenue increased in the 2006 period due to a much stronger completion of contracts compared to activity in the corresponding 2005 period.

Hardware. Hardware revenue consists of the sale of third-party hardware purchased specifically for use by our customers. Hardware revenue remained flat at $0.3 million for the three months ended September 30, 2006 and 2005. Hardware revenue, as a percentage of total revenue, was 1% for both the three months ended September 30, 2006 and 2005. For the nine months ended September 30, 2006 and September 30, 2005, Hardware revenue was $1.1 million and $2.1 million, respectively. Hardware revenue, as a percentage of total revenue, was 1% and 2% for nine months ended September 30, 2006 and 2005, respectively. The decrease is primarily due to decreased number and size of active projects compared to the corresponding period in the prior year.

Revenue recognized for the three and nine months ended September 30, 2006 and 2005 includes:

•	Amounts initially recorded as deferred revenue in which the Company has now completed its contractual commitments;

•	Service revenue relating to installation and training, during the period; and

•	Revenues recognized on a cash-basis after the Company’s contractual commitment has been completed, and the monies have been collected from the subject customers.

The following table is a summary roll forward schedule of deferred revenue (in thousands):

	For the three months ended September 30,
	2006	2005
Deferred revenue, beginning balance	$54,554	$52,436
Add: revenue deferred	23,452	26,672
Less: deferred revenue recognized	(32,311)	(29,083)

Deferred revenue, ending balance	$45,695	$50,025

	For the nine months ended September 30,
	2006	2005
Deferred revenue, beginning balance	$52,169	$44,040
Add: revenue deferred	85,880	93,699
Less: deferred revenue recognized	(92,354)	(87,714)

Deferred revenue, ending balance	$45,695	$50,025

Cost of Revenue

Cost of services and other. Cost of services and other consists of salaries and related expenses associated with services performed for customer support, installation, maintenance and consulting services. Cost of services and other for the three months ended September 30, 2006 was $6.8 million, compared to $7.3 million in the corresponding period in 2005. As a percentage of services and other revenue, cost of services was 32% and 37% for three months ended September 30, 2006 and 2005, respectively. The net $0.5 million decrease was primarily attributable to reductions in salary related expenses and overhead expenses allocated to the service departments.

Cost of services and other for the nine months ended September 30, 2006 of $21.5 million was $0.3 million lower than the $21.8 million in the corresponding period of 2005. As a percentage of services and other revenue, cost of services was 35% and 37% for the nine months ended September 30, 2006 and 2005, respectively. The $0.3 million decrease was primarily due to reductions in salary related expenses and overhead expenses allocated to the service departments.

Cost of licenses. Cost of licenses consists primarily of the cost of third-party software, royalties and amortization of capitalized software and acquired technology. A significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to software embedded within our software applications. Generally, third-party royalty fees fluctuate based on revenue, or the number of customers or licensed users, and therefore may fluctuate on a quarter to quarter basis. Cost of licenses for the three months ended September 30, 2006 was $3.8 million, compared to $3.4 million for the three months ended September 30, 2005. As a percentage of license revenue, cost of licenses remained constant at 34% for both the three months ended September 30, 2006 and 2005, respectively. The net increase of $0.4 million was primarily attributable to increases in third party software royalties.

Cost of licenses for the nine months ended September 30, 2006 of $11.5 million increased from $9.9 million for the same period of 2005. As a percentage of license revenue, cost of licenses was 36% and 33% for the nine months ended September 30, 2006 and 2005, respectively. Costs of licenses increased $1.6 million due to increases in third-party software royalties.

Cost of hardware. Cost of hardware consists of third-party hardware and installation costs, primarily related to Affinity contracts. Cost of hardware for the three months ended September 30, 2006 was $0.3 million, compared to $0.7 million for the three months ended September 30, 2005. As a percentage of hardware revenue, cost of hardware was 106% and 273% for the three month periods ended September 30, 2006 and 2005, respectively.

During the nine months ended September 30, 2006 cost of hardware was $1.1 million, a decrease of $1.1 million, compared to $2.2 million for the same period last year. As a percentage of hardware revenue, cost of hardware was 99% and 106% for the nine months ended September 30, 2006 and 2005, respectively.

Gross Margin

Overall, gross margin was 67% and 62% for the three months ended September 30, 2006 and 2005. Gross margin on services and other revenue was 68% and 63% for the three months ended September 30, 2006 and 2005, respectively. Gross margin on license revenue remained constant at 66% for the three months ended September 30, 2006 and 2005. The gross margin on hardware revenue was negative for both of the three months ended September 30, 2006 and 2005.

Overall, gross margin increased from 63% for the nine months ended September 30, 2005 to 64% for the nine month period ended September 30, 2006. Gross margin on services and other revenue increased from 63% for the nine months ended September 30, 2005 to 65% for the nine months ended September 30, 2006. Gross margin on license revenue declined from 67% to 64% for the respective periods, due to increased third party royalties. The margin on hardware revenue was 1% in the nine months ended September 30, 2006 and was negative for the nine months ended September 30, 2005.

Operating Expenses

General and administration. General and administration expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administration expense decreased to $4.4 million for the three months ended September 30, 2006, compared to $8.3 million for the three months ended September 30, 2005. As a percentage of total revenue, general and administration expense was 13% and 28% for the three month periods ended September 30, 2006 and 2005, respectively. The overall $3.9 million decrease is primarily attributable to cost savings associated with a reduction in personnel and related costs resulting from the first quarter 2006 reduction in force, decreases in consulting and professional fees, lower bad debt expense, lower severance expense, offset in part by increases in overhead costs allocated among departments. Most significantly, approximately $3.0 million of executive severance expense was included in general and administrative expense for the 2005 quarter.

For the nine months ended September 30, 2006, general and administration expense decreased to $15.3 million compared to $20.6 million during the same period in 2005. As a percentage of total revenue, general and administration expense was 16% and 23% for the nine months ended September 30, 2006 and 2005, respectively. The overall $5.3 million decrease is primarily attributable cost savings associated with a reduction in personnel and related costs resulting from the first quarter 2006 reduction in force, decreases in accounting and professional fees, lower bad debt expense, lower severance expense, and decreases in overhead costs allocated among departments, all offset in part by approximately $1.0 million of legal settlement expense recorded in the first quarter of 2006. Approximately $3.0 million of executive severance expense was included in general and administrative expense for the third quarter of 2005.

Software development. Software development expense includes costs associated with the development of new products for which technological feasibility has not been achieved, enhancements of existing products, maintenance and quality assurance activities, and is primarily comprised of compensation and benefits costs. Software development costs during the three months ended September 30, 2006 were $7.3 million compared to $7.8 million during the three months ended September 30, 2005. As a percentage of total revenue, software development costs were 22% and 26% for the quarters ended September 30, 2006 and 2005, respectively. The net decrease of $0.5 million was primarily attributable to decreases in consulting fees, severance costs, travel expenses and overhead costs allocated to software development departments. Salary and wage related expenses, net of severance expenses, increased 2% between quarters, primarily due to the inclusion of cost of employee stock options in the 2006 quarter.

Software development costs were $23.3 million for both the nine months ended September 30, 2006 and 2005, respectively. This represents as a percentage of revenue 25% for both nine month periods ended September 30, 2006 and 2005. Salary and wages related expenses were relatively flat between the two nine month periods.

Sales and marketing. Sales and marketing expense includes costs associated with our sales and marketing personnel and consists primarily of compensation and benefits, commissions and bonuses, promotional and advertising expenses. Sales and marketing expense increased $0.5 million for the three months ended September 30, 2006 to $3.7 million from $3.2 million for the three months ended September 30, 2005. As a percentage of total revenue, sales and marketing expenses were 11% and 10% for the period ended September 30, 2006 and 2005, respectively. The net increase was primarily attributable to commissions, the inclusion of the cost of employee stock options in 2006, and increases in marketing expenses related to our strategic planning initiatives.

Sales and marketing expense increased by $0.1 million for the nine months ended September 30, 2006 to $10.8 million, from $10.7 million in the same period last year. As a percentage of total revenue, sales and marketing expenses remained constant at 12% for both the nine months ended September 30, 2006 and 2005. The $0.1 million increase was primarily due to commissions, the inclusion of the cost of employee stock options in 2006, and increases in marketing expenses related to out strategic planning initiatives. These increases were partially offset by decreases in salaries and wages and severance.

Other Income (Expense)

Other income (expense), net. Net other income (expense) for the three months ended September 30, 2006 was $0.5 million compared to $(0.2) million in the corresponding period in 2005. The $0.7 million increase was primarily due to increased interest income earned on investments offset by lower interest expense related to the dividend discount. The majority of interest expense for both periods related to non-cash charges. Net other income (expense) for the nine months ended September 30, 2006 and 2005 was $1.0 million and $(0.4) million, respectively. The $1.4 million increase was primarily due to increased interest income earned on investments offset by lower non-cash interest expense related to the dividend discount.

Income Taxes

Income taxes. Provision for income taxes for the three months ended September 30, 2006 and 2005 was $101,000 and $114,000, respectively, and $262,000 and $128,000 for the nine months ended September 30, 2006 and 2005, respectively. The net increase for the nine months ended September 30, 2006 was primarily the result of the accrual of deferred income tax expense related to the amortization of goodwill for tax purposes.

Discontinued Operations of Financial Services Division

Due to increasing operating losses in our Financial Services Division (“FSD”) and the lack of a qualified buyer for the business, we announced the shutdown of this division on December 15, 2004. The shutdown of this division was effective February 15, 2005. In the first quarter of 2005, we recorded an additional $1.7 million loss from discontinued operations in connection with the closing of FSD in February 2005. This loss included, among other things, severance costs and a $1.0 million charge related to the future lease obligations of the FSD’s office in San Marcos, California. In September 2005, the Company recorded an additional charge of $0.8 million related to the San Marcos, California lease, as a result of a change in sublease income assumptions.

The results of operations for Financial Services Division are presented as a discontinued operation in 2005. The Financial Services Division’s operating results were as follows (in thousands):

	For the nine months ended September 30,
	2006	2005
Revenue	$—	$223

Loss from operations	—	(772)
Exit cost of facility closing	—	(1,849)
Other	—	118

Total loss	$—	$(2,503)

Liquidity and Capital Resources

Balance Sheet

As of September 30, 2006, the Company had $36.5 million in cash and cash equivalents compared to $33.0 million as of December 31, 2005. Including investments, total available cash resources totaled $41.9 million and $34.4 million for the respective periods ended September 30, 2006 and December 31, 2005. As of September 30, 2006, our net working capital was $6.7 million compared to $(7.0) million as of December 31, 2005. The $13.7 million change in working capital between measurement dates is primarily a result of a $4.7 million reduction in other accrued liabilities, a $3.9 million decrease in accrued dividends payable and a $6.5 million decrease in deferred revenues; this is slightly offset by a $1.0 million decrease in current assets. We have the option to pay the accelerated dividends, as discussed in Note 7 – Series A Preferred Stock, in cash or common stock. The Company does not have any bank borrowings outstanding at September 30, 2006. Management believes the Company has sufficient liquidity to meet our short-term cash requirements.

Accounts receivable decreased by $7.8 million to $19.3 million as of September 30, 2006 from $27.1 million as of December 31, 2005, on a net basis. Accounts receivable decreased mainly due to the strong collection efforts during 2006. Days sales outstanding were 57 at September 30, 2006 compared to 81 at December 31, 2005. As of September 30, 2006, the allowance for doubtful accounts decreased to $3.8 million as compared to $4.9 million at December 31, 2005. For the three and nine months ended September 30, 2006, bad debt expense was zero and $0.8 million, respectively. The Company maintains an allowance for doubtful accounts to reflect the estimated non-collectible accounts receivable, based on past collection history and specific risks identified within the portfolio. If the financial condition of The Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowance might be required.

Unbilled and other receivables increased by $1.0 million from December 31, 2005 to September 30, 2006 due to the timing of maintenance billings.

Short-term investments increased by $4.2 million from December 31, 2005 to September 30, 2006 due to the implementation of an investment strategy with more emphasis on short-term opportunities.

Prepaid expenses and other current assets decreased by $2.1 million from December 31, 2005 to September 30, 2006 due to the timing on year end rent payments and a decrease in deferred government royalties.

Accounts payable and accrued expenses decreased slightly by $0.1 million to $3.5 million at September 30, 2006 from $3.6 million at December 31, 2005, principally due to the normal timing of payments to vendors and quarter-end customer related accruals.

Other accrued liabilities decreased by $4.7 million from $10.1 million at December 31, 2005 to $5.4 million at September 30, 2006, primarily due to a reduction in accrued government royalties as a result of the timing and volume of contracts executed in December 2005, the settlement of the Medcath litigation in May 2006, the timing of tax payments and lower accrued commissions at September 30, 2006.

Deferred revenue decreased by $6.5 million, from $52.2 million at December 31, 2005, to $45.7 million at September 30, 2006. The decrease was principally a result of revenue being recognized over the first nine months of 2006 related to term licenses, milestone activity, and collections from cash basis customers.

Cash Flows

The Company’s consolidated statement of cash flows is summarized below (in thousands):

	For the three months ended September 30,
	2006	2005
Cash provided by operating activities	$3,033	$2,940
Cash provided by (used in) investing activities	(4,258)	3,257
Cash used in financing activities	(1,444)	(1,219)
Net increase (decrease) in cash and cash equivalents	(2,669)	4,978

	For the nine months ended September 30,
	2006	2005
Cash provided by operating activities	$12,438	$11,043
Cash provided by (used in) investing activities	(4,719)	3,883
Cash used in financing activities	(4,276)	(3,363)
Net increase in cash and cash equivalents	3,443	11,563

During the three months ended September 30, 2006, cash provided by operating activities was $3.0 million compared to $2.9 million provided by operating activities during the corresponding period in 2005. During the three month period ended September 30, 2006, the $3.0 million of positive cash flow from operations was the result of $8.2 million of net income after adding back non-cash items, a decrease in accounts receivable of $3.5 million, a decrease of $0.9 million in other current assets of $4.4 million, offset by an $8.9 million decrease in deferred revenues and a $0.6 million decrease in other current liabilities. During the three months ended September 30, 2005, the $2.9 million of cash flow provided by operating activities, resulted primarily from

$1.9 million of net income after adding back non-cash items, a decrease in accounts receivable of $4.4 million, an increase in prepaid expenses of $1.4 million, a $2.3 million decrease in deferred revenues, an increase in other current liabilities of $3.4 million, and a payment to a former executive in the amount of $3.1 million.

During the nine months ended September 30, 2006, $12.4 million was provided by operating activities, compared to $11.0 million provided by operating activities during the same period in 2005. During the nine month period ended September 30, 2006, the $12.4 million of positive cash flow from operations was the result of $16.0 million of net income after adding back non-cash items, a decrease in accounts receivable of $6.9 million due to strong cash collections and a decrease in prepaid expenses of $1.2 million primarily due to the year-end deferral of government royalty costs in 2005. These sources of cash from working capital are offset by a decrease in accounts payable and other accrued liabilities of $5.2 million primarily related to payment of commissions, the settlement of the MedCath litigation, payment of accrued sales and use taxes, and royalty payments, and a $6.5 million decrease in deferred revenues. During the nine months ended September 30, 2005, the $11.0 million of positive cash flow from operations was primarily the result of $8.4 million of net income after adding back non-cash items, an increase in accounts receivable of $2.2 million, a decrease in other current assets of $1.6 million, an increase of $0.2 million in accounts payable and other liabilities, an increase in deferred revenue of $6.1 million, and a payment to a former executive in the amount of $3.1 million.

Cash used in investing activities was $4.3 million for the three months ended September 30, 2006, principally due to capital expenditures of $0.2 million and a net increase in short-term investments in the amount of $4.1 million. For the three months ended September 30, 2005, investing activities provided cash of $3.3 million, principally due to net proceeds from the sale of investments in the amount of $0.5 million and the termination of a trust for the benefit of a former executive in the amount of $3.1 million, offset by capital expenditures of $0.3 million.

Cash used in investing activities of $4.7 million during the nine months ended September 30, 2006 was primarily the result of capital expenditures of $0.7 million, a $0.1 million decrease in restricted cash and a net increase in short-term investments in the amount of $4.1 million. For the nine months ended September 30, 2005, investing activities provided $3.9 million, primarily due to a decrease in restricted cash of $1.5 million, net proceeds from the sale of investments in the amount of $0.3 million, termination of a trust for the benefit of a former executive in the amount of $3.1 million, offset by capital expenditures of $1.1 million.

Financing activities used cash of $1.4 million for the three months ended September 30, 2006 principally due to the payment of $1.6 million of dividends on the Company’s Series A Preferred Stock, offset by $0.2 million in proceeds from the issuance of common stock under the employee stock purchase plan and the exercise of stock options under employee stock option plans. For the three months ended September 30, 2005, financing activities used cash of $1.2 million, principally due to the payment of $1.5 million of dividends on the Company’s Series A Preferred Stock, offset by $0.2 million in proceeds from the issuance of common stock under the employee stock purchase plan and the exercise of stock options under employee stock option plans.

Financing activities used cash of $4.3 million for the nine months ended September 30, 2006 primarily due to the payment of $4.9 million for dividends on the Series A Preferred Stock, offset by $0.6 million in proceeds from the issuance of common stock under the employee stock purchase plan and the exercise of stock options under employee stock option plans. For the nine months ended September 30, 2005, financing activities used cash of $3.4 million primarily due to the payment of $4.2 million for dividends on the Series A Preferred Stock, offset by $0.8 million provided from the issuance of common stock under the employee stock purchase plan and issuance of common stock upon the exercise of employee stock options.

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of September 30, 2006 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Dividends payable (1)	$5,181	$5,181	$—	$—	$—
Accrued exit cost of facility closings (2)	4,246	1,809	2,437
Operating leases (3)	14,609	3,376	8,984	2,249	—

Total contractual obligations	$24,036	$10,366	$11,421	$2,249	$—

Other Commercial Commitments
Standby letters of credit (4)	$2,366	$2,000	$—	$—	$366

Total commercial commitments	$2,366	$2,000	$—	$—	$366

(1)	The Series A Preferred Stockholders have an option to convert and receive, when declared by the Board, dividends equal to the total previously unpaid dividends payable from effective date of conversion through June 1, 2007 at a rate of $1.375 per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common shares or any combination thereof at the option of the Company. Please see Note 7 of our notes to consolidated financial statements included herein.
(2)	We vacated and closed our San Rafael, California facility in 2004 as a result of the relocation of our corporate headquarters to Reston, Virginia. The Company estimated our liability for the future lease obligation due under the operating lease, offset by estimated sublease income, and recorded a liability for the exit cost related to facility closing. The Company has entered into a sublease for a portion of the vacant San Rafael, California facility commencing in August 2006. In 2005, the Company shutdown our Financial Services division (“FSD”) and vacated our facility in San Marcos, California. The Company estimated the liability for the future lease obligations due under the operating lease, offset by estimated sublease income, and recorded a liability for the exit costs related to the facility closing. The Company has also entered into a sublease for the San Marcos, California facility commencing in July 2006.
(3)	The San Marcos and San Rafael operating leases have been disclosed separately in this schedule under accrued exit cost of facility closings.
(4)	The less than 1 year amount of $2.0 million includes a $1.0 million letter of credit in favor of the State of New Jersey under its contract and a $1.0 million letter of credit in favor of another customer under its contract. The remainder represents security deposits for leased facilities.

We believe that we will have sufficient liquidity and capital resources to fund our obligations through the next twelve months.

We expect that cash provided by or used in operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments. In addition, cash used in investing activities may fluctuate due to our software development efforts, any acquisition or disposition we may undertake, and costs associated with our investments in fixed assets and information technology. For additional discussion, see “Business Risks” in Part II, Item 1A. Risk Factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In addition to the market risks discussed herein, refer to our discussion of business risks in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We invest in high-quality issuers, including money market funds, corporate debt securities and debt securities issued by the U. S. government and U.S. governmental agencies. We have a policy of investing in securities with maturities of two years or less. We do not invest in derivative financial or foreign investments.

The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2006 (in thousands, except average interest rates):

	Aggregate Fair Value
Total Cash and Cash equivalents (1):
Cash	$14,393
Money Market funds	22,092

Total cash and cash equivalents (1)	$36,485

Short-term investments:
Certificates of Deposit	$2,000
Corporate debt securities	1,494
Debt issued by US government	691

Total long-term investments	$4,185

Long-term investments:
Corporate debt securities	$—
Debt issued by US government	1,241

Total long-term investments	$1,241

	Aggregate Fair Value	Weighted Average Interest Rate
Summary:
Cash	$14,393
Money Market funds	22,092	4.53%
Certificates of Deposit	2,000	4.99%
Corporate debt securities	1,494	5.31%
Debt issued by US government	1,932	5.10%

Total	$41,911

(1)	Excluded from the fair value of the principal amounts of cash is $ 2.3 million, which is restricted cash that is held in escrow for rental properties, and meeting customer performance expectations.

Performance of Equity Markets

The performance of the equity markets can have an effect on our operations as certain of our variable life insurance policies have premiums invested in equity securities.

Foreign Currency Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. Changes in foreign exchange rates did not materially impact our results of operations. For the three and nine months ended September 30, 2006, less than 2% of total revenue was denominated in currencies other than the U. S. dollar and less than 3% of our total direct and operating costs were incurred in foreign currencies.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board of Directors. As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter or nine months ended September 30, 2006, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed in our Quarterly Report on Form 10-Q for the three months ended June 30, 2006, filed with the SEC on August 9, 2006, the Company settled litigation with MedCath Incorporated (“MedCath”) on April 28, 2006. Pursuant to a Release and Settlement Agreement, the Company paid MedCath a settlement payment of $2 million and the parties filed a Joint Stipulation of Dismissal, with prejudice, of this lawsuit on May 8, 2006.

Item 1A. Risk Factors

The Company believes there have been no material changes to risk factors previously disclosed in our Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006, as amended by Amendment No. 1, filed with the SEC on August 17, 2006. You should carefully consider the following factors and other information set forth in this report, including our financial statements and the related notes. The risks set forth below are in addition to risks that apply to most businesses. Our business and future performance may be affected by the following:

We Have Incurred Losses from Continuing Operations for the Past Five Years, Except 2001. Our Losses Have Adversely Affected Our Ability to Compete.

We incurred losses from continuing operations of $1.5 million, $34.8 million, $19.0 million and $19.9 million for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, and we had income from continuing operations of $6.3 million in 2001. For the nine months ended September 30, 2006, we had income from continuing operations of $8.0 million.

Our losses have impaired our ability to market our products and services in competition against companies that are more profitable. If we are unable to achieve or sustain profitability, it may impair our ability to compete effectively.

Failure to Achieve and Maintain Effective Internal Controls Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price.

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing these assessments. These reports were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 16, 2006, as amended by Amendment No. 1, filed with the SEC on August 17, 2006. As indicated in that Annual Report and as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 25, 2005, as amended by Amendment No. 1, filed with the SEC on April 29, 2005, and Amendment No. 2, filed with the SEC on January 4, 2006 and in the Company’s Quarterly Reports on Form 10-Q, filed with the SEC on May 10, 2005 (as amended and filed on January 4, 2006), August 9, 2005 and November 9, 2005, our management identified control deficiencies and material weaknesses in internal control over financial reporting and in our disclosure controls and procedures as of December 31, 2004 and as of the end of each quarter in 2005 through September 30, 2005.

During 2005, the Company invested significant time and resources to remediate such material weaknesses, and as such, there were significant changes in our internal control over financial reporting during 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in a positive way. These changes were aimed at eliminating internal control deficiencies in both the Company’s revenue and closing cycles. The significant changes that occurred in 2005 for the Company’s internal control over financial reporting within its revenue cycle were as follows:

•	The Company established a revenue assurance group comprised of five professionals whose primary responsibilities include revenue plan verification and activation, contract review, revenue recognition and other revenue accounting activities;

•	The Company completed the process of converting its financial records from a legacy system called “CDI” to various modules of its principal financial software, PeopleSoft, which began during the fourth quarter of 2004 and was substantially completed during the second quarter of 2005; and

•	The Company began utilizing the PeopleSoft software as its single system to monitor, track, summarize and record revenue related activities.

The significant changes that occurred in 2005 related to the Company’s closing cycle were as follows:

•	The Company hired a new Chief Financial Officer, Controller, Assistant Controller, and replacements for virtually all positions in its general accounting staff;

•	The Company increased the internal training and supervision of its accounting and finance personnel;

•	The Company improved processes, delineation of responsibilities and segregation of duties for its accounting and finance staff;

•	The Company significantly improved the general ledger account reconciliation and journal entry preparation and review processes; and

•	The Company established schedules for routine and timely monthly and quarterly close and reporting cycles.

As a result of these remediation efforts, our management believes that our internal control over financial reporting and disclosure controls and procedures are effective as of December 31, 2005 and September 30, 2006.

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

Recent and proposed future changes in SEC and American Stock Exchange rules, as well as changes in accounting rules, have caused us, and will continue to cause us, to incur additional costs including professional fees and added personnel costs, in order to keep informed of the changes and operate in a compliant manner. We incurred, and expect to continue to incur, additional general and administrative expenses in order to maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to report on, and our independent auditors to attest to, our internal controls (in future periods). These additional costs may be significant enough to cause our financial position and results of operation to be adversely affected. In addition, compliance with these rules could also result in continued diversion of management’s time and attention, which could prove to be disruptive to our normal business operations. Failure to comply with any of the laws and regulations could adversely impact market perception of our Company, which could make it difficult to access the capital markets or otherwise finance our operations in the future.

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

In addition to the foregoing, a significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to third-party software embedded within our software applications. The cost of third-party software royalties and licenses, as a percentage of total cost of revenue, was approximately 21%, 20% and 13% for the years ended December 31, 2005, 2004, and 2003, respectively. For the nine months ended September 30, 2006 and 2005, third-party software royalties and licenses, as a percentage of total cost of revenue, was 26% and 20%, respectively. Generally, royalty fees for third-party licenses will fluctuate based on revenue or the number of our customers and therefore will fluctuate on a quarter-to-quarter basis.

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

We Could Experience a Significant Impact on Our Revenue if Our Customers Do Not Renew Maintenance Contracts.

We derive a significant percentage of our revenue, including 45% of our total revenue for fiscal year 2005 and 2006 from maintenance services. We provide maintenance services under maintenance contracts to many of our customers in connection with our healthcare information technology products. In general, these maintenance contracts renew on an annual basis. If a significant portion of these maintenance contracts were not renewed, our maintenance revenues would decline which could have a material adverse effect on our total revenue for the period(s) in which the maintenance contracts were discontinued.

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

Each share of our Series A Preferred Stock is convertible into 8.0645 shares of our common stock, and the Series A Preferred Stockholders may convert at any time. If all of our Series A Preferred Stock is converted into common stock, the shares issued upon this conversion will total approximately 43.3% of our outstanding common stock. In addition, many of our Series A Preferred Stockholders own common stock. Therefore, although these stockholders may not acquire majority control upon conversion of their Series A Preferred Stock, if these distinct stockholders were to act together, they will have the ability to exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors, the approval of mergers or other business combinations, and other significant corporate actions. This ability to influence our affairs might be disadvantageous to our other stockholders.

Recently Adopted Financial Accounting Standards, Which Require the Expensing of All Share-Based Payments to Employees, May Materially and Adversely Affect our Results of Operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. In April 2005, the SEC extended the effective date of SFAS No. 123(R) requiring compliance by public companies for annual, rather than interim, periods that begin after June 15, 2005. Under SFAS No. 123(R), pro forma disclosure is no longer an alternative. As permitted by the former FASB statement, SFAS No. 123, the Company had accounted for share-based payments to employees using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and as such, has generally recognized no compensation cost for employee stock options.

Accordingly, we have adopted SFAS No. 123(R)’s fair value method of accounting for share-based payments, effective January 1, 2006. The full impact of this statement will be dependent on future grants as well as existing grants of employee stock options and restricted stock. We believe that the impact on the Company’s results of operations may be significant, as we will be required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. If the Company reduced its share-based payments to existing and new employees in order to avoid the negative impact on operating results, it could impair the Company’s ability to attract and retain quality personnel, which could weaken the Company’s competitive position in the marketplace.

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

We Face Product Development Risks Associated with Rapid Technological Changes.

The healthcare software market is highly fragmented and characterized by ongoing technological developments, evolving industry standards and rapid changes in customer requirements. Our success depends on our ability to timely and effectively:

•	Offer a broad range of software products;

•	Enhance existing products and expand product offerings;

•	Respond promptly to new customer requirements and industry standards;

•	Remain compatible with popular operating systems and develop products that are compatible with new or otherwise emerging operating systems; and

•	Develop new interfaces with competing healthcare information system vendors to fully integrate our Quantim product suite in order to maximize features and functionality of the new products.

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

We, however, cannot predict that all of our intangible assets will continue to remain unimpaired. Our future operating results and stockholders’ equity could possibly decrease with any future impairment and write-down of goodwill, customer lists or other such intangibles.

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

Some of our products and services are used in the payment, collection, coding and billing of healthcare claims and the administration of managed care contracts. If our employees or products fail to accurately assess, process or collect these claims, customers could file claims against us. Our insurance coverage may not be adequate to cover such claims. A successful claim that is in excess of, or is not covered by, insurance coverage could adversely affect our business, financial condition and results of operations. Even a claim without merit could result in significant legal defense costs and could consume management time and resources. In addition, claims could increase our premiums such that appropriate insurance could not be found at commercially reasonable rates. Furthermore, if we were found liable, we may have to significantly alter one or more of our products, possibly resulting in additional unanticipated software development expenses.

Changes in Procurement Practices of Hospitals Have and May Continue to Have a Negative Impact on Our Revenues.

A substantial portion of our revenues has been and is expected to continue to be derived from sales of software products and services to hospitals. Hospitals are slow to make changes and generally favor their existing vendor when considering an upgrade in their systems. Consolidation in the healthcare industry, particularly in the hospital and managed care markets, could decrease the number of existing or potential purchasers of products and services and could adversely affect our business. In addition, the decision to purchase our products often involves a committee approval. Consequently, it is difficult for us to predict the timing or outcome of the buying decisions of our customers or potential customers. In addition, many healthcare providers are consolidating to create integrated delivery networks with greater regional market power. These emerging systems could have greater bargaining power, which may lead to decreases in prices for our products, which could adversely affect our business, financial condition and results of operations.

The Department of Veterans Affairs Has Awarded a Contract to Us. It is Unknown Whether Our Overall Revenues Will Increase or Not Related to This Award.

The Department of Veterans Affairs (“VA”) has awarded contract VA Blanket Purchase Agreement No. 101-049AH-005 (the “BPA”) to the Company, as disclosed in the Company’s press release dated April 27, 2005. The BPA is a five year single source contract covering approximately 128 VA facilities. Under the BPA, these VA facilities are to be contracted to use our products and services. Previously, both we and other vendors provided healthcare information management (“HIM”) software to these VA facilities. For the fiscal year ended December 31, 2005 we recorded $12.1 million in revenue; for the three and nine month periods ended September 30, 2006 we recorded approximately $3.8 million and $11.7 million, respectively, from providing VA facilities with software. As of December 31, 2005 and September 30, 2006 our HIM software constitutes approximately 90% of the products and services we provide to these facilities. The BPA contains additional HIM software discounts, but it increases the number of VA facilities using our products, so the overall financial impact of the BPA cannot be known. Previously, the VA has directed the individual facilities to order their requirements for this HIM software under the BPA, and each VA facility orders the HIM software individually; however, for the period October 1, 2006 through September 30, 2007, the VA has issued a single purchase order for the HIM software covering all of the VA facilities. This single purchase order also ordered the QuadraMed software upgrade product known as “VIP’, thus increasing overall revenue under the order compared to the orders for the previous government ordering period. There can be no assurances that the VA will order its QuadraMed HIM software under a single order for the period after September 30, 2007, nor is it assured that any future upgrade sales such as the VIP upgrade sale will be made.

Changes in the Healthcare Financing and Reimbursement System Could Adversely Affect the Amount of and Manner in which Our Customers Purchase Our Products And Services.

Changes in current healthcare financing and reimbursement systems (e.g., Medicaid) could result in unplanned product enhancements, delays or cancellations of product orders or shipments, or reduce the need for certain systems. We could also have the endorsement of products by hospital associations or other customers revoked. Any of these occurrences could have a material adverse effect on our business. Alternatively, the federal government recently mandated that all but small healthcare providers submit claims to Medicare in electronic format, which may positively affect sales of our systems and products.

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

The Variability and Length of Our Sales Cycle for Our Products May Exacerbate the Unpredictability and Volatility of Our Operating Results.

We cannot accurately forecast the timing of customer purchases due to the complex procurement decision processes of most healthcare providers and payers. How and when to implement, replace, expand or substantially modify an information system are major decisions for hospitals, and such decisions require these entities to make significant capital expenditures. As a result, we typically experience sales cycles that extend over several quarters. In particular, our Affinity software has a higher average selling price and longer sales cycle than many of our other products. As a result, we have only a limited ability to forecast the timing and size of specific sales, making the prediction of quarterly financial performance more difficult.

We Operate in a Highly Competitive Market.

Competition for our products and services is intense and is expected to increase. Increased competition could result in reductions in our prices, gross margins and market share and have a material adverse effect on our business, financial condition and results of operations. We compete with other providers of healthcare information software and services, as well as healthcare consulting firms. Some competitors have formed business alliances with other competitors that may affect our ability to work with some potential customers. In addition, if some of our competitors merge, a stronger competitor may emerge. Some principal competitors include:

•	In the market for healthcare information systems: McKesson Corporation, Inc., Siemens Health Services, a division of Siemens Medical Solutions of Siemens AG, MediTech Corporation, Eclipsys Corporation and Cerner;

•	In the market for electronic document management products: McKesson Corporation, SoftMed Corporation Inc., FileNet, Streamlined Health, MedPlus and Eclipsys Corporation;

•	In the market for MPI products and services: Initiate Systems, Inc., McKesson Corporation, Siemens Health Services, a division of Siemens Medical Solutions of Siemens AG, and Medibase;

•	In the market for decision support products: Eclipsys Corporation, Healthcare Microsystems, Inc., a division of Health Management Systems Inc., McKesson Corporation, Siemens Health Services, a division of Siemens Medical Solutions of Siemens AG, and MediQual Systems, Inc., a division of Cardinal Health, Inc.; and

•	In the market for coding, compliance, data, and record management products in the Health Information Management Software Division: 3M Corporation, SoftMed Corporation, Inc., MetaHealth, Eclipsys Corporation and HSS, Inc., an Ingenix Corporation.

Prospective customers may evaluate our products’ capabilities against the merits of their existing information systems and expertise and decide to stay with their incumbent vendor due to the cost associated with conversion. In addition, existing and prospective customers may be reluctant to buy from us because of the losses we have incurred in recent years.

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

Computer products used or intended for use in the diagnosis, cure, mitigation, treatment or prevention of diseases or other conditions or that affect the structure or function of the body are subject to regulation by the U.S. Food and Drug Administration (“FDA”) under the Federal Food, Drug and Cosmetic Act. At present, none of our software products are so regulated. In the future, the FDA could determine that some of our products, because of their predictive aspects, are clinical decision tools and subject them to regulation. Compliance with FDA regulations could be burdensome, time consuming and expensive. Other new laws and regulations affecting healthcare software development and marketing also could be enacted in the future. If so, it is possible that our costs and the length of time for product development and marketing could increase and that other unforeseeable consequences could arise.

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

HIPAA is a federal law that affects the use, disclosure, transmission and storage of individually identifiable health information referred to as “protected health information.” As directed by HIPAA, the United States Department of Health and Human Services (“DHHS”) must promulgate standards or rules for certain electronic health transactions, code sets, data security, unique identification numbers and privacy of protected health information. DHHS has issued some of these rules in final form, while others remain in development. In general, under these rules, we function as a “business associate” to some of our customers (who are considered to be “covered entities” under HIPAA). The three rules relevant to us and our customers – the Transactions Rule, the Privacy Rule and the Security Rule – are discussed below. It is important to note that DHHS could, at any time in the future, modify any existing final rule in a manner that could require us to change our systems or operations. First, DHHS has published a final HIPAA rule governing transactions and code set standards (“Transactions Rule”). The Transactions Rule had a compliance date of October 16, 2003. To the extent necessary to help our covered entity customers conduct transactions, we believe that our current products and services meet the requirements of the Transactions Rule. Nevertheless, as noted above, DHHS may make further revisions to the Transactions Rule, which could require us to change our products and systems to enable our covered entity customers to meet such obligations.

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

Third, DHHS has published the final HIPAA security rule (“Security Rule”) with a compliance date of April 20, 2005. The Security Rule applies to the use, disclosure, transmission, storage and destruction of electronic protected health information by covered entities. The Security Rule requires that covered entities must implement administrative, technical and physical security measures to safeguard electronic protected health information. Also, as with the Privacy Rule, under the Security Rule, covered entities are required to contractually bind their business associates to certain aspects of the Security Rule. As such, where we function as a business associate to a customer that is a covered entity, we are required to enter into a business associate contract with that customer. Implementing such measures may require us to expend substantial capital due to required product, service and procedure changes.

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

The American Health Information Management Association and other prominent healthcare industry advocacy groups are calling on DHHS and the healthcare industry to take action to adopt and implement ICD-10-CM and ICD-10-PCS code sets, rules and guidelines as a replacement for current ICD-9-CM guidelines used in our software products. Adoption of these new code sets would require us to change our systems and our methods which could require a significant expenditure of software development capital and decrease future business prospects for our current product line.

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRAMED CORPORATION

Date: November 13, 2006	By:	/S/ KEITH B. HAGEN
Keith B. Hagen Chief Executive Officer

Date: November 13, 2006	By:	/S/ DAVID L. PIAZZA
David L. Piazza Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Description

31.1	**	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith