Form 10-K
period 2006-12-31
QUADRAMED CORP
filed 2007-03-16
CIK 1018833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2006, the last business day of the Registrant’s most recently completed second quarter was approximately $59,830,382 (based upon the price at which the common stock was last sold as reported by the American Stock Exchange on June 30, 2006). Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 7, 2007, 43,663,718 shares of the Registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement to be filed subsequently for the 2007 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

QUADRAMED CORPORATION

FORM 10-K

ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2006

Cautionary Statement on Risks Associated With Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that are subject to risks and uncertainties. The words “believe,” “expect,” “anticipate,” “predict,” “intend,” “plan,” “estimate,” “may,” “will,” “should,” “could,” “assumption” and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement.

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

In the healthcare market, clinical information and quality measurements are becoming drivers of revenue management. Access management, financial decision support, health information management (“HIM”) processes and systems combined with patient accounting systems are driving revenue management improvements and the movement to new quality-based reimbursement models. As evolving reimbursement scenarios will challenge hospitals to leverage quality of care into appropriate payment, we believe that clients committing to QuadraMed’s “Care-Based Revenue Cycle” solutions will realize improved financial performance. QuadraMed’s goal is to assist our clients in attaining significant improvement in financial success by leveraging quality of care into positive financial outcomes through performance-based IT solutions. We seek to accomplish this goal by delivering healthcare information technology products and services that support the healthcare organizations’ efforts to improve the quality of the care they provide and the efficiency with which it is delivered.

Using QuadraMed’s solutions that are designed to optimize the patient experience and leverage quality of care into payment, our clients seek to receive the proper reimbursement, in the shortest time, at the lowest administrative cost. Our products are designed to eliminate paper, improve processes, streamline efficiencies and decrease error through the efficient management of patient clinical and financial records, resulting in better patient safety. Healthcare organizations of varying size, from small single entity hospitals to large multi-facility care delivery organizations, acute care hospitals, specialty hospitals, Veterans Health Administration facilities and associated/affiliated businesses such as outpatient clinics, long-term care facilities, and rehabilitation hospitals gain value from our solutions. Our products are sold as standalone, bundled or fully integrated software packages.

We do business directly and through our subsidiaries, all of which are wholly owned and operated under common management. In December 2004, we announced the shutdown of our Financial Services Division; operations ceased in February 2005. Accordingly, beginning in 2005, the Company considers itself to be a single reporting segment, specifically the software segment. The prior year financial results of these operating segments have been reclassified to conform to the current year presentation. The prior year consolidated financial statements and notes are included herein on Page F-1 of this Annual Report on Form 10-K.

Our corporate headquarters are located at 12110 Sunset Hills Road, Reston, Virginia in the Washington, D.C. metropolitan area. The Company was incorporated in 1993 and reincorporated in Delaware in 1996. Our telephone number is 703-709-2300. We file quarterly and annual reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document that we file at the SEC’s Public Reference Room at 100 F Street, N.E.,, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov and on our website, http://www.quadramed.com, which features all of our current SEC filings free of charge as soon as reasonably practicable after they are filed with the SEC. Our SEC filings are also available at the office of the American Stock Exchange. For further information on obtaining copies of our public filings from the American Stock Exchange, please call 212-306-1331.

Market for Healthcare Information Technology

The healthcare industry is the largest industry in the United States economy. The Centers for Medicare and Medicaid Services (“CMS”) estimate that 2007 total healthcare expenditures in the United States will be approximately $2.3 trillion, or approximately 16.8% of the U.S. gross domestic product. CMS estimates that by 2015, total U.S. healthcare spending will reach $4.0 trillion, or 20% of the estimated U.S. gross domestic product. Hospital services represent one of the largest categories of total healthcare expenditures. According to CMS, in 2007, spending on hospital services will amount to approximately $709.1 billion, or 30.5% of total healthcare expenditures. According to the American Hospital Association, there are approximately 4,900 community hospitals in the United States. The healthcare industry is under increasing pressure from the government, consumers, employers and third-party payers to increase the use of technology to improve efficiency, eliminate errors and enhance the quality of care. This fact is demonstrated by the number of government, private industry and consumer-driven initiatives that are acting as catalysts and driving the business decisions made by healthcare executives.

The need to increase the use of technology to improve patient safety became evident in 2000 when the Institute of Medicine of the National Academy of Sciences (“IOM”) published a report entitled “To Err is Human: Building a Safer Health System.” This report detailed the extent of preventable medical errors in today’s hospitals—errors which were estimated to cause between 44,000 and 98,000 deaths each year. Another IOM report, published in 2001, “Crossing the Quality Chasm: A New Health System for the 21st Century,” led to the development of initiatives for public reporting on performance, pay for performance and quality improvement. In September 2004, the IOM launched the Redesigning Health Insurance Performance Measures, Payment, and Performance Improvement Programs project in response to the Medicare Prescription Drug Improvement and Modernization Act of 2003. This project resulted in a series of three reports released in 2005 and 2006 with a focus on improving the quality of care. The first report focused on the selection of measures to support quality improvement efforts and on the creation of a common infrastructure for managing a consistent set of measures nationally and regionally. The second report suggests that Medicare’s Quality Improvement Program be restructured so it can become an important national resource integral to strategies of performance measurement, public reporting, and payment incentives. The third report analyzes the promise and risks of instituting a pay for performance program within Medicare to encourage a more effective health care system.

Other federal government agencies are key players in driving the need for information technology. As one of the largest payers of healthcare in the United States, CMS has an important role to play in supporting states in their efforts to implement quality improvement strategies including pay for performance programs, care coordination, patient safety initiatives, e-prescribing, electronic medical records, public reporting, evidence-based guidelines and performance measurement. CMS initiated a three-year pay for performance demonstration project in October 2003 in which hospitals were rewarded financially for providing higher levels of quality care. In January 2007, CMS announced that the second year results from this project resulted in a substantial improvement in patient care. Following this announcement, CMS approved a three-year extension of the pay for performance demonstration project in order to test new incentive models and ways to measure quality. We believe this is additional evidence that pay for performance works.

Congress has also passed various laws that were designed to facilitate the use of technology in the healthcare industry. First, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the regulations implementing its “administrative simplification provisions” have had a significant impact on healthcare organizations and their need for technology. HIPAA’s scope is very broad; it applies to health plans, most healthcare providers and healthcare clearinghouses. These “covered entities” must comply with a variety of administrative simplification regulations issued per HIPAA, including the Privacy Rule, the Transactions Rule and the Security Rule. The Privacy and Security Rules require covered entities to protect the privacy and security of individually identifiable patient health information—called “protected health information.” The Transactions Rule requires covered entities to conduct certain specified transactions (for example, health plan enrollment) using specific electronic formats and codes. These rules may increase healthcare entities’ need for technology solutions. For example, prior to the Privacy Rule, there was no federal requirement that healthcare entities track and account for all non-routine disclosures of protected health information and provide a summary of the same at the patient’s request. The complexity of tracking all such disclosures per the Privacy Rule’s requirements, as well as providing the patient with a record of what has been disclosed, places both a burden and a risk on the organization. As such, healthcare information technology companies, particularly healthcare information system vendors, often partner with healthcare organizations to help them meet the significant regulatory requirements mandated by the HIPAA Rules.

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

QuadraMed’s Strategy

New financially oriented incentives based on quality, adherence to evidenced-based medicine and improvements in clinical outcomes are being explored in the healthcare sector and these efforts are likely to result in new quality-based reimbursement and pay for performance programs. Market dynamics are also creating the “connected healthcare community” which requires interconnectivity across hospitals, physician, pharmacy, laboratory, outpatient, long-term care, home health, payer sites and the community. Certain management functions will remain hospital-centered; however, systems must now cover a spectrum of patient activities within the ambulatory and inpatient arena to ensure adherence to quality standards and improve efficiency of care. As interconnectivity and ultimately interoperability become essential, patient identification and record locator services become critical to success; to empower patients and consumers through the development of personal health records and to support patient safety efforts, anticipated public health monitoring and reporting, and epidemiologic and bio-terror surveillance initiatives.

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

Industry analysts have recently written reports that we believe validate our strategy.

“The industry’s major technology challenge is integration of all kinds—data integration, device integration, network integration and process integration. Better integration of information systems, as well as process improvements that provide more efficient ways to collect, use, and communicate information, can go far toward improving patient safety and increasing efficiency, two key goals of forward-thinking healthcare providers.” Marc Holland IDC Analyst Connection, Clinical and Financial Information Integration: A Critical Component of IT Effectiveness, November 2006

“Next generation clinical and financial information systems must address RCM from a care-based perspective in order for organizations to fully realize their revenue potential as the paradigm of reimbursement shifts to payment based on quality and performance.” 2007 Health Information Management Systems Society Analytics Report: Care-Based Revenue Cycle Management Report.

QuadraMed continues to focus our strategy around our core software business and seeks to achieve industry leadership by:

•

Building upon our value proposition that QuadraMed solutions can optimize the patient experience and leverage quality of care into payment for hospitals to achieve the proper reimbursement in the shortest amount of time, at the lowest administrative cost;

•

Aligning our resources and efforts around a vision that quality measurements and clinical outcomes improvements are likely to result in new quality-based reimbursement and pay for performance programs that will impact approaches to revenue management;

•	Continuing to enhance functionality and scope of our existing solutions to meet market driven demands;

•	Improving consistency of the underlying technology and our support services across our solutions to meet emerging trends related to interoperability and quality-based reimbursement;

•	Providing through development, partnership or acquisition, additional software applications to complement our product line consistent with our mission and value proposition;

•	Increasing our “footprint” in the current customer base and growing sales volume by selling new and enhanced applications to our existing customer base;

•	Acquiring new customers for our integrated solution set, as well as in stand-alone sales opportunities through expanded professional sales, marketing and industry activities; and

•	Maintaining expense discipline.

QuadraMed’s Products and Solutions

QuadraMed provides comprehensive software and service solutions that help our customers achieve clinical and financial efficiency across the continuum of patient care through our Care-Based Revenue Cycle solutions. A significant portion of our software license arrangements also require us to provide product maintenance and implementation services to customers. These services include installations, maintenance, consulting and training.

QuadraMed’s Care-Based Revenue Cycle solutions begin with Access Management, the entry point for the patient experience. Through these solutions, patients and resources are identified accurately at entry points throughout a healthcare enterprise. Our Care Management solutions are patient-centric and facilitate the delivery of safe, accurate and timely care as clinicians focus on patient care. QuadraMed HIM solutions provide a powerful link between access, care and patient revenue. With patient information a key element of quality care, our HIM solutions enable healthcare organizations to efficiently manage information critical to all processes within their facility. QuadraMed’s Patient Revenue Management solutions are designed to facilitate timely, accurate and complete billing. At the core of the Care-Based Revenue Cycle solutions are embedded HIPAA electronic data interchange (EDI) transaction sets which drive our workflow-oriented solutions. These solutions offer the flexibility of sending transactions to a clearinghouse or directly to payers. They also provide smarter technology such as exception-driven workflow and rules-based logic that are designed to ensure that healthcare organizations have the right tools available to work the right account at the right time. In addition, we have solutions that fulfill additional needs including decision support, pharmacy, radiology and laboratory.

Software Solutions

QuadraMed Access Management

QuadraMed Patient Access products include:

•	Enterprise Scheduling

•	Web Scheduling

•	Medical Necessity

•	Insurance Verification

•	Patient Kiosk

•	Surgery Management

QuadraMed’s Care-Based Revenue Cycle solutions begin with Access Management, the entry point for the patient experience. Through these solutions, patients and resources are identified accurately across the healthcare enterprise. From setting physician orders in motion to maximizing how healthcare organizations use their resources, QuadraMed’s advanced Access Management rules engine enables facilities to optimize the patient experience. QuadraMed Care-Based Revenue Cycle solutions streamline patient access and manage the scheduling needs of a customer’s entire enterprise with QuadraMed Enterprise Scheduling. These solutions are designed to maximize a facility’s resources by moving patients through a customer’s organization efficiently, without costly delays and conflicts.

QuadraMed Smart Identity Management

QuadraMed Smart Identity Management products include:

•	Smart Identity Exchange®

•	MPI Cleanup

•	MPIspy®

•	SmartID®

•	SmartMerge®

•	SmartScan®

Accurate person identification and Master Patient or Person Index (MPI) data integrity are the foundation of patient safety, quality healthcare and accurate reimbursement. QuadraMed’s Smart Identity Management Solutions™ leverage advanced technology, powerful workflow tools and proven methodologies to provide a comprehensive identity management program for today’s healthcare enterprises.

QuadraMed Health Information Management

QuadraMed Health Information Management products include:

•	Abstracting

•	Facility Coding

•	Physician Coding

•	Compliance

•	Record Management

•	Electronic Document Management

•	Workflow

QuadraMed HIM solutions provide powerful links between access, care and patient revenue. With patient information a key element of quality care, these HIM solutions enable healthcare organizations to efficiently manage information critical to processes within their facilities. QuadraMed HIM solutions offer a web-native, fully integrated health information management platform designed to improve healthcare providers’ compliance and reimbursement. Our HIM products integrate across the suite of Care-Based Revenue Cycle solutions. These solutions are designed with input from HIM professionals to ensure improvements in all key success metrics.

QuadraMed Care Management

QuadraMed Care Management products include:

•	Orders and Results

•	Reports/Notes Transcription

•	Charting

•	VS I/O Assessments

•	Medication Management

•	CPOE

•	Physician Access

•	Decision Support

•	Core Measures (Clinical Outcome Practice Evaluator (COPE)

•	Laboratory

•	Radiology

•	Pharmacy

•	Acuity Plus (Patient Care Resource Management)

Care delivery is at the heart of QuadraMed’s Care-Based Revenue Cycle solutions. QuadraMed helps healthcare organizations reach the goal of an Electronic Health Record (EHR) with integrated, workflow-driven solutions that enable clinicians to organize and manage patient care activities, access patient information and document the care they provide. QuadraMed Care Management solutions are focused on the patient, facilitating the delivery of safe, accurate and timely care. Regulatory compliance, quality reporting and billing information are produced as clinicians care for their patients. QuadraMed Computerized Physician Order Entry (CPOE) brings innovation in clinical decision support to the industry using advanced knowledge management functionality with the goal of improving patient safety and outcomes.

QuadraMed Patient Revenue Management

QuadraMed Patient Revenue Management products include:

•	Patient Accounting

•	EDI

•	Contract Management

•	Account Workflow

•	Central Business Office

•	General Ledger

•	Accounts Payable

•	Payroll/Personnel

•	InSight

•	Performance Measurement

QuadraMed’s Patient Revenue Management solutions are designed to facilitate timely, accurate and complete billing. At the core of these Care-Based Revenue Cycle solutions are embedded HIPAA EDI transaction sets that drive our workflow-oriented solutions. These solutions offer the flexibility of sending transactions to a clearinghouse or directly to payers. They also provide smarter technology such as exception-driven workflow and rules-based logic, ensuring that healthcare organizations have the right tools available to work the right account at the right time. With these powerful advantages, QuadraMed Patient Revenue Management solutions effectively and efficiently manage the business of transforming patient care into revenue. QuadraMed’s Patient Revenue Management includes comprehensive HIPAA-compliant EDI, integrated denial management and exception-driven workflow to help our customers reach financial success.

Other Products

QuadraMed Decision Support products include:

•	Contract Management

•	Performance Measurement

•	COPE (Clinical Outcome Practice Evaluator)

Contract Management is a managed care contract management system; Performance Measurement is a clinical and financial outcome analysis and decision support system.

QuadraMed Government Solutions include:

•	Encoder Product Suite (EPS)

•	VIP Compliance Suite (VIP)

•	VA Chart Complete (VACC)

•	Workflow Analysis & Product Utilization Enhancement Services (WFA-PUE)

Consulting Services

QuadraMed offers a full range of consulting services for today’s healthcare challenges. These services include providing technical assistance to maximize healthcare organizations’ technology investments, comprehensive Smart Identity Management “clean-up” services to resolve costly patient identity errors and assisting in clinical transformation initiatives. Additionally, QuadraMed provides services to help organizations achieve true enterprise scheduling for improved efficiency, and patient and physician satisfaction. QuadraMed also meets the needs of today’s government care providers with services improving the Department of Veterans Administration Medical Centers’ revenue cycle management and departmental communication for better care delivery.

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

We believe that the principles upon which our core products are being developed will enhance their ability to be easily accessed, scaled, extended and integrated with the customer’s legacy systems. These principles include:

•

Standards Based: Our products support industry standards, such as Health Level 7 (“HL7”), X12 EDI and XML. This standards-based approach enables QuadraMed customers to preserve their investments in previously installed departmental systems and to support a corporate-wide integration strategy. Increasingly, our products will make it possible to integrate information from different environments into a single, patient-centered database.

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

•

Flexible and Customizable: Our architecture includes powerful tools that allow users to adapt the system to their specific needs. At the institution level, customers can design custom data entry screens, reports, and workflow—without programming. At the user level, the framework supports “end user authoring” which allows physicians and clinicians to easily configure the system to provide the information that they need, in a format that they are comfortable with, and organized to support the way they work.

•

Ease of Installation and Implementation: Our emerging architecture makes it easy to install and implement. The use of web-based thin clients eliminates the need for manual software installation and configuration on individual workstations. Our products are designed to support incremental installation, specializing in interfacing with legacy systems, thereby providing the customer with a rapid return on investment.

•

Web Accessible: Our newer applications are fully web accessible, including a web-native and Java (J2EE)-based framework that is fully integrated with core enterprise-wide registration, clinical and financial systems. This architecture also allows integration with existing web portals to make enterprise wide information web-accessible.

We depend on licenses from a number of third-party vendors for certain technology, including the computer hardware, operating systems, database management systems, programming language and runtime environment upon which we develop and operate our products. We are materially reliant upon licenses with the following third-party vendors: InterSystems Corporation, Document Storage Systems, Inc., Megas Corporation, Unicor Medical, Oracle, Microsoft, Quovadx, the American Medical Association, and the American Hospital

Association. Most of our licenses expire within three to five years. Such licenses can be renewed only by mutual consent. Most of our third-party licenses are non-exclusive and competitors may obtain the same or similar technology. Most application software companies, including QuadraMed and its competitors, are reliant on licensed technology and third-party components for the development and operation of their software products. Therefore, we believe that our reliance on licensed technology does not place us at a competitive disadvantage. Moreover, as discussed above, a key component of our product development strategy is to become platform-independent, which we believe will mitigate the risks of our reliance on third-party licenses.

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

•

EDR—the Enterprise Data Repository (EDR) is the developed implementation of a healthcare specific data model. The design of the EDR continues to be heavily influenced by the HL7 Reference Information Model (RIM). HL7 is the recognized governing standards body for healthcare information technology. The RIM includes definitions for objects and acts specific to healthcare, including complete conceptual definitions of terms like “patient,” “provider,” “procedure” and “diagnosis,” and the potential relationships among the terms.

•

Framework—the Framework layer is a developed layer that implements a set of core services which are reusable across our applications. By developing a set of core services in a common framework, we are able to support our product families and leverage the vast amount of healthcare domain knowledge that is embedded in products like Health Information Management Coding or Patient Care and Revenue Management CPOE.

•

Application Logic—the Application Logic layer is a developed layer that implements specific applications such as Health Information Management Coding or Pharmacy. Application layers use combinations of Framework layer services and application specific business logic. The differentiating code that makes one product distinct from another is developed in this layer.

•

Thin Client—the Thin Client or presentation layer is responsible for the presentation of the software to the end user, in other words, what the user views on the screen. By designing our systems to run in a web browser, we build in a great deal of flexibility in the deployment of our applications. By separating the presentation layer from the application layer, we greatly simplify the task of supporting new end user devices as they become available.

•

Product Families—the architecture supports our product strategy. QuadraMed’s two major product families, Patient Care and Revenue Management and Health Information Management , are being developed in the QuadraMed architecture which is an integrated, standards-based software platform that simplifies and automates workflow across the continuum of patient care. It is this core technology that supports QuadraMed products and enables their integration into a new or existing system.

Customers

We primarily market to acute care hospitals and multi-facility care delivery organizations or integrated delivery networks. We also sell products to Veterans Health Administration facilities, specialty hospitals and physicians. We have customers located in all 50 states, the District of Columbia, Puerto Rico, Canada, Australia, New Zealand, and the United Kingdom. In 2006, sales to Veterans Health Administration facilities accounted for approximately 13% of our total revenues and sales to The County of Los Angeles accounted for 11% of our total revenues. In 2005, sales to Veterans Health Administration facilities, both directly and indirectly through Micron Government Computer Systems, accounted for approximately 10% of our total revenues. In 2004, The County of Los Angeles, accounted for 11% of our total revenues and the Veterans Health Administration facilities, both directly and indirectly through Micron Government Computer Systems, accounted for 10% of our total revenues.

Highly Competitive Market

Competition for our products and services is intense and is expected to increase. We compete with other providers of healthcare information software and services, as well as healthcare consulting firms. Our principal competitors include McKesson Corporation, Inc., Siemens Medical Services Health Services Corporation, Meditech Corporation, Eclipsys Corporation, Cerner, GE/IDX Medical Systems, and 3M/SoftMed Corporation. Other competitors include niche providers of electronic document management software, Smart Identity Management products and services, decision support products and financial services consulting and outsourcing.

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

Environmental

The Company believes that its compliance with federal, state and local environmental laws and regulations has no material effect on its capital expenditures, earnings or competitive position.

FDA

Computer products used or intended for use in the diagnosis, cure, mitigation, treatment or prevention of diseases or other conditions or that affect the structure or function of the body are subject to regulation by the U.S. Food and Drug Administration (“FDA”) under the Federal Food, Drug and Cosmetic Act (“Act”). Our Laboratory solutions are considered Class I medical devices that are regulated under the Act and amendments to the Act. As such, we are subject to regulation by the FDA with regard to those solutions that are actively regulated.

Intellectual Property

We rely on a combination of copyright, trademark and trade secret law, and nondisclosure and non-compete agreements to protect our proprietary methodologies, computer software and databases. In addition, we require that all employees sign an agreement prohibiting them from disclosing or using our confidential information and requiring them to disclose and assign to us any new ideas, developments, discoveries or inventions related to our business. Further, we enter into non-disclosure agreements with business partners and customers in the ordinary course of business. The Company initiated a new branding strategy in 2007 that included the adoption of a new slogan, “Quality Care. Financial Health.,” which currently is pending registration at the United States Patent and

Trademark Office and is expected to be registered soon. We have obtained trademark registrations in the United States for most of our corporate and product trademarks and service marks (to the extent applicable), including QuadraMed, Affinity, Quantim, Tempus, pcMAR, MPIspy, SmartMerge, TempusOne, TempusXpress, nCoder+, WinCoder+, MEDREC Millennium and SmartID, among others. In addition, we are in the process of obtaining trademark registrations in Australia, New Zealand and a number of European countries for the QuadraMed and QuadraMed Affinity marks.

We have not filed for nor obtained any patents for our proprietary technology since 2001, when we filed a provisionary patent application for our Affinity CPOE software application, which has since lapsed. We continue to evaluate our technology for potentially patentable products. In the future, we may seek patents for new products if, in our business judgment, the products are patentable and such protection is warranted. Finally, in order to develop our products, we depend on licenses from third-party vendors. To the extent possible, we ensure that all third-party vendors will indemnify us for infringement of any third-party’s intellectual property rights.

Employees

QuadraMed’s staff includes product management and development teams with healthcare experience, software engineers, sales and marketing, and corporate support/administrative. We believe that we have a satisfactory relationship with our employees, none of whom are represented by a union or other collective bargaining group. As of December 31, 2006, we had approximately 578 employees: 79 in general and administration, 57 in sales and marketing, and the remaining employees in technical, consulting, research and development and support services. During the first quarter of fiscal year 2006, the Company announced a corporate reorganization and a reduction in our workforce. As a result, approximately 5% of the employees left the Company.

Software Development

All of the Company’s software development expense represents costs associated with the development of new products for which technological feasibility has not been achieved, enhancements of existing products and quality assurance activities. These costs primarily relate to employee compensation and benefit costs. As of December 31, 2006, we had 224 full-time employees engaged in software development. Our software development expense was $30.2 million, $30.5 million and $28.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Item 1A. Risk Factors

You should carefully consider the following factors and other information set forth in this report, including our financial statements and the related notes. The risks set forth below are in addition to risks that apply to most businesses. Our business and future performance may be affected by the following:

We Have Incurred Losses from Continuing Operations for the Four Years Prior to 2006. Our Losses Have Adversely Affected Our Ability to Compete.

While we had income from continuing operations of $11.9 million for the year ended December 31, 2006, we incurred losses from continuing operations of $1.5 million, $34.8 million, $19.0 million and $19.9 million for the years ended December 31, 2005, 2004, 2003 and 2002, respectively.

Our historical losses have impaired our ability to market our products and services in competition against companies that are more profitable. If we are unable to sustain profitability, it may impair our ability to compete effectively.

Failure to Maintain Effective Internal Controls Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price.

We have documented and tested our internal control procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Our annual management assessment of the effectiveness of our internal control over financial reporting is included in this Form 10-K under Item 9A. Controls and Procedures. As reported in Item 9A management believes that our internal control over financial reporting and disclosure controls and procedures are effective as of December 31, 2006.

Reports of our management and our independent auditors pursuant to Section 404 were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 16, 2006, as amended by Amendment No. 1, filed with the SEC on August 17, 2006; in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 25, 2005, as amended by Amendment No. 1, filed with the SEC on April 29, 2005, and Amendment No. 2, filed with the SEC on January 4, 2006; and in the Company’s Quarterly Reports on Form 10-Q, filed with the SEC on May 10, 2005 (as amended and filed on January 4, 2006), August 9, 2005 and November 9, 2005. In our Annual Report for the fiscal year ended December 31, 2004, our management identified control deficiencies and material weaknesses in internal control over financial reporting and in our disclosure controls and procedures as of December 31, 2004 and as of the end of each quarter in 2005 through September 30, 2005.

During 2005, the Company invested significant time and resources to remediate such material weaknesses, and as such, there were significant changes in our internal control over financial reporting during 2005 that materially affected our internal control over financial reporting in a positive way. These changes were aimed at eliminating internal control deficiencies in both the Company’s revenue and closing cycles.

If we fail to maintain the adequacy of our internal control over financial reporting and disclosure controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition, are important in helping ensure that we produce reliable financial reports and prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the trading price of our stock could drop significantly.

Additional Costs for Complying With Recent and Proposed Future Changes in SEC, American Stock Exchange and Accounting Rules Could Adversely Affect Our Profits.

Recent and proposed future changes in SEC and American Stock Exchange rules, as well as changes in accounting rules, have caused us, and will continue to cause us, to incur additional costs including professional fees and added personnel costs in order to keep informed of the changes and operate in a compliant manner. We incurred, and expect to continue to incur, additional general and administrative expenses in order to maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to report on, and (in future periods) our independent auditors to attest to, our internal controls. These additional costs may be significant enough to cause our financial position and results of operation to be adversely affected. In addition, compliance with these rules could also result in continued diversion of management’s time and attention, which could prove to be disruptive to our normal business operations. Failure to comply with any of the laws and regulations could adversely impact market perception of our Company, which could make it difficult to access the capital markets or otherwise finance our operations in the future.

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

Our quarterly operating results have varied significantly in the past and may fluctuate in the future as a result of a variety of factors, many of which are outside our control. Accordingly, quarter-to-quarter comparisons of our operating results may not be indicative of our future performance. Some of the factors causing these fluctuations include:

•	Variability in demand for products and services;

•	Introduction of product enhancements and new products by us and our competitors;

•	Timing and significance of announcements concerning present or prospective strategic alliances;

•	Discontinuation of, or reduction in, the products and services we offer;

•	Loss of customers due to consolidation in the healthcare industry;

•	Delays in product delivery requested by our customers;

•	Customer budget cycle fluctuation;

•	Investment in marketing, sales, software development and administrative personnel necessary to support anticipated operations;

•	Delays in implementation due to product readiness, customer induced delays in training or installation and third-party interface development delays;

•	Costs incurred for marketing and sales promotional activities;

•	Software defects and other product quality factors;

•	General economic conditions and their impact on the healthcare industry;

•	Cooperation from competitors on interfaces and implementation when a customer chooses a QuadraMed software application to use with various vendors;

•	Final negotiated sales prices of systems;

•	The fines and penalties a healthcare provider or system may incur due to fraudulent billing practices;

•	Federal regulations (i.e., OIG, HIPAA, ICD-10) that can increase demand for new, updated systems; and

•	Federal regulations that directly affect reimbursements received, and therefore the amount of money available for purchasing information systems.

In addition to the foregoing, a significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to third-party software embedded within our software applications. The cost of third-party software royalties and licenses, as a percentage of total cost of revenue, was approximately 26%, 21%, and 20% for the years ended December 31, 2006, 2005, and 2004, respectively. Generally, royalty fees for third-party licenses will fluctuate based on revenue or the number of our customers and therefore will fluctuate on a quarter-to-quarter basis.

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

We Could Experience a Significant Impact on Our Revenue if Our Customers Do Not Renew Maintenance Contracts.

We derive a significant percentage of our revenue, including 45% of our total revenue for fiscal year 2006, from maintenance services. We provide maintenance services under maintenance contracts to many of our customers in connection with our healthcare information technology products. In general, these maintenance contracts renew on an annual basis. If a significant portion of these maintenance contracts were not renewed, our maintenance revenues would decline which could have a material adverse effect on our total revenue for the period(s) in which the maintenance contracts were discontinued.

Future Sales of Our Common Stock in the Public Market, Warrants or Option Exercises and Sales Could Lower Our Stock Price.

A substantial number of shares of our common stock are issuable upon the exercise of stock options and warrants and upon conversion of our Series A Preferred Stock. We cannot predict the effect, if any, those future sales of such shares of common stock, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock issued or issuable upon the exercise of stock options or warrants or upon the conversion of our Series A Preferred Stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

If Our Series A Preferred Stock is Converted into Common Stock, these Converting Stockholders Will Have Significant Voting Power, and They Will Have the Ability to Exert Substantial Influence Over Matters Requiring Stockholder Approval.

Each share of our Series A Preferred Stock is convertible into 8.0645 shares of our common stock, and the Series A Preferred Stockholders may convert at any time. If all of our Series A Preferred Stock is converted into common stock, the shares issued upon this conversion will total approximately 42.5% of our outstanding common stock. In addition, many of our Series A Preferred Stockholders own common stock. Therefore, although these stockholders may not acquire majority control upon conversion of their Series A Preferred Stock, if these distinct stockholders were to act together, they will have the ability to exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors, the approval of mergers or other business combinations, and other significant corporate actions. This ability to influence our affairs might not be advantageous to our other stockholders.

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

We Do Not Expect to Pay Cash Dividends on Common Stock in the Foreseeable Future.

We have not declared or paid cash or other dividends on our common stock and do not expect to pay cash dividends for the foreseeable future. Our ability to pay dividends is also restricted by the terms of our Series A Preferred Stock which require us to pay full cumulative dividends on the Series A Preferred Stock before making any dividend payment on our common stock. Further, the Series A Preferred Stock is entitled to quarterly dividends of $0.34375 (5.5% per annum) per share. Upon conversion of the Series A Preferred Stock into shares of common stock, the Series A Preferred stockholders have the right to receive, when declared by our Board of Directors, dividends equal to the total previously unpaid dividends payable from the effective date of conversion through June 1, 2007 at a rate of $1.375 (5.5%) per share per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common shares, or any combination thereof at our option. We currently intend to retain all future earnings for use in the operation of our business and to fund future growth. Any future cash dividends will depend upon our results of operations, financial conditions, cash requirements, the availability of a surplus and other factors.

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

We depend on licenses from a number of third-party vendors for certain technology, including the computer hardware, operating systems, database management systems, programming language and runtime environment upon which we develop and operate our products. We are materially reliant upon licenses with the following third-party vendors: InterSystems Corporation, Document Storage Systems, Inc., Megas Corporation, Unicor Medical, Oracle, Microsoft, Quovadx, the American Medical Association and the American Hospital Association. Most of these licenses expire within three to five years. Such licenses can be renewed only by mutual consent and may be terminated if we breach the license terms and fail to cure the breach within a specified time period. If such licenses are terminated, we may not be able to continue using the technology on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce product shipments until equivalent technology is obtained, which could have a material adverse effect on our business, financial condition and results of operations. However, as all application software companies, including QuadraMed and our competitors, are reliant on licensed technology and third-party components, we believe our reliance on such technology and licenses does not place us at a competitive disadvantage.

At present, there is no equivalent technology for the InterSystems Corporation technology which is an integral component of our Patient Care and Revenue Management product line. The Company has entered into several agreements with InterSystems Corporation regarding the licensed technology relating to our Patient Care and Revenue Management product line. However, if InterSystems Corporation ceased to offer this technology and no other vendor provided the technology, we would be required to migrate our Patient Care and Revenue Management products to a new database platform or redesign our products to work with new software tools. This could be very costly and difficult to achieve and could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we would successfully migrate our Patient Care and Revenue Management products to a new platform.

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

•

Develop new interfaces with competing healthcare information system vendors to fully integrate our Health Information Management product suite in order to maximize features and functionality of the new products.

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

Some of our products and services are used in the payment, collection, coding and billing of healthcare claims and the administration of managed care contracts. If our employees or products fail to accurately assess, process or collect these claims, customers could file claims against us. Our insurance coverage may not be adequate to cover such claims. A successful claim that is in excess of, or is not covered by, insurance coverage could adversely affect our business, financial condition and results of operations. Even a claim without merit could result in significant legal defense costs and could consume management time and resources. In addition, claims could increase our premiums such that appropriate insurance could not be found at commercially reasonable rates. Furthermore, if we were found liable, we may have to alter significantly one or more of our products, possibly resulting in additional unanticipated software development expenses.

Changes in Procurement Practices of Hospitals Have and May Continue to Have a Negative Impact on Our Revenues.

A substantial portion of our revenues has been and is expected to continue to be derived from sales of software products and services to hospitals. Hospitals are slow to make changes and generally favor their existing vendor when considering an upgrade in their systems. Consolidation in the healthcare industry, particularly in the hospital and managed care markets, could decrease the number of existing or potential purchasers of products and services and could adversely affect our business. In addition, the decision to purchase our products often involves a committee approval. Consequently, it is difficult for us to predict the timing or outcome of the buying decisions of our customers or potential customers. In addition, many healthcare providers are consolidating to create integrated delivery networks with greater regional market power. Others are participating in the regional health information organizations (RHIOs) or health information networks (HINs), some of which may seek to implement a single electronic health information solution for participating organizations. These emerging systems RHIOs, and HINs could have greater bargaining power, which may lead to decreases in prices for our products, and consequently could adversely affect our business, financial condition and results of operations.

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

Government Regulation of E-Prescribing and Electronic Health Record Technologies Could Increase Administrative Costs and Decrease Product Demand.

The U.S. Department of Health and Human Services (“DHHS”) has issued final rules protecting certain eligible entities that provide electronic prescribing (e-prescribing) and electronic health record (EHR) items and services to certain eligible recipients. The final rules became effective October 10, 2006. The EHR safe harbor protects, among other things, donations of software or information technology. The rule requires that a recipient pay 15% of the donor’s cost for the items and services and also requires that reference to the donor’s cost of the items or services be included in the agreement between the parties. The safe harbor will sunset on December 31, 2013. The e-prescribing safe harbor is largely reflective of the Congressional mandate requiring its implementation under MMA. This safe harbor does not include a requirement that the provider bear 15% of costs. The EHR and e-prescribing exceptions to the physician self-referral (Stark) law are very similar to the anti-kickback safe harbors, described above, while nevertheless accounting for the differences in the underlying statutes. For example, the EHR exception requires a receiving physician to pay 15% of the cost of the items or services, and the exception will sunset in 2013.

One or more of the above-referenced rules may increase the administrative costs typically associated with the sale of our products to the extent we are required to provide more detailed cost estimates to both parties participating in a proposed donation of technology. Failure on our part to provide accurate cost estimates could lead to contractual or legal exposure. In addition, we may be asked to execute agreements between prospective donors and recipients as a third party. Such requests may require additional review and analysis. In some cases, an agreement may provide either or both parties with the option to terminate the agreement upon either a change in law or experienced counsel’s opinion of the law. As these safe harbors and exceptions may be subject to ambiguity, differing interpretation, and potential future sub-regulatory guidance, and given the inherent sensitivities to achieving compliance with safe harbors and exceptions, such termination provisions may have a negative impact on contractual certainty, especially in the context of certain longer-term arrangements, including servicing arrangements.

Customer frustration with the compliance obligations associated with the above-referenced rules, or fear that failure to comply fully with these rules could result in legal exposure, could decrease demand for our products. Alternatively, the protection afforded by these rules for the donation of electronic health information technologies may positively affect sales of our systems and products.

The Variability and Length of Our Sales Cycle for Our Products May Exacerbate the Unpredictability and Volatility of Our Operating Results.

We cannot accurately forecast the timing of customer purchases due to the complex procurement decision processes of most healthcare providers and payers. How and when to implement, replace, expand or substantially modify an information system are major decisions for hospitals, and such decisions require these entities to make significant capital expenditures. As a result, we typically experience sales cycles that extend over several quarters. In particular, our Patient Care and Revenue Management software has a higher average selling price and longer sales cycle than many of our other products. As a result, we have only a limited ability to forecast the timing and size of specific sales, making the prediction of quarterly financial performance more difficult.

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

•

In the market for Smart Identity Management products and services: Initiate Systems, Inc., McKesson Corporation, Siemens Health Services, a division of Siemens Medical Solutions of Siemens AG, and Medibase;

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

Prospective customers may evaluate our products’ capabilities against the merits of their existing information systems and expertise and decide to stay with their incumbent vendor due to the cost associated with conversion. In addition, existing and prospective customers may be reluctant to buy from us because of the losses we have incurred in past years.

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

We may not be able to compete successfully against current and future competitors, and such competitive pressures could have a materially adverse affect on our business, financial condition and operating results.

We Have Encountered Significant Challenges Integrating Acquired Businesses, and Future Transactions May Adversely Affect Our Business, Operations and Financial Condition.

Throughout our history, we have made many acquisitions and have encountered significant challenges integrating the acquired businesses into our operations. In recent years, we have made significant progress toward that integration. However, we continue to support different technology platforms. In the future, we plan to make investments in or acquire additional complementary businesses, products, services or technologies. These investments and acquisitions will create new integration challenges. Some of the challenges we have encountered, and may encounter with acquisitions in the future, in integrating acquired businesses include:

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

In the past, all of these factors have had an adverse effect on our business, financial condition and results of operations. We could also face these same challenges in the future.

Our Laboratory Solutions are Subject to FDA Regulation. We May Be Required to Make Substantial Changes to Our Products if More of Our Products Become Subject to FDA Regulation, which Could Require a Significant Capital Investment.

Computer products used or intended for use in the diagnosis, cure, mitigation, treatment or prevention of diseases or other conditions or that affect the structure or function of the body are subject to regulation by the U.S. Food and Drug Administration (“FDA”) under the Federal Food, Drug and Cosmetic Act (“Act”). Our Laboratory solutions are considered Class I medical devices that are regulated under the Act and amendments to the Act. While we were required to register our Laboratory solutions with the FDA, they are exempted from the FDA’s more onerous and costly premarket notification procedures.

In the future, the FDA could determine that some of our products, because of their predictive aspects, are clinical decision tools and subject them to regulation, including registration and, perhaps, premarket notification requirements. Compliance with such FDA regulations could be burdensome, time consuming and expensive. Other new laws and regulations affecting healthcare software development also could be enacted in the future. If so, it is possible that our costs and the length of time for product development could increase and that other unforeseeable consequences could arise.

Governmental Regulation of the Confidentiality of Patient Health Information Could Result in Our Customers Being Unable to Use Our Products Without Significant Modification, which Could Require Significant Capital Expenditures.

There is substantial state and federal regulation of the confidentiality of patient health information and the circumstances under which such information may be used by, disclosed to, or processed by us as a consequence of our contacts with various health plans and healthcare providers. This includes state and federal requirements designed to prevent I.D. theft. Although compliance with these laws and regulations is presently the principal responsibility of our customers (e.g., health plans, hospitals, physicians or other healthcare providers), regulations governing patient confidentiality rights are dynamic and rapidly evolving. As such, laws and regulations currently applicable only to certain healthcare entities could be modified so that they could directly apply to us. Additionally, changes to the laws and regulations that would require us to change our systems and our methods may be made in the future, which could require significant expenditure of capital and decrease future business prospects. Also, additional federal and state legislation governing the dissemination of patient health information may be proposed and adopted, which may also significantly affect our business. Finally, certain existing laws and regulations require healthcare entities to contractually pass on their obligations to other entities with which they do business; as such, we are indirectly impacted by various additional laws and regulations.

HIPAA is a federal law that affects the use, disclosure, transmission and storage of individually identifiable health information referred to as “protected health information.” As directed by HIPAA, DHHS must promulgate standards or rules for certain electronic health transactions, code sets, data security, unique identification numbers and privacy of protected health information. DHHS has issued some of these rules in final form, while others remain in development. In general, under these rules, we function as a “business associate” to some of our customers (who are considered to be “covered entities” under HIPAA). The three rules primarily relevant to us and our customers—the Transactions Rule, the Privacy Rule and the Security Rule – are discussed below. It is important to note that DHHS could, at any time in the future, modify any existing final rule in a manner that could require us to change our systems or operations.

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

Second, DHHS has published a final HIPAA privacy rule (“Privacy Rule”) which had a compliance date of April 14, 2003. The Privacy Rule is complex and far reaching. Similar to the Transactions Rule, as noted above, the Privacy Rule directly applies to covered entities. Also, covered entities are, in most instances, required to execute a contract with any business associate that performs certain services on the covered entity’s behalf involving the exchange or creation of protected health information. Our hospital and health plan customers are covered entities, and to the extent that we are required by our customers to comply with various contractual safeguards mandated by the Privacy Rule, we believe that we meet the requirements. The Privacy Rule and other similar state healthcare privacy regulations could materially restrict the ability of healthcare providers and health plans to disclose protected health information from patient records using our products and services, or it could require us to make additional capital expenditures to be in compliance. Accordingly, the Privacy Rule and state privacy laws may significantly impact our products’ use in the healthcare delivery system and, therefore, decrease our revenues, increase working capital requirements and decrease future business prospects.

Third, DHHS has published the final HIPAA security rule (“Security Rule”) with a compliance date of April 20, 2005. The Security Rule applies to the use, disclosure, transmission, storage and destruction of electronic protected health information by covered entities. The Security Rule requires that covered entities must implement administrative, technical and physical security measures to safeguard electronic protected health information. Also, as with the Privacy Rule, under the Security Rule, covered entities are required to enter into contracts with their business associates that include certain mandatory health information safeguards. As such, where we function as a business associate to a customer that is a covered entity, we are required to enter into a business associate contract with that customer. Implementing such measures may require us to expend substantial capital due to required product, service and procedure changes.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We lease all of our facilities and do not own any real property. Our executive and corporate offices are located in Reston, Virginia, in approximately 70,750 square feet of leased office space under a lease that expires in 2011. We also lease approximately 41,000 and 34,000 square feet of office space in San Marcos, California and San Rafael, California, respectively. The San Marcos lease expires in May 2008 and the San Rafael lease expires in December 2009. In connection with the relocation of our corporate headquarters to Reston, Virginia, we actively marketed and subleased 33% of the vacant San Rafael, California facility in 2006. We continue to actively market for sublease the remaining space. The San Marcos facility housed, among other things, the Financial Services Division, which was closed as of February 14, 2005. The Company actively marketed this space and subleased 100% of the facility in 2006. We believe that our facilities provide sufficient space for our present needs, and that additional suitable space, if needed, would be available on reasonable terms.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

The results of the voting at the Company’s 2006 Annual Meeting of Stockholders, held on May 11, 2006, were previously reported by the Company in its Current Report on Form 8-K filed with the SEC on May 26, 2006.

Item 4A. Executive Officers of the Registrant

QuadraMed’s executive officers as of December 31, 2006 are as follows:

Name	Age	Position
Keith B. Hagen	44	Chief Executive Officer and President
David L. Piazza	52	Chief Financial Officer and Executive Vice President
James R. Klein	59	Chief Technology Officer and Executive Vice President, Product Management
James R. Milligan	46	Senior Vice President, Sales and Government Programs
Steven V. Russell	50	Senior Vice President, Corporate Development

Keith B. Hagen (44) has served as our Chief Executive Officer and President since October 2005. From March 2003 until joining the Company, Mr. Hagen served as the President and a director of M. Transaction Services, Inc., a national healthcare electronic data interchange (EDI) service provider and subsidiary of Misys PLC, where he was responsible for their transaction service operations. He served as Senior Vice President for Product Development and Chief Technology Officer of Misys Healthcare Systems, a leading healthcare IT company and subsidiary of Misys PLC, from July 2001 to March 2003. He also served as Senior Vice President for Product Development and Chief Technology Officer with Sunquest Information Systems from March 2000 until July 2001, at which time Misys PLC acquired Sunquest. Until January 2000, he served as Senior Vice President for Products and Technology and Chief Technology Officer for The Compucare Company, which was acquired by QuadraMed in 1999. Mr. Hagen has over twenty-one years of experience in healthcare information technology and operations. Mr. Hagen received a Bachelor of Science degree in Computer Science from the State University of New York.

David L. Piazza (52) became our Chief Financial Officer and Executive Vice President in August 2005. Mr. Piazza joined the Company in October 2003 as Vice President of Finance and has been responsible for all non-accounting finance and administrative matters for the Company. From June 2001 to October 2003, Mr. Piazza was Chief Financial Officer of Gemplex Inc., a global Virtual Private Network provider in Vienna, Virginia, and from December 1999 to June 2001, he was Chief Financial Officer and Senior Vice President, International of Teligent International in Vienna, Virginia. Mr. Piazza has twenty years of experience in the telecommunications sector, where he has worked with both public and private companies. He is a CPA and began his career in the public accounting practice, where he specialized in the audits of regulated companies. Mr. Piazza is a graduate of the University of Illinois.

James R. Klein (59) became our Chief Technology Officer and Executive Vice President of Product Management in August 2005. Mr. Klein is a healthcare information technology veteran who served as Director of Healthcare Technology from August 2004 to August 2005 for the Company’s technology partner, InterSystems Corporation. In addition, he served as Vice President and Research Director at the Gartner Group from April 1997 to August 2004. Prior to joining the Gartner Group, he was Vice President of The Compucare Company, a company later acquired by QuadraMed in 1999. Mr. Klein has over twenty-five years of experience in the healthcare information technology industry. Mr. Klein received a Bachelor of Science degree in Mathematics from Villanova University and a Masters Degree from the University of Maryland.

James R. Milligan (46) became our Senior Vice President for Sales and Government Programs in November 2005. Mr. Milligan joined QuadraMed in October 2001 as a regional Vice President for Enterprise Sales, and he assumed responsibility for the Company’s Client Management program in January 2005 and the Government business in July 2005, and was named Senior Vice President for Enterprise Marketing and General Manager for Government Programs in August 2005. Prior to joining the Company, he was District Manager at EMC Corporation from November 2000 to October 2001 and Vice President of Sales and Marketing for Milbrook Corporation in Addison, Texas from March 1999 to November 2000. Mr. Milligan has over twenty years of hospital and physician information systems experience. Mr. Milligan holds a Bachelor of Science degree in Business Administration from The University of Ashland.

Steven V. Russell (50) became our Senior Vice President of Corporate Development in November 2005. Most recently, Mr. Russell had been Vice President for HIM National Sales at Precyse Solutions, an HIM consulting and services company, from April 2005 to November 2005. From May 2000 to February 2005, he was Senior Vice President at Healthscribe, Inc. serving as an Executive Officer and member of the Executive Operating Committee, charged with the sales, marketing, business development and client implementation functions. He served as Executive Vice President of Phycom, Inc. from 1999 to 2000, Senior Vice President of Field Operations for The Compucare Company from 1997 to 1999, and Regional Vice President for Cerner Corporation, from 1996 to 1997, where he was responsible for branch office operations of the Washington DC/Mid-Atlantic office including sales, client installations, client management and office administration. Mr. Russell has over twenty years of healthcare sales and marketing and operations experience in the healthcare information technology and healthcare services industries. Mr. Russell holds a Bachelor of Arts degree from Indiana University.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a) Market Information

Our common stock currently trades on the American Stock Exchange (symbol: QD).

On March 14, 2007, the high and low prices for our common stock on the American Stock Exchange were $3.31 and $3.21 per share, respectively.

The following table sets forth the high and low prices for our common stock traded on the American Stock Exchange for the periods indicated.

Fiscal Year Ended December 31, 2006	High	Low
Quarter ended March 31	$2.300	$1.300
Quarter ended June 30	$2.540	$1.850
Quarter ended September 30	$2.300	$1.660
Quarter ended December 31	$3.250	$2.180

Fiscal Year Ended December 31, 2005	High	Low
Quarter ended March 31	$2.590	$1.300
Quarter ended June 30	$1.890	$1.100
Quarter ended September 30	$2.150	$1.600
Quarter ended December 31	$1.950	$1.150

Stock Price Performance Graph

The Stock Price Performance Graph below represents a comparison of the five year total return of QuadraMed Corporation Common Stock, the AMEX Market Index and the NASDAQ Market Index. The graph assumes $100 was invested on December 31, 2001 and dividends are reinvested for all years ending December 31.

We have authorized 150,000,000 shares of common stock, with a par value of $0.01 per share. We have authorized 5,000,000 shares of preferred stock, par value $0.01 per share. Our Board of Directors has authority to provide for the issuance of our shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. As of December 31, 2006, we had 43,220,970 shares of common stock outstanding, plus warrants to purchase 2,069,718 shares of common stock, and 4,000,000 shares of preferred stock designated as Series A Cumulative Mandatory Convertible Preferred Stock (“Series A Preferred Stock”), which are convertible into 8.0645 shares of common stock per share of Series A Preferred Stock.

(b) Holders

On March 7, 2007, there were 315 holders of record and approximately 4,900 beneficial holders of our common stock.

(c) Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We anticipate that we will retain earnings, if any, to finance the growth and development of our business. Generally, the Series A Preferred Stock is entitled to quarterly dividends of $0.34 (5.5% per annum) per share. However, as provided in the Certificate of Designation relating to the Series A Preferred Stock, because a registration statement covering the resale of such shares was not declared effective by the SEC on or before June 15, 2005, the quarterly dividends for such stock increased to $0.40625 per share (6.5% per annum) commencing on June 16, 2005, and such dividends applied through December 1, 2006 when the registration statement was declared effective. Upon conversion into shares of common stock, the Series A Preferred stockholders have the right to receive, when declared by our Board of Directors, dividends equal to the total previously unpaid dividends payable from the effective date of conversion through June 1, 2007 at a rate of $1.375 (5.5%) per share per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common stock, or any combination thereof at our option. The terms of the Series A Preferred Stock require us to pay full cumulative dividends on the Series A Preferred Stock before making any dividend payment on our common stock. Therefore, we do not expect to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and whatever other factors that our Board of Directors determines are relevant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

This table provides information about our common stock subject to equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Approved By Stockholders (1)	7,783,087	(2)	$3.63	561,710	(3)
Not Approved by Stockholders (4)	1,565,000		$1.79	n/a

(1)	The Company has issued stock options and restricted stock under its 1996 Stock Incentive Plan (the “1996 Plan”), the 1999 Supplemental Stock Option Plan (the “1999 Plan”) and the 2004 Stock Compensation Plan (the “2004 Plan”), all of which were approved by stockholders. The 2004 Plan superseded the Company’s 1996 Stock Incentive Plan, as amended, and the 1999 Supplemental Stock Option Plan, as amended, as of May 6, 2004, although stock options and restricted stock under the 1996 and 1999 Plans outstanding as of that date remain subject to the terms of those plans.
(2)	Includes options originally issuable under various benefit plans of entities acquired by us.
(3)	This number excludes options and restricted shares outstanding and shares issued upon exercise of options plan-to-date, as of December 31, 2006.
(4)

The Company has issued stock options outside of stockholder-approved equity compensation plans as inducements for the employment of the following executives: Keith B. Hagen (550,000; exercise price of $1.83), James R. Klein (200,000; exercise price of $1.74), Steven V. Russell (75,000; exercise price of $1.24) and John C. Wright (750,000; exercise price of $1.82). Mr. Wright’s service to the Company terminated on August 31, 2005. All such options were granted pursuant to an Inducement Stock Option Agreement entered into between the Company and the individual executive. The terms of these Inducement

Stock Option Agreements provide (i) for a fixed exercise price as set forth in each agreement, which is the closing price of the Company’s common stock on the grant date or the last trading day prior to the grant date or state the exercise price will be the closing price of the Company’s common stock on the grant date or the last trading day prior to the grant date; (ii) options have a maximum term of ten years; (iii) 25% of the recipient’s options vest on the first anniversary of the grant, with the remaining 75% vesting pro rata in a series of 36 equal monthly installments upon the recipient’s completion of each month of employment after the first anniversary of the grant date; (iv) upon the executive’s involuntary termination (other than a termination for cause) or a change in control of the Company, all options fully vest and remain exercisable for 12 months (for Mr. Wright, this was 36 months) or until the expiration date (which is ten years from the grant date); (v) upon the executive’s death or permanent disability, all options that had vested until the date of cessation of service remained exercisable for 12 months (for Mr. Klein, 6 months; for Mr. Wright, 36 months, and Mr. Wright was to be credited with an extra 12 months of service in the event of his death or permanent disability); (vi) upon the executive’s voluntary termination, all options that had vested until the date of cessation of service remained exercisable for 3 months (for Mr. Wright, 36 months); and (vii) upon the executive’s termination for cause, the options terminate immediately.

(e) Recent Sales of Unregistered Securities

None

(f) Stock Repurchases

None

Item 6. Selected Financial Data

The selected consolidated financial data presented below for the five years ended December 31, 2006, is derived from our Consolidated Financial Statements and related notes thereto. This selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related notes thereto included in “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

	Year ended December 31,
(in thousands, except per share amounts)	2006	2005	2004	2003	2002
Consolidated Statement of Operations Data:
Revenue	$125,201	$122,313	$124,804	$115,955	$97,103
Gross margin	$78,879	$76,669	$74,375	$71,023	$53,554
Sales & marketing, general & administrative	$34,007	$41,604	$53,812	$55,598	$45,718
Software development	$29,858	$30,476	$28,056	$23,798	$20,471
Amortization of intangible assets and depreciation (1)	$4,195	$4,904	$4,495	$4,525	$5,574
Restatement costs	$—	$—	$—	$7,461	$7,463
Exit cost of facility closing	$—	$1,066	$4,190	$—	$—
Income (loss) from operations	$10,819	$(1,381)	$(16,178)	$(12,898)	$(18,209)
Interest expense	$(379)	$(607)	$(4,814)	$(7,704)	$(2,833)
Gain (loss) on redemption or retirement of debentures	$—	$—	$(14,871)	$—	$—
Income (loss) from continuing operations before income taxes	$12,287	$(1,226)	$(34,982)	$(19,095)	$(19,919)
Benefit (provision) for income taxes	$(342)	$(277)	$175	$48	$—
Income (loss) from continuing operations	$11,945	$(1,503)	$(34,807)	$(19,047)	$(19,919)
Loss from discontinued operations	$—	$—	$(3,690)	$(4,896)	$(3,219)
(Loss) gain on disposal of discontinued operations	$—	$(2,435)	$(3,332)	$—	$8,776
Net income (loss)	$11,945	$(3,938)	$(41,829)	$(23,943)	$(14,362)
Preferred stock accretion	$(5,978)	$(5,338)	$(2,465)	$—	$—
Net income (loss) attributable to common shareholders	$5,967	$(9,276)	$(44,294)	$(23,943)	$(14,362)

Basic income (loss) per share from continuing operations	$0.14	$(0.17)	$(1.04)	$(0.70)	$(0.74)
Basic net income (loss) per share	$0.14	$(0.23)	$(1.23)	$(0.87)	$(0.53)
Diluted income (loss) per share from continuing operations	$0.14	$(0.17)	$(1.04)	$(0.70)	$(0.74)
Diluted net income (loss) per share	$0.14	$(0.23)	$(1.23)	$(0.87)	$(0.53)

	As of December 31,
(in thousands, except per share amounts)	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash, cash equivalents and short term investments	$43,299	$33,042	$22,429	$36,944	$26,191
Total assets	$116,198	$119,896	$119,410	$133,155	$126,927
Deferred revenue	$46,347	$52,169	$44,040	$48,502	$39,492
Working capital	$10,757	$(6,650)	$(15,092)	$13,008	$18,137
Long-term debt	$—	$—	$—	$84,225	$73,719
Stockholders’ equity (deficit)	$42,471	$31,192	$32,639	$(16,883)	$(7,235)

Note:
(1)	Did not include $11.1 million at December 31, 2003 of unamortized discount associated with warrants issued in connection with the Senior Secured Notes due 2008 (“2008 Notes”).

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

Product Naming Conventions

In connection with the Company’s launch of its new identity and corporate branding strategy, developed in conjunction with the Company’s strategy to further integrate its patient access, identity management, care management, health information management and patient revenue management product lines under the “Care-Based Revenue Cycle”, we have revised the naming conventions associated with certain of our products, as follows:

•	What we have historically referred to as Affinity, is now referred to as Patient Care & Revenue Management

•	What we have historically referred to as Quantim is now referred to as Health Information Management

•	What we have historically referred to as TempusOne or Scheduling is now referred to as Patient Access

•	What we have historically referred to as MPI is now referred to as Smart Identity Management

•	What we have historically referred to as Performance Measurement or COPE is now referred to as Decision Support

•	What we have historically referred to as PFS or WinPFS is now referred to as Acuity Plus

The revised product names presented above are used throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. Further, product line names for previously reported periods have also been updated throughout this Annual Report on Form 10-K.

Financial Statement Overview

During 2006, we were able to effectively manage our business to improve financial performance in several of our key financial performance categories as indicated in the highlights presented below:

•

Total revenue increased $2.9 million, or 2%, to $125.2 million in 2006 from $122.3 million in 2005. The increase in revenue was primarily due to collection of past due accounts and resolution of certain outstanding project implementation issues; the increases year over year were reflected in license revenue, maintenance revenue, and installation and other revenue, partially offset by decreases in services and hardware revenue.

•

Gross margin increased $2.2 million, or 3%, to $78.9 million in 2006 from $76.7 million in 2005. As a percentage of revenue, gross margin remained constant at 63% in both 2006 and 2005. This was mainly attributable to increased maintenance and license revenue and lower amortization associated with acquired software, lower hardware and personnel related costs, offset in part by higher royalty and other direct costs.

•

Income (loss) from operations increased from a net loss from operations of $(1.4) million in 2005 to net income from operations of $10.8 million in 2006. The net increase resulted primarily from increased revenues and resultant gross margin, a 28% decrease in general and administrative expenses, and the absence of additional exit costs incurred in 2006.

•

Net income (loss) increased from a net loss of $(3.9) million in 2005 to a net income of $11.9 million in 2006, mainly attributable to the increase in income from operations, an increase in interest income, and a decrease in losses from discontinued operations.

•

Cash, cash equivalents and short-term investments increased by $10.3 million to $43.3 million at December 31, 2006 from $33.0 million at December 31, 2005. Cash provided by operating activities of $16.7 million in 2006, compared to $11.8 million in 2005, was offset in part by $1.0 million of cash used for purchases of property and equipment, $10.6 million in net purchases related to investment activity, and $5.6 million of net cash used in financing activities, principally for the payment of preferred stock dividends.

•

Days sales outstanding (“DSO”) at December 31, 2006 was 60 days compared to 81 days at December 31, 2005. During 2006, the Company focused on the collection of outstanding receivables as a corporate initiative, which lowered outstanding receivables from $27.1 million at December 31, 2005 to $20.4 million at December 31, 2006.

•

Management believes that the Company’s internal control over financial reporting and disclosure controls and procedures are currently effective and were effective for both reporting periods ended December 31, 2006 and 2005. During 2005, the Company invested significant effort and resources in eliminating the Company’s previously disclosed internal control deficiencies in the revenue and closing cycles and related weaknesses in disclosure controls and procedures. These remedial actions included establishing a revenue assurance group responsible for managing ongoing quality assurance; utilizing the PeopleSoft system for revenue related activities; increasing staffing, training and supervision of personnel; improving delineation of responsibilities and segregation of duties; and improving the general ledger account reconciliation and journal entry preparation and review processes. During 2006, the Company continued to manage, monitor and improve its internal control environment to provide assurance that the requisite prevent and detect controls were in place and operating effectively.

Critical Accounting Policies and Estimates

Our critical accounting policies have a considerable impact on Management’s Discussion and Analysis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, revenues and expenses. Significant estimates and assumptions have been made regarding revenue recognition, the allowance for doubtful accounts, stock-based compensation valuation assumptions, contingencies, litigation, intangibles resulting from our purchase business combinations, charges associated with exit activities and other amounts. We base our estimates and assumptions on historical experience and on various other assumptions which management believes to be reasonable under the circumstances. Uncertainties are inherent in all of these estimates including, the estimates underlying percentage-of-completion accounting method of revenue recognition. In addition, we annually review and test our estimates related to the valuations of intangibles including acquired technology, goodwill, customer lists, trademarks and other intangibles and capitalized software. Actual results may differ materially from these estimates.

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

We allocate revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the maintenance portion of the arrangement based as if sold separately and measured by the renewal rate offered to the customer. The professional services portion of the arrangement is based on hourly rates which we charge for these services when sold separately from software. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The proportion of revenue recognized upon delivery varies from quarter to quarter depending upon the mix of licensing arrangements, perpetual or term-based and the determination of vendor-specific objective evidence (“VSOE”) of fair value for undelivered elements. Many of our licensing arrangements include fixed implementation fees and do not allow us to recognize license revenue until these services have been performed.

Certain of the licenses are term or time-based licenses. QuadraMed recognizes revenue from these contracts ratably over the term of the arrangement. Postcontract customer support (“PCS”) for all of the license term is bundled together with the term license and is included in the license revenue in our consolidated financial statements.

Contract accounting is applied where services include significant software modification, installation or customization. In such instances, the services and license fee is accounted for in accordance with SOP 81-1, whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and judgment related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting can affect the amounts of revenue and related expenses reported in our consolidated financial statements. The Company classifies revenues from these arrangements as license, installation, hardware, and services revenue based upon the estimated fair value of each element using the residual method, and revenues are reflected in respective revenue categories in our consolidated financial statements.

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

As permitted by SFAS No. 123, for 2004 and 2005, the Company accounted for share-based payments using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Effective January 1, 2006, we adopted SFAS No. 123(R)’s fair value method of accounting for share-based payments using the modified prospective transition method. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 illustrated in the disclosure of pro forma net income and net income per share contained in our notes to condensed consolidated financial statements included herein. Under the modified prospective method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, less estimated forfeitures, and (b) compensation costs for all share-based payments granted and vested subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Recent Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values, using prescribed options-pricing models. We have adopted SFAS No. 123(R) for our fiscal year beginning January 1, 2006. See NOTE 11—STOCK-BASED COMPENSATION.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the effect, if any, the adoption of FIN 48 on January 1, 2007 will have on its financial condition, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006. We have adopted SAB 108 as of December 31, 2006 and have initially applied its provisions using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ended December 31, 2006. Accordingly, the Company has decreased retained earnings as of January 1, 2006 approximately $1.9 million with a corresponding offset to other liabilities in the accompanying consolidated financial statements. See NOTE 12—STAFF ACCOUNTING BULLETIN NO. 108.

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

	Year ended December 31,
	(in thousands, except percentages)
	2006		2005
Revenue
Services	$12,279	10%	$13,135	11%
Maintenance	55,975	45%	54,453	44%
Installation and other	11,756	9%	11,060	9%

Services and other	80,010	64%	78,648	64%
Licenses	42,756	34%	41,067	34%
Hardware	2,435	2%	2,598	2%

Total revenue	125,201	100%	122,313	100%

Cost of revenue
Cost of services and other revenue	28,819	36%	29,510	38%
Royalties and other	12,095	28%	9,779	24%
Amortization of acquired technology and capitalized software	3,401	8%	4,014	10%

Cost of licenses revenue	15,496	36%	13,793	34%
Cost of hardware revenue	2,007	82%	2,341	90%

Total cost of revenue	46,322	37%	45,644	37%

Gross margin	78,879	63%	76,669	63%

Operating expenses
General and administrative	19,325	15%	26,874	22%
Software development	29,858	24%	30,476	25%
Sales and marketing	14,682	12%	14,730	12%
Amortization of intangible assets and depreciation	4,195	3%	4,904	4%
Exit costs of facility closing	—	0%	1,066	1%

Total operating expenses	$68,060	54%	$78,050	64%

Income (loss) from operations	$10,819	9%	$(1,381)	-1%

Year Ended December 31, 2006 compared to 2005

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

Total revenue. Total revenue for 2006 of $125.2 million increased $2.9 million, or 2%, over total revenue for 2005 of $122.3 million. The net increase of $2.9 million consists of a $1.7 million or 4% increase in license revenue, a $1.5 million or 3% increase in maintenance revenue and a $0.7 million or 6% increase in installation and other revenue, all offset by a $0.9 million or 7% decrease in services revenue and a $0.1 million or 4% decrease in hardware revenue. Significant contributors to the overall increase in revenues during 2006 were the collection of certain past due accounts and the resolution of certain project implementations. For each quarter during 2006, total revenue was $28.9 million, $32.0 million, $33.0 million and $31.3 million, respectively.

Services and other revenue. Services and other revenue consist of professional services, such as implementation and installation services, training, maintenance (which consists of technical support and product upgrades), reimbursable expenses and other service revenue. Professional services are typically provided over a period of three to nine months for the Health Information Management Suite and two to three years for Patient Care and Revenue Management products. These services are provided subsequent to the signing of a software license arrangement and depend in large part on our software license revenues. Our maintenance revenue depends on both licenses of our software products and renewals of maintenance agreements by our existing customer base.

Services revenue decreased approximately $0.9 million, or 7%, to $12.3 million in 2006 from $13.1 million in 2005. A decrease of approximately $2.3 million is attributed to the Smart Identity Management products primarily as a result of completing two large contracts in 2005. A decrease of $0.3 million is attributed to the EDI products as a result of the sale of the EDI business in the third quarter of 2005. These decreases were offset by an increase of approximately $1.1 million for Patient Care and Revenue Management products, an increase of $0.3 million for Acuity Plus products, an increase of $0.3 million for government solutions products and an increase of $0.1 million for the Health Information Management Suite. Services revenue for Patient Care and Revenue Management products increased primarily as a result of completion of significant supplemental service projects in 2006. Increases in services revenue for Acuity Plus and government solutions products are mainly attributed to completion of benchmarking studies and workflow analyses, respectively. Services revenue for the Health Information Management Suite increased due to completion of supplemental services.

Maintenance revenue increased $1.5 million, or 3%, to $56.0 million in 2006, compared to $54.5 million in 2005. Of this overall increase in maintenance revenue, $0.7 million and $0.6 million resulted from the Health Information Management Suite and Patient Care and Revenue Management products, respectively. Maintenance revenue for Decision Support, Pharmacy, and Acuity Plus products also increased approximately $0.3 million, $0.1 million and $0.2 million, respectively. The increases were principally due to revenue that was recognized from certain cash-basis customers and reactivation of revenue plans that were previously on hold, as well as contractually-based increases in fees, partially offset by a decrease of $0.4 million attributed to the EDI products.

Installation and other revenue increased $0.7 million, or 6%, to $11.8 million in 2006 from $11.1 million in 2005. This increase is driven primarily by an $0.7 million increase in training revenue for government solutions products, a $0.8 million increase in installation and other revenue for Patient Care and Revenue Management products and a $0.2 million increase in Patient Access product revenue, partially offset by a $0.5 million decrease in the Health Information Management Suite, a $0.3 million decrease in Acuity Plus products and a $0.2 million decrease in Smart Identity Management product revenue. Resolution of disputed projects and completion of delayed projects caused installation and other revenue for Patient Care and Revenue Management products to increase. During 2006, we had two new Patient Care and Revenue Management sales. Installation and other revenue for Patient Access products increased principally due to completion of implementation activities for four large contracts in 2006. The decreases in installation and other revenue for the Health Information Management Suite, Acuity Plus and Smart Identity Management products are primarily the result of a decreased number of significant contracts being completed in 2006. Installation and other revenue for the Health Information Management Suite, Patient Access and government solutions products is typically recognized upon completion of a contract, whereas the installation and other revenue for many of our other products, including Patient Care and Revenue Management, are recognized on a percentage of completion (“POC”) basis of accounting.

Licenses. License revenue consists of fees for licensing our proprietary software, as well as third-party software that we bundle into our suite of products. License revenue increased $1.7 million, or 4%, to $42.8 million in 2006, compared to $41.1 million in 2005. The net increase of $1.7 million was mainly due to a $1.8 million increase in Patient Access, a $0.9 million increase in government solutions and a $0.8 million increase in Health Information Management Suite products, all offset by a $0.9 million decrease in Patient Care and Revenue Management, a $0.4 million decrease in Lab & Radiology, a $0.3 million decrease in EDI and a $0.2 million decrease in Pharmacy products. License revenue for Patient Access products increased due to increased numbers of significant contracts being completed in 2006 compared to 2005. Government solutions license revenue increased mainly due to a full year’s recognition of term license revenue from government sites that were added during 2005. Health Information Management Suite license revenue increased due to revenue recognized on cash-basis customers whose revenue plans had been on hold. License revenue for Patient Care and Revenue Management and Pharmacy products decreased due to decreased hours worked in 2006. Hours worked for Patient Care and Revenue Management projects were 37% less in 2006 compared to 2005, resulting in decreased revenue for these contracts which are being recognized on the POC basis. The decrease in license revenue for Lab and Radiology products is due to completion of certain contracts in 2005, with no similar volume of contracts completed in 2006. In 2006, 86% of Lab & Radiology revenue is derived from maintenance revenue. The decrease in EDI license revenue was due to the sale of the EDI business in 2005.

Hardware. Hardware revenue decreased $0.1 million, or 4%, to $2.4 million for 2006 compared to $2.5 million in 2005. This decrease was primarily attributed to decreased POC hours in 2006.

Deferred Revenue

The following table presents a summary roll-forward schedule of the deferred revenue (in thousands) for each quarter of the respective years:

	For the three months ended,
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	Total 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue, beginning balance	$52,169	$61,729	$55,868	$47,009	$52,169
Add: revenue deferred	36,993	25,435	23,452	29,569	115,449
Add: SAB 108 implementation	1,314	—	—	—	1,314
Less: deferred revenue recognized	(28,747)	(31,296)	(32,311)	(30,231)	(122,585)

Deferred revenue, ending balance	$61,729	$55,868	$47,009	$46,347	$46,347

	For the three months ended,
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	Total 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue, beginning balance	$44,040	$54,634	$52,436	$50,025	$44,040
Add: revenue deferred	39,767	27,260	26,672	32,660	126,359
Less: deferred revenue recognized	(29,173)	(29,458)	(29,083)	(29,679)	(117,393)
Less: other	—	—	—	(837)	(837)

Deferred revenue, ending balance	$54,634	$52,436	$50,025	$52,169	$52,169

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. Fluctuation of the deferred revenue balance depends on the timing associated with reaching billing milestones and revenue recognition criteria. Deferred revenue is typically increased when the Company invoices a customer based on the terms of the contracts and is decreased when revenue is recognized based on percentage of completion or attainment of a milestone in the customer contract.

Revenue deferred tends to be greater in the first quarter due to the issuance of annual maintenance invoices. Revenue deferred also tends to be higher in the fourth quarter compared to the second and third quarters primarily due to the issuance of invoices related to our government business. The majority of the Company’s government contract terms start on October 1 of each year.

The majority of the Company’s revenue flows through the deferred revenue accounts and is attributable to favorable payment terms such as execution payments and achievement of billing milestones prior to meeting all revenue recognition criteria.

The deferred revenue balance decreased approximately $5.9 million to $46.3 million as of December 31, 2006 from $52.2 million as of December 31, 2005. Approximately $4.0 million of the decrease in the deferred revenue balance is attributable to revenue recognized as a result of settlements of disputed contracts, resolution of stalled projects and amounts received from cash-basis customers. $1.9 million of the decrease was related to the decreased deferred revenue balance for the government contracts due to a change in billing terms. $0.6 million of the decrease was attributable to a termination of support for a single customer, $0.5 million of the decrease was attributable to revenue recognized for Health Information Management product perpetual license contracts as a result of completion of implementation during the first quarter of 2006, offset by an increase in deferred revenue of $1.3 million relating to the Company’s implementation of SAB 108 (see Note 12—STAFF ACCOUNTING BULLETIN No. 108).

The deferred revenue balance of $46.3 million as of December 31, 2006 consisted of approximately $16.9 million in deferred license revenue, approximately $18.8 million in deferred maintenance revenue, and approximately $11.9 million in deferred services and other revenue. Included in the deferred revenue balance as of December 31, 2006 were $0.7 million in deferred license revenue, $2.7 million in hardware revenue and $0.3 million in deferred services revenue related to a hardware sale to a single customer, totaling $3.7 million and approximately $5.5 million for Veterans Health Administration contracts. In 2005, our deferred revenue balance included $3.4 million relating to the single customer hardware sale. The $3.4 million was comprised of $2.7 million of deferred hardware revenue and $0.7 million of deferred license revenue.

The deferred revenue balance of $52.2 million as of December 31, 2005 consisted of approximately $22.2 million in deferred license revenue, approximately $20.7 million in deferred maintenance revenue, and approximately $9.3 million in deferred services and other revenue.

Cost of Revenue and Gross Margin

Cost of services and other revenue. Cost of services and other revenue consists of salaries and related expenses associated with project implementation, consulting services, and customer support. Cost of services and other revenue decreased $0.7 million to $28.8 million in 2006 from $29.5 million in 2005. The reduction in cost was primarily attributable to the reduction in force, which occurred in the first quarter of 2006 and lower personnel related costs. As a percentage of services and other revenue, cost of services and other revenue was 36% in 2006, compared to 38% in 2005.

Cost of licenses. Cost of licenses consists primarily of third-party software, royalties and amortization of acquired technology and capitalized software. A significant percentage of our total cost of revenue is the cost of third-party software royalties and licenses relating to third-party software embedded in our software applications. Generally, royalty fees for third-party licenses will fluctuate based on revenue or the number of the Company’s customers. Royalties are associated primarily with our Health Information Management Suite and government solutions product revenues. Cost of licenses increased $1.7 million, or 12%, to $15.5 million in 2006 from $13.8 million in 2005 mainly due to a $1.6 million increase in royalty expense in 2006, as a result of higher government solutions and Health Information Management Suite revenues. As a percentage of revenue, royalty expenses increased from 7% to 8% year over year, primarily due to changes in the revenue mix within the Health Information Management Suite and government solutions product lines.

Cost of hardware. Cost of hardware consists of third-party hardware and installation costs. Cost of hardware decreased $0.3 million, or 13%, to $2.0 million in 2006 from $2.3 million in 2005, primarily as a result of lower hardware revenue in 2006, and better margins overall on the mix of hardware installations.

Gross margin. Total gross margin increased by approximately $2.2 million, or 3%, to $78.9 million in 2006 from $76.7 million in 2005. The increase in gross margin was primarily attributable to an overall increase in revenues of $2.9 million, offset in part by a net increase of $0.7 million in cost of revenue. Overall, gross margin remained constant at 63% for both 2006 and 2005.

Operating Expenses

General and administrative. General and administrative expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administrative expenses decreased $7.6 million, or 28%, to $19.3 million in 2006 from $26.9 million in 2005. As a percentage of total revenue, general and administrative expense was 15% in 2006 compared to 22% in 2005. In 2006, general and administrative expenses significantly decreased primarily due to the absence of $3.3 million in severance costs associated with the departure of former executives during 2005, a decrease of $1.4 million in bad debt expense as a result of our 2006 collection efforts and $2.4 million lower professional and consulting fees related to Sarbanes Oxley implementation and compliance, strategic activities and consulting services with regard to our PeopleSoft system conversion. The remaining decrease is principally due to lower salary and wage related expenses as a result of the March 2006 reduction in force and the implementation of cost savings initiatives during 2006 which resulted in lower telecom, property taxes and other administrative expenses. These decreases are offset by the incurrence of $1.0 million in legal settlement costs in 2006.

Software development. Software development expense includes costs associated with the development of new products for which technological feasibility has not been achieved, enhancements of existing products, and quality assurance activities. These expenses consist primarily of compensation and benefit costs. Software development expense decreased $0.6 million, or 2%, to $29.9 million in 2006 from $30.5 million in 2005. In 2006, higher bonus expense and cost of employee stock options were offset by lower overall personnel related costs due to the March 2006 reduction in force and associated benefit costs, lower consulting, travel, and general operating expenses. As a percentage of revenue, software development expense was 24% in 2006 compared to 25% in 2005. There were no capitalized software development costs in 2006 or 2005.

Sales and marketing. Sales and marketing expenses include costs associated with our sales, marketing and certain product management personnel, and consist primarily of salaries and benefits, commissions, bonuses, promotional and advertising expenses. Sales and marketing expenses remained constant at $14.7 million in both 2006 and 2005. As a percentage of revenue, sales and marketing expense was approximately 12% for both years.

Amortization of intangible assets and depreciation. Amortization of intangible assets pertains to identifiable intangible assets such as customer lists and trade names, among other items. Depreciation expense pertains to computer and office equipment, office furniture and fixtures, and leasehold improvements. Amortization of intangible assets decreased $0.2 million to $2.0 million in 2006 compared to $2.2 million in 2005. Depreciation expense decreased $0.5 million to $2.2 million in 2006 compared to $2.7 million in 2005. The decrease in depreciation and amortization expense in 2006 as compared to 2005 was primarily the result of decreased capital expenditures.

Exit cost of facility closing. During 2004, we moved our headquarters from San Rafael, California to Reston, Virginia vacating the San Rafael office facility. The lease for this facility terminates at the end of 2009. Our annual expense under the lease is approximately $1.2 million, and we have been actively seeking a qualified subtenant for the property. We subleased 33% of the available space during 2006 and continue to actively market the remaining space. We have estimated the closing costs for this facility based upon current market information available related to potential sublease rental income, sublease commission costs, and the length of time expected to secure a sublease. In consideration of these facts, in 2004 we estimated a cost of approximately $4.0 million in connection with our future obligations on the lease, net of estimated sublease income, and recorded this as expense and as an accrued exit cost at December 31, 2004. During the third quarter of 2005, we reevaluated our estimated sublease income assumptions, and recorded an additional expense with a corresponding increase in the liability of $1.1 million. We do not believe that any adjustment to the outstanding lease liability is warranted at December 31, 2006.

Other Income (Expense)

Other income (expense). Other income (expense) increased $1.3 million, from a net other income of $0.2 million in 2005 to a net other income of $1.5 million in 2006. This increase was primarily attributable to higher rates of return associated with our money market accounts and the implementation of a low risk investment strategy designed to capitalize on the higher short-term interest rates on high-grade commercial paper and government bonds. The increase in interest income was offset in part by higher corporate state income tax expense. Interest expense, which decreased $0.2 million in 2006 from 2005, included non-cash charges of $0.4 million in 2006 and $0.6 million in 2005 relating to amortization of the preferred stock dividend discount and interest due on notes payable.

Discontinued Operations of Financial Services Division

Due to increasing operating losses in our Financial Services Division, and the lack of a qualified buyer for the business, we announced the shutdown of this division on December 15, 2004. The shutdown of this division was effective February 14, 2005.

During 2005, the Company recorded a charge of approximately $1.8 million in connection with our future obligations on the Division’s San Marcos, California lease, net of estimated sublease income. The lease for this facility terminates in May 2008. We estimated facility closing costs based upon current market information available related to sublease rental income and associated commission costs. In 2006, we subleased 100% of the available space.

The results of operations for Financial Services Division are presented as a discontinued operation. Loss from discontinued operation of the Financial Services Division was comprised of the following (in thousands):

	Year ended December 31,
	2006	2005	2004
Revenue	$—	$223	$5,652

Loss from operations	—	(704)	(3,690)
Exit cost of facility closing	—	(1,849)	(3,332)
Other	—	118	—

Total loss	$—	$(2,435)	$(7,022)

Year Ended December 31, 2005 compared to 2004

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Year ended December 31,
	(in thousands, except percentages)
	2005		2004
Revenue
Services	$13,135	11%	$10,446	8%
Maintenance	54,453	44%	48,713	39%
Installation and other	11,060	9%	12,469	10%

Services and other	78,648	64%	71,628	57%
Licenses	41,067	34%	45,036	36%
Hardware	2,598	2%	8,140	7%

Total revenue	122,313	100%	124,804	100%

Cost of revenue
Cost of services and other revenue	29,510	38%	30,252	42%
Royalties and other	9,779	24%	9,977	22%
Amortization of acquired technology and capitalized software	4,014	10%	4,138	9%

Cost of licenses revenue	13,793	34%	14,115	31%
Cost of hardware revenue	2,341	90%	6,062	74%

Total cost of revenue	45,644	37%	50,429	40%

Gross margin	76,669	63%	74,375	60%

Operating expenses
General and administrative	26,874	22%	29,707	24%
Software development	30,476	25%	28,056	22%
Sales and marketing	14,730	12%	24,105	19%
Amortization of intangible assets and depreciation	4,904	4%	4,495	4%
Exit costs of facility closing	1,066	1%	4,190	4%

Total operating expenses	$78,050	64%	$90,553	73%

Loss from operations	$(1,381)	-1%	$(16,178)	-13%

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

Services and other revenue. Services and other revenue consists of professional services, such as implementation and installation services, training, maintenance which consists of technical support and product upgrades, hardware, reimbursable expenses and other service revenue. Professional services are typically provided over a period of three to six months for the Health Information Management Suite products and for two to three years for Patient Care and Revenue Management. These services are provided subsequent to the signing of a software license arrangement and depend in large part on our software license revenues. Our maintenance revenues depend on both licenses of our software products and renewals of maintenance agreements by our existing customer base.

Services revenue increased approximately $2.7 million, or 26%, to $13.1 million in 2005 from $10.4 million in 2004. An increase of approximately $0.5 million is attributed to the Patient Care and Revenue Management and other related products, and an increase of $0.4 million is related to the Health Information Management Suite products. In addition, services revenue for Smart Identity Management products increased $1.8 million primarily as a result of completing work on two large contracts signed in 2005.

Maintenance revenue increased $5.7 million, or 12%, to $54.4 million, compared to $48.7 million in 2004. Of this overall increase in maintenance revenue, $4.4 million resulted from Patient Care and Revenue Management and related products, and is a function of contractually based increases in fees, as well as the installation of new customer software during the year. In addition, $2.4 million of the increase is from the Quadramed Patient Access products, which is due primarily to the inclusion of only six months of activity in 2004 as a result of the acquisition of Tempus Software, Inc. on June 30, 2004. These increases are offset by a decrease of $1.0 million in maintenance for the Health Information Management Suite products, over half of which pertains to the Cascade products which were sunset in 2005.

Installation and other revenue decreased $1.4 million, or 11%, to $11.1 million in 2005 from $12.5 million in 2004. This decrease is driven primarily by installation and other revenue for Patient Care and Revenue Management and related products which is $2.7 million lower in 2005; during 2004 we had only three new Patient Care and Revenue Management sales and in 2005 we had no new Patient Care and Revenue Management sales. Although we had significant sales of products to the existing Patient Care and Revenue Management base customers, a significant amount of installation revenue is traditionally earned on new installations, and recognized on a percentage of completion basis. This decrease was offset by increases in installation revenues for the Health Information Management Suite and government solutions products, which are typically recognized upon completion of a contract; revenue from installation of these products increased by $1.3 million in 2005.

Licenses. License revenue consists of fees for licenses of our proprietary software, as well as third-party software that we bundle into our suite of products. Overall, license revenue decreased $4.0 million, or 9%, in 2005 to $41.0 million from $45.0 million in 2004. This decrease is due primarily to a $3.7 million decrease in license revenue for our Patient Care and Revenue Management products, which is a result of the lack of sales to new Patient Care and Revenue Management customers; during 2004, we made only three new Patient Care and Revenue Management sales, and in 2005, we made no such sales.

Hardware. Hardware revenue decreased $5.5 million, or 68%, to $2.6 million for 2005, compared to $8.1 million in 2004. This decrease is primarily attributed to the recognition in the first quarter of 2004, of a $4.5 million hardware sale to a single customer.

Revenue recognized for the year ended December 31, 2005 includes:

•	amounts initially recorded as deferred revenue in which the Company has now completed its contractual commitments;

•	service revenue relating to installation, training, seminars and financial services during the period; and

•	revenue recognized on a cash-basis.

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

Cost of licenses. Cost of licenses consists primarily of third-party software, royalties and amortization of acquired technology and capitalized software. A significant percentage of our total cost of revenue is attributable to the cost of third-party royalties and licenses pertaining to software embedded within our software applications. Generally, royalty fees for third-party licenses will fluctuate based on revenue or the number of the Company’s customers and therefore may vary on a quarter-to-quarter basis. Royalties are associated primarily with our Health Information Management Suite and government solutions product revenues. Cost of licenses decreased $0.3 million, or 2%, to $13.8 million in 2005 from $14.1 million in 2004. The decrease is comprised primarily of a $1.5 million decrease in third party software licenses and a decrease in amortization of capitalized software of $0.8 million, offset by $0.7 million increase related to the amortization of technology acquired with Détente Systems Pty Limited and Tempus Software, Inc., and a $1.3 million increase in royalty expense, most of which is related to our government solutions products. Overall, the cost of royalties, as a percentage of government solutions product revenues, has increased from 41% in 2004 to 44% in 2005.

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

Gross margin. Total gross margin increased by approximately $2.3 million, or 3%, to $76.7 million in 2005 from $74.4 million in 2004. The increase in gross margin is primarily attributable to the combination of the $5.7 million or 12% increase in maintenance revenues, the $2.7 million or 26% increase in service revenues, and the $5.5 million reduction in low margin hardware revenues. These positive variances were partially offset by lower license and installation revenues. In addition, the costs of royalties for government solutions and Health Information Management Suite products increased. Overall, gross margin for all license revenue declined from 69% in 2004 to 66% in 2005. Gross margin for services and other revenues increased from 58% in 2004 to 62% in 2005, and gross margin on hardware decreased from 25% in 2004 to 10% in 2005. In total, gross margin increased from 60% in 2004 to 63% in 2005.

Operating Expenses

General and administrative. General and administrative expense consists of compensation and benefit costs for executive, finance, legal, information technology and administrative personnel. General and administrative expense decreased $2.8 million, or 10%, to $26.9 million in 2005, from $29.7 million in 2004. As a percentage of total revenue, general and administrative expense was 22% in 2005 compared to 24% in 2004. General and administrative expenses decreased in 2005 as increases in professional fees and severance expenses were more than offset by decreases in rent, salaries, contractors and other expenses.

Professional and legal fees increased $1.3 million in 2005 primarily related to Sarbanes-Oxley Act consulting efforts, merger and acquisition expenses and other activities. Severance expense increased $1.6 million in 2005 primarily due to severance payments to the Company’s former CEO and CFO. These increases were largely offset by a decrease in salaries of $1.5 million in 2005. In 2004, salaries included the carrying of duplicate staff for at least the first three months of the year related to the transition of the headquarters to Reston, Virginia and salaries for both the CEO and COO positions, which were consolidated in late 2004. Rent expense decreased $1.4 million in 2005 from 2004, but our payments of rent were virtually the same year over year. Rent expense in 2004 included rent for the Company’s prior headquarters in San Rafael, California, which was not included in 2005 because we recorded a facility exit cost related to that lease of $4.2 million in December 2004. Bad debt expense decreased $0.9 million in 2005 and other non-wage expenses decreased $1.2 million. In addition, the $0.4 million gain on the sale of the EDI division in September 2005 is included in expense.

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

Sales and marketing salaries decreased $3.1 million in 2005 and other wage related costs decreased $0.5 million due to a reduction in headcount in 2005 compared to 2004. Travel and entertainment expenses decreased $0.9 million in 2005 primarily as a result of the reduction in the sales staff. Commission expenses decreased significantly in 2005 to $2.5 million compared to $7.1 million in 2004. In 2004, the Company adopted a more conservative approach to expensing commissions earned. In prior years, we matched commissions earned with the associated revenues, and as a consequence, deferred certain of these commissions even though they had been earned and paid. In 2004, we began expensing the commissions when earned and paid, and we also amortized approximately $2.1 million of commissions that were deferred in 2003; thus the commission expense for 2004 was higher than it would have otherwise been by this amount. The remainder of the difference in commission expense between years is due primarily to commissions earned on Patient Care and Revenue Management sales. If we remove the impact of the amortization of the deferred commissions from 2004 sales and marketing expenses, the 2005 sales and marketing expenses decreased by approximately $7.3 million, or 33%, from 2004 levels.

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

Exit cost of facility closing. During 2004, we moved our headquarters from San Rafael, California to Reston, Virginia and vacated and closed down the San Rafael office facility. The lease for this facility terminates at the end of 2009; our annual expense under the lease is approximately $1.2 million, and we have been actively seeking a qualified subtenant for the property. In 2006, we secured a subtenant for 33% of the available space and continue to actively market the remaining space. We estimated the closing costs for this facility based upon current market information available related to potential sublease rental income, sublease commission costs and the length of time expected to secure a sublease. In consideration of these facts, in 2004 we estimated a cost of approximately $4.2 million in connection with our future obligations on the lease, net of estimated sublease income, and recorded this as an expense and as an accrued exit cost at December 31, 2004. During the third quarter of 2005, we reevaluated our assumptions, and recorded an additional expense and an additional accrual of $1.1 million. Please see further discussion in Note 4—DISCONTINUED OPERATION—FINANCIAL SERVICES DIVISION AND EXIT COST OF FACILITY CLOSING of our notes to consolidated financial statements included herein.

Due to increasing operating losses in our Financial Services Division (“FSD”), and the lack of a qualified buyer for the business, we announced the shutdown of the division on December 15, 2004. The shutdown of this division was completed on February 14, 2005. We recorded a $1.0 million charge related to the future lease obligation of the FSD’s office in San Marcos, California in the third quarter of 2005. We recorded an additional charge of approximately $0.8 million in connection with the lease obligation.

The following table sets forth a summary of the exit cost of facility closing charged and accrued facility cost as of December 31, 2005 (in thousands):

December 31, 2005
Exit Costs for San Rafael Facility:
Accrued exit cost of facility closing, beginning of year	$4,048
Exit cost of facility closing related to Financial Services Division	—
Principal reduction in 2005	(897)
Sublease losses in September 2005	1,066

Accrued exit cost of facility closing, end of year	4,217

Exit Costs for San Marcos Facility:
Accrued exit cost of facility closing, beginning of year	—
Exit cost for facility closing of former headquarters	1,032
Principal reduction in 2005	(574)
Sublease losses in September 2005	817

Accrued exit cost of facility closing, end of year	1,275

Total Exit Cost Charges and Accrued Exit Costs	$5,492

Accrued Exit Costs Liability:
Short-term	1,879
Long-term	3,613

Total	$5,492

Other Income (Expense)

Other income (expense). Other income (expense) increased $19.0 million, from a net other expense of $18.8 million in 2004 to a net other income of $0.2 million in 2005. This change is due primarily to the inclusion in 2004 of the $14.9 million loss incurred in connection with the retirement of our 2005 and 2008 Notes in June and July of 2004; in addition, the 2004 other expense includes $4.2 million of interest expense related to the retired Notes. Interest expense for the years ended December 31, 2005, 2004 and 2003 included non-cash charges of $0.6 million, $1.6 million, and $2.8 million, respectively, relating to amortization of debt offering costs, warrant discount and preferred stock dividend discount.

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

As of December 31, 2006, we had $43.3 million in cash, cash equivalents and short-term investments, compared to $33.0 million as of December 31, 2005. As of December 31, 2006, we had working capital of $10.8 million compared to $(6.7) million as of December 31, 2005. Management believes that we have adequate liquidity to meet our short-term cash requirements.

As of December 31, 2006, we had $10.7 million invested in short-term investments as a result of an investment strategy implemented during the year.

Accounts receivable, net, decreased by $6.7 million to $20.4 million as of December 31, 2006 from $27.1 million as of December 31, 2005. Accounts receivable decreased primarily due to a corporate collection initiative to reduce DSO (Days Sales Outstanding). For the year ended December 31, 2006, bad debt expense was $0.8 million. As of December 31, 2006, the allowance for doubtful accounts decreased to $2.6 million from $4.2 million as of December 31, 2005. We maintain an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowance might be required.

Unbilled receivables increased by $0.9 million to $4.3 million as of December 31, 2006 from $3.4 million as of December 31, 2005. This increase was mainly due to a greater mix of contracts that the Company was not able to bill in advance of revenue recognition during 2006.

Prepaid expenses and other current assets decreased by $1.3 million as of December 31, 2006 to $10.8 million, compared to $12.1 million as of December 31, 2005. This decrease was primarily due to lower deferred government royalties which are related to a similar decrease in deferred license revenue, this is offset in part by an increase of $1.0 million for deferred hardware costs.

Other intangible assets decreased by $5.5 million to $2.1 million as of December 31, 2006 from $7.6 million as of December 31, 2005 as a result of standard amortization.

Accrued payroll and other related liabilities increased by $1.3 million to $8.7 million as of December 31, 2006 from $7.4 million as of December 31, 2005 primarily as a result of an additional $1.5 million in incentive compensation accruals, offset by a $0.4 million decrease in accrued severance for departed executives.

Other accrued liabilities decreased by $4.4 million to $5.7 million as of December 31, 2006 from $10.1 million as of December 31, 2005. This decrease was primarily related to a $1.8 million decrease in accrued royalties, a $0.6 million decrease associated with our implementation of SAB 108—See Recent Accounting Standards discussion above, a $0.2 million decrease in accrued legal expense, a $0.8 million decrease related to the settlement of the MedCath litigation during 2006, and a $1.0 million reduction in tax accruals.

Dividends payable decreased by $5.3 million to $3.8 million as of December 31, 2006 from $9.1 million as of December 31, 2005. This decrease corresponds to the accretion in the carrying value of the Company’s

Series A Preferred Stock issued in 2004 (see NOTE 10—SERIES A PREFERRED STOCK) and resulted from the payment of $6.5 million in dividends during 2006.

The deferred revenue balance decreased approximately $5.9 million to $46.3 million as of December 31, 2006 from $52.2 million as of December 31, 2005. Approximately $4.0 million of the decrease in the deferred revenue balance was attributable to revenue recognized as a result of settlements of disputed contracts, resolution of stalled projects and amounts received from cash-basis customers. $1.9 million of the decrease is related to the decreased deferred revenue balance for the government contracts due to a change in billing terms. $0.6 million of the decrease was attributable to a termination of support for a single customer, $0.5 million of the decrease was attributable to revenue recognized for Health Information Management product perpetual license contracts as a result of completion of implementation during the first quarter of 2006, offset by an increase in deferred revenue of $1.3 million relating to the Company’s implementation of SAB 108 (see NOTE 12—STAFF ACCOUNTING BULLETIN No. 108).

Accrued exit cost of facility closing pertains to the long-term portion of the accrued future lease obligations related to the closed facilities in San Marcos, California and San Rafael, California. The balance decreased by $1.5 million to $2.1 million as of December 31, 2006 from $3.6 million as of December 31, 2005. The decrease is due to the amortization of the original lease loss obligation established at the point the facilities were vacated.

Deferred income taxes increased by $0.8 million to $1.1 million as of December 31, 2006 from $0.3 million as of December 31, 2005, resulting from differences between book and tax treatment of goodwill amortization. The majority of this deferred tax liability was recorded with our implementation of SAB 108. See Recent Accounting Standards above.

Cash Flows

(in thousands)	Year ended December 31,
	2006	2005	2004
Cash provided by (used in) operating activities	$16,662	$11,757	$(10,348)
Cash provided by (used in) investing activities	$(11,546)	$3,222	$(12,178)
Cash provided by (used in) financing activities	$(5,562)	$(4,366)	$8,011
Net increase (decrease) in cash and cash equivalents	$(446)	$10,613	$(14,515)

Cash provided by (used in) operating activities was $16.7 million in 2006, compared to $11.8 million in 2005 and $(10.3) million in 2004. The net income of $6.0 million in 2006 was offset by non-cash charges totaling approximately $16.0 million, including depreciation and amortization of $7.6 million, bad debt expense of $0.8 million, preferred stock accretion and preferred dividend premium of $6.0 million and stock based compensation of $0.9 million. In addition, changes in assets and liabilities resulted in a use of cash of $5.3 million in 2006 which is comprised of a decrease in deferred revenue and accounts payable and accrued expenses, offset by a decrease in accounts receivable. Deferred revenue decreased from 2005 to 2006 due to the timing associated with reaching billing milestones and achievement of revenue recognition criteria for the contract mix in 2006.

The net loss of $9.3 million in 2005 was offset by non-cash items totaling approximately $21.5 million, including depreciation and amortization of $8.9 million, bad debt expense of $2.3 million, preferred stock accretion and preferred dividend premium of $5.3 million and exit cost associated with facility closings of $2.8 million. In addition, changes in current assets and liabilities resulted in an additional use of cash of $0.4 million in 2005, comprised of an increase in deferred revenue of $8.2 million, an increase in prepaid and other expenses of $1.2 million, all partially offset by a decrease in accounts payable and accrued liabilities of $1.1 million and an increase in accounts receivable of $3.2 million and the $3.1 million payment to a former executive from the liquidation of certain assets held in trust. In 2004, the $(10.3) million use of cash in operations arose from the $44.3 million net loss and approximately $12.9 million in decreases in accounts payable, accrued liabilities, and deferred revenue, offset by $40.1 million of non-cash expenses and approximately $6.7 million in decreases in accounts receivable, prepaid expenses and other assets.

Net cash provided by (used in) investing activities was $(11.5) million in 2006, compared to $3.2 million in 2005 and $(12.2) million in 2004. In 2006, the use of cash from investing activities primarily resulted from the net purchase of short-term investments in the amount of $10.6 million and $1.0 million used for the purchase of property and equipment.

Investing activities in 2005 included a $1.5 million reduction in restricted cash related to letters of credit, $1.3 million of capital expenditure purchases and $3.1 million from the liquidation of certain assets held in trust which were used in connection with a settlement associated with a former executive who left the company several years ago. In 2004, investing activities used $12.2 million of cash in, including $4.5 million for capital expenditure purchases primarily related to our PeopleSoft system and $9.4 million for the acquisitions of Détente Systems Pty Limited and Tempus Software, Inc. In addition, there were reductions to restricted cash balances during 2004 in the amount of $1.6 million.

Net cash used in financing activities was $5.6 million in 2006, compared to $4.4 million used by financing activities in 2005 and $8.0 million net cash provided by financing activities in 2004. The cash used by financing activities in both 2006 and 2005 was primarily due to the payment of dividends on our Series A Preferred Stock of $6.5 million and $5.8 million, respectively. The dividends were offset by the proceeds from the issuance of common stock in both years. The $8.0 million of cash generated from financing activities in 2004 arose from $96.1 million in proceeds from the issuance of Series A Preferred Stock, offset by $88.1 million which was used for the early retirement of our 2005 and 2008 Notes.

Cash provided by operating activities was $5.3 million, $4.1 million, $3.0 million and $4.3 million sequentially for the four quarters of 2006. The changes primarily relate to the fluctuations between net (loss) and net income during the year, which were $(3.3) million, $2.3 million, $4.5 million and $2.5 million per quarter, respectively from the first through fourth quarters of 2006, as adjusted for non-cash charges of $4.2 million, $4.1 million, $3.5 million and $4.2 million per quarter; in addition, changes in working capital items increased (decreased) cash in the amounts of $4.2 million, $(2.6) million, $(5.1) million and $(1.8) million per quarter, sequentially for the four quarters of 2006.

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including accrued future dividends on our Series A Preferred Stock, as of December 31, 2006 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Accrued dividends (1)	$3,775	$3,775	$—	$—	$—
Operating leases (2)	15,719	4,155	10,000	1,564	—

Total contractual obligations	$19,494	$7,930	$10,000	$1,564	$—

Other Commercial Commitments
Standby letters of credit (3)	$2,366	$2,000	$—	$366	$—

Total commercial commitments	$2,366	$2,000	$—	$366	$—

(1)	The Series A Preferred Stock holders have an option to convert and receive, when declared by the Board, dividends equal to the total previously unpaid dividends payable from effective date of conversion through June 1, 2007 at a rate of $1.375 per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common shares or any combination thereof at the option of the Company. See NOTE 10—SERIES A PREFERRED STOCK.
(2)	In 2006, the Company subleased 33% of the San Rafael, California facility and 100% of the San Marcos, California facility. In the schedule above, the sublease income has been deducted from the minimum future rentals required under the master lease.
(3)	The less than 1 year amount of $2.0 million includes a $1 million letter of credit in favor of the State of New Jersey under its contract, and another $1 million letter of credit for another customer contract. The remainder represents security deposits for leased facilities.

As of December 31, 2006, we had approximately $15.6 million in minimum operating lease commitments that will be paid through 2011. In addition, we have $2.4 million of funds in certificates of deposit held as collateral for the aforementioned standby letters of credit under bank financing agreements. These amounts reflect current requirements as of December 31, 2006, and may be reduced in the future.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments. In addition, cash used in investing activities may fluctuate due to our software development efforts, any acquisition or disposition we may undertake and costs associated with our investments in fixed assets and information technology. For additional discussion, see Item 1A. Risk Factors of this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In addition to the market risks discussed herein, refer to our discussion of business risks in Item 1A. Risk Factors above.

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investment portfolio. It is our intent to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We invest in high-quality issuers, including money market funds, corporate debt securities, and debt securities issued by the U.S. government and U.S. governmental agencies. We do not invest in derivative financial or foreign investments.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2006 and 2005 (in thousands, except average interest rates).

	Aggregate Fair Value		Weighted Average Interest Rate
	2006	2005	2006	2005
Cash and Cash equivalents:
Cash (1)	$16,652	$17,023
Money market funds	15,944	16,019

Total cash and cash equivalents	$32,596	$33,042

Short-term investments:
Certificates of deposit	$2,024	$—
Corporate debt securities	2,999	—
Debt issued by US government	4,680	—
Municipal bonds	1,000	—

	$10,703	$—

Long-term investments:
Corporate debt securities	$—	$501
Debt issued by US government	1,244	833

Total long-term investments (2)	$1,244	$1,334

Summary:
Cash	$16,652	$17,023
Money market funds	15,944	16,019	4.48%	2.93%
Certificates of deposit	2,024	—	4.90%	4.96%
Corporate debt securities	2,999	501	5.26%	4.82%
Debt issued by US government	5,924	833	4.76%
Municipal bonds	1,000	—	5.28%

	$44,543	$34,376

Note:
(1)	Excluded from the fair value of the principal amounts of cash is $2.3 million, which is restricted cash that is held in escrow for rental properties, meeting customer performance expectations and employee benefit obligations.
(2)	Included in other long term assets on the balance sheet.

Performance of Equity Markets

The performance of the equity markets can have an effect on our operations as certain of our variable life insurance policies have premiums invested in equity securities.

Foreign Currency Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. Changes in foreign exchange rates did not materially impact our results of operations. For the year ended December 31, 2006, only approximately 1% of total revenue was denominated in currencies other than the United States dollar and approximately 2% of our total direct and operating costs were incurred in currencies other than the United States dollar. The foreign currencies are limited to the Australian dollar and the British Pound Sterling.

Item 8. Financial Statements and Supplementary Data

Our financial statements and supplementary data are included in this Annual Report on Form 10-K beginning on page F-1 and are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in, or disagreements with, our accountants based on accounting principles and financial disclosures required to be disclosed in this Item 9.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, our chief executive officer (“CEO”) and chief financial officer (“CFO”), is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of design and operation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Changes in Internal Control over Financial Reporting

No change to our internal control over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management of QuadraMed Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f), and 15d-15(f) under the Securities Exchange Act of 1934). Management has used the framework set forth in the report entitled Internal Control- Integrated Framework published by the COSO of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with general accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management has concluded that our internal controls over financial reporting and our disclosure controls and procedures were effective as of December 31, 2006.

PART III

Item 10. Director, Executive Officers and Corporate Governance

Information regarding QuadraMed’s directors appears under “Election of Directors” in our Proxy Statement for the 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”). That portion of the 2007 Proxy Statement is incorporated by reference into this Item 10. Information regarding QuadraMed’s executive officers appears in Item 4A. Executive Officers of the Registrant of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement. That portion of the 2007 Proxy Statement is incorporated by reference into this Item 10.

Code of Ethics

Information about our Code of Ethics for Principal Executive Officers and Senior Financial Officers appears under “Code of Ethics” in the 2007 Proxy Statement. That portion of our 2007 Proxy Statement is incorporated by reference into this Item 10.

Item 11. Executive Compensation

Information about compensation of QuadraMed’s named executive officers appears under “Executive Compensation” in the 2007 Proxy Statement. Information about compensation of QuadraMed’s directors appears under “Director Compensation” in the 2007 Proxy Statement. Those portions of the 2007 Proxy Statement are incorporated by reference into this Item 11.

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

Information about security ownership of certain beneficial owners and management appears under “Security Ownership of Directors and Officers” in the 2007 Proxy Statement. That portion of the 2007 Proxy Statement is incorporated by reference into this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information about certain relationships and related transactions appears under “Certain Relationships and Related Transactions” in the 2007 Proxy Statement. That portion of the 2007 Proxy Statement is incorporated by reference into this Item 13.

Item 14. Principal Accountant Fees and Services

Information regarding audit fees and all other fees, in addition to the Audit Committee’s pre-approval policies and procedures appears under “Fees of Independent Registered Public Accounting Firm” in the 2007 Proxy Statement. That portion of the 2007 Proxy Statement is incorporated by reference into this Item 14.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

QUADRAMED CORPORATION

Date: March 16, 2007	By:	/S/ KEITH B. HAGEN
Keith B. Hagen Chief Executive Officer

Date: March 16, 2007	By:	/S/ DAVID L. PIAZZA
David L. Piazza Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ KEITH B. HAGEN Keith B. Hagen	Chief Executive Officer, Director (Principal Executive Officer)	March 16, 2007

/s/ DAVID L. PIAZZA David L. Piazza	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ ROBERT L. PEVENSTEIN Robert L. Pevenstein	Chairman of the Board	March 16, 2007

/s/ LAWRENCE P. ENGLISH Lawrence P. English	Director	March 16, 2007

/s/ ROBERT W. MILLER Robert W. Miller	Director	March 16, 2007

/s/ JAMES E. PEEBLES James E. Peebles	Director	March 16, 2007

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

(Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on October 31, 2005.)

4.2	Form of Common Stock certificate. (Exhibit 4.2 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

4.3	Warrant Agreement, including Form of Warrant, dated as of April 17, 2003, by and between QuadraMed Corporation and The Bank of New York, as warrant agent. (Exhibit 4.3 to our Current Report on Form 8-K, filed with the SEC on April 30, 2003.)

4.4	Registration Rights Agreement, dated as of April 17, 2003, among QuadraMed, the investors listed on the signature pages thereto, and Philadelphia Brokerage Corporation. (Exhibit 4.5 to our Current Report on Form 8-K, filed with the SEC on April 30, 2003.)

4.5	Registration Rights Agreement dated as of June 15, 2004, by and between QuadraMed and the investors identified on the signature pages thereto. (Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on June 17, 2004.)

4.6	Registration Rights Agreement dated as of June 30, 2004, by and between QuadraMed and the shareholders identified on the signature pages thereto. (Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on July 30, 2004.)

4.7	Form of Preferred Stock certificate for the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 4.17 to our Pre-Effective Amendment No. 3 to our Registration Statement on
Form S-1, No. 333-112040, as filed with the SEC on August 25, 2004.)

10.1	Summary Plan Description, QuadraMed Corporation 401(k) Plan. (Exhibit 10.3 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.2	1996 Stock Incentive Plan of QuadraMed. (Exhibit 10.1 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

Exhibit Number	Exhibit Description
10.3	1999 Supplemental Stock Option Plan of QuadraMed. (Exhibit 10.5 to our Annual Report on Form 10-K, as filed with the SEC on March 30, 2000, as amended by May 1, 2000.)

10.4	2002 Employee Stock Purchase Plan of QuadraMed. (Exhibit 99.1 to our Registration Statement on Form S-8, No. 333-87426, as filed with the SEC on May 2, 2002, as amended by Exhibit C to our Schedule 14A, as filed with the SEC on April 6, 2004.)

10.5	2004 Stock Compensation Plan of QuadraMed. (Exhibit 4.36 to our Registration Statement on Form S-8, No. 333-118581, as filed with the SEC on August 26, 2004.)

10.6	Form of Indemnification Agreement between QuadraMed and its directors and executive officers. (Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006, as amended by Amendment No. 1 thereto, as filed with the SEC on August 17, 2006.)

10.7	Employment Agreement dated August 1, 2005, between James R. Klein and QuadraMed Corporation. (Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006, as amended by Amendment No. 1 thereto, as filed with the SEC on August 17, 2006.)

10.8	Inducement Stock Option Agreement dated as of August 1, 2005, between James R. Klein and QuadraMed Corporation. (Exhibit 99.3 to our Current Report on Form 8-K, as filed with the SEC on August 15, 2005.)

10.9	Restricted Stock Agreement dated as of August 1, 2005, between James R. Klein and QuadraMed Corporation. (Exhibit 99.4 to our Current Report on Form 8-K, as filed with the SEC on August 15, 2005.)

10.10	Employment Agreement dated as of August 10, 2005, between David L. Piazza and QuadraMed Corporation. (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on September 1, 2005.)

10.11	Severance Agreement dated as of August 22, 2005, between James Milligan and QuadraMed. (Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on August 26, 2005.)

10.12	Employment Agreement dated as of October 17, 2005, between Keith B. Hagen and QuadraMed Corporation. (Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

10.13	Inducement Stock Option Agreement dated as of October 17, 2005, between Keith B. Hagen and QuadraMed Corporation. (Exhibit 99.3 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

10.14	Restricted Stock Agreement dated as of October 17, 2005, between Keith B. Hagen and QuadraMed Corporation. (Exhibit 99.4 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

10.15	Proprietary Information and Non-Competition Agreement dated September 26, 2005, between Keith B. Hagen and QuadraMed Corporation. (Exhibit 99.5 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

10.16	Employment Agreement dated as of November 21, 2005, between Steven V. Russell and QuadraMed Corporation. (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on November 28, 2005.)

10.17	Inducement Stock Option Agreement dated as of November 21, 2005, between Steven V. Russell and QuadraMed Corporation. (Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on November 28, 2005.)

Exhibit Number		Exhibit Description
10.18		Proprietary Information and Non-Competition Agreement dated as of November 21, 2005, between Steven V. Russell and QuadraMed Corporation. (Exhibit 99.3 to our Current Report on Form 8-K, as filed with the SEC on November 28, 2005.)

10.19		Settlement Agreement dated July 6, 2005, between James D. Durham and QuadraMed Corporation. (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on July 8, 2005.)

10.20		Negotiable Promissory Note dated July 6, 2005, between James D. Durham and QuadraMed Corporation. (Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on July 8, 2005.)

10.21		Security Agreement dated July 6, 2005, between James D. Durham and QuadraMed Corporation. (Exhibit 99.3 to our Current Report on Form 8-K, as filed with the SEC on July 8, 2005.)

10.22		Lease dated November 19, 1998 for facilities located at 22 Pelican Way, San Rafael, California. (Exhibit 1.7 to our Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC on March 30, 2000.)

10.23		Lease dated November 26, 2001 for facilities located at 1050 Los Vallecitos Boulevard, San Marcos, California. (Exhibit 10.18 to our Registration Statement on Form S-1, No. 333-112040, as filed January 21, 2004.)

10.24		Lease dated September 15, 2001 for facilities located at 12110 Sunset Hills Road, Reston, Virginia. (Exhibit 10.19 to our Registration Statement on Form S-1, No. 333-112040,as filed January 21, 2004.)

10.25		Value Added Remarketing Agreement dated September 26, 1989, by and between InterSystems Corporation and the Compucare Company. (Exhibit 10.28 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25. 2004.)

10.26		Amendment to VAR Agreement between QuadraMed Affinity Corporation and InterSystems Corporation. (Exhibit 10.29 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25. 2004.)

14.1		QuadraMed Corporation Code of Ethics for Principal Executive Officers and Senior Financial Officers. (Exhibit 14.1 to our Current Report on Form 8-K, as filed with the SEC on March 15, 2006.)

21.1	**	QuadraMed Corporation subsidiaries.

23.1	**	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

31.1	**	Section 302 Certification—CEO

31.2	**	Section 302 Certification—CFO

32.1	**	Section 906 Certification—CEO

32.2	**	Section 906 Certification—CFO

**	Filed herewith

QUADRAMED CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

QuadraMed Corporation

Reston, Virginia

We have audited the accompanying consolidated balance sheets of QuadraMed Corporation as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QuadraMed Corporation at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Note 12 to the financial statements, effective January 1, 2006, the Company changed its method of quantifying misstatements of prior year financial statements. The Company adopted the dual method, as required by SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

Bethesda, Maryland

March 16, 2007

QUADRAMED CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$32,596	$33,042
Short-term investments	10,703	—
Accounts receivable, net of allowance for doubtful accounts of $2,612 and $4,177, respectively	20,358	27,089
Unbilled receivables	4,253	3,387
Prepaid expenses and other current assets, net of allowance on other receivable of $833 and $715, respectively	10,848	12,142

Total current assets	78,758	75,660

Restricted cash	2,341	2,391
Long-term investments	1,244	1,334
Property and equipment, net of accumulated depreciation and amortization of $21,131, and $19,052, respectively	2,557	3,737
Goodwill	25,983	25,983
Other amortizable intangible assets, net of accumulated amortization of $41,397 and $35,905, respectively	2,132	7,624
Other long-term assets	3,183	3,167

Total assets	$116,198	$119,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,493	$3,551
Accrued payroll and related	8,720	7,422
Other accrued liabilities	5,666	10,114
Dividends payable	3,775	9,054
Deferred revenue	46,347	52,169

Total current liabilities	68,001	82,310

Accrued exit cost of building closing	2,066	3,613
Deferred income taxes	1,042	269
Other long-term liabilities	2,618	2,512

Total liabilities	73,727	88,704

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.01 par, 5,000 shares authorized, 4,000 shares issued and outstanding respectively	93,290	88,231
Common stock, $0.01 par, 150,000 shares authorized; 43,678 and 41,702 shares issued and $43,221 and 41,245 outstanding, respectively	437	417
Shares held in treasury	(5)	(5)
Additional paid-in-capital	304,504	302,324
Accumulated other comprehensive loss	(49)	(89)
Accumulated deficit	(355,706)	(359,686)

Total stockholders’ equity	42,471	31,192

Total liabilities and stockholders’ equity	$116,198	$119,896

The accompanying notes are an integral part of these consolidated financial statements.

QUADRAMED CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2006	2005	2004
Revenue
Services	$12,279	$13,135	$10,446
Maintenance	55,975	54,453	48,713
Installation and other	11,756	11,060	12,469

Services and other	80,010	78,648	71,628
Licenses	42,756	41,067	45,036
Hardware	2,435	2,598	8,140

Total revenue	125,201	122,313	124,804

Cost of revenue
Cost of services and other revenue	28,819	29,510	30,252
Royalties and other	12,095	9,779	9,977
Amortization of acquired technology and capitalized software	3,401	4,014	4,138

Cost of license revenue	15,496	13,793	14,115
Cost of hardware revenue	2,007	2,341	6,062

Total cost of revenue	46,322	45,644	50,429

Gross margin	78,879	76,669	74,375

Operating expense
General and administration	19,325	26,874	29,707
Software development	29,858	30,476	28,056
Sales and marketing	14,682	14,730	24,105
Amortization of intangible assets and depreciation	4,195	4,904	4,495
Exit costs of facility closing	—	1,066	4,190

Total operating expenses	68,060	78,050	90,553

Income (loss) from operations	10,819	(1,381)	(16,178)

Other income (expense)
Interest expense, includes non-cash charges of $374, $600 and $1,571, respectively	(379)	(607)	(4,814)
Interest income	1,746	749	481
Other income (expense), net	101	13	400
Loss on retirement of debt	—	—	(14,871)

Other income (expense)	1,468	155	(18,804)

Income (loss) from continuing operations before income taxes	$12,287	$(1,226)	$(34,982)
Benefit (provision) for income taxes	(342)	(277)	175

Income (loss) from continuing operations	11,945	(1,503)	(34,807)
Loss from discontinued operations (net of income taxes)	—	—	(3,690)
Loss on discontinued operations (net of income taxes)	—	(2,435)	(3,332)

Net income (loss)	$11,945	$(3,938)	$(41,829)
Preferred stock accretion and dividend premium	(5,978)	(5,338)	(2,465)

Net income (loss) attributable to common shareholders	$5,967	$(9,276)	$(44,294)

Income (loss) per share-basic
Continuing operations	$0.14	$(0.17)	$(1.04)
Discontinued operations	—	(0.06)	(0.19)

Net income (loss)	$0.14	$(0.23)	$(1.23)

Income (loss) per share-diluted
Continuing operations	$0.14	$(0.17)	$(1.04)
Discontinued operations	—	(0.06)	(0.19)

Net income (loss)	$0.14	$(0.23)	$(1.23)

Weighted average shares outstanding
Basic	42,057	40,658	35,982

Diluted	78,125	40,658	35,982

The accompanying notes are an integral part of these consolidated financial statements.

QUADRAMED CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

AND COMPREHENSIVE (LOSS)

(in thousands)

	Preferred Stock		Common Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity	Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2003	—	—	28,871	289	(265)	(2)	289,076	(65)	(306,116)	(16,883)	(23,698)
Issuance of preferred stock	4,000	80,947	—	—	—	—	—	—	—	80,947	—
Issuance of common stock	—	—	569	5	—	—	1,702	—	—	1,707	—
Issuance of common stock under ESPP program	—	—	225	2	—	—	—	—	—	2	—
Issuance of treasury stock upon exercise of options	—	—	—	—	65	—	(65)	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	8,019	80	—	—	—	—	—	80	—
Issuance of common stock for acquisition	—	—	2,559	26	—	—	7,632	—	—	7,658	—
Accretion of preferred stock	—	2,465	—	—	—	—	—	—	(2,465)	—	(2,465)
Amortization of deferred compensation	—	—	—	—	—	—	1,016	—	—	1,016	—
Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(49)	—	(49)	(49)
Foreign currency translation	—	—	—	—	—	—	—	(10)	—	(10)	(10)
Net loss	—	—	—	—	—	—	—		(41,829)	(41,829)	(41,829)

December 31, 2004	4,000	83,412	40,243	402	(200)	(2)	299,361	(124)	(350,410)	32,639	(44,353)
Issuance of common stock	—	—	722	7	—	—	1,004	—	—	1,011	—
Issuance of common stock under ESPP program	—	—	87	1	—	—	—	—	—	1	—
Issuance of restricted shares of common stock	—	—	650	7	—	—	—	—	—	7	—
Repurchase of restricted shares	—	—	—	—	(257)	(3)	(3)	—	—	(6)	—
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—	—	—	—
Accretion of preferred stock	—	4,796	—	—	—	—	—	—	(4,796)	—	(4,796)
Amortization of deferred compensation	—	—	—	—	—	—	1,962	—	—	1,962	—
Dividends declared	—	—	—	—	—	—	—	—	(208)	(208)	(208)
Dividends declared and paid	—	—	—	—	—	—	—	—	(334)	(334)	(334)
Unrecognized SERP costs	—	—	—	—	—	—	—	69	—	69	69
Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(54)	—	(54)	(54)
Foreign currency translation	—	—	—	—	—	—	—	20	—	20	20
Other	—	23	—	—	—	—	—	—	—	23	—
Net loss	—	—	—	—	—	—	—	—	(3,938)	(3,938)	(3,938)

December 31, 2005	4,000	$88,231	41,702	$417	(457)	$(5)	$302,324	$(89)	$(359,686)	$31,192	$(9,241)
Cumulative effect of adjustments resulting from the adoption of SAB 108, net of tax	—	—	—	—	—	—	—	—	(1,915)	(1,915)	—
Issuance of common stock	—	—	674	7	—	—	904	—	—	911	—
Issuance of common stock under ESPP program	—	—	92	1	—	—	—	—	—	1	—
Issuance of common stock upon exercise of warrants	—	—	1,210	12	—	—	12	—	—	24	—
Accretion of preferred stock	—	5,059	—	—	—	—	—	—	(5,059)	—	(5,059)
Amortization of deferred compensation	—	—	—	—	—	—	385	—	—	385	—
Stock based compensation	—	—	—	—	—	—	879	—	—	879	—
Dividends declared	—	—	—	—	—	—	—	—	(128)	(128)	(128)
Dividends declared and paid	—	—	—	—	—	—	—	—	(791)	(791)	(791)
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	102	—	102	102
Foreign currency translation	—	—	—	—	—	—	—	(62)	—	(62)	(62)
Other	—	—	—	—	—	—	—	—	(72)	(72)	—
Net income	—	—	—	—	—	—	—	—	11,945	11,945	11,945

December 31, 2006	4,000	$93,290	43,678	$437	(457)	$(5)	$304,504	$(49)	$(355,706)	$42,471	$6,007

The accompanying notes are an integral part of these consolidated financial statements.

QUADRAMED CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income (loss) attributable to common shareholders	$5,967	$(9,276)	$(44,294)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,598	8,918	9,524
Deferred compensation amortization	385	1,962	1,016
Stock based compensation	879	—	—
Dividend discount amortization	303	565	1,571
Interest expense on note payable	72	35	—
Provision for bad debts	820	2,263	3,185
Gain on sale of assets	—	(383)	—
Loss on retirement of debt	—	—	14,871
Exit cost on facility closing	—	2,797	4,190
Preferred stock accretion and dividend premium	5,978	5,338	2,465
Loss on discontinued operations	—	—	3,332
Other	(21)	—	(5)
Changes in assets and liabilities:
Accounts receivable	5,911	(3,240)	4,057
Prepaid expenses and other	413	(1,217)	2,626
Accounts payable and accrued liabilities	(4,508)	(1,114)	(5,659)
Deferred revenue	(7,135)	8,209	(7,227)
Payment to former executive out of trust	—	(3,100)	—

Cash provided by (used in) operating activities	16,662	11,757	(10,348)

Cash flows from investing activities
Decrease in restricted cash	50	1,498	1,634
Sales of available-for-sale securities, net	7,227	(98)	77
Purchases of available-for-sale securities	(17,813)	—	—
Acquisitions of businesses, net of cash acquired	—	—	(9,376)
Purchases of property and equipment	(982)	(1,278)	(4,513)
Termination of Trust	—	3,100	—
Other	(28)	—	—

Cash provided by (used in) investing activities	(11,546)	3,222	(12,178)

Cash flows from financing activities
Repayments of debt	—	—	(88,090)
Proceeds from issuance of preferred stock	—	—	96,121
Proceeds from the sale of assets	—	431	—
Payment of preferred stock dividends	(6,500)	(5,833)	(1,803)
Proceeds from issuance of common stock and other	936	1,036	1,793
Other	2	—	(10)

Cash (used in) provided by financing activities	(5,562)	(4,366)	8,011

Net increase (decrease) in cash and cash equivalents	(446)	10,613	(14,515)

Cash and cash equivalents, beginning of period	33,042	22,429	36,944

Cash and cash equivalents, end of period	$32,596	$33,042	$22,429

Supplemental disclosure of cash flow information
Cash paid for interest	$5	$—	$3,481

Cash paid (refunded) for taxes	$42	$—	$(175)

Non-cash transfer of liabilities for implementation of SAB 108 to accumulated deficit	$1,915	$—	$—

Supplemental disclosure of non-cash investing and financing transactions
Issuance of restricted shares of common stock	$—	$1,147	$—

Issuance of common stock upon acquisition of Tempus	$—	$—	$7,650

The accompanying notes are an integral part of these consolidated financial statements.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

The business mission of QuadraMed Corporation, along with our subsidiaries, is to advance the success of healthcare organizations through IT solutions that leverage quality care into positive financial outcomes. QuadraMed’s driving principles include: maintaining long-term client relationships, building a culture of customer care, focusing on innovation as the key to winning, and striving to always deliver value. QuadraMed offers innovative, user-friendly software applications designed and developed by the healthcare professionals and software specialists we employ.

In the healthcare market, clinical information and quality measurements are becoming drivers of revenue management. Access management, financial decision support, health information management (“HIM”) processes and systems combined with patient accounting systems are driving revenue management improvements and the movement to new quality based reimbursement models. As evolving reimbursement scenarios will challenge hospitals to leverage quality of care into appropriate payment, we envision that customers committing to QuadraMed’s “Care-Based Revenue Cycle” solutions will realize improved financial performance. QuadraMed’s goal is to assist our customers in attaining significant improvement in hospital financial success by leveraging quality of care into positive financial outcomes through performance-based IT solutions. We accomplish this by delivering healthcare information technology products and services supporting the healthcare organizations’ efforts to improve the quality of care they deliver and the efficiency with which it is delivered.

Using QuadraMed’s end-to-end solutions to optimize the patient experience and leverage quality of care into payment, our clients seek to receive the proper reimbursement, in the shortest time, at the lowest administrative cost. Our products are designed to eliminate paper, improve processes, improve efficiencies and decrease error through the efficient management of patient clinical and financial records, resulting in better patient safety. Healthcare organizations of varying size—from small single entity hospitals to large multi-facility care delivery organizations, acute care hospitals, specialty hospitals, Veterans Health Administration facilities and associated/affiliated businesses such as outpatient clinics, long-term care facilities, and rehabilitation hospitals gain value from our solutions.

We do business directly and through our subsidiaries, all of which are wholly owned and operated under common management. In February 2004 we acquired Détente Systems Pty Limited of Sydney, Australia, a vendor of laboratory and radiology management software and in June 2004 we acquired Tempus Software, Inc. of Jacksonville, Florida, a vendor of enterprise-wide hospital scheduling software. The operations of both Tempus and Détente have been rolled into our Software Division. In December 2004, we announced the shut down of the Financial Services Division; operations ceased in February 2005. Beginning 2005, the Company considers itself to be a single reporting segment, specifically the software segment, as a result of the discontinued operations of the Financial Services Division in the first quarter of 2005. The financial results for these operating segments for prior years have been reclassified to conform to the current year presentation.

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

The Company’s license revenue consists of fees for licenses of the proprietary and third-party software. Cost of license revenue primarily includes the costs of third-party software, royalties and amortization of acquired technology and capitalized software. The Company’s services revenue consists of maintenance, software installation, customer training and consulting services related to our license revenue, fees for providing management services, specialized staffing, and analytical services. Cost of services consists primarily of salaries, benefits and allocated costs related to providing such services. Hardware revenue includes third-party hardware used by our customers in connection with software purchased. Cost of hardware revenue consists of third-party equipment and installation.

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

Some of the licenses are term or time-based licenses. QuadraMed recognizes revenue from these contracts ratably over the term of the arrangement. Postcontract Customer Support (“PCS”) for all of the license term is bundled together with the term license and is included in license revenue on our consolidated financial statements.

Contract accounting is applied where services include significant software modification, installation or customization. In such instances, the services and license fee is accounted for in accordance with SOP 81-1, whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and judgment related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting can affect the amounts of revenue and related expenses reported in its consolidated financial statements. The Company classifies revenues from these arrangements as license, installation, hardware, and services revenue based on the estimated fair value of each element using the residual method, and revenues are reflected in respective revenue categories in our consolidated financial statements.

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

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. This generally results from deferred maintenance, software installation, consulting and training services not yet rendered; license revenue is deferred until all revenue requirements have been met or as services are performed. Additionally, there are term-based licenses for which revenues are recognized over the term of the contract, which is generally one year. Unbilled receivables are established when revenue is deemed to be recognized based on QuadraMed’s revenue recognition policy, however the Company does not have the right to bill the customer per the contract terms.

Cash and Cash Equivalents—Cash and cash equivalents consist of highly liquid investments that are comprised principally of taxable, short-term certificates of deposit, money market instruments and commercial

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of January 1, 2006 and 2007, QuadraMed reviewed the goodwill for impairment and determined that the fair values of the analyzed reporting units exceeded the carrying values of the net assets. Accordingly, no indicators of impairment existed.

During 2004, QuadraMed acquired all of the assets of Détente Systems Pty Limited and outstanding shares of Tempus Software, Inc. and recorded goodwill of $0.7 million and $6.9 million, respectively. During 2002, QuadraMed acquired all of the outstanding shares of Pharmacy Data Systems, Inc. and the assets of Cascade Health Information Software, Inc. and recorded goodwill of $7.9 million and $0.9 million, respectively. There were no changes in the carrying amount of goodwill during 2006.

Capitalized Software—Software development costs are capitalized upon the establishment of technological feasibility, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Upon the general release of the product to customers, development costs for that product

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are amortized over the greater of the ratio that current revenues bear to total and anticipated future revenues for the applicable product, or the straight-line method, generally five years. These amounts are charged to cost of licenses. No amount of software development costs were capitalized in 2006 and 2005.

Other Intangible Assets—Other intangible assets primarily relate to customer lists, acquired technology including developed and core technology and tradenames, and other intangible assets acquired in QuadraMed’s purchase business combinations. On an annual basis, QuadraMed reviews its intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets in accordance with the provisions of SFAS No. 144. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their net realizable values. In accordance with SFAS 142, amortization of other intangible assets is computed on a straight-line basis over lives ranging from 3-5 years, as the pattern of economic benefit is not otherwise determinable. See NOTE 8—OTHER INTANGIBLE ASSETS for additional information.

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

Stock Based Compensation—In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values, using prescribed options-pricing models. We have adopted SFAS No. 123(R) for our fiscal year beginning January 1, 2006. See NOTE 11—STOCK-BASED COMPENSATION.

Net Income (Loss) Per Share—Basic income (loss) per share is determined using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is determined using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and conversion of preferred stock (using the as-converted method). Common equivalent shares are excluded from the diluted computation if their effect is anti-dilutive.

In our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006, as amended by Amendment No. 1, filed with the SEC on August 17, 2006, basic net loss per share was based on net income attributable to common shareholders, which reflects a deduction for the preferred stock accretion. As presented in the following table, we are revising our calculation of net income attributable to common shareholders and net loss per basic share, as a result of excluding the dividend premium on our preferred stock from preferred stock accretion calculation, for the year ended December 31, 2005.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Year ended December 31,
	2006	2005	2004
Numerator:
Net income (loss), as originally reported	$11,945	$(3,938)	$(41,829)
Preferred stock accretion, as originally reported	(5,978)	(4,796)	(2,465)

Net income (loss) attributable to common shareholders, as originally reported	$5,967	$(8,734)	$(44,294)

Numerator:
Net income (loss), revised	$11,945	$(3,938)	$(41,829)
Preferred stock accretion, revised	(5,978)	(5,338)	(2,465)

Net income (loss) attributable to common shareholders, revised	$5,967	$(9,276)	$(44,294)

Denominator:
Weighted average number of common shares outstanding:
Basic	42,057	40,658	35,982
Diluted	78,125	40,658	35,982

Income (loss) per common share:
Basic, as originally reported	$0.14	$(0.21)	$(1.23)
Basic, revised	$0.14	$(0.23)	$(1.23)
Diluted	$0.14	$(0.23)	$(1.23)

For the year ended December 31, 2006 the following common equivalent shares were included in the calculation of diluted net income per share. As QuadraMed recorded net losses for each of the years ended December 31, 2005 and 2004, no common equivalent shares were included in the diluted net loss per share calculation in those years because they were anti-dilutive. If QuadraMed had reported net income for 2005 and 2004, the calculation of diluted earnings per share would have included the following common stock equivalent shares from the indicated equity instruments (in thousands):

	Year ended December 31,
	2006	2005	2004
Equity instruments:
Convertible preferred stock	32,258	32,258	29,412
Warrants	2,825	3,284	3,273
Stock options	985	577	1,740

Total common stock equivalent shares	36,068	36,119	34,425

Comprehensive Income (Loss)—The components of QuadraMed’s comprehensive income (loss) include the unrealized gain (loss) on available-for-sale securities and foreign currency translation adjustment. The following table sets forth the computation of comprehensive income (loss) (in thousands):

	Year ended December 31,
	2006	2005	2004
Net income (loss) attributable to common shareholders	$5,967	$(9,276)	$(44,294)
Unrealized SERP cost	—	69	—
Unrealized gain (loss)	102	(54)	(49)
Foreign currency translation adjustment	(62)	20	(10)

Comprehensive loss	$6,007	$(9,241)	$(44,353)

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Translation of Foreign Financial Statements—The functional currency of the Company’s foreign subsidiaries is their local currency, the Australian dollar and the British Pound Sterling. Accordingly, assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect on the balance sheet date. Income and expense items are translated at average rates for the period. Translation adjustments are recorded as a component of other comprehensive income. Foreign currency transaction gains (losses) recorded in operating expenses were approximately $62,000 for 2006, $20,000 for 2005 and $(10,000) for 2004.

Recent Accounting Standards—In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values, using prescribed options-pricing models. We have adopted SFAS No. 123(R) for our fiscal year beginning January 1, 2006. See NOTE 11—STOCK-BASED COMPENSATION.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the effect, if any, the adoption of FIN 48 on January 1, 2007 will have on its financial condition, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006. We have adopted SAB 108 as of December 31, 2006 and have initially applied its provisions using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ended December 31, 2006. Accordingly, the Company has decreased retained earnings for fiscal 2006 in the accompanying consolidated financial statements in the amount of $1.9 million at January 1, with a corresponding offset to the balance sheet. See NOTE 12 — STAFF ACCOUNTING BULLETIN NO. 108.

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. DISCONTINUED OPERATION—FINANCIAL SERVICES DIVISION AND EXIT COST OF     FACILITY CLOSING

Due to increasing operating losses in our Financial Services Division (FSD), and the lack of a qualified buyer for the business, we announced the shutdown of this division on December 15, 2004. The shutdown of this division was completed on February 14, 2005.

During the year ended December 31, 2004, we recorded a loss on discontinued operations of $3.2 million primarily related to the write-down of assets of FSD upon the announcement of the business closing. We also reported a $3.6 million loss from discontinued operations resulting from the operating losses incurred by FSD during 2004. In the first quarter of 2005, we recorded an additional $1.7 million loss from discontinued operations in connection with the closing of FSD in February. This loss included among other things, severance costs, and a $1.0 million charge related to the future lease obligations of the FSD’s office in San Marcos, California. In the third quarter of 2005, we recorded an additional charge of approximately $0.8 million in connection with the lease obligation. The lease for this facility terminates in May 2008. We have estimated the facility closing costs based upon current market information available related to potential sublease rental income, sublease commission costs, and the length of time expected to secure a sublease. During 2006, the Company secured a sub-tenant for 100% of the space.

The results of operations for the Financial Services Division as discussed above, are presented in the table below (in thousands):

	Year ended December 31,
	2006	2005	2004
Revenues	$—	$223	$5,652

Loss from operations of discontinued operations	—	(704)	(3,690)
Loss on closing	—	—	(3,332)
Exit cost of facility closing	—	(1,849)	—
Other	—	118	—

Total loss	$—	$(2,435)	$(7,022)

During the fourth quarter of 2004, we vacated and closed our San Rafael, California facility as a result of the relocation of our headquarters to Reston, Virginia. The present value of the estimated liability was approximately $4.0 million and was recorded in the fourth quarter of 2004 as an accrued exit cost of facility closing. In the third quarter of 2005, we reevaluated this estimate, and determined that an additional $1.1 million charge should be recorded as an accrued exit cost. The San Rafael minimum lease payments net of sublease income total approximately $2.0 million for years 2007 through 2009. In connection with the relocation of our corporate headquarters to Reston, Virginia, we actively marketed and subleased 33% of the vacant San Rafael, California facility in 2006. We continue to actively market for sublease the remaining space. The lease for this facility terminates in December 2009.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth a summary of the exit cost charges and accrued exit costs for both the San Marcos, California and San Rafael, California facilities as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
Exit Costs for San Rafael Facility:
Accrued exit cost of facility closing, beginning of year	$4,217	$4,048
Exit cost of facility closing related to Financial Services Division	—	—
Principal reduction in 2005	—	(897)
Sublease losses in September 2005	—	1,066
Principal reduction in 2006	(741)	—

Accrued exit cost of facility closing, end of year	$3,476	$4,217

Exit Costs for San Marcos Facility:
Accrued exit cost of facility closing, beginning of year	$1,275	$—
Exit cost for facility closing of former headquarters	—	1,032
Principal reduction in 2005	—	(574)
Sublease losses in September 2005	—	817
Principal reduction in 2006	(1,138)	—

Accrued exit cost of facility closing, end of year	137	1,275

Total Exit Cost Charges and Accrued Exit Costs	$3,613	$5,492

Accrued Exit Costs Liability:
Short-term	1,547	1,879
Long-term	2,066	3,613

Total	$3,613	$5,492

The loss estimates on both the leases were reevaluated in the third quarter of 2005 resulting in additional sublease losses being recorded. In 2005, the San Rafael liability was increased by $0.8 million and the San Marcos lease liability was increased by $1.1 million. The short-term portion of accrued exit cost of facility closing is included in the other accrued liabilities on the Consolidated Balance Sheets.

5. CASH AND INVESTMENTS

Restricted Cash—Restricted cash reflects amounts to be restricted greater than 12 months and accordingly is included in non-current assets. Restricted cash consists of the following (in thousands):

	Year ended December 31,
	2006	2005
Lease agreements	$366	$375
Contract guarantees	2,000	2,000

	$2,366	$2,375
Plus (less): Imprest cash balance	(25)	16

	$2,341	$2,391

Stand-by Letters of Credit—As of December 31, 2004, QuadraMed had $4.0 million in stand-by letters of credit under bank financing agreements, of which $2.4 million remains outstanding as of December 31, 2006. During 2005, a $2.6 million letter of credit for security performance under a customer contract was relieved in

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

favor of a $1.0 million letter of credit. QuadraMed pays up to 2% annual fees to renew its existing stand-by letters of credit and secures all of the stand-by letters of credit with certificates of deposit totaling $2.4 million at December 31, 2006 and 2005. These letters of credit are recorded in the Consolidated Balance Sheet as restricted cash.

Marketable Investments in Other Companies—From 1997 to 1999, QuadraMed purchased 599,425 shares at a cost of $4.7 million in VantageMed Corporation (“VantageMed”), a company that develops and sells software to physician groups. During 2002, 2001 and 2000, QuadraMed recorded other-than-temporary impairment charges of $551,000, $86,000 and $4.1 million, respectively, to reflect permanent reductions in the fair value of this investment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2006 and 2005, the carrying value of the VantageMed investment was zero.

Variable Life Insurance Policies—QuadraMed has an investment interest in two variable life insurance policies. Each of the variable life insurance policies provides for the investment of the cash value portion into various sub-accounts that are similar in nature to mutual funds. The policies are issued pursuant to split-dollar agreements with former executives. Trusts have been established for their benefit and make the investment decisions on these policies. QuadraMed is entitled to reimbursement for all annual premiums paid from 1998 to 2002 under the split-dollar life insurance policies. As of December 31, 2006 and 2005 the carrying value of the asset was $2.8 million. This amount is included in other long-term assets on the accompanying Consolidated Balance Sheets.

During 2004 and part of 2005, QuadraMed owned, and contributed to, a grantor, or “rabbi,” trust established to make contributions to satisfy its obligations under a Supplemental Executive Retirement Plan (SERP) and two other subsequently terminated benefit plans. QuadraMed made the investment decisions on this policy. The performance of the variable life insurance policy for cash value and premium amounts varied depending on the performance of the selected underlying sub-accounts. Pursuant to FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance, QuadraMed reported the amount that could be realized under the insurance contract as an asset valued as of the balance sheet date and treated the change in value during the reported period as an adjustment of premiums paid in determining the expense or income to be recognized. The cash surrender value of the policy as of December 31, 2004 was $2.6 million, and was included in other long-term assets in the accompanying Consolidated Balance Sheets. On July 6, 2005, the Company settled its litigation with Mr. James Durham, its former Chief Executive Officer. Under the terms of the Settlement Agreement and General Release between the parties (“Settlement Agreement”), the Company made an immediate cash payment of approximately $3.6 million and issued a Negotiable Promissory Note (the “Note”) to Mr. Durham in the principal amount of $1.4 million and with an interest rate of 5.12% per annum. The immediate cash payment was funded principally by the liquation of certain assets, including the “rabbi” trust which was earmarked for such purpose.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net consisted of the following (in thousands):

	December 31,
	2006	2005
Computer equipment	$11,318	$10,605
Office furnishings and equipment	5,311	5,205
Purchased software	6,471	6,413
Leasehold improvements	588	568
Construction in Progress	—	(2)

Total cost	23,688	22,789
Less: Accumulated depreciations and amortization	(21,131)	(19,052)

Net book value	$2,557	$3,737

Depreciation expense was $2.1 million, $2.7 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

7. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In each of the years ended December 31, 2006, 2005 and 2004, QuadraMed capitalized none of its software development costs. Operating costs for research activities prior to the establishment of technological feasibility, and for product upgrades and other activities to improve product performance or to respond to updated regulations and business requirements are charged to software development expense as incurred. Such expenditures, which as previously mentioned included zero capitalized amounts, were $29.9 million, $30.5 million and $28.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Software development costs capitalized in years prior to 2003 are amortized and being charged to cost of license in the amounts of $0.5 million, $0.9 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

8. OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following items as of the dates indicated (in thousands):

	December 31, 2006			December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$12,049	$(10,919)	$1,130	$12,049	$(9,418)	$2,631
Capitalized software	13,043	(13,043)	—	13,043	(12,562)	481
Acquired technology	14,753	(13,927)	826	14,753	(10,950)	3,803
Tradenames and other	3,684	(3,508)	176	3,684	(2,975)	709

Total	$43,529	(41,397)	$2,132	$43,529	(35,905)	$7,624

In accordance with SFAS 142, amortization of other intangible assets is computed on a straight-line basis over lives ranging from 3-5 years, as the pattern of economic benefit is not otherwise determinable. Amortization of other intangible assets totaled $2.0 million, $2.2 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization of acquired technology was included in the cost of license revenue for the years ended December 31, 2006, 2005 and 2004 and totaled approximately $2.9 million, $3.1 million and $2.3 million, respectively. Amortization of capitalized software totaled $0.5 million, $0.9 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated aggregate amortization expense of intangible assets subject to amortization for each of the next five succeeding years, beginning with the year ended December 31, 2007, is expected to be as follows: $2.1 million, $0, $0, $0 and $0, respectively.

9. LEASE OBLIGATIONS

QuadraMed leases its headquarters and all other facilities and certain equipment under operating leases, some of which contain renewal and purchase options, and a nominal portion of its equipment under capital lease arrangements. Future minimum payments under operating leases with an initial term of more than one year at December 31, 2006, are as follows (in thousands):

Operating Leases
2007	4,155
2008	3,803
2009	3,559
2010	2,638
2011 and thereafter	1,564

Total minimum lease payments	$15,719

Rent expense was $3.0 million, $3.7 million and $5.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In addition, as previously discussed, we recorded exit costs related to the write-down of the two vacated properties totaling $2.9 million and $4.0 million for the years ended December 31, 2005 and 2004, respectively.

During the fourth quarter of 2004, the Company vacated and closed its San Rafael, California facility as a result of the relocation of our headquarters to Reston, Virginia. At December 31, 2004, the present value of the estimated liability was approximately $4.0 million and was recorded in the fourth quarter of 2004 as an accrued exit cost of facility closing. In the third quarter of 2005, the sublease loss was reevaluated and an additional $1.1 million was recorded. The San Rafael minimum lease payments net of sublease income total approximately $2.0 million for years 2007 through 2009. In connection with the relocation of our corporate headquarters to Reston, Virginia, we actively marketed and subleased 33% of the vacant San Rafael, California facility in 2006. We continue to actively market for sublease the remaining space.

In the first quarter of 2005, the Company closed its Financial Services Division and vacated the facility in San Marcos, California. The present value of the estimated liability was approximately $1.0 million and was recorded in the first quarter of 2005 as an accrued exit cost of facility closing. In the third quarter of 2005, the sublease loss was reevaluated and an additional $0.8 million was recorded. The San Marcos facility is not reflected in the future minimum lease obligation schedule as the sublease income and master lease obligation approximate the same value. The Company actively marketed this space and subleased 100% of the facility in 2006.

See NOTE 4—DISCONTINUED OPERATION—FINANCIAL SERVICES DIVISION AND EXIT COST OF FACILITY CLOSING for additional information.

10. SERIES A PREFERRED STOCK

On June 17, 2004, QuadraMed issued 4.0 million shares of Series A Cumulative Mandatory Convertible Preferred Stock (the “Series A Preferred Stock”) in a private, unregistered offering to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933. The Series A Preferred Stock was sold for

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$25 per share, and QuadraMed used the $96.1 million of net proceeds of the offering to repurchase all of our Senior Secured Notes due 2008 (the “2008 Notes”) and our 5.25% Convertible Subordinated 2005 Notes (the “2005 Notes”), together with accrued interest and related redemption premiums; the remainder was used for general corporate purposes.

The Series A Preferred Stock holders do not have any relative, participating, optional or other voting rights and powers, except that (i) if four quarterly dividend payments are in arrears, such holders are entitled to elect two substitute directors to the Board of Directors at any annual or special meeting, and (ii) in certain circumstances, such holders are entitled to vote on the authorization or creation of securities ranking on par with or above the Series A Preferred Stock, certain amendments to the Certificate of Incorporation or the Certificate of Designation for the Series A Preferred Stock and the incurrence of new senior indebtedness in an aggregate principal amount exceeding $8 million. Prior to the authorization or creation of, or increase in the authorized amount of, any shares of any class or series (or any security convertible into shares of any class or series) ranking senior to or on par with the Series A Preferred Stock in the distribution of assets upon any liquidation, dissolution or winding up of QuadraMed or in the payment of dividends, QuadraMed must have the affirmative vote of a majority of any outstanding shares of the Series A Preferred Stock (along with any shares of every other series or class of common stock ranking on par with the Series A Preferred Stock having like voting rights). In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, before any payment or distribution of the Company’s assets is made or set apart for the holders of common stock or any other class or series of shares of the Company’s capital stock ranking junior to the Series A Preferred Stock as to the payment of dividends or as to the distribution of assets upon liquidation, dissolution or winding up, the holders of the Series A Preferred Stock shall be entitled to receive a liquidation preference of $25 per share plus an amount equal to all dividends (whether or not earned or declared) accumulated, accrued and unpaid to the date of final distribution. However, for purposes of the foregoing provision, (1) a consolidation or merger of the Company with one or more entities, (2) a statutory share exchange or (3) a sale or transfer of all or substantially all of the Company’s assets shall not be deemed to be a liquidation, dissolution or winding up of the Company.

The Series A Preferred Stock is entitled to quarterly dividends of $0.34 (5.5% per annum) and is convertible into shares of common stock of the Company at a conversion price of $3.10, equivalent to a conversion rate of 8.0645 shares of common stock for each share of Series A Preferred Stock. The initial conversion price of $3.40 (conversion rate of 7.3529 shares of common stock for each share of Series A Preferred Stock) decreased to $3.10 as of August 1, 2005, pursuant to the terms of the Certificate of Designation relating to the Series A Preferred Stock, as the volume weighted average of the daily market price per share during a period of 30 consecutive trading days equaled $2.75 or less during the one year period beginning on the first anniversary of the issue date. Additionally, as provided in the Certificate of Designation, because the Company had not as of June 15, 2005 completed the registration of the Series A Preferred Stock with the SEC, the dividend rate for such stock increased to $0.40625 per quarter ($1.625 per annum) on June 16, 2005, and such rate applied through December 1, 2006, the date the registration statement for the four million Series A Preferred Stock shares, and the 32.3 million shares of common stock into which the Series A Preferred Stock may be converted, was declared effective. The Company has the right to demand conversion on or before May 31, 2007, in the event the volume weighted average of the daily market price per share during a period of 20 consecutive trading days equals or exceeds $5.10.

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the aforementioned discounted dividend feature, at the date of issuance of the Series A Preferred Stock, the Company recorded dividends payable of $15.2 million, which represents the present value of the three-year dividends. The present value adjustment of $1.3 million is being amortized over three years as interest expense using the effective interest rate method. For the years ended December 31, 2006 and 2005, approximately $0.3 million and $0.6 million were recorded as interest expense, respectively.

The carrying value of the Series A Preferred Stock was also reduced by $15.2 million, which represents the imputed discount on the Series A Preferred Stock and which is being accreted over three years using the effective interest rate method. For the years ended December 31, 2006 and 2005, approximately $5.1 million and $4.8 million, respectively was accreted and charged to accumulated deficit. If any Series A Preferred Stock shares are converted prior to the end of the three-year period, the related accretion will be accelerated. The Company determined that there was no beneficial conversion feature attributable to the Series A Preferred Stock.

The following table summarizes the carrying value of preferred stock (in thousands):

	2006		2005
Total issued		$100,000		$100,000
Less: Issuance cost		(3,856)		(3,856)
Less: Unaccreted discount
Original present value of discount	(15,174)		(15,174)
2006 preferred stock accretion	5,059		—
2005 preferred stock accretion	4,796		4,796
2004 preferred stock accretion	2,465	(2,854)	2,465	(7,913)

Carrying value of Preferred Stock at December 31		$93,290		$88,231

11. STOCK-BASED COMPENSATION

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

As permitted by SFAS No. 123, for 2004 and 2005, the Company accounted for share-based payments using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Effective January 1, 2006, we adopted SFAS No. 123(R)’s fair value method of accounting for share-based payments using the modified prospective transition method. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 illustrated in the disclosure of pro forma net income and net income per share contained in our notes to consolidated financial statements included herein. Under the modified prospective method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, less estimated forfeitures, and (b) compensation costs for all share-based payments granted and vested subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Stock-based compensation expense for the years ended December 31, 2006, 2005 and 2004 was $1.3 million, $3.7 million, and $6.7 million, respectively, and is allocated to cost of services, sales and marketing, general and administrative or software development expense in the consolidated statement of operations for the year ended December 31, 2006. There was no income tax benefit or excess tax benefit related to stock-based compensation or capitalized stock-based compensation costs for the years ended December 31, 2006, 2005 or 2004.

The Company has presented pro-forma information regarding net income (loss) and earnings (loss) per share, as if we had accounted for employee stock options under the fair value method as required by SFAS No. 123(R), for the years ended December 31, 2005 and 2004. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Had compensation cost for the Company’s stock option plans been determined consistent with SFAS No. 123(R) for 2005 and 2004, the Company’s reported net loss and net loss per share would have changed to the amounts indicated below (in thousands except per share data):

	Year ended December 31,
	2006	2005	2004
Net income (loss) attributable to common shareholders, as reported	$5,967	$(9,276)	$(44,294)
Add: Stock-based employee compensation expense in reported net income (loss), net of tax	1,264	1,955	1,611
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,264)	(3,711)	(6,707)

	$5,967	$(11,032)	$(49,390)

Pro forma net income (loss)
Basic net income (loss) per common share, as reported	$0.14	$(0.23)	$(1.23)
Basic net income (loss) per common share, pro forma	$0.14	$(0.27)	$(1.37)
Diluted net income (loss) per common share, as reported	$0.14	$(0.23)	$(1.23)
Diluted net income (loss) per common share, pro forma	$0.14	$(0.27)	$(1.37)

Stock Incentive Plans

The Company has issued stock options and restricted stock under its 1996 Stock Incentive Plan (the “1996 Plan”), the 1999 Supplemental Stock Option Plan (the “1999 Plan”), and the 2004 Stock Compensation Plan (the “2004 Plan”), all of which were approved by stockholders. The 2004 Plan superseded the 1996 Plan, as amended, and the 1999 Plan, as amended, as of May 6, 2004, although stock options and restricted stock granted under the 1996 Plan and the 1999 Plan outstanding as of that date remain subject to the terms of those plans. Significant grants were made outside these plans pursuant to contracts with executives as an inducement to employment. Total non-plan stock options outstanding at December 31, 2006 were 1,565,000.

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The exercise price per share for an incentive stock option cannot be less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value on the date of grant. Option grants under the 1996 Plan generally expire 10 years from the date of grant and generally vest over a four-year period. Options granted under the 1996 Plan are exercisable subject to the vesting schedule. QuadraMed’s stockholders had authorized a total of 8,651,097 shares of common stock for grant under the 1996 Plan, of which 4,014,766 were outstanding at December 31, 2006. There were no shares available for grant at December 31, 2006.

1999 Supplemental Stock Option Plan

In 1999, QuadraMed’s Board of Directors approved the 1999 Plan. The 1999 Plan permits non-statutory option grants to be made to employees, independent consultants and advisors who are not QuadraMed officers, directors or Section 16 insiders. The 1999 Plan is administered by the Board of Directors or its Compensation Committee and was scheduled to terminate in March 2009. The exercise price of all options granted under the 1999 Plan may not be less than 100% of fair market value on the date of the grant. Options vest on a schedule determined by the Board of Directors or the Compensation Committee with a maximum option term of 10 years. QuadraMed’s stockholders had authorized a total of 3,519,258 shares of common stock for grant under the 1999 Plan, of which 1,060,841 were outstanding at December 31, 2006. There were no shares available for grant at December 31, 2006.

2004 Stock Compensation Plan

On April 1, 2004, QuadraMed’s Board of Directors approved the 2004 Plan. QuadraMed’s stockholders ratified the adoption of the 2004 Plan on May 6, 2004 at QuadraMed’s 2004 Annual Meeting of Stockholders. The 2004 Plan replaces the 1996 Plan and 1999 Plan with respect to the unissued shares of common stock that were remaining in the 1996 Plan and the 1999 Plan on the date the 2004 Plan was ratified. Awards previously granted under the 1996 Plan and 1999 Plan remain subject to the terms of those plans. QuadraMed stockholders have authorized 1,526,994 shares of common stock for grant under the 2004 Plan, of which 965,284 had been granted as of December 31, 2006. There were 561,710 shares available for grant at December 31, 2006, of which 500,000 shares were granted on January 23, 2007.

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan

QuadraMed’s 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) was adopted by the Board of Directors in January 2002. A total of 703,450 shares of common stock are reserved for issuance under the 2002 Purchase Plan, pursuant to which eligible employees are able to contribute up to 10% of their compensation for the purchase of QuadraMed common stock at a purchase price of 85% of the lower of the fair market value of the shares on the first or last day of the six-month purchase period. Stock-based compensation expense relating to shares purchased on behalf of plan participants for the years ended December 31, 2006, 2005 and 2004 totaled $32,000, $111,000 and $140,000, respectively.

Stock Options:

Stock options generally vest ratably over 4 years from the date of grant and terminate ten years from the date of grant. The exercise price of the options granted equaled or exceeded the market value of the common stock at the date of the grant. A summary of the stock option activity under all plans is as follows (in thousands except per share data):

	Number of Shares	Weighted Average Exercised Price
Options outstanding, December 31, 2003	9,982	$3.99
Granted	602	3.13
Exercised	(569)	1.61
Cancelled	(693)	7.47

Options outstanding, December 31, 2004	9,322	$3.82
Granted	1,180	1.76
Exercised	(722)	1.17
Cancelled	(1,393)	4.51

Options outstanding, December 31, 2005	8,387	$3.64
Granted	613	2.16
Exercised	(674)	1.21
Cancelled	(543)	5.11

Options outstanding, December 31, 2006	7,783	$3.63

Stock-based compensation expense relating to stock options for the years ended December 31, 2006, 2005 and 2004 totaled $0.8 million, $1.8 million and $5.2 million, respectively. Compensation expense for the years ended December 31, 2005 and 2004 was recognized on a pro forma basis only.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s stock option plans as of December 31, 2006 is as follows (in thousands, except for weighted average exercise price and weighted average remaining contractual term data):

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/06	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable as of 12/31/06	Weighted Average Exercise Price
$ 0.0000 – $ 1.7000	946,054	7.10	$1.3088	668,927	$1.2121
$ 1.7400 – $ 1.8200	1,103,400	7.20	1.8025	860,855	1.8125
$ 1.8300 – $ 2.0500	820,000	8.46	1.8678	258,750	1.8906
$ 2.0800 – $ 2.4500	391,071	4.04	2.2244	357,477	2.2285
$ 2.5000 – $ 2.5000	2,262,500	4.30	2.5000	2,262,500	2.5000
$ 2.6000 – $ 5.8400	805,331	6.69	3.5322	563,821	3.8394
$ 5.9900 – $ 8.8700	961,999	3.32	8.3301	961,999	8.3301
$ 9.1250 – $ 24.3750	472,732	0.28	11.7121	472,732	11.7121
$27.0000 – $ 27.0000	10,000	1.01	27.0000	10,000	27.0000
$30.1250 – $ 30.1250	10,000	1.01	30.1250	10,000	30.1250

$ 0.0000 – $ 30.1250	7,783,087	5.35	$3.6298	6,427,061	$3.9831

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at December 31, 2006 were 5.35 years and $4.0 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at December 31, 2006 were 4.59 years and $2.9 million, respectively. As of December 31, 2006, unrecognized compensation expense related to stock options totaled approximately $1.5 million, which will be recognized over a weighted average period of 1.43 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2006	2005	2004
Expected dividend yield	—	—	—
Expected stock price volatility	85.97%	134.97%	122.30%
Risk-free interest rate	4.74%	4.04%	3.43%
Expected life of options	5.7 years	4.0 years	4.2 years

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

Based on the above assumptions, the weighted average estimated fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $1.1 million, $1.8 million and $1.6 million, respectively. The weighted average exercise price of options granted during 2006, 2005 and 2004 was $2.16, $1.76 and $3.13 per share, respectively.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes activity of the Company’s common stock, stock options and warrants during 2006 (in thousands):

	As of December 31, 2005	2006 Activity		As of December 31, 2006
Shares outstanding:	41,245
Options exercised		674
Warrants exercised		1,210
Employee Stock Purchase Plan		92
Restricted share grants		—
Restricted purchases		—

	41,245	1,976		43,221

Options outstanding:	8,387
Options granted		613
Options exercised		(674)
Options cancelled		(543)

	8,387	(604)		7,783

Warrants outstanding:	3,284
Warrants exercised		(1,214	)(a)

	3,284	(1,214)		2,070

(a)	The number of shares of common stock issued upon the exercise of warrants is different from the number of warrants exercised, when issued in a cashless exercise based on the following formula:

Number of shares issued	=	(Closing price - Warrant price) Closing Price	x	Number of warrants exercised

Restricted Share Awards:

The Company issues its common stock as restricted share awards, at no exercise price, as provided for under QuadraMed’s stock compensation plans and other contractual commitments. The grants are generally made to certain senior executives for no monetary consideration. The majority of the restrictions lapse over three to four years. During the years ended December 31, 2006, 2005 and 2004, QuadraMed issued an aggregate of zero, 650,000, and 50,000 shares, respectively, of its common stock as restricted stock. The Company records the fair value of the restricted shares on the date they are granted as deferred compensation within the Stockholders’ Equity section of the condensed consolidated balance sheets. Deferred compensation has been combined with additional paid-in-capital as a result of the adoption of SFAS No. 123(R). The fair value of the restricted share award is amortized as compensation expense over the period in which the restrictions lapse.

Compensation expense relating to grants of restricted stock totaled $0.4 million, $2.0 million, and $1.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. For the year ended December 31, 2005, $1.4 million was charged to severance expense relating to the early-vesting of restricted stock to former officers of the Company. As of December 31, 2006, 615,000 shares of restricted stock remained subject to forfeiture.

A summary of the restricted stock activity for the year ended December 31, 2006 is as follows (in thousands except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards, as of January 1, 2006	650	$1.77
Granted	—	—
Restrictions released	(35)	1.74
Forfeited	—	—

Restricted stock awards, as of December 31, 2006	615	$1.77

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. STAFF ACCOUNTING BULLETIN NO. 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (or “SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

There are two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” and “iron curtain” methods. The roll-over method, the method we used, focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. Because the focus is on the income statement, the roll-over method can lead to the accumulation of misstatements in the balance sheet that may be immaterial to the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting for the accumulated misstatement as of the balance sheet date, essentially correcting the balance sheet with less emphasis on the reversing effects of prior year errors on the income statements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements under both the roll-over and iron curtain methods. This framework is referred to as the “dual approach.”

SAB 108 permits us to initially apply its provisions either by restating prior financial statements as if the dual approach had always been used or recording the cumulative effect of initially applying the dual approach as adjustments to the balance sheet as of January 1, 2006 with an offsetting adjustment recorded to retained earnings. Use of the cumulative effect transition method is not permitted to be used for otherwise immaterial misstatements that may be identified by a company and requires such immaterial misstatements to be recorded in current period earnings. We have completed our analysis under the “dual approach” of the previously existing immaterial errors and believe the cumulative effect of correction would be material to the 2006 financial statements.

We have adopted SAB 108 as of December 31, 2006 and have initially applied its provisions using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ended December 31, 2006. In accordance with SAB 108, the Company has adjusted beginning retained earnings for fiscal 2006 in the accompanying consolidated financial statements for the items described below. The Company considers these adjustments to be immaterial to prior periods.

Therefore in accordance with SAB 108, the Company reduced the opening balance of its accumulated deficit account in the amount of $1.9 million at January 1, with a corresponding adjustment to the impacted balance sheet accounts.

The errors being corrected are primarily the result of a material weakness in the Company’s internal controls over financial reporting detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended.

The table below details the prior period misstatements, as well as their total cumulative effect (in thousands):

			For the period ended December 31,				Total Cumulative Effect
			2005	2004	2003	2002
Debit/(Credit):
Revenue understated	(a	)	$(135)	$(448)	$(448)	$—	$(1,031)
Royalty expense understated	(b	)	271	621	479	—	1,371
Income tax expense understated	(c	)	—	270	252	252	774
Benefit expense overstated	(d	)	—	(513)	—	—	(513)
Deferred revenue understated	(e	)	642	333	339	—	1,314

Total			$778	$263	$622	$252	$1,915

(a)

In late 2004, the Company began the process of converting a significant portion of its financial records (principally revenue cycle related items) from a legacy accounting system to its principal financial software,

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PeopleSoft. Not all of the legacy contracts were converted completely into the new PeopleSoft module, resulting in the need to continue the use of manual processes, which significantly impaired management’s ability to effectively review, monitor and investigate movements in customer account balances. As a result, the Company identified an understatement of revenue for the periods as presented above.

(b)	The aforementioned weaknesses in our revenue cycle also affected our closing cycle for the year ended December 31, 2004. The manual processes referred to above were performed substantially by our accounting and finance staff, with some reliance on outside consultants, the same people who are involved in the normal closing cycle. As a result, our year-end close process was affected in that less time was available for normal closing and review procedures. These demands on the time of our staff and their overall workload resulted in an incorrect reconciliation of accrued royalty expense, which caused an understatement of royalty expense for the periods as presented above.
(c)	The aforementioned weaknesses in our closing cycle resulted in incorrect income tax accounting related to the amortization of goodwill associated with certain acquired companies; this resulted in an understatement of deferred income tax expense and deferred income tax payable for the periods as presented above.
(d)	The aforementioned weaknesses in our closing cycle resulted in an incorrect reconciliation of accrued benefit expense, which caused an overstatement of benefit expense for the period as presented above.
(e)	The Company determined that we did not have fair value of VSOE on our HIM term licenses. Historically, installation and services revenue related to HIM term licenses had been recognized upon delivery of services, resulting in a cumulative overstatement of revenue from 2003 through 2006. This adjustment creates an addition to deferred revenue, which will be amortized over the remaining term of licenses through 2011. Going forward, installation and services revenue related to HIM term licenses will be recognized on a prorata basis over the license term.

13. EMPLOYEE BENEFIT PLANS

401(k) Savings Plan

QuadraMed maintains a 401(k) Savings Plan (the “Plan”). All eligible QuadraMed employees may participate in the Plan and elect to contribute up to 15% of pre-tax compensation to the Plan. Employee contributions are 100% vested at all times. At its discretion, QuadraMed may match employee contributions to the Plan. Presently, QuadraMed matches up to 50% of the first 4% of employee contributions. The vesting of such contributions is based on the employee’s years of service, becoming 100% vested after 4 years. For the years ended December 31, 2006, 2005 and 2004, QuadraMed made discretionary contributions of approximately $0.7 million, $0.7 million and $0.8 million respectively.

14. MAJOR CUSTOMERS

For the year ended December 31, 2006, two customers accounted for more than 10% of total revenue. The Veterans Health Administration facilities accounted for 13% of our total revenues and The County of Los Angeles (“LACO”) accounted for 11% of our total revenues. In 2005, sales to Veterans Health Administration facilities, both directly and indirectly through Micron Government Computer Systems (a personal computer assembly company specializing in selling to the Federal Government and in integrating QuadraMed products to address Veteran’s Administration hospital technology needs), accounted for approximately 10% of our total revenues. For the year ended December 31, 2004, The County of Los Angeles, accounted for 11% of our total revenues, and Micron Government Computer Systems accounted for 10% of the total revenues.

15. INCOME TAXES

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

The provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2006	2005	2004
Current:
Federal	$301	$—	$(175)
State	8	(6)	—
Foreign	33	14	—

Total current	342	8	(175)

Deferred:
Federal	315	(1,629)	7,766
State	414	3,654	3,531

Total deferred	729	2,025	11,297

Change in valuation allowance, net of the effect of acquisitions	(729)	(1,756)	(11,297)

Provision (benefit) for income taxes	$342	$277	$(175)

QuadraMed recognized current foreign tax expense in 2006 of $33,578 as a result of its operations in Australia and the United Kingdom. In addition, the Company reported state income tax expense in 2006 in the amount of $8,208.

The tax effects of the temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Deferred tax assets:
Software development and AMT credits	$8,862	$6,020	$5,175
Net operating loss carry forwards	49,919	51,133	54,314
Intangible assets	8,231	8,399	7,262
Other	5,921	7,810	8,512

	72,933	73,362	75,263

Deferred tax liabilities:
Other intangible assets	(2,056)	(2,229)	(2,533)
Depreciation	(1,222)	(628)	(668)
Other	(497)	(619)	(151)

	(3,775)	(3,476)	(3,352)

Net deferred tax asset before allowance	69,158	69,886	71,911
Valuation allowance	(70,200)	(70,155)	(71,911)

Net deferred tax assets (liabilities)	$(1,042)	$(269)	$—

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realization of deferred tax assets is primarily dependent on future taxable income, the amount and timing of which is uncertain given QuadraMed’s history of losses. The valuation allowance is adjusted on a periodic basis to reflect management’s estimate of the realizable value of the net deferred assets. Therefore a valuation allowance has been recorded for the entire net deferred tax asset with the exception of $1.3 million related to the deferred tax liability associated with indefinite-lived intangible assets in accordance with FASB 142. Because indefinite-lived intangible assets and goodwill are not amortized for book purposes, the related deferred tax liabilities will not reverse until some indeterminate future period when the assets become impaired, are disposed of, or in the case of indefinite-lived intangible assets, begin to reverse if they are reclassified as an amortizing intangible asset. SFAS No. 109 requires the expected timing of future reversals of deferred tax liabilities to be taken into account when evaluating the realizability of deferred tax assets. Therefore, the Company believes the reversal of deferred tax liabilities related to indefinite-lived intangible assets and goodwill should not be considered a source of future taxable income when assessing the realization of the Company’s deferred tax assets, and as a result a deferred expense has been recorded. In 2006, the Company reported a SAB 108 adjustment in the amount of $744,000 to record the cumulative affect of the deferred tax liability associated with the indefinite-lived assets. The adjustment ran through the accumulated deficit account. See NOTE 12 — STAFF ACCOUNTING BULLETIN NO 108.

The reconciliation of the tax provision (benefit) computed at the statutory rate to the effective tax rate is as follows:

	Year ended December 31,
	2006	2005	2004
Federal income tax rate	34.00%	(34.00)%	(34.00)%
Valuation allowance changes effecting the income tax provision	(5.94)	(48.00)	26.60
Permanent tax differences	1.54	7.50	12.30
State and other	6.32	0.50	(4.90)
True-up of deferred taxes	(9.95)	81.60	—
Research and development	(23.18)

Effective tax rate	2.79%	7.60%	0.00%

As of December 31, 2006 QuadraMed had federal net operating loss carryforwards of approximately $135.9 million and state net operating loss carryforwards of approximately $51.7 million. In addition, QuadraMed has gross federal and state software development and AMT tax credit carryforwards of approximately $7.6 million and $1.2 million, respectively. The federal net operating loss carryforwards and research and development credits will expire from 2011 through 2026.

The Tax Reform Act of 1986 contains provisions that may limit the amount of NOL and research and development credit carryforwards that may be used in any given year if certain events, including a significant change in ownership, occur. If there should be a subsequent “ownership change” of QuadraMed, as defined, the ability to utilize its carryforwards could be restricted.

16. LITIGATION AND OTHER MATTERS

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

17. UNAUDITED QUARTERLY SUPPLEMENTAL FINANCIAL INFORMATION

In our quarterly reports on Form 10-Q filed with the SEC during 2006, basic net income (loss) per share was based on net income (loss) attributable to common shareholders, which reflects a deduction for the preferred stock accretion. As presented in the following table, we are revising our calculation of net income (loss) attributable to common shareholders for the quarterly periods ended March 31, June 30, and September 30, 2006. For the quarterly period ended March 31, 2006 we are revising our calculation of net loss per basic share.

	Quarter
(thousands of dollars, except per share amounts)	First	Second	Third	Fourth	Total
2006
Revenue	$28,928	$32,028	$33,032	$31,213	$125,201

Gross margin	$17,344	$20,436	$22,057	$19,042	$78,879

Net income (loss)	$(1,843)	$3,847	$5,979	$3,962	$11,945

Net income (loss) attributable to common shareholders, as originally reported	$(3,082)	$2,590	$4,706	$2,503	$6,717

Net income (loss) attributable to common shareholders, revised	$(3,332)	$2,340	$4,456	$2,503	$5,967

Loss per share
Basic, as originally reported	$(0.07)	$0.06	$0.11	$0.06	$0.14
Basic, revised	$(0.08)	$0.06	$0.11	$0.06	$0.14
Diluted, as originally reported	$(0.08)	$0.03	$0.08	$0.05	$0.14
Diluted	$(0.08)	$0.05	$0.08	$0.05	$0.14

Weighted average shares outstanding
Basic	41,319	41,864	42,156	42,825	42,057

Diluted	41,319	78,072	78,093	79,571	78,125

In our annual report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006, as amended by Amendment No. 1, filed with the SEC on August 17, 2006, basic net income (loss) per share was based on net income (loss) attributable to common shareholders, which reflects a deduction for the preferred stock accretion. As presented in the following table, we are revising our quarterly calculation of net income (loss) attributable to common shareholders for the quarterly periods ended June 30, September 30, and December 31, 2005 and net income (loss) per basic and diluted share for quarterly period ended December 31, 2005.

	Quarter
(thousands of dollars, except per share amounts)	First	Second	Third	Fourth	Total
2005
Revenue	$30,375	$30,683	$30,046	$31,209	$122,313

Gross margin	$18,889	$19,738	$18,639	$19,403	$76,669

Net income (loss)	$(2,520)	$1,293	$(3,958)	$1,247	$(3,938)

Net income (loss) attributable to common shareholders, as originally reported	$(3,695)	$102	$(5,165)	$24	$(8,734)

Net income (loss) attributable to common shareholders, revised	$(3,695)	$60	$(5,415)	$(226)	$(9,276)

Loss per share
Basic, as originally reported	$(0.09)	$0.00	$(0.13)	$0.01	$(0.21)
Basic, revised	$(0.09)	$0.00	$(0.13)	$(0.01)	$(0.23)
Diluted, as originally reported	$0.09	$0.00	$(0.13)	$0.01	$(0.21)
Diluted, revised	$0.09	$0.00	$(0.13)	$(0.01)	$(0.23)

Weighted average shares outstanding
Basic	40,219	40,499	40,684	41,370	40,658

Diluted	40,219	40,499	40,684	41,370	40,658

QUADRAMED CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2004
Allowance for doubtful accounts	3,406	3,185	(3,288)	3,303
Year ended December 31, 2005
Allowance for doubtful accounts — Accounts receivable	3,303	2,263	(1,389)	4,177
Allowance for doubtful accounts — Notes and other	—	715	—	715
Year ended December 31, 2006
Allowance for doubtful accounts — Accounts receivable	4,177	820	(2,385)	2,612
Allowance for doubtful accounts — Notes and other	715	118	—	833

S-1