Form 10-Q
period 2007-03-31
QUADRAMED CORP
filed 2007-05-09
CIK 1018833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of May 1, 2007, there were 43,871,680 shares of the Registrant’s common stock outstanding, par value $0.01.

QUADRAMED CORPORATION

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2007 and 2006	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) (unaudited) for the three months ended March 31, 2007	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2007 and 2006	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	33

	PART II. OTHER INFORMATION

Item 1A	Risk Factors	34

Item 6.	Exhibits	45

	Signatures	46

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$28,499	$32,596
Short-term investments	23,181	10,703
Accounts receivable, net of allowance for doubtful accounts of $1,876 and $2,612, respectively	21,373	20,358
Unbilled receivables	2,807	4,253
Prepaid expenses and other current assets, net of allowance on other receivable of $909 and $833, respectively	11,109	10,848

Total current assets	86,969	78,758

Restricted cash	2,287	2,341
Long-term investments	1,109	1,244
Property and equipment, net of accumulated depreciation and amortization of $21,604, and $21,131, respectively	2,302	2,557
Goodwill	25,983	25,983
Other amortizable intangible assets, net of accumulated amortization of $29,266 and $28,354, respectively	1,220	2,132
Other long-term assets	3,180	3,183

Total assets	$123,050	$116,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,375	$3,493
Accrued payroll and related expenses	5,479	8,720
Other accrued liabilities	5,829	5,666
Dividends payable	2,305	3,775
Deferred revenue	55,171	46,347

Total current liabilities	71,159	68,001

Accrued exit cost of facility closing	1,567	2,066
Deferred income taxes	1,117	1,042
Other long-term liabilities	2,599	2,618

Total liabilities	76,442	73,727

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.01 par, 5,000 shares authorized, 4,000 shares issued and outstanding, respectively	94,598	93,290
Common stock, $0.01 par, 150,000 shares authorized; 44,300 and 43,678 shares issued and 43,843 and 43,221 outstanding, respectively	443	437
Shares held in treasury	(5)	(5)
Additional paid-in-capital	306,012	304,504
Accumulated other comprehensive loss	(50)	(49)
Accumulated deficit	(354,390)	(355,706)

Total stockholders’ equity	46,608	42,471

Total liabilities and stockholders’ equity	$123,050	$116,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended, March 31,
	2007	2006
Revenue
Services	$3,313	$2,915
Maintenance	13,924	13,562
Installation and other	2,414	2,872

Services and other revenue	19,651	19,349
Licenses	9,057	9,182
Hardware	498	397

Total revenue	29,206	28,928

Cost of revenue
Cost of services and other revenue	7,027	6,867

Royalties and other	2,979	2,764
Amortization of acquired technology and capitalized software	471	995

Cost of license revenue	3,450	3,759

Cost of hardware revenue	492	363

Total cost of revenue	10,969	10,989

Gross margin	18,237	17,939

Operating expense
General and administration	3,873	6,557
Software development	7,412	8,569
Sales and marketing	3,896	3,696
Amortization of intangible assets and depreciation	923	1,123

Total operating expenses	16,104	19,945

Income (loss) from operations	2,133	(2,006)

Other income (expense)
Interest expense, includes non-cash charges of $51 and $119	(50)	(123)
Interest income	573	366
Other income (expense), net	77	18

Other income (expense), net	600	261

Income (loss) from continuing operations before income taxes	$2,733	$(1,745)
Provision for income taxes	(109)	(98)

Income (loss) from continuing operations	2,624	(1,843)

Net income (loss)	$2,624	$(1,843)
Preferred stock accretion and dividend premium	(1,308)	(1,489)

Net income (loss) attributable to common shareholders	$1,316	$(3,332)

Income (loss) per share
Basic	$0.03	$(0.08)
Diluted	$0.03	$(0.08)

Weighted average shares outstanding
Basic	43,540	41,319

Diluted	79,355	41,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Preferred Stock		Common Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity	Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2006	4,000	$93,290	43,678	$437	(457)	$(5)	$304,504	$(49)	$(355,706)	$42,471	$(6,007)

Issuance of common stock	—	—	581	6	—	—	975	—	—	981	—

Issuance of common stock under ESPP program	—	—	41	—	—	—	54	—	—	54	—

Accretion of preferred stock	—	1,308	—	—	—	—	—	—	(1,308)	—	(1,308)

Amortization of deferred compensation	—	—	—	—	—	—	96	—	—	96	—

Stock-based compensation	—	—	—	—	—	—	383	—	—	383	—

Net unrealized gain (loss) on available-for- sale securities	—	—	—	—	—	—	—	15	—	15	15

Foreign currency translation	—	—	—	—	—	—	—	(16)	—	(16)	(16)

Net income	—	—	—	—	—	—	—	—	2,624	2,624	2,624

Balance, March 31, 2007	4,000	$94,598	44,300	$443	(457)	$(5)	$306,012	$(50)	$(354,390)	$46,608	$1,315

The accompanying notes are an integral part of these condensed consolidated financial statements

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities
Net income (loss) attributable to common shareholders	$1,316	$(3,332)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,394	2,118
Deferred compensation amortization	96	96
Dividend discount amortization	33	101
Provision for bad debts	156	386
Stock-based compensation	383	271
Gain on sale of investments	(11)	—
Interest expense on note payable	18	18
Preferred stock accretion and dividend premium	1,308	1,489

Changes in assets and liabilities:
Accounts receivable	290	(1,373)
Prepaid expenses and other	(230)	1,172
Accounts payable and accrued liabilities	(4,671)	(3,903)
Deferred revenue	8,824	8,246

Cash provided by operating activities	8,906	5,289

Cash flows from investing activities
Decrease in restricted cash	54	80
Purchases of available-for-sale securities	(17,412)	(115)
Proceeds from sale of assets and available-for-sale securities	5,046	100
Purchases of property and equipment	(227)	(255)
Other	5	24

Cash used in investing activities	(12,534)	(166)

Cash flows from financing activities
Payment of preferred stock dividends	(1,503)	(1,625)
Proceeds from issuance of common stock and other	1,034	246

Cash used in financing activities	(469)	(1,379)

Net increase (decrease) in cash and cash equivalents	(4,097)	3,744

Cash and cash equivalents, beginning of period	32,596	33,042

Cash and cash equivalents, end of period	$28,499	$36,786

Supplemental disclosure of cash flow information
Cash paid for taxes	$249	$25

Non-cash transfer of liabilities for implementation of SAB 108 to accumulated deficit	$—	$1,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

2. SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. We suggest that you read these interim financial statements in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007. In the opinion of management, the condensed consolidated financial statements for the periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the entire year ending December 31, 2007.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2007

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

Reclassifications

QuadraMed has grown through multiple acquisitions based on a product-centric organizational structure. Acquired entities such as Tempus Software, Inc. and Détente Systems Pty Limited had been operated as standalone business units, rather than centralized business functions. Historically, our organizational structure contained several departments and remote locations which performed multiple levels of tasks in a cross-functional environment in order to manage and support specific product lines within the Company. In connection with our corporate vision, mission statement and executive management philosophy, in 2007 we implemented a new organizational structure designed to capitalize on our internal resources and strengths. The new structure supports centralized operations, standardized processes and optimizes functional-based expertise. As a result, certain reclassifications have been made to prior year balances and classification of expenses to conform to the current year presentation.

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2007

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

Some of the licenses are term or time-based licenses. QuadraMed recognizes revenue from these contracts ratably over the term of the arrangement. Post-contract Customer Support (“PCS”) for all of the license term is bundled together with the term license and is included in license revenue on our consolidated financial statements.

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

Service revenues from software maintenance and support are recognized ratably over the maintenance term, which in most cases is one year. Service revenues from training, consulting and other service elements are typically recognized as the services are performed.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2007

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

Cash and Cash Equivalents

Cash and cash equivalents is comprised principally of money market instruments and demand deposits with financial institutions. These instruments carry insignificant interest rate risk.

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

Concentration of Credit Risk

Accounts receivable subject QuadraMed to its highest potential concentration of credit risk. QuadraMed reserves for credit losses and does not require collateral on its trade accounts receivable. In addition, QuadraMed maintains cash and investment balances in accounts at various domestic banks and brokerage firms. QuadraMed is insured by the Federal Deposit Insurance Corporation for up to $100,000 at each bank. Balances maintained at the brokerage firms are not insured.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives, which are generally three years for computer equipment and purchased software and five years for

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2007

office furnishings and equipment. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life (generally 10 years). Maintenance and repair costs are expensed as incurred. QuadraMed reviews property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill

QuadraMed adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001, and ceased amortization of goodwill as of January 1, 2002. Prior to this point, goodwill was amortized using the straight-line method over its estimated useful life.

As of January 1, 2006 and 2007, QuadraMed reviewed goodwill for impairment and determined that the fair values of the analyzed reporting units exceeded the carrying values of the net assets. Accordingly, no indicators of impairment existed.

Other Intangible Assets

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

Accounting for and Disclosure of Guarantees and Indemnifications

QuadraMed’s software license agreements generally include a performance guarantee that QuadraMed’s software products will substantially operate as described in the applicable program documentation for a period of 90 days after delivery. QuadraMed also generally warrants that services performed will be provided in a manner consistent with reasonably applicable industry standards. To date, QuadraMed has not incurred any material costs associated with these warranties. QuadraMed’s software license agreements typically provide for indemnification of customers for claims for infringement of intellectual property. To date, no such claims have been filed against the Company.

Stock-Based Compensation

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2007

Net Income (Loss) Per Share

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values, using prescribed options-pricing models. We adopted SFAS No. 123(R) beginning January 1, 2006. See Note 11—Stock-Based Compensation.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007, see Note 13—Income Taxes.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the Company’s fiscal year ending December 31, 2006. We have adopted SAB 108 as of December 31, 2006 and have initially applied its provisions using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ended December 31, 2006.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Asset and Financial Liability: Including an amendment to FASB Statement No. 115” (“SFAS 159”). The standard permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our results of operations or our financial position.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2007

4. DISCONTINUED OPERATION—FINANCIAL SERVICES DIVISION AND EXIT COST OF FACILITY CLOSING

Financial Services Division

Due to increasing operating losses in our Financial Services Division (“FSD”), and the lack of a qualified buyer for the business, we announced the shutdown of this division on December 15, 2004. The shutdown of this division was completed on February 14, 2005. The lease associated with this facility does not terminate until May 2008. Our annual cost under the lease is approximately $0.5 million for the remainder of 2007 and $0.3 million in 2008. At the time of the facility closing, we estimated the facility closing costs based upon then current and available market information related to potential sublease rental income, sublease commission costs and the length of time expected to secure a sublease. We have continued to evaluate those assumptions on an annual basis and have adjusted our accrued liability in accordance with SFAS 146. During 2006, the Company secured a sub-tenant for 100% of the space.

Exit Cost of Facility Closing

During the fourth quarter of 2004, we vacated and closed our San Rafael, California facility as a result of the relocation of our headquarters to Reston, Virginia. The San Rafael lease payments total approximately $2.6 million for the years 2007 through 2009, including the Company’s share of common costs. The Company estimated its liability under its operating lease agreement, such estimate being reduced by the estimated sublease rental income. The present value of the estimated liability was recorded as an accrued exit cost of facility closing. The lease for this facility terminates in December 2009. We actively marketed and subleased 33% of the vacant San Rafael, California facility in 2006. We continue to actively market for sublease the remaining space.

The following table sets forth a summary of the exit cost charges and accrued exit costs for both the San Marcos, California and San Rafael, California facilities as of March 31, 2007 and 2006 (in thousands):

	March 31,
	2007	2006
Exit Costs for the San Rafael Facility:
Accrued exit cost of facility closing, beginning of period	$3,078	$4,217
Principal reductions	(281)	(245)

Accrued exit cost of facility closing, end of period	$2,797	$3,972

Exit Cost for the San Marcus Facility:
Accrued exit cost of facility closing, beginning of period	$534	$1,275
Principal reductions	(115)	(170)

Accrued exit cost of facility closing, end of period	$419	$1,105

Total Exit Cost Charges and Accrued Exit Costs	$3,216	$5,077

Summary:
Accrued Exit Cost Liability
Short-term	$1,649	$1,861
Long-term	1,567	3,216

Total	$3,216	$5,077

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2007

5. REDUCTION IN FORCE

During the first quarter of fiscal year 2006, the Company announced a corporate reorganization and a reduction in our workforce of 37 positions. The Company recorded a charge for severance and related costs of approximately $315,000, associated with terminated employees, in the Company’s results of operations for the quarter ended March 31, 2006.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets for the three-month period ended March 31, 2007 were as follows (in thousands):

	As of December 31, 2006	Q1 2007 Activity	As of March 31, 2007
Cost
Goodwill	37,896	—	37,896
Other intangible assets	43,529	—	43,529

	81,425	—	81,425
Accumulated amortization
Goodwill	(11,913)	—	(11,913)
Other intangible assets	(41,397)	(912)	(42,309)

	(53,310)	(912)	(54,222)
Net book value
Goodwill	25,983	—	25,983
Other intangible assets	2,132	(912)	1,220

	$28,115	$(912)	$27,203

Amortization of acquired technology, a component of other intangible assets, for the three months ended March 31, 2007 and 2006 was $471,000 and $781,000, respectively, and was included in cost of license revenue. No impairment charges were recorded during the three months ended March 31, 2007 or 2006.

7. LINE OF CREDIT

On December 5, 2006, QuadraMed entered into a working capital line of credit agreement with our principal bank, under which we may borrow up to $2,000,000. This credit facility is secured by 90-Day Certificates of Deposits. Borrowings under the line of credit bear interest at varying rates based on an independent index which is defined as the rate charged by the Lender on the underlying Certificates of Deposit plus 1.5 basis points. The initial interest rate is established as 6.4% per annum. The line of credit has a stated maturity of December 1, 2007. There have been no borrowings, and there is no balance outstanding associated with this line of credit as of December 31, 2006 and March 31, 2007.

8. SERIES A PREFERRED STOCK

On June 17, 2004, QuadraMed issued 4.0 million shares of Series A Cumulative Mandatory Convertible Preferred Stock (the “Series A Preferred Stock”) in a private, unregistered offering to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933. The Series A Preferred Stock was sold for

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2007

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

Upon the conversion of shares of the Series A Preferred Stock to shares of common stock on or before June 1, 2007, the Series A Preferred Stock holders have an option to convert and receive, when declared by the Board of Directors, dividends equal to the total previously unpaid dividends payable from the effective date of conversion through June 1, 2007 at a rate of $1.375 per annum, or 5.5% per annum, discounted to present value

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2007

at a rate of 5.5% per annum, payable in cash or common shares or any combination thereof at the option of the Company.

As a result of the aforementioned discounted dividend feature, at the date of issuance of the Series A Preferred Stock, the Company recorded dividends payable of $15.2 million, which represents the present value of the three-year dividends. The present value adjustment of $1.3 million is being amortized over three years as interest expense using the effective interest rate method. For the three months ended March 31, 2007 and 2006, approximately $33,000 and $0.1 million was recorded as interest expense, respectively.

The carrying value of the Series A Preferred Stock was also reduced by $15.2 million, which represents the imputed discount on the Series A Preferred Stock and which is being accreted over three years using the effective interest rate method. For the three months ended March 31, 2007 and 2006, approximately $1.3 million and $1.2 million, respectively were accreted and charged to accumulated deficit. If any Series A Preferred Stock shares are converted prior to the end of the three-year period, the related accretion will be accelerated. The Company determined that there was no beneficial conversion feature attributable to the Series A Preferred Stock.

The following table summarizes the Series A Preferred Stock activities (in thousands):

		As of March 31, 2007
Total issued		$100,000
Less: Issuance cost		(3,856)
Less: Unaccreted discount
Original present value of discount	(15,174)
2007 preferred stock accretion	1,308
2006 preferred stock accretion	5,059
2005 preferred stock accretion	4,796
2004 preferred stock accretion	2,465	(1,546)

Carrying value of preferred stock at March 31, 2007		$94,598

9. RESTRICTED STOCK GRANTS

During the three months ended March 31, 2007 and 2006, there was no common stock issued as a result of restricted stock grants. These grants are periodically made to certain senior executives for no monetary consideration. The majority of the Company’s restricted shares fully vest over three to four years. QuadraMed has recorded the fair value of the restricted shares on the date they were granted as deferred compensation within the Stockholders’ Equity section of the Condensed Consolidated Balance Sheets. This amount is amortized over the period in which the restrictions lapse. Compensation expense associated with the grants of restricted stock total $96,000 for both the three month period ended March 31, 2007 and 2006.

As of March 31, 2007, 615,000 restricted shares remained subject to forfeiture.

10. NET INCOME (LOSS) PER SHARE AND COMPREHENSIVE INCOME (LOSS)

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2007

conversion of the preferred stock and subordinated debentures (using the as-converted method). Common equivalent shares are excluded from the diluted computation if their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands):

	Three months ended March 31,
	2007	2006
Numerator—basic:
Net income (loss) attributable to common shareholders	$1,316	$(3,332)
Numerator—diluted:
Net income (loss)	$2,624	$(1,843)

Denominator:
Weighted average number of common shares outstanding:
Basic	43,540	41,319
Diluted	79,355	41,319

Income (loss) per common share:
Basic	$0.03	$(0.08)
Diluted	$0.03	$(0.08)

QuadraMed recorded net income for the three months ended March 31, 2007, and as such included the following common stock equivalent shares from the indicated equity instruments in the calculation of diluted earnings per share. As QuadraMed recorded a net loss for the three month period ended March 31, 2006 no common equivalent shares were included in diluted net loss per share calculation because they were anti-dilutive. If QuadraMed had reported net income for the three months ended March 31, 2006, the calculation of diluted earnings per share would have also included the following common stock equivalent shares from the indicated equity instruments (in thousands):

	Three months ended March 31,
	2007	2006
Equity instruments:
Preferred stock	32,258	32,258
Warrants	2,063	3,265
Stock options	1,494	621

Total common stock equivalent shares	35,815	36,144

The components of QuadraMed’s comprehensive income (loss) include the unrealized gain (loss) on available-for-sale securities and foreign currency translation adjustment. The following table sets forth the computation of comprehensive income (loss) (in thousands):

	Three months ended March 31,
	2007	2006
Net income (loss) attributable to common shareholders	$1,316	$(3,332)
Unrealized gain (loss)	15	(23)
Foreign currency translation adjustment	(16)	(2)

Comprehensive income (loss)	$1,315	$(3,357)

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2007

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R)’s fair value method of accounting for share-based payments, using the modified prospective transition method. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 illustrated in the disclosure of pro forma net income and net income per share contained in our notes to condensed consolidated financial statements for those periods. Under the modified prospective method, compensation cost recognized in the three months ended March 31, 2007 and 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, less estimated forfeitures, and (b) compensation costs for all share-based payments granted and vested subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Stock-based compensation expense for the three months ended March 31, 2007 and 2006 totaled $0.4 million and $0.3 million, respectively, and is included in cost of services, general and administration, software development and sales and marketing expenses in the condensed consolidated statement of operations. There was no income tax benefit or excess tax benefit related to stock-based compensation or capitalized stock-based compensation costs during the three months ended March 31, 2007 and 2006.

Stock Incentive Plans

The Company has issued stock options and restricted stock under its 1996 Stock Incentive Plan (the “1996 Plan”), the 1999 Supplemental Stock Option Plan (the “1999 Plan”), and the 2004 Stock Compensation Plan (the “2004 Plan”), all of which were approved by stockholders. The 2004 Plan superseded the 1996 Plan, as amended, and the 1999 Plan, as amended, although stock options and restricted stock under the 1996 and 1999 Plans outstanding as of that date remain subject to the terms of those plans. Significant grants were made outside these plans pursuant to contracts with executives as an inducement to employment. Total non-plan stock options outstanding at March 31, 2007 were 1,375,000.

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2007

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

The exercise price per share for an incentive stock option cannot be less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value on the date of grant. Option grants under the 1996 Plan generally expire 10 years from the date of grant and generally vest over a four-year period. Options granted under the 1996 Plan are exercisable subject to the vesting schedule. QuadraMed’s stockholders had authorized a total of 8,651,097 shares of common stock for grant under the 1996 Plan, of which 3,305,977 were outstanding at March 31, 2007. There were no shares available for grant under this plan at March 31, 2007.

1999 Supplemental Stock Option Plan

In 1999, QuadraMed’s Board of Directors approved the 1999 Plan. The 1999 Plan permits non-statutory option grants to be made to employees, independent consultants, and advisors who are not QuadraMed officers, directors, or Section 16 insiders. The 1999 Plan is administered by the Board of Directors or its Compensation Committee and was scheduled to terminate in March 2009. The exercise price of all options granted under the 1999 Plan may not be less than 100% of fair market value on the date of the grant. Options vest on a schedule determined by the Board of Directors or the Compensation Committee with a maximum option term of 10 years. QuadraMed’s stockholders had authorized a total of 3,519,258 shares of common stock, for grant under the 1999 Plan, of which 1,034,887 were outstanding at March 31, 2007. There were no shares available for grant under this plan at March 31, 2007.

2004 Stock Compensation Plan

On April 1, 2004, QuadraMed’s Board of Directors approved the 2004 Plan. QuadraMed’s stockholders ratified the adoption of the 2004 Plan on May 6, 2004 at QuadraMed’s 2004 Annual Meeting of Stockholders. The 2004 Plan replaces the 1996 Plan and 1999 Plan with respect to the unissued shares of common stock that were remaining in the 1996 Plan and the 1999 Plan on the date the 2004 Plan was ratified. Awards previously granted under the 1996 Plan and 1999 Plan remain subject to the terms of those plans. QuadraMed stockholders have authorized 1,536,369 shares of common stock for grant under the 2004 Plan, of which 1,432,992 were outstanding at March 31, 2007. There were 65,252 shares available for grant under this plan at March 31, 2007. QuadraMed has proposed to increase the number of shares available to the 2004 Plan by 3,000,000 shares; this proposal is included in the Company’s Proxy Statement on Schedule 14A, filed with the SEC on April 25, 2007 for consideration and approval at the 2007 Annual Meeting of Stockholders to be held on June 7, 2007.

The 2004 Plan permits the grant of non-statutory options, incentive stock options, stock appreciation rights, restricted stock and restricted stock units to employees, prospective employees, directors, and advisors, consultants, and other individuals who provide services to QuadraMed. The exercise price of all options and stock appreciation rights granted under the 2004 Plan may not be less than 100% of fair market value on the date of the grant. The 2004 Plan also features (i) a Non-Employee Director Option Grant Program, whereby non-employee members of the Board automatically receive grants of options with an exercise price of the fair market value per share of common stock as of the date the options are granted as of the date of our annual

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2007

meetings of stockholders or upon their initial election or appointment to the Board and (ii) a Director Fee Option Grant Program, whereby non-employee Board members may elect to have all or any portion of their annual cash retainer fee applied to special stock option grants with a below-market exercise price. The 2004 Plan is administered by the Compensation Committee and terminates in May 2014.

Employee Stock Purchase Plan

QuadraMed’s 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) was adopted by the Board of Directors in January 2002. A total of 703,450 shares of common stock are reserved for issuance under the 2002 Purchase Plan, pursuant to which eligible employees are able to contribute up to 10% of their compensation for the purchase of QuadraMed common stock at a purchase price of 85% of the lower of the fair market value of the shares on the first or last day of the six-month purchase period. Stock-based compensation expense relating to shares purchased on behalf of plan participants for the three months ended March 31, 2007 and 2006 totaled $61,000 and $7,200, respectively.

Stock Options:

Stock options generally vest over four years, 25% after the first year and monthly increments over the next three years, from date of grant and terminate ten years from date of grant. The exercise price of the options granted equaled or exceeded the market value of the common stock at the date of the grant. A summary of the stock option activity under all plans is as follows (in thousands except per share data):

	Number of Shares	Weighted Average Exercised Price
Options outstanding, January 1, 2007	7,833	$3.61
Granted	500	2.83
Exercised	(581)	1.69
Cancelled	(429)	10.16

Options outstanding, March 31, 2007	7,323	$3.33

Options exercisable, March 31, 2007	5,582	$3.68

Stock-based compensation expense relating to stock options for the three months ended March 31, 2007 and 2006 totaled $322,000 and $271,000, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at March 31, 2007 were 5.7 years and $5.0 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at March 31, 2007 were 4.6 years and $3.6 million, respectively. As of March 31, 2007, unrecognized compensation expense related to stock options totaled approximately $2.3 million, which will be recognized over a weighted average period of 1.5 years.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2007

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2007	2006
Expected dividend yield	—	—
Expected stock price volatility	85.97%	85.97%
Risk-free interest rate	4.48%	4.53%
Expected life of options	5.29 years	5.73 years

The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and has no present intention of doing so. The risk-free interest rate is based on U.S. treasury yield curve in effect at the time of the grant for a term equivalent to the expected life of the option. The expected life and expected volatility are based on historical experience. The Company uses an estimated forfeiture rate of 25.63% for calculating stock-based compensation expense related to stock options and this rate is based on historical experience.

Based on the above assumptions, the weighted average estimated fair value of options granted during the three month periods ended March 31, 2007 and 2006 was $2.25 and $1.39, respectively.

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

A summary of our restricted stock awards as of March 31, 2007 is as follows (in thousands except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards, as of January 1, 2007	615	$1.77
Granted Granted	—	—
Exercised Restrictions released	—	—
Cancelled Forfeited	—	—

Restricted stock awards, as of March 31, 2007	615	$1.77

Stock-based compensation expense relating to restricted share grants for the three months ended March 31, 2007 and 2006 totaled $96,000 and $101,000, respectively.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2007

12. MAJOR CUSTOMERS

For the three months ended March 31, 2007, two customers accounted for more than 10% of total revenue. The Veterans Health Administration facilities accounted for 16% of our total revenues and the County of Los Angeles (“LACO”) accounted for 14% of our total revenues. For the three months ended March 31, 2006, sales to Veterans Health Administration facilities accounted for 12% of total revenues.

13. INCOME TAXES

The Company has adopted FIN 48, Accounting for Uncertainty in Income Taxes, as of January, 1, 2007. This standard modifies the previous guidance provided by FAS 5, Accounting for Contingencies and FAS 109, Accounting for Income Taxes for uncertainties related to the Company’s global income tax liabilities. The company has analyzed its income tax posture using the criteria required by FIN 48 and concluded that there is no cumulative effect allocable to equity as a result of adopting this standard. The Company has derecognized approximately $8.1 million in deferred tax assets related to its general business credits and net operating loss carry forwards that were previously offset by a full valuation allowance as a result of adopting FIN 48, which has no net balance sheet impact and has not been charged to equity in the transition.

A condensed roll forward of the Company’s unrecognized tax benefits is presented as follows (in thousands):

	Balance 12/31/06	Non-Equity Transition Adjustment	Adjusted Balance 1/1/07	Changes Through 3/31/07	Balance 3/31/07
Unrecognized tax benefits affecting tax rate upon recognition	$—	$—	$—	$—	$—
Unrecognized tax benefits not affecting tax rate or are offset by valuation allowances	—	(8,100)	(8,100)	—	(8,100)
Interest	—	—	—	—	—
Penalties	—	—	—	—	—

Total unrecognized tax benefits	$—	$(8,100)	$(8,100)	$—	$(8,100)

There is no material change to the amount of unrecognized tax benefits reported at March 31, 2007. The Company is maintaining its historical method of accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of its income tax expense.

As of January 1, 2007 open tax years in major jurisdictions date back to 1993 due to the taxing authorities’ ability to adjust operating loss carry forwards. No changes in settled tax years have occurred through March 31, 2007. The Company does not anticipate a material change to its total amount of unrecognized tax benefits within the next 12 months.

14. LITIGATION AND OTHER MATTERS

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2007

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

QuadraMed funded the settlement amount from available operating cash. In addition to amounts already recorded at December 31, 2005 and amounts covered by insurance, the Company has recorded a charge of approximately $1.0 million related to the settlement in its three month period ended March 31, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement on Risks Associated With Forward-Looking Statements

You should read the following discussion in conjunction with our Condensed Consolidated Financial Statements and related notes. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The words “believe”, “expect”, “target”, “goal”, “project”, “anticipate”, “predict”, “intend”, “plan”, “estimate”, “may”, “will”, “should”, “could”, and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance, anticipated trends or growth in businesses, or other characterizations of future events or circumstances and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC from time to time.

Results of Operations (unaudited)

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Three months ended March 31,
	2007		2006
Revenue
Services	$3,313	11%	$2,915	10%
Maintenance	13,924	48%	13,562	47%
Installation and other	2,414	8%	2,872	10%

Services and other	19,651	67%	19,349	67%
Licenses	9,057	31%	9,182	32%
Hardware	498	2%	397	1%

Total revenue	29,206	100%	28,928	100%

Cost of revenue
Cost of services and other	7,027	36%	6,867	35%
Royalties and other	2,979	33%	2,764	30%
Amortization of acquired technology and capitalized software	471	5%	995	11%

Cost of licenses	3,450	38%	3,759	41%
Cost of hardware	492	99%	363	91%

Total cost of revenue	10,969	38%	10,989	38%

Gross margin	18,237	62%	17,939	62%

Operating expenses
General and administration	3,873	13%	6,557	23%
Software development	7,412	25%	8,569	30%
Sales and marketing	3,896	13%	3,696	13%
Amortization of intangible assets and depreciation	923	3%	1,123	4%

Total operating expenses	$16,104	54%	$19,945	70%

Income (loss) from operations	$2,133		$(2,006)

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

Total revenue. Total revenue for the three months ended March 31, 2007 was $29.2 million compared to $28.9 million for the three months ended March 31, 2006. The net increase of $0.3 million consisted of a $0.4 million increase in services revenue, a $0.4 million increase in maintenance revenue, and a $0.1 million increase in hardware revenue, all partially offset by a $0.5 million decrease in installation and other revenue and a $0.1 million decrease in license revenue.

Services and other revenue. Services and other revenue consist of professional services, such as implementation and installation services, training, maintenance (which consists of technical support and product upgrades), reimbursable expenses and other services revenue. Professional services are typically provided over a period of three to nine months for the Health Information Management Suite and two to three years for Patient Care and Revenue Management products. These services are provided subsequent to the signing of a software license arrangement and are related in large part on our software license revenues. Our maintenance revenue is a function of both licenses of our software products and renewals of maintenance agreements by our existing customer base.

Services revenue for the three months ended March 31, 2007 was $3.3 million or 11% of total revenue, compared to $2.9 million or 10% of total revenue for the three months ended March 31, 2006. An increase of approximately $0.4 million was attributable to the Smart Identity Management products, primarily clean up services provided to two significant customers during the three months ended March 31, 2007. An additional $0.3 million was attributable to the government solutions workflow analysis project completions. These increases were offset by decreases of approximately $0.2 million in the Acuity Plus products and approximately $0.1 million in the Patient Care and Revenue Management products due to customer delays.

Maintenance revenue for the three months ended March 31, 2007 was $13.9 million, compared to $13.6 million for the three months ended March 31, 2006. Maintenance revenue as a percentage of total revenue was 48% and 47% for the three month periods ended March 31, 2007 and 2006, respectively. Approximately $0.2 million of the increase was attributable to the Health Information Management Suite and another $0.2 million of the increase was attributable to Pharmacy products. These increases were principally due to revenue that was recognized from certain cash basis customers resulting in reactivation of revenue plans that were previously on hold as well as contractually-based increases. Maintenance revenue for Electronic Document Management, Lab & Radiology, Scheduling, Smart Identity Management and Acuity Plus products also increased approximately $0.2 million combined, mainly due to contractually-based increases in fees. These increases were partially offset by a $0.2 million decrease in the Patient Care and Revenue Management products as a result of cancellation of certain annual maintenance agreements in 2006.

Installation and other services revenue decreased to $2.4 million or 8% of total revenue during the three months ended March 31, 2007, from $2.9 million or 10% of total revenue during the three months ended March 31, 2006. The net decrease of $0.5 million was the result of a $0.3 million decrease for Patient Care and Revenue Management products, a $0.2 million decrease in the Health Information Management Suite and a $0.1 million decrease for Electronic Document Management products, partially offset by a $0.1 million increase in the government solutions products. Installation and other revenue for Patient Care and Revenue Management products decreased due to decreased hours worked on contracts that were being recognized on the percentage of completion (“POC”) method in the three months ended March 31, 2007. Hours worked for Patient Care and Revenue Management projects were 38% less in the three months ended March 31, 2007 compared to the corresponding period in 2006, resulting in decreased revenue for these POC contracts. The decrease in installation and other services revenue for Health Information Management Suite was principally due to a decreased number of significant contracts completed in the three months ended March 31, 2007, compared to the corresponding prior period. The $0.1 million increase in the installation and other services revenue for government solution products was attributable to revenue recognized on installation and training services in conjunction with a new government solution product. Installation revenue related to the Health Information Management Suite term licenses is recognized ratably over the license term. Installation and other revenue for Health Information Management Suite perpetual licenses, Patient Access and government solution products are typically recognized upon completion of a contract, whereas the installation and other revenue for many of our other products, including Patient Care and Revenue Management, are recognized on a POC basis of accounting.

Licenses. License revenue consists of fees and licenses for our owned, proprietary software, as well as third-party owned software that we bundle into our suite of products. License revenue for the three months ended March 31, 2007 was $9.1 million, compared to $9.2 million in the corresponding period in 2006. License revenue, as a percentage of total revenue, was 31% and 32% for the three month period ended March 31, 2007 and 2006, respectively. The net decrease of $0.1 million was principally due to a $0.4 million decrease in license revenue for the Health Information Management Suite which was attributable to the decreased number of significant contracts being completed during the three months ended March 31, 2007 and a $0.3 million decrease in license revenue of Electronic Document Management products, offset by a $0.4 million increase in government solution product revenue, a $0.1 million increase in Acuity Plus product revenue and a $0.1 million increase in Decision Support product revenue. The $0.4 million increase in license revenue for government solution products was attributable to license revenue recognized on a new product sold as a term license. License revenue for the Acuity Plus products increased principally due to completion of projects during the three months ended March 31, 2007. License revenue for the Decision Support product increased as a result of an increased number of term licenses during the three months ended March 31, 2007, compared to the corresponding period in 2006.

Hardware. Hardware revenue consists of the sale of third-party hardware purchased specifically for use by our customers. Hardware revenue was $0.5 million during the three months ended March 31, 2007 compared to $0.4 million during the three months ended March 31, 2006. Hardware revenue, as a percentage of total revenue, was 2% and 1% for the three months ended March 31, 2007 and 2006, respectively.

Deferred Revenue

The following table is a summary roll forward schedule of deferred revenue (in thousands):

	For the Three Months Ended March 31,
	2007	2006
Deferred revenue, beginning balance	$46,347	$52,169
Add: revenue deferred	38,013	36,993
Add: SAB 108 implementation	—	1,314
Less: deferred revenue recognized	(29,189)	(28,747)

Deferred revenue, ending balance	$55,171	$61,729

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. Fluctuation within the deferred revenue balance is dependent upon the timing associated with reaching billing milestones and revenue recognition criteria. Deferred revenue is typically increased when the Company invoices a customer based on the terms of the contracts and is decreased when revenue is recognized based on percentage of completion or the attainment of a milestone in the customer contract, or the passage of time in the case of an apportionment contract.

The majority of the Company’s revenue flows through the deferred revenue accounts and is attributable to favorable payment terms such as execution payments and achievement of billing milestones prior to meeting all revenue recognition requirements.

The deferred revenue balance decreased approximately $6.5 million to $55.2 million at March 31, 2007 when compared to $61.7 million at March 31, 2006. Approximately $4.0 million of the decrease in the deferred revenue balance was attributable to revenue recognized as a result of settlements of disputed contracts, resolution of stalled projects and amounts received from cash-basis customers whose revenue plans were put on hold until collectability of amounts due became certain. Approximately $1.4 million of the decrease was attributable to revenue recognized upon completion of four large perpetual license contracts. Approximately $1.1 million of the decrease was attributable to the cancellation of four large annual maintenance agreements in 2006.

The deferred revenue balance of $55.2 million as of March 31, 2007 consisted of approximately $15.5 million in deferred license revenue, approximately $28.0 million in deferred maintenance revenue, and approximately $11.7 million in deferred services and other revenue. Included in the deferred revenue balance as of March 31, 2007 was $0.8 million in deferred license revenue, $2.7 million in hardware revenue and $0.3 million in deferred services revenue related to a hardware deal with a single customer, totaling $3.8 million, which will be recognized during the second quarter of 2007. The $55.4 million in deferred revenue balance as of March 31, 2007 also included approximately $6.3 million for Veterans Health Administration contracts compared to $6.1 million included in the deferred revenue balance as of March 31, 2006.

The deferred revenue balance of $61.7 million as of March 31, 2006 consisted of approximately $22.0 million in deferred license revenue, approximately $26.3 million in deferred maintenance revenue, and approximately $13.4 million in deferred services and other revenue. The $3.8 million related to the aforementioned hardware deal to a single customer was also included in deferred revenue as of March 31, 2006.

Cost of Revenue

Cost of services and other. Cost of services and other consist of salaries and related expenses associated with services performed for customer support, installation, maintenance and consulting services. Cost of services and other for the three months ended March 31, 2007 was $7.0 million, compared to $6.9 million in the corresponding period in 2006. As a percentage of services and other revenue, cost of services and other was 36% and 35% for the three months ended March 31, 2007 and 2006, respectively. The net $0.1 million increase was primarily attributable to an increase in maintenance costs associated with third-party applications as a result of higher maintenance revenue being recognized in 2007.

Cost of licenses. Cost of licenses consists primarily of the cost of third-party software, royalties and amortization of capitalized software and acquired technology. A significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to software embedded within our software applications. Generally, third-party royalty fees fluctuate based on revenue, or the number of customers or licensed users, and therefore may fluctuate on a quarter-to-quarter basis. Cost of licenses for the three months ended March 31, 2007 was $3.5 million, compared to $3.8 million for the three months ended March 31, 2006. As a percentage of license revenue, cost of licenses was 38% and 41% for the three months ended March 31, 2007 and 2006, respectively. The net decrease of $0.3 million was primarily attributable to decreases in amortization of acquired technologies of $0.1 million related to the PDS acquisition, $0.2 million lower amortization associated with developed technologies from the Détente acquisition, and $0.2 million lower amortization of capitalized software, all partially offset by a $0.3 million increase in third party costs.

Cost of hardware. Cost of hardware consists of third-party hardware and installation costs, primarily related to Patient Care and Revenue Management contracts. Cost of hardware for the three months ended March 31, 2007 was $0.5 million, compared to $0.4 million for the three months ended March 31, 2006. Cost of hardware increased in 2007 due to the completion of a milestone contract with one of our major customers. As a percentage of hardware revenue, cost of hardware was 99% and 91% for the three months ended March 31, 2007 and 2006, respectively.

Gross Margin

Overall, gross margin remained constant at 62% for both of the three month periods ended March 31, 2007 and 2006. Gross margin on license revenue increased by 3% from 59% in the three months ended March 31, 2006 to 62% during the three months ended March 31, 2007 due to lower acquired technology and capitalized software amortization. Gross margin on services and other revenue decreased by 1% for the three months ended March 31, 2007 to 64% as compared to 65% for the three months ended March 31, 2006. The gross margin on hardware revenue declined from 9% for the first three months of 2006 to 1% for the three month period ending March 31, 2007.

Operating Expenses

General and administration. General and administration expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administration expense decreased to $3.9 million for the three months ended March 31, 2007, compared to $6.6 million for the three months ended March 31, 2006. As a percentage of total revenue, general and administration expense was 13% and 23% for the three month period ended March 31, 2007 and 2006, respectively. The overall $2.7 million decrease is primarily attributable to the absence of any legal settlement charges in 2007 compared to a $1.0 million settlement charge recorded in 2006 resulting from the MedCath litigation, lower legal fees due to the $0.4 million associated with the MedCath litigation and other legal matters during the 2006 period, and the absence of costs in the 2007 period for our S-3 filings which were declared effective in December 2006; also, as compared to the 2006 period the three months ended March 31, 2007 reflected $0.2 million less professional and consulting fees related to compliance with the Sarbanes Oxley Act of 2002 and strategic activities, $0.2 million lower bad debt expense, and $0.4 million lower personnel-related costs associated with the 2006 reduction in force. The remaining decrease is principally due to the implementation of cost savings initiatives at the end of the 2006 period.

Software development. Software development expense includes costs associated with the development of new products for which technological feasibility has not been achieved, enhancements of existing products, maintenance and quality assurance activities, and is primarily comprised of compensation and benefits costs. Software development costs during the three months ended March 31, 2007 were $7.4 million compared to $8.6 million during the three months ended March 31, 2006. As a percentage of total revenue, software development costs were 25% and 30% for the three month period ended March 31, 2007 and 2006, respectively. The net decrease of $1.2 million was primarily attributable to a $1.0 million decrease in personnel costs associated with the 2006 reduction in force and the implementation of cost savings initiatives.

Sales and marketing. Sales and marketing expense includes costs associated with our sales and marketing personnel and consists primarily of compensation and benefits, commissions, bonuses, promotional and advertising expenses. Sales and marketing expense increased $0.2 million for the three months ended March 31, 2007 to $3.9 million, from $3.7 million for the three months ended March 31, 2006. As a percentage of total revenue, sales and marketing expenses remained consistent at 13% for both quarterly periods. The net increase was primarily attributable to a $0.1 million increase in personnel related costs, a $0.1 million increase in expenses related to our corporate re-branding and marketing initiatives, a $0.1 million increase in training, conferences, professional fees and shareholder relations costs, offset by $0.1 million of lower travel expenses.

Amortization of intangible assets and depreciation. Amortization of intangible assets and depreciation expense decreased to $0.9 million for the three months ended March 31, 2007 from $1.1 million during the three months ended March 31, 2006. The net decrease was principally the result of the expiration of the amortization periods associated with intangibles from the PDS, Détente and Tempus acquisitions during the twelve months ended March 31, 2007.

Other Income (Expense)

Other income (expense), net. Net other income was $0.6 million during the three months ended March 31, 2007 compared to net other income of $0.3 million in the corresponding quarter in 2006. The increase was primarily due to the interest income earned on our investment portfolios. Interest expense for both of the quarters ended March 31, 2007 and 2006 was approximately $0.1 million. The majority of interest expense for both periods was the result of non-cash charges.

Income Taxes

Income taxes. The provision for income taxes for both of the three month periods ended March 31, 2007 and 2006 was $0.1 million as a result of recording of deferred income tax expense related to the amortization of goodwill for tax purposes.

Liquidity and Capital Resources

Balance Sheet

As of March 31, 2007, we had $52.8 million in cash and investments, compared to $44.5 million as of December 31, 2006. The increase in cash and investments was attributable to the collection efforts associated with our annual maintenance invoicing. As of March 31, 2007, our working capital was $15.8 million compared to $10.8 million as of December 31, 2006. Our positive working capital of $15.8 million was primarily a result of $21.4 million of accounts receivable and $51.7 million of cash and short-term investments, offset by $55.2 million of deferred revenue and $2.3 million of dividends payable. We have the option to pay the accelerated dividends, as discussed in Note 8 – Series A Preferred Stock in our notes to consolidated financial statements included herein, in cash or common stock. We do not have any bank borrowing outstanding at March 31, 2007. We believe that we have sufficient liquidity to meet our short-term cash requirements.

Accounts receivable increased by $1.0 million to $21.4 million as of March 31, 2007 from $20.4 million as of December 31, 2006, on a net basis. Accounts receivable increased mainly due to the timing of annual maintenance billings, partially offset by strong cash collections during the first quarter of 2007. For the three months ended March 31, 2007, bad debt expense was $0.2 million and the allowance for doubtful accounts decreased $0.7 million to $1.9 million from $2.6 million as of December 31, 2006. QuadraMed maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of QuadraMed’s customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowance might be required. Approximately $0.8 million of accounts receivable were written off during the current quarter. Our days sales outstanding (DSO) was 62 at March 31, 2007 compared to 60 at December 31, 2006.

Unbilled receivables decreased by $1.5 million to $2.8 million as of March 31, 2007 from $4.3 million as of December 31, 2006. This decrease was mainly attributable to the larger number of contracts the Company was able to invoice in accordance with billing milestones, in advance of revenue recognition during the three month period ended March 31, 2007.

Prepaid expenses and other current assets increased by approximately $0.3 million from December 31, 2006 to $11.1 million at March 31, 2007, primarily due to an increase of $0.7 million in prepaid government royalties and a $0.1 million increase in prepaid maintenance contracts, offset by $0.3 million in lower customer related deferred expenses due to revenue recognized during the quarter for milestones achieved and a $0.2 million decrease in prepaid insurance.

Accounts payable and accrued expenses decreased by $1.1 million to $2.4 million at March 31, 2007 from $3.5 million at December 31, 2006. This decrease was principally due to a $0.3 million decrease in accrued commissions, a $0.2 million decrease in taxes payable, a $0.2 million decrease in our quarterly GSA funding fee, and a $0.9 million decrease due to the timing of payments on vendor invoices, all partially offset by a $0.5 million increase in accrued royalties.

Accrued payroll and related expenses decreased by $3.2 million to $5.5 million at March 31, 2007 from $8.7 million at December 31, 2006, primarily due to payments of annual employee bonuses under our incentive compensation program during March 2007.

Deferred revenue increased by $8.8 million from $46.4 million at December 31, 2006, to $55.2 million at March 31, 2007. The increase was primarily related to annual maintenance billings during the first quarter of 2007.

Cash Flows

The Company’s condensed consolidated statement of cash flows is summarized below (in thousands):

	For the Three Months Ended March 31,
	2007	2006
Cash provided by operating activities	$8,906	$5,289
Cash used in investing activities	(12,534)	(166)
Cash used in financing activities	(469)	(1,379)
Net increase (decrease) in cash	$(4,097)	$3,744

During the three months ended March 31, 2007, $8.9 million was provided by operating activities, as compared to the same period in 2006, where $5.3 million was provided by operating activities. Net income of $1.3 million was increased by non-cash charges totaling $3.4 million, including depreciation and amortization of $1.5 million, bad debt expense of $0.2 million, preferred stock accretion of $1.3 million, and $0.4 million of stock-based compensation expense. A decrease in prepaid expenses of $0.2 million, an increase in accounts receivable of $0.3 million, and an increase in accounts payable of $4.7 million used cash from operating activities. These uses of cash were offset by an increase in deferred revenue of $8.8 million resulting in a net increase in cash from operating activities of $8.9 million for the quarter. During the three months ended March 31, 2006, the $5.3 million of cash flow provided by operating activities, resulted primarily from a net loss of $3.3 million, offset by $4.5 million of non-cash charges including $2.3 million of depreciation and amortization, $1.5 million of preferred stock accretion, $0.4 million of bad debt expense and $0.3 million of stock-based compensation expense. An increase in accounts receivable used $1.4 million of cash from operating activities primarily due to annual maintenance billings to our customers in the first quarter of 2006. Decreases in accounts payable and accrued liabilities during the first quarter of 2006 in the amount of $3.9 million further reduced operating cash. These reductions were offset in part by a $1.2 million decrease in prepaid expenses and the $8.2 million increase in deferred revenues.

Cash flows from investing activities used $12.5 million during the three months ended March 31, 2007. This resulted primarily from the investment of excess cash in short-term available-for-sale securities. For the three months ended March 31, 2006, investing activities used $0.2 million, primarily due to the purchase of property and equipment.

Financing activities used cash of $0.5 million for the three months ended March 31, 2007, primarily due to the payment of $1.5 million for dividends on the Series A Preferred Stock, offset by $1.0 million in proceeds from the issuance of common stock under the employee stock purchase plan and the issuance of common stock upon the exercise of employee stock options. For the three months ended March 31, 2006, financing activities used cash of $1.4 million primarily due to the payment of $1.6 million for dividends on the Series A Preferred Stock, offset by $0.2 million provided from the issuance of common stock under the employee stock purchase plan and the issuance of common stock upon the exercise of employee stock options.

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of March 31, 2007 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Accrued dividends (1)	$2,305	$2,305	$—	$—	$—
Operating leases (2)	14,706	4,117	9,695	894	—

Total contractual obligations	$17,011	$6,422	$9,695	$894	$—

Other Commercial Commitments
Standby letters of credit (3)	$2,366	$2,000	$—	$366	$—

Total commercial commitments	$2,366	$2,000	$—	$366	$—

(1)	The Series A Preferred Stock holders have an option to convert and receive, when declared by the Board, dividends equal to the total previously unpaid dividends payable from effective date of conversion through June 1, 2007 at a rate of $1.375 per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common shares or any combination thereof at the option of the Company. See Note 8 of our notes to consolidated financial statements included herein.
(2)	In 2006, the Company subleased 33% of the San Rafael, California facility and 100% of the San Marcos, California facility. In the schedule above, the sublease income has been deducted from the future minimum rentals required under each master lease.
(3)	The less than 1 year amount of $2.0 million includes a $1.0 million letter of credit in favor of the State of New Jersey under its contract and a $1.0 million letter of credit in favor of another customer under its contract. The remainder represents security deposits for leased facilities.

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

The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2007 (in thousands, except average interest rates):

Aggregate Fair Value
Cash and cash equivalents:
Cash (1)	$19,601
Money Market funds	8,898

Total cash and cash equivalents	$28,499

Short-term investments:
Certificates of Deposit	$2,049
Corporate debt securities	15,318
Debt issued by the US government	4,814
Municipal Bonds	1,000

Total short-term investments	$23,181

Investments:
Corporate debt securities	$—
Debt securities issued by the US governement	1,109

Total long-term investments	$1,109

	Aggregate Fair Value	Weighted Average Interest Rate
Summary:
Cash	$19,601
Money Markets	8,898	5.19%
Certificates of Deposit	2,049	5.00%
Corporate debt securities	15,318	5.03%
Debt issued by US government	5,923	4.90%
Municipal Bonds	1,000	5.24%

	$52,789

(1)	Excluded from the fair value of the principal amounts of cash is $2.3 million, which is restricted cash that is held in escrow for rental properties, and meeting customer performance expectations.

Performance of Equity Markets

The performance of the equity markets can have an effect on our operations as certain of our variable life insurance policies have premiums invested in equity securities.

Foreign Currency Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. Changes in foreign exchange rates did not materially impact our results of operations. For the three months ended March 31, 2007, less than 2% of total revenue was denominated in currencies other than the U. S. dollar and less than 2% of our total direct and operating costs were incurred in currencies other than the U. S. dollar.

Item 4.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board of Directors. As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The Company believes there have been no material changes to risk factors previously disclosed in our Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2007. You should carefully consider the following factors and other information set forth in this report, including our financial statements and the related notes. The risks set forth below are in addition to risks that apply to most businesses. Our business and future performance may be affected by the following:

We Have Incurred Losses from Continuing Operations for the Four Years Prior to 2006. Our Losses Have Adversely Affected Our Ability to Compete.

While we had income from continuing operations of $11.9 million for the year ended December 31, 2006 and $2.6 million for the three months ended March 31, 2007, we incurred losses from continuing operations of $1.5 million, $34.8 million, $19.0 million and $19.9 million for the years ended December 31, 2005, 2004, 2003 and 2002, respectively.

Our historical losses have impaired our ability to market our products and services in competition against companies that are more profitable. If we are unable to sustain profitability, it may impair our ability to compete effectively.

Failure to Maintain Effective Internal Controls Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price.

We have documented and tested our internal control procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Our annual management assessment of the effectiveness of our internal control over financial reporting was included in our Annual Report on Form 10-K, filed with the SEC on March 16, 2007, under Item 9A. Controls and Procedures. As reported in that Annual Report, our management believes that our internal control over financial reporting and disclosure controls and procedures are effective as of December 31, 2006. Further, our management believes that our internal control over financial reporting and disclosure controls and procedures are effective as of March 31, 2007.

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

In addition to the foregoing, a significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to third-party software embedded within our software applications. The cost of third-party software royalties and licenses, as a percentage of total cost of revenue, was approximately 26%, 21%, and 20% for the years ended December 31, 2006, 2005, and 2004. For the quarters ended March 31, 2007 and 2006, third-party software royalties and licenses, as a percentage of total cost of revenue, was 26.3% and 22.8%, respectively. Generally, royalty fees for third-party licenses will fluctuate based on revenue or the number of our customers and therefore will fluctuate on a quarter-to-quarter basis.

Our Operating Expenses are Relatively Fixed, and We May Not Be Able to Reduce Them to Offset a Potential Future Revenue Decrease.

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

We Could Experience a Significant Impact on Our Revenue if Our Customers Do Not Renew Maintenance Contracts.

We derive a significant percentage of our revenue, including 47% of our total revenue for the three month period ended March 31, 2006 and 48% of our total revenue for the three month period ended March 31, 2007, from maintenance services. We provide maintenance services under maintenance contracts to many of our customers in connection with our healthcare information technology products. In general, these maintenance contracts renew on an annual basis. If a significant portion of these maintenance contracts were not renewed, our maintenance revenues would decline which could have a material adverse effect on our total revenue for the period(s) in which the maintenance contracts were discontinued.

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

Each share of our Series A Preferred Stock is convertible into 8.0645 shares of our common stock, and the Series A Preferred Stockholders may convert at any time. If all of our Series A Preferred Stock is converted into common stock, the shares issued upon this conversion will total approximately 42.4% of our outstanding common stock. In addition, many of our Series A Preferred Stockholders own common stock. Therefore, although these stockholders may not acquire majority control upon conversion of their Series A Preferred Stock, if these distinct stockholders were to act together, they will have the ability to exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors, the approval of mergers or other business combinations, and other significant corporate actions. This ability to influence our affairs might not be advantageous to our other stockholders.

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

Computer products used or intended for use in the diagnosis, cure, mitigation, treatment or prevention of diseases or other conditions or that affect the structure or function of the body are subject to regulation by the U.S. Food and Drug Administration (“FDA”) under the Federal Food, Drug and Cosmetic Act (“Act”). Our Laboratory solutions are considered Class I medical devices that are regulated under the Act and amendments to the Act (Class I is the least restrictive and regulated of the three classes for medical devices under the Act). While we were required to register our Laboratory solutions with the FDA, they are exempted from the FDA’s more onerous and costly premarket notification procedures.

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

HIPAA is a federal law that affects the use, disclosure, transmission and storage of individually identifiable health information referred to as “protected health information.” As directed by HIPAA, DHHS must promulgate standards or rules for certain electronic health transactions, code sets, data security, unique identification numbers and privacy of protected health information. DHHS has issued some of these rules in final form, while others remain in development. In general, under these rules, we function as a “business associate” to some of our customers (who are considered to be “covered entities” under HIPAA). The three rules primarily relevant to us and our customers—the Transactions Rule, the Privacy Rule and the Security Rule—are discussed below. It is important to note that DHHS could, at any time in the future, modify any existing final rule in a manner that could require us to change our systems or operations.

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

QUADRAMED CORPORATION

Date: May 9, 2007	By:	/s/ KEITH B. HAGEN
Keith B. Hagen Chief Executive Officer

Date: May 9, 2007	By:	/s/ DAVID L. PIAZZA
David L. Piazza Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1**	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith