Form 10-Q
period 2007-06-30
QUADRAMED CORP
filed 2007-08-09
CIK 1018833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of August 6, 2007, there were 44,124,756 shares of the Registrant’s common stock outstanding, par value $0.01.

QUADRAMED CORPORATION

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

		Page
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2007 and 2006	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) (unaudited) for the six months ended June 30, 2007	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2007 and 2006	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 6.	Exhibits	40

	Signatures	41

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$31,472	$32,596
Short-term investments	23,537	10,703
Accounts receivable, net of allowance for doubtful accounts of $1,374 and $2,612, respectively	20,188	20,358
Unbilled receivables	1,170	4,253
Prepaid expenses and other current assets, net of allowance on other receivable of $910 and $833, respectively	7,704	10,848

Total current assets	84,071	78,758
Restricted cash	2,435	2,341
Long-term investments	1,209	1,244
Property and equipment, net of accumulated depreciation and amortization of $22,009 and $21,131, respectively	2,175	2,557
Goodwill	25,983	25,983
Other amortizable intangible assets, net of accumulated amortization of $30,056 and $28,354, respectively	430	2,132
Other long-term assets	3,185	3,183

Total assets	$119,488	$116,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,519	$3,493
Accrued payroll and related expenses	6,539	8,720
Other accrued liabilities	5,003	5,666
Preferred dividends payable	945	3,775
Deferred revenue	49,821	46,347

Total current liabilities	64,827	68,001

Accrued exit cost of facility closing	1,307	2,066
Deferred income taxes	1,192	1,042
Other long-term liabilities	2,580	2,618

Total liabilities	69,906	73,727

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.01 par, 5,000 shares authorized, 4,000 shares issued and outstanding, respectively	95,923	93,290
Common stock, $0.01 par, 150,000 shares authorized; 44,486 and 43,678 shares issued and 44,029 and 43,221 outstanding, respectively	445	437
Shares held in treasury	(5)	(5)
Additional paid-in-capital	306,863	304,504
Accumulated other comprehensive loss	(129)	(49)
Accumulated deficit	(353,515)	(355,706)

Total stockholders’ equity	49,582	42,471

Total liabilities and stockholders’ equity	$119,488	$116,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended, June 30,		Six months ended, June 30,
	2007	2006	2007	2006
Revenue
Services	$5,011	$2,823	$8,539	$5,738
Maintenance	14,234	14,241	28,159	27,803
Installation and other	2,684	3,284	5,242	6,156

Services and other revenue	21,929	20,348	41,940	39,697
Licenses	9,515	11,252	18,189	20,385
Hardware	2,918	428	3,439	874

Total revenue	34,362	32,028	63,568	60,956

Cost of revenue
Cost of services and other revenue	8,685	6,803	15,712	13,933

Royalties and other	4,057	2,991	7,036	5,663
Amortization of acquired technology and capitalized software	354	956	825	1,951

Cost of license revenue	4,411	3,947	7,861	7,614

Cost of hardware revenue	2,895	383	3,387	575

Total cost of revenue	15,991	11,133	26,960	22,122

Gross margin	18,371	20,895	36,608	38,834

Operating expense
General and administration	4,579	4,261	8,452	10,818
Software development	7,662	8,432	15,074	17,001
Sales and marketing	3,913	3,543	7,809	7,239
Amortization of intangible assets and depreciation	875	1,081	1,798	2,204

Total operating expenses	17,029	17,317	33,133	37,262

Income from operations	1,342	3,578	3,475	1,572

Other income (expense)
Interest expense, includes non-cash charges of $33, $102 and $84, 221, respectively	(33)	(103)	(83)	(226)
Interest income	644	399	1,217	765
Other income, net	409	36	486	54

Other income, net	1,020	332	1,620	593

Income from continuing operations before income taxes	$2,362	$3,910	$5,095	$2,165
Provision for income taxes	(162)	(63)	(271)	(161)

Income from continuing operations	2,200	3,847	4,824	2,004

Net income	$2,200	$3,847	$4,824	$2,004
Preferred stock accretion and dividend premium	(1,325)	(1,507)	(2,633)	(2,996)

Net income (loss) attributable to common shareholders	$875	$2,340	$2,191	$(992)

Income (loss) per share
Basic	$0.02	$0.06	$0.05	$(0.02)
Diluted	$0.02	$0.05	$0.05	$(0.02)

Weighted average shares outstanding
Basic	43,665	41,864	43,735	41,602

Diluted	43,665	78,072	43,735	41,602

The accompanying notes are an integral part of these condensed consolidated financial statements

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Preferred Stock		Common Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2006	4,000	$93,290	43,678	$437	(457)	$(5)	$304,504	$(49)	$(355,706)	$42,471
Issuance of common stock	—	—	767	8	—	—	1,373	—	—	1,381
Issuance of common stock under ESPP program	—	—	41	—	—	—	54	—	—	54
Accretion of preferred stock	—	2,633	—	—	—	—	—	—	(2,633)	—
Amortization of deferred compensation	—	—	—	—	—	—	193	—	—	193
Stock-based compensation	—	—	—	—	—	—	739	—	—	739
Net unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	(5)	—	(5)
Foreign currency translation	—	—	—	—	—	—	—	(75)	—	(75)
Net income	—	—	—	—	—	—	—	—	4,824	4,824

Balance, June 30, 2007	4,000	$95,923	44,486	$445	(457)	$(5)	$306,863	$(129)	$(353,515)	$49,582

The accompanying notes are an integral part of these condensed consolidated financial statements

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities
Net income (loss) attributable to common shareholders	$875	$2,340	$2,191	$(992)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,230	2,037	2,624	4,155
Deferred compensation amortization	96	97	193	193
Dividend discount amortization	15	84	48	185
Provision for bad debts	25	434	181	820
Stock-based compensation	356	196	739	467
Gain on sales of investments	(18)	—	(29)	—
Interest expense on note payable	18	18	36	36
Preferred stock accretion and dividend premium	1,325	1,507	2,633	2,996
Other	—	(21)	—	(21)
Changes in assets and liabilities:
Accounts receivable	1,160	4,855	1,450	3,482
Prepaid expenses and other	5,103	(886)	4,873	286
Accounts payable and accrued liabilities	97	(684)	(4,577)	(4,587)
Deferred revenue	(5,350)	(5,861)	3,474	2,385

Cash provided by operating activities	4,932	4,116	13,836	9,405

Cash flows from investing activities
Increase (decrease) in restricted cash	(148)	(57)	(94)	23
Purchases of available-for-sale securities	(16,157)	(562)	(33,569)	(677)
Proceeds from sale of assets and available-for-sale securities	15,649	558	20,695	658
Purchases of property and equipment	(313)	(245)	(540)	(500)
Other	(16)	11	(9)	35

Cash used in investing activities	(985)	(295)	(13,517)	(461)
Cash flows from financing activities
Payment of preferred stock dividends	(1,375)	(1,625)	(2,878)	(3,250)
Proceeds from issuance of common stock and other	401	172	1,435	418

Cash used in financing activities	(974)	(1,453)	(1,443)	(2,832)

Net increase (decrease) in cash and cash equivalents	2,973	2,368	(1,124)	6,112

Cash and cash equivalents, beginning of period	28,499	36,786	32,596	33,042

Cash and cash equivalents, end of period	$31,472	$39,154	$31,472	$39,154

Supplemental disclosure of cash flow information
Cash paid (refunded) for taxes	$134	$(14)	$383	$11

Non-cash transfer of liabilities for implementation of SAB 108 to accumulated deficit	$—	$—	$—	$1,915

The accompanying notes are an integral part of these condensed consolidated financial statements

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(unaudited)

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

2. SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. We suggest that you read these interim financial statements in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007. In the opinion of management, the condensed consolidated financial statements for the periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results for the entire year ending December 31, 2007.

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

Reclassifications

QuadraMed has grown through multiple acquisitions based on a product-centric organizational structure. Acquired entities such as Tempus Software, Inc. and Détente Systems Pty Limited had been operated as standalone business units, rather than centralized business functions. Historically, our organizational structure contained several departments and remote locations which performed multiple levels of tasks in a cross-functional environment in order to manage and support specific product lines within the Company. In connection with our corporate vision, mission statement and executive management philosophy, during 2006 and early 2007 we implemented a new organizational structure designed to capitalize on our internal resources and strengths. The new structure supports centralized operations, standardized processes and optimizes functional-based expertise. As a result, certain reclassifications have been made to prior year revenue and expenses classifications to conform to the current year presentation. Such reclassifications include the reclassification of certain revenue components to more appropriately identify individual elements such as services, installation and hardware within our revenue mix, along with any associated cost elements, as well as reclassifications of certain employee related expenses to better align functions performed with financial classifications.

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

Other Intangible Assets

Other intangible assets primarily relate to customer lists, acquired technology including developed and core technology and trade names, and other intangible assets acquired in QuadraMed’s purchase business combinations. On an annual basis, QuadraMed reviews its intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets in accordance with the provisions of SFAS No. 144. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their net realizable values. In accordance with SFAS No. 142, amortization of other intangible assets is computed on a straight-line basis over lives ranging from 3-5 years, as the pattern of economic benefit is not otherwise determinable.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007, see Note 13—Income Taxes.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for the Company’s fiscal year ended December 31, 2006. We have adopted SAB 108 as of December 31, 2006 and have initially applied its provisions using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ended December 31, 2006.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Asset and Financial Liability: Including an amendment to FASB Statement No. 115” (“SFAS No. 159”). The standard permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our results of operations or our financial position.

4. DISCONTINUED OPERATION—FINANCIAL SERVICES DIVISION AND EXIT COST OF FACILITY CLOSING

Financial Services Division

Due to increasing operating losses in our Financial Services Division (“FSD”), and the lack of a qualified buyer for the business, we announced the shutdown of this division on December 15, 2004. The shutdown of this division was completed on February 14, 2005. The lease associated with this facility does not terminate until May 2008. Our annual cost under the lease is approximately $0.3 million for the remainder of 2007 and $0.3 million in 2008. At the time of the facility closing, we estimated the facility closing costs based upon then current and available market information related to potential sublease rental income, sublease commission costs and the length of time expected to secure a sublease. We have continued to evaluate those assumptions on an annual basis and have adjusted our accrued liability in accordance with SFAS No. 146. During 2006, the Company secured a sub-tenant for 100% of the space.

Exit Cost of Facility Closing

During the fourth quarter of 2004, we vacated and closed our San Rafael, California facility as a result of the relocation of our headquarters to Reston, Virginia. The San Rafael lease payments total approximately $2.4 million for the remainder of 2007 through 2009, including the Company’s share of common costs. The Company estimated its liability under its operating lease agreement, such estimate being reduced by the estimated sublease rental income. The present value of the estimated liability was recorded as an accrued exit cost of facility closing. The lease for this facility terminates in December 2009. We actively marketed and subleased 33% of the vacant San Rafael, California facility in 2006. We continue to actively market for sublease the remaining space.

The following table sets forth a summary of the exit cost charges and accrued exit costs for both the San Marcos, California and San Rafael, California facilities as of June 30, 2007 and 2006 (in thousands):

	June 30,
	2007	2006
Exit Costs for the San Rafael Facility:
Accrued exit cost of facility closing, beginning of period	$3,078	$4,217
Principal reductions	(565)	(493)

Accrued exit cost of facility closing, end of period	$2,513	$3,724

Exit Cost for the San Marcus Facility:
Accrued exit cost of facility closing, beginning of period	$534	$1,275
Principal reductions	(236)	(339)

Accrued exit cost of facility closing, end of period	$298	$936

Total Exit Cost Charges and Accrued Exit Costs	$2,811	$4,660

Summary:
Accrued Exit Cost Liability
Short-term	$1,504	$1,848
Long-term	1,307	2,812

Total	$2,811	$4,660

5. REDUCTION IN FORCE

During the first quarter of fiscal year 2006, the Company announced a corporate reorganization and a reduction in our workforce of 37 positions. The Company recorded a charge for severance and related costs of approximately $0.3 million, associated with terminated employees, in the Company’s results of operations for the quarter ended March 31, 2006.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets for the six-month period ended June 30, 2007 were as follows (in thousands):

	As of December 31, 2006	Q1 2007 Activity	Q2 2007 Activity	As of June 30, 2007
Cost
Goodwill	$37,896	$—	$—	$37,896
Other intangible assets	43,529	—	—	43,529

	81,425	—	—	81,425

Accumulated amortization
Goodwill	(11,913)	—	—	(11,913)
Other intangible assets	(41,397)	(912)	(790)	(43,099)

	(53,310)	(912)	(790)	(55,012)

Net book value
Goodwill	25,983	—	—	25,983
Other intangible assets	2,132	(912)	(790)	430

	$28,115	$(912)	$(790)	$26,413

Amortization of acquired technology, a component of other intangible assets, for the three months ended June 30, 2007 and 2006 was $0.4 million and $0.8 million, respectively. For the six months ended June 30, 2007 and 2006, amortization was $0.8 million and $1.5 million, respectively, and is included in cost of license revenue for the respective periods. No impairment charges were recorded during the three or six months ended June 30, 2007 or 2006.

7. LINE OF CREDIT

On December 5, 2006, QuadraMed entered into a working capital line of credit agreement with our principal bank, under which we may borrow up to $2.0 million. This credit facility is secured by 90-Day Certificates of Deposits. Borrowings under the line of credit bear interest at varying rates based on an independent index which is defined as the rate charged by the Lender on the underlying Certificates of Deposit plus 1.5 basis points. The initial interest rate is established as 6.4% per annum. The line of credit has a stated maturity of December 1, 2007. There have been no borrowings, and there is no balance outstanding associated with this line of credit as of June 30, 2007 or as of December 31, 2006.

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

Upon the conversion of shares of the Series A Preferred Stock to shares of common stock on or before June 1, 2007, the Series A Preferred Stock holders had an option to convert and receive, when declared by the Board of Directors, dividends equal to the total previously unpaid dividends payable from the effective date of conversion through June 1, 2007 at a rate of $1.375 per annum, or 5.5% per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common shares or any combination thereof at the option of the Company. No shares were converted on or before the option date of June 1, 2007.

As a result of the aforementioned discounted dividend feature, at the date of issuance of the Series A Preferred Stock, the Company recorded dividends payable of $15.2 million, which represents the present value of the three-year dividends. The present value adjustment of $1.3 million is being amortized over three years as interest expense using the effective interest rate method. For the three months ended June 30, 2007 and 2006, interest expense totaled $15,000 and $84,000, respectively, and totaled $48,000 and $0.2 million for the six months ended June 30, 2007 and 2006, respectively.

The carrying value of the Series A Preferred Stock was also reduced by $15.2 million, which represents the imputed discount on the Series A Preferred Stock and which is being accreted over three years using the effective interest rate method. Accretion on the preferred stock discount which was charged to accumulated deficit was $1.3 million for each of the three month periods ended June 30, 2007 and 2006, and was $2.6 million and $2.5 million for the six months ended June 30, 2007 and 2006, respectively. If any Series A Preferred Stock shares are converted prior to the end of the three-year period, the related accretion will be accelerated. The Company determined that there was no beneficial conversion feature attributable to the Series A Preferred Stock.

The following table summarizes the Series A Preferred Stock activities (in thousands):

		As of June 30, 2007
Total issued		$100,000
Less: Issuance cost		(3,856)
Less: Unaccreted discount
Original present value of discount	(15,174)
2007 preferred stock accretion	2,633
2006 preferred stock accretion	5,059
2005 preferred stock accretion	4,796
2004 preferred stock accretion	2,465	(221)

Carrying value of preferred stock at June 30, 2007		$95,923

9. RESTRICTED STOCK GRANTS

During the three and six months ended June 30, 2007 and 2006, there was no common stock issued as a result of restricted stock grants. These grants are periodically made to certain senior executives for no monetary consideration. The majority of the Company’s restricted shares fully vest over three to four years. QuadraMed has recorded the fair value of the restricted shares on the date they were granted as deferred compensation within the Stockholders’ Equity section of the Condensed Consolidated Balance Sheets. This amount is amortized over the period in which the restrictions lapse. Compensation expense associated with the grants of restricted stock totaled $97,000 and $96,000 for the three months ended June 30, 2007 and 2006, respectively, and $0.2 million for each of the six month periods ended June 30, 2007 and 2006.

As of June 30, 2007, 615,000 restricted shares remained subject to forfeiture.

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

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands):

	Three months ended June 30,
	2007	2006
Numerator:
Net income attributable to common shareholders	$875	$2,340
Denominator:
Weighted average number of common shares outstanding:
Basic	43,665	41,864
Diluted	43,665	78,072

Income per common share:
Basic	$0.02	$0.06
Diluted	0.02	0.05

	Six months ended June 30,
	2007	2006
Numerator:
Net income (loss) attributable to common shareholders	$2,191	$(992)
Denominator:
Weighted average number of common shares outstanding:
Basic	43,735	41,602
Diluted	43,735	41,602

Income (loss) per common share:
Basic	$0.05	$(0.02)
Diluted	0.05	(0.02)

For the three month period ended June 30, 2007, common equivalent shares were excluded in the applicable diluted net income per share calculation because they were anti-dilutive. However, for the three month period ended June 30, 2006, common equivalent shares were included in the applicable diluted net income per share calculation. For both of the six month periods ended June 30, 2007 and 2006, common equivalent shares were excluded in the applicable diluted net income per share calculation because they were anti-dilutive.

With respect to the calculation of diluted earnings per share, the following common stock equivalent shares from the indicated equity instruments (in thousands) were considered in the calculation:

	Three months ended June 30,
	2007	2006
Equity instruments:

Preferred stock	32,258	32,258
Warrants	2,063	2,939
Stock options	1,537	1,011

Total common stock equivalent shares	35,858	36,208

	Six months ended June 30,
	2007	2006
Equity instruments:

Preferred stock	32,258	32,258
Warrants	2,063	3,102
Stock options	1,523	893

Total common stock equivalent shares	35,844	36,253

The components of QuadraMed’s comprehensive income (loss) include the unrealized gain (loss) on available-for-sale securities and foreign currency translation adjustment. The following table sets forth the computation of comprehensive income (loss) (in thousands):

	Six months ended June 30,
	2007	2006
Net income (loss) attributable to common shareholders	$2,191	$(992)
Unrealized loss	(5)	(43)
Foreign currency translation adjustment	(75)	(25)

Comprehensive income (loss)	$2,111	$(1,060)

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R)’s fair value method of accounting for share-based payments, using the modified prospective transition method. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123. Under the modified prospective method, compensation cost recognized in both of the three month periods ended June 30, 2007 and 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of the adoption date of SFAS No. 123(R), based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, less estimated forfeitures, and (b) compensation costs for all share-based payments granted and vested subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Stock-based compensation expense for the three months ended June 30, 2007 and 2006 totaled $0.4 million and $0.3 million, respectively, and $0.7 million for each of the six month periods ended June 30, 2007 and 2006, and is allocated to the various expense categories to be aligned with the other employee related costs. There was no income tax benefit or excess tax benefit related to stock-based compensation during the three and six months ended June 30, 2007 and 2006. There were no capitalized stock-based compensation costs for the three and six months ended June 30, 2007 and 2006.

Stock Incentive Plans

The Company has issued stock options and restricted stock under its 1996 Stock Incentive Plan (the “1996 Plan”), the 1999 Supplemental Stock Option Plan (the “1999 Plan”), and the 2004 Stock Compensation Plan (the “2004 Plan”), all of which were approved by stockholders. The 2004 Plan superseded the 1996 Plan, as amended, and the 1999 Plan, as amended, although stock options and restricted stock under the 1996 and 1999 Plans outstanding as of that date remain subject to the terms of those plans. Significant grants were made outside these plans pursuant to contracts with executives as an inducement to employment. Total non-plan stock options outstanding at June 30, 2007 were 1,425,000.

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

The exercise price per share for an incentive stock option cannot be less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value on the date of grant. Option grants under the 1996 Plan generally expire 10 years from the date of grant and generally vest over a four-year period. Options granted under the 1996 Plan are exercisable subject to the vesting schedule. QuadraMed’s stockholders had authorized a total of 8,651,097 shares of common stock for grant under the 1996 Plan, of which 3,197,977 were outstanding at June 30, 2007. There were no shares available for grant under this plan at June 30, 2007.

1999 Supplemental Stock Option Plan

In 1999, QuadraMed’s Board of Directors approved the 1999 Plan. The 1999 Plan permits non-statutory option grants to be made to employees, independent consultants, and advisors who are not QuadraMed officers, directors, or Section 16 insiders. The 1999 Plan is administered by the Board of Directors or its Compensation Committee and was scheduled to terminate in March 2009. The exercise price of all options granted under the 1999 Plan may not be less than 100% of fair market value on the date of the grant. Options vest on a schedule determined by the Board of Directors or the Compensation Committee with a maximum option term of 10 years. QuadraMed’s stockholders had authorized a total of 3,519,258 shares of common stock for grant under the 1999 Plan, of which 1,014,829 were outstanding at June 30, 2007. There were no shares available for grant under this plan at June 30, 2007.

2004 Stock Compensation Plan

On April 1, 2004, QuadraMed’s Board of Directors approved the 2004 Plan. QuadraMed’s stockholders ratified the adoption of the 2004 Plan on May 6, 2004 at QuadraMed’s 2004 Annual Meeting of Stockholders. The 2004 Plan replaces the 1996 Plan and 1999 Plan with respect to the unissued shares of common stock that were remaining in the 1996 Plan and the 1999 Plan on the date the 2004 Plan was ratified. Awards previously granted under the 1996 Plan and 1999 Plan remain subject to the terms of those plans. QuadraMed’s stockholders initially authorized 1,536,369 shares of common stock for grant under the 2004 Plan and increased the number of shares available to the 2004 Plan by 3,000,000 shares at the 2007 Annual Meeting of Stockholders on June 7, 2007. As a result, QuadraMed’s stockholders authorized a total of 4,536,369 shares of common stock, for grant under the 2004 Plan, of which, 3,171,250 were outstanding at June 30, 2007. There were 1,305,768 shares available for grant under this plan at June 30, 2007.

The 2004 Plan permits the grant of non-statutory options, incentive stock options, stock appreciation rights, restricted stock and restricted stock units to employees, prospective employees, directors, and advisors, consultants, and other individuals who provide services to QuadraMed. The exercise price of all options and stock appreciation rights granted under the 2004 Plan may not be less than 100% of fair market value on the date of the grant. The 2004 Plan also features (i) a Non-Employee Director Option Grant Program, whereby non-employee members of the Board automatically receive grants of options with an exercise price of the fair market value per share of common stock as of the date the options are granted as of the date of our annual meetings of stockholders or upon their initial election or appointment to the Board and (ii) a Director Fee Option Grant Program, whereby non-employee Board members may elect to have all or any portion of their annual cash retainer fee applied to special stock option grants with a below-market exercise price. The 2004 Plan is administered by the Compensation Committee and terminates in May 2014.

Employee Stock Purchase Plan

QuadraMed’s 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) was adopted by the Board of Directors in January 2002. A total of 703,450 shares of common stock are reserved for issuance under the 2002 Purchase Plan, pursuant to which eligible employees are able to contribute up to 10% of their compensation for the purchase of QuadraMed common stock at a purchase price of 85% of the lower of the fair market value of the shares on the first or last day of the six-month purchase period. Stock-based compensation expense relating to shares purchased on behalf of plan participants for the six months ended June 30, 2007 and 2006 totaled $61,195 and $7,231, respectively.

Stock Options:

Stock options generally vest over four years, 25% after the first year and the balance in monthly increments over the next three years, from date of grant and terminate ten years from date of grant. The exercise price of the options granted equaled or exceeded the market value of the common stock at the date of the grant. A summary of the stock option activity under all plans is as follows (in thousands except per share data):

	Number of Shares	Weighted Average Exercised Price
Options outstanding, January 1, 2007	7,833	$3.61
Granted	500	2.83
Exercised	(581)	1.69
Cancelled	(429)	10.16

Options outstanding, March 31, 2007	7,323	$3.33
Granted	1,903	3.16
Exercised	(186)	3.22
Cancelled	(57)	3.13

Options outstanding, June 30, 2007	8,983	$3.32

Options exercisable, June 30, 2007	5,492	$3.68

Stock-based compensation expense relating to stock options for the three months ended June 30, 2007 and 2006 totaled $0.4 million and $0.2 million, respectively, and $0.7 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at June 30, 2007 were 6.4 years and $4.9 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at June 30, 2007 were 4.5 years and $3.6 million, respectively. As of June 30, 2007, unrecognized compensation expense related to stock options totaled approximately $6.5 million, which will be recognized over a weighted average period of 1.8 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2007	2006
Expected dividend yield	—	—
Expected stock price volatility	85.97%	85.97%
Risk-free interest rate	5.03%	4.53%
Expected life of options	5.32 years	5.73 years

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

Based on the above assumptions, the weighted average estimated fair value of options granted during the three months ended June 30, 2007 and 2006 was $2.52 and $1.64, and $2.46 and $1.45 for the six months ended June 30, 2007 and 2006, respectively.

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

A summary of our restricted stock awards as of June 30, 2007 is as follows (in thousands except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards, as of January 1, 2007	615	$1.77
Granted	—	—
Exercised Restrictions released	—	—
Cancelled Forfeited	—	—

Restricted stock awards, as of June 30, 2007	615	$1.77

Stock-based compensation expense relating to restricted share grants for each of the three month periods ended June 30, 2007 and 2006 totaled $0.1 million and was $0.2 million for each of the six month periods ended June 30, 2007 and 2006.

12. MAJOR CUSTOMERS

For the three and six months ended June 30, 2007, sales to Veterans Health Administration facilities accounted for approximately 19% and 18%, respectively, of our total revenues and sales to The County of Los Angeles accounted for approximately 24% and 19%, respectively, of our total revenues. For the three and six months ended June 30, 2006, sales to Veterans Health Administration facilities accounted for approximately 12% of our total revenues and The County of Los Angeles accounted for approximately 10% of our total revenues.

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

A condensed roll forward of the Company’s unrecognized tax benefits is presented as follows (in thousands):

	Balance 12/31/06	Non-Equity Transition Adjustment	Adjusted Balance 1/1/07	Changes Through 6/30/07	Balance 6/30/07
Unrecognized tax benefits affecting tax rate upon recognition	$—	$—	$—	$—	$—
Unrecognized tax benefits not affecting tax rate or are offset by valuation allowances	—	(8,100)	(8,100)	—	(8,100)
Interest	—	—	—	—	—
Penalties	—	—	—	—	—

Total unrecognized tax benefits	$—	$(8,100)	$(8,100)	$—	$(8,100)

There is no material change to the amount of unrecognized tax benefits reported at June 30, 2007. The Company is maintaining its historical method of accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of its income tax expense.

As of January 1, 2007 open tax years in major jurisdictions date back to 1993 due to the taxing authorities’ ability to adjust operating loss carry forwards. No changes in settled tax years have occurred through June 30, 2007. The Company does not anticipate a material change to its total amount of unrecognized tax benefits within the next 12 months.

14. LITIGATION AND OTHER MATTERS

As previously disclosed, on November 15, 2004, QuadraMed Corporation (the “Company”) received a letter from MedCath Incorporated (“MedCath”), which provided notice of MedCath’s decision to terminate the Master Software License and Services Agreement, dated November 20, 2002, by and between QuadraMed Affinity and MedCath (the “Contract”). On or about November 15, 2004, MedCath filed a complaint against the Company in Mecklenburg County, North Carolina, Superior Court Division (Case No. 04CVS20137). In its complaint, MedCath alleged that we were in breach of the Contract due to uncured deficiencies in the products and sought at least $5.0 million in damages, plus litigation costs. On December 9, 2004, we filed a motion to dismiss the MedCath complaint on the grounds that the complaint fails to state a claim upon which relief can be granted. We also filed a counterclaim against MedCath seeking no less than $1.1 million in unpaid amounts due to us, plus litigation costs, for MedCath’s breach of the Contract by failing to pay licensing fees due to the Company.

On April 28, 2006, we settled this litigation with MedCath. Pursuant to the Release and Settlement Agreement (the “Settlement Agreement”), the Company paid MedCath a settlement payment of $2.0 million and the parties filed a Joint Stipulation of Dismissal, with prejudice, of this lawsuit on May 8, 2006. Further, the Contract and all obligations thereunder terminated, and the Company removed MedCath’s name from all Company websites and marketing materials. The parties entered into mutual general releases regarding the Contract and both bore their own attorneys’ fees and costs.

QuadraMed funded the settlement amount from available operating cash. In addition to amounts already recorded at December 31, 2005 and amounts covered by insurance, the Company has recorded a charge of approximately $1.0 million related to the settlement in its three month period ended March 31, 2006.

15. SUBSEQUENT EVENT

On July 22, 2007, the Company signed a definitive agreement to acquire the Computerized Patient Record (“CPR”) assets and related business in the United States, Canada, United Kingdom and Saudi Arabia of Misys Hospital Systems, Inc., a division of Misys plc, for $33.0 million in cash, subject to certain adjustments, plus the assumption of specified obligations, specifically customer related deferred revenues and certain lease liabilities. The full purchase price will be financed with liquidity from available cash and investments. A copy of the agreement was filed as an exhibit to QuadraMed’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2007. This transaction is expected to close within sixty days of the signing of the agreement. Following the closing of the transaction, QuadraMed will file additional financial information related to the acquisition as required by SEC regulations.

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

Recent Event

On July 22, 2007, the Company signed a definitive agreement to acquire the Computerized Patient Record (“CPR”) assets and related business in the United States, Canada, United Kingdom and Saudi Arabia of Misys Hospital Systems, Inc., a division of Misys plc, for $33.0 million in cash, subject to certain adjustments, plus the assumption of specified obligations, specifically customer related deferred revenues and certain lease liabilities. The full purchase price will be financed with liquidity from available cash and investments. A copy of the agreement was filed as an exhibit to QuadraMed’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2007. This transaction is expected to close within sixty days of the signing of the agreement. Following the closing of the transaction, QuadraMed will file additional financial information related to the acquisition as required by SEC regulations.

Results of Operations (unaudited)

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Three months ended June 30,
	2007		2006
Revenue
Services	$5,011	15%	$2,823	9%
Maintenance	14,234	41%	14,241	45%
Installation and other	2,684	8%	3,284	10%

Services and other	21,929	64%	20,348	64%
Licenses	9,515	28%	11,252	35%
Hardware	2,918	8%	428	1%

Total revenue	34,362	100%	32,028	100%

Cost of revenue
Cost of services and other	8,685	40%	6,803	33%
Royalties and other	4,057	43%	2,991	27%
Amortization of acquired technology and capitalized software	354	4%	956	8%

Cost of licenses	4,411	47%	3,947	35%
Cost of hardware	2,895	99%	383	89%

Total cost of revenue	15,991	47%	11,133	35%

Gross margin	18,371	53%	20,895	65%

Operating expenses
General and administration	4,579	13%	4,261	13%
Software development	7,662	22%	8,432	27%
Sales and marketing	3,913	11%	3,543	11%
Amortization of intangible assets and depreciation	875	3%	1,081	3%

Total operating expenses	$17,029	49%	$17,317	54%

Income from operations	$1,342		$3,578

	Six months ended June 30,
	2007		2006
Revenue
Services	$8,539	14%	$5,738	9%
Maintenance	28,159	44%	27,803	46%
Installation and other	5,242	8%	6,156	10%

Services and other	41,940	66%	39,697	65%
Licenses	18,189	29%	20,385	34%
Hardware	3,439	5%	874	1%

Total revenue	63,568	100%	60,956	100%

Cost of revenue
Cost of services and other	15,712	37%	13,933	35%

Royalties and other	7,036	39%	5,663	28%
Amortization of acquired technology and capitalized software	825	5%	1,951	10%

Cost of licenses	7,861	44%	7,614	38%
Cost of hardware	3,387	98%	575	66%

Total cost of revenue	26,960	42%	22,122	36%

Gross margin	36,608	58%	38,834	64%

Operating expenses
General and administration	8,452	13%	10,818	18%
Software development	15,074	24%	17,001	28%
Sales and marketing	7,809	12%	7,239	12%
Amortization of intangible assets and depreciation	1,798	3%	2,204	3%

Total operating expenses	$33,133	52%	$37,262	61%

Income from operations	$3,475		$1,572

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

Total revenue. Total revenue for the three months ended June 30, 2007 was $34.4 million compared to $32.0 million for the three months ended June 30, 2006. The net increase of $2.4 million or 8% consisted of a $2.5 million increase in hardware revenue and a $2.2 million increase in services revenue, partially offset by a $1.7 million decrease in license revenue and a $0.6 million decrease in installation and other revenue. The period to period decrease in license revenue is principally attributable to revenue that was recognized in the 2006 period when cash was collected from certain customers, which triggered the subsequent reactivation of revenue plans which had been on hold. Once the cash had been collected in that quarter, and the revenue plans were reactivated, all of the unrecognized revenue to date was then recognized under the contracts.

Total revenues for the six months ended June 30, 2007 were $63.6 million, an increase of $2.6 million or 4% from $61.0 million for the six months ended June 30, 2006. The increase of $2.6 million consisted of $2.8 million in services revenue, $2.6 million in hardware revenue and $0.4 million in maintenance revenue, offset by a $2.2 million decrease in license revenue and a decrease of $1.0 million in installation and other revenue.

Services and other revenue. Services and other revenue consist of professional services, such as implementation and installation services, training, maintenance (which consists of technical support and product upgrades), reimbursable expenses and other services revenue. Professional services are typically provided over a period of three to nine months for the Health Information Management Suite and two to three years for Patient Care and Revenue Management products. These services are provided subsequent to the signing of a software license agreement and are integral to the delivery of our software license revenues. Our maintenance revenue depends on both licenses of our software products and renewals of maintenance agreements by our existing customer base.

Services revenue for the three months ended June 30, 2007 was $5.0 million or 15% of total revenue, compared to $2.8 million or 9% of total revenue for the three months ended June 30, 2006. An increase of approximately $1.1 million was attributable to the Smart Identity Management products, primarily clean up services provided to two significant customers during the three months ended June 30, 2007. An additional $1.1 million was attributable to an increase in Patient Care and Revenue Management products as a result of services revenue recognized in the second quarter of 2007 related to a sale of a hardware configuration to a single customer, as well as increased completions of supplemental service work in the current quarter.

Services revenue for the six months ended June 30, 2007 of $8.5 million increased from $5.7 million at June 20, 2006. An increase of $1.5 million in the Smart Identity Management products was also attributable to increased clean up services provided to two significant customers during the six months ended June 30, 2007 compared to one significant customer for the six months ended June 30, 2006. An increase of $1.1 million in the Patient Care and Revenue Management products was primarily due to services revenue recognized in the second quarter of 2007 related to a sale of a hardware configuration to a single customer as well as increased completions of supplemental service contracts and third party services in the six months ended June 30, 2007. An additional $0.4 million was attributable to the government solutions workflow analysis project completion. These increases were partially offset by a $0.2 million decrease in Acuity Plus products mainly due to services provided to one significant customer during the six months ended June 30, 2006.

Maintenance revenue for the three months ended June 30, 2007 of $14.2 million remained flat when compared to the maintenance revenue for the three months ended June 30, 2006 of $14.2 million. Maintenance revenue, as a percentage of total revenue, was 41% and 45% for the three months ended June 30, 2007 and 2006, respectively.

Maintenance revenue for the six months ended June 30, 2007 was $28.2 million or 44% of total revenue. For the six months ended June 30, 2006, maintenance revenue was $27.8 million or 46% of total revenue. The net increase in maintenance revenue is principally due to contractually-based increases in support fees for our products, offset in part by non-renewals of annual maintenance agreements.

Installation and other services revenue decreased to $2.7 million or 8% of total revenue during the three months ended June 30, 2007 from $3.3 million or 10% of total revenue during the three months ended June 30, 2006. The net decrease of $0.6 million was the result of a $0.4 million decrease in the Patient Care and Revenue Management products, a $0.3 million decrease in the Health Information Management Suite, a $0.2 million decrease in the Smart Identity Management products, a $0.1 million decrease in the Pharmacy products and a $0.1 million decrease in the Scheduling products, which were partially offset by a $0.5 million increase in installation revenue related to government solution products. The decrease in the Patient Care and Revenue Management products was mainly due to revenue that was recognized during the three months ended June 30, 2006 when cash was collected from certain customers, which triggered the reactivation of revenue plans that had been on hold. The decreases in the Health Information Management Suite, Smart Identity Management products, Pharmacy products and Scheduling products were principally attributable to a decreased number and size of active contracts completed in the three months ended June 30, 2007. The increase in the installation and other services revenue for government solution products was attributable to revenue recognized on installation and training services in conjunction with a new government solution product.

Installation and other revenue for the six months ended June 30, 2007 was $5.2 million compared to $6.2 million for the six months ended June 30, 2006. The net decrease of $1.0 million was the result of a $0.7 million decrease in the Patient Care and Revenue Management products, a $0.4 million decrease in the Health Information Management Suite, a $0.3 million decrease in the Smart Identity Management products, a $0.1 million decrease in the Electronic Document Management products, a $0.1 million decrease in the Pharmacy products and a $0.1 million decrease in the Scheduling products, which were partially offset by a $0.7 million increase in installation revenue related to our government solution products. Installation and other services revenue for the Patient Care and Revenue Management products decreased due to decreased hours worked on contracts that were being recognized on the percentage of completion (“POC”) method in the six months ended June 30, 2007 as well as revenue that was recognized in the six months ended June 30, 2006 when cash was collected from certain customers, which triggered the reactivation of revenue plans that had been on hold. The decreases in the Health Information Management Suite, Smart Identity Management products, Electronic Document Management products, Pharmacy products and Scheduling products were principally attributable to a decreased number and size of active contracts completed in the six months ended June 30, 2007. The increase in the installation and other services revenue for government solution products was attributable to revenue recognized on installation and training services in conjunction with a new government solution product. Installation revenue related to the Health Information Management Suite term licenses is recognized ratably over the license term. Installation and other revenue for Health Information Management Suite perpetual licenses, Patient Access and government solution products are typically recognized upon completion of a contract, whereas the installation and other revenue for many of our other products, including Patient Care and Revenue Management, are recognized on a POC basis of accounting.

Licenses. License revenue consists of fees and licenses of our owned, proprietary software, as well as third-party owned software that we bundle into our suite of products. License revenue for the three months ended June 30, 2007 was $9.5 million, compared to $11.3 million in the corresponding period of 2006. License revenue as a percentage of total revenue was 28% and 35% for the three months ended June 30, 2007 and 2006, respectively. The net decrease of $1.8 million was driven by installations and the recognition of cash basis revenue in the 2006 period and was comprised of $1.1 million for the Health Information Management Suite revenue, $0.7 million for our Scheduling product revenue, $0.7 million for the Pharmacy product revenue, $0.2 million for our Patient Care and Revenue Management product revenue, $0.2 million for the Decision Support product revenue and $0.1 million for Electronic Document Management product revenue. These decreases were partially offset by a $1.2 million increase in license revenue related to our government solution products. The decreases in the Health Information Management Suite and Decision Support products were principally attributable to revenue that was recognized in the 2006 period when cash was collected from certain customers, which triggered the reactivation of revenue plans that had been on hold. The decreases in the Scheduling, Pharmacy, Patient Care and Revenue Management and Electronic Document Management product revenues were principally due to a decreased number and size of active projects compared to the same period in the prior year. The increase in the license revenue for government solution products was attributable to revenue recognized in conjunction with a new government solution product.

License revenue for the six months ended June 30, 2007 was $18.2 million compared to $20.4 million for the six months ended June 30, 2006. The net decrease of $2.2 million was the result of a $1.5 million decrease in the Health Information Management Suite, a $0.7 million decrease in the Scheduling products, a $0.6 million decrease in the Pharmacy products, a $0.5 million decrease in the Electronic Document Management products, a $0.4 million decrease in the Patient Care and Revenue Management products and a $0.2 million decrease in the Smart Identity Management products, which were partially offset by a $1.7 million increase in the government solution products. The decrease in the Health Information Management Suite revenue was principally attributable to revenue that was recognized in the 2006 period when cash was collected from certain customers, which triggered the subsequent reactivation of revenue plans which had been on hold. In addition, there was a decreased number and size of active contracts in the six months ended June 30, 2007. This also attributed to the decreased revenue in the Patient Care and Revenue Management, Scheduling, Pharmacy, Electronic Document Management and Smart Identity Management products. The increase in the license revenue for government solution products was attributable to revenue recognized in conjunction with a new government solution product.

Hardware. Hardware revenue consists of the sale of third-party hardware purchased specifically for use by our customers. Hardware revenue was $2.9 million and $0.4 million for the three months ended June 30, 2007 and 2006, respectively. Hardware revenue, as a percentage of total revenue, was 8% and 1% for the three months ended June 30, 2007 and 2006, respectively. Hardware revenue for the six months ended June 30, 2007 of $3.4 million increased compared to the hardware revenue for the six months ended June 30, 2006 of $0.9 million. As a percentage of total revenue, hardware revenue was 5% and 1% for the six months ended June 30, 2007 and 2006, respectively. The increases in the three and six month periods ended June 30, 2007 compared to the corresponding periods in 2006 are primarily attributable to hardware revenue recognized in the second quarter of 2007 related to a sale of a hardware configuration to a single customer.

Deferred Revenue

The following table is a summary roll forward schedule of deferred revenue (in thousands):

	For the Three Months Ended June 30,
	2007	2006
Deferred revenue, beginning balance	$55,171	$61,729
Add: revenue deferred	28,470	25,435
Less: deferred revenue recognized	(33,820)	(31,296)
Less: other	—	—

Deferred revenue, ending balance	$49,821	$55,868

	For the Six Months Ended June 30,
	2007	2006
Deferred revenue, beginning balance	$46,347	$52,169
Add: revenue deferred	66,483	62,428
Less: deferred revenue recognized	(63,009)	(60,043)
Less: other	—	1,314

Deferred revenue, ending balance	$49,821	$55,868

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. Fluctuation within the deferred revenue balance is dependent upon the timing associated with reaching billing milestones and revenue recognition criteria. Deferred revenue is typically increased when the Company invoices a customer based on the terms of the contracts and is decreased when revenue is recognized based on percentage of completion, the attainment of a milestone, or the passage of time in the case of an apportionment contract.

The majority of the Company’s revenue flows through the deferred revenue accounts and is attributable to favorable payment terms such as execution payments and achievement of billing milestones prior to meeting all revenue recognition requirements.

The deferred revenue balance of $49.8 million as of June 30, 2007 consisted of approximately $11.7 million in deferred license revenue, approximately $23.2 million in deferred maintenance revenue, and approximately $14.9 million in deferred services and other revenue. The $49.8 million in deferred revenue balance as of June 30, 2007 includes approximately $6.3 million for Veterans Health Administration contracts compared to $5.5 million and $5.3 million included in the deferred revenue balances as of December 31, 2006 and June 30, 2006, respectively.

The deferred revenue balance increased approximately $3.5 million to $49.8 million at June 30, 2007 when compared to $46.3 million at December 31, 2006. The deferred revenue balance of $46.3 million as of December 31, 2006 consisted of approximately $15.6 million in deferred license revenue, approximately $18.8 million in deferred maintenance revenue, and approximately $11.9 million in deferred services and other revenue. The $3.7 million related to the hardware sale to a single customer was also included in deferred revenue as of December 31, 2006. The increase in the deferred revenue balance compared to December 31, 2006 was principally attributable to annual maintenance billings that occurred in the first quarter of 2007 as well as increased deferred balances for services and other revenue for Veterans Health Administration contracts. The increase is also attributable to a larger number of contracts the Company was able to invoice in accordance with billing milestones, in advance of revenue recognition, during the six month period ended June 30, 2007. This was partially offset by the revenue recognized in the second quarter of 2007 related to the sale of a hardware configuration to a single customer.

The deferred revenue balance decreased approximately $6.1 million to $49.8 million at June 30, 2007 when compared to $55.9 million at June 30, 2006. The deferred revenue balance of $55.9 million as of June 30, 2006 consisted of approximately $19.7 million in deferred license revenue, approximately $24.8 million in deferred maintenance revenue, and approximately $11.4 million in deferred services and other revenue. The $3.7 million related to the aforementioned hardware sale to a single customer was also included in deferred revenue as of June 30, 2006. The decrease in the deferred revenue balance was principally attributable to the revenue recognized in the second quarter of 2007 related to a sale of a hardware configuration to a single customer, as well as revenue recognized as a result of settlements of disputed contracts, resolution of stalled projects and amounts received from cash-basis customers whose revenue plans were put on hold until collectability of amounts due became realized.

Cost of Revenue

Cost of services and other. Cost of services and other consists of salaries and related expenses associated with services performed for customer support, installation, maintenance and consulting services. Cost of services and other for the three months ended June 30, 2007 was $8.7 million, compared to $6.8 million in the corresponding period in 2006. As a percentage of services and other revenue, cost of services and other was 40% and 33% for the three months ended June 30, 2007 and 2006, respectively. The net $1.9 million increase was primarily attributable to the aforementioned hardware configuration sale to a single customer, increases in third party software support costs, an increase in salary and related expenses due to overall higher headcount and increased temporary services associated with our Smart Identity Management products.

Cost of services and other for the six months ended June 30, 2007 of $15.7 million was $1.8 million higher than the $13.9 million in the corresponding period of 2006. As a percentage of services and other revenue, cost of services and other was 37% and 35% for the six months ended June 30, 2007 and 2006, respectively. The $1.8 million increase was primarily due to the hardware sale to a single customer, an increase in third party software support costs, an increase in salary and related expenses due to overall higher headcount and increased temporary services associated with our Smart Identity Management products.

Cost of licenses. Cost of licenses consists primarily of the cost of third-party software, royalties and amortization of capitalized software and acquired technology. A significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to software embedded within our software applications. Generally, third-party royalty fees fluctuate based on revenue, or the number of customers or licensed users, and therefore may fluctuate on a quarter-to-quarter basis. Cost of licenses for the three month period ended June 30, 2007 was $4.4 million as compared to $3.9 million for the same period in 2006. As a percentage of license revenue, cost of licenses was 47% and 35% for the three months ended June 30, 2007 and 2006, respectively. The increase in cost of license is primarily attributable to the hardware sale to a single customer and higher royalty expense of $0.6 million due to the mix of license revenue where we experience lower margins on government solution products, offset by a $0.7 million decrease in amortization of acquired technologies which was comprised of $0.4 million related to the Détente acquisition, $0.1 million related to the PDS acquisition and a $0.2 million decrease in amortization of capitalized software.

Cost of licenses for the six months ended June 30, 2007 was $7.9 million, compared to $7.6 million for the six months ended June 30, 2006. As a percentage of license revenue, cost of licenses was 44% and 37% for the six months ended June 30, 2007 and 2006, respectively. The net increase of $0.3 million was primarily attributable to the hardware sale to a single customer and increases in third party costs, offset by decreases in amortization of acquired technologies of $1.1 million which was comprised of $0.6 million related to the Detente acquisition, $0.1 million related to the PDS acquisition, and a $0.4 million decrease in amortization of capitalized software. Our royalty and other expenses were higher in 2007 due to the mix of license revenue which includes a higher percentage of government solution products that result in lower margins.

Cost of hardware. Cost of hardware consists of third-party hardware and installation costs, primarily related to Patient Care and Revenue Management contracts. Cost of hardware for the three months ended June 30, 2007 was $2.9 million, compared to $0.4 million for the three months ended June 30, 2006 due to the sale of a hardware configuration to a single customer. As a percentage of hardware revenue, cost of hardware was 99% and 89% for the three months ended June 30, 2007 and 2006, respectively.

Cost of hardware for the six months ended June 30, 2007 was $3.4 million, compared to $0.6 million for the six months ended June 30, 2006. Cost of hardware increased in 2007 as a result of the previously mentioned sale to a single customer. As a percentage of hardware revenue, cost of hardware was 98% and 66% for the six months ended June 30, 2007 and 2006, respectively.

Gross Margin

Overall, gross margin decreased from 65% for the three month period ended June 30, 2006 to 53% for the three month period ended June 30, 2007. Gross margin on services and other revenue decreased from 67% for the three months ended June 30, 2006 to 60% for the three months ended June 30, 2007 due primarily to services provided to a single customer, increased cost of headcount and additional staffing for our MPI projects. Gross margin on license revenue decreased from 65% for the three months ended June 30, 2006 to 54% during the three months ended June 30, 2007. This decrease in margin is primarily driven by increased third party costs for our government solution products, offset in part by lower acquired technology and capitalized software amortization. The gross margin on hardware revenue decreased from 11% for the three months ended June 30, 2006 to 1% for the three month periods ended June 30, 2007 primarily due to the costs associated with a hardware sale to a single customer.

For the six month period, overall gross margin declined from 64% for the period ended June 30, 2006 to 58% for the six months ended June 30, 2007. Gross margin on services and other revenue declined from 65% for the six months ended June 30, 2006 to 63% for the six months ended June 30, 2007. Gross margin on license revenue declined from 63% for the six months ended June 30, 2006 to 57% for the six months ended June 30, 2007. This decrease in margin is primarily driven by increased third party costs for our government solution products, offset in part by lower acquired technology and capitalized software amortization. The gross margin on hardware revenue decreased to 2% in the six months ended June 20, 2007 from 34% for the six months ended June 30, 2006 which is primarily driven by a hardware sale recognized in the second quarter of 2007 related to a single customer.

Operating Expenses

General and administration. General and administration expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administration expense increased to $4.6 million for the three months ended June 30, 2007, compared to $4.3 million for the three months ended June 30, 2006. As a percentage of total revenue, general and administration expense was 13% for each of the three month periods ended June 30, 2007 and 2006. The overall $0.3 million increase is principally attributable to higher legal fees of $0.3 million primarily related to strategic initiatives, a $0.2 million increase in rent expense, a $0.1 million increase for severance costs, and a $0.1 million increase in contract and temporary services. The increases were offset by a $0.4 million reduction in bad debt expense. During the current 2007 quarter, we incurred approximately $0.4 million of expenses related to our strategic plan acquisition activities, primarily in the areas of legal, professional and accounting fees.

For the six months ended June 30, 2007, general and administration expense decreased to $8.5 million compared to $10.8 million during the same period in 2006. As a percentage of total revenue, general and administration expense was 13% and 18%, respectively for such periods. The overall $2.3 million decrease is primarily attributable to the absence of the $1.0 million legal settlement with Medcath reflected in the first quarter of 2006, $0.6 million lower bad debt expense, $0.2 million lower legal fees driven by the legal settlement, $0.2 million reduction in professional fees and $0.4 million lower salary and wage related expenses, all partially offset by $0.1 million higher non-income tax expenses. The majority of these differences in the six month periods occurred between the respective first quarters ended March 31, 2006 and 2007, which varied by $2.8 million overall.

Software development. Software development expense includes costs associated with the development of new products for which technological feasibility has not been achieved, enhancements of existing products, maintenance and quality assurance activities, and is primarily comprised of compensation and benefits costs. Software development costs during the three months ended June 30, 2007 were $7.7 million compared to $8.4 million during the three months ended June 30, 2006. As a percentage of total revenue, software development costs were 22% and 26% for the three month period ended June 30, 2007 and 2006, respectively. The net decrease of $0.7 million was primarily attributable to a $0.3 million decrease in personnel costs driven by lower headcount in 2007, as well as a $0.4 million decrease in other operating expenses, most of which are allocated based on headcount.

Software development costs for the six months ended June 30, 2007 were $15.1 million compared to $17.0 million during the same period in 2006, representing a decrease of $1.9 million. As a percentage of total revenue, software development costs were 24% and 28% for the six months ended June 30, 2007 and 2006, respectively. The $1.9 million decrease was primarily due to a $1.3 million decrease in personnel costs driven by lower headcount in 2007, and a decrease of $0.6 million in other operating expenses, most of which are allocated based on headcount.

Sales and marketing. Sales and marketing expense includes costs associated with our sales and marketing personnel and consists primarily of compensation and benefits, commissions, bonuses, promotional and advertising expenses. Sales and marketing expense increased $0.4 million for the three months ended June 30, 2007 to $3.9 million, from $3.5 million for the three months ended June 30, 2006. As a percentage of total revenue, sales and marketing expenses were 11% for both of the three month periods ended June 30, 2007 and 2006. Approximately $0.3 million of the increase was primarily attributable to advertising, marketing and promotional activities associated with our rebranding efforts, training, conferences, professional fees and shareholder relations costs and approximately $0.1 million was driven by personnel related and allocated overhead costs.

Sales and marketing expense increased by $0.6 million for the six months ended June 30, 2007 to $7.8 million, from $7.2 million in the same period last year. As a percentage of total revenue, sales and marketing expenses were 12% for both of the six months ended June 30, 2007 and 2006. Approximately $0.3 million of the increase was attributable to advertising, marketing and promotional activities associated with our rebranding efforts, training, conferences, professional fees and shareholder relations costs, and approximately $0.3 million was driven by personnel related and allocated overhead costs.

Amortization of intangible assets and depreciation. Amortization of intangible assets and depreciation expense decreased to $0.9 million for the three months ended June 30, 2007 from $1.1 million during the three months ended June 30, 2006. The net decrease was principally the result of the expiration of the amortization periods associated with intangibles from the PDS and Détente acquisitions.

Amortization of intangible assets and depreciation expense decreased to $1.8 million for the six months ended June 30, 2007 from $2.2 million during the six months ended June 30, 2006. The net decrease of $0.4 million was principally the result of the expiration of amortization periods associated with the PDS, Détente and Tempus acquisitions.

Other Income (Expense)

Other income (expense), net. Net other income was $1.0 million during the three months ended June 30, 2007 compared to net other income of $0.3 million in the corresponding quarter in 2006. The increase was primarily due to the interest income earned on our investment portfolios and a $0.5 million gain on the liquidation of our investment in VantageMed Corporation for which QuadraMed recorded other-than-temporary impairment charges from 1997 to 1999 resulting in a fair value of this investment of zero in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The majority of interest expense for both of the quarters ended June 30, 2007 and 2006 was the result of non-cash charges. Net other income for the six months ended June 30, 2007 and 2006 was $1.6 million and $0.6 million, respectively. The $1.0 million increase was primarily due to increased interest income earned on investments and the gain on the liquidation of our investment in VantageMed Corporation.

Income Taxes

Income taxes. Provision for income taxes for the three months ended June 30, 2007 and 2006 was $0.2 million and $0.1 million, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2007 and 2006, respectively. The net increase for both periods was primarily the result of the accrual of deferred income tax expense related to the amortization of goodwill for tax purposes and alternative minimum tax estimates made in 2007 required as a result of reported income in both 2006 and 2007.

Liquidity and Capital Resources

Balance Sheet

As of June 30, 2007, we had $56.2 million in cash and investments, compared to $44.5 million as of December 31, 2006. The increase in cash and investments was primarily attributable to our six month operating results, the collections of our annual maintenance invoices, down payments received with contract executions, and earnings on our investments. As of June 30, 2007, our working capital was $19.2 million compared to $7.7 million as of December 31, 2006. Our positive working capital of $19.2 million was comprised of $20.2 million in customer receivables and $7.7 million in prepaids and other current assets, and $55.0 million of cash and short-term investments, offset by $49.8 million of deferred revenue, $14.1 million in payables, accruals and other current liabilities, and $1.0 million of preferred dividends payable. We have the option to pay the accrued dividends, as discussed in Note 8 - Series A Preferred Stock in our notes to the condensed consolidated financial statements included herein, in cash or common stock. We do not have any bank borrowing outstanding at June 30, 2007 nor did we have any at December 31, 2006. As discussed above under “Recent Event”, we will be financing the acquisition of the CPR assets from Misys Hospital Systems, Inc. with up to $33.0 million from available cash and investments. We believe that we have sufficient liquidity to meet our short-term cash requirements, including the aforementioned acquisition.

Accounts receivable decreased by $0.2 million to $20.2 million as of June 30, 2007 from $20.4 million as of December 31, 2006, on a net basis. Accounts receivable decreased mainly due to strong cash collections in 2007 which were partially offset by annual maintenance billings. For the three months ended June 30, 2007, bad debt expense was $25,000 and the allowance for doubtful accounts decreased $1.2 million to $1.4 million from $2.6 million as of December 31, 2006. QuadraMed maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of QuadraMed’s customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowance might be required. Approximately $0.6 million of accounts receivable were written off during the current quarter. Our days sales outstanding (DSO) was 59 at June 30, 2007 compared to 60 at December 31, 2006.

Unbilled receivables decreased by $3.1 million to $1.2 million as of June 30, 2007 from $4.3 million as of December 31, 2006. This decrease was mainly attributable to the annual maintenance billing that occurred during the first quarter of 2007.

Prepaid expenses and other current assets decreased by approximately $3.1 million from $10.8 million at December 31, 2006 to $7.7 million at June 30, 2007, primarily due to the recognition of deferred expenses associated with a hardware sale to a single customer during the second quarter of 2007, offset by an increase of $0.2 million in prepaid government royalties and a $0.3 million increase in prepaid maintenance contracts for internal IT software.

Accounts payable and accrued expenses decreased by $1.0 million to $2.5 million at June 30, 2007 from $3.5 million at December 31, 2006. This decrease was principally due to a $0.6 million decrease in accruals related primarily to deferred contract expenses, a $0.2 million decrease in our quarterly GSA funding fee, and a $0.2 million decrease due to the timing of payments on vendor invoices.

Accrued payroll and related expenses decreased by $2.2 million to $6.5 million at June 30, 2007 from $8.7 million at December 31, 2006, primarily due to payments of annual employee bonuses under our incentive compensation program which were made during March 2007.

The deferred revenue balance of $49.8 million as of June 30, 2007 consisted of approximately $11.7 million in deferred license revenue, approximately $23.2 million in deferred maintenance revenue, and approximately $14.9 million in deferred services and other revenue. The deferred revenue balance increased approximately $3.5 million to $49.8 million at June 30, 2007 when compared to $46.3 million at December 31, 2006. The deferred revenue balance of $46.3 million as of December 31, 2006 consisted of approximately $15.6 million in deferred license revenue, approximately $18.8 million in deferred maintenance revenue, and approximately $11.9 million in deferred services and other revenue. The $3.8 million related to the aforementioned hardware sale to a single customer was also included in deferred revenue as of December 31, 2006. The increase in the deferred revenue balance compared to December 31, 2006 was principally attributable to annual maintenance billings that occurred in the first quarter of 2007 as well as increased deferred balances for services and other revenue for Veterans Health Administration contracts. The increase is also attributable to a larger number of contracts the Company was able to invoice in accordance with billing milestones, in advance of revenue recognition during the six month period ended June 30, 2007, offset by the revenue recognized in the second quarter of 2007 related to a sale of a hardware configuration to a single customer.

Cash Flows

The Company’s condensed consolidated statement of cash flows is summarized below (in thousands):

	For the Three Months Ended June 30,
	2007	2006
Cash provided by operating activities	$4,932	$4,116
Cash used in investing activities	(985)	(295)
Cash used in financing activities	(974)	(1,453)
Net increase in cash and cash equivalents	$2,973	$2,368

	For the Six Months Ended June 30,
	2007	2006
Cash provided by operating activities	$13,836	$9,405
Cash used in investing activities	(13,517)	(461)
Cash used in financing activities	(1,443)	(2,832)
Net increase in cash and cash equivalents	$(1,124)	$6,112

During the three months ended June 30, 2007, $4.9 million was provided by operating activities, as compared to the same period in 2006, when $4.1 million was provided by operating activities. Net income of $0.9 million was increased by non-cash charges totaling $3.0 million, including depreciation and amortization of $1.2 million, preferred stock accretion of $1.3 million, and $0.4 million of stock-based compensation expense. A decrease in prepaid expenses of $5.1 million, a decrease in accounts receivable of $1.2 million, and an increase in accounts payable of $0.1 million resulted in additional cash provided by operating activities. These sources of cash were offset by a decrease in deferred revenue of $5.4 million resulting in a net increase in cash from operating activities of $4.9 million for the quarter. During the three months ended June 30, 2006, the $4.1 million of cash flow provided by operating activities, resulted primarily from a net income of $2.3 million, increased by $4.4 million of non-cash charges including $2.0 million of depreciation and amortization, $1.5 million of preferred stock accretion, $0.4 million of bad debt expense and $0.2 million of stock-based compensation expense. A decrease in accounts receivable of $4.9 million provided an additional source of cash from operations. These sources of cash were offset by an increase in prepaid expenses of $0.9 million, a decrease in accounts payable of $0.7 million and a decrease in deferred revenue of $5.9 million resulting in a net increase in cash from operating activities of $4.1 million for the quarter.

During the six months ended June 30, 2007, $13.8 million was provided by operating activities, as compared to the same period in 2006, where $9.4 million was provided by operating activities. Net income of $2.2 million was increased by non-cash charges totaling $6.4 million, including depreciation and amortization of $2.6 million, preferred stock accretion of $2.6 million, and $0.7 million of stock-based compensation expense. A decrease in prepaid expenses of $4.9 million, a decrease in accounts receivable of $1.5 million, and an increase in deferred revenue of $3.5 million resulted in additional cash provided by operating activities. These sources of cash were offset by a decrease in accounts payable of $4.6 million resulting in a net increase in cash from operating activities of $13.8 million for the year. During the six months ended June 30, 2006, the $9.4 million of cash flow provided by operating activities resulted primarily from a net loss of $1.0 million, offset by $8.8 million of non-cash charges including $4.2 million of depreciation and amortization, $3.0 million of preferred stock accretion, $0.8 million of bad debt expense and $0.5 million of stock-based compensation expense. A decrease in accounts receivable of $3.5 million, a decrease of $0.3 million from prepaid expenses and an increase in deferred revenue of $2.4 million resulted in additional cash from operations. These sources of cash were offset by a decrease in accounts payable of $4.6 million resulting in a net increase in cash from operating activities of $9.4 million.

Cash flows from investing activities used $1.0 million during the three months ended June 30, 2007. This resulted primarily from the net purchase of available-for-sale securities, capital expenditures, and decreases in restricted cash. For the three months ended June 30, 2006, investing activities used $0.3 million, primarily due to capital expenditures.

Investing activities used $13.5 million of cash during the six months ended June 30, 2007. This resulted primarily from the net purchase of available for sale securities in accordance with our investment initiatives and from capital expenditures. For the six months ended June 30, 2006, investing activities used $0.5 million, principally for capital expenditures.

Financing activities used cash of $1.0 million for the three months ended June 30, 2007, primarily due to the payment of $1.4 million for dividends on the Series A Preferred Stock, offset by $0.4 million in proceeds from the issuance of common stock under our employee stock option and stock purchase plans. For the three months ended June 30, 2006, financing activities used cash of $1.4 million primarily due to the payment of $1.6 million for dividends on the Series A Preferred Stock, offset by $0.2 million provided from the issuance of common stock under our employee stock option and stock purchase plans.

Financing activities used cash of $1.4 million for the six months ended June 30, 2007 primarily due to the payment of $2.8 million for dividends on the Series A Preferred Stock, offset by $1.4 million in proceeds from the issuance of common stock under our employee stock option and stock purchase plans. For the six months ended June 30, 2006, financing activities used cash of $2.8 million primarily due to the payment of $3.2 million for dividends on the Series A Preferred Stock, offset by $0.4 million provided from the issuance of common stock under our employee stock option and stock purchase plans.

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of June 30, 2007 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Accrued dividends (1)	$945	$945	$—	$—	$—
Operating leases (2)	13,662	4,013	9,426	223	—

Total contractual obligations	$14,607	$4,958	$9,426	$223	$—

Other Commercial Commitments
Standby letters of credit (3)	$2,440	$2,074	$—	$366	$—

Total commercial commitments	$2,440	$2,074	$—	$366	$—

(1)	The Series A Preferred Stock holders had an option to convert and receive, when declared by the Board, dividends equal to the total previously unpaid dividends payable from effective date of conversion through June 1, 2007 at a rate of $1.375 per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common shares or any combination thereof at the option of the Company. See Note 8 of our notes to consolidated financial statements included herein. No shares were converted on or before the option date of June 1, 2007.
(2)	In 2006, the Company subleased 33% of the San Rafael, California facility and 100% of the San Marcos, California facility. In the schedule above, the sublease income has been deducted from the future minimum rentals required under each master lease.
(3)	The less than 1 year amount of $2.0 million includes a $1.0 million letter of credit in favor of the State of New Jersey under its contract and a $1.0 million letter of credit in favor of another customer under its contract. The remainder represents security deposits for leased facilities.

We believe that we will have sufficient liquidity and capital resources to fund our obligations through the next twelve months, including the purchase of the CPR assets of Misys Hospital Systems, Inc. further denoted in Note 15 of our notes to the Condensed Consolidated Statements included herein. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing associated with revenue recognition, our accounts receivable collections and other payments. In addition, cash used in investing activities may fluctuate due to our software development efforts, any acquisition or disposition we may undertake, and costs associated with our investments in fixed assets and information technology. For additional discussion, see Part II, Item 1A. Risk Factors.

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

The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of June 30, 2007 (in thousands, except average interest rates):

		Aggregate Fair Value
Cash and cash equivalents:
Cash (1)		$22,605
Money Market funds		8,867

Total cash and cash equivalents		$31,472

Short-term investments:
Certificates of Deposit		$2,074
Corporate debt securities		15,527
Debt issued by the US government		4,936
Municipal Bonds		1,000

Total short-term investments		$23,537

Investments:
Corporate debt securities		$—
Debt securities issued by the US government		1,209

Total long-term investments		$1,209

	Aggregate Fair Value	Weighted Average Interest Rate
Summary:
Cash	$22,605	4.49%
Money Markets	8,867	5.18%
Certificates of Deposit	2,074	4.70%
Corporate debt securities	15,527	5.06%
Debt issued by US government	6,145	4.93%
Municipal Bonds	1,000	5.23%

	$56,218	4.73%

(1)	Excluded from the fair value of the principal amounts of cash is $2.3 million, which is restricted cash that is held in escrow for rental properties, and meeting customer performance expectations.

Performance of Equity Markets

The performance of the equity markets can have an effect on our operations as certain of our variable life insurance policies have premiums invested in equity securities.

Foreign Currency Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. Changes in foreign exchange rates did not materially impact our results of operations. For the three months ended June 30, 2007, less than 2% of total revenue was denominated in currencies other than the U. S. dollar and less than 2% of our total direct and operating costs were incurred in currencies other than the U. S. dollar.

Item 4.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board of Directors. As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation to ensure that information we are required to disclose in reports that we file or submit under the

Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We Have Incurred Losses from Continuing Operations for the Four Years Prior to 2006. Our Losses Have Adversely Affected Our Ability to Compete.

While we had income from continuing operations of $11.9 million for the year ended December 31, 2006 and $4.8 million for the six months ended June 30, 2007, we incurred losses from continuing operations of $1.5 million, $34.8 million, $19.0 million and $19.9 million for the years ended December 31, 2005, 2004, 2003 and 2002, respectively.

Our historical losses have impaired our ability to market our products and services in competition against companies that are more profitable. If we are unable to sustain profitability, it may impair our ability to compete effectively.

Failure to Maintain Effective Internal Controls Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price.

We have documented and tested our internal control procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Our annual management assessment of the effectiveness of our internal control over financial reporting was included in our Annual Report on Form 10-K, filed with the SEC on March 16, 2007, under Item 9A. Controls and Procedures. As reported in that Annual Report, our management believes that our internal control over financial reporting and disclosure controls and procedures are effective as of December 31, 2006. Further, our management believes that our internal control over financial reporting and disclosure controls and procedures are effective as of June 30, 2007.

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

Our Ability to Borrow or Issue Additional Shares of Preferred Stock Is Restricted by the Terms of Our Series A Preferred Stock.

The Certificate of Designation governing our Series A Preferred Stock provides that so long as at least 600,000 shares of Series A Preferred Stock are outstanding, at least 66  2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock shall be required to approve the incurrence by QuadraMed of any long-term senior indebtedness of QuadraMed in an aggregate principal amount exceeding $8.0 million, excluding certain prior existing indebtedness. Furthermore, the Certificate of Designation requires the affirmative vote of a majority of any outstanding shares of the Series A Preferred Stock prior to the authorization or creation of, or increase in the authorized amount of, any shares of any class or series (or any security convertible into shares of any class or series) ranking senior to or on par with the Series A Preferred Stock in the distribution of assets upon any liquidation, dissolution or winding up of QuadraMed or in the payment of dividends. This may hinder or delay our ability to borrow funds or issue preferred stock.

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

In addition to the foregoing, a significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to third-party software embedded within our software applications. The cost of third-party software royalties and licenses, as a percentage of total cost of revenue, was approximately 26%, 21% and 20% for the years ended December 31, 2006, 2005 and 2004. For both of the six months ended June 30, 2007 and 2006, third-party software royalties and licenses, as a percentage of total cost of revenue, was 26%. Generally, royalty fees for third-party licenses will fluctuate based on revenue or the number of our customers and therefore will fluctuate on a quarter-to-quarter basis.

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

We Could Experience a Significant Impact on Our Revenue if Our Customers Do Not Renew Maintenance Contracts.

We derive a significant percentage of our revenue, including 41% of our total revenue for the three month period ended June 30, 2007 and 44% of our total revenue for the three month period ended June 30, 2006, from maintenance services. We provide maintenance services under maintenance contracts to many of our customers in connection with our healthcare information technology products. In general, these maintenance contracts renew on an annual basis. If a significant portion of these maintenance contracts were not renewed, our maintenance revenues would decline which could have a material adverse effect on our total revenue for the period(s) in which the maintenance contracts were discontinued.

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

Each share of our Series A Preferred Stock is convertible into 8.0645 shares of our common stock, and the Series A Preferred Stockholders may convert at any time. If all of our Series A Preferred Stock is converted into common stock, the shares issued upon this conversion will total approximately 42.2% of our outstanding common stock. In addition, many of our Series A Preferred Stockholders own common stock. Therefore, although these stockholders may not acquire majority control upon conversion of their Series A Preferred Stock, if these distinct stockholders were to act together, they will have the ability to exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors, the approval of mergers or other business combinations, and other significant corporate actions. This ability to influence our affairs might not be advantageous to our other stockholders.

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

Throughout our history, we have made many acquisitions and have encountered significant challenges integrating the acquired businesses into our operations. In recent years, we have made significant progress toward that integration. However, we continue to support different technology platforms. In the future, we plan to make investments in or acquire additional complementary businesses, products, services or technologies. These investments and acquisitions, including our acquisition of the CPR assets and related business of Misys Hospital Systems, Inc., as discussed in the “Recent Event” section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, will create new integration challenges. Some of the challenges we have encountered, and may encounter with acquisitions in the future, in integrating acquired businesses include:

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

Computer products used or intended for use in the diagnosis, cure, mitigation, treatment or prevention of diseases or other conditions or that affect the structure or function of the body are subject to regulation by the U.S. Food and Drug Administration (“FDA”) under the Federal Food, Drug and Cosmetic Act (“Act”). Our Laboratory solutions are considered Class I medical devices that are regulated under the Act and amendments to the Act (Class I is the least restrictive and regulated of the three classes for medical devices under the Act). While we were required to register, and have registered, our Laboratory solutions with the FDA, they are exempted from the FDA’s more onerous and costly premarket notification procedures.

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

New Government Regulations and Implementation of New Components of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) Could Require Substantial Modification to our Coding, Compliance and Healthcare Information System Software.

The Centers for Medicare and Medicaid Services (CMS) has mandated the use of a new Inpatient Prospective Payment System for acute care hospitals. The new Medicare Severity Diagnosis Related Groups or MS-DRG will utilize severity of illness adjusted grouping logic to determine reimbursement for hospitals beginning in October of 2007. Additionally CMS has mandated the reporting of an indication that an illness or diagnosis was present at the time the patient was admitted so as to be able to track additional complications that occurred while a patient was receiving inpatient care. These are substantial changes and require modifications to our software products.

Also pending additional enactment legislation is the continuing evolution of HIPAA. Major pending changes include the migration to an updated version (5010) of all electronic transaction sets defined by HIPAA, the implantation of a new transaction (275) to communicate additional information about a healthcare claim by establishing standards for an electronic “Claims Attachment” and significantly the pending adoption of ICD-10-CM and ICD-10-PCS codes sets, rules and guidelines as a replacement for the current ICD-9CM guidelines. Additionally the implementation of a National Provider Identifier (NPI) that identifies providers of care is well underway. Collectively these and many other mandated regulatory changes, like movement to a Pay for Performance model, will require us to change our systems and our methods which could require a significant expenditure of software development capital and decrease future business prospects for our current product lines.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 9, 2007, we issued 100,000 inducement stock options to purchase shares of our common stock with an exercise price of $3.00 per share to Brook A. Carlon, our Senior Vice President of Human Resources, as an inducement to her employment by the Company. These options vest with respect to 25% of the option shares upon completion of one year of service measured from the date of grant; the remaining 75% of the option shares vest in a series of 36 equal successive installments upon the completion of each additional month of service thereafter, subject to acceleration in the event of a change in control and certain termination events. These stock options have a maximum term of ten years, subject to earlier cancellation upon termination of Ms. Carlon’s service with the Company in certain circumstances.

These inducement stock options were issued outside of our stock plans in connection with the offer of employment to Ms. Carlon. The offer and sale of the inducement stock options to Ms. Carlon was made pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering, and regulations promulgated thereunder.

Item 4.	Submission of Matters to a Vote of Security Holders

The results of the voting at the Company’s 2007 Annual Meeting of Stockholders, held on June 7, 2007, were previously reported by the Company in its Current Report on Form 8-K filed with the SEC on June 11, 2007.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRAMED CORPORATION

Date: August 9, 2007	By:	/S/ KEITH B. HAGEN
Keith B. Hagen
Chief Executive Officer

Date: August 9, 2007	By:	/S/ DAVID L. PIAZZA
David L. Piazza
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1**	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith