Form 10-Q
period 2007-09-30
QUADRAMED CORP
filed 2007-11-13
CIK 1018833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of November 9, 2007, there were 44,587,550 shares of the Registrant’s common stock outstanding, par value $0.01.

QUADRAMED CORPORATION

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2007 and 2006	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive (Loss) Income (unaudited) for the nine months ended September 30, 2007	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2007 and 2006	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	35

Item 6.	Exhibits	44

	Signatures	45

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$10,729	$32,596
Short-term investments	13,222	10,703
Accounts receivable, net of allowance for doubtful accounts of $1,636 and $2,612, respectively	21,195	20,358
Unbilled receivables	6,428	4,253
Deferred contract expenses	7,227	5,438
Prepaid expenses and other current assets, net of allowance on other receivable of $910 and $833, respectively	6,279	5,410

Total current assets	65,080	78,758
Restricted cash	2,379	2,341
Long-term investments	1,242	1,244
Property and equipment, net of accumulated depreciation and amortization of $22,402, and $21,131, respectively	3,439	2,557
Goodwill	40,496	25,983
Intangible assets	12,547	2,132
Other non-current assets	3,179	3,183

Total assets	$128,362	$116,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,500	$3,493
Accrued payroll and related expenses	8,812	8,720
Accrued exit cost of facility closing	1,338	1,547
Dividends payable	1,375	3,775
Deferred revenue	51,864	46,347
Other accrued liabilities	3,266	4,119

Total current liabilities	72,155	68,001

Accrued exit cost of facility closing, net of current	1,099	2,066
Deferred income taxes	1,267	1,042
Other long-term liabilities	2,801	2,618

Total liabilities	77,322	73,727

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.01 par, 5,000 shares authorized, 4,000 shares issued and outstanding, respectively	96,144	93,290
Common stock, $0.01 par, 150,000 shares authorized; 44,841 and 43,678 shares issued and 44,384 and 43,221 outstanding, respectively	449	437
Shares held in treasury	(5)	(5)
Additional paid-in-capital	308,520	304,504
Accumulated other comprehensive loss	(31)	(49)
Accumulated deficit	(354,037)	(355,706)

Total stockholders’ equity	51,040	42,471

Total liabilities and stockholders’ equity	$128,362	$116,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue
Services	$4,348	$4,107	$12,887	$9,845
Maintenance	14,115	14,802	42,274	42,605
Installation and other	3,081	2,894	8,323	9,050

Services and other revenue	21,544	21,803	63,484	61,500
Licenses	10,940	10,883	29,129	31,268
Hardware	424	346	3,863	1,220

Total revenue	32,908	33,032	96,476	93,988

Cost of revenue
Cost of services and other revenue	9,722	6,307	25,434	19,977

Royalties and other	4,237	3,034	11,273	8,789
Amortization of acquired technology and capitalized software	—	748	825	2,699

Cost of license revenue	4,237	3,782	12,098	11,488

Cost of hardware revenue	146	347	3,533	1,093

Total cost of revenue	14,105	10,436	41,065	32,558

Gross margin	18,803	22,596	55,411	61,430

Operating expense
General and administration	4,464	4,325	12,916	15,143
Software development	8,144	7,814	23,218	24,815
Sales and marketing	4,536	3,798	12,345	11,037
Amortization of intangible assets and depreciation	707	1,035	2,505	3,239

Total operating expenses	17,851	16,972	50,984	54,234

Income from operations	952	5,624	4,427	7,196

Other income (expense)
Interest expense, includes non-cash charges of $20, $85 and $104, $306, respectively	(24)	(85)	(107)	(311)
Interest income	699	501	1,916	1,266
Other income	17	40	503	94

Other income	692	456	2,312	1,049

Income from operations before income taxes	$1,644	$6,080	$6,739	$8,245
Provision for income taxes	(142)	(101)	(413)	(262)

Net income	$1,502	$5,979	$6,326	$7,983
Preferred stock dividends, premium and accretion	(2,024)	(1,522)	(4,657)	(4,519)

Net (loss) income attributable to common shareholders	$(522)	$4,457	$1,669	$3,464

(Loss) income per share
Basic	$(0.01)	$0.11	$0.04	$0.08
Diluted	$(0.01)	$0.08	$0.04	$0.08
Weighted average shares outstanding
Basic	43,846	42,156	43,881	41,788

Diluted	43,846	78,093	47,320	45,674

The accompanying notes are an integral part of these condensed consolidated financial statements

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Preferred Stock		Common Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2006	4,000	$93,290	43,678	$437	(457)	$(5)	$304,504	$(49)	$(355,706)	$42,471

Issuance of common stock	—	—	1,122	12	—	—	2,060	—	—	2,072

Preferred stock dividends	—	—	—	—	—	—	—	—	(1,803)	(1,803)

Issuance of common stock under ESPP program	—	—	41	—	—	—	122	—	—	122

Accretion of preferred stock	—	2,854	—	—	—	—	—	—	(2,854)	—

Amortization of deferred compensation	—	—	—	—	—	—	288	—	—	288

Stock-based compensation	—	—	—	—	—	—	1,546	—	—	1,546

Net unrealized gain on available-for- sale securities	—	—	—	—	—	—	—	23	—	23

Foreign currency translation	—	—	—	—	—	—	—	(5)	—	(5)

Net income	—	—	—	—	—	—	—	—	6,326	6,326

Balance, September 30, 2007	4,000	$96,144	44,841	$449	(457)	$(5)	$308,520	$(31)	$(354,037)	$51,040

The accompanying notes are an integral part of these condensed consolidated financial statements

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities
Net income	$1,502	$5,979	$6,326	$7,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	707	1,782	3,331	5,936
Deferred compensation amortization	95	96	287	290
Dividend discount amortization	2	69	50	251
Provision for bad debts	—	—	181	820
Stock-based compensation	807	228	1,546	697
Gain on sales of investments	(14)	—	(43)	—
Interest expense on note payable	18	18	54	57
Interest income on investments	(25)	—	(75)	—
Other	—	—	—	(21)

Changes in assets and liabilities:
Accounts receivable	1,423	2,453	2,873	5,935
Prepaid expenses and other	41	1,910	4,912	2,196
Accounts payable and accrued liabilities	3,563	(644)	(1,013)	(5,234)
Deferred revenue	(4,013)	(8,858)	(539)	(6,472)

Cash provided by operating activities	4,106	3,033	17,890	12,438

Cash flows from investing activities
Decrease (increase) in restricted cash	56	82	(38)	105
Purchases of available-for-sale securities	(13,279)	(6,030)	(46,799)	(6,707)
Proceeds from sale of assets and available-for-sale securities	23,624	1,951	44,323	2,609
Purchases of property and equipment	(934)	(231)	(1,474)	(731)
Cash paid in the acquisition of the Computerized Patient Record business	(33,674)	—	(33,674)	—
Other	(26)	(30)	(36)	5

Cash used in investing activities	(24,233)	(4,258)	(37,698)	(4,719)

Cash flows from financing activities
Payment of preferred stock dividends	(1,375)	(1,625)	(4,253)	(4,875)
Proceeds from issuance of common stock and other	759	181	2,194	599

Cash used in financing activities	(616)	(1,444)	(2,059)	(4,276)

Net (decrease) increase in cash and cash equivalents	(20,743)	(2,669)	(21,867)	3,443

Cash and cash equivalents, beginning of period	31,472	39,154	32,596	33,042

Cash and cash equivalents, end of period	$10,729	$36,485	$10,729	$36,485

Supplemental disclosure of cash flow information
Cash paid for taxes	$32	$13	$514	$26

Non-cash transfer of liabilities for implementation of SAB 108 to accumulated deficit	$—	$—	$—	$1,915

Dividends declared	$1,803	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

1. THE COMPANY

The business mission of QuadraMed Corporation, incorporated in the state of Delaware, along with our subsidiaries (“QuadraMed” or the “Company”), provides products that advance the success of healthcare organizations through IT solutions that leverage quality care into positive financial outcomes. QuadraMed offers health information management (“HIM”) processes and systems combined with patient accounting systems through our “Care-Based Revenue Cycle” solutions. Our products and services are sold to healthcare organizations of varying size, from small single entity hospitals to large multi-facility care delivery organizations, acute care hospitals, specialty hospitals, Veterans Health Administration facilities and associated/affiliated businesses such as outpatient clinics, long-term care facilities, and rehabilitation hospitals. Our products are sold as standalone, bundled or fully integrated software packages. In September 2007, we acquired the assets and related business of Misys Computerized Patient Record (“CPR Business”).

QuadraMed’s driving principles include: maintaining long-term client relationships, building a culture of customer care, focusing on innovation as the key to success, and striving to always deliver value. QuadraMed offers innovative, user-friendly software applications designed and developed by the healthcare professionals and software specialists we employ.

In the healthcare market, clinical information and quality measurements are becoming drivers of revenue management. Access management, financial decision support, HIM processes and systems combined with patient accounting systems are driving revenue management improvements and the movement to new quality-based reimbursement models. As evolving reimbursement scenarios will challenge hospitals to leverage quality of care into appropriate payment, we believe that clients committing to QuadraMed’s “Care-Based Revenue Cycle” solutions will realize improved financial performance. QuadraMed’s goal is to assist our clients in attaining significant improvement in financial success by leveraging quality of care into positive financial outcomes through performance-based IT solutions. We seek to accomplish this goal by delivering healthcare information technology products and services that support the healthcare organizations’ efforts to improve the quality of the care they provide and the efficiency with which it is delivered.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. We suggest that you read these interim financial statements in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007. In the opinion of

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007

(unaudited)

management, the condensed consolidated financial statements for the periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the entire year ending December 31, 2007.

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007

(unaudited)

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

QuadraMed recognizes revenue when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered; we no longer have significant obligations with regard to implementation; the fee is fixed and determinable; and collectibility is probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. The Company considers all arrangements with payment terms extending beyond 180 days to be neither fixed nor determinable. Revenue for arrangements with extended payment terms is recognized when the payments become due, provided all other recognition criteria are satisfied. The Company typically defers revenue and recognizes revenue on a cash basis for renewals of term license and support if the Company’s initial assessment is modified by facts and circumstances and collection is no longer deemed probable. Revenue may also be deferred and recognized on a cash basis if there is a contractual dispute and payments are delayed. Revenue is recognized when the collection becomes reasonably assured and/or the contract dispute is resolved.

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007

(unaudited)

Contract accounting is applied where services include significant software modification, installation or customization. In such instances, the services and license fee is accounted for in accordance with SOP 81-1, whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. QuadraMed uses the completed-contract method of revenue recognition rather than the percentage-of-completion method for contracts with short implementation service periods (typically less than 3-9 months) and in circumstances in which the Company’s financial position and results of operations would not vary materially from those resulting from the use of the percentage-of-completion method. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and judgment related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting can affect the amounts of revenue and related expenses reported in its consolidated financial statements. The Company classifies revenues from these arrangements as license, installation, hardware, and services revenue based on the estimated fair value of each element using the residual method, and revenues are reflected in respective revenue categories in our consolidated financial statements.

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007

(unaudited)

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

Goodwill and Intangible Assets

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The determination of fair value of the identifiable net assets acquired was determined based upon a third party valuation and evaluation of other information.

SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. We elected to perform its annual analysis during the first quarter of each fiscal year and no indicators of impairment have been identified.

Intangible assets subject to amortization include trademarks, customer marketing and technology related assets. Such intangible assets are amortized based on the estimated economic benefit over their estimated useful lives, which are generally two to ten years.

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. We had no such impairments for the nine months ended September 30, 2007 and 2006.

Accounting for and Disclosure of Guarantees and Indemnifications

QuadraMed’s software license agreements generally include a performance guarantee that QuadraMed’s software products will substantially operate as described in the applicable program documentation for a period of 90 days after delivery. QuadraMed also generally warrants that services performed will be provided in a manner

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007

(unaudited)

consistent with reasonably applicable industry standards. To date, QuadraMed has not incurred any material costs associated with these warranties. QuadraMed’s software license agreements typically provide for indemnification of customers for claims for infringement of intellectual property. To date, no such claims have been filed against the Company.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values, using prescribed options-pricing models. We have adopted SFAS No. 123(R) for our fiscal year beginning January 1, 2006. See Note 12—Stock-based Compensation.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4”) was issued and is effective for fiscal years beginning after December 15, 2007. EITF 06-4 requires that, for split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106. EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. We do not expect the adoption to have a material impact on our results of operations or on our financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently analyzing the impact, if any, of SFAS No. 157 on our results of operations or our financial position.

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007

(unaudited)

4. ACQUISITION OF THE MISYS COMPUTERIZED PATIENT RECORD BUSINESS

On September 23, 2007, the Company, through QuadCopper, LLC, a Delaware limited liability company and indirect, wholly-owned subsidiary of the Company, completed its acquisition of substantially all of the Computerized Patient Record (“CPR”) assets and related business (the “CPR Business”) from Misys Hospital Systems, Inc. (“MHS”), a division of Misys plc, pursuant to the previously announced asset purchase agreement (the “Agreement”), dated July 22, 2007, by and among MHS, Misys plc, QuadCopper LLC, and the Company. Pursuant to the terms of the Agreement, the Company paid $33 million in cash for the CPR Business. As a result of the acquisition, QuadraMed believes that it is in a better position to compete for clinical information systems business in large hospitals and multi-facility engagements and further believes that it provides the opportunity to compete as a single-source supplier of clinical, administrative and financial applications.

The total purchase price, including related acquisition costs of approximately $0.7 million, was approximately $33.7 million. The cash used by the Company to acquire the CPR Business came from the Company’s available cash and the conversion of short term investments to cash. No gains or losses were recorded as the investments were not sold prior to their maturity dates.

The results of the CPR Business operations have been included in the consolidated financial statements since the date of acquisition.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

CPR Business assets and liabilities		$6,761
Identifiable intangible assets
Trade Names (2 years - straight line amortization)	300
Technology (10 years - sum of years digits amortization)	5,400
Customer Relationships (10 years - sum of years digits amortization)	6,700

Total identifiable intangible assets		12,400
Goodwill		14,513

Net Asset Acquired		$33,674

We expect that the purchase price allocation will be finalized by December 31, 2007.

The purchase price includes $14.5 million in goodwill, which will be amortized over 15 years for income tax purposes.

The following table summarizes unaudited pro forma financial information assuming that the CPR Business acquisition had occurred on January 1, 2006. This unaudited pro forma financial information was prepared by adding the operations of the CPR Business, as operated by Misys, to QuadraMed’s actual operating results for the same periods, with adjustments for elements excluded by the Agreement. These pro forma operating results do

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007

(unaudited)

not represent what we believe would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position:

	Pro forma Three months ended September 30,		Pro forma Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited - in thousands)		(Unaudited - in thousands)
Revenue	$38,677	$39,923	$116,887	$115,327
Net income attributable to common shareholders	$(2,661)	$2,196	$(4,056)	$(4,273)
Basic earnings per share	$(0.06)	$0.05	$(0.09)	$(0.10)
Diluted earnings per share	$(0.06)	$0.05	$(0.09)	$(0.10)

5. EXIT COST OF FACILITY CLOSINGS

Financial Services Division

Due to increasing operating losses in our Financial Services Division (“FSD”), and the lack of a qualified buyer for the business, we announced the shutdown of this division on December 15, 2004. The shutdown of this division was completed on February 14, 2005. The lease associated with this facility does not terminate until May 2008. Our annual cost under the lease is approximately $0.2 million for the remainder of 2007 and $0.3 million in 2008. At the time of the facility closing, we estimated the facility closing costs based upon then current and available market information related to potential sublease rental income, sublease commission costs and the length of time expected to secure a sublease. We have continued to evaluate those assumptions on an annual basis and have adjusted our accrued liability in accordance with SFAS No. 146. During 2006, the Company secured a sub-tenant for 100% of the space.

Headquarters Relocation

During the fourth quarter of 2004, we vacated and closed our San Rafael, California facility as a result of the relocation of our headquarters to Reston, Virginia. The San Rafael lease payments total approximately $2.1 million for the remainder of 2007 through 2009, including the Company’s share of common costs. The Company estimated its liability under its operating lease agreement, such estimate being reduced by the estimated sublease rental income. The present value of the estimated liability was recorded as an accrued exit cost of facility closing. The lease for this facility terminates in December 2009. We actively marketed and subleased 33% of the vacant San Rafael, California facility in 2006. We continue to actively market for sublease the remaining space.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007

(unaudited)

The following table sets forth a summary of the exit cost charges and accrued exit costs for both the San Marcos, California and San Rafael, California facilities as of September 30, 2007 and 2006 (in thousands):

	September 30, 2007	December 31, 2006
Exit Costs for the San Rafael Facility:
Accrued exit cost of facility closing, beginning of period	$3,078	$4,217
Principal reductions	(854)	(741)

Accrued exit cost of facility closing, end of period	$2,224	$3,476

Exit Cost for the San Marcos Facility:
Accrued exit cost of facility closing, beginning of period	$534	$1,275
Principal reductions	(321)	(1,138)

Accrued exit cost of facility closing, end of period	$213	$137

Total Exit Cost Charges and Accrued Exit Costs	$2,437	$3,613

Summary:
Accrued Exit Cost Liability
Short-term	$1,338	$1,547
Long-term	1,099	2,066

Total	$2,437	$3,613

6. EMPLOYMENT MATTERS

The Company and its legal counsel have recently completed a Company initiated review of job descriptions and employee wage/hour classifications. As a result, the Company has changed the wage/hour classifications for certain employees to ensure compliance with applicable law and will pay past overtime to the affected employees at the end of November. In connection therewith, the Company has recorded $1.5 million of additional compensation expense in the three and nine month periods ended September 30, 2007.

During the first quarter of fiscal year 2006, the Company announced a corporate reorganization and a reduction in our workforce of 37 positions. The Company recorded a charge for severance and related costs of approximately $0.3 million, associated with terminated employees, in the Company’s results of operations for the quarter ended March 31, 2006.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of Goodwill are as follows (in thousands):

Balance, as of December 31, 2006	$25,983
Additions: Goodwill related to the CPR Acquisition	14,513

Balance, as of September 31, 2007	$40,496

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007

(unaudited)

Other intangible assets consisted of the following (in thousands):

	As of September 30, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets
Customer relationships	$18,749	$(11,919)	$6,830	$12,049	$(10,919)	$1,130
Trade Names	2,190	(1,890)	300	1,890	(1,810)	80
Technology	21,947	(16,530)	5,417	16,547	(15,625)	922

Total amortizable intangible assets	$42,886	$(30,339)	$12,547	$30,486	$(28,354)	$2,132

Intangible assets are amortized over a period of two to ten years, which the Company estimated to reflect their useful lives.

Amortization of acquired technology, a component of other intangible assets, for the three months ended September 30, 2007 and 2006 was zero and $0.7 million, respectively. For the nine months ended September 30, 2007 and 2006, amortization of acquired technology was $0.8 million and $2.2 million, respectively, and is included in cost of license revenue for the respective periods. For the three months ended September 30, 2007 and 2006, amortization expense, other than acquired technology was $0.3 million and $0.5 million, respectively which was included in amortization of intangible assets and depreciation on the consolidated statements of operations. For the nine months ended September 30, 2007 and 2006, amortization expense, other than acquired technology, was $1.1 million and $1.7 million, respectively.

We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ended December 31, 2007	$780
For the years ended December 31,
2008	2,380
2009	2,102
2010	1,750
2011	1,510
2012	1,270
Thereafter	2,755

$12,547

8. LINE OF CREDIT

On December 5, 2006, QuadraMed entered into a working capital line of credit agreement with our principal bank, under which we may borrow up to $2.0 million. This credit facility is secured by 90-Day Certificates of Deposits. Borrowings under the line of credit bear interest at varying rates based on an independent index which is defined as the rate charged by the Lender on the underlying Certificates of Deposit plus 1.5 basis points. As of September 30, 2007 the current interest rate is 6.45% per annum. The line of credit has a stated maturity of December 1, 2007. There have been no borrowings, and there is no balance outstanding associated with this line of credit as of September 30, 2007 or as of December 31, 2006.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007

(unaudited)

9. SERIES A PREFERRED STOCK

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007

(unaudited)

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

As a result of the aforementioned discounted dividend feature, at the date of issuance of the Series A Preferred Stock, the Company recorded dividends payable of $15.2 million, which represents the present value of the three-year dividends. The present value adjustment of $1.3 million is being amortized over three years as interest expense using the effective interest rate method. For the three months ended September 30, 2007 and 2006, interest expense totaled $2,000 and 67,000, respectively, and totaled $50,000 and $0.3 million for the nine months ended September 30, 2007 and 2006, respectively. As a result of the conclusion of the three year mandatory dividend period, the Company declared non-mandatory dividends of $1.8 million as of September 30, 2007.

The carrying value of the Series A Preferred Stock was also reduced by $15.2 million, which represents the imputed discount on the Series A Preferred Stock and which has been accreted over three years using the effective interest rate method. Accretion on the preferred stock discount which was charged to accumulated deficit was $0.2 million and $1.3 million for the three month period ended September 30, 2007 and 2006, respectively, and was $2.9 million and $3.8 million for the nine months ended September 30, 2007 and 2006, respectively. If any Series A Preferred Stock shares had been converted prior to the end of the three-year period, the related accretion would have been accelerated. The Company determined that there was no beneficial conversion feature attributable to the Series A Preferred Stock.

The following table summarizes the Series A Preferred Stock activities (in thousands):

		As of September 30, 2007
Total issued		$100,000
Less: Issuance cost		(3,856)
Less: Unaccreted discount
Original present value of discount	(15,174)
2007 preferred stock accretion	2,854
2006 preferred stock accretion	5,059
2005 preferred stock accretion	4,796
2004 preferred stock accretion	2,465	—

Carrying value of preferred stock at September 30, 2007		$96,144

10. RESTRICTED STOCK GRANTS

During the three and nine months ended September 30, 2007 and 2006, there was no common stock issued as a result of restricted stock grants. These grants are periodically made to certain senior executives for no monetary consideration. The majority of the Company’s restricted shares fully vest over three to four years. QuadraMed has recorded the fair value of the restricted shares on the date they were granted as deferred compensation within the Stockholders’ Equity section of the Condensed Consolidated Balance Sheets. This amount is amortized over the period in which the restrictions lapse. Compensation expense associated with the grants of restricted stock totaled $0.1 million for both of the three months ended September 30, 2007 and 2006 and $0.3 million for each of the nine month periods ended September 30, 2007 and 2006.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007

(unaudited)

As of September 30, 2007, 580,000 restricted shares remained subject to forfeiture.

11. NET INCOME (LOSS) PER SHARE AND COMPREHENSIVE INCOME (LOSS)

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

For the three months ended September 30, 2007, common stock equivalent options and warrants to purchase 7.1 million shares of common stock have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future. For the nine months ended September 30, 2007, common stock equivalent options to purchase 3.0 million shares of common stock have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. These shares could dilute earnings per share in the future. For the three months ended September 30, 2006, common stock equivalent options to purchase 6.5 million shares of common stock have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. For the nine months ended September 30, 2006, common stock equivalent options to purchase 6.5 million shares of common stock have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

For the three and nine months ended September 30, 2007, preferred shares convertible to 32.2 million shares of common stock have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. For the nine months ended September 30, 2006, preferred shares convertible to 32.2 million shares of common stock have been excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted income per common share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)		(in thousands, except per share data)
Net (loss) income attributable to common shareholders - basic	$(522)	$4,457	$1,669	$3,464
Preferred stock dividends, premiums and accretion	—	1,522	—	—

Net (loss) income attributable to common shareholders - diluted	$(522)	$5,979	$1,669	$3,464

Weighted average common shares outstanding - basic	43,846	42,156	43,881	41,788
Dilutive effect of preferred stock	—	32,258	—	—
Dilutive effect of warrants	—	2,753	2,063	2,984
Dilutive effect of common stock equivalents	—	926	1,376	902

Weighted average common shares outstanding - diluted	43,846	78,093	47,320	45,674

Income per common share:
Basic	$(0.01)	$0.11	$0.04	$0.08
Diluted	(0.01)	0.08	0.04	0.08

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007

(unaudited)

The components of QuadraMed’s comprehensive income include the unrealized gain (loss) on available-for-sale securities and foreign currency translation adjustment. The following table sets forth the computation of comprehensive income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net (loss) income attributable to common shareholders	$(522)	$4,457	$1,669	$3,464
Unrealized gain (loss)	28	19	23	(24)
Foreign currency translation adjustment	70	(16)	(5)	(41)

Comprehensive (loss) income	$(424)	$4,460	$1,687	$3,399

12. STOCK-BASED COMPENSATION

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R)’s fair value method of accounting for share-based payments, using the modified prospective transition method. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123. Under the modified prospective method, compensation cost recognized in both of the three month periods ended September 30, 2007 and 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of the adoption date of SFAS No. 123(R), based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, less estimated forfeitures, and (b) compensation costs for all share-based payments granted and vested subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Stock-based compensation expense for the three months ended September 30, 2007 and 2006 totaled $0.8 million and $0.2 million, respectively, and $1.5 million and $0.7 million for the nine month periods ended September 30, 2007 and 2006, respectively and is allocated to the various expense categories to be aligned with the other employee related costs. There was no income tax benefit or excess tax benefit related to stock-based compensation during the three and nine months ended September 30, 2007 and 2006. There were no capitalized stock-based compensation costs for the three and nine months ended September 30, 2007 and 2006.

Stock Incentive Plans

The Company has issued stock options and restricted stock under its 1996 Stock Incentive Plan (the “1996 Plan”), the 1999 Supplemental Stock Option Plan (the “1999 Plan”), and the 2004 Stock Compensation Plan (the

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007

(unaudited)

“2004 Plan”), all of which were approved by stockholders. The 2004 Plan superseded the 1996 Plan, as amended, and the 1999 Plan, as amended, although stock options and restricted stock under the 1996 and 1999 Plans outstanding as of that date remain subject to the terms of those plans. Significant grants were made outside these plans pursuant to contracts with executives as an inducement to employment. Total non-plan stock options outstanding at September 30, 2007 were 1,325,000.

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

The exercise price per share for an incentive stock option cannot be less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value on the date of grant. Option grants under the 1996 Plan generally expire 10 years from the date of grant and generally vest over a four-year period. Options granted under the 1996 Plan are exercisable subject to the vesting schedule. QuadraMed’s stockholders had authorized a total of 8,651,097 shares of common stock for grant under the 1996 Plan, of which 2,901,677 were outstanding at September 30, 2007. There were no shares available for grant under this plan at September 30, 2007.

1999 Supplemental Stock Option Plan

In 1999, QuadraMed’s Board of Directors approved the 1999 Plan. The 1999 Plan permits non-statutory option grants to be made to employees, independent consultants, and advisors who are not QuadraMed officers, directors, or Section 16 insiders. The 1999 Plan is administered by the Board of Directors or its Compensation Committee and was scheduled to terminate in March 2009. The exercise price of all options granted under the 1999 Plan may not be less than 100% of fair market value on the date of the grant. Options vest on a schedule determined by the Board of Directors or the Compensation Committee with a maximum option term of 10 years. QuadraMed’s stockholders had authorized a total of 3,519,258 shares of common stock for grant under the 1999 Plan, of which 965,929 were outstanding at September 30, 2007. There were no shares available for grant under this plan at September 30, 2007.

2004 Stock Compensation Plan

On April 1, 2004, QuadraMed’s Board of Directors approved the 2004 Plan. QuadraMed’s stockholders ratified the adoption of the 2004 Plan on May 6, 2004 at QuadraMed’s 2004 Annual Meeting of Stockholders. The 2004 Plan replaces the 1996 Plan and 1999 Plan with respect to the unissued shares of common stock that

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007

(unaudited)

were remaining in the 1996 Plan and the 1999 Plan on the date the 2004 Plan was ratified. Awards previously granted under the 1996 Plan and 1999 Plan remain subject to the terms of those plans. QuadraMed’s stockholders initially authorized 1,536,369 shares of common stock for grant under the 2004 Plan and increased the number of shares available to the 2004 Plan by 3,000,000 shares at the 2007 Annual Meeting of Stockholders on June 7, 2007. As a result, QuadraMed’s stockholders authorized a total of 4,536,369 shares of common stock, for grant under the 2004 Plan, of which, 3,181,250 were outstanding at September 30, 2007. There were 1,295,768 shares available for grant under this plan at September 30, 2007.

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

Employee Stock Purchase Plan

QuadraMed’s 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) was adopted by the Board of Directors in January 2002. A total of 703,450 shares of common stock are reserved for issuance under the 2002 Purchase Plan, pursuant to which eligible employees are able to contribute up to 10% of their compensation for the purchase of QuadraMed common stock at a purchase price of 85% of the lower of the fair market value of the shares on the first or last day of the six-month purchase period. Stock-based compensation expense relating to shares purchased on behalf of plan participants for the nine months ended September 30, 2007 and 2006 totaled $117,864 and $32,000, respectively.

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

	Number of Shares	Weighted Average Exercised Price	Intrinsic Value
Options outstanding, January 1, 2007	7,833	$3.61
Granted	2,413	3.09
Exercised	(1,076)	1.92
Cancelled	(729)	8.64

Options outstanding, September 30, 2007	8,441	$3.33	$3,642

Options exercisable, September 30, 2007	5,066	$3.56	$2,765

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007

(unaudited)

Stock-based compensation expense relating to stock options for the three months ended September 30, 2007 and 2006 totaled $0.8 million and $0.2 million, respectively, and $1.5 million and $0.7 million for the nine months ended September 30, 2007 and 2006, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at September 30, 2007 were 6.5 years and $3.6 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at September 30, 2007 were 4.6 years and $2.8 million, respectively. As of September 30, 2007, unrecognized compensation expense related to stock options totaled approximately $5.4 million, which will be recognized over a weighted average period of 1.6 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine months ended September 30,
	2007	2006
Expected dividend yield	—%	—%
Expected stock price volatility	85.97%	85.97%
Risk-free interest rate	4.20%	4.84%
Expected life of options	5.30 years	5.73 years

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

Based on the above assumptions, the weighted average estimated fair value of options granted during the three months ended September 30, 2007 and 2006 was $2.31 and $1.88, and $2.46 and $1.84 for the nine months ended September 30, 2007 and 2006, respectively.

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007

(unaudited)

A summary of our restricted stock awards as of September 30, 2007 is as follows (in thousands except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards, as of January 1, 2007	615	$1.77
Granted	—	—
Exercised Restrictions released	(35)	1.77
Cancelled Forfeited	—	—

Restricted stock awards, as of September 30, 2007	580	$1.77

Stock-based compensation expense relating to restricted share grants for each of the three month periods ended September 30, 2007 and 2006 totaled $0.1 million and was $0.3 million for each of the nine month periods ended September 30, 2007 and 2006. As of September 30, 2007, 580,000 restricted shares remained subject to forfeiture.

13. MAJOR CUSTOMERS

For the three and nine months ended September 30, 2007, sales to Veterans Health Administration facilities accounted for approximately 22% and 19%, respectively, of our total revenues and sales to The County of Los Angeles accounted for approximately 10% and 12%, respectively, of our total revenues. For the three and nine months ended September 30, 2006, sales to Veterans Health Administration facilities accounted for approximately 12% and 13%, respectively, of our total revenues. No other single customer accounted for 10% or more of our total revenues.

The Company is currently negotiating a renewal of its term license with the Veterans Health Administration for its fiscal year, which will end September 30, 2008. The Company is also currently permitting the Veterans Health Administration to continue its operation of the software while negotiations are being conducted, although the prior term expired on September 30, 2007.

14. INCOME TAXES

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2007

(unaudited)

A condensed roll forward of the Company’s unrecognized tax benefits is presented as follows (in thousands):

	Balance 12/31/06	Non-Equity Transition Adjustment	Adjusted Balance 1/1/07	Changes Through 9/30/07	Balance 9/30/07
Unrecognized tax benefits affecting tax rate upon recognition	$—	$—	$—	$—	$—
Unrecognized tax benefits not affecting tax rate or are offset by valuation allowances	—	(8,100)	(8,100)	—	(8,100)
Interest	—	—	—	—	—
Penalties	—	—	—	—	—

Total unrecognized tax benefits	$—	$(8,100)	$(8,100)	$—	$(8,100)

There is no material change to the amount of unrecognized tax benefits reported at September 30, 2007. The Company is maintaining its historical method of accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of its income tax expense.

As of January 1, 2007 open tax years in major jurisdictions date back to 1993 due to the taxing authorities’ ability to adjust operating loss carry forwards. No changes in settled tax years have occurred through September 30, 2007. The Company does not anticipate a material change to its total amount of unrecognized tax benefits within the next 12 months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement on Risks Associated With Forward-Looking Statements

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related notes. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The words “believe”, “expect”, “target”, “goal”, “project”, “anticipate”, “predict”, “intend”, “plan”, “estimate”, “may”, “will”, “should”, “could”, and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance, anticipated trends or growth in businesses, or other characterizations of future events or circumstances and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC from time to time.

Acquisition

On September 23, 2007, the Company completed its acquisition of substantially all of the Computerized Patient Record (“CPR”) assets and related business (the “CPR Business”) from Misys Hospital Systems, Inc. (“MHS”), a division of Misys plc, for $33.0 million in cash plus related acquisition costs of approximately $0.7 million, subject to certain adjustments, plus the assumption of specified obligations, specifically customer-related deferred revenues and certain lease liabilities pursuant to the definitive agreement, dated July 22, 2007, by and among MHS, Misys plc, QuadCopper, LLC and the Company. The full purchase price was financed with liquidity from available cash and investments. A copy of the asset purchase agreement was filed as an exhibit to QuadraMed’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 26, 2007. Audited Misys CPR historical financial statements for the Misys fiscal years ended May 31, 2007, 2006 and 2005, and the unaudited Misys CPR historical financial information as of and for the six months ended May 31, 2007 and for the twelve months ended November 30, 2006 were filed as exhibits to QuadraMed’s Current Report on Form 8-K/A, filed with the SEC on November 9, 2007. Due to the timing of the acquisition, this event did not have a significant impact on the condensed consolidated statement of operations and cash flow for the three and nine month periods ended September 30, 2007 and the condensed consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2007.

Results of Operations (unaudited)

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification (in thousands).

	Three months ended September 30,
	2007		2006
Revenue
Services	$4,348	13%	$4,107	12%
Maintenance	14,115	43%	14,802	45%
Installation and other	3,081	10%	2,894	9%

Services and other	21,544	66%	21,803	66%
Licenses	10,940	33%	10,883	33%
Hardware	424	1%	346	1%

Total revenue	32,908	100%	33,032	100%

Cost of revenue
Cost of services and other	9,722	45%	6,307	29%
Royalties and other	4,237	39%	3,034	28%
Amortization of acquired technology and capitalized software	—	0%	748	7%

Cost of licenses	4,237	39%	3,782	35%
Cost of hardware	146	34%	347	100%

Total cost of revenue	14,105	43%	10,436	32%

Gross margin	18,803	57%	22,596	68%

Operating expenses
General and administration	4,464	14%	4,325	13%
Software development	8,144	25%	7,814	24%
Sales and marketing	4,536	14%	3,798	11%
Amortization of intangible assets and depreciation	707	2%	1,035	3%

Total operating expenses	17,851	55%	16,972	51%

Income from operations	$952		$5,624

	Nine months ended September 30,
	2007		2006
Revenue
Services	$12,887	13%	$9,845	10%
Maintenance	42,274	44%	42,605	45%
Installation and other	8,323	9%	9,050	10%

Services and other	63,484	66%	61,500	65%
Licenses	29,129	30%	31,268	34%
Hardware	3,863	4%	1,220	1%

Total revenue	96,476	100%	93,988	100%

Cost of revenue
Cost of services and other	25,434	40%	19,977	32%
Royalties and other	11,273	39%	8,789	28%
Amortization of acquired technology and capitalized software	825	3%	2,699	9%

Cost of licenses	12,098	42%	11,488	37%
Cost of hardware	3,533	91%	1,093	90%

Total cost of revenue	41,065	43%	32,558	35%

Gross margin	55,411	57%	61,430	65%

Operating expenses
General and administration	12,916	13%	15,143	16%
Software development	23,218	24%	24,815	26%
Sales and marketing	12,345	13%	11,037	12%
Amortization of intangible assets and depreciation	2,505	3%	3,239	3%

Total operating expenses	50,984	53%	54,234	57%

Income from operations	$4,427		$7,196

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

Total revenue. Total revenue for the three months ended September 30, 2007 was $32.9 million compared to $33.0 million for the three months ended September 30, 2006. The net decrease of $0.1 million was comprised of a $0.2 million increase in services revenue, a $0.2 million increase in installation and other revenue, a $0.1 million increase in license revenue and a $0.1 million increase in hardware revenue, all of which were offset by a $0.7 million decrease in maintenance revenue. The period to period decrease in maintenance revenue is principally attributable to revenue that was recognized in the 2006 period when cash was collected from certain customers, where revenue had been deferred due to disputes or delayed payments. Once collection was assured, revenue was recognized for the deferred amounts. Approximately $2.5 million of such cash basis revenue was recognized in the 2006 quarter.

Total revenues for the nine months ended September 30, 2007 were $96.5 million, an increase of $2.5 million or 3% from $94.0 million for the nine months ended September 30, 2006. The increase of $2.5 million was comprised of $3.0 million increase in services revenue, and a $2.6 million increase in hardware revenue related to a large sale to a single customer, partially offset by a $2.1 million decrease in license revenue, a $0.7 million decrease in installation and other revenue and a $0.3 million decrease in maintenance revenue.

Services and other revenue. Services and other revenue consist of professional services, such as implementation and installation services, training, maintenance (which consists of technical support and product enhancements), reimbursable expenses and other services revenue. Professional services are typically provided over a period of three to nine months for the Health Information Management Suite and two to three years for Patient Care and Revenue Management products. These services are provided subsequent to the signing of a software license agreement and are integral to the delivery of our software license revenues. Our maintenance revenue depends on both licenses of our software products and renewals of maintenance agreements by our existing customer base.

Services revenue for the three months ended September 30, 2007 was $4.3 million or 13% of total revenue, compared to $4.1 million or 12% of total revenue for the three months ended September 30, 2006. The net increase of $0.2 million was the result of a $0.3 million increase for the Smart Identity Management products, which was mainly due to clean up services provided to a significant customer during the three months ended September 30, 2007, a $0.3 million increase in the government solution products related to workflow analysis project completion and a $0.1 million increase in the Health Information Management Suite. These increases were partially offset by a $0.5 million decrease in services from the Patient Care and Revenue Management products which was primarily due to a decreased number and size of active service contracts completed during the three months September 30, 2007.

Services revenue for the nine months ended September 30, 2007 of $12.9 million increased from $9.8 million at September 30, 2006. An increase of $1.8 million for the Smart Identity Management products was the result of the net increase of $3.0 million which is comprised of increased clean up services provided to two significant customers during the nine months ended September 30, 2007. An increase of $0.6 million in the Patient Care and Revenue Management products was primarily due to services revenue recognized in the second quarter of 2007 related to a sale of a hardware configuration to a single customer. An additional $0.7 million was attributable to the government solutions workflow analysis project completion. Services revenue in the Health Information Management Suite also increased by approximately $0.2 million due to increased number and size of active contracts completed in the nine months ended September 30, 2007. These increases were partially offset by a $0.3 million decrease for the Acuity Plus products mainly due to the provision of services to a single significant customer during the nine months ended September 30, 2006.

Maintenance revenue for the three months ended September 30, 2007 of $14.1 million decreased from $14.8 million when compared to maintenance revenue for the three months ended September 30, 2006. Maintenance revenue, as a percentage of total revenue, was 43% and 45% for the three months ended September 30, 2007 and 2006, respectively. The decrease of $0.7 million in maintenance revenue is principally due to maintenance revenue that was recognized during the three months ended September 30, 2006 when cash was collected from certain customers, where revenue had been deferred due to disputes or delayed payments. Approximately $1.0 million of such cash basis revenue was recognized in the 2006 quarter.

Maintenance revenue for the nine months ended September 30, 2007 was $42.3 million or 44% of total revenue. For the nine months ended September 30, 2006, maintenance revenue was $42.6 million or 45% of total revenue. The decrease of $0.3 million in maintenance revenue is principally due to revenue that was recognized during the nine months ended September 30, 2006 when cash was collected from certain customers, where revenue had been deferred due to disputes or delayed payments. Once collection was assured, revenue was recognized for the deferred amounts. Approximately $1.6 million of such cash basis revenue was recognized in the 2006 quarter. These decreases were offset by new maintenance contracts related to the completion of software installations, particularly for Pharmacy and Scheduling products during 2006 which triggered post customer support services in 2007.

Installation and other services revenue increased to $3.1 million or 10% of total revenue during the three months ended September 30, 2007 from $2.9 million or 9% of total revenue during the three months ended September 30, 2006. The net increase of $0.2 million was the result of a $0.8 million increase in installation revenue related to government solution products attributable to revenue recognized in conjunction with the roll-out of a new government solutions software term license. This increase was partially offset by a $0.2 million decrease for the Electronic Data Management products, a $0.2 million decrease for the Smart Identity Management products and a $0.2 million decrease for our Health Information Management Suite, all of which were principally caused by a decreased number and size of active contracts completed in the three months ended September 30, 2007.

Installation and other revenue for the nine months ended September 30, 2007 was $8.3 million compared to $9.1 million for the nine months ended September 30, 2006. The net decrease of $0.7 million was the result of a $0.6 million decrease for the Patient Care and Revenue Management products, a $0.6 million decrease for the Health Information Management Suite, a $0.4 million decrease for the Smart Identity Management products, a $0.4 million decrease for the Electronic Document Management products, a $0.2 million decrease for the Pharmacy products and a $0.1 million decrease for the Scheduling products. These decreases were partially offset by a $1.6 million increase in installation revenue related to our government solution products. Installation and other services revenue for the Patient Care and Revenue Management products decreased due to decreased hours worked on contracts that were being recognized on the percentage of completion (“POC”) method in the nine months ended September 30, 2007 as well as revenue that was recognized in the nine months ended September 30, 2006 when cash was collected from certain customers where revenue had been deferred due to disputes or delayed payments. Once collection was assured, revenue was recognized for the deferred amounts. The decreases in the Health Information Management Suite, Smart Identity Management products, Electronic Document Management products, Pharmacy products and Scheduling products were principally related to a decreased number and size of active contracts completed in the nine months ended September 30, 2007. The increase in the installation and other services revenue for government solution products was due to revenue recognized on installation and training services in conjunction with the roll-out of a new government solution license. Installation revenue related to the Health Information Management Suite term licenses is recognized ratably over the license term. Installation and other revenue for Health Information Management Suite perpetual licenses, Patient Access and government solution products are typically recognized upon completion of implementation. The installation and other revenue for many of our other products, including Patient Care and Revenue Management, is recognized on a contract basis of accounting.

Licenses. License revenue consists of fees and licenses for our owned, proprietary software, as well as third-party owned software that is bundled into our suite of products. License revenue of $10.9 million for the three months ended September 30, 2007 remained flat when compared to license revenue for the three months ended September 20, 2006 of $10.9 million. License revenue as a percentage of total revenue was 33% for both of the three month periods ended September 30, 2007 and 2006. Although the license revenue in total remained flat, license revenue related to our government solution products increased $2.3 million which was related to the roll-out of a new government solution software term license. This increase was offset by decreases of approximately $1.0 million in the Health Information Management Suite revenue, $0.6 million in the Electronic Document Management product revenue, $0.3 million in the Decision Support product revenue, $0.2 million in the Acuity and Staffing product revenue and $0.2 million in the Smart Identity Management product revenue: these decreases in the license revenue were principally driven by installations and were as a result of a decreased number and size of active projects being completed in the three months ended September 30, 2007 compared to the same period in the prior year. The decrease was also due in part to the recognition of cash basis revenue in the 2006 period, mainly for the Health Information Management Suite and Decision Support products when cash was collected from certain customers where revenue had been deferred due to disputes or delayed payments. Once collection was assured, revenue was recognized for the deferred amounts. Approximately $ 1.4 million of such cash basis revenue was recognized in the 2006 quarter.

License revenue for the nine months ended September 30, 2007 was $29.1 million compared to $31.3 million for the nine months ended September 30, 2006. The net decrease of $2.1 million was the result of a $2.5 million decrease for the Health Information Management Suite, a $1.0 million decrease for the Electronic Document Management products, a $0.8 million decrease for the Scheduling products, a $0.7 million decrease for the Pharmacy products, a $0.3 million decrease for the Smart Identity Management products, a $0.3 million decrease for the Decision Support products, a $0.3 million decrease for the Patient Care and Revenue Management products and a $0.1 million decrease for the Acuity and Staffing products. These decreases were partially offset by a $3.9 million increase for the government solution products. The decrease in the Health Information Management Suite revenue was mainly due to revenue that was recognized in the 2006 period when cash was collected from certain customers where revenue had been deferred due to disputes or delayed payments. Once collection was assured, revenue was recognized for the deferred amounts. Approximately $1.9 million of such cash basis revenue was recognized in the 2006 period. In addition, there was a decreased number and size of active contracts in the nine months ended September 30, 2007. This also attributed to the decreased revenue for the Electronic Document Management, Scheduling, Pharmacy, Smart Identity Management, Decision Support, Patient Care and Revenue Management and Acuity and Staffing products. The increase in the license revenue for government solution products was due to the roll-out of a new government solution software term license.

Hardware. Hardware revenue consists of the sale of third-party hardware purchased specifically for use by our customers in running our software applications. Hardware revenue for the three months ended September 30, 2007 of $0.4 million decreased slightly when compared to the hardware revenue for the three months ended September 30, 2006 of $0.3 million.

Hardware revenue for the nine months ended September 30, 2007 of $3.9 million increased significantly compared to the hardware revenue for the nine months ended September 30, 2006 of $1.2 million. As a percentage of total revenue, hardware revenue was 4% and 1% for the nine months ended September 30, 2007 and 2006, respectively. The $2.6 million increase in the nine month period ended September 30, 2007 compared to the corresponding period in 2006 is primarily related to hardware revenue recognized in the second quarter of 2007 related to a sale of a large hardware configuration to a single customer.

Deferred Revenue

The following table presents a deferred revenue roll-forward analysis for the respective periods (in thousands):

	For the Three Months Ended September 30,
	2007	2006
Deferred revenue, beginning balance	$49,821	$55,868
Add: revenue deferred	34,150	23,452
Less: deferred revenue recognized	(32,107)	(32,311)

Deferred revenue, ending balance	$51,864	$47,009

	For the Nine Months Ended September 30,
	2007	2006
Deferred revenue, beginning balance	$46,347	$52,169
Add: revenue deferred	100,633	87,194
Less: deferred revenue recognized	(95,116)	(92,354)

Deferred revenue, ending balance	$51,864	$47,009

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. Fluctuation within the deferred revenue balance is dependent upon the timing associated with reaching billing milestones and revenue recognition criteria. Deferred revenue is typically increased when the Company invoices a customer based on the terms of the contracts and is decreased when revenue is recognized based on percentage of completion, the attainment of a milestone, or the passage of time in the case of a contract recognized ratably.

The majority of the Company’s revenue flows through the deferred revenue accounts due to favorable payment terms such as execution payments and achievement of billing milestones prior to meeting all revenue recognition requirements.

The deferred revenue balance of $51.9 million as of September 30, 2007 consists of approximately $9.0 million in deferred license revenue, approximately $22.8 million in deferred maintenance revenue, and approximately $20.1 million in deferred services and other revenue. The $51.9 million in the deferred revenue balance as of September 30, 2007 includes approximately $5.0 million for Veterans Health Administration contracts compared to $6.3 million and $5.5 million included in the deferred revenue balances as of June 30, 2007 and December 31, 2006, respectively.

The deferred revenue balance increased approximately $2.1 million to $51.9 million at September 30, 2007 when compared to $49.8 million at June 30, 2007. The deferred revenue balance as of June 30, 2007 consisted of $11.7 million in deferred license revenue, $23.2 million in deferred maintenance revenue, and $14.9 million in deferred services and other revenue. The increase in the deferred revenue balance compared to June 30, 2007 was the result of the addition of $6.0 million in deferred revenue balances in connection with the acquisition of the CPR business, offset by decreased deferred balances for non-CPR maintenance revenue and decreased deferred balances related to Veterans Health Administration contracts.

The deferred revenue balance increased approximately $5.6 million to $51.9 million at September 30, 2007 when compared to $46.3 million at December 31, 2006. The deferred revenue balance as of December 31, 2006 consisted of $15.6 million in deferred license revenue, $18.8 million in deferred maintenance revenue, and $11.9 million in deferred services and other revenue. The $3.7 million related to the hardware sale to a single customer was also included in deferred revenue as of December 31, 2006. The increase in the deferred revenue balance compared to December 31, 2006 was principally due to the addition of $6.0 million in deferred revenue balances in connection with the acquisition of the CPR business and a larger number of contracts the Company was able to invoice in accordance with billing milestones, in advance of revenue recognition during the nine month period ended September 30, 2007. These increases were offset by the revenue recognized in the second quarter of 2007 related to the large hardware sale; in addition, deferred revenue balances related to Veterans Health Administration contracts decreased during 2007.

Cost of Revenue

Cost of services and other. Cost of services and other consists of salaries and related expenses associated with services performed for customer support, installation, maintenance and consulting services. Cost of services and other for the three months ended September 30, 2007 was $9.7 million, compared to $6.3 million in the corresponding period in 2006. As a percentage of services and other revenue, cost of services and other was 45% and 29% for the three months ended September 30, 2007 and 2006, respectively. The net $3.4 million increase was primarily due to additional compensation payable as a result of changed wage/hour classifications for certain employees, an increase in salary and related expenses due to overall higher headcount and increased temporary services utilized in connection with our Smart Identity Management products.

Cost of services and other for the nine months ended September 30, 2007 of $25.4 million was $5.5 million higher than the $20.0 million in the corresponding period of 2006. As a percentage of services and other revenue, cost of services and other was 40% and 32% for the nine months ended September 30, 2007 and 2006, respectively. The $5.5 million increase was primarily due to additional compensation payable as a result of changed wage/hour classifications for certain employees, an increase in third party software support costs, an increase in salary and related expenses due to overall higher headcount, an increase in travel costs and increased temporary services utilized in connection with our Smart Identity Management products.

Cost of licenses. Cost of licenses consists primarily of the cost of third-party software, royalties and amortization of capitalized software and acquired technology. A significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to software embedded within our software applications. Generally, third-party royalty fees fluctuate based on revenue, or the number of customers or licensed users, and therefore may fluctuate on a quarter-to-quarter basis. Cost of licenses for the three month period ended September 30, 2007 was $4.2 million as compared to $3.8 million for the same period in 2006. As a percentage of license revenue, cost of licenses was 39% and 35% for the three months ended September 30, 2007 and 2006, respectively. The $0.5 million increase in cost of license for the 2007 quarter is primarily due to the large hardware sale to a single customer and higher royalty expense of $1.2 million due to the mix of license revenue where we experienced a higher cost of license for government solution products, these increases were partially offset by a $0.7 million decrease in amortization of acquired technologies which was comprised of $0.4 million from the Détente acquisition, $0.1 million from the PDS acquisition and a $0.2 million decrease in amortization of capitalized software costs.

Cost of licenses for the nine months ended September 30, 2007 was $12.1 million, compared to $11.5 million for the nine months ended September 30, 2006. As a percentage of license revenue, cost of licenses was 42% and 37% for the nine months ended September 30, 2007 and 2006, respectively. The net increase of $0.6 million for the 2007 period was primarily due to the large hardware sale to a single customer and increases in royalties and third party costs; these increases were partially offset by decreases in amortization of acquired technologies of $1.9 million which was comprised of $0.9 million related to the Detente acquisition, $0.2 million related to the PDS acquisition, $0.3 million related to the Tempus acquisition and a $0.5 million decrease in amortization of capitalized software costs. Our royalty and other expenses were higher in 2007 due to the mix of license revenue which includes a higher percentage of government solution products that result in lower margins.

Cost of hardware. Cost of hardware consists of third-party hardware and installation costs, primarily related to Patient Care and Revenue Management contracts. Cost of hardware for the three months ended September 30, 2007 was $0.1 million, compared to $0.3 million for the three months ended September 30, 2006. As a percentage of hardware revenue, cost of hardware was 34% and 100% for the three months ended September 30, 2007 and 2006, respectively.

Cost of hardware for the nine months ended September 30, 2007 was $3.5 million, compared to $1.1 million for the nine months ended September 30, 2006. Cost of hardware increased in 2007 as a result of the previously mentioned large hardware sale to a single customer. As a percentage of hardware revenue, cost of hardware was 91% and 90% for the nine months ended September 30, 2007 and 2006, respectively.

Gross Margin

Overall, gross margin decreased from 68% for the three month period ended September 30, 2006 to 57% for the three month period ended September 30, 2007. Gross margin on services and other revenue decreased from 71% for the three month period ended September 30, 2006 to 55% for the three month period ended September 30, 2007 due primarily to services provided to a single customer in connection with a large hardware sale, increased cost of internal service headcount and additional staffing for our MPI projects. Gross margin on license revenue decreased from 65% for the three months ended September 30, 2006 to 61% for the three month period ended September 30, 2007. This decrease in margin was primarily driven by increased third party costs for our government solutions products, offset in part by lower acquired technology and capitalized software amortization. The gross margin on hardware revenue increased from zero to 66% for the three month period ended September 30, 2006 and 2007, respectively. Hardware margin improved primarily due to the ability to recognize revenue for previously delivered hardware elements.

For the nine month periods, overall gross margin declined from 65% for the period ended September 30, 2006 to 57% for the period ended September 30, 2007. Gross margin on services and other revenue declined from 68% for the nine month period ended September 30, 2006 to 60% for the nine month period ended September 30, 2006. Gross margin on license revenue declined from 63% for the nine months ended September 30, 2006 to 58% for the nine months ended September 30, 2007. This decrease in margin is primarily driven by increased third party costs for our government solutions products, offset in part by lower acquired technology and capitalized software amortization. The gross margin on hardware revenue decreased from 10% for the nine month period ended September 30, 2006 to 9% for the nine month period ended September 30, 2007.

Operating Expenses

General and administration. General and administration expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administration expense was $4.5 million for the three month period ended September 30, 2007 as compared to $4.3 million for the same period in 2006. As a percentage of total revenue, general and administration expense was 14% and 13% for the three month period ended September 30, 2007 and 2006, respectively.

For the nine months ended September 30, 2007, general and administrative expense decreased to $12.9 million compared to $15.1 million during the same period in 2006. As a percentage of total revenue, general and administrative was 13% and 16%, respectively for the periods. The overall $2.2 million decrease is primarily due to the absence of the $1.0 million legal settlement with Medcath in the first quarter of 2006, together with $0.6 million lower bad debt expense, $0.5 million lower legal fees in the 2007 period.

Software development. Software development expense includes costs associated with the development of new products for which technological feasibility has not been achieved, enhancements of existing products, maintenance and quality assurance activities, and is primarily comprised of compensation and benefits costs. Software development costs during the three months ended September 30, 2007 were $8.1 million compared to $7.8 million during the three months ended September 30, 2006. As a percentage of total revenue, software development costs were 25% and 24% for the three month period ended September 30, 2007 and 2006, respectively. The net increase of $0.3 million was primarily due to a $0.1 million increase in contract and temporary services and the allocation of overhead costs among departments.

Software development costs for the nine months ended September 30, 2007 were $23.2 million compared to $24.8 million during the same period in 2006, representing a decrease of $1.6 million. As a percentage of total revenue, software development costs were 24% and 26% for the nine months ended September 30, 2007 and 2006, respectively. The $1.6 million decrease was primarily due to a decrease of $1.3 million in salary and related costs and the overall reduction in overhead costs allocated among departments.

Sales and marketing. Sales and marketing expense includes costs associated with our sales and marketing personnel and consists primarily of compensation and benefits, commissions, bonuses, promotional and advertising expenses. Sales and marketing expense increased $0.7 million for the three months ended September 30, 2007 to $4.5 million, from $3.8 million for the three months ended September 30, 2006. As a percentage of total revenue, sales and marketing expenses were 14% and 11% for the three month period ended September 30, 2007 and 2006, respectively. The net increase was primarily due to a $0.4 million increase in salary and related costs, a $0.2 million increase in contract and temporary services, a $0.1 million increase in professional fees, and a $0.1 million increase in dues and subscriptions.

Sales and marketing expense increased by $1.3 million for the nine months ended September 30, 2007 to $12.3 million, from $11.0 million in the same period last year. As a percentage of total revenue, sales and marketing expenses were 13% and 12% for the nine months ended September 30, 2007 and 2006, respectively. The $1.3 million increase was primarily due to an increase of $0.6 million for salary and personnel related costs, a $0.3 million increase in advertising, marketing and promotional expenses, a $0.2 million increase in professional fees, $0.1 million in shareholder relations costs, and a $0.1 million in dues and subscriptions.

Amortization of intangible assets and depreciation. Amortization of intangible assets and depreciation expense decreased to $0.7 million for the three months ended September 30, 2007 from $1.0 million during the three months ended September 30, 2006. The net decrease was principally the result of the expiration of the amortization periods associated with intangibles from the PDS and Détente acquisitions.

Amortization of intangible assets and depreciation expense decreased to $2.5 million for the nine months ended September 30, 2007 from $3.2 million during the nine months ended September 30, 2006. The net decrease of $0.7 million was principally the result of the expiration of amortization periods associated with the PDS, Détente and Tempus acquisitions.

Other Income

Other income. Other income was $0.7 million during the three months ended September 30, 2007 compared to net other income of $0.5 million in the corresponding quarter in 2006. The increase was primarily due to the interest income earned on our investment portfolios, offset by interest expense as the result of non-cash charges for both of the three month periods ended September 30, 2007 and 2006. Both the principal amounts invested and the rates of return on the investments were higher in the 2007 period.

Other income for the nine months ended September 30, 2007 and 2006 was $2.3 million and $1.0 million, respectively. The $1.3 million increase was primarily due to increased interest income earned on our investment portfolios for which both the principal amounts invested and the rates of returns on the investments were higher in the 2007 period and the $0.5 million gain on the liquidation of our investment in VantageMed Corporation for which QuadraMed recorded other-than-temporary impairment charges from 1997 to 1999 resulting in a fair value of this investment of zero in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The majority of interest expense for both of the nine month periods ended September 30, 2007 and 2006 was the result of non-cash charges.

Income Taxes

Income taxes. Provision for income taxes for both of the three month periods ended September 30, 2007 and 2006 was $0.1 million and the provision was $0.4 million and $0.3 million for the nine month periods ended September 30, 2007 and 2006, respectively. The net increase for both periods was primarily the result of the accrual of deferred income tax expense related to the amortization of goodwill for tax purposes and alternative minimum tax estimates made in 2007 required as a result of reported income in both 2007 and 2006.

Liquidity and Capital Resources

Balance Sheet

As of September 30, 2007, we had $25.2 million in cash and investments, compared to $44.5 million as of December 31, 2006. The decrease in cash and investments was primarily attributable to the acquisition of the CPR Business, for $33.0 million in cash. However this was offset in part by a variety of cash inflows including our nine month operating results, the collections of our annual maintenance invoices, down payments received with contract executions, and earnings on our investments. As of September 30, 2007, our working capital was ($7.1) million compared to $10.8 million as of December 31, 2006. Our negative working capital of ($7.1) million was comprised of $21.2 million in customer receivables and $6.3 million in prepaids and $7.2 million in deferred contract expenses, and $24.0 million of cash and short-term investments, offset by $51.9 million of deferred revenue, $18.9 million in payables, accruals and other current liabilities, and $1.4 million of preferred dividends payable. We have the option to pay the accrued dividends, as discussed in Note 9 - Series A Preferred Stock in our notes to the condensed consolidated financial statements included herein, in cash or common stock. We do not have any bank borrowing outstanding at September 30, 2007 nor did we have any at December 31, 2006. We believe that we have sufficient liquidity to meet our short-term cash requirements, including the aforementioned acquisition.

Accounts receivable increased by $0.8 million to $21.2 million as of September 30, 2007 from $20.4 million as of December 31, 2006, on a net basis. The net increase of $0.8 million is mainly due to the addition of $6.0 million of receivable balances in connection with the acquisition of the CPR business, offset by strong cash collections during 2007. For the three months ended September 30, 2007, no bad debt expense was recorded and the allowance for doubtful accounts decreased $1.0 million to $1.6 million from $2.6 million as of December 31, 2006. QuadraMed maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of a QuadraMed customer were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowance might be required. Approximately $0.3 million of accounts receivable were written off during the current quarter. Our reported days sales outstanding (DSO) was a combined 50 at September 30, 2007 for both the acquired CPR customers and the QuadraMed core customers together, compared to 60 at December 31, 2006 for the QuadraMed core customers alone. Disaggregating the September 30, 2007 accounts receivable, our DSO is 44 for QuadraMed customers and 79 for the acquired CPR customers, each as measured on a stand alone basis.

Unbilled receivables increased by $2.2 million to $6.4 million as of September 30, 2007 from $4.3 million as of December 31, 2006. This increase was mainly attributable to the addition of $1.9 million of unbilled balances in connection with the acquisition of the CPR business.

Prepaid expenses and other current assets increased by approximately $0.9 million from $5.4 million at December 31, 2006 to $6.3 million at September 30, 2007, primarily due to an increase of $0.5 million in short-term deposits, a increase of $0.5 million in prepaid rent, and a $0.3 million increase in prepaid maintenance contracts for internal IT software, offset by a $0.3 million decrease in prepaid insurance and a $0.5 million decrease in prepaid government royalties.

Deferred contract expenses increased by $1.8 million from $5.4 million at December 31, 2006 to $7.2 million at September 30, 2007 primarily due to additions in connection with the acquisition of the CPR business.

Property and Equipment increased by $0.9 million from $2.6 million at December 31, 2006 to $3.4 million at September 30, 2007, primarily attributable to the fixed assets purchased in connection with the acquisition of the CPR business.

Goodwill increased by $14.5 million from $26.0 million at December 31, 2006 to $40.5 million at September 30, 2007, due to goodwill recorded as a result of the acquisition of the CPR business.

Other intangible assets increased by $10.4 million from $2.1 million at December 31, 2006 to $12.5 million at September 30, 2007 due to intangibles categorized as trade names, technology and customer relationships which were recorded as a result of the acquisition of the CPR business in the amounts of $0.3 million, $5.4 million and $6.7 million, respectively. These additions were offset by amortization during 2007.

Accounts payable and accrued expenses increased by $2.0 million to $5.5 million at September 30, 2007 from $3.5 million at December 31, 2006. This increase was principally due the timing of invoice payments resulting in higher balances on hand at the end of the 2007 period as well as the addition of a $0.5 million liability for deferred contract expenses and a $0.4 million liability for commissions in connection with the acquisition of the CPR business.

Dividends payable decreased by $2.4 million from $3.8 million at December 31, 2006 to $1.4 million at September 30, 2007 reflecting the amortization of the remaining balance of the three year dividends that were originally recorded at the time the Company issued its Series A Preferred Stock in 2004. The September 30, 2007 balance represents additional dividends that were declared as of the balance sheet date, but not paid until October 15, 2007.

Other accrued liabilities decreased by $0.9 million from $4.1 million at December 31, 2006 to $3.3 million at September 30, 2007 primarily due to a $0.8 million decrease in accrued royalties and a $0.5 million decrease in accrued commissions, offset by a $0.4 million increase in accrued legal fees.

The deferred revenue balance increased approximately $5.5 million to $51.9 million at September 30, 2007 when compared to $46.3 million at December 31, 2006. The deferred revenue balance of $51.9 million as of September 30, 2007 consists of approximately $9.0 million in deferred license revenue, approximately $22.8 million in deferred maintenance revenue, and approximately $20.1 million in deferred services and other revenue. The deferred revenue balance as of December 31, 2006 consisted of $15.6 million in deferred license revenue, $18.8 million in deferred maintenance revenue, and $11.9 million in deferred services and other revenue. The $3.7 million related to the hardware sale to a single customer was also included in deferred revenue as of December 31, 2006. The increase in the deferred revenue balance compared to December 31, 2006 was principally due to the addition of $6.0 million in deferred revenue balances in connection with the acquisition of the CPR business and a larger number of contracts the Company was able to invoice in accordance with billing milestones, in advance of revenue recognition during the nine month period ended September 30, 2007. These increases were offset by the revenue recognized in the second quarter of 2007 related to the large hardware sale. In addition, deferred revenue balances related to Veterans Health Administration contracts decreased during 2007.

Cash Flows

The Company’s condensed consolidated statement of cash flows is summarized below (in thousands):

	For the Three Months Ended September 30,
	2007	2006
Cash provided by operating activities	$4,106	$3,033
Cash used in investing activities	(24,233)	(4,258)
Cash used in financing activities	(616)	(1,444)
Net decrease in cash and cash equivalents	$(20,743)	$(2,669)

	For the Nine Months Ended September 30,
	2007	2006
Cash provided by operating activities	$17,890	$12,438
Cash used in investing activities	(37,698)	(4,719)
Cash used in financing activities	(2,059)	(4,276)
Net (decrease) increase in cash and cash equivalents	$(21,867)	$3,443

During the three months ended September 30, 2007, $4.1 million was provided by operating activities, as compared to the same period in 2006, when $3.0 million was provided by operating activities. Net income of $1.5 million was increased by non-cash charges totaling $1.6 million, including depreciation and amortization of $.8 million, and $0.8 million of stock-based compensation expense. A $1.4 million decrease in accounts receivable and an increase in accounts payable and other accrued liabilities of $3.6 million resulted in additional cash provided by operating activities of $5.0 million. These sources of cash were offset by a decrease in deferred revenue of $4.0 million, all resulting in the net increase in cash from operating activities of $4.1 million for the quarter. During the three months ended September 30, 2006, the $3.0 million of cash flow provided by operating activities, resulted primarily from a net income of $6.0 million, increased by $2.2 million of non-cash charges including $1.9 million of depreciation and amortization, and $0.2 million of stock-based compensation expense. A decrease in accounts receivable of $2.5 million and a decrease in prepaids and other of $1.9 million representing source of cash were offset by a decrease in accounts payable and other liabilities of $0.7 million and a decrease in deferred revenue of $8.9 million, all resulting in the net increase in cash from operating activities of $3.0 million for the quarter.

During the nine months ended September 30, 2007, $17.9 million was provided by operating activities, as compared to the same period in 2006, where $12.4 million was provided by operating activities. Net income of $6.3 million was increased by non-cash charges totaling $5.3 million, including depreciation and amortization of

$3.7 million, $0.2 million for bad debt, and $1.5 million of stock-based compensation expense and other. A decrease in accounts receivable of $2.9 million, and a decrease in prepaid expenses of $4.9 million offset by decreases of $0.5 million in deferred revenue and $1.0 million in accounts payable and other liabilities resulted in additional cash provided by operating activities of $6.2 million. During the nine months ended September 30, 2006, the $12.4 million of cash flow provided by operating activities resulted primarily from net income of $8.0 million, increased by $8.0 million of non-cash charges including $6.5 million of depreciation and amortization, $0.8 million of bad debt expense and $0.7 million of stock-based compensation expense; decreases of $5.9 million in accounts receivable and $2.2 million in prepaid expenses; all offset by decreases of $5.2 million in accounts payable and $6.5 million in deferred revenue.

Cash flows from investing activities used $24.2 million during the three months ended September 30, 2007. This resulted primarily from the net sales of available-for-sale securities of $10.4 million, capital expenditures of $0.9 million, and the cash purchase of the CPR Business for $33.7 million. For the three months ended September 30, 2006, investing activities used $4.3 million, primarily due to the net purchase of available-for-sale securities of $4.1 million and $0.2 million in capital expenditures.

Cash flows from investing activities used $37.7 million during the nine months ended September 30, 2007. This resulted primarily from the net purchase of available-for-sale securities of $2.5 million, capital expenditures of $1.5 million, and the cash purchase of the CPR Business for $33.7 million. For the nine months ended September 30, 2006, investing activities used $4.7 million, primarily due to the net purchase of available-for-sale securities of $4.1 million and $0.7 million in capital expenditures.

Financing activities used cash of $0.6 million for the three months ended September 30, 2007, primarily due to the payment of $1.4 million for dividends on the Series A Preferred Stock, offset by $0.8 million in proceeds from the issuance of common stock under our employee stock option and stock purchase plans. For the three months ended September 30, 2006, financing activities used cash of $1.4 million primarily due to the payment of $1.6 million for dividends on the Series A Preferred Stock, offset by $0.2 million provided from the issuance of common stock under our employee stock option and stock purchase plans.

Financing activities used cash of $2.1 million for the nine months ended September 30, 2007 primarily due to the payment of $4.3 million for dividends on the Series A Preferred Stock, offset by $2.2 million in proceeds from the issuance of common stock under our employee stock option and stock purchase plans. For the nine months ended September 30, 2006, financing activities used cash of $4.3 million primarily due to the payment of $4.9 million for dividends on the Series A Preferred Stock, offset by $0.6 million provided from the issuance of common stock under our employee stock option and stock purchase plans.

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of September 30, 2007 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Declared dividends (1)	$1,375	$1,375	$—	$—	$—
Operating leases (2)	13,822	4,440	9,382	—	—
Capital leases	495	240	255	—	—

Total contractual obligations	$15,692	$6,055	$9,637	$—	$—

Other Commercial Commitments
Standby letters of credit (3)	$2,444	$2,078	$—	$366	$—
Total commercial commitments	$2,444	$2,078	$—	$366	$—

(1)	The Board of Directors declared a quarterly dividend of $1.4 million on September 12, 2007 to be paid on October 15, 2007.
(2)	In 2006, the Company subleased 33% of the San Rafael, California facility and 100% of the San Marcos, California facility. In the schedule above, the sublease income has been deducted from the future minimum rentals required under each master lease.
(3)	The less than 1 year amount of $2.0 million includes a $1.0 million letter of credit in favor of the State of New Jersey under its contract and a $1.0 million letter of credit in favor of another customer under its contract. The remainder represents letters of credits for leased facilities.

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

The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2007 (in thousands, except average interest rates):

		Aggregate Fair Value
Cash and cash equivalents:
Cash (1)		$10,060
Money Market funds		669

Total cash and cash equivalents		$10,729

Short-term investments:
Certificates of Deposit		$2,099
Corporate debt securities		7,152
Debt issued by the US government		3,971

Total short-term investments		$13,222

Long-term investments:
Debt securities issued by the US government		$1,242

Total long-term investments		$1,242

	Aggregate Fair Value	Weighted Average Interest Rate
Summary:
Cash	$10,060	4.91%
Money Markets	669	5.17%
Certificates of Deposit	2,099	4.95%
Corporate debt securities	7,152	5.30%
Debt issued by US government	5,213	4.86%

	$25,193	5.02%

(1)	Excluded from the fair value of the principal amounts of cash is $2.4 million, which is restricted cash that is held in escrow for rental properties, and meeting customer performance expectations.

Performance of Equity Markets

The performance of the equity markets can have an effect on our operations as certain of our variable life insurance policies have premiums invested in equity securities.

Foreign Currency Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. Changes in foreign exchange rates did not materially impact our results of operations. For the three months ended September 30, 2007, less than 2% of total revenue was denominated in currencies other than the U. S. dollar and less than 2% of our total direct and operating costs were incurred in currencies other than the U. S. dollar.

Item 4.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board of Directors. As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act of 1934). An evaluation was conducted to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We Have Incurred Losses from Continuing Operations for the Four Years Prior to 2006. Our Losses Have Adversely Affected Our Ability to Compete.

While we had income from operations of $11.9 million for the year ended December 31, 2006 and $6.3 million for the nine months ended September 30, 2007, we incurred losses from continuing operations of $1.5 million, $34.8 million, $19.0 million and $19.9 million for the years ended December 31, 2005, 2004, 2003 and 2002, respectively.

Our historical losses have impaired our ability to market our products and services in competition against companies that are more profitable. If we are unable to sustain profitability, it may impair our ability to compete effectively.

Failure to Maintain Effective Internal Controls Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price.

We have documented and tested our internal control procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Our annual management assessment of the effectiveness of our internal control over financial reporting was included in our Annual Report on Form 10-K, filed with the SEC on March 16, 2007, under Item 9A. Controls and Procedures, though the Company was not required to have, nor did we engage our auditors to perform, an audit of our internal control over financial reporting. As reported in that Annual Report, our management believes that our internal control over financial reporting and disclosure controls and procedures were effective as of December 31, 2006. Further, our management believes that our internal control over financial reporting and disclosure controls and procedures are effective as of September 30, 2007.

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

In addition to the foregoing, a significant percentage of our total cost of revenue is attributable to the cost of third-party software royalties and licenses relating to third-party software embedded within our software applications. The cost of third-party software royalties and licenses, as a percentage of total cost of revenue, was approximately 26%, 21% and 20% for the years ended December 31, 2006, 2005 and 2004. For the nine month period ended September 30, 2007 and 2006, third-party software royalties and licenses, as a percentage of total cost of revenue, was 28% and 26%, respectively. Generally, royalty fees for third-party licenses will fluctuate based on revenue or the number of our customers and therefore will fluctuate on a quarter-to-quarter basis.

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

We Could Experience a Significant Impact on Our Revenue if Our Customers Do Not Renew Maintenance Contracts.

We derive a significant percentage of our revenue, including 43% of our total revenue for the three month period ended September 30, 2007 and 46% of our total revenue for the three month period ended September 30, 2006, from maintenance services. We provide maintenance services under maintenance contracts to many of our customers in connection with our healthcare information technology products. In general, these maintenance contracts renew on an annual basis. If a significant portion of these maintenance contracts were not renewed, our maintenance revenues would decline which could have a material adverse effect on our total revenue for the period(s) in which the maintenance contracts were discontinued.

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

Each share of our Series A Preferred Stock is convertible into 8.0645 shares of our common stock, and the Series A Preferred Stockholders may convert at any time. If all of our Series A Preferred Stock is converted into common stock, the shares issued upon this conversion will total approximately 42.1% of our outstanding common stock. In addition, many of our Series A Preferred Stockholders own common stock. Therefore, although these stockholders may not acquire majority control upon conversion of their Series A Preferred Stock, if these distinct stockholders were to act together, they will have the ability to exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors, the approval of mergers or other business combinations, and other significant corporate actions. This ability to influence our affairs might not be advantageous to our other stockholders.

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

QUADRAMED CORPORATION

Date: November 13, 2007	By:	/s/ KEITH B. HAGEN
Keith B. Hagen Chief Executive Officer

Date: November 13, 2007	By:	/s/ DAVID L. PIAZZA
David L. Piazza Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1*	Asset Purchase Agreement, dated July 22, 2007, by and among Misys Hospital Systems, Inc., Misys plc, QuadCopper, LLC, and QuadraMed Corporation. (Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on July 26, 2007.)

31.1**	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the SEC.
**	Filed herewith