Form 10-K
period 2007-12-31
QUADRAMED CORP
filed 2008-03-14
CIK 1018833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 29, 2007, the last business day of the Registrant’s most recently completed second quarter was approximately $112,765,353.35 (based upon the price at which the common stock was last sold as reported by the American Stock Exchange on June 29, 2007). Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 5, 2008, 45,723,994 shares of the Registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement to be filed subsequently for the 2008 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

QUADRAMED CORPORATION

FORM 10-K

ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2007

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

PART I

Item 1. Business

Overview

QuadraMed Corporation (“QuadraMed” or the “Company”) is a Delaware corporation based at 12110 Sunset Hills Road, Reston, Virgina. The Company was incorporated in 1993 and reincorporated in Delaware in 1996. We do business directly and through our subsidiaries, all of which are wholly owned and operated under common management. The Company considers itself to be a single reporting segment, specifically the software segment.

The business mission of QuadraMed is to advance the success of hospitals and other healthcare organizations through healthcare information technology (“HIT”) that leverages quality care into positive financial outcomes. Organizations such as hospitals, hospital-based clinics, local and regional delivery networks and governmental agencies, including the Veteran’s Administration (“VA”), use our solutions to provide high quality care, improve their operational efficiencies and achieve better financial performance.

For healthcare providers, clinical information and quality measurements are becoming drivers of reimbursement. Our portfolio of Care-Based Revenue Cycle™ (“CBRC”) solutions are designed to leverage better care into positive financial outcomes. As evolving reimbursement scenarios challenge hospitals by linking quality of care to appropriate payment, we believe that our CBRC solutions will become increasingly competitive as they help our clients attain significant operational and financial improvement. Our CBRC solutions automate access management, care management, health information and patient revenue management as an integrated enterprise-wide solution, and we believe will provide QuadraMed a distinct advantage relative to our competition.

Healthcare and Healthcare Information Technology

The healthcare industry is the largest industry in the United States. The Centers for Medicare and Medicaid Services (“CMS”) estimate that 2008 healthcare expenditures in the United States will total approximately $2.4 trillion, or approximately 16.6% of the U.S. gross domestic product. CMS estimates that by 2015, total U.S. healthcare spending will reach $4.0 trillion, or 20% of the estimated U.S. gross domestic product. Hospital services represent one of the largest categories of total healthcare expenditures. According to CMS, in 2008, spending on hospital services will be approximately $750 billion, or 30% of total healthcare expenditures. According to the American Hospital Association, there are approximately 4,900 hospitals in the United States.

Federal government agencies are key players in driving the need for information technology. As the largest healthcare payer in the United States, CMS is at the forefront in implementing quality improvement strategies, including pay-for-performance programs, care coordination, patient safety initiatives, e-prescribing, electronic medical records, public reporting, evidence-based guidelines and performance measurement. CMS initiated a three-year pay-for-performance demonstration project in October 2003, in which hospitals were rewarded financially for providing higher levels of quality care. In January 2007, CMS announced that the second year results from this project resulted in a substantial improvement in patient care. Following this announcement, CMS approved a three-year extension of the pay-for-performance demonstration project in order to test new incentive models and ways to measure quality. HIT systems are a prerequisite to participation in these programs, which have been optional to date.

The impact of these changes is now being seen. In 2007, CMS announced that as of October 2008, it would no longer reimburse for eight hospital-acquired medical conditions, which appears to be the first step toward enforcement of the quality of care requirements described above. If such medical conditions are “present upon admission” but the diagnosis is not captured, the reimbursement associated with the encounter may be reduced or denied. We believe tracking whether a specific diagnosis is present on admission for a patient will be difficult to do without care management systems that are tightly linked to revenue cycle management systems.

As we enter the 2008 presidential election year, healthcare is clearly a national priority. The healthcare industry is under increasing pressure from all sides to decrease cost, eliminate errors and enhance the quality of care. There is bi-partisan recognition of the ability of IT to address some of healthcare’s ills. While it is impossible to predict what legislation will pass, it is a certainty that healthcare will remain in the national spotlight and that HIT will continue to be seen as an enabler of change. We believe these fundamental cost and quality pressures along with the demographic onslaught of aging baby boomers and an increasing clinician (both doctor and nurse) shortage, may constitute a recession-resistant driver for our industry.

We see these industry dynamics as creating a positive environment for HIT generally, and for QuadraMed specifically. We believe evolving government payment programs indicate a trend: that voluntary pay-for-performance pilot programs will evolve into mandatory outcomes-based reimbursement models. We also believe that this trend will increase demand for HIT in general and for reimbursement-oriented systems in particular. We believe our CBRC solutions are well positioned to address the future challenges provider organizations will face as the full impact of these dynamics unfolds over the next several years.

Recent Developments

In September 2007, QuadraMed completed the acquisition of the Misys CPR (Clinical Patient Record or “CPR”) product, which we have subsequently renamed QuadraMed CPR (“QCPR”). This acquisition is further discussed in Note 4 to the Consolidated Financial Statements section. We believe that the QCPR acquisition is a “game-changing” event for the Company, as it dramatically improves our ability to compete in the HIT market. We believe the acquisition of the QCPR product, an award-winning clinical information system, immediately increases the competitiveness of QuadraMed’s care management products and immediately enables the Company to offer clinical functionality that was not previously available in our legacy Affinity® product line. With QCPR, we believe the Company is positioned for expanded top-line growth as we can now compete much more effectively in system evaluations for both large, complex organizations that are heavily focused on advanced clinical functionality, and also in smaller hospitals seeking deeper clinical functionality. Early evidence of the impact of the QCPR acquisition on our business is highlighted by the February 2008 announcement of the QCPR contract with Sibley Memorial Hospital located in Washington, D.C., only five months after the close of the acquisition. This is notable, as the typical sales cycle for clinical information systems can be 12-18 months on average.

In an effort to more rapidly provide high quality, feature-rich products to our clients, QuadraMed also recently announced, in early 2008, a strategic partnership with Tata Consultancy Services (“TCS”), a leading global IT services and consulting firm, to assist with quality assurance, technical publications and software programming. This partnership will increase our development resources by approximately 11%. We believe this will result in increased development capacity, using very cost competitive resources, to provide new features and functions to our clients.

Product Direction

QuadraMed’s product direction is borne out of the four fundamental healthcare processes: Access & Identity Management, Care Management, Health Information Management (“HIM”) and Revenue Cycle Management (“RCM”). These four processes are universal to the patient experience and to all provider organizations, whether small doctors’ offices, large integrated delivery networks or national health systems such as the VA. Our understanding of and insight into these processes has led us to create the portfolio of Care-Based Revenue Cycle solutions. Our CBRC solutions aim to automate and seamlessly link these processes so that our clients can improve the overall patient experience and leverage quality care into positive financial outcomes. The four processes are described below:

Access and Identity Management

Person identification marks the beginning of the patient experience. This process and the data integrity that it does (or does not) generate are the foundations for patient safety, quality healthcare and accurate reimbursement. Once the patient is accurately and uniquely identified, the patient can “access” the provider organization by scheduling appointments and registering with them by providing insurance and demographic information. Many resources and much data must be managed at this point, and the provider organization must balance patient satisfaction with comprehensive data capture to ensure accurate reimbursement. Systems that embed identity management into the typical access functions enable provider organizations to offer a better patient experience and improve operational efficiency.

Care Management

The care delivery process is at the heart of what a provider organization does: it is the “shop floor”. Delivering care to a human being is one of the most information intensive processes done on an industrial scale. Patients and their conditions are infinitely varied, the team of providers is constantly changing and deadly materials are often involved. Clinicians need integrated, workflow-driven solutions that enable them to organize and manage the patient care process and document the care they provide. Systems that make it easy to document care and embed quality benchmarking information are crucial as such information forms the basis for the final two downstream processes.

Health Information Management

The HIM process, when functioning properly, links the access, care and patient revenue processes. Health information comes in all forms—paper, data entered into various systems, images, sound files, etc. Digitizing, indexing, coding (i.e., translating medical diagnosis codes into financial billing codes) and storing this data enable healthcare organizations to efficiently manage what is coming to be known as the “legal medical record” and improve providers’ regulatory compliance and reimbursement.

Patient Revenue Management

The patient revenue management process is dependent on all of the upstream processes to produce accurate and timely billings and is a big factor in the overall patient experience. An inaccurate or hard to understand patient bill can dramatically affect patient satisfaction. This process must also conduct transactions with many outside third parties, particularly insurance companies. Building up connections to all these third parties and ensuring the transactions are HIPAA-compliant is a massive amount of work but, once completed, it represents both a competitive moat barring new entrants seeking to offer HIT products as well as very high switching costs for clients.

Strategy

Prior to acquiring QCPR, QuadraMed had attempted to compete both in markets for stand-alone products such as contract management, patient acuity, enterprise scheduling, identity management, clinical benchmarking and state data collection, and the enterprise HIT and HIM markets. With QCPR as our keystone product, we have sharpened our strategic focus. We now have a two-pronged market strategy aimed at the enterprise health information system (“HIS”) and HIM markets. This change toward a narrower and more focused approach can more effectively drive top-line growth and operational efficiencies by 1) enabling our product development resources to focus on a narrower solution set, and 2) applying more sales and marketing leverage toward our flagship products.

For the enterprise HIS market, we offer bundled software packages to hospitals. Our CBRC solutions can automate virtually every aspect of a hospital’s operation, from the initial patient schedule to the final remittance from an insurance company. By integrating the core processes of hospitals—access/identity management, care management, health information management and revenue cycle management—we can enable our clients to benefit from new quality-based reimbursement and pay-for-performance programs. Industry analysts have recently written reports that we believe validate our strategy:

“The industry’s major technology challenge is integration of all kinds—data integration, device integration, network integration and process integration. Better integration of information systems, as well as process improvements that provide more efficient ways to collect, use, and communicate information, can go far toward improving patient safety and increasing efficiency, two key goals of forward-thinking healthcare providers.” Marc Holland IDC Analyst Connection, Clinical and Financial Information Integration: A Critical Component of IT Effectiveness, November 2006.

“Next generation clinical and financial information systems must address RCM from a care-based perspective in order for organizations to fully realize their revenue potential as the paradigm of reimbursement shifts to payment based on quality and performance.” 2007 Health Information Management Systems Society Analytics Report: Care-Based Revenue Cycle Management Report.

The addition of the QCPR product line enables QuadraMed to successfully compete in the highly competitive arena of high-end, fully functional physician and clinical systems. QCPR’s integrated medication administration, its high physician usage rates of the Computerized Physician Order Entry (“CPOE”) product and intelligent clinical workflow data model, make the product a competitive option for QuadraMed’s current hospital clients and for others seeking an advanced clinical information system. We believe the market potential for QCPR is significant. Evidence of a robust market for HIT, led by clinical information system transactions, is underscored by the recently reported revenue expansion from our competitors, and we believe most notably by the reported $1.8B electronic medical records (“EMR”) system procurement by Kaiser Permanente that occurred in 2003. We estimate that approximately 250 mid-size to large hospitals will select a new or replacement EMR over the next 3-5 years, and assuming an initial $5M contract for each of these new or replacement EMR contracts, this implies a potential market opportunity of $1.25B for QCPR in the mid-size and large hospital market over that time period. There also is opportunity within the existing QuadraMed Affinity clinical client base. We believe that QuadraMed currently has approximately 100 hospital clients that will be looking to upgrade their clinical systems over the next five years. Most of these Affinity clients average less than 250 beds each. We expect that the average initial contract for a “like-for-like” product set conversion could range from $1.5M to $3M for each of these 100 clients, equating to a potential $150M to $300M revenue opportunity for QCPR within the Affinity client base.

While QCPR significantly strengthens our hand in the enterprise HIS market and allows us to compete in larger, more complicated deals, we believe our competitive differentiation will come from our traditional strengths of RCM and HIM. We believe most of our enterprise HIS competitors have relatively limited HIM and RCM product offerings in terms of integration and breadth of application functionality, and moreover, that hospitals will turn to our core strengths as they face increasing reimbursement pressures. Our development plan includes further integration of our leading RCM and HIM functionality into our Access and Care Management products to increase our competitive differentiation.

For the HIM market, we offer a focused, stand-alone solution that automates the Health Information Management department within the hospital. This strategic focus allows us to leverage our strong market position in the HIM market. We estimate that approximately 1,700 hospitals are using a least one of our HIM solutions. The HIM department’s primary purpose is to convert information captured during the care delivery process into billing information and is a core part of the revenue cycle. This includes the translation of clinical diagnoses and procedures into billing codes and often involves the digitization of vast amounts of paper. Despite the need for a new record-keeping methodology, most hospitals have found it challenging to try to move to a purely paperless, computer-based clinical record. The HIM market for coding products appears to be nearing saturation with reports showing that 98% of hospitals have an encoder product installed. Market share growth in this environment can only come via competitive replacements. QuadraMed is investing in product offerings to provide a full departmental solution as a strategy to motivate HIM departments to replace their existing products with QuadraMed’s solutions. We believe our solution will address the challenges facing HIM departments by automating more of the HIM process; and, we hope ultimately to be able to achieve our vision of a paperless HIM department.

Key initiatives for QuadraMed’s strategy include:

•	Further integration of the components of our CBRC solutions so that we can grow market share. This primarily revolves around the recently acquired QCPR product.

•	Focus on cross-selling additional solutions into our client base. We estimate that over 85% of our clients have only one of our products.

•	Conversion of our legacy Affinity clinical client base to QCPR. This represents a significant near to medium term opportunity for the Company.

•	Development of new HIM solutions, such as Computer-Assisted-Coding, to be sold into our large HIM base.

•	Improvement of awareness in the healthcare market through investments in strategic positioning to drive sales.

Product Offerings

We continue to invest in developing innovative solutions that leverage our intellectual property and human capital. Our solutions mirror the core processes that constitute our CBRC model:

QuadraMed Access and Identity Management Solutions

Accurate patient/person identification is accomplished through QuadraMed’s Smart Identity Management™ solutions, including QuadraMed Smart Identity Enterprise Master Patient Index (“EMPI”), and QuadraMed Smart Identity Exchange™, which combine advanced technology, powerful workflow tools and proven methodologies to provide a comprehensive identity management program for today’s healthcare enterprises. Patient data integrity is maintained and managed using QuadraMed MPIspy®, SmartID®, and SmartMerge® products. Patient access and resources are managed using QuadraMed Enterprise Scheduling, which includes advanced web scheduling, medical necessity check and insurance verification checking capabilities.

QuadraMed Care Management Solutions

QCPR enables healthcare organizations to reach the goal of an electronic health record (“EHR”) with integrated, workflow-driven solutions that enable clinicians to organize and manage patient care activities, access patient information and document the care they provide. QCPR is focused on the patient, facilitating the delivery of safe, accurate and timely care. Regulatory compliance, quality reporting and billing information are produced as clinicians care for their patients. QuadraMed CPOE brings innovation in clinical decision support to the industry using advanced knowledge management functionality with the goal of improving patient safety and outcomes. QCPR includes pharmacy, laboratory and radiology applications that are integrated with the care management process. QCPR combines with QuadraMed AcuityPlus™ for nursing workforce management and QuadraMed COPE™ (Clinical Outcome Practice Evaluator) for core measures and quality benchmarking to form the QuadraMed Care Management solution set.

QuadraMed Health Information Management Solutions

QuadraMed HIM solutions provide powerful links between access, care and patient revenue. With patient information a key element of quality care, Quadramed HIM electronic documentation management (EDM), workflow, electronic signature and QuadraMed File Manager™ solutions enable healthcare organizations to efficiently manage information critical to processes within their facilities. QuadraMed HIM abstracting, facility coding, physician coding and compliance solutions offer a web-native, integrated health information management platform designed to improve healthcare providers’ compliance and reimbursement. Our HIM products integrate across the suite of Care-Based Revenue Cycle solutions. These solutions are designed with input from HIM professionals to ensure improvements in key success metrics.

QuadraMed Patient Revenue Management Solutions

QuadraMed’s Patient Revenue Management solutions are designed to facilitate timely, accurate and complete billing. At the core of these Care-Based Revenue Cycle solutions are embedded HIPAA EDI transaction sets that drive our workflow-oriented solutions. These solutions offer the flexibility of sending transactions to a clearinghouse or directly to payers. They also provide smarter technology such as exception-driven workflow and rules-based logic, in an effort to ensure that healthcare organizations have the right tools available to work the right account at the right time. With contract management, account workflow, central business office and performance measurement applications, QuadraMed Patient Revenue Management solutions effectively and efficiently manage the business of transforming patient care into revenue. QuadraMed’s Patient Revenue Management includes comprehensive HIPAA-compliant EDI, integrated denial management and exception-driven workflow to help our customers reach financial success.

Governmental Solutions

QuadraMed Government solutions provide value across the VA Medical Center network for data integrity and productivity through coding tools, compliance monitoring, and customizable billing and coding edits, electronic work assignment and reporting for inpatient and outpatient encounters. QuadraMed Encoder Product Suite (“EPS”) integrates key clinical elements through the VA’s clinical package, named CPRS, with revenue cycle coding and billing tools. These tools provide an integrated healthcare information system for the VA. QuadraMed’s valued subcontractors include DSS, Inc., MEGAS, and Unicor, with their VistA-integration utilities, case assignment, reporting, claims auditing and professional fee coding tools.

Competition

Competition for our products and services is intense and is expected to increase. We compete with other providers of healthcare information software and services, as well as healthcare consulting firms. Our principal competitors include McKesson Corporation, Inc., Siemens Medical, Meditech Corporation, Eclipsys Corporation, Cerner, GE/IDX Medical Systems, and 3M/SoftMed Corporation. Based on a 2007 report from KLAS, Meditech enjoys the largest clinical information systems market share in terms of number of hospital clients, followed by Cerner and McKesson, respectively. Other competitors include niche providers of electronic document management software, identity management products and services, decision support products and financial services consulting and outsourcing.

Customers

Healthcare organizations of varying size, from small single-entity hospitals to large multi-facility care delivery organizations as well as Veteran’s Health Administration facilities all derive value from our solutions. We primarily market to acute care hospitals and multi-facility care delivery organizations or integrated delivery networks. We have customers located throughout the United States, and in Puerto Rico, Canada, Australia, New Zealand, Saudi Arabia and the United Kingdom. In 2007, the Department of Veterans Affairs awarded QuadraMed an annual contract under its existing Blanket Purchase Agreement, with a stated value of approximately $21.8 million, renewing the term license for QuadraMed’s Encoder Product Suite, and for related training services for all Veterans Affairs Medical Centers nationwide during the government’s 2008 fiscal year. VA Medical Centers have been licensed to use QuadraMed EPS since 2005. QuadraMed EPS is a comprehensive VistA-integrated and revenue cycle management solution used by the HIM and billing departments of all VA medical centers. It includes software for inpatient and outpatient coding, compliance, claims editing and revenue cycle workflow. In 2007 and 2006, sales to VA facilities accounted for approximately 19% and 13%, respectively of our total revenues and sales to The County of Los Angeles accounted for 14% and 11%, respectively of our total revenues.

Technical Strategy

A goal of QuadraMed’s technology strategy is to become the single trusted source of all patient data for a healthcare delivery system – i.e., to contain the entire legal medical record as an EMR for all patients treated, in a single logical database, such that all patient data is described by, and accessible through, a single database, to include but not be limited to:

•	Structured and unstructured clinical documentation

•	Lab Results, diagnostic images

•	Medication orders and administration records

•	Transcribed clinical reports

•	Demographic, financial and insurance information

•	An accounting of all charges and payments against a patient’s account

•	Scanned documents as necessary

•	Data from third party systems through industry standard Health Level Seven (“HL7”) interfaces.

QuadraMed seeks to provide the highest line of integration among clinical care systems, HIM systems and revenue cycle management systems by employing a variety of technology strategies, to include, but not be limited to:

•

Continuously enhancing its clinical, revenue and identity management solutions on a shared, InterSystems Caché and Ensemble software platform to be a complete administrative, clinical and financial management solution. Benefits of the InterSystem’s Caché and Ensemble platform include:

•	Simplified integration among QuadraMed’s products; and

•	Enabling QuadraMed to provide its products on a wide variety of hardware and operating system platforms.

•

HIM and enterprise scheduling product lines are being enhanced to include Caché as a supported database technology, and these systems are evolving to use Ensemble for workflow and rules-based functionality.

•	QuadraMed products are evolving to support Web-services, which coordinate and integrate QuadraMed products and simplify configuration and management.

•	QuadraMed products are evolving toward support for a richly functional, graphical user interface (“GUI”) with a uniform end-user experience all based on standard Web-browser technology.

Employees

QuadraMed’s staff includes product management and development teams with healthcare experience, software engineers, sales and marketing, and corporate support/administrative. We believe that we have a satisfactory relationship with our employees, none of whom are represented by a union or other collective bargaining group. As of December 31, 2007, we had approximately 706 employees: 86 in general and administration, 62 in sales and marketing, and the remaining employees in technical, consulting, research and development and support services.

Intellectual Property

We rely on a combination of copyright, trademark and trade secret law, and nondisclosure and non-compete agreements to protect our proprietary methodologies, computer software and databases. In addition, we require that all employees sign an agreement prohibiting them from disclosing or using our confidential information and requiring them to disclose and assign to us any new ideas, developments, discoveries or inventions related to our business. Further, we enter into non-disclosure agreements with business partners and customers in the ordinary course of business. The Company initiated a new branding strategy in 2007 that included the adoption of a new corporate tagline; “Quality Care. Financial Health™”, which is currently pending registration at the United States Patent and Trademark Office. We have obtained trademark registrations in the United States for most of our corporate and product trademarks and service marks (to the extent applicable), including QuadraMed, Affinity, Quantim, Tempus, pcMAR, MPIspy, SmartMerge, TempusOne, TempusXpress, nCoder+, WinCoder+, MEDREC Millennium and Smart IX, Smart Identity, Quadramed CPR, among others.

Regulatory Environment

Computer products used or intended for use in the diagnosis, cure, mitigation, treatment or prevention of diseases or other conditions or that affect the structure or function of the body are subject to regulation by the U.S. Food and Drug Administration (“FDA”) under the Federal Food, Drug and Cosmetic Act. Our laboratory solutions are considered Class I medical devices that are regulated under such Act as amended.

QuadraMed’s Revenue Cycle Management applications are subject to frequent modification in order to comply with mandated regulatory and other industry standards as established by federal organizations, e.g. Centers for Medicare and Medicaid Services, the Office of the Inspector General, individual state legislative entities within the U.S. and other industry standard-setting and accreditation organizations, e.g. Joint Commission, American Medical Association, World Health Organization for International Classification of Diseases and Related Health Problems, Workgroup for Electronic Data Interchange, National Uniform Billing Committee, and American National Standards Institute.

The Company believes that its compliance with federal, state and local environmental laws and regulations has no material effect on its capital expenditures, earnings or competitive position.

Available Information

Our corporate headquarters are located at 12110 Sunset Hills Road, Reston, Virginia in the Washington, D.C. metropolitan area. Our telephone number is 703-709-2300. We file quarterly and annual reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document that we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov and on our website, http://www.quadramed.com, which features all of our current SEC filings free of charge as soon as reasonably practicable after they are filed with the SEC. Our SEC filings are also available at the office of the American Stock Exchange. For further information on obtaining copies of our public filings from the American Stock Exchange, please call 212-306-1331.

Item 1A. Risk Factors

You should carefully consider the following factors and other information set forth in this report, including our financial statements and the related notes. The risks set forth below are in addition to risks that apply to most businesses. Our business and future performance may be affected by the following:

We Have Incurred Losses from Continuing Operations for Several Years Prior to 2006. Our Losses Have In the Past Adversely Affected Our Ability to Compete.

While we had income from continuing operations of $63.0 million and $11.9 million for the years ended December 31, 2007 and 2006, respectively, we incurred losses from continuing operations of $1.5 million, $34.8 million, and $19.0 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Our historical losses have in the past impaired our ability to make substantial product investments and to market our products and services in competition against companies that are more profitable. If we are unable to sustain profitability, it may impair our ability to compete effectively.

Failure to Maintain Effective Internal Controls Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price.

We have documented and tested our internal control procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Our annual management assessment of the effectiveness of our internal control over financial reporting may be found under Item 9A. Controls and Procedures and the attestation of our auditors as a result of their audit of our internal control over financial reporting may be found at page F-3 Report of Independent Registered Pubic Audit Firm. As reported under Item 9A, our management believes that our internal control over financial reporting and disclosure controls and procedures were effective as of December 31, 2007.

However, as a result of the control deficiencies and material weaknesses in internal control over financial reporting and in our disclosure controls and procedures as of December 31, 2004 and as of the end of each quarter in 2005 through September 30, 2005 identified by our management and reported by our management and our auditors (in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 16, 2006, as amended by Amendment No. 1, filed with the SEC on August 17, 2006; in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 25, 2005, as amended by Amendment No. 1, filed with the SEC on April 29, 2005, and Amendment No. 2, filed with the SEC on January 4, 2006; and in the Company’s Quarterly Reports on Form 10-Q, filed with the SEC on May 10, 2005 (as amended and filed on January 4, 2006), August 9, 2005 and November 9, 2005), during 2005, the Company invested significant time and resources to remediate such material weaknesses, and as such, there were significant changes in our internal control over financial reporting during 2005 that materially affected our internal control over financial reporting in a positive way.

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

We Could Experience a Significant Impact on Our Revenue if Our Customers Do Not Renew Maintenance Contracts.

We derive a significant percentage of our revenue, including 44% of our total revenue for fiscal year 2007, from maintenance services. We provide maintenance services under maintenance contracts to many of our customers in connection with our healthcare information technology products. In general, these maintenance contracts renew on an annual basis. If a significant portion of these maintenance contracts were not renewed, our maintenance revenues would decline which could have a material adverse effect on our total revenue for the period(s) in which the maintenance contracts were discontinued.

Future Sales in the Public Market of the Common Stock, Underlying our Series A Preferred Stock, Warrants or Option Exercises and Sales Could Lower Our Stock Price.

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

Our International Operations, Including Our Activities and Contracts in the United Kingdom, Canada and the Middle East and Our Operations in India, May Subject Us to Additional Costs and Risks.

In February 2008, we began a new partnership with Tata Consultancy Services (“TCS”), a leading global IT services and consulting firm based in India, to supplement our resources in the product development areas of quality assurance, technical publications and software programming. While TCS is an established organization with significant experience in the product development area, we may face challenges in managing relationships such as this, integration of the TCS personnel and work product with our own, and our lack of direct control over the Indian product development. Even though our contract with TCS is denominated in U.S. dollars and TCS remains responsible for the employment and tax liabilities of the personnel working with us, we could face additional costs associated with these Indian operations in the event of changes in foreign laws, regulations and policies.

In addition to our existing business, our acquisition of the CPR business in September 2007 increased the number of our customers and vendors located outside the United States, including in Canada, the United Kingdom, and the Middle East. While our contracts in the Middle East are denominated in U.S. dollars, most of our contracts with Canadian and U.K. customers and vendors are denominated in Canadian dollars and British pounds sterling, respectively. As a result, unfavorable changes in foreign currency exchange rates could increase the costs of our operations in these countries, and we do not currently engage in any activities to hedge our foreign currency exposure. Further, instability in the Middle East or changes in the relations between the United States and the Middle East could increase the costs of our operations or affect our ability to maintain our customer or vendor contracts in this area

If Our Products Fail to Accurately Assess, Process or Collect Healthcare Claims or Administer Managed Care Contracts, We Could Be Subject to Costly Litigation and Be Forced to Make Costly Changes to Our Products.

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

Changes in Procurement Practices of Hospitals Have and May Continue to Have a Negative Impact on Our Revenues.

A substantial portion of our revenues has been and is expected to continue to be derived from sales of software products and services to hospitals. Hospitals are slow to make changes and generally favor their existing vendor when considering an upgrade in their systems. Consolidation in the healthcare industry, particularly in the hospital and managed care markets, could decrease the number of existing or potential purchasers of products and services and could adversely affect our business. In addition, the decision to purchase our products often involves a committee approval. Consequently, it is difficult for us to predict the timing or outcome of the buying decisions of our customers or potential customers. In addition, many healthcare providers are consolidating to create integrated delivery networks with greater regional market power. Others may become participants in integrated delivery systems or integrated delivery networks through merger and acquisition activity or the formation of collaborations using the shared of a jointly owned information technology services entity, some of which may seek to implement a single electronic health information solution for participating organizations. These emerging systems IDSs or IDNs or colorations could have greater bargaining power, which may lead to decreases in prices for our products, and consequently could adversely affect our business, financial condition and results of operations.

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

We Operate in a Highly Competitive Market.

Competition for our products and services is intense and is expected to increase. Increased competition could result in reductions in our prices, gross margins and market share and have a material adverse effect on our business, financial condition and results of operations. We compete with other providers of healthcare information software and services, as well as healthcare consulting firms. Some competitors have formed business alliances with other competitors that may affect our ability to work with some potential customers. In addition, if some of our competitors merge, a stronger competitor may emerge. Some principal competitors include:

•

In the market for healthcare information systems: Epic Corporation, McKesson Corporation, Inc., Siemens Health Services, a division of Siemens Medical Solutions of Siemens AG, MediTech Corporation, Eclipsys Corporation and Cerner;

•	In the market for electronic document management products: McKesson Corporation, SoftMed Corporation Inc., FileNet, Streamlined Health, MedPlus and Eclipsys Corporation;

•

In the market for Smart Identity Management products and services: Initiate Systems, Inc., McKesson Corporation, Siemens Health Services, a division of Siemens Medical Solutions of Siemens AG, and Medibase;

•

In the market for decision support products: Eclipsys Corporation, Healthcare Microsystems, Inc., a division of Health Management Systems Inc., McKesson Corporation, Siemens Health Services, a division of Siemens Medical Solutions of Siemens AG, and MediQual Systems, Inc., a division of Cardinal Health, Inc.; and

•

In the market for coding, compliance, data, and record management products in the Health Information Management Software Division: 3M Corporation, SoftMed Corporation, Inc (recently acquired by 3M Corporation), MetaHealth, Eclipsys Corporation and HSS, Inc., an Ingenix Corporation.

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

Throughout our history, we have made many acquisitions and have encountered significant challenges integrating the acquired businesses into our operations. In recent years, we have made significant progress toward that integration. However, we continue to support different technology platforms. In the future, we plan to make investments in or acquire additional complementary businesses, products, services or technologies. These investments and acquisitions, including our acquisition of the CPR assets and related business of Misys Hospital Systems, Inc., as discussed in Note 4—Acquisition of the Misys Computerized Patient Records Business to the financial statements, will create new integration challenges. Some of the challenges we have encountered, and may encounter with acquisitions in the future, in integrating acquired businesses include:

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

DHHS published three rules under HIPAA that are primarily relevant to us and our customers: the Transactions Rule governs transactions and code set standards; the Privacy Rule governs the exchange or creation of protected health information; and the Security Rule the use, disclosure, transmission, storage and destruction of electronic protected health information.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We lease all of our facilities and do not own any real property. Our executive and corporate offices are located in Reston, Virginia, in approximately 70,750 square feet of leased office space under a lease that expires in 2011. We also lease approximately 41,000 and 34,000 square feet of office space in San Marcos, California and San Rafael, California, respectively. The San Marcos lease expires in May 2008 and the San Rafael lease expires in December 2009. Beginning in 2006, we subleased 33% of the vacant San Rafael, California facility in 2006, and we continue to actively market the remaining space for sublease. Also in 2006, the Company subleased 100% of the San Marcos, California facility. We believe that our facilities provide sufficient space for our present needs, and that additional suitable space, if needed, would be available on reasonable terms.

Item 3. Legal Proceedings

We are subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on the company’s financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter 2007.

Item 4A. Executive Officers of the Registrant

QuadraMed’s executive officers as of December 31, 2007 are as follows:

Name	Age	Position
Keith B. Hagen	45	Chief Executive Officer and President
David L. Piazza	52	Chief Financial Officer and Executive Vice President
James R. Klein	60	Chief Technology Officer and Senior Vice President
James R. Milligan	47	Senior Vice President, Sales and Government Programs
Steven V. Russell	51	Senior Vice President, Corporate Development

Keith B. Hagen (45) has served as our Chief Executive Officer and President since October 2005. From March 2003 until joining the Company, Mr. Hagen served as the President and a director of M. Transaction Services, Inc., a national healthcare electronic data interchange (EDI) service provider and subsidiary of Misys plc, where he was responsible for their transaction service operations. He served as Senior Vice President for Product Development and Chief Technology Officer of Misys Healthcare Systems, a leading healthcare IT company and subsidiary of Misys plc, from July 2001 to March 2003. He also served as Senior Vice President for Product Development and Chief Technology Officer with Sunquest Information Systems from March 2000 until July 2001, at which time Misys plc acquired Sunquest. Until January 2000, he served as Senior Vice President for Products and Technology and Chief Technology Officer for The Compucare Company, which was acquired by QuadraMed in 1999. Mr. Hagen has over twenty-three years of experience in healthcare information technology and operations. Mr. Hagen received a Bachelor of Science degree in Computer Science from the State University of New York.

David L. Piazza (52) became our Executive Vice President, Chief Financial Officer, Treasurer and Secretary in August 2005. Mr. Piazza joined the Company in October 2003 as Vice President of Finance and was

responsible for all non-accounting finance and administrative matters for the Company. Prior to QuadraMed, Mr. Piazza spent twenty years in the telecommunications sector serving in a variety of capacities including Chief Financial Officer of both public and private firms. He began his career in the public accounting practice, where he specialized in the audits of regulated companies. Mr. Piazza is a CPA and a graduate of the University of Illinois.

James R. Klein (60) became our Senior Vice President and Chief Technology Officer in August 2005. Mr. Klein is a healthcare information technology veteran who served as Director of Healthcare Technology from August 2004 to August 2005 for the Company’s technology partner, InterSystems Corporation. In addition, he served as Vice President and Research Director at the Gartner Group from April 1997 to August 2004. Prior to joining the Gartner Group, he was Vice President of The Compucare Company, a company later acquired by QuadraMed in 1999. Mr. Klein has over twenty-five years of experience in the healthcare information technology industry. Mr. Klein received a Bachelor of Science degree in Mathematics from Villanova University and a Masters Degree from the University of Maryland.

James R. Milligan (47) became our Senior Vice President for Sales and Government Programs in August 2005. Mr. Milligan joined QuadraMed in October 2001 as a regional Vice President for Enterprise Sales, and he assumed responsibility for the Company’s Client Management program in January 2005 and the Government business in July 2005, and was named Senior Vice President for Sales and Government Programs in August 2005. Prior to joining the Company, he was District Manager at EMC Corporation from November 2000 to October 2001 and Vice President of Sales and Marketing for Milbrook Corporation in Addison, Texas from March 1999 to November 2000. Mr. Milligan has over twenty years of hospital and physician information systems experience. Mr. Milligan holds a Bachelor of Science degree in Business Administration from The University of Ashland.

Steven V. Russell (51) became our Senior Vice President of Corporate Development in November 2005. Most recently, Mr. Russell had been Vice President for HIM National Sales at Precyse Solutions, an HIM consulting and services company, from April 2005 to November 2005. From May 2000 to February 2005, he was Senior Vice President at Healthscribe, Inc. serving as an Executive Officer and member of the Executive Operating Committee, charged with the sales, marketing, business development and client implementation functions. He served as Executive Vice President of Phycom, Inc. from 1999 to 2000, Senior Vice President of Field Operations for The Compucare Company from 1997 to 1999, and Regional Vice President for Cerner Corporation, from 1996 to 1997, where he was responsible for branch office operations of the Washington DC/Mid-Atlantic office including sales, client installations, client management and office administration. Mr. Russell has over twenty years of healthcare sales and marketing and operations experience in the healthcare information technology and healthcare services industries. Mr. Russell holds a Bachelor of Arts degree from Indiana University.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a) Market Information

Our common stock currently trades on the American Stock Exchange (symbol: QD).

On March 7, 2008, the high and low prices for our common stock on the American Stock Exchange were $1.99 and $1.91 per share, respectively.

The following table sets forth the high and low prices for our common stock traded on the American Stock Exchange for the periods indicated.

Fiscal Year Ended December 31, 2007	High	Low
Quarter ended March 31	$3.29	$2.95
Quarter ended June 30	$3.26	$3.05
Quarter ended September 30	$2.94	$2.70
Quarter ended December 31	$2.17	$1.83

Fiscal Year Ended December 31, 2006	High	Low
Quarter ended March 31	$2.30	$1.30
Quarter ended June 30	$2.54	$1.85
Quarter ended September 30	$2.30	$1.66
Quarter ended December 31	$3.25	$2.18

Stock Price Performance Graph

The Stock Price Performance Graph below represents a comparison of the five year total return of QuadraMed Corporation Common Stock, the AMEX Market Index and the NASDAQ Market Index. The graph assumes $100 was invested on December 31, 2002 and dividends are reinvested for all years ending December 31.

We have authorized 150,000,000 shares of common stock, with a par value of $0.01 per share. We have authorized 5,000,000 shares of preferred stock, par value $0.01 per share. Our Board of Directors has authority to provide for the issuance of our shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. As of December 31, 2007, we had 45,283,769 shares of common stock outstanding, plus warrants to purchase 1,026,899 shares of common stock, and 4,000,000 shares of preferred stock designated as Series A Cumulative Mandatory Convertible Preferred Stock (“Series A Preferred Stock”), which are convertible into 8.0645 shares of common stock per share of Series A Preferred Stock.

(b) Holders

On February 28, 2008, there were 224 holders of record. As of March 6, 2008, there were approximately 3,900 beneficial holders of our common stock.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

This table provides information about our common stock subject to equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Approved By Stockholders (1)	8,688,495	(2)	$3.21	1,032,955	(3)
Not Approved by Stockholders (4)	1,325,000		$1.79	n/a

(1)	The Company has issued stock options and restricted stock under its 1996 Stock Incentive Plan (the “1996 Plan”), the 1999 Supplemental Stock Option Plan (the “1999 Plan”) and the 2004 Stock Compensation Plan (the “2004 Plan”), all of which were approved by stockholders. The 2004 Plan superseded the 1996 Plan, as amended, and the 1999 Plan, as amended, as of May 6, 2004, although stock options and restricted stock under the 1996 and 1999 Plans outstanding as of that date remain subject to the terms of those plans.
(2)	Includes options originally issuable under various benefit plans of entities acquired by us.
(3)	This number excludes options and restricted shares outstanding and shares issued upon exercise of options plan-to-date, as of December 31, 2007.
(4)

The Company has issued stock options outside of stockholder-approved equity compensation plans as inducements for the employment of the following executives: Keith B. Hagen (550,000; exercise price of $1.83), James R. Klein (200,000; exercise price of $1.74), Steven V. Russell (75,000; exercise price of $1.24), Brook A. Carlon (100,000; exercise price of $3.00), and John C. Wright (750,000, of which 400,000 options remain to be exercised; 400,000; exercise price of $1.82). Mr. Wright’s service to the Company terminated on August 31, 2005. All such options were granted pursuant to an Inducement Stock Option Agreement entered into between the Company and the individual executive. The terms of these Inducement

Stock Option Agreements provide (i) for a fixed exercise price as set forth in each agreement, which is the closing price of the Company’s common stock on the grant date or the last trading day prior to the grant date or state the exercise price will be the closing price of the Company’s common stock on the grant date or the last trading day prior to the grant date; (ii) options have a maximum term of ten years; (iii) 25% of the recipient’s options vest on the first anniversary of the grant, with the remaining 75% vesting pro rata in a series of 36 equal monthly installments upon the recipient’s completion of each month of employment after the first anniversary of the grant date; (iv) upon the executive’s involuntary termination (other than a termination for cause) or a change in control of the Company, all options fully vest and remain exercisable for 12 months (for Mr. Wright, this was 36 months) or until the expiration date (which is ten years from the grant date); (v) upon the executive’s death or permanent disability, all options that had vested until the date of cessation of service remained exercisable for 12 months (for Mr. Klein, 6 months; for Mr. Wright, 36 months, and Mr. Wright was to be credited with an extra 12 months of service in the event of his death or permanent disability); (vi) upon the executive’s voluntary termination, all options that had vested until the date of cessation of service remained exercisable for 3 months (for Mr. Wright, 36 months); and (vii) upon the executive’s termination for cause, the options terminate immediately.

(e) Recent Sales of Unregistered Securities

None

(f) Stock Repurchases

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2007	n/a	n/a	n/a	n/a
November 1 – November 30, 2007	n/a	n/a	n/a	n/a
December 1 – December 31, 2007	150,600	$1.91	150,600	$4,712,536
Total (2)	150,600	$1.91	150,600	$4,712,536

(1)	On December 17, 2007, we announced that our Board of Directors authorized a program to repurchase, with available cash, up to $5.0 million of the Company’s common stock. The repurchase program is expected to remain in effect for up to four months. The repurchase program has been structured to comply with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934. We have repurchased the common stock through registered broker-dealers in open market purchase transactions and plan to hold any shares repurchased as treasury shares. As of December 31, 2007, we repurchased 150,600 shares at a cost of $0.3 million.
(2)	As of February 28, 2008, we repurchased 987,200 shares at a cost of $2.0 million.

Item 6. Selected Financial Data

The selected consolidated financial data presented below for the five years ended December 31, 2007, is derived from our Consolidated Financial Statements and related notes thereto. This selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related notes thereto included in “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

	Year ended December 31,
(in thousands, except per share amounts)	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data:
Revenue	$137,350	$125,201	$122,313	$124,804	$115,955
Gross margin	$80,118	$81,242	$79,607	$74,375	$71,023
Sales & marketing, general & administrative	$36,332	$34,458	$41,711	$53,812	$55,598
Software development	$32,390	$31,770	$33,307	$28,056	$23,798
Amortization of intangible assets and depreciation (1)	$3,468	$4,195	$4,904	$4,495	$4,525
Restatement costs	$—	$—	$—	$—	$7,461
Exit cost of facility closing	$—	$—	$1,066	$4,190	$—
Income (loss) from operations	$7,928	$10,819	$(1,381)	$(16,178)	$(12,898)
Interest expense	$(127)	$(379)	$(607)	$(4,814)	$(7,704)
Gain (loss) on redemption or retirement of debentures	$—	$—	$—	$(14,871)	$—
Income (loss) from continuing operations before income taxes	$10,592	$12,287	$(1,226)	$(34,982)	$(19,095)
Benefit (provision) for income taxes	$52,408	$(342)	$(277)	$175	$48
Income (loss) from continuing operations	$63,000	$11,945	$(1,503)	$(34,807)	$(19,047)
Loss from discontinued operations	$—	$—	$—	$(3,690)	$(4,896)
(Loss) gain on disposal of discontinued operations	$—	$—	$(2,435)	$(3,332)	$—
Net income (loss)	$63,000	$11,945	$(3,938)	$(41,829)	$(23,943)
Preferred stock accretion and dividends	$(6,032)	$(5,978)	$(5,338)	$(2,465)	$—
Net income (loss) attributable to common shareholders	$56,968	$5,967	$(9,276)	$(44,294)	$(23,943)
Basic income (loss) per share from continuing operations	$1.29	$0.14	$(0.17)	$(1.04)	$(0.70)
Basic net income (loss) per share	$1.29	$0.14	$(0.23)	$(1.23)	$(0.87)
Diluted income (loss) per share from continuing operations	$0.79	$0.13	$(0.17)	$(1.04)	$(0.70)
Diluted net income (loss) per share	$0.79	$0.13	$(0.23)	$(1.23)	$(0.87)

	As of December 31,
(in thousands, except per share amounts)	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$17,485	$44,543	$33,042	$22,429	$36,944
Total assets	$172,376	$116,198	$119,896	$119,410	$133,155
Deferred revenue	$36,111	$46,347	$52,169	$44,040	$48,502
Working capital	$5,649	$10,757	$(6,650)	$(15,092)	$13,008
Long-term debt	$—	$—	$—	$—	$84,225
Stockholders’ equity (deficit)	$108,053	$42,471	$31,192	$32,639	$(16,883)

Note:
(1)	Did not include $11.1 million at December 31, 2003 of unamortized discount associated with warrants issued in connection with the Senior Secured Notes due 2008 (“2008 Notes”).

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

Financial Statement Overview

During 2007, we were able to effectively manage our business to improve financial performance in several of our key financial performance categories as indicated in the highlights presented below:

•

In September, we completed our acquisition of the Misys Computerized Patient Record (“CPR”) assets of Misys Healthcare, a division of Misys plc (FTSE: MSY.L) at a purchase price of $33.0 million in cash. Misys CPR, an award winning clinical information system, has been initially renamed “QCPR”. The product immediately strengthens our capacity to serve our clients and to compete for clinical information systems business in large hospitals and multi-facility engagements. As a leader in Access and Identity Management, Health Information Management and Revenue Cycle Management solutions, the addition of QCPR significantly improves the Care Management component of our Care-Based Revenue Cycle strategy. As a result of this acquisition, our 2007 results are not comparable with prior years.

•

Total revenue increased $12.2 million, or 10%, to $137.4 million in 2007 from $125.2 million in 2006. The increase in revenue was primarily due to a $3.7 million hardware sale to a single customer and the $5.6 million revenue in the fourth quarter resulting from the acquisition of the CPR business.

•

Cash and investments decreased by $27.0 million to $17.5 million at December 31, 2007 from $44.5 million at December 31, 2006. This decrease was primarily due to the strategic decision to purchase the CPR business for $33.0 million in cash: prior to the closing of that deal, we had approximately $59.8 million of cash and investments. Cash provided by operating activities of $12.8 million in 2007, compared to $16.7 million in 2006, was offset in part by $2.3 million of cash used for purchases of property and equipment, $1.7 million in net sales related to investment activity to fund the CPR business acquisition, and $3.7 million of net cash used in financing activities, principally for the payment of preferred stock dividends and the repurchase of treasury shares.

•

Days sales outstanding (“DSO”) at December 31, 2007 was 69 days compared to 60 days at December 31, 2006. The receivables balance at year end reflects the addition of the CPR business receivables acquired which historically have experienced a higher DSO than the QuadraMed standard, and which represented approximately four days of the DSO. The acquisition occurred at the end of the third quarter which did not allow sufficient time to apply our same collection discipline and bring the DSO in line with QuadraMed standards by December 31, 2007. In addition, due to budgetary and other considerations with the Veterans Administration, we had $3.1 million of past due receivables at December 31, 2007, all of which were paid during the first week of January; these past due amounts represented approximately eight days of the DSO. Absent the effects of the CPR acquisition and the VA issues, proforma DSO would have been 56 days compared to 60 days at December 31, 2006.

•

We are reporting income before income taxes of $10.6 million in 2007 compared to $12.3 million in 2006. As a result of the Company’s profitability in 2006 and 2007, among other factors, we have reduced a significant portion of the valuation allowance that we have been carrying against our deferred tax assets, which has resulted in a one-time deferred tax benefit in 2007 of $52.4 million. As a result, we expect to record income tax expense for accounting purposes in the future, corresponding to any income before income taxes that we report in those future periods.

Recent Events

We provided high level 2008 financial guidance at the February 2008 UBS Global Healthcare Services conference in New York. As presented at the conference by Keith Hagen, QuadraMed’s CEO and President, our 2008 revenues are anticipated to be in the range of $146.0 million to $152.0 million, representing approximately 10% year-on-year top-line growth which is in line with the growth rates of our enterprise competitors. Mr. Hagen also stated that he expects adjusted EBITDA margin to be in the low double digits for 2008, which is consistent with our reported financial performance in 2007.

On February 5, 2008 we announced a strategic initiative to increase overall product development capacity and to further accelerate delivery of our “Care-Based Revenue Cycle” product strategy to the healthcare market. In an effort to provide high quality, feature rich products to our clients in the least amount of time we have re-allocated financial and personnel resources to expand our product development capacity, and have partnered with Tata Consultancy Services to assist us with quality assurance, technical publications and software programming. This initiative will supplement the efforts of our existing dedicated product development team. As a result, our overall development team will increase by 11% with most of that increase focused on developing new products and new features. Related to this capacity expansion and resource re-allocation initiative, we eliminated 69 positions in various technical, administrative and other non-technical areas. A number of the affected staff had been assigned to product related projects now considered to be “non-core” to QuadraMed’s long term growth and success. Concurrent with this, new positions were created to meet the changing needs for various skill sets related to the company’s go-forward product plan. In addition, we are filling twenty open positions in technical and related areas. We provided benefits for departed employees through the end of February 2008 and offered severance payments along with a commitment to pay 2007 bonuses to those impacted in accordance with the 2007 Incentive Compensation Plan, when payments under the plan are made in March 2008. After all the actions detailed above have occurred, we will employ 647 full time employees, which includes the twenty open positions. The Company expects to report a one time severance cost in Q1 2008 of approximately $0.6 million.

In February 2008, auctions failed for $1.3 million of our auction rate securities, and there is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed, and as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not do so. All of our auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We do not believe these securities are currently impaired, primarily due to the collateral guarantees and AAA ratings of the underlying securities. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments to affect our ability to execute our current business plan. As of December 31, 2007 and February 29, 2008, we held $5.4 million and $2.2 million, respectively, of auction rate securities.

Critical Accounting Policies and Estimates

Our critical accounting policies have a considerable impact on Management’s Discussion and Analysis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, revenues and expenses. Significant estimates and assumptions have been made regarding revenue recognition, the allowance for doubtful accounts, stock-based compensation input assumptions, the purchase price allocation related to the CPR acquisition, contingencies, litigation, intangibles resulting from our purchase business combinations, charges associated with exit activities and other amounts. We base our estimates and assumptions on historical experience and on various other assumptions which management believes to be reasonable under the circumstances. Uncertainties are inherent in all of these estimates including the estimates underlying percentage-of-completion accounting method of revenue recognition. In addition, we annually review and test our estimates related to the valuations of intangibles including acquired technology, goodwill, customer lists, trademarks and other intangibles and capitalized software. Actual results may differ materially from these estimates.

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

We recognize revenue on its software products in accordance with AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended; SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts; and SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition.

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

We allocate revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the maintenance portion of the arrangement based on the price if sold separately and measured by the renewal rate offered to the customer. The professional services portion of the arrangement is based on hourly rates which we charge for these services when sold separately from software. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The proportion of revenue recognized upon delivery varies from quarter-to-quarter depending upon the mix of licensing arrangements, perpetual or term-based, and the determination of vendor-specific objective evidence (“VSOE”) of fair value for undelivered elements. Many of our licensing arrangements include fixed implementation fees and do not allow us to recognize license revenue until these services have been performed. We recognize revenue only after establishing that we have VSOE for all undelivered elements.

Some of the licenses are term or time-based licenses. We recognize revenue from these contracts ratably over the term of the arrangement. Post-contract Customer Support (“PCS”) for all of the license term is bundled together with the term license and is included in license revenue on our consolidated financial statements.

Contract accounting is applied where services include significant software modification, installation or customization. In such instances, the services and license fee is accounted for in accordance with SOP 81-1, whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. We use the completed-contract method of revenue recognition rather than the percentage-of-completion method for contracts with short implementation service periods (typically less than 3-9 months) and in circumstances in which the Company’s financial position and results of operations would not vary materially from those resulting from the use of the percentage-of-completion method. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and judgment related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting can affect the amounts of revenue and related expenses reported in its consolidated financial statements. The Company classifies revenues from these arrangements as license, installation, hardware, and services revenue based on the estimated fair value of each element using the residual method, and revenues are reflected in respective revenue categories in our consolidated financial statements.

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

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. This generally results from deferred maintenance, software installation, consulting and training services not yet rendered; license revenue is deferred until all revenue requirements have been met or as services are performed. Additionally, there are term-based licenses for which revenues are recognized over the term of the contract, which is generally one year. Unbilled receivables are established when revenue is deemed to be recognized based on our revenue recognition policy, however the Company does not have the right to bill the customer per the contract terms.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due us from our customers for the delivery of products and services. We provide an allowance for doubtful accounts, which reflects our estimate of non-collection of accounts receivable based on past collection history and other specifically identified risks.

Goodwill and Intangible Assets

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The determination of fair value of the identifiable net assets acquired is determined based upon a third party valuation and evaluation of other information.

SFAS No. 142—Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for determining impairment, while the second step, if necessary, measures the impairment. We elected to perform our annual analysis at year end and no indicators of impairment have been identified.

Intangible assets subject to amortization include trademarks, customer marketing and technology related assets. Such intangible assets are amortized based on the estimated economic benefit over their estimated useful lives, which are generally two to ten years.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

This process requires our management to make assessments regarding the timing and probability of the ultimate tax impact. We record valuation allowances on deferred tax assets if we determine it is more likely than not that the asset will not be realized. Additionally, we establish reserves for uncertain tax positions based upon our judgment regarding potential future challenges to those positions. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes could have a significant impact on our financial position.

The accounting estimate related to the tax valuation allowance requires us to make assumptions regarding the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. These assumptions require significant judgment because actual performance has fluctuated in the past and may do so in the future. The impact that changes in actual performance versus these estimates could have on the realization of tax benefits as reported in our results of operations could be material.

Stock-based Compensation

We adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”) using the modified prospective method as of January 1, 2006. Under this method, compensation cost is recognized based on the requirements of SFAS 123R for all share-based awards granted subsequent to January 1, 2006, and for all awards granted, but not vested, prior to January 1, 2006. The adoption of SFAS 123R resulted in $2.5 million and $0.6 million of stock option expense for the years ended December 31, 2007 and 2006, respectively. Prior to January 1, 2006, the Company used the intrinsic method of measuring and recognizing employee stock-based transactions under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Consequently, no expense was recognized for stock award grants if the exercise price was at least equal to the market value of the common stock at the date of grant and expense was recognized if the exercise price was below the market value at the date of grant.

Recent Accounting Standards

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued a FASB Staff Position to partially delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. Based on the FASB Staff Position, the partial adoption of SFAS No. 157 will not have a material impact on our financial position and results of operations in 2008. We are still assessing the impact that SFAS No. 157 will have on our nonrecurring measurements for non-financial assets and liabilities in 2009.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our fiscal 2009. An entity may not apply it before that date. The provisions of SFAS 141R will only impact us if we are party to a business combination after the pronouncement has been adopted.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not currently expect the adoption of SFAS 160 to have a material impact on our consolidated financial position, results of operations and cash flows.

Results of Operations

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Year ended December 31,
	(in thousands, except percentages)
	2007		2006
Revenue
Services	$19,371	14%	$12,767	10%
Maintenance	59,892	44%	55,975	45%
Installation and other	12,328	9%	11,823	9%

Services and other	91,591	67%	80,565	64%
Term licenses	31,031	23%	25,515	20%
Perpetual licenses	10,597	8%	16,596	13%

Licenses	41,628	30%	42,111	34%
Hardware	4,131	3%	2,525	2%

Total revenue	137,350	100%	125,201	100%

Cost of revenue
Cost of services and other revenue	36,737	40%	26,456	33%
Royalties and other	15,683	38%	12,095	29%
Amortization of acquired technology and capitalized software	1,090	3%	3,401	8%

Cost of licenses revenue	16,773	40%	15,496	37%
Cost of hardware revenue	3,722	90%	2,007	79%

Total cost of revenue	57,232	42%	43,959	35%

Gross margin	80,118	58%	81,242	65%

Operating expenses
General and administrative	18,275	13%	19,127	15%
Software development	32,390	24%	31,770	25%
Sales and marketing	18,057	13%	15,331	12%
Amortization of intangible assets and depreciation	3,468	3%	4,195	3%

Total operating expenses	$72,190	53%	$70,423	56%

Income from operations	$7,928	6%	$10,819	9%

Year Ended December 31, 2007 compared to 2006

Revenue

Revenue is recognized during the respective periods from various sources, including but not limited to amounts initially recorded as deferred revenue and for which the Company has now completed its contractual commitments; service revenue relating to installation, consulting and training; maintenance contracts that renew periodically, typically on an annual basis; and revenues recognized on a cash-basis. Revenue may be deferred and recognized on a cash basis if there is a contractual dispute and payments are delayed; revenue is recognized when the collection becomes reasonably assured and/or the contract dispute is resolved.

Total revenue. Total revenues for 2007 were $137.4 million, an increase of $12.2 million or 10%, over total revenue for 2006 of $125.2 million. The increase of $12.2 million was comprised of a $6.6 million increase in services revenue, a $3.9 million increase in maintenance, a $1.6 million increase in hardware revenue, and a $0.5 million increase in installation and other revenue, partially offset by a $0.4 million decrease in license revenue.

Services and other revenue. Services and other revenue consist of professional services, such as implementation and installation services, training, maintenance (which consists of technical support and product upgrades), reimbursable expenses and other services revenue. Professional services are typically provided over a period of three to nine months for the Health Information Management Suite and two to three years for Patient Revenue Management products. These services are provided subsequent to the signing of a software license agreement and are integral to the delivery of our software license revenues. Our maintenance revenue depends on both licenses of our software products and renewals of maintenance agreements by our existing customer base.

Services revenue increased $6.6 million, or 52%, to $19.4 million in 2007 from $12.8 million in 2006. An increase of $2.3 million for the Smart Identity Management products was attributable to increased clean up services provided to two significant customers during 2007. An increase of $1.8 million in services was attributable to consulting services related to the CPR products acquired in the asset purchase at the end of third quarter 2007. An increase of $1.3 million in the Patient Revenue Management products was primarily due to services revenue recognized in 2007 related to a sale of a hardware configuration to a single customer. An additional $1.2 million was attributable to the government solutions workflow analysis project completion and other products, net.

Maintenance revenue increased $3.9 million, or 7%, to $59.9 million in 2007 from $56.0 million in 2006. The increase of $3.9 million in maintenance revenue is principally due to $3.0 million in maintenance revenue related to the CPR products purchased in third quarter 2007, a $1.4 million increase in revenue for maintenance contracts related to the completion of software installations, particularly for Patient Revenue Management, Pharmacy and Patient Access products during 2006 and early 2007 which triggered post customer support services in 2007. These increases were offset by approximately a $0.5 million decrease due to a combination of other factors, net.

Installation revenue increased $0.5 million, or 4%, to $12.3 million in 2007 from $11.8 million in 2006, which was due to the net effect of several items. An increase of $2.9 million related to our government solutions and an increase of $0.7 million in the CPR products was offset by a $1.6 million decrease in installation revenue related to our Patient Revenue Management products, a $0.4 million decrease for the Health Information Management Suite, a $0.3 million decrease for the Smart Identity Management products, a $0.3 million decrease for the Electronic Document Management products and a $0.5 million decrease in Pharmacy, Patient Access and QMI Lab & Radiology products. The increase in the installation and other services revenue for government solution products was attributable to revenue recognized on installation and training services in conjunction with the roll-out of a new government solution license. The increase in our CPR products is due to revenue recognized on customer installations for the initial quarter since the asset purchase. Installation and other services revenue for the Patient Revenue Management products decreased due to decreased hours worked on contracts that were being recognized on the percentage of completion (“POC”) method. The decreases in the Health Information Management Suite, Smart Identity Management products, Electronic Document Management products, Pharmacy products and Patient Access products were principally attributable to a decreased number and size of active contracts completed in 2007. Installation revenue related to the Health Information Management Suite term licenses is recognized ratably over the license term. Installation and other revenue for Health Information Management Suite perpetual licenses, Patient Access and government solutions products are typically recognized upon completion of implementation. The installation and other revenue for our other products, including Patient Revenue Management and CPR products, is recognized on a contract basis of accounting.

Licenses. License revenue consists of fees and licenses for our owned, proprietary software, as well as third-party owned software that we bundle into our suite of products. Overall, license revenue decreased $0.5 million, or less than 1%, to $41.6 million in 2007 from $42.1 million in 2006.

Term license revenue increased 22% or $5.5 million to $31.0 million in 2007 from $25.5 million in 2006. Term license revenue for government solutions products increased by approximately $6.3 million in 2007, to $18.2 million in 2007 from $11.9 million in 2006; this was primarily due to the installation of our VIP software at the 147 Veterans Administration sites during 2007. Term license revenues for the Health Information Management Suite and Decision Support products decreased by approximately $0.4 million each from 2006 to 2007 due primarily to revenue recognized from cash basis customers in 2006.

Perpetual license revenue decreased 36% or $6.0 million to $10.6 million in 2007 from $16.6 million in 2006. The net decrease of $6.0 million was the result of a $1.6 million decrease for the Patient Access products, a $1.3 million decrease for the Patient Revenue Management products, a $1.1 million decrease for the Health Information Management Suite, a $0.9 million decrease for the Electronic Document Management products, and a $1.1 million decrease for other products. The decrease in the Health Information Management Suite revenue was principally attributable to revenue recognized in 2006 when cash was collected from certain customers where revenue had been deferred due to disputes or delayed payments. Once collection was assured, revenue was recognized for the deferred amounts. A decreased number and size of active contracts in 2007 attributed to the decreased revenue for the Electronic Document Management, Patient Access, Pharmacy, Smart Identity Management, Patient Revenue Management and Acuity Plus products.

Hardware. Hardware revenue consists of the sale of third-party hardware purchased specifically for use by our customers. Hardware revenue increased $1.6 million, or 64%, to $4.1 million in 2007 from $2.5 million in 2006. The increase in 2007 compared to 2006 is primarily attributable to hardware revenue recognized in the second quarter of 2007 related to a sale of a large hardware configuration to a single customer.

Deferred Revenue

The following table presents a summary roll-forward schedule of the deferred revenue (in thousands) for each quarter of the respective years:

	For the three months ended,
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Total 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue, beginning balance	$46,347	$55,171	$49,821	$51,864	$46,347
Add: revenue deferred	38,013	28,470	28,094	24,919	119,496
Add: acquired deferred revenue, net (CPR)	—	—	6,056	(2,801)	3,255
Less: deferred revenue recognized	(29,189)	(33,820)	(32,107)	(34,868)	(129,984)
Less: acquired deferred revenue recognized, net (CPR)	—	—	—	(3,003)	(3,003)

Deferred revenue, ending balance	$55,171	$49,821	$51,864	$36,111	$36,111

	For the three months ended,
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	Total 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue, beginning balance	$52,169	$61,729	$55,868	$47,009	$52,169
Add: revenue deferred	36,993	25,435	23,452	29,569	115,449
Add: SAB 108 implementation	1,314	—	—	—	1,314
Less: deferred revenue recognized	(28,747)	(31,296)	(32,311)	(30,231)	(122,585)

Deferred revenue, ending balance	$61,729	$55,868	$47,009	$46,347	$46,347

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

The majority of the Company’s revenue flows through the deferred revenue accounts due to favorable payment terms such as execution payments and achievement of billing milestones prior to meeting all revenue recognition requirements. Deferred revenue tends to be greater in the first quarter compared to subsequent quarters due to the issuance of annual maintenance invoices.

The deferred revenue balance decreased approximately $10.2 million to $36.1 million at December 31, 2007 when compared to $46.3 million at December 31, 2006. The December 31, 2007 balance is comprised of $11.9 million in license revenue, $18.5 million in maintenance revenue, and $5.7 million in services and other revenue. The balance as of December 31, 2006 was comprised of $15.6 million in license revenue, $18.8 million in maintenance revenue, and $11.9 million in services and other revenue. The decrease in the deferred revenue balance during 2007 compared to December 31, 2006 was principally attributable to a decrease in the deferred revenue related to Veterans Health Administration contracts and to the revenue recognized in the second quarter of 2007 related to the large hardware sale. The deferred revenue balance as of December 31, 2007 includes only $1.0 million for Veterans Health Administration contracts compared to $5.5 million included as of December 31, 2006; this is due primarily to differences in billing methodologies during the fourth quarter of 2007 compared to previous years, where advance billing was permitted in part. In addition, during the second quarter of 2007, $3.7 million of revenue was recognized related to the sale of hardware to a single customer, all of which had been held in the deferred revenue account balance at December 31, 2006 and throughout 2006. The decrease is also attributable to the large value of all contracts (excluding the aforementioned hardware sale), approximating $126.3 million, for which we recognized revenue upon completion of milestones during 2007; this is compared to only $122.6 million in 2006. These changes were minimally affected by the net activity for the deferred revenues acquired for CPR products.

Cost of Revenue and Gross Margin

Cost of services and other revenue. Cost of services and other revenue consists of salaries and related expenses associated with project implementation, consulting services, and customer support. Cost of services and other revenue increased 38% or $10.2 million to $36.7 million in 2007 from $26.5 million in 2006. Approximately $4.0 million of the increase between years correlates to the $7.1 million increase in services, installation and other revenues, and is driven by headcount and third party contractors utilized in delivering that revenue, particularly for the VA contract and our Smart Identify Management customers. In addition, approximately $0.9 million of the increase was a result of the wage/hour reclassification that was implemented in the third quarter of 2007. Most of the remaining $5.0 million increase is due to increases in wage and benefit costs for the core business, represented by an average of 196 employees throughout the year, as well as the incremental 78 employees added in the fourth quarter as a result of the CPR acquisition. As a percentage of services and other revenue, cost of services and other was 40% in 2007 compared to 33% in 2006, reflecting primarily the increase in the fixed cost base organizations as discussed.

Cost of licenses. Cost of licenses consists primarily of third-party software, royalties and amortization of acquired technology and capitalized software. A significant percentage of our total cost of revenue is the cost of third-party software royalties and licenses relating to third-party software embedded in our software applications. Generally, royalty fees for third-party licenses will fluctuate based on revenue or the number of the Company’s customers. Royalties are associated primarily with our Health Information Management Suite and government solutions product revenues. Cost of licenses increased $1.3 million, or 8%, to $16.8 million in 2007 from $15.5 million in 2006. The $1.3 million increase is primarily the net of two significant items during 2007. First, royalty payments related to our Veterans Administration contract increased $3.8 million, correlating to similarly proportionate increases in revenue. This increase in royalties was offset in part by a $2.3 million net decrease in amortization of acquired and capitalized software. As a percentage of license revenue, cost of license was 40% in 2007 compared to 37% in 2006, reflecting primarily the increase in payments to third parties.

Cost of hardware. Cost of hardware consists of third-party hardware and installation costs. Cost of hardware increased 85% or $1.7 million to $3.7 million in 2007 from $2.0 million in 2006, primarily as a result of the large hardware sale to a single customer during 2007, at virtually no margin. As a percentage of hardware revenue, cost of hardware was 90% in 2007 compared to 79% in 2006.

Gross margin. Total gross margin decreased by approximately $1.1 million, or 1%, to $80.1 million in 2007 from $81.2 million in 2006. Overall, gross margin declined by seven percentage points, to 58% in 2007 from 65% in 2006. As discussed above, cost of services and other revenue is the primary contributor to this margin deterioration, in addition to the $3.7 million hardware sale to a single customer, which is not expected to reoccur. The impact of the higher internal costs of services driven by changes in the fixed cost base organizations and the incremental costs from the CPR acquisition are expected to be ongoing for the most part. Third party costs for our government solution products will also continue, but only as a function of the associated revenues from the Veterans Administration.

Operating Expenses

General and administrative. General and administrative expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administrative expenses decreased $0.8 million, or 4%, to $18.3 million in 2007 from $19.1 million in 2006. As a percentage of total revenue, general and administrative expense was 13% in 2007 compared to 15% in 2006. In 2007, general and administrative expenses significantly decreased primarily due to the absence of the $1.0 million legal settlement with MedCath in the first quarter of 2006, together with $0.4 million in lower legal fees and $0.6 million lower bad debt expense, which were offset by $0.8 higher salary and wage related expenses and $0.8 million higher professional services fees.

Software development. Software development expense includes costs associated with the development of new products for which technological feasibility has not been achieved, enhancements of existing products, and quality assurance activities. These expenses consist primarily of compensation and benefit costs. Software development expense increased $0.6 million, or 2%, to $32.4 million in 2007 from $31.8 million in 2006. In 2007, the increase was primarily related to higher salaries, benefits and cost of employee stock options, offset by lower bonus expense and severance costs which occurred as a result of the March 2006 reduction in force. Benefit costs increased due to a full reserve being established against an outstanding receivable from one of our retirement program vendors. As a percentage of revenue, software development expense was 24% in 2007 compared to 25% in 2006. There were no capitalized software development costs in 2007 or 2006.

Sales and marketing. Sales and marketing expenses include costs associated with our sales, marketing and certain product management personnel, and consist primarily of salaries and benefits, commissions, bonuses, promotional and advertising expenses. Sales and marketing expenses increased by 18% or $2.8 million in 2007 to $18.1 million from $15.3 million in 2006. This increase is primarily attributable to $1.2 million higher salary and wage related costs along with a $0.4 million increase in travel costs due to the higher headcount associated with the organization structure change implemented in 2007. In addition, a $0.7 million increase in advertising and promotion costs was incurred during 2007 as a result of marketing efforts associated with the CPR acquisition. As a percentage of revenue, sales and marketing expense was approximately 13% for 2007 and 12% for 2006.

Amortization of intangible assets and depreciation. Amortization of intangible assets pertains to identifiable intangible assets such as customer lists and trade names, among other items. Depreciation expense pertains to computer and office equipment, office furniture and fixtures, and leasehold improvements. Amortization of intangible assets decreased $0.3 million to $1.7 million in 2007 compared to $2.0 million in 2006. Depreciation expense decreased $0.4 million to $1.8 million in 2007 compared to $2.2 million in 2006. The decrease in depreciation and amortization expense in 2007 as compared to 2006 was primarily the result of decreased capital expenditures and the intangible assets becoming fully amortized during the year.

Other Income (Expense)

Other income (expense), net. Net other income was $0.5 million as of December 31, 2007 compared to net other income of $0.1 million as of December 31, 2006. The $0.5 million increase was primarily due to the $0.5 million gain on the liquidation of our investment in VantageMed Corporation for which we recorded other-than-temporary impairment charges from 1997 to 1999 resulting in a fair value of this investment of zero in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Benefit (Provision) for Income Taxes

In previous years, we provided a full tax valuation allowance for our federal, state, and foreign deferred tax assets based on management’s evaluation that our ability to realize such assets did not meet the criteria of “more likely than not”. We have continuously evaluated additional facts representing positive and negative evidence in the determination of our ability to realize the deferred tax assets. These deferred tax assets consist primarily of net operating loss and tax credit carryforwards as well as deductible temporary differences. In the year ended December 31, 2007, management has determined, based on new positive evidence as the result of two consecutive years of pretax operating income (2007 and 2006) and anticipated future taxable income over the next 3 year’s budgeted and forecast amounts, that it is now more likely than not that most of these deferred tax assets will be realized in the future. Accordingly, we determined that it is appropriate to reduce the deferred tax asset valuation allowance by approximately $69.0 million as of December 31, 2007. This has resulted in a benefit to deferred tax expense of $63.8 million for the year 2007, a reduction of goodwill from prior acquisitions of $4.2 million, and an adjustment to additional paid-in capital of $1.0 million. The $63.8 million benefit is comprised of a federal benefit of $57.0 million and a state benefit of $7.3 million, and a foreign provision of $0.5 million.

Year Ended December 31, 2006 compared to 2005

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Year ended December 31,
	(in thousands, except percentages)
	2006		2005
Revenue
Services	$12,767	10%	$12,369	10%
Maintenance	55,975	45%	54,453	45%
Installation and other	11,823	9%	11,060	9%

Services and other	80,565	64%	77,882	64%
Term licenses	25,515	20%	23,189	19%
Perpetual licenses	16,596	13%	17,851	15%

Licenses	42,111	34%	41,040	34%
Hardware	2,525	2%	3,391	3%

Total revenue	125,201	100%	122,313	100%

Cost of revenue
Cost of services and other revenue	26,456	33%	26,572	34%
Royalties and other	12,095	29%	9,779	24%
Amortization of acquired technology and capitalized software	3,401	8%	4,014	10%

Cost of licenses revenue	15,496	37%	13,793	34%
Cost of hardware revenue	2,007	79%	2,341	69%

Total cost of revenue	43,959	35%	42,706	35%

Gross margin	81,242	65%	79,607	65%

Operating expenses
General and administrative	19,127	15%	26,626	22%
Software development	31,770	25%	33,307	27%
Sales and marketing	15,331	12%	15,085	12%
Amortization of intangible assets and depreciation	4,195	3%	4,904	4%
Exit cost of facility closing	—	0%	1,066	1%

Total operating expenses	$70,423	56%	$80,988	66%

Income (loss) from operations	$10,819	9%	$(1,381)	(1)%

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

Total revenue. Total revenue for 2006 of $125.2 million increased $2.9 million, or 2%, over total revenue for 2005 of $122.3 million. The net increase of $2.9 million consists of a $1.5 million increase in maintenance revenue, a $1.1 million increase in license revenue, a $0.8 million increase in installation and other revenue and a $0.4 million increase in services revenue, all offset by a $0.9 million decrease in hardware revenue. Significant contributors to the overall increase in revenues during 2006 were the collection of certain past due accounts and the resolution of certain project implementations. For each quarter during 2006, total revenue was $28.9 million, $32.0 million, $33.0 million and $31.3 million, respectively.

Services and other revenue. Services and other revenue consist of professional services, such as implementation and installation services, training, maintenance (which consists of technical support and product upgrades), reimbursable expenses and other service revenue. Professional services are typically provided over a period of three to nine months for the Health Information Management Suite and two to three years for Patient Revenue Management products. These services are provided subsequent to the signing of a software license arrangement and depend in large part on our software license revenues. Our maintenance revenue depends on both licenses of our software products and renewals of maintenance agreements by our existing customer base.

Services revenue increased approximately $0.4 million, or 3%, to $12.8 million in 2006 from $12.4 million in 2005. An increase of approximately $2.4 million was attributed to Patient Revenue Management products as a result of completion of significant supplemental service and third party service projects. An increase of $0.3 million for government solutions products and an increase of $0.2 million for Acuity Plus products were related to completion of workflow analyses and benchmarking studies, respectively. The service revenue for the Health Information Management Suite also increased approximately $0.1 million due to completion of supplemental services. These increases were partially offset by a decrease of $2.3 million for the Smart Identity Management products and a decrease of $0.3 million for the EDI products. Services revenue for the Smart Identify Management products decreased as a result of completing two large contracts in 2005 while the decrease for the EDI products was as a result of the sale of the EDI business in the third quarter of 2005.

Maintenance revenue increased $1.5 million, or 3%, to $56.0 million in 2006, compared to $54.5 million in 2005. Of this overall increase in maintenance revenue, $0.7 million and $0.6 million resulted from the Health Information Management Suite and Patient Revenue Management products, respectively. Maintenance revenue for Decision Support, Pharmacy, and Acuity Plus products also increased approximately $0.3 million, $0.1 million and $0.2 million, respectively. The increases were principally due to revenue that was recognized from certain cash-basis customers and reactivation of revenue plans that were previously on hold, as well as contractually-based increases in fees, partially offset by a decrease of $0.4 million attributed to the EDI products.

Installation and other revenue increased $0.7 million, or 6%, to $11.8 million in 2006 from $11.1 million in 2005. This increase is driven primarily by an $0.7 million increase in training revenue for government solutions products, a $0.8 million increase in installation and other revenue for Patient Revenue Management products and a $0.2 million increase in Patient Access product revenue, partially offset by a $0.5 million decrease in the Health Information Management Suite, a $0.3 million decrease in Acuity Plus products and a $0.2 million decrease in Smart Identity Management product revenue. Resolution of disputed projects and completion of delayed projects caused installation and other revenue for Patient Revenue Management products to increase. During 2006, we had two new Patient Revenue Management sales. Installation and other revenue for Patient Access products increased principally due to completion of implementation activities for four large contracts in 2006. The decreases in installation and other revenue for the Health Information Management Suite, Acuity Plus and Smart Identity Management products are primarily the result of a decreased number of significant contracts being completed in 2006. Installation and other revenue for the Health Information Management Suite, Patient

Access and government solutions products is typically recognized upon completion of implementation, whereas the installation and other revenue for many of our other products, including Patient Revenue Management, are recognized on a contract basis of accounting.

Licenses. License revenue consists of fees and licenses for our owned, proprietary software, as well as third-party owned software that we bundle into our suite of products. License revenue increased $1.1 million, or 3%, to $42.1 million in 2006, compared to $41.0 million in 2005.

Term license revenue increased 10% or $2.3 million to $25.5 million in 2006 from $23.2 million in 2005. Term license revenue for government solution products increased by approximately $0.9 million in 2006 compared to 2005, mainly due to a full year’s recognition of term license revenue from Veterans Administration sites that were added during 2005. Term license revenues for the Health Information Management Suite increased approximately $1.6 million in 2006 compared to 2005, due primarily to incremental revenue recognized from cash-basis customers. These increases were offset by a $0.2 million decrease in term license revenue for Decision Support products.

Perpetual license revenue decreased 7% or $1.3 million to $16.6 million in 2006 from $17.9 million in 2005. The net decrease of $1.3 million was the result of a $1.6 million decrease in the Patient Revenue Management products, a $0.7 million decrease in Health Information Management Suite, a $0.8 million for other products. These decreases were partially offset by a $1.8 million increase the Patient Access products. Perpetual license revenue for Patient Revenue Management and Pharmacy products decreased due to decreased hours worked in 2006 as well as decreased third party license revenue. Hours worked for Patient Revenue Management projects were 37% less in 2006 compared to 2005, resulting in decreased revenue for these contracts which are being recognized on the POC basis. The decrease in the perpetual license revenue for the Health Information Management Suite was attributable to a decreased number and size of active contracts in 2006. The decrease for other products is due in part to the sale of the EDI business in 2005. Perpetual license revenue for Patient Access products increased due to increased numbers of significant contracts being completed in 2006 compared to 2005.

Hardware. Hardware revenue decreased 26% or $0.9 million to $2.5 million for 2006 compared to $3.4 million in 2005. This decrease was primarily attributed to decreased POC hours in 2006 as well as completion of certain contracts in 2005.

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

The deferred revenue balance decreased approximately $5.9 million to $46.3 million as of December 31, 2006 from $52.2 million as of December 31, 2005. Approximately $4.0 million of the decrease in the deferred revenue balance is attributable to revenue recognized as a result of settlements of disputed contracts, resolution of stalled projects and amounts received from cash-basis customers. $1.9 million of the decrease was related to the decreased deferred revenue balance for the government contracts due to a change in billing terms. $0.6 million of the decrease was attributable to a termination of support for a single customer, and $0.5 million of the decrease was attributable to revenue recognized for Health Information Management product perpetual license contracts as a result of completion of implementation during the first quarter of 2006. These decreases were offset by an increase in deferred revenue of $1.3 million relating to the Company’s implementation of SAB 108 (see Note 15—Staff Accounting Bulletin No. 108).

The deferred revenue balance of $46.3 million as of December 31, 2006 consisted of approximately $16.9 million in deferred license revenue, approximately $18.8 million in deferred maintenance revenue, and approximately $11.9 million in deferred services and other revenue. Included in the deferred revenue balances as of both December 31, 2006 and 2005 were $0.7 million in deferred license revenue, $2.7 million in hardware revenue and $0.3 million in deferred services revenue related to a hardware sale to a single customer, totaling $3.7 million. In addition, the 2006 year end balance included approximately $5.5 million for Veterans Health Administration contracts, compared to $7.4 million at the end of 2005.

The deferred revenue balance of $52.2 million as of December 31, 2005 consisted of approximately $22.2 million in deferred license revenue, approximately $20.7 million in deferred maintenance revenue, and approximately $9.3 million in deferred services and other revenue.

Cost of Revenue and Gross Margin

Cost of services and other revenue. Cost of services and other revenue decreased $0.1 million to $26.5 million in 2006 from $26.6 million in 2005. As a percentage of services and other revenue, cost of services and other revenue was 33% in 2006, compared to 34% in 2005.

Cost of licenses. A significant percentage of our total cost of revenue is the cost of third-party software royalties and licenses relating to third-party software embedded in our software applications. Cost of licenses increased $1.7 million, or 12%, to $15.5 million in 2006 from $13.8 million in 2005 primarily due to a $1.6 million increase in royalty expense in 2006, as a result of higher government solutions and Health Information Management Suite revenues. As a percentage of revenue, royalty expenses increased from 7% to 8% year over year, primarily due to changes in the revenue mix within the Health Information Management Suite and government solutions product lines.

Cost of hardware. Cost of hardware consists of third-party hardware and installation costs. Cost of hardware decreased $0.3 million, or 13%, to $2.0 million in 2006 from $2.3 million in 2005, primarily as a result of lower hardware revenue in 2006, and better margins overall on the mix of hardware installations.

Gross margin. Total gross margin increased by approximately $1.6 million, or 3%, to $81.2 million in 2006 from $79.6 million in 2005. The increase in gross margin was primarily attributable to an overall increase in revenues of $2.9 million, offset in part by a net increase of $1.3 million in cost of revenue, primarily due to third party royalties. Overall, gross margin remained constant at 65% for both 2006 and 2005.

Operating Expenses

General and administrative. General and administrative expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administrative expenses decreased $7.5 million, or 28%, to $19.1 million in 2006 from $26.6 million in 2005. As a percentage of total revenue, general and administrative expense was 15% in 2006 compared to 22% in 2005. In 2006, general and administrative expenses significantly decreased primarily due to the absence of $2.8 million in severance costs principally associated with the departure of former executives during 2005, a decrease of $1.4 million in bad debt expense as a result of our 2006 collection efforts and $2.4 million lower professional and consulting fees related to Sarbanes Oxley implementation and compliance, strategic activities and consulting services with regard to our PeopleSoft system conversion. The remaining decrease is principally due to lower salary and wage related expenses as a result of the March 2006 reduction in force and organization structure changes and the implementation of cost savings initiatives during 2006 which resulted in lower telecom and other administrative expenses. These decreases are offset by the incurrence of $1.0 million in legal settlement costs in 2006.

Software development. Software development expense includes costs associated with the development of new products for which technological feasibility has not been achieved, enhancements of existing products, and quality assurance activities. These expenses consist primarily of compensation and benefit costs. Software development expense decreased $1.5 million, or 5%, to $31.8 million in 2006 from $33.3 million in 2005. In 2006, higher bonus expense and cost of employee stock options were offset by lower overall personnel related costs due to the March 2006 reduction in force and organizational structure changes as well as associated benefit costs, lower consulting, travel, and general operating expenses. As a percentage of revenue, software development expense was 25% in 2006 compared to 27% in 2005. There were no capitalized software development costs in 2006 or 2005.

Sales and marketing. Sales and marketing expenses include costs associated with our sales, marketing and certain product management personnel, and consist primarily of salaries and benefits, commissions, bonuses, promotional and advertising expenses. Sales and marketing expense increased $0.2 million to $15.3 million in 2006 from $15.1 million in 2005. As a percentage of revenue, sales and marketing expense was 3% in 2006 compared to 4% in 2005. The most significant changes between the years resulted from lower salary and wage related expenses offset by higher professional fees, training and marketing expenses.

Amortization of intangible assets and depreciation. Amortization of intangible assets pertains to identifiable intangible assets such as customer lists and trade names, among other items. Depreciation expense pertains to computer and office equipment, office furniture and fixtures, and leasehold improvements. Amortization of intangible assets decreased $0.2 million to $2.0 million in 2006 compared to $2.2 million in 2005 primarily due to existing intangible assets becoming fully amortized during 2007 which offsets the increase in intangible amortization from the CPR acquisition. Depreciation expense decreased $0.5 million to $2.2 million in 2006 compared to $2.7 million in 2005. The decrease in depreciation in 2006 as compared to 2005 was primarily the result of decreased capital expenditures.

Exit cost of facility closing. During 2004, we moved our headquarters from San Rafael, California to Reston, Virginia vacating the San Rafael office facility. The lease for this facility terminates at the end of 2009. In 2006, we subleased 33% of the available space. We have estimated the closing costs for this facility based upon current market information available related to potential sublease rental income, sublease commission costs, and the length of time expected to secure a sublease. In consideration of these facts, in 2004 we estimated a cost of approximately $4.0 million in connection with our future obligations on the lease, net of estimated sublease income, and recorded this as expense and as an accrued exit cost at December 31, 2004. During the third quarter of 2005, we reevaluated our estimated sublease income assumptions, and recorded an additional expense with a corresponding increase in the liability of $1.1 million. An adjustment to the outstanding lease liability was not warranted at December 31, 2006.

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

The results of operations for Financial Services Division are presented as a discontinued operation. Loss from discontinued operation of the Financial Services Division was comprised of the following (in thousands):

Year ended December 31, 2005

Revenues	$223

Loss from operations of discontinued operations	(704)
Exit cost of facility closing	(1,849)
Other	118

Total loss	$(2,435)

Liquidity and Capital Resources

Balance Sheet

As of December 31, 2007, we had $17.5 million in cash and investments, compared to $44.5 million as of December 31, 2006. The decrease in cash and investments was primarily attributable to the acquisition of the CPR business in the third quarter of 2007 for $33.0 million in cash. This use of cash was offset in part by $12.8 million cash flow from operations (See discussion of Cash Flows below). As of December 31, 2007, we had net working capital of $5.6 million compared to $10.8 million as of December 31, 2006. The decrease in working capital is due primarily to the aforementioned acquisition. As of February 29, 2008, our cash and investment balance was approximately $30.6 million. Management believes that we have adequate liquidity to meet our short-term cash requirements.

Accounts receivable, net, increased by $5.7 million to $26.1 million as of December 31, 2007 from $20.4 million as of December 31, 2006. Accounts receivable increased primarily due to the addition of receivable balances in connection with the acquisition of the CPR business, and delays in billings for the Veterans Administration (VA) 2008 fiscal year contract which was signed in November 2007, all offset by strong cash collections. For the year ended December 31, 2007, bad debt expense was $0.2 million, and as of December 31, 2007, the allowance for doubtful accounts decreased to $1.4 million from $2.6 million as of December 31, 2006. We maintain an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of any of our customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowance might be required. Approximately $1.9 million of accounts receivables were written off during the current year, offset by $0.4 million of bad debt recoveries. Our reported days sales outstanding (DSO) was 69 at December 31, 2007, compared to 60 at December 31, 2006. Approximately four days of the 2007 year end DSO are due to the acquired CPR receivables, and eight days are due to the past due receivables for the VA all of which were paid during the first week of January. Absent the effects of the CPR acquisition and the VA issues, proforma DSO at December 31, 2007 would have been 56 days compared to the 60 days at December 31, 2006.

Unbilled receivables increased by $0.9 million to $5.2 million as of December 31, 2007 from $4.3 million as of December 31, 2006. This increase was mainly attributable to the addition of the unbilled balances in connection with the acquisition of the CPR business.

Deferred contract expenses increased by $0.7 million as of December 31, 2007 to $6.1 million, compared to $5.4 million as of December 31, 2006. This increase was primarily due to the acquisition of the CPR business in the third quarter of 2007 and the timing of revenue recognition with regard to our customer contracts.

Goodwill increased by $7.9 million as of December 31, 2007 to $33.9 million, compared to $26.0 million as of December 31, 2006. This increase is directly attributable to the acquisition of the CPR business in September 2007 offset by a $4.2 million reduction resulting from the assessment of the tax value of acquired net operating loss carryforwards from previous acquisitions as required under purchase accounting. (See Note 18—Income Taxes for further discussion)

Other intangible assets increased by $9.7 million to $11.8 million as of December 31, 2007 from $2.1 million as of December 31, 2006. The increase in acquired software, trade names and customer lists resulted from the acquisition of the CPR business.

Deferred income tax assets increased to $57.1 million as of December 31, 2007 from zero as of December 31, 2006. This increase is due to the release of the valuation allowance that was previously netted against the deferred tax asset. Each year, we have evaluated facts and other evidence with respect to our probable ability to realize the deferred tax assets. These deferred tax assets consist primarily of net operating loss and tax credit carryforwards (approximately $48.1 million), as well as temporary deductible differences (approximately $9.0 million). For the year ended December 31, 2007, based on two consecutive years of pre-tax operating income, as well as expected continuing pre-tax operating income, we have determined that it is more likely than not that most of these deferred tax assets will now be realized, and therefore we have reduced a significant portion of the valuation allowance that we had heretofore maintained. As a result, we expect to record income tax expense for accounting purposes in the future, corresponding to any income before income taxes that we report in those future periods.

Accounts payable and accrued expenses increased by $1.4 million to $4.9 million as of December 31, 2007 from $3.5 million as of December 31, 2006 primarily due to the timing of payments at year end for marketing, legal and professional fees, as well as the additional vendor obligations associated with the CPR acquisition.

Accrued payroll and other related liabilities increased by $0.9 million to $9.6 million as of December 31, 2007 from $8.7 million as of December 31, 2006 primarily as a result of an additional $0.3 million in incentive compensation accruals, $0.4 million in vacation and retirement plan benefits accruals, and $0.4 million in accrued salaries due to the timing of payroll cycles at year end, which were offset by $0.5 million lower medical benefit and severance accruals.

Other accrued liabilities increased by $3.4 million to $7.5 million as of December 31, 2007 from $4.1 million as of December 31, 2006. This increase was primarily related to a $0.4 million increase in accrued legal expense, $0.4 million increase in professional fees, and a $2.0 million increase in accrued royalties due to the delayed payments by our government customer.

Dividends payable decreased by $2.4 million to $1.4 million as of December 31, 2007 from $3.8 million as of December 31, 2006. This decrease corresponds to the accretion in the carrying value of the Company’s Series A Preferred Stock issued in 2004 with a corresponding decrease in the mandatory payable of accrued dividends. (see NOTE 13—SERIES A PREFERRED STOCK) offset by preferred dividends declared subsequent to the conclusion of the mandatory dividend. We have not declared or paid cash or other dividends on our common stock and do not expect to pay cash dividends for the foreseeable future. Our ability to pay dividends on the common shares is restricted by the terms of our Series A Preferred Stock which require us to pay full cumulative dividends on the Series A Preferred Stock before making any dividend payment on our common stock. The Series A Preferred Stock is entitled to quarterly dividends of $0.34375 (5.5% per annum) per share.

The deferred revenue balance decreased approximately $10.2 million to $36.1 million at December 31, 2007 when compared to $46.3 million at December 31, 2006. The December 31, 2007 balance is comprised of $11.9 million in license revenue, $18.5 million in maintenance revenue, and $5.7 million in services and other revenue. The balance as of December 31, 2006 was comprised of $15.6 million in license revenue, $18.8 million in maintenance revenue, and $11.9 million in services and other revenue. The decrease in the deferred revenue balance during 2007 compared to December 31, 2006 was principally attributable to a decrease in the deferred revenue related to Veterans Health Administration contracts and to the revenue recognized in the second quarter of 2007 related to the large hardware sale. The deferred revenue balance as of December 31, 2007 includes only $1.0 million for Veterans Health Administration contracts compared to $5.5 million included as of December 31, 2006; this is due primarily to differences in billing methodologies during the fourth quarter of 2007 compared to previous years, where advance billing was permitted in part. In addition, during the second quarter of 2007, $3.7 million of revenue was recognized related to the sale of hardware to a single customer, all of which had been held in the deferred revenue account balance at December 31, 2006 and throughout 2006. The decrease is also attributable to the large value of all contracts (excluding the aforementioned hardware sale), approximating $126.3 million, for which we recognized revenue upon completion of milestones during 2007; this is compared to only $122.6 million in 2006. These changes were minimally affected by the net activity for the deferred revenues acquired for CPR products.

Accrued exit cost of facility closing pertains to the long-term portion of the accrued future lease obligations related to the closed facilities in San Marcos, California and San Rafael, California. The balance decreased by $1.2 million to $0.9 million as of December 31, 2007 from $2.1 million as of December 31, 2006. The decrease is due to the amortization of the original lease loss obligation established at the point the facilities were vacated.

Deferred income tax liability decreased by $1.0 million to zero as of December 31, 2007 resulting from the netting of deferred income tax assets and liabilities as of December 31, 2007 resulting in a net deferred tax asset of $57.1 million. See discussion of deferred income tax assets above.

Cash Flows

We generate cash from licensing our software and providing professional services. In addition, we generate cash through maintenance renewals where customers generally pay us at the beginning of the contract term. These contract terms commence at different times throughout each year. We primarily use cash to pay our employees’ salaries, commission and benefits, pay landlords to lease office space, procure insurance, pay taxes, pay dividends on Series A Preferred Stock and pay vendors for services and supplies. In addition, we use cash for acquisitions and to procure capital assets to support the business. These assets are typically information technology hardware.

Management believes that we have adequate liquidity to meet our short-term cash requirements.

	Year ended December 31,
(in thousands)	2007	2006	2005
Cash provided by operating activities	$12,753	$16,662	$11,757
Cash provided by (used in) investing activities	$(34,532)	$(11,546)	$3,222
Cash used in financing activities	$(3,698)	$(5,562)	$(4,366)
Net increase (decrease) in cash and cash equivalents	$(25,477)	$(446)	$10,613

Cash provided by operating activities was $12.8 million in 2007, compared to $16.7 million in 2006 and $11.8 million in 2005. For the nine months ended September 30, 2007 we had $17.9 million of cash provided, however during the fourth quarter of the year, we had a net $5.1 million of cash used by operations. This fourth quarter use of cash was attributable to three significant factors: 1) One of our largest customers, the Veterans Administration, made no payments on its license for the three months of usage during the quarter, but instead remitted the $4.6 million in early January 2008, net of direct costs that were also delayed. This item accounted for approximately $2.6 million net of the use of cash in the quarter. 2) As previously discussed elsewhere, we paid approximately $1.2 million during the quarter to employees for wage/hour reclassifications. 3) During this first post-closing quarter of operations for the acquired CPR assets, we had approximately $1.2 million use of cash due in part to the additional payroll and operating costs assumed, but also due to collecting only $3.0 million of the $6.0 million of acquired receivables during the quarter. Further it should be noted that in 2006, we collected approximately $6.0 million of aged accounts receivable through our initiative that reduced DSO from 81 days at the beginning of 2006, to 60 days at December 31, 2006; of this $6.0 million, approximately $3.0 million represented revenue recognized that originated prior to 2006, but which was delayed due to various issues including collectibilty.

In 2007, net cash used in investing activities was $34.5 million, compared to $11.5 million used in 2006 and $3.2 million provided by investing activities in 2005. The use of cash in 2007 from investing activities primarily resulted from the acquisition of the CPR business for $33.0 million in cash plus payment for outside services and $2.3 million used for the purchase of property and equipment. In 2006, investing activities included $1.0 million of capital expenditure purchases and $10.6 million in net purchases of securities. In 2005, investing activities provided $3.2 million of cash including a $1.5 million decrease in restricted cash related to letters of credit, $1.3 million of capital expenditure purchases and $3.1 million from the liquidation of certain assets held in trust which were used in connection with a settlement associated with a former executive who left the company several years ago.

In 2007, net cash used in financing activities was $3.7 million, compared to $5.6 million used in 2006 and $4.4 million net cash used in 2005. The cash used by financing activities in each of the respective years was primarily due to the payment of dividends on our Series A Preferred Stock of $5.6 million, $6.5 million and $5.8 million, respectively. The dividends were partially offset by the proceeds from the issuance of common stock in each of the respective periods. In addition, on December 17, 2007 we announced that our Board of Directors authorized a program to repurchase with available cash, up to $5.0 million of the Company’s common stock. As of December 31, 2007, we repurchased 150,600 shares at a cost of $0.3 million, which is reflected in the cash used by financing activities. In 2006, net cash used in financing activities was $5.6 million, compared to $4.4 million used by financing activities in 2005.

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including accrued future dividends on our Series A Preferred Stock, as of December 31, 2007 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Accrued dividends	$1,375	$1,375	$—	$—	$—
Operating leases (2)	15,161	4,801	9,743	617	—

Total contractual obligations	$16,536	$6,176	$9,743	$617	$—

Other Commercial Commitments
Term deposit for bank guarantee	$77	$77	$—	$—	$—
Standby letters of credit (3)	$2,366	$2,000	$—	$366	$—

Total commercial commitments	$2,443	$2,077	$—	$366	$—

(1)	In 2006, the Company subleased 33% of the San Rafael, California facility and 100% of the San Marcos, California facility. In the schedule above, the sublease income has been deducted from the minimum future rentals required under the master lease. The lease and related sublease expire in December 2009.
(2)	The less than 1 year amount of $2.0 million includes a $1 million letter of credit in favor of the State of New Jersey under its contract, and another $1 million letter of credit for another customer contract. The remainder represents security deposits for leased facilities.

As of December 31, 2007, we had approximately $15.2 million in minimum operating lease commitments that will be paid through 2013. In addition, we have $2.4 million of funds in certificates of deposit held as collateral for the aforementioned standby letters of credit under bank financing agreements. These amounts reflect current requirements as of December 31, 2007, and may be reduced in the future.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Inflation

The majority of our revenue is derived from perpetual and long-term customer contracts. Contract terms range from one to five years and the contracts generally allow for price increases annually based on specified rates or external measures of inflation. We have increased some of our prices under certain contract provisions. Our maintenance contract terms also provide for annual price increases based on specified rates or external measures of inflation. Accordingly, inflation has not had, and we do not believe that it will have, a significant impact on our financial condition.

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

In February 2008, auctions failed for $1.3 million of our auction rate securities, and there is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed, and as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not do so. All of our auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We do not believe these securities are currently impaired, primarily due to the collateral guarantees and AAA ratings of the underlying securities. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments to affect our ability to execute our current business plan. As of December 31, 2007 and February 29, 2008, we held $5.4 million and $2.2 million, respectively, of auction rate securities.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2007 and 2006 (in thousands, except average interest rates).

	Aggregate Fair Value		Weighted Average Interest Rate
	2007	2006	2007
Cash and Cash equivalents:
Cash (1)	$6,364	$16,652
Money market funds	755	15,944

Total cash and Cash equivalents	$7,119	$32,596

Short-term investments:
Certificates of deposit	$2,510	$2,024
Corporate debt securities	5,851	2,999
Debt issued by US government	808	4,680
Municipal bonds	—	1,000

	$9,169	$10,703

Long-term investments:
Corporate debt securities	$—	$—
Debt issued by US government	1,197	1,244

Total long-term investments (2)	$1,197	$1,244

Summary:
Cash	$6,364	$16,652	4.83%
Money market funds	755	15,944	4.90%
Certificates of deposit	2,510	2,024	4.50%
Corporate debt securities	5,851	2,999	4.82%
Debt issued by US government	2,005	5,924	4.80%
Municipal bonds	—	1,000	—

	$17,485	$44,543

Note:
(1)	Excluded from the fair value of the principal amounts of cash is $2.4 million, which is restricted cash that is held in escrow for rental properties, meeting customer performance expectations and employee benefit obligations.
(2)	Included in other long term assets on the balance sheet.

Performance of Equity Markets

The performance of the equity markets can have an effect on our operations as certain of our variable life insurance policies have premiums invested in equity securities.

Foreign Currency Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. Changes in foreign exchange rates did not materially impact our results of operations. For the year ended December 31, 2007, only approximately 1% of total revenue was denominated in currencies other than the United States dollar and approximately 2% of our total direct and operating costs were incurred in currencies other than the United States dollar. The foreign currencies are limited to the Australian dollar, the British Pound Sterling, and the Canadian dollar.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board of Directors. As of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act of 1934). An evaluation was conducted to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation.

Changes in Internal Control over Financial Reporting

No change to our internal control over financial reporting occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has concluded that our internal controls over financial reporting and our disclosure controls and procedures were effective as of December 31, 2007. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

None

PART III

Item 10. Director, Executive Officers and Corporate Governance

Information regarding QuadraMed’s directors appears under “Election of Directors” in our Proxy Statement for the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”). That portion of the 2008 Proxy Statement is incorporated by reference into this Item 10. Information regarding QuadraMed’s executive officers appears in Item 4A. Executive Officers of the Registrant of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement. That portion of the 2008 Proxy Statement is incorporated by reference into this Item 10.

Code of Ethics

Information about our Code of Ethics for Principal Executive Officers and Senior Financial Officers appears under “Code of Ethics” in the 2008 Proxy Statement. That portion of our 2008 Proxy Statement is incorporated by reference into this Item 10.

Item 11. Executive Compensation

Information about compensation of QuadraMed’s named executive officers appears under “Executive Compensation” in the 2008 Proxy Statement. Information about compensation of QuadraMed’s directors appears under “Director Compensation” in the 2008 Proxy Statement. Those portions of the 2008 Proxy Statement are incorporated by reference into this Item 11.

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

Information about security ownership of certain beneficial owners and management appears under “Security Ownership of Directors and Officers” in the 2008 Proxy Statement. That portion of the 2008 Proxy Statement is incorporated by reference into this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information about certain relationships and related transactions appears under “Certain Relationships and Related Transactions” in the 2008 Proxy Statement. That portion of the 2008 Proxy Statement is incorporated by reference into this Item 13.

Item 14. Principal Accountant Fees and Services

Information regarding audit fees and all other fees, in addition to the Audit Committee’s pre-approval policies and procedures appears under “Fees of Independent Registered Public Accounting Firm” in the 2008 Proxy Statement. That portion of the 2008 Proxy Statement is incorporated by reference into this Item 14.

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

QUADRAMED CORPORATION

Date: March 14, 2008	By:	/s/ KEITH B. HAGEN
Keith B. Hagen Chief Executive Officer

Date: March 14, 2008	By:	/s/ DAVID L. PIAZZA
David L. Piazza Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ KEITH B. HAGEN Keith B. Hagen	Chief Executive Officer, Director (Principal Executive Officer)	March 14, 2008

/s/ DAVID L. PIAZZA David L. Piazza	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008

/s/ ROBERT L. PEVENSTEIN Robert L. Pevenstein	Chairman of the Board	March 14, 2008

/s/ LAWRENCE P. ENGLISH Lawrence P. English	Director	March 14, 2008

/s/ ROBERT W. MILLER Robert W. Miller	Director	March 14, 2008

/s/ JAMES E. PEEBLES James E. Peebles	Director	March 14, 2008

Julian A.L. Allen*	Director

* Julian A.L. Allen was appointed to the Company’s Board of Directors on February 5, 2008.

EXHIBIT INDEX

Certain of the following exhibits have been previously filed with the SEC and are incorporated herein by reference from the document described in parentheses. Certain others are filed herewith.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of June 30, 2004, by and among QuadraMed Corporation, Sawgrass, LLC, Tempus Software, Inc. and each of the shareholders of Tempus Software, Inc. (Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on July 15, 2004.)

2.2	Asset Purchase Agreement, dated as of July 22, 2007, by and among Misys Hospital Systems, Inc., Misys plc, QuadCopper, LLC and QuadraMed Corporation. (Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on July 26, 2007.)

3.1	Third Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.5 to our Annual Report Amended on Form 10-Q/A, as filed with the SEC on August 24, 1998.)

3.2	Amendment to the Third Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.3 to our Registration Statement on Form S-1, No. 333-112040, as filed January 21, 2004.)

3.3	Amended and Restated Bylaws of QuadraMed. (Exhibit 3.1 to our Current Form on Form 8-K, as filed with the SEC on February 4, 2008.)

4.1

Certificate of Amendment Amending and Restating the Certificate of Designation, Powers, Preferences and Rights of the Series A Cumulative Mandatory Convertible Preferred Shares.

(Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on October 31, 2005.)

4.2	Form of Common Stock certificate. (Exhibit 4.2 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

4.3	Warrant Agreement, including Form of Warrant, dated as of April 17, 2003, by and between QuadraMed Corporation and The Bank of New York, as warrant agent. (Exhibit 4.3 to our Current Report on Form 8-K, filed with the SEC on April 30, 2003.)

4.4	Registration Rights Agreement, dated as of April 17, 2003, among QuadraMed, the investors listed on the signature pages thereto, and Philadelphia Brokerage Corporation. (Exhibit 4.5 to our Current Report on Form 8-K, filed with the SEC on April 30, 2003.)

4.5	Registration Rights Agreement dated as of June 15, 2004, by and between QuadraMed and the investors identified on the signature pages thereto. (Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on June 17, 2004.)

4.6	Registration Rights Agreement dated as of June 30, 2004, by and between QuadraMed and the shareholders identified on the signature pages thereto. (Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on July 30, 2004.)

4.7	Form of Preferred Stock certificate for the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 4.17 to our Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25, 2004.)

10.1	Summary Plan Description, QuadraMed Corporation 401(k) Plan. (Exhibit 10.3 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.2	Amended and Restated 1996 Stock Incentive Plan of QuadraMed. (Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on August 10, 2007.)

Exhibit Number	Exhibit Description
10.3	Amended and Restated 1999 Supplemental Stock Option Plan of QuadraMed. (Exhibit 4.2 to our Current Report on Form 8-K, as filed with the SEC on August 10, 2007.)

10.4	Amended and Restated 2002 Employee Stock Purchase Plan of QuadraMed. (Exhibit 4.3 to our Current Report on Form 8-K, as filed with the SEC on August 10, 2007.)

10.5	Amended and Restated 2004 Stock Compensation Plan of QuadraMed. (Exhibit 4.4 to our Current Report on Form 8-K, as filed with the SEC on August 10, 2007.)

10.6	Form of Indemnification Agreement between QuadraMed and its directors and executive officers. (Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006, as amended by Amendment No. 1 thereto, as filed with the SEC on August 17, 2006.)

10.7	Employment Agreement dated August 1, 2005, between James R. Klein and QuadraMed Corporation. (Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006, as amended by Amendment No. 1 thereto, as filed with the SEC on August 17, 2006.)

10.8	Amended and Restated Inducement Stock Option Agreement originally dated as of August 1, 2005, and amended as of August 8, 2007 between James R. Klein and QuadraMed Corporation. (Exhibit 99.4 to our Current Report on Form 8-K, as filed with the SEC on August 10, 2007.)

10.9	Amended and Restated Restricted Stock Agreement originally dated as of August 1, 2005, and amended as of August 8, 2007 between James R. Klein and QuadraMed Corporation. (Exhibit 99.7 to our Current Report on Form 8-K, as filed with the SEC on August 10, 2007.)

10.10	Employment Agreement dated as of August 10, 2005, between David L. Piazza and QuadraMed Corporation. (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on September 1, 2005.)

10.11	Employment Agreement dated as of October 17, 2005, between Keith B. Hagen and QuadraMed Corporation. (Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

10.12	Amended and Restated Inducement Stock Option Agreement originally dated as of October 17, 2005, and amended as of August 8, 2007 between Keith B. Hagen and QuadraMed Corporation. (Exhibit 99.3 to our Current Report on Form 8-K, as filed with the SEC on August 10, 2007.)

10.13	Amended and Restated Restricted Stock Agreement originally dated as of October 17, 2005, and amended as of August 8, 2007 between Keith B. Hagen and QuadraMed Corporation. (Exhibit 99.6 to our Current Report on Form 8-K, as filed with the SEC on August 10, 2007.)

10.14	Proprietary Information and Non-Competition Agreement dated September 26, 2005, between Keith B. Hagen and QuadraMed Corporation. (Exhibit 99.5 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

10.15	Employment Agreement dated as of November 21, 2005, between Steven V. Russell and QuadraMed Corporation. (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on November 28, 2005.)

10.16	Amended and Restated Inducement Stock Option Agreement originally dated as of November 21, 2005, and amended as of August 8, 2007 between Steven V. Russell and QuadraMed Corporation. (Exhibit 99.5 to our Current Report on Form 8-K, as filed with the SEC on August 10, 2007.)

10.17	Proprietary Information and Non-Competition Agreement dated as of November 21, 2005, between Steven V. Russell and QuadraMed Corporation. (Exhibit 99.3 to our Current Report on Form 8-K, as filed with the SEC on November 28, 2005.)

Exhibit Number	Exhibit Description
10.18	Employment Agreement dated as of July 16, 2007, between James Milligan and QuadraMed Corporation (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on July 17, 2007.)

10.19	Settlement Agreement dated July 6, 2005, between James D. Durham and QuadraMed Corporation. (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on July 8, 2005.)

10.20	Negotiable Promissory Note dated July 6, 2005, between James D. Durham and QuadraMed Corporation. (Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on July 8, 2005.)

10.21	Security Agreement dated July 6, 2005, between James D. Durham and QuadraMed Corporation. (Exhibit 99.3 to our Current Report on Form 8-K, as filed with the SEC on July 8, 2005.)

10.22	Lease dated November 19, 1998 for facilities located at 22 Pelican Way, San Rafael, California. (Exhibit 1.7 to our Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC on March 30, 2000.)

10.23	Lease dated November 26, 2001 for facilities located at 1050 Los Vallecitos Boulevard, San Marcos, California. (Exhibit 10.18 to our Registration Statement on Form S-1, No. 333-112040, as filed January 21, 2004.)

10.24	Lease dated September 15, 2001 for facilities located at 12110 Sunset Hills Road, Reston, Virginia. (Exhibit 10.19 to our Registration Statement on Form S-1, No. 333-112040,as filed January 21, 2004.)

10.25	Value Added Remarketing Agreement dated September 26, 1989, by and between InterSystems Corporation and the Compucare Company. (Exhibit 10.28 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25, 2004.)

10.26	Amendment to VAR Agreement between QuadraMed Affinity Corporation and InterSystems Corporation. (Exhibit 10.29 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25, 2004.)

14.1	QuadraMed Corporation Code of Ethics for Principal Executive Officers and Senior Financial Officers. (Exhibit 14.1 to our Current Report on Form 8-K, as filed with the SEC on March 15, 2006.)

21.1**	QuadraMed Corporation subsidiaries.

23.1**	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

31.1**	Section 302 Certification—CEO

31.2**	Section 302 Certification—CFO

32.1**	Section 906 Certification—CEO

32.2**	Section 906 Certification—CFO

**	Filed herewith

QUADRAMED CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

QuadraMed Corporation

Reston, Virginia

We have audited the accompanying consolidated balance sheets of QuadraMed Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15.2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of QuadraMed Corporation at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 14, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Note 15 to the financial statements, effective January 1, 2006, the Company changed its method of quantifying misstatements of prior year financial statements. The Company adopted the dual method, as required by SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. As discussed in Note 18, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QuadraMed Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Bethesda, Maryland

March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

QuadraMed Corporation

Reston, Virginia

We have audited QuadraMed Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). QuadraMed Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, QuadraMed Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QuadraMed Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Bethesda, Maryland

March 14, 2008

QUADRAMED CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$7,119	$32,596
Short-term investments	9,169	10,703
Accounts receivable, net of allowance for doubtful accounts of $1,449 and $2,612, respectively	26,088	20,358
Unbilled receivables	5,183	4,253
Deferred contract expenses	6,060	5,438
Prepaid expenses and other current assets, net of allowance on other receivable of $1,229 and $833, respectively	5,367	5,410
Deferred tax asset, net of valuation allowance	7,376	—

Total current assets	66,362	78,758

Restricted cash	2,389	2,341
Long-term investments	1,197	1,244
Property and equipment, net of accumulated depreciation and amortization of $22,855, and $21,131 respectively	3,778	2,557
Goodwill	33,942	25,983
Other amortizable intangible assets, net of accumulated amortization of $31,119 and $28,354, respectively	11,768	2,132
Other long-term assets	3,182	3,183
Deferred tax asset, net of valuation allowance	49,758	—

Total assets	$172,376	$116,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,910	$3,493
Accrued payroll and related benefits	9,602	8,720
Accrued exit cost of facility closing	1,178	1,547
Other accrued liabilities	7,537	4,119
Dividends payable	1,375	3,775
Deferred revenue	36,111	46,347

Total current liabilities	60,713	68,001
Accrued exit cost of building closing	888	2,066
Deferred tax liability	—	1,042
Other long-term liabilities	2,722	2,618

Total liabilities	64,323	73,727

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.01 par, 5,000 shares authorized, 4,000 shares issued and outstanding respectively	96,144	93,290
Common stock, $0.01 par, 150,000 shares authorized; 45,891 and 43,678 shares issued and 45,284 and 43,221 shares outstanding, respectively	459	437
Shares held in treasury, 607 and 457, respectively	(292)	(5)
Additional paid-in-capital	310,557	304,504
Accumulated other comprehensive loss	(80)	(49)
Accumulated deficit	(298,735)	(355,706)

Total stockholders’ equity	108,053	42,471

Total liabilities and stockholders’ equity	$172,376	$116,198

The accompanying notes are an integral part of these consolidated financial statements.

QUADRAMED CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2007	2006	2005
Revenue
Services	$19,371	$12,767	$12,369
Maintenance	59,892	55,975	54,453
Installation and other	12,328	11,823	11,060

Services and other	91,591	80,565	77,882
Term licenses	31,031	25,515	23,189
Perpetual licenses	10,597	16,596	17,851

Licenses	41,628	42,111	41,040
Hardware	4,131	2,525	3,391

Total revenue	137,350	125,201	122,313

Cost of revenue
Cost of services and other revenue	36,737	26,456	26,572
Royalties and other	15,683	12,095	9,779
Amortization of acquired technology and capitalized software	1,090	3,401	4,014

Cost of license revenue	16,773	15,496	13,793
Cost of hardware revenue	3,722	2,007	2,341

Total cost of revenue	57,232	43,959	42,706

Gross margin	80,118	81,242	79,607

Operating expense
General and administration	18,275	19,127	26,626
Software development	32,390	31,770	33,307
Sales and marketing	18,057	15,331	15,085
Amortization of intangible assets and depreciation	3,468	4,195	4,904
Exit costs of facility closing	—	—	1,066

Total operating expenses	72,190	70,423	80,988

Income (loss) from operations	7,928	10,819	(1,381)

Other income (expense)
Interest expense, includes non-cash charges of $122, $374 and $600, respectively	(127)	(379)	(607)
Interest income	2,280	1,746	749
Other income (expense), net	511	101	13

Other income	2,664	1,468	155

Income (loss) from continuing operations before income taxes	$10,592	$12,287	$(1,226)
Benefit (provision) for income taxes	52,408	(342)	(277)

Income (loss) from continuing operations	$63,000	$11,945	$(1,503)
Loss on discontinued operations (net of income taxes)	—	—	(2,435)

Net income (loss)	$63,000	$11,945	$(3,938)
Preferred stock accretion, dividend premium and dividends declared	(6,032)	(5,978)	(5,338)

Net income (loss) attributable to common shareholders	$56,968	$5,967	$(9,276)

Income (loss) per share-basic
Continuing operations	$1.29	$0.14	$(0.17)
Discontinued operations	—	—	(0.06)

Net income (loss)	$1.29	$0.14	$(0.23)

Income (loss) per share-diluted
Continuing operations	$0.79	$0.13	$(0.17)
Discontinued operations	—	—	(0.06)

Net income (loss)	$0.79	$0.13	$(0.23)

Weighted average shares outstanding
Basic	44,061	42,057	40,658

Diluted	79,466	45,867	40,658

The accompanying notes are an integral part of these consolidated financial statements.

QUADRAMED CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

AND COMPREHENSIVE (LOSS)

(in thousands)

	Preferred Stock		Common Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity	Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2004	4,000	$83,412	40,243	$402	(200)	$(2)	$299,361	$(124)	$(350,410)	$32,639	$(44,353)

Issuance of common stock	—	—	722	7	—	—	1,004	—	—	1,011	—
Issuance of common stock under ESPP program	—	—	87	1	—	—	—	—	—	1	—
Issuance of restricted shares of common stock	—	—	650	7	—	—	—	—	—	7	—
Repurchase of restricted shares	—	—	—	—	(257)	(3)	(3)	—	—	(6)	—
Accretion of preferred stock	—	4,796	—	—	—	—	—	—	(4,796)	—	(4,796)
Amortization of deferred compensation	—	—	—	—	—	—	1,962	—	—	1,962	—
Preferred dividends declared	—	—	—	—	—	—	—	—	(208)	(208)	(208)
Preferred dividends paid	—	—	—	—	—	—	—	—	(334)	(334)	(334)
Unrecognized SERP costs	—	—	—	—	—	—	—	69	—	69	69
Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	(54)	—	(54)	(54)
Foreign currency translation	—	—	—	—	—	—	—	20	—	20	20
Other	—	23	—	—	—	—	—	—	—	23	—
Net loss	—	—	—	—	—	—	—	—	(3,938)	(3,938)	(3,938)

December 31, 2005	4,000	$88,231	41,702	$417	(457)	$(5)	$302,324	$(89)	$(359,686)	$31,192	$(9,241)

Cumulative effect of adjustments resulting from the adoption of SAB 108, net of tax	—	—	—	—	—	—	—	—	(1,915)	(1,915)	—
Issuance of common stock	—	—	674	7	—	—	904	—	—	911	—
Issuance of common stock under ESPP program	—	—	92	1	—	—	—	—	—	1	—
Issuance of common stock upon exercise of warrants	—	—	1,210	12	—	—	12	—	—	24	—
Accretion of preferred stock	—	5,059	—	—	—	—	—	—	(5,059)	—	(5,059)
Amortization of deferred compensation	—	—	—	—	—	—	385	—	—	385	—
Stock based compensation	—	—	—	—	—	—	879	—	—	879	—
Preferred dividends declared	—	—	—	—	—	—	—	—	(128)	(128)	(128)
Preferred dividends paid	—	—	—	—	—	—	—	—	(791)	(791)	(791)
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	102	—	102	102
Foreign currency translation	—	—	—	—	—	—	—	(62)	—	(62)	(62)
Other	—	—	—	—	—	—	—	—	(72)	(72)	—
Net income	—	—	—	—	—	—	—	—	11,945	11,945	11,945

December 31, 2006	4,000	$93,290	43,678	$437	(457)	$(5)	$304,504	$(49)	$(355,706)	$42,471	$6,007

Issuance of common stock	—	—	1,084	11	—	—	2,074	—	—	2,085	—
Issuance of common stock under ESPP program	—	—	86	1	—	—	121	—	—	122	—
Issuance of common stock upon exercise of warrants	—	—	1,043	10	—	—	—	—	—	10	—
Accretion of preferred stock	—	2,854	—	—	—	—	—	—	(2,854)	—	(2,854)
Repurchase of treasury shares	—	—	—	—	(150)	(287)	—	—	—	(287)	—
Amortization of deferred compensation	—	—	—	—	—	—	382	—	—	382	—
Stock based compensation	—	—	—	—	—	—	2,474	—	—	2,474	—
Tax benefit of stock options	—	—	—	—	—	—	1,002	—	—	1,002
Preferred dividends declared	—	—	—	—	—	—	—	—	(1,375)	(1,375)	(1,375)
Preferred dividends paid	—	—	—	—	—	—	—	—	(1,803)	(1,803)	(1,803)
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	52	—	52	52
Foreign currency translation	—	—	—	—	—	—	—	(83)	3	(80)	(80)
Net income	—	—	—	—	—	—	—	—	63,000	63,000	63,000

December 31, 2007	4,000	$96,144	45,891	$459	(607)	$(292)	$310,557	$(80)	$(298,735)	$108,053	$56,940

The accompanying notes are an integral part of these consolidated financial statements.

QUADRAMED CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31
	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$63,000	$11,945	$(3,938)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,559	7,598	8,918
Deferred compensation amortization	382	385	1,962
Stock-based compensation	2,474	879	—
Dividend discount amortization	50	303	565
Provision for bad debts	181	820	2,263
Gain on sales of investments	(46)	—	—
Gain on sale of assets	—	—	(383)
Interest income on investments	(101)	—	—
Interest income on letters of credit	(103)	—	—
Interest expense on note payable	72	72	35
Exit cost on facility closing	—	—	2,797
Deferred income taxes	(52,102)	—	—
Other	—	(21)	—
Changes in assets and liabilities:
Accounts receivable	2,544	5,911	(3,240)
Prepaid expenses and other	5,663	413	(1,217)
Accounts payable and accrued liabilities	175	(4,508)	(1,114)
Deferred revenue	(13,995)	(7,135)	8,209
Payment to former executive out of trust	—	—	(3,100)

Cash provided by operating activities	12,753	16,662	11,757

Cash flows from investing activities
Decrease in restricted cash	(48)	50	1,498
Sales of available-for-sale securities, net	51,162	7,227	(98)
Purchases of available-for-sale securities	(49,484)	(17,813)	—
Acquisitions of businesses, net of cash acquired	(33,901)	—	—
Purchases of property and equipment	(2,261)	(982)	(1,278)
Termination of Trust	—	—	3,100
Other	—	(28)	—

Cash provided by (used in) investing activities	(34,532)	(11,546)	3,222

Cash flows from financing activities
Proceeds from the sale of assets	—	—	431
Payment of preferred stock dividends	(5,628)	(6,500)	(5,833)
Proceeds from issuance of common stock and other	2,217	938	1,036
Repurchase of common stock	(287)	—	—

Cash used in financing activities	(3,698)	(5,562)	(4,366)

Net increase (decrease) in cash and cash equivalents	(25,477)	(446)	10,613
Cash and cash equivalents, beginning of year	32,596	33,042	22,429

Cash and cash equivalents, end of year	$7,119	$32,596	$33,042

Supplemental disclosure of cash flow information
Cash paid for interest	$6	$5	$—

Cash paid for taxes	$680	$42	$—

Non-cash transfer of liabilities for implementation of SAB 108 to accumulated deficit	$—	$1,915	$—

Dividends declared	$3,178	$—	$—

Supplemental disclosure of non-cash investing and financing transactions
Issuance of restricted shares of common stock	$—	$—	$1,147

The accompanying notes are an integral part of these consolidated financial statements.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

The business mission of QuadraMed Corporation, along with our subsidiaries, is to advance the success of healthcare organizations through IT solutions that leverage quality care into positive financial outcomes. Our driving principles include: maintaining long-term client relationships, building a culture of customer care, focusing on innovation as the key to winning, and striving to always deliver value. We offer innovative, user-friendly software applications designed and developed by the healthcare professionals and software specialists we employ.

In the healthcare market, clinical information and quality measurements are becoming drivers of revenue management. Access management, financial decision support, health information management (“HIM”) processes and systems combined with patient accounting systems are driving revenue management improvements and the movement to new quality based reimbursement models. As evolving reimbursement scenarios will challenge hospitals to leverage quality of care into appropriate payment, we envision that customers committing to our “Care-Based Revenue Cycle” solutions will realize improved financial performance. Our goal is to assist our customers in attaining significant improvement in hospital financial success by leveraging quality of care into positive financial outcomes through performance-based IT solutions. We accomplish this by delivering healthcare information technology products and services supporting the healthcare organizations’ efforts to improve the quality of care they deliver and the efficiency with which it is delivered.

Using our end-to-end solutions to optimize the patient experience and leverage quality of care into payment, our clients seek to receive the proper reimbursement, in the shortest time, at the lowest administrative cost. Our products are designed to eliminate paper, improve processes, improve efficiencies and decrease error through the efficient management of patient clinical and financial records, resulting in better patient safety. Healthcare organizations of varying size—from small single entity hospitals to large multi-facility care delivery organizations, acute care hospitals, specialty hospitals, Veterans Health Administration facilities and associated/affiliated businesses such as outpatient clinics, long-term care facilities, and rehabilitation hospitals gain value from our solutions.

We conduct business directly and through our subsidiaries, all of which are wholly owned and operated under common management. In February 2004 we acquired Détente Systems Pty Limited of Sydney, Australia, a vendor of laboratory and radiology management software. In June 2004, we acquired Tempus Software, Inc. of Jacksonville, Florida, a vendor of enterprise-wide hospital scheduling software. In September 2007, we acquired the Misys Computerized Patient Record business through an asset purchase. In December 2004, we announced the shut down of our Financial Services Division and its operations ceased in February 2005. From that point forward, the Company has considered itself to be a single reporting segment, specifically a software provider segment.

2. QUADRAMED CORPORATION AND BASIS OF PRESENTATION

Financial Statement Presentation and Principles of Consolidation

These consolidated financial statements, which include the accounts of QuadraMed and all significant business divisions and wholly owned subsidiaries, have been prepared in conformity with (i) generally accepted accounting principles in the United States (“GAAP”), and (ii) the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions between QuadraMed and its subsidiaries are eliminated in consolidation.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates in Preparation of Financial Statements

We make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, contingent assets and liabilities, revenues and expenses. Significant estimates and assumptions have been made regarding revenue recognition, the allowance for doubtful accounts, contingencies, litigation, deferred revenue and intangibles resulting from our purchase business combinations, stock-based compensation and valuation allowance on deferred tax assets and other amounts. We base estimates and assumptions on historical experience and on various other assumptions which management believes to be reasonable under the circumstances. Uncertainties inherent in these estimates include, among other things, significant estimates within percentage-of-completion accounting. In addition, we review at least annually our estimates related to the valuations of intangibles including acquired technology, goodwill, customer lists, trademarks and other intangibles and capitalized software. Actual results may differ materially from these estimates and assumptions.

Reclassifications

We have grown through multiple acquisitions based on a product-centric organizational structure. Acquired entities such as Tempus Software, Inc. and Détente Systems Pty Limited had been operated as standalone business units, rather than centralized business functions. Historically, our organizational structure contained several departments and remote locations which performed multiple levels of tasks in a cross-functional environment in order to manage and support specific product lines within the Company. In connection with our corporate vision, mission statement and executive management philosophy, during 2006 and early 2007 we implemented a new organizational structure designed to capitalize on our internal resources and strengths. The new structure supports centralized operations, standardized processes and optimizes functional-based expertise. As a result, certain reclassifications have been made to prior year revenue and expenses classifications to conform to the current year presentation. Such reclassifications include the reclassification of certain revenue components to more appropriately identify individual elements such as services, installation and hardware within our revenue mix, along with any associated cost elements, as well as reclassifications of certain employee related expenses to better align functions performed with financial classifications.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Our revenue is principally generated from (i) licensing arrangements, services and hardware.

The Company’s license revenue consists of fees for licenses of its proprietary software as well as the software of third-party providers. Cost of license revenue primarily includes the costs of third-party software, royalties and amortization of acquired technology and capitalized software. The Company’s services revenue consists of maintenance, software installation, customer training and consulting services related to our license revenue, fees for providing management services, specialized staffing, and analytical services. Cost of services consists primarily of salaries, benefits and allocated costs related to providing such services. Hardware revenue includes third-party hardware used by our customers in connection with software purchased. Cost of hardware revenue consists of third-party equipment and installation.

We license products through a direct sales force. The Company’s license agreements for such products do not provide for a right of return, and historically, product returns have not been significant.

We recognize revenue on software products in accordance with AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended; SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts; and SEC Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We allocate revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, We determine the fair value of the maintenance portion of the arrangement based on the price if sold separately and measured by the renewal rate offered to the customer. The professional services portion of the arrangement is based on hourly rates which we charge for these services when sold separately from software. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The proportion of revenue recognized upon delivery varies from quarter-to-quarter depending upon the mix of licensing arrangements, perpetual or term-based, and the determination of vendor-specific objective evidence (“VSOE”) of fair value for undelivered elements. Many of our licensing arrangements include fixed implementation fees and do not allow us to recognize license revenue until these services have been performed. We recognize revenue only after establishing that we have VSOE for all undelivered elements.

Some of the licenses are term or time-based licenses. We recognize revenue from these contracts ratably over the term of the arrangement. Post-contract Customer Support (“PCS”) for all of the license term is bundled together with the term license and is included in term license revenue in our consolidated financial statements.

Contract accounting is applied where services include significant software modification, installation or customization. In such instances, the services and license fee is accounted for in accordance with SOP 81-1, whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. We use the completed-contract method of revenue recognition rather than the percentage-of-completion method for contracts with short implementation service periods (typically less than 3-9 months) and in circumstances in which the Company’s financial position and results of operations would not vary materially from those resulting from the use of the percentage-of-completion method. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and judgment related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting can affect the amounts of revenue and related expenses reported in the Company’s consolidated financial statements. The Company classifies revenues from these arrangements as license, installation, hardware, and services revenue based on the estimated fair value of each element using the residual method, and revenues are reflected in respective revenue categories in our consolidated financial statements.

Service revenues from software maintenance and support are recognized ratably over the maintenance term, which in most cases is one year. Service revenues from training, consulting and other service elements are typically recognized as the services are performed.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. This generally results from deferred maintenance, software installation, consulting and training services not yet rendered. License revenue is deferred until all revenue requirements have been met or as services are performed. Additionally, there are term-based licenses for which revenues are recognized over the term of the contract, which is generally one year. Unbilled receivables are established when revenue is deemed to be recognized based on our revenue recognition policy, however the Company does not have the right to bill the customer per the contract terms.

Cash and Cash Equivalents

Cash and cash equivalents are comprised principally of money market instruments and demand deposits with financial institutions and cash surrender values of life insurance policies. These instruments carry insignificant interest rate risk.

Investments

We consider our holdings of short-term and long-term securities, consisting primarily of fixed income securities and cash surrender values of life insurance policies, to be available-for-sale securities. The difference between cost or amortized cost (cost adjusted for amortization of premiums and accretion of discounts that are recognized as adjustments to interest income) and fair value, representing unrealized holdings gains or losses, net of the related tax effect, if any, is recorded, until realized, as a separate component of stockholders’ equity. Gains and losses on the sale of debt securities are determined on a specific identification basis. Realized gains and losses are included in other income (expense) in the accompanying Consolidated Statements of Operations. The Company’s short-term investments also includes auction rate securities which are debt instruments having longer-dated (in most cases, many years) legal maturities, but with interest rates that are generally reset every 7 or 28 days under an auction system. Because auction rate securities are frequently re-priced, they trade in the market on par-in, par-out basis. Because the Company regularly liquidates its investments in these securities for reasons including, among others, changes in market interest rates and changes in the availability of and the yield on alternative investments, the Company has classified these securities as available-for-sale securities. As available-for-sale securities, these investments are carried at fair value, which approximates cost. Despite the liquid nature of these investments, the Company categorizes them as short-term investments instead of cash and cash equivalents due to the underlying legal maturities of such securities. However, they have been classified as current assets as they are generally available to support the Company’s current operations. There have been no realized gains or losses on these investments. See Note 21—Subsequent Events.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to QuadraMed from normal business activities. We provide an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific identified risks.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Accounts receivable represent our highest potential concentration of credit risk. We reserve for credit losses and do not require collateral on our trade accounts receivable. In addition, we maintain cash and investment balances in accounts at various domestic banks and brokerage firms. Our balances at banks are insured by the Federal Deposit Insurance Corporation for up to $100,000 at each bank but balances maintained at the brokerage firms are not insured.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives, which are generally three years for computer equipment and purchased software and five years for office furnishings and equipment. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life (generally 10 years). Maintenance and repair costs are expensed as incurred. We review property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For property and equipment sales and disposals, the cost and related accumulated depreciation are removed from the accounts and net amounts, less proceeds from disposals, are included in income.

Goodwill

We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill acquired in business combinations is not amortized but is tested for impairment annually or more often if an event or circumstances indicate that an impairment loss has been incurred. We have determined that we have one reporting unit under the criteria set forth by SFAS 142. We reviewed goodwill for impairment and determined that the fair value of the single reporting unit exceeded the carrying values of the net assets. Accordingly, no indicators of impairment existed.

Other Intangible Assets

Other intangible assets primarily relate to customer lists, acquired technology including developed and core technology and trade names, and other intangible assets acquired in our purchase business combinations. On an annual basis, or upon the occurrence of a triggering event, we review our intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets in accordance with the provisions of SFAS No. 144. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their net realizable values. Intangible assets are amortized over a period of two to ten years, which the Company estimated to reflect their useful lives.

Software Development Costs

In accordance with SFAS No. 86—Accounting fro the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, we capitalize any certain software development costs upon establishment of technological feasibility until the product is generally available to the market.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

This process requires our management to make assessments regarding the timing and probability of the ultimate tax impact. We record valuation allowances on deferred tax assets if we determine it is more likely than not that the asset will not be realized. Additionally, we establish reserves for uncertain tax positions based upon our judgment regarding potential future challenges to those positions. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes could have a significant impact on our financial position.

The accounting estimate related to the tax valuation allowance requires us to make assumptions regarding the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. These assumptions require significant judgment because actual performance has fluctuated in the past and may do so in the future. The impact that changes in actual performance versus these estimates could have on the realization of tax benefits as reported in our results of operations could be material.

In previous years, we provided a full tax valuation allowance for our federal, state, and foreign deferred tax assets based on management’s evaluation that our ability to realize such assets did not meet the criteria of “more likely than not”. We have continuously evaluated additional facts representing positive and negative evidence in the determination of our ability to realize the deferred tax assets. These deferred tax assets consist primarily of net operating loss and tax credit carryforwards as well as deductible temporary differences. In the year ended December 31, 2007, management has determined, based on new positive evidence as the result of two consecutive years of pretax operating income (2007 and 2006) and anticipated future taxable income over the next 3 year’s budgeted and forecast amounts, that it is now more likely than not that most of these deferred tax assets will be realized in the future. Accordingly, we determined that it is appropriate to reduce the deferred tax asset valuation allowance by approximately $69.0 million as of December 31, 2007. This has resulted in a benefit to deferred tax expense of $63.8 million for the year 2007, a reduction of goodwill from prior acquisitions of $4.2 million, and an adjustment to additional paid-in capital of $1.0 million. The $63.8 million benefit is comprised of a federal benefit of $57.0 million and a state benefit of $7.3 million, and a foreign provision of $0.5 million.

We adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. The accounting estimates related to the liability for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. See note 18—Income Taxes.

Sales Taxes

In accordance with EITF 06-3, How Sales Taxes Collected from Clients and Remitted to Governmental Authorities Should Be Presented in the Income Statement (gross versus net presentation), we report sales taxes collected from clients and remitted to governmental authorities on a net basis.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for and Disclosure of Guarantees and Indemnifications

Our software license agreements generally include a performance guarantee that our software products will substantially operate as described in the applicable program documentation for a period of 90 days after delivery. We also generally warrant that services performed will be provided in a manner consistent with reasonably applicable industry standards. To date, we have not incurred any material costs associated with these warranties. Our software license agreements typically provide for indemnification of customers for claims for infringement of intellectual property. To date, no such claims have been filed against the Company.

Stock-Based Compensation

We adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”) using the modified prospective method as of January 1, 2006. Under this method, compensation cost is recognized based on the requirements of SFAS 123R for all share-based awards granted subsequent to January 1, 2006, and for all awards granted, but not vested, prior to January 1, 2006. Prior to January 1, 2006, the Company used the intrinsic method of measuring and recognizing employee stock-based transactions under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Consequently, no expense was recognized for stock award grants if the exercise price was at least equal to the market value of the common stock at the date of grant and expense was recognized if the exercise price was below the market value at the date of grant.

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

	Year ended December 31,
	2007	2006	2005
Numerator:
Net income (loss)	$63,000	$11,945	$(3,938)
Preferred stock accretion, dividends and premium	(6,032)	(5,978)	(5,338)

Net income (loss) attributable to common shareholders	$56,968	$5,967	$(9,276)

Denominator:
Weighted average number of common shares outstanding:
Basic	44,061	42,057	40,658
Diluted	79,466	45,867	40,658

Income (loss) per common share:
Basic	$1.29	$0.14	$(0.23)
Diluted	$0.79	$0.13	$(0.23)

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following common stock equivalent shares, from the indicated equity instruments, are included in the respective calculations of diluted earnings per share for the years 2007 and 2006; the amounts for 2005 are presented for comparative purposes and are the common equivalent shares that would have been included had we reported net income to common shareholders in 2005 (in thousands):

	Year ended December 31,
	2007	2006	2005
Equity instruments:
Convertible preferred stock	32,258	32,258	32,258
Warrants	1,139	2,825	3,284
Stock options	2,008	985	577

Total common stock equivalent shares	35,405	36,068	36,119

Comprehensive Income (Loss)—The components of our comprehensive income (loss) include the unrealized gain (loss) on available-for-sale securities and foreign currency translation adjustment. The following table sets forth the computation of comprehensive income (loss) (in thousands):

	Year ended December 31,
	2007	2006	2005
Net income (loss) attributable to common shareholders	$56,968	$5,967	$(9,276)
Unrealized pension cost	—	—	69
Unrealized gain (loss)	52	102	(54)
Foreign currency translation adjustment	(80)	(62)	20

Comprehensive loss	$56,940	$6,007	$(9,241)

Translation of Foreign Financial Statements—The functional currency of the Company’s foreign subsidiaries is their local currency, the Australian dollar, the British Pound Sterling, and the Canadian dollar. Accordingly, assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect on the balance sheet date. Income and expense items are translated at average rates for the period. Translation adjustments are recorded as a component of other comprehensive income. Foreign currency transaction gains (losses) recorded in operating expenses were approximately $(83,000) for 2007, $(62,000) for 2006 and $20,000 for 2005.

Recent Accounting Standards

In September 2006, EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4”) was issued and is effective for fiscal years beginning after December 15, 2007. EITF 06-4 requires that, for split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106. EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. We do not expect the adoption to have a material impact on our consolidated financial position, results of operations and cash flows.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued a FASB Staff Position to partially delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. Based on the FASB Staff Position, the partial adoption of SFAS No. 157 will not have a material impact on our financial position and results of operations in 2008. We are still assessing the impact that SFAS No. 157 will have on our nonrecurring measurements for non-financial assets and liabilities in 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Asset and Financial Liability: Including an amendment to FASB Statement No. 115” (“SFAS No. 159”). The standard permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our fiscal 2009. An entity may not apply it before that date. The provisions of SFAS 141R will only impact us if we are party to a business combination after the pronouncement has been adopted.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not currently expect the adoption of SFAS 160 to have a material impact on our consolidated financial position, results of operations and cash flows.

4. ACQUISTION OF THE MISYS COMPUTERIZED PATIENT RECORDS BUSINESS

On September 23, 2007, the Company, through QuadCopper, LLC, a Delaware limited liability company and indirect, wholly-owned subsidiary of the Company, completed its acquisition of the Computerized Patient Record (“CPR”) business and assets of Misys plc pursuant to the previously announced asset purchase agreement (the “Agreement”), dated July 22, 2007, by and among Misys Hospital Systems, Inc., a Pennsylvania corporation and indirect wholly-owned subsidiary of Misys plc, a company organized under the laws of the United Kingdom, QuadCopper LLC, and the Company. Pursuant to the terms of the Agreement, the Company paid $33.0 million in cash for the CPR Business.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total purchase price, including related acquisition costs of approximately $0.9 million, was approximately $33.9 million. The cash used by the Company to acquire the CPR Business came from the Company’s available cash and the conversion of short term investments into cash. No gains or losses on the conversions were recorded as the investments were not sold prior to their maturity dates. The results of the CPR Business operations have been included in the consolidated financial statements since the date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets acquired	$13,485
Property and equipment	755
Identifiable intangible assets	12,400
Goodwill	12,191
Current liabilities	(4,678)
Long term liabilities-capital lease obligation	(252)

Net Assets Acquired	$33,901

The goodwill recognized results primarily from the value of the clinical product features and functionality acquired, beyond its current features and functionality and that of the legacy Affinity clinical software, that will allow us to compete for clinical information systems business in large hospitals and multi-facility engagements where we would otherwise not be able to compete. Goodwill increased by approximately $0.2 million during the fourth quarter of 2007 due primarily to the incurrence of additional professional fees related to the acquisition. The identifiable intangible assets include the following:

Trade Names (2 years—straight line amortization)	$300
Technology (10 years—sum of years digits amortization)	5,400
Customer Relationships (10 years—sum of years digits amortization)	6,700

Total identifiable intangible assets	$12,400

The following unaudited pro forma results of operations assume the CPR Acquisition took place on January 1 for the periods presented:

	Year Ended December 31, (Unaudited - in thousands)
	2007	2006
Pro forma revenue	$158,486	$153,265
Pro forma net income (loss) attributable to common shareholders	$50,757	(3,851)
Pro forma basic earnings (loss) per share	$1.15	$(0.09)
Pro forma diluted earnings (loss) per share	$0.71	$(0.09)

The unaudited pro forma results of operations are being furnished solely for informational purposes and are not intended to represent or be indicative of the consolidated results of operations that the company would have reported had these transactions been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. DISCONTINUED OPERATION—FINANCIAL SERVICES DIVISION AND EXIT COST OF     FACILITY CLOSING

During the year ended December 31, 2004, we recorded a loss on discontinued operations of $3.2 million primarily related to the write-down of assets of our Financial Services Division (FSD) upon the announcement of the business closing. We also reported a $3.6 million loss from discontinued operations resulting from the operating losses incurred by FSD during 2004. In the first quarter of 2005, we recorded an additional $1.7 million loss from discontinued operations in connection with the closing of FSD in February. This loss included among other things, severance costs, and a $1.0 million charge related to the future lease obligations of the FSD’s office in San Marcos, California. In the third quarter of 2005, we recorded an additional charge of approximately $0.8 million in connection with the lease obligation. The lease for this facility terminates in May 2008. We have estimated the facility closing costs based upon current market information available related to potential sublease rental income, sublease commission costs, and the length of time expected to secure a sublease. During 2006, the Company secured a sub-tenant for 100% of the space.

The results of operations for the Financial Services Division, as discussed above, are presented in the table below (in thousands):

Year ended December 31,
2005
Revenue	$223

Loss from operations	(704)
Exit cost of facility closing	(1,849)
Other	118

Total loss	$(2,435)

In 2004, we vacated and closed our San Rafael, California facility as a result of the relocation of our headquarters to Reston, Virginia. The present value of the estimated liability was approximately $4.0 million and was recorded in 2004 as an accrued exit cost of facility closing. In the third quarter of 2005, we reevaluated this estimate, and determined that an additional $1.1 million charge should be recorded as an accrued exit cost. The San Rafael future minimum lease payments net of sublease income total approximately $1.3 million for years 2008 and 2009. In connection with the relocation of our corporate headquarters to Reston, Virginia, we actively marketed and subleased 33% of the vacant San Rafael, California facility in 2006. We continue to actively market for sublease the remaining space. The lease for this facility terminates in December 2009.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth a summary of the exit cost charges and accrued exit costs for both the San Marcos, California and San Rafael, California facilities as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006

Exit Costs for San Rafael Facility:
Accrued exit cost of facility closing, beginning of year	$3,079	$4,133
Principal reductions	(1,148)	(1,054)

Accrued exit cost of facility closing, end of year	$1,931	$3,079

Exit Costs for San Marcos Facility:
Accrued exit cost of facility closing, beginning of year	$534	$1,204
Principal reductions	(399)	(670)

Accrued exit cost of facility closing, end of year	135	534

Total Exit Cost Charges and Accrued Exit Costs	$2,066	$3,613

Accrued Exit Costs Liability:
Short-term	1,178	1,547
Long-term	888	2,066

Total	$2,066	$3,613

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

6. EMPLOYMENT MATTERS

During the third quarter of 2007, the Company and its legal counsel completed a Company initiated review of job descriptions and employee wage/hour classifications. As a result, we changed the wage/hour classifications for certain employees to ensure compliance with applicable law and paid past overtime to the affected employees at the end of November. We recorded $1.2 million of additional compensation expense during the third and fourth quarters of 2007 related to these actions.

During the first quarter of fiscal year 2006, we announced a corporate reorganization and a reduction in our workforce of 37 positions. At that time, we recorded a charge for severance and related costs of approximately $0.3 million, associated with terminated employees, which was reflected in our results of operations for the first quarter of 2006.

On February 5, 2008 we announced a strategic initiative to increase overall product development capacity and to further accelerate delivery of our “Care-based Revenue Cycle” product strategy to the healthcare market. Related to this capacity expansion and resource re-allocation initiative, we eliminated 69 positions in various technical, administrative and other non-technical areas. The Company expects to report a one time severance cost in Q1 2008 of approximately $0.6 million. See NOTE 21—Subsequent Event.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. CASH AND INVESTMENTS

Restricted Cash—Restricted cash reflects amounts to be restricted greater than 12 months and accordingly is included in non-current assets. Restricted cash consists of the following (in thousands):

	Year ended December 31,
	2007	2006

Lease agreements	$443	$366
Contract guarantees	2,000	2,000

	$2,443	$2,366
Less: Imprest cash balance	(54)	(25)

	$2,389	$2,341

Stand-by Letters of Credit—As of December 31, 2007, we had $2.4 million in stand-by letters of credit under bank financing agreements outstanding as of December 31, 2007. We pay up to 2% annual fees to renew existing stand-by letters of credit and secures all of the stand-by letters of credit with certificates of deposit. The $2.4 million outstanding value has remained consistent since December 31, 2005. These letters of credit are recorded in the Consolidated Balance Sheet as restricted cash.

Marketable Investments in Other Companies—From 1997 to 1999, we purchased 599,425 shares at a cost of $4.7 million in VantageMed Corporation (“VantageMed”), a company that develops and sells software to physician groups. During 2002, 2001 and 2000, we recorded other-than-temporary impairment charges of $551,000, $86,000 and $4.1 million, respectively, to reflect permanent reductions in the fair value of this investment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of December 31, 2006, the carrying value of the VantageMed investment was zero. During 2007, we tendered the securities back to the issuer for cash and a $0.5 million gain on the liquidation of our investment in VantageMed Corporation was realized and recorded as Other Income.

Variable Life Insurance Policies—We have an investment interest in two variable life insurance policies. Each of the variable life insurance policies provides for the investment of the cash value portion into various sub-accounts that are similar in nature to mutual funds. The policies are issued pursuant to split-dollar agreements with former executives. Trusts have been established for their benefit and make the investment decisions on these policies. We are entitled to reimbursement for all annual premiums paid from 1998 to 2002 under the split-dollar life insurance policies. As of December 31, 2007 and 2006 the carrying value of the asset was $2.8 million. This amount is included in other long-term assets on the accompanying Consolidated Balance Sheets.

During 2004 and part of 2005, we owned, and contributed to, a grantor, or “rabbi,” trust established to make contributions to satisfy obligations under a Supplemental Executive Retirement Plan (SERP) and two other subsequently terminated benefit plans. We made the investment decisions on this policy. The performance of the variable life insurance policy for cash value and premium amounts varied depending on the performance of the selected underlying sub-accounts. Pursuant to FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance, we reported the amount that could be realized under the insurance contract as an asset valued as of the balance sheet date and treated the change in value during the reported period as an adjustment of premiums paid in determining the expense or income to be recognized. The cash surrender value of the policy as of December 31, 2004 was $2.6 million, and was included in other long-term assets in the accompanying Consolidated Balance Sheets. On July 6, 2005, the Company settled its litigation with Mr. James Durham, its former Chief Executive Officer. Under the terms of the Settlement Agreement and General Release between the

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

parties (“Settlement Agreement”), the Company made an immediate cash payment of approximately $3.6 million and issued a Negotiable Promissory Note (the “Note”) to Mr. Durham in the principal amount of $1.4 million and with an interest rate of 5.12% per annum. The immediate cash payment was funded principally by the liquation of certain assets, including the “rabbi” trust which was earmarked for such purpose. Annual principal payments become due under the note agreement on January 1st of each year along with accrued interest beginning in 2009. The Note is scheduled to be fully paid on January 1, 2013.

8. PROPERTY AND EQUIPMENT, NET

Property and Equipment, net consisted of the following (in thousands):

	December 31,
	2007	2006
Computer equipment	$12,513	$11,318
Office furnishings and equipment	6,661	5,311
Purchased software	6,861	6,471
Leasehold improvements	598	588

Total cost	26,633	23,688
Less: Accumulated depreciations and amortization	(22,855)	(21,131)

Net book value	$3,778	$2,557

Depreciation expense was $1.8 million, $2.1 million and $2.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

9. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In each of the years ended December 31, 2007, 2006 and 2005, we capitalized none of our software development costs. Operating costs for research activities prior to the establishment of technological feasibility, and for product upgrades and other activities to improve product performance or to respond to updated regulations and business requirements are charged to software development expense as incurred. Such expenditures were $32.4 million, $31.8 million and $33.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

10. OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following items as of the dates indicated (in thousands):

	As of December 31, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets
Customer relationships	$18,749	$(12,378)	$6,371	$12,049	$(10,919)	$1,130
Trade Names	3,985	(3,722)	263	3,684	(3,508)	176
Technology	20,153	(15,019)	5,134	14,753	(13,927)	826

Total amortizable intangible assets	$42,887	$(31,119)	$11,768	$30,486	$(28,354)	$2,132

Intangible assets are amortized over a period of two to ten years, which we believe to be the estimated useful lives of the individual assets.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of acquired technology, a component of other intangible assets, for the years ended December 31, 2007 and 2006 was $1.1 million and $2.9 million, respectively, and is included in cost of license revenue for the respective periods. For the years ended December 31, 2007 and 2006, amortization expense other than for acquired technology was $1.7 million and $0.5 million, respectively and is included as amortization of intangible assets and depreciation in the consolidated statements of operations.

We estimate that we will have the following amortization expense for the future periods indicated below, related to the intangible assets identified above as of December 31, 2007 (in thousands):

For the years ended December 31,
2008	2,380
2009	2,102
2010	1,750
2011	1,510
2012	1,270
Thereafter	2,756

$11,768

11. LEASE OBLIGATIONS

We lease our headquarters and all other facilities and certain equipment under operating leases, some of which contain renewal and purchase options, and a nominal portion of our equipment under capital lease arrangements. Future minimum payments under operating leases with an initial term of more than one year at December 31, 2007, are as follows (in thousands):

Operating Leases
2008	4,801
2009	4,554
2010	3,146
2011	2,043
2012	491
Thereafter	126

Total minimum lease payments	$15,161

Rent expense was $3.2 million, $3.0 million and $3.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In addition, as previously discussed, we recorded exit costs related to the write-down of the two vacated properties totaling $2.9 million for the year ended December 31, 2005. During the fourth quarter of 2004, the Company vacated and closed its San Rafael, California facility as a result of the relocation of our headquarters to Reston, Virginia. At December 31, 2004, the present value of the estimated liability was approximately $4.0 million and was recorded in the fourth quarter of 2004 as an accrued exit cost of facility closing. In the third quarter of 2005, the sublease loss was reevaluated and an additional $1.1 million was recorded. The San Rafael future minimum lease payments net of sublease income total approximately $1.3 million for years 2008 and 2009. In connection with the relocation of our corporate headquarters to Reston, Virginia, we actively marketed and subleased 33% of the vacant San Rafael, California facility in 2006. We continue to actively market for sublease the remaining space. During the first quarter of 2005, the Company closed its Financial Services

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Division and vacated the facility in San Marcos, California. The present value of the estimated liability was approximately $1.0 million and was recorded in the first quarter of 2005 as an accrued exit cost of facility closing. In the third quarter of 2005, the sublease loss was reevaluated and an additional $0.8 million was recorded. The San Marcos facility is not reflected in the future minimum lease obligation schedule as the sublease income and master lease obligation approximate the same value. The Company actively marketed this space and subleased 100% of the facility in 2006.

See NOTE 5—DISCONTINUED OPERATION—FINANCIAL SERVICES DIVISION AND EXIT COST OF FACILITY CLOSING for additional information.

12. LINE OF CREDIT

On December 5, 2006, we entered into a working capital line of credit agreement with our principal bank, under which we may borrow up to $2.0 million. This credit facility is secured by 90-Day Certificates of Deposits. Borrowings under the line of credit bear interest at varying rates based on an independent index which is defined as the rate charged by the Lender on the underlying Certificates of Deposit plus 1.5 basis points. The initial interest rate is established as 6.4% per annum. The line of credit has a stated maturity of December 1, 2008. There have been no borrowings, and there was no balance outstanding associated with this line of credit as of December 31, 2007 and as of December 31, 2006.

13. SERIES A PREFERRED STOCK

On June 17, 2004, QuadraMed issued 4.0 million shares of Series A Cumulative Mandatory Convertible Preferred Stock (the “Series A Preferred Stock”) in a private, unregistered offering to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933. The Series A Preferred Stock was sold for $25 per share, and we used the $96.1 million of net proceeds of the offering to repurchase all of our Senior Secured Notes due 2008 (the “2008 Notes”) and our 5.25% Convertible Subordinated 2005 Notes (the “2005 Notes”), together with accrued interest and related redemption premiums; the remainder was used for general corporate purposes.

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Upon the conversion of shares of the Series A Preferred Stock to shares of common stock on or after May 31, 2007, the Series A Preferred Stock holders have an option to convert and receive, when declared by the board of directors, dividends equal to the total previously unpaid dividends payable from the effective date of conversion through June 1, 2007 at a rate of $1.375 per annum, or 5.5% per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common shares or any combination thereof at the option of the Company. As of July 15, 2007 all such dividends subject to this provision had been paid.

As a result of the aforementioned discounted dividend feature, at the date of issuance of the Series A Preferred Stock, the Company recorded dividends payable of $15.2 million, which represents the present value of the three-year dividends. The present value adjustment of $1.3 million is being amortized over three years as interest expense using the effective interest rate method. For the years ended December 31, 2007 and 2006, approximately $0.1 million and $0.3 million were recorded as interest expense, respectively and as of December 31, 2007, the $1.3 million present value adjustment has been fully amortized.

The carrying value of the Series A Preferred Stock was also reduced by $15.2 million, which represents the imputed discount on the Series A Preferred Stock and which is being accreted over three years using the effective interest rate method. For the years ended December 31, 2007 and 2006, approximately $2.9 million and $5.1 million, respectively was accreted and charged to accumulated deficit. If any Series A Preferred Stock shares are converted prior to the end of the three-year period, the related accretion will be accelerated. The Company determined that there was no beneficial conversion feature attributable to the Series A Preferred Stock.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the carrying value of preferred stock (in thousands):

	2007		2006
Total issued		$100,000		$100,000
Less: Issuance cost		(3,856)		(3,856)
Less: Unaccreted discount
Original present value of discount	(15,174)		(15,174)
2007 preferred stock accretion	2,854		—
2006 preferred stock accretion	5,059		5,059
2005 preferred stock accretion	4,796		4,796
2004 preferred stock accretion	2,465	—	2,465	(2,854)

Carrying value of Preferred Stock at December 31		$96,144		$93,290

14. STOCK-BASED COMPENSATION

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

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Stock-based compensation expense for the years ended December 31, 2007 and 2006 was $2.5 million and $0.9 million, respectively, and is allocated to cost of services, sales and marketing, general and administrative or software development expense in the consolidated statement of operations. We had an excess tax benefit related to stock-based compensation or capitalized stock-based compensation costs of $1.0 million for the year ended December 31, 2007. There were no excess tax benefits recognized for the years ended December 31, 2006 and 2005. As permitted by SFAS No. 123, for 2005, the Company accounted for share-based payments using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options within its financial statements. However, had we adopted SFAS No. 123(R) in 2005, the impact of that standard would have been approximately $1.8 million additional stock based compensation expense in 2005.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have presented pro-forma information regarding net income (loss) and earnings (loss) per share, as if we had accounted for employee stock options under the fair value method as required by SFAS No. 123(R), for the year ended December 31, 2005. The fair value of these stock-based awards to employees was estimated using the Black Scholes-Merton option pricing model. If compensation cost for our company’s stock option plans had been determined consistent with SFAS No. 123(R) for 2005, our reported net loss and net loss per share would have changed to the amounts indicated below (in thousands except per share data):

Year ended December 31, 2005
Net income (loss) attributable to common shareholders, as reported	$(9,276)
Add: Stock-based employee compensation expense in reported net income (loss), net of tax	1,955

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(3,711)

$(11,032)

Pro forma net income (loss)

Basic net income (loss) per common share, as reported	$(0.23)
Basic net income (loss) per common share, pro forma	$(0.27)
Diluted net income (loss) per common share, as reported	$(0.23)
Diluted net income (loss) per common share, pro forma	$(0.27)

Stock Incentive Plans

We have issued stock options and restricted stock under its 1996 Stock Incentive Plan (the “1996 Plan”), the 1999 Supplemental Stock Option Plan (the “1999 Plan”), and the 2004 Stock Compensation Plan (the “2004 Plan”), all of which were approved by stockholders. The 2004 Plan superseded the 1996 Plan, as amended, and the 1999 Plan, as amended, as of May 6, 2004, although stock options and restricted stock granted under the 1996 Plan and the 1999 Plan outstanding as of that date remain subject to the terms of those plans. Significant grants were made outside these plans pursuant to contracts with executives as an inducement to employment. Total non-plan stock options outstanding at December 31, 2007 were 1,325,000.

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

The exercise price per share for an incentive stock option cannot be less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market value on the date of grant. Option grants under the 1996 Plan generally expire 10 years from the date of grant and generally vest over a four-year period. Options granted under the 1996 Plan are exercisable subject to the vesting schedule. Our company’s stockholders had authorized a total of 8,831,093 shares of common stock for grant under the 1996 Plan, of which 2,901,677 were outstanding at December 31, 2007. There were no shares available for grant at December 31, 2007.

1999 Supplemental Stock Option Plan

In 1999, the QuadraMed Board of Directors approved the 1999 Plan. The 1999 Plan permits non-statutory option grants to be made to employees, independent consultants and advisors who are not QuadraMed officers, directors or Section 16 insiders. The 1999 Plan is administered by the Board of Directors or its Compensation Committee and was scheduled to terminate in March 2009. The exercise price of all options granted under the 1999 Plan may not be less than 100% of fair market value on the date of the grant. Options vest on a schedule determined by the Board of Directors or the Compensation Committee with a maximum option term of 10 years. The QuadraMed stockholders had authorized a total of 3,424,245 shares of common stock for grant under the 1999 Plan, of which 954,629 were outstanding at December 31, 2007. There were no shares available for grant at December 31, 2007.

2004 Stock Compensation Plan

On April 1, 2004, The QuadraMed Board of Directors approved the 2004 Plan. QuadraMed’s stockholders ratified the adoption of the 2004 Plan on May 6, 2004 at QuadraMed’s 2004 Annual Meeting of Stockholders. The 2004 Plan replaces the 1996 Plan and 1999 Plan with respect to the unissued shares of common stock that were remaining in the 1996 Plan and the 1999 Plan on the date the 2004 Plan was ratified. Awards previously granted under the 1996 Plan and 1999 Plan remain subject to the terms of those plans. The QuadraMed stockholders initially authorized 1,536,369 shares of common stock for grant under the 2004 Plan and increased the number of shares available to the 2004 Plan by 3,000,000 shares at the 2007 Annual Meeting of Stockholders on June 7, 2007. As a result, the QuadraMed stockholders authorized a total of 4,536,369 shares of common stock, for grant under the 2004 Plan, of which, 3,444,063 were outstanding at December 31, 2007. There were 1,032,955 shares available for grant under this plan at December 31, 2007.

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

Employee Stock Purchase Plan

Our 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) was adopted by the Board of Directors in January 2002. A total of 703,450 shares of common stock were reserved for issuance under the 2002 Purchase Plan, pursuant to which eligible employees are able to contribute up to 10% of their compensation for the purchase of QuadraMed common stock at a purchase price of 85% of the lower of the fair market value of the

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares on the first or last day of the six-month purchase period. Stock-based compensation expense relating to shares purchased on behalf of plan participants for the years ended December 31, 2007, 2006 and 2005 totaled $118,000, $32,000 and $111,000, respectively.

Stock Options:

Stock options generally vest ratably over four years from the date of grant and terminate ten years from the date of grant. The exercise price of the options granted equaled or exceeded the market value of the common stock at the date of the grant. A summary of the stock option activity under all plans is as follows (in thousands except per share data):

	Number of Shares	Weighted Average Exercised Price

Options outstanding, December 31, 2004	9,373	$3.82
Granted	1,180	1.76
Exercised	(722)	1.17
Cancelled	(1,393)	4.51

Options outstanding, December 31, 2005	8,438	$3.64
Granted	613	2.16
Exercised	(674)	1.21
Cancelled	(543)	5.11

Options outstanding, December 31, 2006	7,834	$3.63
Granted	2,678	2.98
Exercised	(1,084)	2.02
Cancelled	(740)	8.60

Options outstanding, December 31, 2007	8,688	$3.63

Stock-based compensation expense relating to stock options for the years ended December 31, 2007, 2006 and 2005 totaled $2.4 million, $0.8 million and $1.8 million, respectively.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s issued and outstanding stock options as of December 31, 2007 is as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/07	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable as of 12/31/07	Weighted Average Exercise Price
$ 1.0000 – $ 1.7400	885,033	6.52	$1.4210	643,127	$1.3444
$ 1.8000 – $ 1.8300	1,113,400	6.95	1.8220	792,955	1.8214
$ 1.8400 – $ 2.4500	777,409	6.94	2.0635	402,722	2.1447
$ 2.5000 – $ 2.5000	1,946,200	3.80	2.5000	1,946,200	2.5000
$ 2.6000 – $ 2.9200	871,000	8.48	2.7967	208,604	2.7083
$ 3.0000 – $ 3.1500	530,000	9.21	3.0764	36,667	3.0900
$ 3.1900 – $ 3.1900	1,413,000	9.43	3.1900	24,000	3.1900
$ 3.2500 – $ 8.8700	1,084,155	2.93	7.4014	1,083,999	7.4020
$14.3900 – $27.0000	58,298	0.24	20.4416	58,298	20.4416
$30.1250 – $30.1250	10,000	0.01	30.1250	10,000	30.1250

$ 1.0000 – $30.1250	8,688,495	6.34	$3.2050	5,206,572	$3.5166

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at December 31, 2007 were 6.34 years and $0.5 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at December 31, 2007 were 4.5 years and $0.4 million, respectively. As of December 31, 2007, unrecognized compensation expense related to stock options totaled approximately $4.6 million, which will be recognized over a weighted average period of 1.44 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2007	2006	2005
Expected dividend yield	—	—	—
Expected stock price volatility	48.77%	85.97%	134.97%
Risk-free interest rate	3.49%	4.74%	4.04%
Expected life of options	5.97 years	5.7 years	4.0 years

The dividend yield of zero is based on the fact that we have never paid cash dividends on common stock, and has no present intention of doing so. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of the grant for a term equivalent to the expected life of the option. The expected life and expected volatility are based on historical experience. The Company uses an estimated forfeiture rate of 17.90% for calculating stock-based compensation expense related to stock options and this rate is based on historical experience.

Based on the above assumptions, the weighted average estimated fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $6.3 million, $1.1 million and $1.8 million, respectively. The weighted average exercise price of options granted during 2007, 2006 and 2005 was $2.33, $2.16 and $1.76 per share, respectively.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes activity of the Company’s common stock, stock options and warrants during 2007 (in thousands):

	As of December 31, 2006	2007 Activity	As of December 31, 2007
Shares outstanding:	43,221
Options exercised		1,084
Warrants exercised		1,043
Employee Stock Purchase Plan		86
Common stock repurchased		(150)

Shares	43,221	2,063	45,284

Options outstanding:	7,834
Options granted		2,678
Options exercised		(1,084)
Options cancelled		(740)

Options	7,834	854	8,688

Warrants outstanding:	2,070
Warrants exercised		(1,043)

Warrants	2,070	(1,043)	1,027

Restricted Share Awards:

Our Company has issue from time to time, common stock as restricted share awards, with a zero exercise price, as provided for under the QuadraMed stock compensation plans and other contractual commitments. The grants are generally made to certain senior executives. The majority of the restrictions lapse over three to four years. During the year ended December 31, 2005, we issued 650,000 shares of common stock as restricted stock; we issued no restricted stock during 2006 or 2007. We record the fair value of the restricted shares on the date they are granted as deferred compensation within the Stockholders’ Equity section of the consolidated balance sheets. Deferred compensation has been combined with additional paid-in capital as a result of the adoption of SFAS No. 123(R). The fair value of the restricted share award is amortized as compensation expense over the period in which the restrictions lapse.

Compensation expense relating to grants of restricted stock totaled $0.4 million, $0.4 million, and $2.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. For the year ended December 31, 2005, $1.4 million was charged to severance expense relating to the early-vesting of restricted stock to former officers of the Company. As of December 31, 2007, 580,000 shares of restricted stock remained subject to forfeiture.

A summary of the restricted stock activity for the year ended December 31, 2007 is as follows (in thousands except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value

Restricted stock awards, as of January 1, 2007	650	$1.77
Restrictions released	(70)	1.74

Restricted stock awards, as of December 31, 2007	580	$1.77

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. STAFF ACCOUNTING BULLETIN NO. 108

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below details the prior period misstatements, as well as their total cumulative effect (in thousands):

			For the period ended December 31,				Total Cumulative Effect
			2005	2004	2003	2002
Debit/(Credit):
Revenue understated	(a	)	$(135)	$(448)	$(448)	—	$(1,031)
Royalty expense understated	(b	)	271	621	479	—	1,371
Income tax expense understated	(c	)	—	270	252	252	774
Benefit expense overstated	(d	)	—	(513)	—	—	(513)
Deferred revenue understated	(e	)	642	333	339	—	1,314

Total			$778	$263	$622	$252	$1,915

(a)	In late 2004, the Company began the process of converting a significant portion of its financial records (principally revenue cycle related items) from a legacy accounting system to its principal financial software, PeopleSoft. Not all of the legacy contracts were converted completely into the new PeopleSoft module, resulting in the need to continue the use of manual processes, which significantly impaired management’s ability to effectively review, monitor and investigate movements in customer account balances. As a result, the Company identified an understatement of revenue for the periods as presented above.
(b)	The aforementioned weaknesses in our revenue cycle also affected our closing cycle for the year ended December 31, 2004. The manual processes referred to above were performed substantially by our accounting and finance staff, with some reliance on outside consultants, the same people who are involved in the normal closing cycle. As a result, our year-end close process was affected in that less time was available for normal closing and review procedures. These demands on the time of our staff and their overall workload resulted in an incorrect reconciliation of accrued royalty expense, which caused an understatement of royalty expense for the periods as presented above.
(c)	The aforementioned weaknesses in our closing cycle resulted in incorrect income tax accounting related to the amortization of goodwill associated with certain acquired companies; this resulted in an understatement of deferred income tax expense and deferred income tax payable for the periods as presented above.
(d)	The aforementioned weaknesses in our closing cycle resulted in an incorrect reconciliation of accrued benefit expense, which caused an overstatement of benefit expense for the period as presented above.
(e)	The Company determined that we did not have fair value of VSOE on our HIM term licenses. Historically, installation and services revenue related to HIM term licenses had been recognized upon delivery of services, resulting in a cumulative overstatement of revenue from 2003 through 2006. This adjustment creates an addition to deferred revenue, which will be amortized over the remaining term of licenses through 2011. Going forward, installation and services revenue related to HIM term licenses will be recognized on a prorata basis over the license term.

16. EMPLOYEE BENEFIT PLANS

401(k) Savings Plan

Our company maintains a 401(k) Savings Plan (the “Plan”). All eligible QuadraMed employees may participate in the Plan and elect to contribute up to 80% of pre-tax compensation to the Plan. Employee contributions are 100% vested at all times. At our discretion, we may match employee contributions to the Plan. Presently, we match up to 50% of the first 4% of employee contributions. The vesting of such contributions is based on the employee’s years of service, becoming 100% vested after 4 years. For the years ended December 31, 2007, 2006 and 2005, there were discretionary company contributions of approximately $0.8 million, $0.7 million and $0.7 million respectively.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. MAJOR CUSTOMERS

For the year ended December 31, 2007, two customers accounted for more than 10% of total revenue. The Veterans Health Administration facilities accounted for 19% of our total revenues and The County of Los Angeles (“LACO”) accounted for 14% of our total revenues. In 2006, sales to Veterans Health Administration facilities, both directly and indirectly through Micron Government Computer Systems accounted for approximately 13% of our total revenues and the County of Los Angeles accounted for 11% of our total revenues.

18. INCOME TAXES

We account for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes, which provides for an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax bases of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year that the change is enacted.

The provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2007	2006	2005
Current:
Federal	$236	$301	$—
State	93	8	(6)
Foreign	161	33	14

Total current provision	490	342	8

Deferred:
Federal	11,942	315	(1,629)
State	(525)	414	3,654
Foreign	(533)	—	—

Total deferred provision	10,884	729	2,025

Change in valuation allowance, net of the effect of acquisitions	(63,782)	(729)	(1,756)

Total (benefit) provision for income taxes	$(52,408)	$342	$277

Our company recognized current foreign tax expense in 2007 of approximately $161,000 as a result of operations in Australia, Canada, and the United Kingdom. In addition, the Company reported state income tax expense in 2007 in the amount of approximately $93,000.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of the temporary differences, net operating loss, and tax credit carryforwards that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Deferred tax assets:
Software development and AMT credits	$3,687	$8,862	$6,020
Net operating loss carryforwards	45,647	49,919	51,133
Intangible assets	7,771	8,231	8,399
Accrued compensation and other	6,758	5,921	7,810

	63,863	72,933	73,362

Deferred tax liabilities:
Other intangible assets	(1,814)	(2,056)	(2,229)
Depreciation	(1,062)	(1,222)	(628)
Other	(2,668)	(497)	(619)

	(5,544)	(3,775)	(3,476)

Net deferred tax asset before allowance	58,319	69,158	69,886
Valuation allowance	(1,185)	(70,200)	(70,155)

Net deferred tax assets (liabilities)	$57,134	$(1,042)	$(269)

In previous years, we provided a full tax valuation allowance for our federal, state, and foreign deferred tax assets based on management’s evaluation that our ability to realize such assets did not meet the criteria of “more likely than not”. We have continuously evaluated additional facts representing positive and negative evidence in the determination of our ability to realize the deferred tax assets. These deferred tax assets consist primarily of net operating loss and tax credit carryforwards as well as deductible temporary differences. In the year ended December 31, 2007, management has determined, based on new positive evidence as the result of two consecutive years of pretax operating income (2007 and 2006) and anticipated future taxable income over the next 3 year’s budgeted and forecast amounts, that it is now more likely than not that most of these deferred tax assets will be realized in the future. Accordingly, we determined that it is appropriate to reduce the deferred tax asset valuation allowance by approximately $69.0 million as of December 31, 2007. This has resulted in a benefit to deferred tax expense of $63.8 million for the year 2007, a reduction of goodwill from prior acquisitions of $4.2 million, and an adjustment to additional paid-in capital of $1.0 million. The $63.8 million benefit is comprised of a federal benefit of $57.0 million and a state benefit of $7.3 million, and a foreign provision of $0.5 million.

Although the Company has determined that a valuation allowance is no longer required with respect to most of its domestic tax net operating losses and deductible temporary differences, we continue to maintain a valuation allowance on certain deferred tax assets which we do not believe are more likely than not to be realized, including $0.7 million of deferred tax assets relating to net operating losses which will expire unused due to the interaction of carryforward periods and the limitation imposed under IRS Section 382, resulting from prior ownership changes as discussed below. In addition, we continue to apply a valuation allowance related to $0.5 million of net operating losses from our Australian subsidiary due to their history of operating losses. The amount of valuation allowance maintained against deferred tax assets totals $1.2 million as of December 31, 2007.

Our management will continue, in future periods, to assess the likely realization of the remaining net deferred tax assets. The valuation allowance may change based on future changes in circumstances.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, we had federal net operating loss carryforwards of approximately $124.2 million and state net operating loss carryforwards of approximately $67.0 million, of which $5.3 million of federal and state net operating losses are from the excess tax benefits related to stock option deductions which will increase APIC once the benefit is realized through a reduction of income taxes payable. In addition, we had federal and state software development and AMT tax credit carryforwards of approximately $3.0 million and $0.6 million, respectively. The federal net operating loss carryforwards and research and development credits will expire from 2011 through 2026.

The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in Section 382 of the Internal Revenue Code. During 2007, we completed a study and determined that we experienced cumulative changes in ownership, as defined by these regulations, of greater than 50% in 1996, 1998, and 2004. These changes in ownership triggered the imposition of an annual limitation on our ability to utilize certain U.S. federal and state net operating loss carryforwards and research tax credits , resulting in the potential loss of $1.7 million each of federal and state net operating loss carryforwards and $3.9 million in research credit carryforwards. Losses and credits not utilized due to these limitations can be carried forward, but are subject to the expiration dates described above.

The reconciliation of the tax provision (benefit) computed at the statutory rate to the effective tax rate is as follows:

	Year ended December 31,
	2007	2006	2005
Federal income tax rate	34.00%	34.00%	(34.00)%
Valuation allowance changes effecting the income tax provision	(651.62)	(5.94)	(48.00)
Permanent tax differences	1.83	1.54	7.50
State and other	5.96	6.32	0.50
True-up of deferred taxes	(17.89)	(9.95)	81.60
Research and development	65.38	(23.18)	—
Goodwill portion of deferred tax asset recognized	39.96	—	—
Additional paid-in capital from stock option tax deductions	9.46	—	—
Reduction of deferred tax assets—stock options	19.37%	—	—

Effective tax rate	(493.55)%	2.79%	7.60%

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (the “Interpretation”) (FIN No. 48). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have applied the provisions of the Interpretation effective January 1, 2007; however, the adoption of the Interpretation did not have a material effect on the Company’s financial condition, results of operations or cash flows. In accordance with FIN No. 48, the Company will recognize any interest and penalties related to unrecognized tax benefits in income tax expense.

During the twelve month period ended December 31, 2007, we recorded a decrease to our liability for unrecognized tax benefits of approximately $4.95 million, which relates primarily to positions taken during the periods prior to the adoption of FIN No. 48. For the year ended December 31, 2007, the Company did not

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognize any interest or penalties due to the unrecognized tax benefits being fully provided for through a valuation allowance. This decrease primarily results from the completion of the aforementioned study under IRC Section 382 to determine the total value of net operating losses and tax credits which may be limited should any ownership change have occurred during the company’s operating history. Upon completion of the study, it was determined that the total amount of prior year net operating loss carryforwards that would be limited under Section 382 was less than originally determined upon adoption of FIN No. 48, and tax credits that would expire unused.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

Balance, January 1, 2007	$8,102
Decrease in tax positions taken during the prior period	(4,951)
Increases in tax positions taken during the current period	561
Decreases relating to tax settlements	—
Decreases resulting from the expiration of the statute of limitations	—

Balance, December 31, 2007	$3,712

Our company files income tax returns in the U.S. federal and various state jurisdictions, as well as in Australia, Canada, and the United Kingdom. As of December 31, 2007 open tax years in the federal and some state jurisdictions date back to 1993 due to the taxing authorities’ ability to adjust operating loss carry forwards. No changes in settled tax years have occurred through December 31, 2007. We do not anticipate there to be a material change in the total amount of unrecognized tax benefits within the next 12 months.

19. LITIGATION AND OTHER MATTERS

As previously disclosed, on November 15, 2004, we received a letter from MedCath Incorporated (“MedCath”), which provided notice of MedCath’s decision to terminate the Master Software License and Services Agreement, dated November 20, 2002, by and between QuadraMed Affinity and MedCath (the “Contract”). On or about November 15, 2004, MedCath filed a complaint against the Company in Mecklenburg County, North Carolina, Superior Court Division (Case No. 04CVS20137). In its complaint, MedCath alleged that we were in breach of the Contract due to uncured deficiencies in the products and sought at least $5 million in damages, plus litigation costs. On December 9, 2004, we filed a motion to dismiss the MedCath complaint on the grounds that the complaint fails to state a claim upon which relief can be granted. We also filed a counterclaim against MedCath seeking no less than $1.14 million in unpaid amounts due to us, plus litigation costs, for MedCath’s breach of the Contract by failing to pay licensing fees due to us.

On April 28, 2006, we settled this litigation with MedCath. Pursuant to the Release and Settlement Agreement (the “Settlement Agreement”), our company paid MedCath a settlement payment of $2 million and the parties filed a Joint Stipulation of Dismissal, with prejudice, of this lawsuit on May 8, 2006. Further, the Contract and all obligations thereunder terminated, and we removed MedCath’s name from all Company websites and marketing materials. The parties have entered into mutual general releases regarding the Contract and both bear their own attorneys’ fees and costs.

We funded the settlement amount from available operating cash. In addition to amounts already recorded at December 31, 2005 and amounts covered by insurance, we recorded a charge of approximately $1 million related to the settlement in the period ended March 31, 2006.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, we are subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our company’s financial position or results of operations.

20. UNAUDITED QUARTERLY SUPPLEMENTAL FINANCIAL INFORMATION

The fourth quarter of 2007 includes a one-time income tax benefit of $52.4 million related to the reduction in the valuation allowance for deferred tax assets since it became more likely than not that deferred tax assets would be utilized in the future. See Note 18 – Incomes Taxes for further discussion. The incremental impact of this one-time benefit represents approximately $1.20 basic and $.67 diluted income per share for the fourth quarter and approximately $1.19 basic and $.70 diluted income per share for the full year 2007.

	Quarter
(thousands of dollars, except per share amounts)	First	Second	Third	Fourth	Total
2007
Revenue	$29,206	$34,362	$32,908	$40,874	$137,350

Gross margin	$18,237	$18,371	$18,803	$24,707	$80,118

Net income	$2,624	$2,200	$1,502	$56,674	$63,000

Net income (loss) attributable to common shareholders	$1,316	$875	$(522)	$55,299	$56,968

Income per share
Basic	$0.03	$0.02	$(0.01)	$1.26	$1.29
Diluted	$0.03	$0.02	$(0.01)	$0.72	$0.79
Weighted average shares outstanding
Basic	42,540	43,665	43,846	44,006	44,061

Diluted	79,355	43,665	43,846	78,645	79,466

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Quarter
(thousands of dollars, except per share amounts)	First	Second	Third	Fourth	Total
2006
Revenue	$28,928	$32,028	$33,032	$31,213	$125,201

Gross margin	$17,939	$20,895	$22,596	$19,812	$81,242

Net income (loss)	$(1,843)	$3,847	$5,979	$3,962	$11,945

Net income (loss) attributable to common shareholders, as orginally reported	$(3,082)	$2,590	$4,706	$2,503	$6,717

Net income (loss) attributable to common shareholders, revised	$(3,332)	$2,340	$4,456	$2,503	$5,967

Loss per share
Basic, as originally reported	$(0.07)	$0.06	$0.11	$0.06	$0.14
Basic, revised	$(0.08)	$0.06	$0.11	$0.06	$0.14
Diluted, as originally reported	$(0.08)	$0.03	$0.08	$0.05	$0.14
Diluted	$(0.08)	$0.05	$0.08	$0.05	$0.13
Weighted average shares outstanding
Basic	41,319	41,864	42,156	42,825	42,057

Diluted	41,319	78,072	78,093	79,571	45,867

21. SUBSEQUENT EVENTS

On February 5, 2008 we announced a strategic initiative to increase overall product development capacity and to further accelerate delivery of our “Care-Based Revenue Cycle” product strategy to the healthcare market. In an effort to provide high quality, feature rich products to our clients in the least amount of time we have re-allocated financial and personnel resources to expand our product development capacity, and have partnered with Tata Consultancy Services to assist us with quality assurance, technical publications and software programming. This initiative will supplement the efforts of our existing dedicated product development team. As a result, our overall development team will increase by 11% with most of that increase focused on developing new products and new features. Related to this capacity expansion and resource re-allocation initiative, we eliminated 69 positions in various technical, administrative and other non-technical areas. A number of the affected staff had been assigned to product related projects now considered to be “non-core” to QuadraMed’s long term growth and success. Concurrent with this, new positions were created to meet the changing needs for various skill sets related to the company’s go-forward product plan. In addition, we are filling twenty open positions in technical and related areas. We provided benefits for departed employees through the end of February 2008 and offered severance payments along with a commitment to pay 2007 bonuses to those impacted in accordance with the 2007 Incentive Compensation Plan, when payments under the plan are made in March 2008. After all the actions detailed above have occurred, we will employ 647 full time employees, which includes the twenty open positions. The Company expects to report a one time severance cost in Q1 2008 of approximately $0.6 million.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2008, auctions failed for $1.3 million of our auction rate securities, and there is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed, and as a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure means that the parties wishing to sell securities could not do so. All of our auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We do not believe these securities are currently impaired, primarily due to the collateral guarantees and AAA ratings of the underlying securities. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments to affect our ability to execute our current business plan. As of December 31, 2007 and February 29, 2008, we held $5.4 million and $2.2 million, respectively, of auction rate securities.

QUADRAMED CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries	Deductions	Balance at End of Year
Year ended December 31, 2005
Allowance for doubtful accounts — Accounts receivable	3,303	2,263	—	(1,389)	4,177
Allowance for doubtful accounts — Notes and other	—	715	—	—	715
Year ended December 31, 2006
Allowance for doubtful accounts — Accounts receivable	4,177	820	—	(2,385)	2,612
Allowance for doubtful accounts — Notes and other	715	118	—	—	833
Year ended December 31, 2007
Allowance for doubtful accounts — Accounts receivable	2,612	306	396	(1,865)	1,449
Allowance for doubtful accounts — Notes and other	833	396	—	—	1,229

S-1