Form 10-Q
period 2008-03-31
QUADRAMED CORP
filed 2008-05-09
CIK 1018833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2008, there were 44,843,177 shares of the Registrant’s common stock outstanding, par value $0.01.

QUADRAMED CORPORATION

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$15,796	$7,119
Short-term investments	2,910	9,169
Accounts receivable, net of allowance for doubtful accounts of $1,495 and $1,449, respectively	28,887	26,088
Unbilled receivables	9,051	5,183
Deferred contract expenses	6,311	6,060
Prepaid expenses and other current assets, net of allowance on other receivable of $1,229 and $1,229, respectively	9,497	5,367
Deferred tax asset, net of valuation allowance	7,376	7,376

Total current assets	79,828	66,362
Restricted cash	1,947	2,389
Long-term investments	3,372	1,197
Property and equipment, net of accumulated depreciation and amortization of $23,209, and $22,855, respectively	3,401	3,778
Goodwill	33,878	33,942
Other amortizable intangible assets, net of accumulated amortization of $31,737 and $31,119, respectively	11,150	11,768
Other long-term assets	3,177	3,182
Deferred tax asset, net of valuation allowance	49,724	49,758

Total assets	$186,477	$172,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,863	$4,910
Accrued payroll and related benefits	4,870	9,602
Accrued exit cost of facility closing	896	1,178
Other accrued liabilities	4,926	7,537
Dividends payable	1,375	1,375
Deferred revenue	60,874	36,111

Total current liabilities	77,804	60,713
Accrued exit cost of facility closing	671	888
Other long-term liabilities	2,608	2,722

Total liabilities	81,083	64,323

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.01 par, 5,000 shares authorized, 4,000 shares issued and outstanding, respectively	96,144	96,144
Common stock, $0.01 par, 150,000 shares authorized; 45,985 and 45,891 shares issued and 44,120 and 45,284 outstanding, respectively	460	459
Shares held in treasury, 1,408 and 607, respectively	(2,802)	(292)
Additional paid-in-capital	311,575	310,557
Accumulated other comprehensive loss	(182)	(80)
Accumulated deficit	(299,801)	(298,735)

Total stockholders’ equity	105,394	108,053

Total liabilities and stockholders’ equity	$186,477	$172,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended, March 31,
	2008	2007
Revenue
Services	$5,567	$3,528
Maintenance	16,856	13,924
Installation and other	3,329	2,558

Services and other revenue	25,752	20,010
Term licenses	7,767	6,397
Perpetual licenses	1,631	2,278

Licenses	9,398	8,675
Hardware	141	521

Total revenue	35,291	29,206

Cost of revenue
Cost of services and other revenue	11,334	7,027
Royalties and other	3,817	2,979
Amortization of acquired technology and capitalized software	259	471

Cost of license revenue	4,076	3,450
Cost of hardware revenue	136	492

Total cost of revenue	15,546	10,969

Gross margin	19,745	18,237

Operating expense
General and administration	5,114	3,873
Software development	8,493	7,412
Sales and marketing	4,960	3,896
Amortization of intangible assets and depreciation	827	923

Total operating expenses	19,394	16,104

Income from operations	351	2,133

Other income (expense)
Interest expense, includes non-cash charges of $18 and $50	(31)	(50)
Interest income	166	573
Other income, net	1	77

Other income, net	136	600

Income from operations before income taxes	$487	$2,733
Provision for income taxes	(178)	(109)

Net income	$309	$2,624
Preferred stock accretion and dividends declared	(1,375)	(1,308)

Net (loss) income attributable to common shareholders	$(1,066)	$1,316

(Loss) income per share
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03
Weighted average shares outstanding
Basic	44,680	43,540

Diluted	46,371	47,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net income attributable to common shareholders	$(1,066)	$1,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,086	1,394
Deferred compensation amortization	94	96
Stock-based compensation	799	383
Preferred Stock accretion and dividend premium	1,375	1,308
Dividend discount amortization	—	33
Provision for bad debts	130	156
Gain on sale of investments	—	(11)
Interest income on investments	(20)	(25)
Interest expense on note payable	18	18
Deferred income taxes	1	—
Changes in operating assets and liabilities:
Accounts receivable	(6,797)	351
Prepaid expenses and other	(4,376)	(292)
Accounts payable and accrued liabilities	(8,128)	(4,668)
Deferred revenue	24,763	8,824

Cash provided by operating activities	7,879	8,883
Cash flows from investing activities
Decrease in restricted cash	442	54
Purchases of available-for-sale securities	(821)	(17,359)
Proceeds from the sale of available-for-sale securities	4,964	5,021
Payment of acquisition costs	64	—
Purchases of property and equipment	(91)	(227)

Cash provided by (used in) investing activities	4,558	(12,511)
Cash flows from financing activities
Payment of preferred stock dividends	(1,375)	(1,503)
Proceeds from issuance of common stock and other	125	1,034
Repurchase of common stock	(2,510)	—

Cash used in financing activities	(3,760)	(469)
Net increase (decrease) in cash and cash equivalents	8,677	(4,097)
Cash and cash equivalents, beginning of period	7,119	32,596

Cash and cash equivalents, end of period	$15,796	$28,499

Supplemental disclosure of cash flow information
Cash paid for taxes	245	249
Dividends declared	1,375	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2008

(unaudited)

1. THE COMPANY

The business mission of QuadraMed Corporation, along with our subsidiaries (“QuadraMed” or the “Company”), is to advance the success of healthcare organizations through IT solutions that leverage quality care into positive financial outcomes. Our driving principles include: maintaining long-term client relationships, building a culture of customer care, focusing on innovation as the key to winning, and striving to always deliver value. We offer innovative, user-friendly software applications designed and developed by the healthcare professionals and software specialists we employ.

In the healthcare market, clinical information and quality measurements are becoming drivers of revenue management. Access management, financial decision support, health information management (“HIM”) processes and systems combined with patient accounting systems are driving revenue management improvements and the movement to new quality based reimbursement models. As evolving reimbursement scenarios will challenge hospitals to leverage quality of care into appropriate payment, we believe that customers committing to our “Care-Based Revenue Cycle” solutions will realize improved financial performance. Our goal is to assist our customers in attaining significant improvement in hospital financial success by leveraging quality of care into positive financial outcomes through performance-based IT solutions. We seek to accomplish this goal by delivering healthcare information technology products and services that support the healthcare organizations’ efforts to improve the quality of care they deliver and the efficiency with which it is delivered.

Using our end-to-end solutions to optimize the patient experience and leverage quality of care into payment, our clients seek to receive the proper reimbursement, in the shortest time, at the lowest administrative cost. Our products are designed to eliminate paper, improve processes, improve efficiencies and decrease error through the efficient management of patient clinical and financial records, resulting in better patient safety. Healthcare organizations of varying size — from small single entity hospitals to large multi-facility care delivery organizations, acute care hospitals, specialty hospitals, Veterans Health Administration facilities and associated/affiliated businesses such as outpatient clinics, long-term care facilities, and rehabilitation hospitals — can gain value from our solutions.

We conduct business directly and through our subsidiaries, all of which are wholly owned and operated under common management. In February 2004, we acquired Détente Systems Pty Limited of Sydney, Australia, a vendor of laboratory and radiology management software. In June 2004, we acquired Tempus Software, Inc. of Jacksonville, Florida, a vendor of enterprise-wide hospital scheduling software. In September 2007, we acquired the Misys Computerized Patient Record business through an asset purchase. The Company considers itself to be a single reporting segment, specifically the software provider segment.

2. SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. We suggest that you read these interim financial statements in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 14, 2008. In the opinion of management, the condensed consolidated financial statements for the periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the entire year ending December 31, 2008.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2008

(unaudited)

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

Revenue Recognition

Our revenue is principally generated from licensing arrangements, services and hardware.

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2008

(unaudited)

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

FOR THE QUARTER ENDED MARCH 31, 2008

(unaudited)

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

Investments

We consider our holdings of short-term and long-term securities, consisting primarily of fixed income securities and cash surrender values of life insurance policies, to be available-for-sale securities. The difference between cost or amortized cost (cost adjusted for amortization of premiums and accretion of discounts that are recognized as adjustments to interest income) and fair value, representing unrealized holdings gains or losses, net of the related tax effect, if any, is recorded, until realized, as a separate component of stockholders’ equity. Gains and losses on the sale of debt securities are determined on a specific identification basis. Realized gains and losses are included in other income (expense) in the accompanying Consolidated Statements of Operations. The Company’s long-term investments include auction rate securities which were previously classified as short-term investments. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 28 days. Beginning in February 2008, auctions failed for our holdings because sell orders exceeded buy orders.

The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The underlying assets of the auction rate securities we hold, including the securities for which auctions have failed, are preferred shares of closed-end mutual funds. Given the Company’s holdings of cash, cash equivalents and short-term investments, its expected operating cash flows and its access to funds through its corporate credit facility, the Company has the ability and intent to hold these securities until liquidity returns to this market or the maturity of the securities. The Company does not believe the carrying values of these securities are permanently impaired and believes the positions will be liquidated without any significant loss.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to QuadraMed from normal business activities. We provide an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2008

(unaudited)

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

Goodwill

We account for goodwill and other intangible assets in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Goodwill acquired in business combinations is not amortized but is tested for impairment annually or more often if an event or circumstances indicate that an impairment loss has been incurred. We have determined that we have one reporting unit under the criteria set forth by SFAS No. 142. We reviewed goodwill for impairment as of December 31, 2007 and 2006, respectively and determined that the fair value of the single reporting unit exceeded the carrying values of the net assets. Accordingly, no indicators of impairment existed.

Other Intangible Assets

Other intangible assets primarily relate to customer lists, acquired technology including developed and core technology, trade names, and other intangible assets acquired in our purchase business combinations. On an annual basis, or upon the occurrence of a triggering event, we review our intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their net realizable values. Intangible assets are amortized over a period of two to ten years, which the Company estimated to reflect their useful lives.

Software Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, we capitalize software development costs from establishment of technological feasibility to the point at which the product is generally available to the market. No costs were capitalized during the three month period ended March 31, 2008.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2008

(unaudited)

financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

This process requires us to make assessments regarding the timing and probability of the ultimate tax impact. We record valuation allowances on deferred tax assets if we determine it is more likely than not that the asset will not be realized. Additionally, we establish reserves for uncertain tax positions based upon our judgment regarding potential future challenges to those positions. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s tax liability by taxing authorities. These changes could have a significant impact on our financial position.

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

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The accounting estimates related to liabilities for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not that a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to our unrecognized tax benefits will occur during the next twelve months. See Note 15 — Income Taxes.

Sales Taxes

In accordance with FASB’s Emerging Issues Task Force (“EITF”) 06-3, How Sales Taxes Collected from Clients and Remitted to Governmental Authorities Should Be Presented in the Income Statement (gross versus net presentation), we report sales taxes collected from clients and remitted to governmental authorities on a net basis.

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

Stock-Based Compensation

We adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) using the modified prospective method as of January 1, 2006. Under this method, compensation cost is recognized based on the requirements of SFAS No. 123R for all share-based awards granted subsequent to January 1, 2006, and for all awards granted, but not vested, prior to January 1, 2006. Prior to January 1, 2006, the Company used the intrinsic method of

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2008

(unaudited)

measuring and recognizing employee stock-based transactions under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Consequently, no expense was recognized for stock award grants if the exercise price was at least equal to the market value of the common stock at the date of grant and expense was recognized if the exercise price was below the market value at the date of grant.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4”) was issued and is effective for fiscal years beginning after December 15, 2007. EITF 06-4 requires that, for split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106. EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. We adopted EITF 06-4 for the current year ending December 31, 2008 without any material impact to the financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued a FASB Staff Position to partially delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. Based on the FASB Staff Position, the partial adoption of SFAS No. 157 has not had a material impact on our financial position and results of operations for the year ending December 31, 2008. We are still assessing the impact that SFAS No. 157 will have on our nonrecurring measurements for non-financial assets and liabilities in 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Asset and Financial Liability: Including an amendment to FASB Statement No. 115 (“SFAS No. 159”). The standard permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Although we adopted this standard for the current year ending December 31, 2008, we did not elect to measure our financial instruments at fair value and accordingly, it’s adoption did not have a material impact to the financial statements.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2008

(unaudited)

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“ SFAS No. 141R”). SFAS No. 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our fiscal year 2009. An entity may not apply SFAS No. 141R before that date. The provisions of SFAS No. 141R will generally only impact us if we are party to a business combination after the pronouncement has been adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not currently expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial position, results of operations or cash flows.

4. ACQUISITION OF THE MISYS COMPUTERIZED PATIENT RECORD BUSINESS

On September 23, 2007, the Company, through QuadCopper, LLC, a Delaware limited liability company and indirect, wholly-owned subsidiary of the Company, completed its acquisition of substantially all of the Computerized Patient Record (“CPR”) assets and related business of Misys plc (the “CPR Business”) pursuant to the previously announced asset purchase agreement (the “Agreement”), dated July 22, 2007, by and among Misys plc, a company organized under the laws of the United Kingdom, Misys Hospital Systems, Inc., a Pennsylvania corporation and indirect wholly-owned subsidiary of Misys plc, QuadCopper LLC, and the Company. Pursuant to the terms of the Agreement, the Company paid $33.0 million in cash for the CPR Business.

The total purchase price, including related acquisition costs of approximately $0.8 million, was approximately $33.8 million. The cash used by the Company to acquire the CPR Business came from the Company’s available cash and the conversion of short term investments into cash. No gains or losses on the conversions were recorded as the investments were not sold prior to their maturity dates. The results of the CPR Business operations have been included in the consolidated financial statements since the date of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets acquired	$13,485
Property and equipment	755
Identifiable intangible assets	12,400
Goodwill	12,127
Current liabilities	(4,678)
Long term liabilities-capital lease obligation	(252)

Net Assets Acquired	$33,837

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2008

(unaudited)

The goodwill recognized results primarily from the value of the clinical product features and functionality acquired, beyond its current features and functionality and that of the legacy Affinity clinical software that will allow us to compete for clinical information systems business in large hospitals and multi-facility engagements where we would otherwise not be able to compete. Goodwill decreased by approximately $0.1 million during the first quarter of 2008 due primarily due to the evaluation of deferred revenue on customer contracts acquired and a reduction of estimated commissions offset by additional legal and professional fees. The identifiable intangible assets include the following:

Trade Names (2 years—straight line amortization)	$300
Technology (10 years—sum of years digits amortization)	5,400
Customer Relationships (10 years—sum of years digits amortization)	6,700

Total identifiable intangible assets	$12,400

5. DISCONTINUED OPERATIONS

Division Shutdown and Headquarters Relocation

We completed the shutdown of our Financial Services division in San Marcos, California on February 14, 2005. We estimated the facility closing costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as the master lease associated with this facility does not terminate until May 2008. We subsequently secured a sub-tenant for 100% of the space. In addition, we also vacated and closed our San Rafael, California facility during the fourth quarter of 2004 as a result of the relocation of our headquarters to Reston, Virginia. We estimated our liability under the operating lease agreement and accrued exit costs as the lease does not terminate until December 2009. We subsequently secured a sub-tenant for 33% of the space. The San Rafael lease payments total approximately $1.2 million for the years 2008 and 2009, including the Company’s share of common costs.

The following table sets forth a summary of the exit cost charges and accrued exit costs for both the San Marcos, California and San Rafael, California facilities as of March 31, 2008 and 2007 (in thousands):

	March 31,
	2008	2007
Exit Costs for the San Rafael Facility:
Accrued exit cost of facility closing, beginning of period	$1,931	$3,078
Principal reductions	(418)	(281)

Accrued exit cost of facility closing, end of period	$1,513	$2,797

Exit Cost for the San Marcus Facility:
Accrued exit cost of facility closing, beginning of period	$135	$534
Principal reductions	(81)	(115)

Accrued exit cost of facility closing, end of period	$54	$419

Total Exit Cost Charges and Accrued Exit Costs	$1,567	$3,216

Summary:
Accrued Exit Cost Liability
Short-term	$896	$1,649
Long-term	671	1,567

Total	$1,567	$3,216

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2008

(unaudited)

6. EMPLOYMENT MATTERS

On February 5, 2008, we announced a strategic initiative to increase overall product development capacity and to further accelerate delivery of our “Care-based Revenue Cycle” product strategy to the healthcare market. Related to this capacity expansion and resource re-allocation initiative, we eliminated 69 positions in various technical, administrative and other non-technical areas. As a result, the Company incurred a one time severance cost for the quarter ended March 31, 2008 of approximately $0.6 million.

7. FAIR VALUE MEASUREMENTS

The Company adopted SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments effective January 1, 2008. The framework requires the valuation of investments using a three tiered approach. The statement requires fair value measurement to be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table represents the assets on our financial statements as of March 31, 2008 subject to SFAS 157, and indicates the fair value hierarchy of the valuation techniques we used to determine the fair value (in thousands):

Description	Balance at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial paper, certificates of deposit and other money market instruments	$18,326	$18,326	$—	$—
U.S. government and federal agency debt securities	1,552	1,552
Auction rate securities	2,200	—	—	2,200

Total	$22,078	$19,878	$—	$2,200

The valuation of our auction rate securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by our broker. These securities are held “available for sale” in conformity with SFAS 115, Accounting for Certain Investments in Debt and Equity, and any unrealized gain or loss is included in other comprehensive income in the current period. Due to the uncertainty related to the liquidity in the auction rate security market, the Company has classified these auction rate securities as long term assets on the balance sheet.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Three Months Ended March 31, 2008
Description	Auction Rate Securities	Total
Beginning Balance	$—	$—
Transfers in to Level 3	5,350	5,350
Purchases, issuances and settlements	(3,150)	(3,150)

Ending Balance	$2,200	$2,200

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets as of March 31, 2008 and December 31, 2007 were as follows (in thousands):

Other intangible assets consisted of the following ( in thousands):

	As of March 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets
Customer relationships	$18,749	$(12,699)	$6,050	$18,749	$(12,378)	$6,371
Trade names and other	3,985	(3,760)	225	3,985	(3,722)	263
Technology	20,153	(15,278)	4,875	20,153	(15,019)	5,134

Total amortizable intangible assets	$42,887	(31,737)	$11,150	$42,887	(31,119)	$11,768

Intangible assets are amortized over a period of two to ten years, which we believe to be the estimated useful lives of the individual assets.

Amortization of acquired technology, a component of other intangible assets, for the three months ended March 31, 2008 and 2007 was $259,000 and $471,000, respectively, and is included in cost of license revenue. No impairment charges were recorded during the three months ended March 31, 2008 or 2007. For each of the three month periods ended March 31, 2008 and 2007, amortization expense other than for acquired technology was $0.4 million and is included as amortization of intangible assets and depreciation in the condensed consolidated statements of operations.

We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ended December 31, 2008	$(1,763)
For the years ended December 31,
2009	(2,103)
2010	(1,750)
2011	(1,510)
2012	(1,270)
Thereafter	(2,755)

$(11,150)

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2008

(unaudited)

9. LINE OF CREDIT

On December 5, 2006, we entered into a working capital line of credit agreement with our principal bank, under which we may borrow up to $2.0 million. This credit facility is secured by 90-Day Certificates of Deposits. Borrowings under the line of credit bear interest at varying rates based on an independent index which is defined as the rate charged by the Lender on the underlying Certificates of Deposit plus a margin of 1.5%. The initial interest rate is established as 6.4% per annum. The line of credit has a stated maturity of December 1, 2008. There have been no borrowings, and there was no balance outstanding associated with this line of credit as of March 31, 2008 or as of December 31, 2007.

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2008

(unaudited)

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

As a result of the aforementioned discounted dividend feature, at the date of issuance of the Series A Preferred Stock, the Company recorded dividends payable of $15.2 million, which represents the present value of the three-year dividends. The present value adjustment of $1.3 million was amortized over three years as interest expense using the effective interest rate method. The amortization period ended during 2007, and for the three months ended March 31, 2007, approximately $33,000 was recorded as interest expense.

The carrying value of the Series A Preferred Stock was also reduced by $15.2 million, which represents the imputed discount on the Series A Preferred Stock and which is being accreted over three years using the effective interest rate method. The accretion period ended during 2007, and for the three months ended March 31, 2007, approximately $1.3 million was accreted and charged to accumulated deficit. If any Series A Preferred Stock shares are converted prior to the end of the three-year period, the related accretion will be accelerated. The Company determined that there was no beneficial conversion feature attributable to the Series A Preferred Stock.

The following table summarizes the Series A Preferred Stock activities (in thousands):

		As of March 31, 2008
Total issued		$100,000
Less: Issuance cost		(3,856)
Less: Unaccreted discount
Original present value of discount	(15,174)
2007 preferred stock accretion	2,854
2006 preferred stock accretion	5,059
2005 preferred stock accretion	4,796
2004 preferred stock accretion	2,465	—

Carrying value of preferred stock at March 31, 2008		$96,144

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2008

(unaudited)

11. RESTRICTED STOCK GRANTS

Our Company has issued from time to time, common stock as restricted share awards, with a zero exercise price, as provided for under the QuadraMed stock compensation plans and other contractual commitments. The grants are generally made to certain senior executives. The majority of the restrictions lapse over three to four years. During the three months ended March 31, 2008 and 2007, there was no common stock issued as a result of restricted stock grants.

We record the fair value of the restricted shares on the date they are granted as deferred compensation within the Stockholders’ Equity section of the condensed consolidated balance sheets. Deferred compensation has been combined with additional paid-in capital as a result of the adoption of SFAS No. 123(R). The fair value of the restricted share award is amortized as compensation expense over the period in which the restrictions lapse. Compensation expense associated with the grants of restricted stock totaled $94,000 and $96,000 for the three month periods ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, 580,000 restricted shares remained subject to forfeiture.

12. NET INCOME (LOSS) PER SHARE AND COMPREHENSIVE INCOME (LOSS)

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

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands):

	Three months ended March 31,
	2008	2007
Numerator—basic:
Net income (loss) attributable to common shareholders	$(1,066)	$1,316
Numerator—diluted:
Net income	309	2,624

Denominator:
Weighted average number of common shares outstanding:
Basic	44,680	43,540
Diluted	46,371	47,097
Income (loss) per common share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2008

(unaudited)

As QuadraMed recorded net income for the three months ended March 31, 2008 and 2007, the following common stock equivalent shares from the indicated equity instruments were considered in the calculation of diluted earnings per share. However, the impact of these instruments in the fully diluted earnings per share calculation was dilutive individually for options and warrants, but antidilutive for preferred stock components (in thousands):

	Three months ended March 31,
	2008	2007
Equity instruments:
Preferred stock	32,258	32,258
Warrants	1,022	2,063
Stock options	670	1,494

Total common stock equivalent shares	33,950	35,815

The components of QuadraMed’s comprehensive income (loss) include the unrealized gain (loss) on available-for-sale securities and foreign currency translation adjustment. The following table sets forth the computation of comprehensive income (loss) (in thousands):

	Three months ended March 31,
	2008	2007
Net income (loss) attributable to common shareholders	$(1,066)	$1,316
Unrealized gain	5	15
Foreign currency translation adjustment	(107)	(16)

Comprehensive income (loss)	$(1,168)	$1,315

13. STOCK-BASED COMPENSATION

Stock Incentive Plans

We have issued stock options and restricted stock under its 1996 Stock Incentive Plan (the “1996 Plan”), the 1999 Supplemental Stock Option Plan (the “1999 Plan”), and the 2004 Stock Compensation Plan (the “2004 Plan”), all of which were approved by stockholders. The 2004 Plan superseded the 1996 Plan, as amended, and the 1999 Plan, as amended, as of May 6, 2004, although stock options and restricted stock granted under the 1996 Plan and the 1999 Plan outstanding as of that date remain subject to the terms of those plans. Significant grants were made outside these plans pursuant to contracts with executives as an inducement to employment. Total non-plan stock options outstanding at March 31, 2008 were 1,325,000.

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2008

(unaudited)

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

The exercise price per share for an incentive stock option cannot be less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the fair market value on the date of grant. Option grants under the 1996 Plan generally expire 10 years from the date of grant and generally vest over a four-year period. Options granted under the 1996 Plan are exercisable subject to the vesting schedule. QuadraMed stockholders had authorized a total of 8,831,093 shares of common stock for grant under the 1996 Plan, of which 2,433,977 were outstanding at March 31, 2008. There were no shares available for grant under this plan at March 31, 2008.

1999 Supplemental Stock Option Plan

In 1999, the QuadraMed Board of Directors approved the 1999 Plan. The 1999 Plan permits non-statutory option grants to be made to employees, independent consultants and advisors who are not QuadraMed officers, directors or Section 16 insiders. The 1999 Plan is administered by the Board of Directors or its Compensation Committee and was scheduled to terminate in March 2009. The exercise price of all options granted under the 1999 Plan may not be less than 100% of fair market value on the date of the grant. Options vest on a schedule determined by the Board of Directors or the Compensation Committee with a maximum option term of 10 years. QuadraMed stockholders had authorized a total of 3,424,245 shares of common stock, for grant under the 1999 Plan, of which 941,329 were outstanding at March 31, 2008. There were no shares available for grant under this plan at March 31, 2008.

2004 Stock Compensation Plan

On April 1, 2004, the QuadraMed Board of Directors approved the 2004 Plan. QuadraMed stockholders ratified the adoption of the 2004 Plan on May 6, 2004 at the QuadraMed 2004 Annual Meeting of Stockholders. The 2004 Plan replaces the 1996 Plan and 1999 Plan with respect to the unissued shares of common stock that were remaining in the 1996 Plan and the 1999 Plan on the date the 2004 Plan was ratified. Awards previously granted under the 1996 Plan and 1999 Plan remain subject to the terms of those plans. The QuadraMed stockholders initially authorized 1,536,369 shares of common stock for grant under the 2004 Plan and increased the number of shares available to the 2004 Plan by 3,000,000 shares at the 2007 Annual Meeting of Stockholders on June 7, 2007. As a result, the QuadraMed stockholders authorized a total of 4,536,369 shares of common stock, for grant under the 2004 Plan, of which, 3,694,750 were outstanding at March 31, 2008. There were 782,268 shares available for grant under this plan at March 31, 2008.

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2008

(unaudited)

Grant Program, whereby non-employee Board members may elect to have all or any portion of their annual cash retainer fee applied to special stock option grants with a below-market exercise price. The 2004 Plan is administered by the Compensation Committee and terminates in May 2014.

Employee Stock Purchase Plan

Our 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) was adopted by the Board of Directors in January 2002. A total of 703,450 shares of common stock have been reserved for issuance under the 2002 Purchase Plan, pursuant to which eligible employees are able to contribute up to 10% of their compensation for the purchase of QuadraMed common stock at a purchase price of 85% of the lower of the fair market value of the shares on the first or last day of the six-month purchase period. Stock-based compensation expense relating to shares purchased on behalf of plan participants for the three months ended March 2008 and 2007 totaled $24,000 and $61,000, respectively.

Stock Options:

Stock options generally vest ratably over four years from the date of grant and terminate ten years from the date of grant. The exercise price of the options granted equaled or exceeded the market value of the common stock at the date of the grant. A summary of the stock option activity under all plans is as follows (in thousands except per share data):

	Number of Shares	Weighted Average Exercised Price
Options outstanding, January 1, 2008	8,688	$3.63
Granted	266	2.03
Exercised	(41)	2.00
Cancelled	(508)	7.63
Options outstanding, March 31, 2008	8,405	$2.91

Options exercisable, March 31, 2008	4,932	$3.06

Stock-based compensation expense relating to stock options for the three months ended March 31, 2008 and 2007 totaled $799,000 and $322,000, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at March 31, 2007 were 6.57 years and $0.5 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at March 31, 2008 were 4.88 years and $0.4 million, respectively. As of March 31, 2008, unrecognized compensation expense related to stock options totaled approximately $3.9 million, which will be recognized over a weighted average period of 1.35 years.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2008

(unaudited)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes Merton option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2008	2007
Expected dividend yield	—	—
Expected stock price volatility	48.77%	85.97%
Risk-free interest rate	2.48%	4.48%
Expected life of options	5.34 years	5.29 years

The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and has no present intention of doing so. The risk-free interest rate is based on U.S. treasury yield curve in effect at the time of the grant for a term equivalent to the expected life of the option. The expected life and expected volatility are based on historical experience. The Company uses an estimated forfeiture rate of 17.9% for calculating stock-based compensation expense related to stock options and this rate is based on historical experience.

Based on the above assumptions, the weighted average estimated fair value of options granted during the three month periods ended March 31, 2008 and 2007 was $1.09 and $2.25, respectively.

Restricted Share Awards:

The Company has issued, from time to time, common stock as restricted share awards, with a zero exercise price, as provided for under the QuadraMed stock compensation plans and other contractual commitments. The grants are generally made to certain senior executives. The majority of the restrictions lapse over three to four years. During the year ended December 31, 2005, we issued 650,000 shares of common stock as restricted stock; we issued no restricted stock subsequently through March 31, 2008. We record the fair value of the restricted shares on the date they are granted as deferred compensation within the Stockholders’ Equity section of the consolidated balance sheets. Deferred compensation has been combined with additional paid-in capital as a result of the adoption of SFAS No. 123(R). The fair value of the restricted share award is amortized as compensation expense over the period in which the restrictions lapse. As of March 31, 2008, we had 580,000 restricted share awards at a weighted average grant date fair value of $1.77 per share.

Stock-based compensation expense relating to restricted share grants for the three months ended March 31, 2008 and 2007 totaled $94,000 and $96,000, respectively.

14. MAJOR CUSTOMERS

For the three months ended March 31, 2008, two customers accounted for more than 10% of total revenue. The Veterans Health Administration facilities accounted for 19% of our total revenues and the County of Los Angeles (“LACO”) accounted for 11% of our total revenues. For the three months ended March 31, 2007, sales to Veterans Health Administration facilities accounted for 16% of our total revenues and LACO accounted for 14% of our total revenues.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2008

(unaudited)

15. INCOME TAXES

Our income tax expense totaled approximately $178,000 and $109,000 for the three months ended March 31, 2008 and 2007, respectively. These amounts represented effective income tax rates from continuing operations of approximately 37% and 4% for the three months ended March 31, 2008 and 2007, respectively. The significant change in our effective tax rate resulted from reducing the valuation allowance on most of our deferred tax assets in the year ending December 31, 2007, causing us to record an income tax expense on our income from continuing operations as reported in our statement of operations for the three months ended March 31, 2008. For the three months ended March 31, 2007, we only recorded income tax expense related to the tax amortization of goodwill.

We implemented the provisions of FASB Interpretation No. 48 on January 1, 2007. There has been no material change to the amount of unrecognized tax benefits reported as of March 31, 2008. We are maintaining our historical method of accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of its income tax expense.

As of January 1, 2008 open tax years in major jurisdictions date back to 1994 due to the taxing authorities’ ability to adjust operating loss and tax credit carryforwards. No changes in settled tax years have occurred through March 31, 2008. The Company does not anticipate a material change to its total amount of unrecognized tax benefits within the next 12 months.

16. LITIGATION AND OTHER MATTERS

We are subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our company’s financial position or results of operations.

17. SUBSEQUENT EVENT

On April 30, 2008, we completed the sale of substantially all of the assets of our wholly owned subsidiaries, QuadraMed International Pty Limited in Australia and QuadraMed International Limited in the United Kingdom for initial cash proceeds of $0.1 million and future earn-out payments over a three-year period based on a schedule of targeted revenue between $100,000 AUD and $200,000 AUD per year. We expect to record a loss on sale of business assets in the range of $0.8 million to $1.0 million in the second quarter of 2008. The products contained within these subsidiaries focused on standalone Lab and Radiology products installed in the United Kingdom, Australia and New Zealand. However, with the addition of QCPR last year through acquisition, which includes integrated Lab and Radiology, and our focus on the Care-Based Revenue Cycle and core products, these foreign-based products were considered redundant to our portfolio. We remain committed to our international clients with QCPR in Canada, the United Kingdom and Saudi Arabia.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement on Risks Associated With Forward-Looking Statements

You should read the following discussion in conjunction with our Condensed Consolidated Financial Statements and related notes. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The words “believe,” “expect,” “target,” “goal,” “project,” “anticipate,” “predict,” “intend,” “plan,” “estimate,” “may,” “will,” “should,” “could,” and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance, anticipated trends or growth in businesses, or other characterizations of future events or circumstances and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below and elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC from time to time.

Results of Operations (unaudited)

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Three months ended March 31,
	2008		2007
Revenue
Services	$5,567	16%	$3,528	12%
Maintenance	16,856	48%	13,924	47%
Installation and other	3,329	9%	2,558	9%

Services and other revenue	25,752	73%	20,010	68%
Term Licences	7,767	22%	6,397	22%
Perpetual Licenses	1,631	5%	2,278	8%

Licence revenue	9,398	27%	8,675	30%
Hardware revenue	141	0%	521	2%

Total revenue	35,291	100%	29,206	100%

Cost of revenue
Cost of services and other revenue	11,334	44%	7,027	35%
Royalties and other	3,817	41%	2,979	34%
Amortization of acquired technology and capitalized software	259	3%	471	5%

Cost of license revenue	4,076	44%	3,450	39%
Cost of hardware revenue	136	96%	492	94%

Total cost of revenue	15,546	44%	10,969	38%

Gross margin	19,745	56%	18,237	62%

Operating expenses
General and administration	5,114	14%	3,873	13%
Software development	8,493	24%	7,412	25%
Sales and marketing	4,960	14%	3,896	13%
Amortization of intangible assets and depreciation	827	2%	923	3%

Total operating expenses	$19,394	54%	$16,104	54%

Income (loss) from operations	$351		$2,133

Financial Statement Overview

The Company has experienced a number of changes which affect the comparability of the quarter-to-quarter financial results. These changes include the acquisition of the CPR Business in 2007, which results in a significant revenue variance and additional headcount-related costs within our Cost of Services and Software Development expense categories in 2008 compared to 2007. In addition, we began a strategic initiative during February 2008 to increase overall product development capacity and to further accelerate delivery of our “Care-based Revenue Cycle” product strategy to the healthcare market through a partnering arrangement with Tata Consultancy Services. Concurrent with this partnering arrangement, we reduced our workforce by 69 employees and incurred severance costs of $0.7 million during 2008. These efforts are expected to result in more efficient operations over the long-term. We believe that these changes make our operating results for the first quarter of 2008 incomparable with the first quarter of 2007.

Net income for the first quarter of 2008 was $0.3 million compared to $2.6 million for the same period in 2007. This unfavorable variance is primarily the result of $6.1 million of higher revenue in 2008 than the same period in 2007 driven by $5.8 million of revenue from the QCPR product line and $2.1 million related to the 2007 Veterans Health Administration contract for the remaining training services. Cost of revenue for the three months ended March 31, 2008 was $4.6 million higher than the same three month period in 2007 primarily due to higher personnel costs resulting from the CPR Business acquisition and increased third-party contract costs associated with the increase in revenue. Operating expenses increased by $3.3 million principally due to increased headcount from the CPR Business acquisition and associated personnel-related costs, severance costs, increased commissions and higher professional fees. In addition, interest income was lower in 2008 as a result of lower cash and short-term investment balances following the September 2007 purchase of the CPR Business for $33.0 million in cash.

As of March 31, 2008, we had $22.1 million in cash and investments, compared to $17.5 million as of December 31, 2007. The increase in cash and investments was attributable primarily to a $13.7 million payment from the Veterans Health Administration for the remaining fiscal year 2008 term license, offset by royalty payments to our subcontractors and $2.5 million related to the stock repurchase program.

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

Total revenue. Total revenue for the three months ended March 31, 2008 was $35.3 million compared to $29.2 million for the three months ended March 31, 2007. The overall increase between periods was due primarily to the acquisition of the CPR Business in September 2007 and increases in revenue from our government services. The net increase of $6.1 million consisted of a $2.1 million increase in services revenue, a $3.0 million increase in maintenance revenue, a $0.7 million increase in installation and other revenue and a $0.7 million increase in license revenue, all partially offset by a $0.4 million decrease in hardware revenue.

Services and other revenue. Services and other revenue consists of professional services, such as implementation and installation services, training, maintenance (which consists of technical support and product upgrades), reimbursable expenses and other services revenue. Professional services are typically provided over a period of three to nine months for the Health Information Management Suite and two to three years for Patient Revenue Management products. These services are provided subsequent to the signing of a software license agreement and are integral to the delivery of our software license revenues. Our maintenance revenue depends on both new licenses of our software products and renewals of maintenance agreements by our existing customer base.

Services revenue for the three months ended March 31, 2008 was $5.6 million or 16% of total revenue, compared to $3.5 million or 12% of total revenue for the three months ended March 31, 2007. The net increase of $2.1 million was principally due to an increase of $2.0 million attributable to the consulting services related to the CPR products acquired in an asset purchase at the end of the third quarter of 2007 and an increase of $0.5 million for the Patient Revenue Management products related to increased supplemental services completed in the first quarter of 2008 compared to the corresponding period last year. An additional $0.3 million was attributable to a support visit service completed for a Health Information Management Suite customer and the completion of a workflow analysis project for the Veterans Health Administration. These increases were partially offset by a $0.7 million decrease in the Smart Identity Management products, which was attributable to decreased clean-up services provided to one significant customer during the three months ended March 31, 2008.

Maintenance revenue for the three months ended March 31, 2008 was $16.9 million, compared to $13.9 million for the three months ended March 31, 2007. Maintenance revenue as a percentage of total revenue was 48% and 47% for the three month periods ended March 31, 2008 and 2007, respectively. Approximately $2.8 million of the increase was attributable to the CPR products purchased in the third quarter of 2007. Maintenance revenue for most of our products increased slightly due to contractually-based increases. However, maintenance revenue for the Health Information Management Suite decreased in the current quarter due to the nCoder product being sunset at the end of 2007.

Installation and other services revenue increased to $3.3 million, or 9% of total revenue, during the three months ended March 31, 2008 from $2.6 million, or 9% of total revenue, during the three months ended March 31, 2007. The net increase of $0.7 million was the result of a $0.7 million increase for the government solutions products and a $0.3 million increase for the CPR products, which were partially offset by a $0.3 million decrease in the Patient Revenue Management products. The increase in the installation and other revenue for government solutions products was principally due to the completion of training services at various Veterans Administration sites. Installation and other revenue for Patient Revenue Management products decreased due to a lower number of hours worked on contracts that were being recognized on the percentage of completion (“POC”) method in the three months ended March 31, 2008. Installation revenue related to the Health Information Management Suite term licenses is recognized ratably over the license term. Installation and other revenue for Health Information Management Suite perpetual licenses, QES and government solutions products are typically recognized upon completion of implementation. The installation and other revenue for our other products, including Patient Revenue Management and CPR products, is recognized on a contract basis of accounting.

Licenses. License revenue consists of fees and licenses for our owned, proprietary software, as well as third-party owned software that we bundle into our suite of products. Overall, license revenue increased $0.7 million, or 8%, to $9.4 million in the three months ended March 31, 2008 from $8.7 million in the three months ended March 31, 2007.

Term license revenue increased 22%, or $1.4 million, to $7.8 million in the first quarter of 2008 from $6.4 million in the same quarter last year. Term license revenue for government solutions products increased by approximately $1.3 million to $4.6 million in the quarter ended March 31, 2008 from $3.3 million in the quarter ended March 31, 2007; this was primarily due to the installation of our VIP software at the 147 Veterans Administration sites during 2007.

Perpetual license revenue decreased 30%, or $0.7 million, to $1.6 million in the first quarter of 2008 from $2.3 million in the same quarter last year. The net decrease of $0.7 million was the result of a $0.8 million decrease for the Patient Revenue Management products, offset by a $0.1 million increase for the CPR products. License revenue for the Patient Revenue Management products decreased in the first quarter of 2008 mainly due to decreased number of significant projects completed in the first quarter of 2008 compared to the corresponding quarter last year as well as decreased POC hours coded in the first quarter of 2008. In the three months ended March 31, 2008, more hours or effort were spent on service projects as evidenced by an increase in services revenue for the Patient Revenue Management products.

Hardware. Hardware revenue consists of the sale of third-party hardware purchased specifically for use by our customers. Hardware revenue was $0.1 million during the three months ended March 31, 2008, compared to $0.5 million during the three months ended March 31, 2007. The decrease in the hardware revenue was the result of the completion of two hardware projects for two significant Patient Revenue Management customers in the three months ended March 31, 2007 for which there were no similar contracts completed in the first quarter of 2008.

Deferred Revenue

The following table is a summary roll forward schedule of deferred revenue (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Deferred revenue, beginning balance	$36,111	$46,347
Add: revenue deferred	58,132	38,013
Less: deferred revenue recognized	(33,369)	(29,189)

Deferred revenue, ending balance	$60,874	$55,171

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

Deferred revenue tends to be greater in the first quarter due to the issuance of annual maintenance invoices. Deferred revenue also tends to be higher in the fourth quarter compared to the second and third quarters primarily due to the issuance of invoices related to our government business; the annual license term for the Company’s Veterans Health Administration contract begins on October 1 of each year.

The majority of the Company’s revenue flows through the deferred revenue accounts and is attributable to favorable payment terms such as execution payments and achievement of billing milestones prior to meeting all revenue recognition criteria.

The deferred revenue balance increased approximately $24.8 million to $60.9 million at March 31, 2008 when compared to $36.1 million at December 31, 2007. The March 31, 2008 balance was comprised of $27.8 million in license revenue, $26.8 million in maintenance revenue and $6.3 million in services and other revenue. The balance as of December 31, 2007 was comprised of $11.9 million in license revenue, $18.5 million in maintenance revenue and $5.7 million in services and other revenue. The increase in the deferred revenue balance during the first quarter of 2008 compared to December 31, 2007 was principally attributable to an increase in the deferred revenue related to Veterans Health Administration contracts and annual maintenance billing in the first quarter of 2008. The deferred revenue balance as of March 31, 2008 includes $10.2 million for Veterans Health Administration contracts compared to only $1.0 million included as of December 31, 2007; this increase is due primarily to the fact that the $13.7 million license fee remaining under the term license was billed at the end of January 2008. In addition, annual maintenance billings for other customers totaling approximately $14.5 million were also billed during the first quarter of 2008. These changes were minimally affected by the net activity for the deferred revenues acquired for CPR products.

The deferred revenue balance increased approximately $5.7 million to $60.9 million at March 31, 2008 when compared to $55.2 million at March 31, 2007. The March 31, 2007 balance was comprised of $17.5 million in license revenue, $27.1 million in maintenance revenue and $10.6 million in services and other revenue. The increase in the deferred revenue balance during the first quarter of 2008 compared to the corresponding period last year was principally attributable to the aforementioned increase in the deferred revenue related to Veterans Health Administration contracts and as well as a larger number of contracts the Company was able to invoice in accordance with billing milestones, in advance of revenue recognition. These increases were partially offset by a $3.8 million decrease related to the hardware sale to a single customer in the second quarter of 2007. The deferred revenue balance as of March 31, 2007 includes $6.3 million for Veterans Health Administration contracts.

Cost of Revenue

Cost of services and other. Cost of services and other consists of salaries and related expenses associated with services performed for customer support, installation, maintenance and consulting services. Cost of services and other for the three months ended March 31, 2008 was $11.3 million, compared to $7.0 million in the corresponding period in 2007. As a percentage of services and other revenue, cost of services and other was 44% and 35% for the three months ended March 31, 2008 and 2007, respectively. The net $4.3 million increase was primarily attributable to increases in personnel costs resulting from the addition of approximately 78 employees in the fourth quarter of 2007 in connection with the CPR acquisition as well as contract related expenses for temporary staff and maintenance costs for third-party applications associated with higher maintenance revenue in 2008.

Cost of licenses. Cost of licenses consists primarily of the cost of third-party software, royalties and amortization of capitalized software and acquired technology. A significant percentage of our total cost of revenue is attributable to royalties and licenses relating to third party software embedded within our software applications. Generally, third-party royalty fees fluctuate based on revenue, or the number of customers or licensed users, and therefore may fluctuate on a quarter-to-quarter basis. Cost of licenses for the three months ended March 31, 2008 was $4.1 million, compared to $3.5 million for the three months ended March 31, 2007. Most of this increase corresponds to the increase in government revenues particularly and VIP compliance suite migration. As a percentage of license revenue, cost of licenses was 44% and 39% for the three months ended March 31, 2008 and 2007, respectively.

Cost of hardware. Cost of hardware consists of third-party hardware and installation costs, primarily related to Patient Care and Revenue Management contracts. Cost of hardware for the three months ended March 31, 2008 was $0.1 million, compared to $0.5 million for the three months ended March 31, 2007. Cost of hardware was higher in 2007 due to the completion of a milestone contract with one of our major customers. As a percentage of hardware revenue, cost of hardware was 96% and 94% for the three months ended March 31, 2008 and 2007, respectively. The decline in cost of hardware revenue for 2008 is consistent with our decline in 2008 hardware revenue.

Gross Margin

Overall, gross margin declined to 56% for the three month period ended March 31, 2008 from 62% for the same period in 2007. Gross margin on services and other revenue decreased by 9% for the three months ended March 31, 2008 to 56% as compared to 65% for the three months ended March 31, 2007. This decline is due primarily to the previously discussed increase in personnel-related costs resulting from the CPR Business acquisition. Gross margin on license revenue decreased by 3% from 60% in the three months ended March 31, 2007 to 57% during the three months ended March 31, 2008 due primarily to the increase in government revenues as a percentage of total license revenue.

Operating Expenses

General and administration. General and administration expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administration expense increased to $5.1 million for the three months ended March 31, 2008, compared to $3.9 million for the three months ended March 31, 2007. As a percentage of total revenue, general and administration expense was 14% and 13% for the three month period ended March 31, 2008 and 2007, respectively. The $1.2 million increase is partially attributable to overall higher salary and wage costs, some of which are a result of the CPR Business acquisition in late September 2007 and overall higher legal costs and increased accounting fees.

Software development. Software development expense includes costs associated with the development of new products for which technological feasibility has not been achieved, enhancements of existing products, maintenance and quality assurance activities, and is primarily comprised of compensation and benefits costs. Software development costs during the three months ended March 31, 2008 were $8.5 million compared to $7.4 million during the three months ended March 31, 2007. As a percentage of total revenue, software development costs were 24% and 25% for the three month period ended March 31, 2008 and 2007, respectively. The net increase of $1.1 million was primarily attributable to higher salary and wage expenses due to the CPR acquisition, which were partially offset by the strategic initiative to increase overall product development capacity and to further accelerate delivery of our “Care-based Revenue Cycle” product strategy to the healthcare market through a partnering arrangement with Tata Consultancy Services. This refocusing of resources resulted in the elimination of 69 internal development positions in February 2008, for which we recorded $0.4 million of severance costs during the first quarter of 2008.

Sales and marketing. Sales and marketing expense includes costs associated with our sales and marketing personnel and consists primarily of compensation and benefits, commissions, bonuses, and promotional and advertising expenses. Sales and marketing expense increased $1.1 million for the three months ended March 31, 2008 to $5.0 million, from $3.9 million for the three months ended March 31, 2007. As a percentage of total revenue, sales and marketing expenses were 14% and 13%, respectively. The net increase was primarily attributable to the addition of eight personnel and $0.4 million higher commissions related to the increase in bookings quarter over quarter.

Amortization of intangible assets and depreciation. Amortization of intangible assets and depreciation expense decreased to $0.8 million for the three months ended March 31, 2008 from $0.9 million for the three months ended March 31, 2007. The net decrease was principally the result of the expiration of the amortization periods associated with intangibles from 2004 acquisitions, which is offset by amortization for trade names and customer lists associated with the CPR Business acquisition in September 2007.

Other Income (Expense)

Other income (expense), net. Net other income was $0.1 million during the three months ended March 31, 2008, compared to net other income of $0.6 million in the corresponding quarter of 2007. The decrease was primarily due to lower interest income earned on our investment portfolios subsequent to the CPR acquisition in September 2007. The majority of interest expense for both periods was the result of non-cash charges.

Income Taxes

Income taxes. The provision for income taxes during the three months ended March 31, 2008 was $0.2 million compared to $0.1 million for the same period in 2007.

Liquidity and Capital Resources

Balance Sheet

As of March 31, 2008, we had $22.1 million in cash and investments, compared to $17.5 million as of December 31, 2007. The increase in cash and investments was attributable to the collection efforts associated with our annual maintenance invoicing, the $13.7 million payment from the Veterans Health Administration for the remaining fiscal year 2008 term license, offset by royalty payments to our subcontractors and the $0.8 million reduction of our State of New Jersey letter of credit held for contract performance, offset by the payment of annual employee bonuses under the incentive compensation program. As of March 31, 2008, our working capital was $2.0 million compared to $5.6 million as of December 31, 2007. We do not have any bank borrowing outstanding at March 31, 2008. We believe that we have sufficient liquidity to meet our short-term cash requirements.

Short-term investments decreased by $6.3 million to $2.9 million as of March 31, 2008 from $9.2 million as of December 31, 2007. This decrease is primarily attributable to the conversion of investments to cash upon their maturity to fund $2.5 million of stock repurchases, reinvest in cash equivalents to fund operating needs, and the reclassification of $2.2 million of auction rate securities to long-term classification due to failed auctions in the first quarter of 2008.

Accounts receivable increased by $2.8 million to $28.9 million as of March 31, 2008 from $26.1 million as of December 31, 2007, on a net basis. Accounts receivable increased mainly due to the timing of annual maintenance billings, partially offset by strong cash collections during the first quarter of 2008. QuadraMed maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of QuadraMed customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowance might be required. Approximately $0.1 million of accounts receivable were written off during the three months ended March 31, 2008 and bad debt expense was $0.1 million. Our days sales outstanding (“DSO”) was 74 at March 31, 2008 compared to our reported DSO of 69 at December 31, 2007 due to the timing of milestone billings at quarter end.

Unbilled receivables increased by $3.9 million to $9.1 million as of March 31, 2008 from $5.2 million as of December 31, 2007. The increase was principally due to the acquired CPR products whose billing is typically date driven while revenue is recognized on a contract basis of accounting. The increase was also related to contracts for international customers signed during the three months ended March 31, 2008 that did not require advance billing.

Prepaid expenses and other current assets increased by approximately $4.1 million from December 31, 2007 to $9.5 million at March 31, 2008 due to an increase of $3.3 million in prepaid government royalties related to the Veterans Health Administration fiscal year 2008 term and a $0.8 million increase in prepaid maintenance contracts.

Restricted cash decreased by $0.4 million to $1.9 million at March 31, 2008 as compared to $2.4 million at December 31, 2007. This decrease was primarily due to a reduction in the amount required for the State of New Jersey letter of credit.

Long-term investments increased by $2.2 million at March 31, 2008 as compared to $1.2 million at December 31, 2007. This increase resulted from the $2.2 million reclassification of our auction rate preferred investments from short-term classification to long-term classification as a result of failed auctions experienced during the quarter.

Accrued payroll and related expenses decreased by $4.7 million to $4.9 million at March 31, 2008 from $9.6 million at December 31, 2007, primarily due to payments of annual employee bonuses under our incentive compensation program during March 2008.

Other accrued liabilities decreased by $2.6 million to $4.9 million at March 31, 2008 as compared to $7.5 million at December 31, 2007. This decrease was primarily due to the $2.0 million reduction in accrued government royalties related to the Veterans Health Administration fiscal year 2008 term license, a $0.8 million reduction in non-government accrued royalties related to our HIM product suite, and the $0.4 million reduction in accrued commissions, offset by $0.4 million for income taxes.

The deferred revenue balance increased approximately $24.8 million to $60.9 million at March 31, 2008 when compared to $36.1 million at December 31, 2007. The March 31, 2008 balance was comprised of $27.8 million in license revenue, $26.8 million in maintenance revenue, and $6.3 million in services and other revenue. The balance as of December 31, 2007 was comprised of $11.9 million in license revenue, $18.5 million in maintenance revenue, and $5.7 million in services and other revenue. The increase in the deferred revenue balance at March 31, 2008 compared to December 31, 2007 was principally attributable to an increase in the deferred revenue related to Veterans Health Administration contracts and annual maintenance billing in the first quarter of 2008. The deferred revenue balance as of March 31, 2008 includes $10.2 million for Veterans Health Administration contracts compared to only $1.0 million included as of December 31, 2007; this increase is due primarily to the fact that the $13.7 million license fee remaining under the term license was billed at the end of January 2008. In addition, annual maintenance billings for other customers totaling approximately $14.5 million were also billed during the first quarter of 2008. These changes were minimally affected by the net activity for the deferred revenues acquired for CPR products.

Cash Flows

The Company’s condensed consolidated statement of cash flows is summarized below (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Cash provided by operating activities	$7,879	$8,883
Cash provided by (used in) investing activities	4,558	(12,511)
Cash used in financing activities	(3,760)	(469)
Net increase (decrease) in cash	$8,677	$(4,097)

Cash provided by operating activities is primarily driven by our net income, the timing of receipt of customer payments, and the timing of our payments to third party vendors and employees. On an ongoing basis, we expect cash provided from operating activities will continue to be our primary source of funding to finance our operating needs. During the three months ended March 31, 2008, $7.9 million was provided by operating activities, as compared to the same period in 2007, where $8.9 million was provided by operating activities. Net income of $0.3 million was increased by non-cash charges totaling $2.1 million, including depreciation and amortization of $1.1 million, bad debt expense of $0.1 million, and $0.8 million of stock-based compensation expense. An increase in prepaid expenses of $4.4 million, an increase in accounts receivable of $6.8 million, and a decrease in accounts payable of $8.1 million used cash from operating activities. Prepaid expenses and other current assets increased by approximately $4.1 million due to an increase of $3.3 million in prepaid government royalties related to the Veterans Health Administration fiscal year 2008 term and a $0.8 million increase in prepaid maintenance contracts. Accounts receivable increased by $2.8 million mainly due to the timing of annual maintenance billings, partially offset by strong cash collections during the first quarter of 2008. Accounts payable decreased by $4.7 million primarily due to payments of annual employee bonuses under our incentive compensation program during March 2008. These uses of cash were offset by an increase in deferred revenue of $24.8 million resulting in a net increase in cash from operating activities of $7.9 million for the quarter. The increase in the deferred revenue balance during the first quarter of 2008 was principally attributable to the fact that the $13.7 million license fee remaining under the term license with the Veterans Health Administration was billed at the end of January 2008. In addition, annual maintenance billings for other customers totaling approximately $14.5 million were also billed during the current quarter.

During the three months ended March 31, 2007, the $8.9 million of cash flow provided by operating activities, resulted primarily from a net loss of $1.3 million, offset by $2.0 million of non-cash charges including $1.4 million of depreciation and amortization, $0.2 million of bad debt expense and $0.4 million of stock-based compensation expense. A decrease in accounts receivable provided $0.2 million of cash from operating activities primarily due to annual maintenance billings to our customers in the first quarter of 2007. Decreases in accounts payable and accrued liabilities during the first quarter of 2007 in the amount of $4.7 million further reduced operating cash. These reductions were offset by an $8.8 million increase in deferred revenues.

Cash flows from investing activities provided $4.6 million during the three months ended March 31, 2008. This resulted primarily from the sale of available-for-sale securities to fund the stock repurchase program during 2008, the reduction in our letter of credit value for the State of New Jersey contract performance, offset by purchases of available-for-sale securities. For the three months ended March 31, 2007, investing activities used $12.5 million, primarily due to the investment of our excess cash.

Financing activities used cash of $3.8 million for the three months ended March 31, 2008, primarily due to the payment of $1.4 million for dividends on the Series A Preferred Stock and $2.5 million of cash used to fund the stock repurchase program during the quarter. For the three months ended March 31, 2007, financing activities used cash of $0.5 million primarily due to the payment of $1.5 million for dividends on the Series A Preferred Stock, offset by $1.0 million provided from the issuance of common stock under the employee stock purchase plan and the issuance of common stock upon the exercise of employee stock options.

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of March 31, 2008 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Accrued dividends	$1,375	$1,375	$—	$—	$—
Operating leases (1)	13,945	4,766	8,683	496	—

Total contractual obligations	$15,320	$6,141	$8,683	$496	$—

Other Commercial Commitments
Term deposit for bank guarantee	$80	$80	$—	$—	$—
Standby letters of credit (2)	1,590	1,000	224	366	—

Total commercial commitments	$1,670	$1,080	$224	$366	$—

(1)	In 2006, the Company subleased 33% of the San Rafael, California facility and 100% of the San Marcos, California facility. In the schedule above, the sublease income has been deducted from the future minimum rentals required under each master lease.
(2)	The less than 1 year amount of $1.6 million includes a $0.2 million letter of credit in favor of the State of New Jersey under its contract and a $1.0 million letter of credit in favor of another customer under its contract. The remainder represents security deposits for leased facilities.

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

The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2008 (in thousands, except average interest rates):

		Aggregate Fair Value
Cash and cash equivalents:
Cash (1)		$12,253
Money Market funds		3,543

Total cash and cash equivalents		$15,796

Short-term investments:
Certificates of Deposit		$2,530
Debt issued by the US government		380

Total short-term investments		$2,910

Investments:
Auction rate securities		$2,200
Debt securities issued by the US governement		1,172

Total long-term investments		$3,372

	Aggregate Fair Value	Weighted Average Interest Rate
Summary:
Cash	$12,253	2.67%
Money Markets	3,543	3.10%
Certificates of Deposit	2,530	2.61%
Auction rate securities	2,200	4.01%
Debt issued by US government	1,552	3.79%

	$22,078

(1)	Excluded from the fair value of the principal amounts of cash is $1.6 million, which is restricted cash that is held in escrow for rental properties, and meeting customer performance expectations.

Performance of Equity Markets

The performance of the equity markets can have an effect on our operations as certain of our variable life insurance policies have premiums invested in equity securities.

Foreign Currency Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. Changes in foreign exchange rates did not materially impact our results of operations. For the three months ended March 31, 2008, less than 5% of total revenue was denominated in currencies other than the U. S. dollar and approximately 3% of our total direct and operating costs were incurred in currencies other than the U. S. dollar.

Item 4.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board of Directors. As of March 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The Company believes there have been no material changes to risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 14, 2008 (the “2007 Form 10-K”). You should carefully consider such risk factors as presented in the 2007 Form 10-K and other information set forth in this Quarterly Report on Form 10-Q, including our financial statements and the related notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1—January 31, 2008	511,900	$1.94	662,500	$3,703,867

February 1—February 29, 2008	325,300	$2.01	987,800	$3,041,144

March 1—March 31, 2008	420,600	$1.96	1,408,400	$2,203,095

Total (2)	1,257,800	$1.97	1,408,400	$2,203,095

(1)	On December 17, 2007, we announced that our Board of Directors authorized a program to repurchase, with available cash, up to $5.0 million of the Company’s common stock. The repurchase program is now expected to remain in effect for up to six months from the date of announcement. The repurchase program has been structured to comply with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934. We have repurchased the common stock through registered broker-dealers in open market purchase transactions and plan to hold any shares repurchased as treasury shares. As of March 31, 2008, we repurchased 1,408,400 shares at a cost of $2.8 million.
(2)	As of May 1, 2008, we repurchased 1,711,350 shares at a cost of $3.4 million.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRAMED CORPORATION

Date: May 8, 2008	By:	/s/ KEITH B. HAGEN
Keith B. Hagen Chief Executive Officer

Date: May 8, 2008	By:	/s/ DAVID L. PIAZZA
David L. Piazza Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1**	2008 QuadraMed Corporation Incentive Compensation Plan.

10.2**	QuadraMed Corporation Executive Long-Term Bonus Plan.

31.1**	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith