Form 10-Q
period 2008-06-30
QUADRAMED CORP
filed 2008-08-08
CIK 1018833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

As of August 6, 2008, there were 8,929,570 shares of the Registrant’s common stock outstanding, par value $0.01.

QUADRAMED CORPORATION

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$14,603	$7,119
Short-term investments	3,892	9,169
Accounts receivable, net of allowance for doubtful accounts of $1,393 and $1,449, respectively	23,985	26,088
Unbilled receivables	5,674	5,183
Deferred contract expenses	5,723	6,060
Prepaid expenses and other current assets, net of allowance of $919 and $1,229, respectively	8,029	5,367
Deferred tax asset, net of valuation allowance	7,377	7,376

Total current assets	69,283	66,362
Restricted cash	1,729	2,389
Long-term investments	4,659	1,197
Property and equipment, net of accumulated depreciation and amortization of $22,951, and $22,855, respectively	3,464	3,778
Goodwill	34,346	33,942
Other amortizable intangible assets, net of accumulated amortization of $28,522 and $31,119, respectively	10,355	11,768
Other long-term assets	3,212	3,182
Deferred tax asset, net of valuation allowance	49,740	49,758

Total assets	$176,788	$172,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,428	$4,910
Accrued payroll and related benefits	5,477	9,602
Accrued exit cost of facility closing	857	1,178
Other accrued liabilities	5,244	7,537
Dividends payable	1,375	1,375
Deferred revenue	50,920	36,111

Total current liabilities	68,301	60,713
Accrued exit cost of facility closing	451	888
Other long-term liabilities	2,195	2,722

Total liabilities	70,947	64,323

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.01 par, 5,000 shares authorized, 4,000 shares issued and outstanding, respectively	96,144	96,144
Common stock, $0.01 par, 30,000 shares authorized; 9,406 and 9,178 shares issued and 8,909 and 9,057 outstanding, respectively	98	459
Shares held in treasury, 497 and 121, respectively	(4,020)	(292)
Additional paid-in-capital	312,898	310,557
Accumulated other comprehensive gain (loss)	104	(80)
Accumulated deficit	(299,383)	(298,735)

Total stockholders’ equity	105,841	108,053

Total liabilities and stockholders’ equity	$176,788	$172,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended, June 30,		Six months ended, June 30,
	2008	2007	2008	2007
Revenue
Services	$5,605	$5,011	$11,172	$8,539
Maintenance	16,673	14,234	33,529	28,159
Installation and other	3,132	2,684	6,461	5,242

Services and other revenue	25,410	21,929	51,162	41,940
Term licences	7,785	7,211	15,552	13,608
Perpetual licenses	4,502	2,304	6,133	4,581

License revenue	12,287	9,515	21,685	18,189
Hardware	289	2,918	430	3,439

Total revenue	37,986	34,362	73,277	63,568

Cost of revenue
Cost of services and other revenue	11,503	8,685	22,837	15,712
Royalties and other	3,877	4,057	7,694	7,036
Amortization of acquired technology and capitalized software	252	354	511	825

Cost of license revenue	4,129	4,411	8,205	7,861
Cost of hardware revenue	128	2,895	264	3,387

Total cost of revenue	15,760	15,991	31,306	26,960

Gross margin	22,226	18,371	41,971	36,608

Operating expenses
General and administration	4,766	4,579	9,880	8,452
Software development	8,541	7,662	17,034	15,074
Sales and marketing	4,177	3,913	9,137	7,809
Loss on sale of assets	1,115	—	1,115	—
Amortization of intangible assets and depreciation	812	875	1,639	1,798

Total operating expenses	19,411	17,029	38,805	33,133

Income from operations	2,815	1,342	3,166	3,475

Other income (expense)
Interest expense, includes non-cash charges of $20, $33 and $36, $84	(42)	(33)	(73)	(83)
Interest income	158	644	324	1,217
Other income, net	7	409	8	486

Other income, net	123	1,020	259	1,620

Income from operations before income taxes	$2,938	$2,362	$3,425	$5,095
Provision for income taxes	(1,151)	(162)	(1,329)	(271)

Net Income	1,787	2,200	2,096	4,824
Preferred stock accretion, dividend premium, and dividends declared	(1,375)	(1,325)	(2,750)	(2,633)

Net income (loss) attributable to common shareholders	$412	$875	$(654)	$2,191

Income (loss) per share
Basic	$0.05	$0.10	$(0.07)	$0.25
Diluted	$0.04	$0.09	$(0.07)	$0.23
Weighted average shares outstanding
Basic	8,790	8,733	8,928	8,747

Diluted	9,460	9,453	8,928	9,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cash flows from operating activities
Net income	$1,787	$2,200	$2,096	$4,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,065	1,230	2,151	2,624
Deferred compensation amortization	94	96	188	192
Stock-based compensation	841	356	1,640	739
Provision for bad debts	—	25	130	181
Loss on sale of assets	1,115	—	1,115	—
Other, net	(9)	(10)	(4)	5
Changes in operating assets and liabilities:
Accounts receivable	6,620	2,797	(177)	3,148
Prepaid expenses and other receivables	2,017	3,465	(2,364)	3,173
Accounts payable and accrued liabilities	(57)	82	(8,054)	(4,586)
Deferred revenue	(9,376)	(5,350)	15,387	3,474

Cash provided by operating activities	4,097	4,891	12,108	13,774
Cash flows from investing activities
Decrease (increase) in restricted cash	218	(148)	660	(94)
Purchases of available-for-sale securities	(3,209)	(16,107)	(4,031)	(33,466)
Proceeds from sale of available-for-sale securities	895	15,624	5,860	20,645
Payment of acquisition costs, net	22	—	(46)	—
Purchases of property and equipment	(753)	(313)	(844)	(540)
Proceeds from sale of assets	106	—	106	—

Cash (used in) provided by investing activities	(2,721)	(944)	1,705	(13,455)
Cash flows from financing activities
Payment of preferred stock dividends	(1,375)	(1,375)	(2,750)	(2,878)
Proceeds from issuance of common stock and other	24	401	149	1,435
Repurchase of common stock	(1,218)	—	(3,728)	—

Cash used in financing activities	(2,569)	(974)	(6,329)	(1,443)
Net (decrease) increase in cash and cash equivalents	(1,193)	2,973	7,484	(1,124)
Cash and cash equivalents, beginning of period	15,796	28,499	7,119	32,596

Cash and cash equivalents, end of period	$14,603	$31,472	$14,603	$31,472

Supplemental disclosure of cash flow information
Cash paid for taxes	313	134	562	383

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2008

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

Using our end-to-end solutions to optimize the patient experience and leverage quality of care into payment, our clients seek to receive the proper reimbursement, in the shortest time, at the lowest administrative cost. Our products are designed to eliminate paper, improve processes, improve efficiencies and decrease error through the efficient management of patient clinical and financial records, resulting in better patient safety. Healthcare organizations of varying size—from small single entity hospitals to large multi-facility care delivery organizations, acute care hospitals, specialty hospitals, the Department of Veterans Affairs facilities and associated/affiliated businesses such as outpatient clinics, long-term care facilities, and rehabilitation hospitals—can gain value from our solutions.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. We suggest that you read these interim financial statements in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 14, 2008. In the opinion of management, the condensed consolidated financial statements for the periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the entire year ending December 31, 2008.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2008

(unaudited)

Principles of Consolidation and Basis of Presentation

These condensed consolidated financial statements, which include the accounts of QuadraMed and all significant business divisions and wholly owned subsidiaries, have been prepared in conformity with GAAP and the rules and regulations of the SEC. All significant intercompany accounts and transactions between QuadraMed and its subsidiaries are eliminated in consolidation.

Share and per share data (except par value) presented for all periods reflect the effect of a one-for-five reverse stock split effective on June 13, 2008, as discussed in Note 13—Reverse Stock Split. In addition, the number of shares of common stock issuable upon conversion of the Series A Preferred Stock, the exercise of outstanding stock options and the vesting of other stock awards, as well as the number of shares of common stock reserved for issuance under our various employee benefit plans, were proportionately decreased in accordance with the terms of those respective agreements and plans.

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

FOR THE QUARTER ENDED JUNE 30, 2008

(unaudited)

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2008

(unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents are comprised principally of money market instruments and demand deposits with financial institutions. These instruments carry insignificant interest rate risk.

Investments

We consider our holdings of short-term and long-term securities, consisting primarily of fixed income securities to be available-for-sale securities. The difference between cost or amortized cost (cost adjusted for amortization of premiums and accretion of discounts that are recognized as adjustments to interest income) and fair value, representing unrealized holdings gains or losses, net of the related tax effect, if any, is recorded, until realized, as a separate component of stockholders’ equity. Gains and losses on the sale of debt securities are determined on a specific identification basis. Realized gains and losses are included in other income (expense) in the accompanying Consolidated Statements of Operations. The Company’s long-term investments include $1.9 million of auction rate securities. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 28 days. Since February 2008, auctions have failed for our holdings because sell orders have exceeded buy orders.

The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, or a buyer is found outside of the auction process. The underlying assets of the auction rate securities we hold, including the securities for which auctions have failed, are preferred shares of closed-end mutual funds. Given the Company’s holdings of cash, cash equivalents and short-term investments, its expected operating cash flows and its access to funds through its corporate credit facility, the Company has the ability and intent to hold these securities until liquidity returns to

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2008

(unaudited)

this market or the redemption of the securities. The Company does not believe the carrying values of these securities are permanently impaired and believes the positions will be liquidated without any significant loss.

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

Goodwill

We account for goodwill and other intangible assets in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Goodwill acquired in business combinations is not amortized but is tested for impairment annually or more often if an event or circumstances indicate that an impairment loss has been incurred. We have determined that we have one reporting unit under the criteria set forth by SFAS No. 142. We review goodwill for impairment in December of each year and as of December 31, 2007 determined that the fair value of the single reporting unit exceeded the carrying values of the net assets. Accordingly, no indicators of impairment existed.

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2008

(unaudited)

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

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The accounting estimates related to liabilities for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not that a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to our unrecognized tax benefits will occur during the next twelve months. See Note 16—Income Taxes.

Sales Taxes

In accordance with FASB’s Emerging Issues Task Force (“EITF”) 06-3, How Sales Taxes Collected from Clients and Remitted to Governmental Authorities Should Be Presented in the Income Statement (gross versus net presentation), we report sales taxes collected from clients and remitted to governmental authorities on a net basis.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2008

(unaudited)

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2008

(unaudited)

material impact on our financial position and results of operations for the year ending December 31, 2008. We are still assessing the impact that SFAS No. 157 will have on our nonrecurring measurements for non-financial assets and liabilities in 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Asset and Financial Liability: Including an amendment to FASB Statement No. 115 (“SFAS No. 159”). The standard permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Although we adopted this standard for the current year ending December 31, 2008, we did not elect to measure our financial instruments at fair value and accordingly, its adoption did not have a material impact to the financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our fiscal year 2009. An entity may not apply SFAS No. 141R before that date. The provisions of SFAS No. 141R will generally only impact us if we are party to a business combination after the pronouncement has been adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not currently expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

The total purchase price, including related acquisition costs of approximately $1.0 million, was approximately $34.0 million. The cash used by the Company to acquire the CPR Business came from the Company’s available cash and the conversion of short term investments into cash. No gains or losses on the conversions were recorded as the investments were not sold prior to their maturity dates. The results of the CPR Business operations have been included in the consolidated financial statements since the date of the acquisition.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2008

(unaudited)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition including subsequent adjustments to the purchase accounting in accordance with SFAS No. 141, Business Combinations (in thousands):

Current assets acquired	$11,964
Property and equipment	755
Identifiable intangible assets	12,400
Goodwill	12,596
Current liabilities	(3,547)
Long term liabilities-capital lease obligation	(221)

Net Assets Acquired	$33,947

The goodwill recognized results primarily from the value of the clinical product features and functionality acquired, beyond its current features and functionality and that of the legacy Affinity clinical software, that will allow us to compete for clinical information systems business in large hospitals and multi-facility engagements where we would otherwise not be able to compete. Goodwill increased by approximately $0.5 million for the six month period ended June 30, 2008 primarily due to the evaluation of deferred revenue on customer contracts acquired, a reduction of estimated commissions, and a reduction of accounts receivable offset by deferred contract costs realigned with remaining contract obligations and additional legal and professional fees. The identifiable intangible assets include the following:

Trade Names (2 years—straight line amortization)	$300
Technology (10 years—sum of years digits amortization)	5,400
Customer Relationships (10 years—sum of years digits amortization)	6,700

Total identifiable intangible assets	$12,400

5. DISCONTINUED OPERATIONS

Division Shutdown and Headquarters Relocation

We completed the shutdown of our Financial Services division in San Marcos, California on February 14, 2005. We estimated the facility closing costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as the master lease associated with this facility did not terminate until May 2008. Subsequently, we secured a sub-tenant for 100% of the space. In addition, we also vacated and closed our San Rafael, California facility during the fourth quarter of 2004 as a result of the relocation of our headquarters to Reston, Virginia. We estimated our liability under the operating lease agreement and accrued exit costs as the lease does not terminate until December 2009. Subsequently, we secured a sub-tenant for 33% of the space. However, the sub-tenant prematurely vacated the space in June 2008. As a result, the San Rafael lease payments to be made by QuadraMed total approximately $2.0 million for the remaining six months of 2008 and the year 2009, including the Company’s share of common costs.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2008

(unaudited)

The following table sets forth a summary of the exit cost charges and accrued exit costs for both the San Marcos, California and San Rafael, California facilities as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Exit Costs for the San Rafael Facility:
Accrued exit cost of facility closing, beginning of period	$1,931	$3,079
Principal reductions	(623)	(1,148)

Accrued exit cost of facility closing, end of period	$1,308	$1,931

Exit Cost for the San Marcus Facility:
Accrued exit cost of facility closing, beginning of period	$135	$534
Principal reductions	(135)	(399)

Accrued exit cost of facility closing, end of period	$—	$135

Total Exit Cost Charges and Accrued Exit Costs	$1,308	$2,066

Summary:
Accrued Exit Cost Liability
Short-term	$857	$1,178
Long-term	451	888

Total	$1,308	$2,066

6. SALE OF ASSETS

On April 30, 2008, we completed the sale of substantially all of the assets of our wholly owned subsidiaries, QuadraMed International Pty Limited in Australia and QuadraMed International Limited in the United Kingdom for initial cash proceeds of $0.1 million and future earn-out payments over a three-year period based on a schedule of targeted revenue between $100,000 AUD and $200,000 AUD per year. We recorded a loss on sale of assets of $1.1 million in the second quarter of 2008. The products contained within these subsidiaries focused on stand-alone lab and radiology products installed in the United Kingdom, Australia and New Zealand. However, with the addition of the QuadraMed CPR (“QCPR”) product last year, which includes integrated lab and radiology, and our focus on the Care-Based Revenue Cycle and core products, these foreign-based products were considered redundant to our portfolio.

7. EMPLOYMENT MATTERS

On February 5, 2008, we announced a strategic initiative to increase overall product development capacity and to further accelerate delivery of our “Care-based Revenue Cycle” product strategy to the healthcare market. Related to this capacity expansion and resource realignment initiative, we eliminated 69 positions in various technical, administrative and other non-technical areas. As a result, the Company incurred a one time severance cost for the six months ended June 30, 2008 of approximately $0.6 million.

The reduction in force within the Software Development teams was tied to the strategic initiative to increase overall product development capacity and to further accelerate delivery of our “Care-based Revenue Cycle” product strategy to the healthcare market through a partnering arrangement with Tata Consultancy Services. Although this refocusing of resources resulted in the elimination of 52 internal development positions, we currently have approximately 88 members of the Tata staff working on QuadraMed software development initiatives.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2008

(unaudited)

8. FAIR VALUE MEASUREMENTS

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

The following table represents the assets on our financial statements as of June 30, 2008 subject to SFAS 157, and indicates the fair value hierarchy of the valuation techniques we used to determine the fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Balance at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial paper, certificates of deposit and other money market instruments	$15,156	$15,156	$—	$—
U.S. government and federal agency debt securities	3,512	3,512	—	—
Auction rate securities	1,850	—	—	1,850

Total	$20,518	$18,668	$—	$1,850

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

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Six Months Ended June 30, 2008
Description	Auction Rate Securities	Total
Beginning Balance	$—	$—
Transfers in to Level 3	5,350	5,350
Settlements	(3,500)	(3,500)

Ending Balance	$1,850	$1,850

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2008

(unaudited)

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets as of June 30, 2008 and December 31, 2007 were as follows (in thousands):

Other intangible assets consisted of the following (in thousands):

	As of June 30, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets
Customer relationships	$18,697	$(12,960)	$5,736	$18,749	$(12,378)	6,371
Trade names and other	3,842	(3,655)	188	3,985	(3,722)	263
Technology	16,339	(11,908)	4,431	20,153	(15,019)	5,134

Total amortizable intangible assets	$38,878	$(28,523)	$10,355	$42,887	$(31,119)	$11,768

Intangible assets are amortized over a period of two to ten years, which we believe to be the estimated useful lives of the individual assets.

Amortization of acquired technology, a component of other intangible assets, for the three months ended June 30, 2008 and 2007 was $0.3 million and $0.4 million, respectively, and is included in cost of license revenue. Amortization expense other than for acquired technology for the three months ended June 30, 2008 and 2007 was $0.4 million and $0.4 million. Amortization of acquired technology, a component of other intangible assets, for the six months ended June 30, 2008 and 2007 was $0.5 million and $0.8 million, respectively, and is included in cost of license revenue. Amortization expense other than for acquired technology for the six months ended June 30, 2008 and 2007 was $0.7 million and $0.9 million. No impairment charges were recorded during the three or six months ended June 30, 2008 or 2007.

On April 30, 2008, we completed the sale of substantially all of the assets of our wholly owned subsidiaries, QuadraMed International Pty Limited in Australia and QuadraMed International Limited in the United Kingdom. As a result, intangible assets in the amount of $4.2 million, most of which were fully amortized, and accumulated amortization in the amount of $3.8 million were included in our loss on sale of assets and removed from the values presented above.

We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ended December 31, 2008	$1,160
For the years ended December 31,
2009	2,140
2010	1,787
2011	1,547
2012	1,307
Thereafter	2,414

$10,355

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2008

(unaudited)

10. LINE OF CREDIT

On December 5, 2006, we entered into a working capital line of credit agreement with our principal bank, under which we may borrow up to $2.0 million. This credit facility is secured by 90-Day Certificates of Deposit. Borrowings under the line of credit bear interest at varying rates based on an independent index which is defined as the rate charged by the Lender on the underlying Certificates of Deposit plus a margin of 1.5%. The initial interest rate is established as 6.4% per annum. The line of credit has a stated maturity of December 1, 2008. There have been no borrowings, and there was no balance outstanding associated with this line of credit as of June 30, 2008 or as of December 31, 2007.

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

The Series A Preferred Stock is entitled to quarterly dividends of $0.34 (5.5% per annum) and is convertible into shares of common stock of the Company at a conversion price of $15.50, equivalent to a conversion rate of 1.6129 shares of common stock for each share of Series A Preferred Stock. The Company has the right to demand conversion on or after May 31, 2007, in the event the volume weighted average of the daily market price per share during a period of 20 consecutive trading days equals or exceeds $25.50.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2008

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

As a result of the aforementioned discounted dividend feature, at the date of issuance of the Series A Preferred Stock, the Company recorded dividends payable of $15.2 million, which represents the present value of the three-year dividends. The present value adjustment of $1.3 million was amortized over three years as interest expense using the effective interest rate method. The amortization period ended during 2007, and for the three and six months ended June 30, 2007, approximately $15,000 and $48,000, respectively was recorded as interest expense.

The carrying value of the Series A Preferred Stock was also reduced by $15.2 million, which represents the imputed discount on the Series A Preferred Stock and which is being accreted over three years using the effective interest rate method. The accretion period ended during 2007, and for the three months ended June 30, 2007, approximately $1.3 million was accreted and charged to accumulated deficit. If any Series A Preferred Stock shares are converted prior to the end of the three-year period, the related accretion will be accelerated. The Company determined that there was no beneficial conversion feature attributable to the Series A Preferred Stock.

The following table summarizes the Series A Preferred Stock activities (in thousands):

		As of June 30, 2008
Total issued		$100,000
Less: Issuance cost		(3,856)
Less: Unaccreted discount
Original present value of discount	(15,174)
2007 preferred stock accretion	2,854
2006 preferred stock accretion	5,059
2005 preferred stock accretion	4,796
2004 preferred stock accretion	2,465	—

Carrying value of preferred stock at June 30, 2008		$96,144

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2008

(unaudited)

The following common stock equivalent shares from the indicated equity instruments were considered in the calculation of diluted earnings per share (in thousands):

	Three months ended June 30,
	2008	2007
Equity instruments:
Preferred stock	6,452	6,452
Warrants	—	413
Stock options	42	307

Total common stock equivalent shares	6,494	7,172

	Six months ended June 30,
	2008	2007
Equity instruments:
Preferred stock	6,452	6,452
Warrants	—	413
Stock options	101	305

Total common stock equivalent shares	6,553	7,170

For the three month periods ended June 30, 2008 and 2007, the preferred stock equivalent shares were antidilutive and excluded from the calculation of diluted earnings per share. For the six months ended June 30, 2008, all of the equity instruments noted above were antidilutive and excluded from the calculation. For the six months ended June 30, 2007, only the preferred stock equivalent shares were antidilutive and excluded from the calculation of diluted earnings per share.

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands):

	Three months ended June 30,
	2008	2007
Numerator:
Net income attributable to common shareholders	$412	$875
Denominator:
Weighted average number of common shares outstanding:
Basic	8,790	8,733
Diluted	9,460	9,453
Income per common share:
Basic	$0.05	$0.10
Diluted	0.04	0.09

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2008

(unaudited)

	Six months ended June 30,
	2008	2007
Numerator:
Net income (loss) attributable to common shareholders	$(654)	$2,191
Denominator:
Weighted average number of common shares outstanding:
Basic	8,928	8,747
Diluted	8,928	9,464
Income (loss) per common share:
Basic	$(0.07)	$0.25
Diluted	(0.07)	0.23

The components of QuadraMed’s comprehensive income (loss) include the unrealized gain (loss) on available-for-sale securities and foreign currency translation adjustment. The following table sets forth the computation of comprehensive income (loss) (in thousands):

	Six months ended June 30,
	2008	2007
Net income (loss) attributable to common shareholders	$(654)	$2,191
Unrealized loss	(22)	(5)
Foreign currency translation adjustment	206	(75)

Comprehensive income (loss)	$(470)	$2,111

13. REVERSE STOCK SPLIT

On June 16, 2008, QuadraMed Corporation announced the effectiveness of the reverse split of its common stock in the ratio of one-for-five (the “Reverse Split”). No fractional shares of common stock were issued as a result of the Reverse Split and stockholders received an insignificant cash payment in lieu of fractional shares. In connection with the reverse stock split, the Company transferred $0.4 million from common stock to additional paid-in capital representing the par value of the original common shares outstanding prior to the one-for-five reverse stock split.

14. STOCK-BASED COMPENSATION

Stock Incentive Plans

We have issued stock options and restricted stock under the 1996 Stock Incentive Plan (the “1996 Plan”), the 1999 Supplemental Stock Option Plan (the “1999 Plan”), and the 2004 Stock Compensation Plan (the “2004 Plan”), all of which were approved by stockholders. The 2004 Plan superseded the 1996 Plan, as amended, and the 1999 Plan, as amended, as of May 6, 2004, although stock options and restricted stock granted under the 1996 Plan and the 1999 Plan outstanding as of that date remain subject to the terms of those plans. Significant grants were made outside these plans pursuant to contracts with executives as an inducement to employment. Total non-plan stock options outstanding at June 30, 2008 were 264,280.

1996 Stock Incentive Plan

Under the 1996 Plan, the Board of Directors could have granted incentive and nonqualified stock options to employees, directors and consultants. The 1996 Plan was divided into the following five separate equity

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2008

(unaudited)

programs: (i) the discretionary option grant program under which eligible persons could have been, at the discretion of the plan administrator, granted options to purchase shares of common stock; (ii) the salary investment option grant program under which eligible employees could have elected to have a portion of their base salary invested each year in special option grants; (iii) the stock issuance program under which eligible persons could have been, at the discretion of the plan administrator, issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to QuadraMed; (iv) the automatic option grant program under which eligible non-employee board members shall automatically received option grants at periodic intervals to purchase shares of common stock; and (v) the director fee option program under which non-employee board members could have elected to have all or any portion of their annual retainer fee otherwise payable in cash applied to a special option grant.

The exercise price per share for an incentive stock option could not have been less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option could not have been less than 85% of the fair market value on the date of grant. Option grants under the 1996 Plan generally expire 10 years from the date of grant and generally vest over a four-year period. Options granted under the 1996 Plan are exercisable subject to the vesting schedule. QuadraMed stockholders had authorized a total of 1,766,219 shares of common stock for grant under the 1996 Plan, of which 483,795 were outstanding at June 30, 2008. Because all shares remaining available for issuance under the 1996 Plan were transitioned into the 2004 Plan when the 2004 Plan was established, there were no shares available for grant under this plan at June 30, 2008.

1999 Supplemental Stock Option Plan

In 1999, the QuadraMed Board of Directors approved the 1999 Plan. The 1999 Plan permitted non-statutory option grants to be made to employees, independent consultants and advisors who were not QuadraMed officers, directors or Section 16 insiders. The 1999 Plan was administered by the Board of Directors or its Compensation Committee and was scheduled to terminate in March 2009. The exercise price of all options granted under the 1999 Plan could not have been less than 100% of fair market value on the date of the grant. Options vested on a schedule determined by the Board of Directors or the Compensation Committee with a maximum option term of 10 years. QuadraMed stockholders had authorized a total of 684,849 shares of common stock, for grant under the 1999 Plan, of which 179,763 were outstanding at June 30, 2008. Because all shares remaining available for issuance under the 1999 Plan were transitioned into the 2004 Plan when the 2004 Plan was established, there were no shares available for grant under this plan at June 30, 2008.

2004 Stock Compensation Plan

On April 1, 2004, the QuadraMed Board of Directors approved the 2004 Plan. QuadraMed stockholders ratified the adoption of the 2004 Plan on May 6, 2004 at the QuadraMed 2004 Annual Meeting of Stockholders. The 2004 Plan replaced the 1996 Plan and 1999 Plan with respect to the unissued shares of common stock that were remaining in the 1996 Plan and the 1999 Plan on the date the 2004 Plan was ratified. Awards previously granted under the 1996 Plan and 1999 Plan remain subject to the terms of those plans. The QuadraMed stockholders initially authorized 307,274 shares of common stock for grant under the 2004 Plan and increased the number of shares available to the 2004 Plan by 600,000 shares at the 2007 Annual Meeting of Stockholders on June 7, 2007. As a result, the QuadraMed stockholders authorized a total of 907,274 shares of common stock, for grant under the 2004 Plan, of which, 745,550 were outstanding at June 30, 2008. There were 149,854 shares available for grant under this plan at June 30, 2008.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2008

(unaudited)

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

Employee Stock Purchase Plan

Our 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) was adopted by the Board of Directors in January 2002. A total of 140,690 shares of common stock have been reserved for issuance under the 2002 Purchase Plan, pursuant to which eligible employees are able to contribute up to 10% of their compensation for the purchase of QuadraMed common stock at a purchase price of 85% of the lower of the fair market value of the shares on the first or last day of an offering period that may range from six-months to forty-eight months, depending on the Company’s stock price at certain intervals. Stock-based compensation expense relating to shares purchased on behalf of plan participants for the six months ended June 30, 2008 and 2007 totaled $23,636 and $61,195, respectively.

Effective July 31, 2008, the 2002 Purchase Plan was terminated by the Board of Directors. On August 6, 2008, the Board of Directors adopted the 2008 Employee Stock Purchase Plan (the “2008 Purchase Plan”) which is expected to be effective September 1, 2008 and 150,000 shares of common stock have been reserved for issuance under the 2008 Purchase Plan. The 2008 Purchase Plan is subject to shareholder approval at the Company’s 2009 Annual Meeting of Stockholders.

Stock Options:

Stock options generally vest ratably over four years from the date of grant and terminate ten years from the date of grant. The exercise price of the options granted equaled or exceeded the market value of the common stock at the date of the grant. A summary of the stock option activity under all plans is as follows (in thousands except per share data):

	Number of Shares	Weighted Average Exercised Price
Options outstanding, January 1, 2008	1,738	$18.15
Granted	63	10.17
Exercised	(12)	6.01
Cancelled	(114)	33.33

Options outstanding, June 30, 2008	1,675	$14.31

Options exercisable, June 30, 2008	1,095	$14.88

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2008

(unaudited)

Stock-based compensation expense relating to stock options for the three months ended June 30, 2008 and 2007 totaled $0.8 million and $0.4 million, respectively, and $1.6 million and $0.7 million for the six months ended June 30, 2008 and 2007, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at June 30, 2008 were 5.10 years and $0.6 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at June 30, 2007 were 6.36 years and $0.7 million, respectively. As of June 30, 2008, unrecognized compensation expense related to stock options totaled approximately $3.0 million, which will be recognized over a weighted average period of 1.33 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes Merton option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2008	2007
Expected dividend yield	—	—
Expected stock price volatility	48.77%	85.97%
Risk-free interest rate	3.49%	5.03%
Expected life of options	5.37 years	5.32 years

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

Based on the above assumptions, the weighted average estimated fair value of options granted during the three months ended June 30, 2008 and 2007 was $5.18 and $12.60 and $5.40 and $12.32 for the six months ended June 30, 2008 and 2007, respectively. The weighted average estimated fair values for 2007 have been restated in accordance with the one-for-five reverse stock split effective in June 2008.

Restricted Share Awards:

The Company has issued, from time to time, common stock as restricted share awards, with a zero exercise price, as provided for under the QuadraMed stock compensation plans and other contractual commitments. The grants are generally made to certain senior executives. The majority of the restrictions lapse over three to four years. During the year ended December 31, 2005, we issued 130,000 shares of common stock as restricted stock; we issued no restricted stock subsequently through June 30, 2008. We record the fair value of the restricted shares on the date they are granted as deferred compensation within the Stockholders’ Equity section of the consolidated balance sheets. Deferred compensation has been combined with additional paid-in capital as a result of the adoption of SFAS No. 123(R). The fair value of the restricted share award is amortized as compensation expense over the period in which the restrictions lapse. As of June 30, 2008, we had 116,000 restricted share awards subject to forfeiture at a weighted average grant date fair value of $8.85 per share. On July 17, 2008, the Board of Directors approved a policy under which the Company will offer to repurchase shares of restricted stock granted to the Company’s employees on the date such shares vest; however, such repurchase shall be limited to an amount sufficient to permit the applicable employee to pay taxes on such shares.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2008

(unaudited)

Stock-based compensation expense relating to restricted share grants for each of the three month periods ended June 30, 2008 and 2007 was $0.1 million and compensation expense was $0.2 million for each of the six month periods ended June 30, 2008 and 2007.

15. MAJOR CUSTOMERS

For the three and six months ended June 30, 2008, sales to The Department of Veterans Affairs facilities accounted for approximately 16% and 18%, respectively, of our total revenues and sales to The County of Los Angeles accounted for approximately 10% of our total revenues during both periods. For the three and six months ended June 30, 2007, sales to The Department of Veterans Affairs facilities accounted for approximately 19% and 18%, respectively, of our total revenues and sales to The County of Los Angeles accounted for approximately 24% and 19%, respectively, of our total revenues.

16. INCOME TAXES

Our income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. We review and update our estimated annual effective tax rate each quarter. Our income tax expense totaled approximately $1.2 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively, and $1.3 million and $0.3 million for the six months ended June 30, 2008 and 2007, respectively. These amounts represented effective income tax rates from continuing operations of approximately 39% and 7% for the three months ended June 30, 2008 and 2007, respectively, and 39% and 5% for the six months ended June 30, 2008 and 2007, respectively. The significant change in our effective tax rate resulted from our having reduced the valuation allowance against most of our deferred tax assets in the year ending December 31, 2007, causing us to record income tax expense on our income from continuing operations as reported in our statement of operations for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2007 we only recorded income tax expense related to the tax amortization of goodwill.

We implemented the provisions of FASB Interpretation No. 48 on January 1, 2007. There has been no material change to the amount of unrecognized tax benefits reported as of June 30, 2008. We are maintaining our historical method of accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of its income tax expense.

As of January 1, 2008 open tax years in major jurisdictions date back to 1994 due to the taxing authorities’ ability to adjust operating loss and tax credit carryforwards. No changes in settled tax years have occurred through June 30, 2008. The Company does not anticipate a material change to its total amount of unrecognized tax benefits within the next 12 months.

17. LITIGATION AND OTHER MATTERS

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

Financial Statement Overview

The Company has experienced a number of changes which affect the comparability of the quarter-to-quarter financial results. These changes include the acquisition of the CPR Business in 2007, which resulted in a significant revenue variance and additional headcount-related costs within our cost of services and software development expense categories in the 2008 periods. In addition, we began a strategic initiative during February 2008 to increase overall product development capacity through a partnering arrangement with Tata Consultancy Services. Concurrent with this partnering arrangement, we reduced our overall workforce by 69 employees, primarily in the service and software development areas, and incurred severance costs of $0.7 million during 2008. These efforts are expected to result in more efficient operations over the long-term. We believe that these changes make it difficult to compare our operating results for the three and six months ended June 30, 2008 and 2007.

On April 30, 2008, we completed the sale of substantially all of the assets of our wholly owned subsidiaries, QuadraMed International Pty Limited in Australia and QuadraMed International Limited in the United Kingdom for initial cash proceeds of $0.1 million and future earn-out payments over a three-year period based on a schedule of targeted revenue between $100,000 AUD and $200,000 AUD per year. In connection with this sale, we recorded a loss on sale of their assets of $1.1 million and a severance expense of $0.2 million, which is reflected primarily in costs of services in the second quarter of 2008. The products contained within these subsidiaries focused on stand-alone lab and radiology products installed in the United Kingdom, Australia and New Zealand. However, with the addition of the QuadraMed CPR (“QCPR”) product last year, which includes integrated lab and radiology, and our focus on the Care-Based Revenue Cycle and core products, these foreign-based products were considered redundant to our portfolio. We remain committed to our international clients with the QCPR product in Canada, the United Kingdom and Saudi Arabia.

On July 7, 2008, we announced the general availability of QCPR—Cache/SQL 5.0.5, which provides hospitals with a fully integrated electronic health record operating on an enterprise platform built upon the InterSystems Cache, a high performance, post-relational SQL database that is consistently ranked best in KLAS. Subsequent to that announcement, on July 14, 2008, we announced that the Saudi Arabia National Guard Health Affairs, located in Riyadh, Saudi Arabia, signed a contract for QCPR service expansion, migration to InterSystem’s Cache database and interface licenses that represent sales bookings of approximately $8.8 million, with a total contract value of approximately $10.6 million. The revenue will be recognized on a percentage of completion basis over the contract service period, which is anticipated to be two years.

On July 9, 2008, we announced that we received approval to list our common stock, par value $0.01, on the NASDAQ Global Market under the new symbol of QDHC and the concurrent delisting of our common stock from the American Stock Exchange. We believe this change will increase the effective marketability of our common stock, providing our investors with a better environment for trading shares of our common and preferred stock (which are convertible into shares of common stock).

Net income for the three months ended June 30, 2008 was $1.8 million compared to $2.2 million for the same period in 2007. This decrease between periods was primarily a result of the provision for income taxes; we only began recognizing deferred income tax expense during the fourth quarter of 2007 because, at that time, we determined that a valuation allowance on most of our deferred tax assets was no longer required. Income tax expense was $1.2 million for the three months ended June 30, 2008 compared to only $0.2 million for the three months ended June 30, 2007. Income before income taxes for the second quarter of 2008 was $2.9 million compared to $2.4 million in the corresponding 2007 quarter. The major contributors to this year-over-year increase were an increase of $3.8 million in gross margin, offset in part by $1.3 million of costs related to the sale of the assets of our two wholly owned subsidiaries in April 2008, and a $1.3 million increase in operating costs in the 2008 period associated with our acquisition of the CPR Business. In addition, other income and expense decreased by $0.9 million because interest income was lower in the 2008 period as a result of lower cash and short-term investment balances, and the 2007 period included a $0.4 million non-operating gain. Net income (loss) attributable to common shareholders for the three months ended June 30, 2008 was $0.4 million, or $0.05 per basic share and $0.04 per diluted share, compared to $0.9 million, or $0.10 per basic share and $0.09 per diluted share. Net income (loss) attributable to common shareholders includes preferred stock dividends and accretion of $1.4 million and $1.3 million in the respective 2008 and 2007 periods.

Net income for the six months ended June 30, 2008 was $2.1 million compared to $4.8 million for the same period in 2007. This decrease between periods was primarily a result of the provision for income taxes, a reduction in other income, and a reduction in income from operations. As discussed above, we only began recognizing deferred income tax expense during the fourth quarter of 2007 and income tax expense was $1.3 million for the six months ended June 30, 2008 compared to only $0.3 million for the six months ended June 30, 2007. Income before income taxes for the six months ended June 30, 2008 was $3.4 million compared to $5.1 million for the six months ended June 30, 2007. This decrease resulted primarily from a decrease in other income, net from $1.6 million in the 2007 period to $0.3 million in the 2008 period because interest income was lower in the 2008 period as a result of lower cash and short-term investment balances, and the 2007 period included a $0.4 million non-operating gain. Income from operations during the 2008 period decreased $0.3 million from the 2007 period due to an increase in revenue offset by a slightly higher increase in operating expenses between periods. Net income (loss) attributable to common shareholders for the six months ended June 30, 2008 was ($0.7) million, or ($0.07) per basic share and diluted share, compared to $2.2 million, or $0.25 per basic share and $0.23 per diluted share. Net income (loss) attributable to common shareholders includes preferred stock dividends of $2.8 million and $2.6 million in the respective 2008 and 2007 periods.

As of June 30, 2008, we had $23.2 million in cash and investments, compared to $17.5 million as of December 31, 2007. The $5.7 million increase in cash and investments was a result primarily of payments for annual maintenance billings and a $13.7 million payment from the Department of Veterans Affairs during the 2008 period for the remaining fiscal year 2008 term license, offset by related royalty payments to our subcontractors for that contract, the payment of $4.7 million for annual employee bonuses and the use of $4.0 million related to the stock repurchase program.

Results of Operations (unaudited)

The following table sets forth selected data for the three month periods ended June 30, 2008 and 2007. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Three months ended June 30,
	2008		2007
Revenue
Services	$5,605	15%	$5,011	15%
Maintenance	16,673	44%	14,234	41%
Installation and other	3,132	8%	2,684	8%

Services and other revenue	25,410	67%	21,929	64%
Term Licences	7,785	20%	7,211	21%
Perpetual Licenses	4,502	12%	2,304	7%

Licence revenue	12,287	32%	9,515	28%
Hardware revenue	289	1%	2,918	8%

Total revenue	37,986	100%	34,362	100%

Cost of revenue
Cost of services and other revenue	11,503	45%	8,685	40%
Royalties and other	3,877	32%	4,057	43%
Amortization of acquired technology and capitalized software	252	2%	354	4%

Cost of license revenue	4,129	34%	4,411	47%
Cost of hardware revenue	128	44%	2,895	99%

Total cost of revenue	15,760	41%	15,991	47%

Gross margin	22,226	59%	18,371	53%

Operating expenses
General and administration	4,766	13%	4,579	13%
Software development	8,541	22%	7,662	22%
Sales and marketing	4,177	11%	3,913	11%
Loss on sale of assets	1,115	3%	—	—
Amortization of intangible assets and depreciation	812	2%	875	3%

Total operating expenses	19,411	51%	17,029	49%

Income from operations	$2,815		$1,342

The following table sets forth selected data for the six month periods ended June 30, 2008 and 2007. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Six months ended June 30,
	2008		2007
Revenue
Services	$11,172	15%	$8,539	13%
Maintenance	33,529	46%	28,159	44%
Installation and other	6,461	9%	5,242	8%

Services and other revenue	51,162	70%	41,940	65%
Term Licences	15,552	21%	13,608	22%
Perpetual Licenses	6,133	8%	4,581	7%

License revenue	21,685	29%	18,189	29%
Hardware revenue	430	1%	3,439	5%

Total revenue	73,277	100%	63,568	100%

Cost of revenue
Cost of services and other revenue	22,837	45%	15,712	37%
Royalties and other	7,694	35%	7,036	39%
Amortization of acquired technology and capitalized software	511	2%	825	5%

Cost of licenses revenue	8,205	37%	7,861	44%
Cost of hardware revenue	264	61%	3,387	98%

Total cost of revenue	31,306	43%	26,960	42%

Gross margin	41,971	57%	36,608	58%

Operating expenses
General and administration	9,880	13%	8,452	13%
Software development	17,034	23%	15,074	24%
Sales and marketing	9,137	12%	7,809	12%
Loss on sale of assets	1,115	2%	—	—
Amortization of intangible assets and depreciation	1,639	2%	1,798	3%

Total operating expenses	38,805	52%	33,133	52%

Income from operations	$3,166		$3,475

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

Total revenue. Total revenue for the three months ended June 30, 2008 was $38.0 million, an increase of $3.6 million or 11% compared to $34.4 million for the three months ended June 30, 2007. Total revenue for the six months ended June 30, 2008 was $73.3 million, an increase of $9.7 million, or 15%, from $63.6 million for the six months ended June 30, 2007. The increases between the three and six months ended June 30, 2008 and the three and six months ended June 30, 2007 were primarily due to the acquisition of the QCPR Business in September 2007 and increases in our license revenue, offset by a $3.7 million decrease in hardware revenue; we recorded $3.7 million related to a sale of hardware configuration to a single customer during the three months ended June 30, 2007. During the second quarter of 2008, we completed an analysis of certain older contracts and service agreements for which amounts were previously recorded as deferred revenue, but not closed for revenue recognition purposes. As a result of this analysis, we determined that services had been completed under such contracts and service agreements, that no further obligations were outstanding, and that all cash had been collected; consequently, we recognized license revenue of approximately $0.8 million and services revenue of approximately $0.2 million from these contracts during the three months ended June 30, 2008.

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

Services revenue for the three months ended June 30, 2008 was $5.6 million compared to $5.0 million for the three months ended June 30, 2007. The net increase of $0.6 million was principally due to consulting services related to the QCPR products acquired in the third quarter of 2007, offset by decreases in services revenue for the Smart Identity Management and Patient Revenue Management products. Decreased clean-up services contributed to a decrease in the services revenue for Smart Identity Management product, whereas a decrease in the Patient Revenue Management products was due to services revenue recognized in the three months ended June 30, 2007 related to the aforementioned sale of hardware configuration to a single customer. Services revenue was approximately 15% of our total revenue during both periods.

Services revenue for the six month period ended June 30, 2008 of $11.2 million increased from $8.5 million for the same period in 2007. The overall increase in services revenue was primarily due to the acquisition of the CPR Business in September 2007, partially offset by a decrease in the services revenue for the Smart Identity Management products, which was attributable to clean-up services provided to two significant customers during the six months ended June 30, 2007.

Maintenance revenue for the three months ended June 30, 2008 was $16.7 million compared to $14.2 million for the three months ended June 30, 2007. Maintenance revenue as a percentage of total revenue was 44% and 41% for the three month periods ended June 30, 2008 and 2007, respectively. The net increase resulted from $2.5 million from the QCPR products purchased in the third quarter of 2007, partially offset by decreases in the maintenance revenue due to the sale of the Lab and Radiology products in April 2008 and the sunset of a product in the Health Information Management Suite. Maintenance revenue for most of our products increased slightly due to contractually-based increases.

Maintenance revenue for the six months ended June 30, 2008 was $33.5 million or 46% of total revenue. For the six months ended June 30, 2007, maintenance revenue was $28.2 million or 44% of total revenue. The increase of $5.3 million in maintenance revenue is principally due to the QCPR products purchased in the third quarter of 2007, partially offset by decreases in the maintenance revenue due to the sale of the Lab and Radiology products in April 2008 and the sunset of a product in the Health Information Management Suite. Maintenance revenue for most of our products increased slightly due to contractually-based increases.

Installation revenue related to the Health Information Management Suite term licenses is recognized ratably over the license term. Installation and other revenue for Health Information Management Suite perpetual licenses, Patient Access and government solution products are typically recognized upon a completion of contract basis. The installation and other revenue for many of our other products, including Patient Care and Revenue Management, is recognized on a percentage of completion basis of accounting.

Installation and other services revenue increased $0.4 million to $3.1 million for the three months ended June 30, 2008 from $2.7 million during the three months ended June 30, 2007. The net increase resulted from a $0.5 million increase in the QCPR products purchased in the third quarter of 2007 and a $0.4 million increase in the Smart Identity Management products, which was attributable to completion of implementation for one significant customer during the three months ended June 30, 2008. These increases were offset by a $0.5 million decrease in sales of government solutions products, principally because of the installation of our VIP software and training provided during the three months ended June 30, 2007. Installation and other services revenue was approximately 8% of our total revenue during both periods. Installation and other revenue for the six months ended June 30, 2008 was $6.5 million compared to $5.2 million for the six months ended June 30, 2007. Approximately $0.9 million of the increase was attributable to the QCPR products purchased in the third quarter of 2007.

Licenses. License revenue consists of fees and licenses for our owned, proprietary software, as well as third-party owned software that we bundle into our suite of products. Overall, license revenue increased $2.8 million, or 13%, to $12.3 million in the three months ended June 30, 2008 from $9.5 million in the three months ended June 30, 2007. Licenses revenue for the six months ended June 30, 2008 of $21.7 million increased from $18.2 million at June 30, 2007.

Term license revenue increased 8%, or $0.6 million, to $7.8 million in the three months ended June 30, 2008 from $7.2 million in the same quarter last year. For the six months ended June 30, 2008, term license revenue increased 15%, or $2.0 million, to $15.6 million from $13.6 million in the same period last year. The increases were attributable to the completed installation of our VIP software at the 147 Department of Veterans Affairs sites throughout 2007.

Perpetual license revenue increased 96%, or $2.2 million, to $4.5 million in the second quarter of 2008 from $2.3 million in the same quarter last year. Perpetual license revenue for the six months ended June 30, 2008 was $6.1 million compared to $4.6 million for the six months ended June 30, 2007. An increase of approximately $0.8 million was attributable to revenue recognized in the three months ended June 30, 2008 as a result of the aforementioned analysis of older contracts that had been held as deferred revenue. The balance of the increases in the license revenue is the result of completions of significant implementation projects in the three and six months ended June 30, 2008 for the Smart Identity Management and QES products.

Hardware. Hardware revenue consists of the sale of third-party hardware purchased specifically for use by our customers. Hardware revenue was $0.3 million during the three months ended June 30, 2008, compared to $2.9 million during the three months ended June 30, 2007. The decrease in the hardware revenue was the result of a large sale of hardware to a single customer recognized in the second quarter of 2007.

Hardware revenue for the six months ended June 30, 2008 of $0.4 million decreased significantly compared to the hardware revenue for the six months ended June 30, 2007 of $3.4 million. The decrease in the six month period ended June 30, 2008 compared to the corresponding period in 2007 was the result of a large sale of hardware to a single customer, recognized in the three months ended June 30, 2007.

Deferred Revenue

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. The majority of the Company’s revenue flows through our deferred revenue accounts and is attributable to favorable payment terms such as execution payments and achievement of billing milestones prior to meeting all revenue recognition criteria. Fluctuation of the deferred revenue balance depends on the timing associated with reaching billing milestones and revenue recognition criteria. Deferred revenue is typically increased when the Company invoices a customer based on the terms of the contracts and is decreased when revenue is recognized based on percentage of completion or attainment of a milestone in the customer contract. Deferred revenue tends to be greater in the first quarter due to the issuance of annual maintenance invoices and in the fourth quarter due to the issuance of invoices related to our government business. The annual license term for our Department of Veterans Affairs contract begins on October 1 of each year.

Deferred Revenue

The following table is a summary roll forward schedule of deferred revenue (in thousands):

	For the Three Months Ended June 30,
	2008	2007
Deferred revenue, beginning balance	$60,874	$55,171
Add: revenue deferred	26,437	28,470
Less: deferred revenue recognized	(36,391)	(33,820)

Deferred revenue, ending balance	$50,920	$49,821

	For the Six Months Ended June 30,
	2008	2007
Deferred revenue, beginning balance	$36,111	$46,347
Add: revenue deferred	84,569	66,483
Less: deferred revenue recognized	(69,760)	(63,009)

Deferred revenue, ending balance	$50,920	$49,821

The deferred revenue balance increased approximately $14.9 million to $50.9 million at June 30, 2008 compared to $36.1 million at December 31, 2007. The June 30, 2008 balance was comprised of $18.1 million in deferred license revenue, $24.1 million in deferred maintenance revenue, and $8.6 million in deferred services and other revenue. The balance as of December 31, 2007 was comprised of $11.9 million in deferred license revenue, $18.5 million in deferred maintenance revenue, and $5.7 million in deferred services and other revenue. The increase of $12.3 million was principally attributable to an increase in the deferred revenue related to our Department of Veterans Affairs contracts and annual maintenance billing in the first quarter of 2008. The deferred revenue balance as of June 30, 2008 includes $6.0 million deferred for our Department of Veterans Affairs contracts compared to only $1.0 million as of December 31, 2007; approximately $4.7 million of this increase is due to the $13.7 million of term license fees billed in January 2008. These increases are offset by a $1.0 million decrease in deferred revenue as a result of the aforementioned recognition of older contracts that had been held as deferred revenue.

During the three months ended June 30, 2008, the Company sold approximately $0.6 million of deferred revenue associated with the disposition of assets in its QuadraMed International subsidiaries.

Cost of Revenue

Cost of services and other. Cost of services and other consists of salaries and related expenses associated with services performed for customer support, installation, maintenance and consulting services as well as payments to third party vendors. Cost of services and other for the three months ended June 30, 2008 was $11.5 million compared to $8.7 million in the corresponding period in 2007, which represent 45% and 40% as a percentage of services and other revenue for the respective periods. The net $2.8 million increase was primarily attributable to increased personnel costs in connection with the CPR Business acquisition in September 2007, contract related expenses for temporary staff and contractors and maintenance costs for third-party applications associated with higher maintenance revenue in 2008.

Cost of services and other for the six months ended June 30, 2008 was $22.8 million compared to $15.7 million in the corresponding period in 2007, which represent 45% and 37% as a percentage of services and other revenue for the respective periods. The net $7.1 million increase was primarily attributable to increased personnel costs attributable to the CPR Business acquisition in September 2007, as well as contract related expenses for temporary staff and contractors, and maintenance costs for applications associated with higher maintenance revenue in 2008.

Cost of licenses. Cost of licenses consists primarily of third-party software costs, royalties and amortization of capitalized software and acquired technology. A significant percentage of our total cost of revenue is attributable to royalties and licenses relating to third party software embedded within our own applications. Generally, royalties fluctuate based on revenue, the number of customers or licensed users, and therefore may fluctuate on a quarter-to-quarter basis. Cost of licenses for the three months ended June 30, 2008 was $4.1 million, compared to $4.4 million for the three months ended June 30, 2007. Cost of licenses was 34% and 47% as a percentage of revenue for the three months ended June 30, 2008 and 2007, respectively. The decrease between quarters however is due primarily to a $0.3 million decrease related to lower amortization of acquired software.

Cost of licenses for the six months ended June 30, 2008 was $8.2 million, compared to $7.9 million for the six months ended June 30, 2007. Cost of licenses was 37% and 44% as a percentage of revenue for the six months ended June 30, 2008 and 2007, respectively. Most of the $0.3 million increase is driven by higher Government royalty expense, which is a function of the increase in associated government solutions license revenue. Partially offsetting this increase is lower cost of license expense, and lower amortization of acquired software.

Cost of hardware. Cost of hardware consists of third-party hardware and installation costs from the sale of hardware to our customers in connection with the implementation of our software. Cost of hardware for the three months ended June 30, 2008 was $0.1 million, compared to $2.9 million for the three months ended June 30, 2007. As a percentage of hardware revenue, cost of hardware was 44% and 99% for the three months ended June 30, 2008 and 2007, respectively. The decline in cost of hardware revenue is consistent with our decline in hardware revenue. In the second quarter of 2007, we had a large sale of a hardware configuration to a single customer which did not reoccur in 2008.

Cost of hardware for the six months ended June 30, 2008 was $0.3 million, compared to $3.4 million for the six months ended June 30, 2007. As a percentage of hardware revenue, cost of hardware was 61% and 98% for the six months ended June 30, 2008 and 2007, respectively. The decline in cost of hardware revenue is consistent with our decline in hardware revenue. In the second quarter of 2007, we had a large sale of a hardware configuration to a single customer which did not reoccur in 2008.

Gross Margin

Our gross margin was 59% for the three months ended June 30, 2008 compared to 53% for the same period in 2007. Gross margin on services and other revenue, the most significant component of our total gross margin, was 55% for the three months ended June 30, 2008 compared to 60% for the three months ended June 30, 2007; this decline was due primarily to the previously discussed increase in personnel-related costs resulting from the CPR Business acquisition. Gross margin on license revenue was 66% for the three months ended June 30, 2008 compared to 54% for the three months ended June 30, 2007; this 12% increase in margin was driven by an increase in license revenue during the 2008 period associated with our recognition of older contracts and service agreements, decreased costs for our government solutions products and lower acquired technology and capitalized software amortization.

Our gross margin was 57% for the six months ended June 30, 2008 compared to 58% for the same period in 2007. Gross margin on services and other revenue, the most significant component of our total gross margin, was 55% for the six months ended June 30, 2008 compared to 63% for the six months ended June 30, 2007. This decline was due primarily to the previously discussed increase in personnel-related costs resulting from the CPR Business acquisition. Gross margin on license revenue was 62% for the six months ended June 30, 2008 compared to 57% for the six months ended June 30, 2007; this 5% increase in margin was due primarily to the aforementioned recognition of older contracts and service agreements, decreased third-party costs and lower acquired technology and capitalized software amortization.

Operating Expenses

General and administration. General and administration expense increased to $4.8 million for the three months ended June 30, 2008, compared to $4.6 million for the three months ended June 30, 2007. As a percentage of total revenue, general and administration expense was 13% for each of the three month periods ended June 30, 2008 and 2007. The $0.2 million increase is attributable to increases in salaries, cost of employee stock options and other headcount-related expenses, as well as expenses related to our NASDAQ listing and the one-for-five reverse stock split.

General and administration expense increased to $9.9 million for the six months ended June 30, 2008, compared to $8.5 million for the six months ended June 30, 2007. As a percentage of total revenue, general and administration expense was 13% for each of the six month periods ended June 30, 2008 and 2007. The $1.4 million increase is attributable to increases in salaries, cost of employee stock options and other headcount-related expenses, as well as accounting fees and expenses related to our NASDAQ listing and the one-for-five reverse stock split.

Software development. Software development expense during the three months ended June 30, 2008 were $8.5 million compared to $7.7 million during the three months ended June 30, 2007. As a percentage of total revenue, software development costs were 22% for each of the three month periods ended June 30, 2008 and 2007. The net increase of $0.8 million was attributable primarily to additional headcount related to the CPR Business acquisition in late September 2007, and higher contract and temporary services and travel expenses related to the reprioritization and refocusing of our development activities and resources. As announced during the first quarter of this year, we entered into a partnering arrangement with Tata Consultancy Services (“TCS”) through which a significant level of our development work is now being channeled; as a result, we experienced a much higher level of contractual expenses during the current quarter, which were partially offset by a lower level of salary and wage expenses for full-time development employees whose activities were displaced by TCS. Overall, we increased our development capacity through this initiative by 11%, and eliminated approximately 52 internal positions. Although this refocusing of resources resulted in the elimination of 52 internal development positions, we currently have approximately 88 members of the Tata staff working on QuadraMed software development initiatives.

Software development expense during the six months ended June 30, 2008 were $17.0 million compared to $15.1 million during the six months ended June 30, 2007. As a percentage of total revenue, software development costs were 23% and 24% for the three month period ended June 30, 2008 and 2007, respectively. The net increase of $1.9 million was attributable primarily to the reasons discussed above, including the CPR Business acquisition and the partnering arrangement with TCS. In addition, in conjunction with these events, we incurred approximately $0.4 million of severance expense in the first quarter of 2008.

Sales and marketing. Sales and marketing expense increased $0.3 million for the three months ended June 30, 2008 to $4.2 million, from $3.9 million for the three months ended June 30, 2007. As a percentage of total revenue, sales and marketing expenses were 11%, for each of the respective periods. The net increase was primarily attributable to higher salary and wage expenses related to the CPR Business acquisition in September of 2007, higher cost of employee stock options and higher travel expenses, offset in part by lower commissions and lower advertising expenses due to timing differences. Although sales bookings increased during the three months ended June 30, 2008 compared to the same quarter last year, the commissions earned decreased due to the change in sales mix.

Sales and marketing expense increased $1.3 million for the six months ended June 30, 2008 to $9.1 million, from $7.8 million for the six months ended June 30, 2007. As a percentage of total revenue, sales and marketing expenses were 12% for each of the respective periods. The net increase was primarily attributable to the reasons discussed above, including the CPR Business acquisition, cost of employee stock options and travel expenses, offset in part by lower commissions and lower advertising expenses due to timing differences.

Amortization of intangible assets and depreciation. Amortization of intangible assets and depreciation expense decreased to $0.8 million for the three months ended June 30, 2008 from $0.9 million for the three months ended June 30, 2007. Amortization of intangible assets and depreciation expense decreased to $1.6 million for the six months ended June 30, 2008 from $1.8 million for the six months ended June 30, 2007. The net decrease in both periods was principally the result of the expiration of the amortization periods for intangible assets recorded in connection with prior acquisitions and the sale of substantially all of the assets of our wholly owned subsidiaries, QuadraMed International Pty Limited in Australia and QuadraMed International Limited in the United Kingdom, in part offset by amortization of trade names and customer lists recorded in connection with the CPR Business acquisition in September 2007.

Other Income (Expense)

Other income (expense), net. Net other income was $0.1 million during the three months ended June 30, 2008, compared to net other income of $1.0 million in the corresponding quarter of 2007 and $0.3 million during the six months ended June 30, 2008, compared to net other income of $1.6 million for the same period in 2007. The decrease was primarily due to lower interest income earned on our cash balances and investment portfolios subsequent to the CPR Business acquisition.

Provision for Income Taxes

Our provision for income taxes increased to $1.2 million during the three months ended June 30, 2008 compared to $0.2 million for the three months ended June 30, 2007 and increased to $1.3 million during the six months ended June 30, 2008 compared to $0.3 million for the six months ended June 30, 2007. The increases during both the three and six month periods result from our determination in December 2007 that a valuation allowance on most of our deferred tax assets is no longer required which resulted in an increase in our effective tax rate in 2008 periods compared to 2007 periods.

Liquidity and Capital Resources

We expect cash provided by operating activities will be our primary source for funding our operating needs. Our other sources of liquidity are cash and cash equivalents as well as short-term and long-term investments. As of June 30, 2008, we had $23.2 million in cash equivalents and investments. In addition, we have a working capital line of credit agreement under which we may borrow up to $2.0 million. There were no borrowings outstanding under the line of credit agreement as of June 30, 2008. Any future borrowings under this line of credit will have to be securitized with underlying investments held at the issuing bank.

Our long-term investments as of June 30, 2008 include $1.9 million of auction rate securities. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 28 days. Since February 2008, auctions have failed for our holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The underlying assets of the auction rate securities we hold, including the securities for which auctions have failed, are preferred shares of closed-end mutual funds. We have the ability and intent to hold these securities until liquidity returns to this market or the redemption of the securities. The Company does not believe the carrying values of these securities are permanently impaired and believes the positions will be liquidated without any significant loss.

Accounts receivable were $24.0 million as of June 30, 2008 compared to $26.1 million as of December 31, 2007. Our days sales outstanding (“DSO”) was 60 at June 30, 2008 compared to DSO of 69 at December 31, 2007. Accounts receivable decreased by $2.1 million and DSO decreased by nine days mainly due to strong cash collections during the first half of the year.

In addition to our billed accounts receivable, we had unbilled receivables of $5.7 million as of June 30, 2008 and $5.2 million as of December 31, 2007. Unbilled receivables relate to products or customer agreements where billing is based on specifically agreed dates or milestones while revenue is recognized on a contract basis of accounting. The increase of $0.5 million was principally due to acquired QCPR products and contracts with international customers signed during the six months ended June 30, 2008 that did not require advance billing. We expect to bill and collect the unbilled revenue as billing milestones in the specific contracts are met.

The Company’s condensed consolidated statement of cash flows is summarized below (in thousands):

	For the Three Months Ended June 30,
	2008	2007
Cash provided by operating activities	$4,097	$4,891
Cash used in investing activities	(2,721)	(944)
Cash used in financing activities	(2,569)	(974)

Net increase in cash and cash equivalents	$(1,193)	$2,973

	For the Six Months Ended June 30,
	2008	2007
Cash provided by operating activities	$12,108	$13,774
Cash provided by (used in) investing activities	1,705	(13,455)
Cash used in financing activities	(6,329)	(1,443)

Net increase in cash and cash equivalents	$7,484	$(1,124)

Cash provided by or used in operating activities is primarily driven by our operating income or loss, the timing of receipt of customer payments, and the timing of our payments to vendors and employees. During the three months ended June 30, 2008, $4.1 million was provided by operating activities, as compared to the same period in 2007 where $4.9 million was provided by operating activities. Net income during the quarter of $1.8 million, included non-cash charges for depreciation, amortization and stock compensation totaling $2.0 million, and a non-cash loss on the sale of assets of $1.1 million. Further, changes in working capital used approximately $0.8 million. During the second quarter of 2007, net income of $2.2 million included non-cash charges for depreciation, amortization and stock compensation of $1.7 million, but also included changes in working capital that provided $1.0 million of operating cash flow. The difference between periods for working capital is primarily due to greater decreases in deferred revenue during the 2008 quarter, related to the Department of Veterans Affairs contract license payment.

During the six months ended June 30, 2008, $12.1 million was provided by operating activities, compared to the same period in 2007 where $13.8 million was provided by operating activities. Net income for the first six months of 2008 of $2.1 million included non-cash charges for depreciation, amortization and stock compensation of $4.1 million, and a non-cash loss on the sale of assets of $1.1 million. In addition, changes in working capital provided approximately $4.8 million which was driven primarily by the payment of the Department of Veterans Affairs 2008 annual license in February 2008. By comparison, during the six months ended June 30, 2007, net income was $4.8 million, including non-cash charges of $3.7 million, and net working capital changes that provided $5.2 million of cash. The change between periods is primarily attributable to the change in net income between periods, as adjusted for non-cash charges.

Cash flows from investing activities used $2.7 million during the three months ended June 30, 2008, primarily due to our net purchases of investments of $2.3 million and $0.8 million in purchases of capital assets. During the three months ended June 30, 2007, we used $1.0 million in investing activities primarily due to our more active placement of cash in short-term investments.

Cash flows from investing activities provided $1.7 million during the six months ended June 30, 2008, primarily through net sales of investments of $1.8 million to fund our stock repurchase program and $0.7 million in restricted cash that became available during the quarter; we also used $0.8 million for capital asset purchases during the period. During the six months ended June 30, 2007, we used $13.5 million in investing activities primarily due to our more active investment of cash in short-term investments.

Cash used in financing activities was $2.6 million for the three months ended June 30, 2008 compared to cash used of $1.0 million for the three months ended June 30, 2007. The increase between periods was primarily due to $1.2 million used to repurchase our common stock during the second quarter of 2008. Dividend payments were $1.4 million in both periods.

Cash used in financing activities was $6.3 million for the six months ended June 30, 2008 compared to cash used of $1.4 million for the six months ended June 30, 2007. The increase is primarily due to $3.7 million used to repurchase our common stock during the second quarter of 2008, offset by $1.2 million greater proceeds from the issuance of common stock due to the exercise of stock options in the second quarter of 2007, versus the same period this year.

Our capital expenditures are expected to be between $2.0 million and $3.0 million for 2008, primarily related to computer equipment and enterprise software required for internal purposes.

Other than our operating needs, our most significant ongoing cash requirements are for the payment of dividends on our Series A Preferred Stock, which pays a 5.5% per annum dividend, or $5.5 million per year; these dividends are paid in equal quarterly installments of $1.375 million, payable when declared on January 15, April 15, July 15 and October 15 of each year. We expect to use our existing available cash and operating cash flow for the preferred stock dividends.

During late 2007, our Board of Directors approved a share repurchase plan which permitted the Company to repurchase up to $5 million of our common stock on the open market. Through June 5, 2008, we purchased 405,500 shares (on a post reverse stock split basis) for approximately $4.0 million. The termination of the stock repurchase program was effective as of the close of trading on June 5, 2008. We expect to use our existing available cash and operating cash flow for the preferred stock dividends.

We believe that our present cash position, and our future cash generated from operations will be sufficient to meet anticipated cash requirements over the next twelve months. We periodically evaluate strategic business opportunities, and should a strategic opportunity arise that would require a more significant use of cash, we would expect to finance such opportunity through available cash, new or existing financing arrangements, or the issuance of additional shares of stock. There can be no assurances however that adequate sources of liquidity will be available to us to finance such strategic business opportunities when they arise.

Recent Accounting Pronouncements

See Note 3 to the accompanying condensed consolidated financial statements for a discussion of the impact of new accounting pronouncements on our financial statements.

Critical Accounting Policies

There have been no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 14, 2008.

Legal Proceedings

We are subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our company’s financial position or results of operations.

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of June 30, 2008 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Accrued dividends	$1,375	$1,375	$—	$—	$—
Operating leases	13,563	5,130	7,340	1,093	—

Total contractual obligations	$14,938	$6,505	$7,340	$1,093	$—

Other Commercial Commitments
Term deposit for bank guarantee	$84	$—	$84	$—	$—
Standby letters of credit (1)	1,590	1,224	366	—	—

Total commercial commitments	$1,674	$1,224	$450	$—	$—

(1)	The less than 1 year amount of $1.2 million includes a $0.2 million letter of credit in favor of the State of New Jersey under its contract and a $1.0 million letter of credit in favor of another customer under its contract. The remainder represents security deposits for leased facilities.

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

The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of June 30, 2008 (in thousands, except average interest rates):

		Aggregate Fair Value
Cash and cash equivalents:
Cash (1)		$13,614
Money Market funds		989

Total cash and cash equivalents		$14,603

Short-term investments:
Certificates of Deposit		$3,188
Debt issued by the US government		704

Total short-term investments		$3,892

Investments:
Auction rate securities		$1,850
Debt securities issued by the US government		2,809

Total long-term investments		$4,659

	Aggregate Fair Value	Weighted Average Interest Rate
Summary:
Cash	$13,614	2.67%
Money Market funds	989	2.59%
Certificates of Deposit	3,188	3.43%
Auction rate securities	1,850	4.26%
Debt issued by US government	3,513	3.79%

	$23,154

(1)	Excluded from the fair value of the principal amounts of cash is $1.7 million, which is restricted cash that is held in escrow for rental properties, and meeting customer performance expectations.

Performance of Equity Markets

The performance of the equity markets can have an effect on our operations as certain of our variable life insurance policies have premiums invested in equity securities.

Foreign Currency Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. Changes in foreign exchange rates did not materially impact our results of operations. For the six months ended June 30, 2008, less than 4% of total revenue was denominated in currencies other than the U. S. dollar and approximately 3% of our total direct and operating costs were incurred in currencies other than the U. S. dollar.

Item 4.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board of Directors. As of June 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act of 1934). An evaluation was conducted to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms. The Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per share (or Unit)	(c) Total Number of Shares (or Unit) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1—April 30, 2008	61,580	$9.80	343,260	$1,599,685

May 1—May 31, 2008	42,440	$9.68	385,700	$1,188,753

June 1—June 30, 2008	19,820	$10.26	405,520	$985,380

Total	375,400	$9.96	405,520	$985,380

(1)	On December 17, 2007, we announced that our Board of Directors authorized a program to repurchase, with available cash, up to $5.0 million of the Company’s common stock. The repurchase program was structured to comply with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934. We repurchased the common stock through registered broker-dealers in open market purchase transactions and plan to hold any shares repurchased as treasury shares. The repurchase program was terminated by our Board of Directors on June 5, 2008 and we repurchased 405,520 shares adjusted for the June 2008 Reverse Split at a cost of $4.0 million.

Item 4.	Submission of Matters to a Vote of Security Holders

The results of the voting at the Company’s 2008 Annual Meeting of Stockholders, held on June 5, 2008, were previously reported by the Company in its Current Report on Form 8-K filed with the SEC on June 9, 2008.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRAMED CORPORATION

Date: August 8, 2008	By:	/s/ KEITH B. HAGEN
Keith B. Hagen Chief Executive Officer

Date: August 8, 2008	By:	/s/ DAVID L. PIAZZA
David L. Piazza Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1**	Amended and Restated 2004 Stock Compensation Plan of QuadraMed Corporation.

31.1**	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith