Form 10-Q
period 2008-09-30
QUADRAMED CORP
filed 2008-11-07
CIK 1018833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

As of November 3, 2008, there were 8,287,259 shares of the Registrant’s common stock outstanding, par value $0.01.

QUADRAMED CORPORATION

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$15,410	$7,119
Short-term investments	5,210	9,169
Accounts receivable, net of allowance for doubtful accounts of $1,088 and $1,449, respectively	20,402	26,088
Unbilled receivables	9,679	5,183
Deferred contract expenses	5,608	6,060
Prepaid expenses and other current assets, net of allowance of $919 and $1,229, respectively	4,880	5,367
Deferred tax asset, net of valuation allowance	7,376	7,376

Total current assets	68,565	66,362
Restricted cash	1,556	2,389
Long-term investments	3,218	1,197
Property and equipment, net of accumulated depreciation and amortization of $22,723, and $22,855, respectively	3,166	3,778
Goodwill	35,632	33,942
Other amortizable intangible assets, net of accumulated amortization of $29,110 and $31,119, respectively	10,177	11,768
Other long-term assets	3,043	3,182
Deferred tax asset, net of valuation allowance	49,729	49,758

Total assets	$175,086	$172,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,477	$4,910
Accrued payroll and related benefits	5,997	9,602
Accrued exit costs of facility closing	872	1,178
Other accrued liabilities	6,908	7,537
Dividends payable	1,375	1,375
Deferred revenue	44,733	36,111

Total current liabilities	65,362	60,713
Accrued exit cost of facility closing	227	888
Other long-term liabilities	1,883	2,722

Total liabilities	67,472	64,323

Commitments, Contingencies and Subsequent Event

Stockholders’ equity
Preferred stock, $0.01 par, 5,000 shares authorized, 4,000 shares issued and outstanding, respectively	96,144	96,144
Common stock, $0.01 par, 30,000 shares authorized; 9,451 and 9,178 shares issued and 8,954 and 9,057 outstanding, respectively	99	459
Shares held in treasury, 497 and 121, respectively	(4,020)	(292)
Additional paid-in-capital	314,183	310,557
Accumulated other comprehensive loss	(504)	(80)
Accumulated deficit	(298,288)	(298,735)

Total stockholders’ equity	107,614	108,053

Total liabilities and stockholders’ equity	$175,086	$172,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended, September 30,		Nine months ended, September 30,
	2008	2007	2008	2007
Revenue
Services	$5,930	$4,348	$17,102	$12,887
Maintenance	18,205	14,115	51,734	42,274
Installation and other	3,153	3,081	9,614	8,323

Services and other revenue	27,288	21,544	78,450	63,484
Term licences	8,099	8,485	23,651	22,093
Perpetual licenses	3,127	2,455	9,260	7,036

License revenue	11,226	10,940	32,911	29,129
Hardware	75	424	505	3,863

Total revenue	38,589	32,908	111,866	96,476

Cost of revenue
Cost of services and other revenue	11,487	9,722	34,324	25,434
Royalties and other	3,671	4,237	11,365	11,273
Amortization of acquired technology and capitalized software	245	—	756	825

Cost of license revenue	3,916	4,237	12,121	12,098
Cost of hardware revenue	64	146	328	3,533

Total cost of revenue	15,467	14,105	46,773	41,065

Gross margin	23,122	18,803	65,093	55,411

Operating expense
General and administration	5,027	4,464	14,907	12,916
Software development	8,328	8,144	25,362	23,218
Sales and marketing	4,968	4,536	14,105	12,345
Loss on sale of assets	46	—	1,161	—
Amortization of intangible assets and depreciation	761	707	2,400	2,505

Total operating expenses	19,130	17,851	57,935	50,984

Income from operations	3,992	952	7,158	4,427

Other income (expense)
Interest expense, includes non-cash charges of $18, $20 and $54, $104	(26)	(24)	(99)	(107)
Interest income	136	699	460	1,916
Other income, net	1	17	9	503

Other income, net	111	692	370	2,312

Income from operations before income taxes	$4,103	$1,644	$7,528	$6,739
Provision for income taxes	(1,634)	(142)	(2,963)	(413)

Net Income	2,469	1,502	4,565	6,326
Preferred stock accretion, dividend premium, and dividend declared	(1,375)	(2,024)	(4,125)	(4,657)

Net income (loss) attributable to common shareholders	$1,094	$(522)	$440	$1,669

Income (loss) per share
Basic	$0.12	$(0.06)	$0.05	$0.19
Diluted	$0.12	$(0.06)	$0.05	$0.18
Weighted average shares outstanding
Basic	8,931	8,769	8,930	8,776
Diluted	8,962	8,769	8,963	9,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cash flows from operating activities
Net income	$2,469	$1,502	$4,565	$6,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,006	707	3,157	3,331
Deferred compensation amortization	85	95	273	287
Dividend discount amortization	—	2	—	50
Stock-based compensation	805	807	2,445	1,546
Provision for bad debts	34	—	164	181
Loss on sale of assets	46	—	1,161	—
Other	18	57	(16)	(32)
Changes in operating assets and liabilities:
Accounts receivable	(1,835)	1,650	(3,861)	4,798
Prepaid expenses and other	3,583	(249)	1,247	2,935
Accounts payable and accrued liabilities	2,695	3,465	(5,294)	(1,035)
Deferred revenue	(6,081)	(4,013)	11,155	(539)

Cash provided by operating activities	2,825	4,023	14,996	17,848
Cash flows from investing activities
Decrease (increase) in restricted cash	173	56	833	(38)
Purchases of available-for-sale securities	(190)	(13,278)	(4,220)	(46,691)
Proceeds from sale of available-for-sale securities	190	23,608	6,049	44,224
Payment of acquisition costs	(10)	—	(56)	—
Purchases of property and equipment	(575)	(933)	(1,418)	(1,471)
Cash paid in the acquisition of the Computerized Patient Record business	—	(33,674)	—	(33,674)
Proceeds from sale of assets	—	—	106	—

Cash (used in) provided by investing activities	(412)	(24,221)	1,294	(37,650)
Cash flows from financing activities
Payment of preferred stock dividends	(1,375)	(1,375)	(4,125)	(4,253)
Proceeds from issuance of common stock and other	395	759	545	2,194
Repurchase of common stock	—	—	(3,727)	—

Cash used in financing activities	(980)	(616)	(7,307)	(2,059)
Effect of exchange rate changes on cash	(626)	71	(692)	(6)
Net increase (decrease) in cash and cash equivalents	807	(20,743)	8,291	(21,867)
Cash and cash equivalents, beginning of period	14,603	31,472	7,119	32,596

Cash and cash equivalents, end of period	$15,410	$10,729	$15,410	$10,729

Supplemental disclosure of cash flow information
Cash paid for taxes	96	32	410	514

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

2. SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. We suggest that you read these interim financial statements in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 14, 2008. In the opinion of management, the condensed consolidated financial statements for the periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the entire year ending December 31, 2008.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

(unaudited)

Principles of Consolidation and Basis of Presentation

These condensed consolidated financial statements, which include the accounts of QuadraMed and all wholly owned subsidiaries, have been prepared in conformity with GAAP and the rules and regulations of the SEC. All significant intercompany accounts and transactions between QuadraMed and its subsidiaries are eliminated in consolidation.

Share and per share data (except par value) presented for all periods reflect the effect of a one-for-five reverse stock split effective on June 13, 2008, as discussed in Note 13—Reverse Stock Split. In addition, the number of shares of common stock issuable upon conversion of the Series A Preferred Stock, the exercise of outstanding stock options and the vesting of other stock awards, as well as the number of shares of common stock reserved for issuance under our various employee benefit plans, were proportionately adjusted in accordance with the terms of those respective agreements and plans.

Use of Estimates in Preparation of Financial Statements

We make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, contingent assets and liabilities, revenues and expenses. Significant estimates and assumptions have been made regarding revenue recognition, the allowance for doubtful accounts, fair value measurement of financial instruments, contingencies, litigation, deferred revenue and intangibles resulting from our purchase business combinations, stock-based compensation and valuation allowance on deferred tax assets and other amounts. We base estimates and assumptions on historical experience and on various other assumptions which management believes to be reasonable under the circumstances. Uncertainties inherent in these estimates include, among other things, significant estimates within percentage-of-completion accounting. In addition, we review at least annually our estimates related to the valuations of intangibles including acquired technology, goodwill, customer lists, trademarks and other intangibles and capitalized software. Actual results may differ materially from these estimates and assumptions.

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

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

Hardware revenue is generated primarily from transactions in which customers purchase bundled solutions that included the Company’s software and third-party hardware. If the bundled solution includes services that provide significant modification, installation or customization, contract accounting is applied in accordance with SOP 81-1, whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. Otherwise, hardware revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is reasonably assured.

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

Investments

We account for our investments under SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) as partially adopted on January 1, 2008 for the year ending December 31, 2008. We consider our holdings of short-term and long-term securities, consisting primarily of fixed income securities to be available-for-sale securities. The difference between cost or amortized cost (cost adjusted for amortization of premiums and accretion of discounts that are recognized as adjustments to interest income) and fair value, representing unrealized holdings gains or losses, net of the related tax effect, if any, is recorded, until realized, as a separate component of stockholders’ equity. Gains and losses on the sale of debt securities are determined on a specific identification basis. Realized gains and losses are included in other income (expense) in the accompanying Consolidated Statements of Operations.

The Company’s investments include $1.9 million of auction rate securities. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 28 days. Since February 2008, auctions have failed for our holdings because sell orders have exceeded buy orders. During our third quarter, the brokers who originally sold us the auction rate securities entered into agreements with state and/or federal regulators to repurchase certain auction rate securities at par value. The Company notified the brokers it would participate in

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

(unaudited)

the repurchase programs and in October 2008, $1.2 million of our auction rate securities were sold at par under this program. The remaining $0.7 million of our auction rate securities have been tendered for sale and our broker informed us the repurchase is expected to be completed in November 2008. Accordingly, the $1.2 million of auction rate securities which were sold have been classified as short-term as of September 30, 2008. The remaining $0.7 million that have been tendered for sale continue to be classified as long-term as of September 30, 2008 since the sale is not guaranteed under the repurchase program. Management believes that there has been no impairment of the carrying value of these investments.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to QuadraMed from normal business activities. We provide an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific identified risks.

Concentration of Credit Risk

Accounts receivable represent our highest potential concentration of credit risk. We reserve for credit losses and do not require collateral on our trade accounts receivable. In addition, we maintain cash and investment balances in accounts at various domestic banks and brokerage firms. Our balances at banks are insured by the Federal Deposit Insurance Corporation. On October 3, 2008, President George W. Bush signed the Emergency Economic Stabilization Act of 2008, which temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective upon the President’s signature. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

(unaudited)

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

(unaudited)

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

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

(unaudited)

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

(unaudited)

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition including subsequent adjustments to the purchase accounting in accordance with SFAS No. 141, Business Combinations (in thousands):

Current assets acquired	$10,582
Property and equipment	755
Identifiable intangible assets	12,400
Goodwill	13,881
Current liabilities	(3,439)
Long term liabilities-capital lease obligation	(222)

Net Assets Acquired	$33,957

The goodwill recognized results primarily from the value of the clinical product features and functionality acquired, beyond its current features and functionality and that of the legacy Affinity clinical software that will allow us to compete for clinical information systems business in large hospitals and multi-facility engagements where we would otherwise not be able to compete. Goodwill increased by approximately $1.7 million for the nine month period ended September 30, 2008 primarily due to the evaluation of deferred revenue on customer contracts acquired, a reduction of estimated commissions, and a reduction of accounts receivable offset by deferred contract costs realigned with remaining contract obligations and additional legal and professional fees. The purchase price allocation was finalized during the quarter ended September 30, 2008. The identifiable intangible assets include the following:

Trade Names (2 years—straight line amortization)	$300
Technology (10 years—sum of years digits amortization)	5,400
Customer Relationships (10 years—sum of years digits amortization)	6,700

Total identifiable intangible assets	$12,400

5. DISCONTINUED OPERATIONS

Division Shutdown and Headquarters Relocation

We completed the shutdown of our Financial Services division in San Marcos, California on February 14, 2005. We estimated the facility closing costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as the master lease associated with this facility did not terminate until May 2008. In addition, we also vacated and closed our San Rafael, California facility during the fourth quarter of 2004 as a result of the relocation of our headquarters to Reston, Virginia. We estimated our liability under the operating lease agreement and accrued exit costs as the lease does not terminate until December 2009. Subsequently, we secured a sub-tenant for 33% of the space. However, the sub-tenant prematurely vacated the space in June 2008. As a result, the San Rafael lease payments to be made by QuadraMed total $1.1 million for the remaining three months of 2008 and the year 2009, including the Company’s share of common costs.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

(unaudited)

The following table sets forth a summary of the exit cost charges and accrued exit costs for both the San Marcos, California and San Rafael, California facilities as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Exit Costs for the San Rafael Facility:
Accrued exit cost of facility closing, beginning of period	$1,931	$3,079
Principal reductions	(832)	(1,148)

Accrued exit cost of facility closing, end of period	$1,099	$1,931

Exit Cost for the San Marcus Facility:
Accrued exit cost of facility closing, beginning of period	$135	$534
Principal reductions	(135)	(399)

Accrued exit cost of facility closing, end of period	$—	$135

Total Exit Cost Charges and Accrued Exit Costs	$1,099	$2,066

Summary:
Accrued Exit Cost Liability
Short-term	$872	$1,178
Long-term	227	888

Total	$1,099	$2,066

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

7. EMPLOYMENT MATTERS

On February 5, 2008, we announced a strategic initiative to increase overall product development capacity and to further accelerate delivery of our “Care-Based Revenue Cycle” product strategy to the healthcare market. Related to this capacity expansion and resource realignment initiative, we eliminated 69 positions in various technical, administrative and other non-technical areas. As a result, the Company incurred a one time severance cost for the nine month period ended September 30, 2008 of approximately $0.5 million.

The reduction in force within the Software Development teams was tied to the strategic initiative to increase overall product development capacity and to further accelerate delivery of our “Care-Based Revenue Cycle” product strategy to the healthcare market through a partnering arrangement with Tata Consultancy Services (“TCS”). Although this refocusing of resources resulted in the elimination of 52 internal development positions, we currently have approximately 104 members of the Tata staff working on QuadraMed software development initiatives.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

The following table represents the assets on our financial statements as of September 30, 2008 subject to SFAS 157, and indicates the fair value hierarchy of the valuation techniques we used to determine the fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Balance at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial paper, certificates of deposit and other money market instruments	$16,350	$16,350	$—	$—
U.S. government and federal agency debt securities	3,533	3,533	—	—
Auction rate securities	1,850	—	1,850	—

Total	$21,733	$19,883	$1,850	$—

The valuation of our auction rate securities were previously based on Level 3 measurements which consisted of values provided by our broker due to the uncertainty related to the liquidity in the auction rate security market. During the quarter ended September 30, 2008, the brokers who originally sold us the auction rate securities entered into agreements with state and/or federal regulators to repurchase certain auction rate securities at par value. The Company notified the brokers it would participate in the repurchase programs and in October 2008, $1.2 million of our auction rate securities were sold at par under this program. The remaining $0.7 million of our auction rate securities have been tendered for sale and our broker informed us the repurchase is expected to be completed in November 2008. We have the ability and intent to hold these securities Accordingly, we transferred our auction rate securities from Level 3 to Level 2 during the period. Management believes that there has been no impairment of the carrying value of these investments.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

(unaudited)

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type (in thousands):

Level 3 Fair Value Measurements Three Months Ended September 30, 2008
Description	Auction Rate Securities	Total
Beginning Balance	$1,850	$1,850
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—	—
Included in other comprehensive income	—	—
Purchases, issuances and settlements	—	—
Transfers in and/or out of Level 3	(1,850)	(1,850)

Ending Balance	$—	$—

Level 3 Fair Value Measurements Nine Months Ended September 30, 2008
Description	Auction Rate Securities	Total
Beginning Balance	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—	—
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(3,500)	(3,500)
Transfers in and/or out of Level 3	3,500	3,500

Ending Balance	$—	$—

9. OTHER INTANGIBLE ASSETS

Other intangible assets as of September 30, 2008 and December 31, 2007 were as follows (in thousands):

	As of September 30, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets
Customer relationships	$18,697	$(13,265)	$5,432	$18,749	$(12,378)	$6,371
Trade names and other	3,842	(3,692)	150	3,985	(3,722)	263
Technology	16,748	(12,153)	4,595	20,153	(15,019)	5,134

Total amortizable intangible assets	$39,287	$(29,110)	$10,177	$42,887	$(31,119)	$11,768

Intangible assets are amortized over a period of two to ten years, which we believe to be the estimated useful lives of the individual assets.

Amortization of acquired technology, a component of other intangible assets, for the three months ended September 30, 2008 and 2007 was $0.2 million and zero, respectively, and is included in cost of license revenue. Amortization expense other than for acquired technology for the three months ended September 30, 2008 and 2007

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

(unaudited)

was $0.3 million and $0.3 million. Amortization of acquired technology, a component of other intangible assets, for the nine months ended September 30, 2008 and 2007 was $0.8 million and $0.8 million, respectively, and is included in cost of license revenue. Amortization expense other than for acquired technology for both of the nine month periods ended September 30, 2008 and 2007 was $1.1 million. No impairment charges were recorded during the three or nine months ended September 30, 2008 or 2007.

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

We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ended December 31, 2008	$573
For the years ended December 31,
2009	2,276
2010	1,924
2011	1,684
2012	1,307
Thereafter	2,413

$10,177

10. LINE OF CREDIT

On December 5, 2006, we entered into a working capital line of credit agreement with our principal bank, under which we may borrow up to $2.0 million. This credit facility is secured by 90-Day Certificates of Deposit. Borrowings under the line of credit bear interest at varying rates based on an independent index which is defined as the rate charged by the Lender on the underlying Certificates of Deposit plus a margin of 1.5%. The initial interest rate is established as 6.4% per annum. The line of credit has a stated maturity of March 23, 2009. There have been no borrowings, and there was no balance outstanding associated with this line of credit as of September 30, 2008 or as of December 31, 2007.

11. SERIES A PREFERRED STOCK

On September 17, 2004, QuadraMed issued 4.0 million shares of Series A Cumulative Mandatory Convertible Preferred Stock (the “Series A Preferred Stock”) in a private, unregistered offering to “qualified institutional buyers” pursuant to Rule 144A under the Securities Act of 1933. The Series A Preferred Stock was sold for $25 per share, and QuadraMed used the $96.1 million of net proceeds of the offering to repurchase all of our Senior Secured Notes due 2008 and our 5.25% Convertible Subordinated 2005 Notes, together with accrued interest and related redemption premiums; the remainder was used for general corporate purposes.

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

(unaudited)

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

Upon the conversion of shares of the Series A Preferred Stock to shares of common stock on or before September 1, 2007, the Series A Preferred Stock holders had an option to convert and receive, when declared by the Board of Directors, dividends equal to the total previously unpaid dividends payable from the effective date of conversion through September 1, 2007 at a rate of $1.375 per annum, or 5.5% per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common shares or any combination thereof at the option of the Company. No shares were converted on or before the option date of September 1, 2007.

As a result of the aforementioned discounted dividend feature, at the date of issuance of the Series A Preferred Stock, the Company recorded dividends payable of $15.2 million, which represents the present value of the three-year dividends. The present value adjustment of $1.3 million was amortized over three years as interest expense using the effective interest rate method. The amortization period ended during 2007, and for the three and nine months ended September 30, 2007, approximately $2,000 and $50,000, respectively was recorded as interest expense.

The carrying value of the Series A Preferred Stock was also reduced by $15.2 million, which represents the imputed discount on the Series A Preferred Stock and which is being accreted over three years using the effective interest rate method. The accretion period ended during 2007, and for the three months ended September 30, 2007, approximately $1.3 million was accreted and charged to accumulated deficit. The Company determined that there was no beneficial conversion feature attributable to the Series A Preferred Stock.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

(unaudited)

The following table summarizes the Series A Preferred Stock activities (in thousands):

		As of September 30, 2008
Total issued		$100,000
Less: Issuance cost		(3,856)
Less: Unaccreted discount
Original present value of discount	(15,174)
2007 preferred stock accretion	2,854
2006 preferred stock accretion	5,059
2005 preferred stock accretion	4,796
2004 preferred stock accretion	2,465	—

Carrying value of preferred stock at September 30, 2008		$96,144

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

The following common stock equivalent shares from the indicated equity instruments were considered in the calculation of diluted earnings per share (in thousands):

	Three months ended September 30,
	2008	2007
Equity instruments:
Preferred stock	6,452	6,452
Warrants	—	412
Stock options	31	218

Total common stock equivalent shares	6,483	7,082

	Nine months ended September 30,
	2008	2007
Equity instruments:
Preferred stock	6,452	6,452
Warrants	—	413
Stock options	32	275

Total common stock equivalent shares	6,484	7,140

For the three month periods ended September 30, 2008, preferred stock equivalent shares were excluded from the computation of diluted earnings per share as their effect would be antidilutive. For the three month

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

(unaudited)

period ended September 30, 2007, common stock equivalent options, warrants and preferred stock equivalent shares were excluded from the computation of diluted earnings per share as their effect would be antidilutive. For the nine months ended September 30, 2008, the preferred stock equivalents shares were excluded from the diluted per share calculation as their effect would be antidilutive. For the nine months ended September 30, 2007, only the preferred stock equivalent shares were antidilutive and excluded from the calculation of diluted earnings per share.

The following table sets forth the computation of basic and diluted income (loss) per common share (in thousands):

	Three months ended September 30,
	2008	2007
Numerator:
Net income (loss) attributable to common shareholders	$1,094	$(522)
Denominator:
Weighted average number of common shares outstanding:
Basic	8,931	8,769
Diluted	8,962	8,769
Income (loss) per common share:
Basic	$0.12	$(0.06)
Diluted	0.12	(0.06)

	Nine months ended September 30,
	2008	2007
Numerator:
Net income attributable to common shareholders	$440	$1,669
Denominator:
Weighted average number of common shares outstanding:
Basic	8,930	8,776
Diluted	8,963	9,464
Income per common share:
Basic	$0.05	$0.19
Diluted	0.05	0.18

The components of QuadraMed’s comprehensive income (loss) include the unrealized gain (loss) on available-for-sale securities and foreign currency translation adjustment. The following table sets forth the computation of comprehensive income (loss) (in thousands):

	Nine months ended September 30,
	2008	2007
Net income attributable to common shareholders	$440	$1,669
Unrealized loss	4	23
Foreign currency translation adjustment	(420)	(5)

Comprehensive income	$24	$1,687

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

(unaudited)

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

14. STOCK-BASED COMPENSATION

Stock Incentive Plans

We have issued stock options and restricted stock under the 1996 Stock Incentive Plan (the “1996 Plan”), the 1999 Supplemental Stock Option Plan (the “1999 Plan”), and the 2004 Stock Compensation Plan (the “2004 Plan”), all of which were approved by stockholders. The 2004 Plan superseded the 1996 Plan, as amended, and the 1999 Plan, as amended, as of May 6, 2004, although stock options and restricted stock granted under the 1996 Plan and the 1999 Plan outstanding as of that date remain subject to the terms of those plans. Significant grants were made outside these plans pursuant to contracts with executives as an inducement to employment. Total non-plan stock options outstanding at September 30, 2008 were 231,427.

1996 Stock Incentive Plan

Under the 1996 Plan, the Board of Directors could have granted incentive and nonqualified stock options to employees, directors and consultants. The 1996 Plan was divided into the following five separate equity programs: (i) the discretionary option grant program under which eligible persons could have been, at the discretion of the plan administrator, granted options to purchase shares of common stock; (ii) the salary investment option grant program under which eligible employees could have elected to have a portion of their base salary invested each year in special option grants; (iii) the stock issuance program under which eligible persons could have been, at the discretion of the plan administrator, issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to QuadraMed; (iv) the automatic option grant program under which eligible non-employee board members shall automatically received option grants at periodic intervals to purchase shares of common stock; and (v) the director fee option program under which non-employee board members could have elected to have all or any portion of their annual retainer fee otherwise payable in cash applied to a special option grant.

The exercise price per share for an incentive stock option could not have been less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option could not have been less than 85% of the fair market value on the date of grant. Option grants under the 1996 Plan generally expire 10 years from the date of grant and generally vest over a four-year period. Options granted under the 1996 Plan are exercisable subject to the vesting schedule. QuadraMed stockholders had authorized a total of 1,766,219 shares of common stock for grant under the 1996 Plan, of which 483,795 were outstanding at September 30, 2008. Because all shares remaining available for issuance under the 1996 Plan were transitioned into the 2004 Plan when the 2004 Plan was established, there were no shares available for grant under this plan at September 30, 2008.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

(unaudited)

1999 Supplemental Stock Option Plan

In 1999, the QuadraMed Board of Directors approved the 1999 Plan. The 1999 Plan permitted non-statutory option grants to be made to employees, independent consultants and advisors who were not QuadraMed officers, directors or Section 16 insiders. The 1999 Plan was administered by the Board of Directors or its Compensation Committee and was scheduled to terminate in March 2009. The exercise price of all options granted under the 1999 Plan could not have been less than 100% of fair market value on the date of the grant. Options vested on a schedule determined by the Board of Directors or the Compensation Committee with a maximum option term of 10 years. QuadraMed stockholders had authorized a total of 684,849 shares of common stock, for grant under the 1999 Plan, of which 182,673 were outstanding at September 30, 2008. Because all shares remaining available for issuance under the 1999 Plan were transitioned into the 2004 Plan when the 2004 Plan was established, there were no shares available for grant under this plan at September 30, 2008.

2004 Stock Compensation Plan

On April 1, 2004, the QuadraMed Board of Directors approved the 2004 Plan. QuadraMed stockholders ratified the adoption of the 2004 Plan on May 6, 2004 at the QuadraMed 2004 Annual Meeting of Stockholders. The 2004 Plan replaced the 1996 Plan and 1999 Plan with respect to the unissued shares of common stock that were remaining in the 1996 Plan and the 1999 Plan on the date the 2004 Plan was ratified. Awards previously granted under the 1996 Plan and 1999 Plan remain subject to the terms of those plans. The QuadraMed stockholders initially authorized 307,274 shares of common stock for grant under the 2004 Plan and increased the number of shares available to the 2004 Plan by 600,000 shares at the 2007 Annual Meeting of Stockholders on September 7, 2007. As a result, the QuadraMed stockholders authorized a total of 907,274 shares of common stock, for grant under the 2004 Plan, of which, 793,259 were outstanding at September 30, 2008. There were 102,145 shares available for grant under this plan at September 30, 2008.

The 2004 Plan permits the grant of non-statutory options, incentive stock options, stock appreciation rights, restricted stock and restricted stock units to employees, prospective employees, directors, and advisors, consultants, and other individuals who provide services to QuadraMed. The exercise price of all options and stock appreciation rights granted under the 2004 Plan may not be less than 100% of fair market value on the date of the grant. The 2004 Plan also features a Non-Employee Director Option Grant Program, whereby non-employee members of the Board automatically receive grants of options with an exercise price of the fair market value per share of common stock as of the date the options are granted as of the date of our annual meetings of stockholders or upon their initial election or appointment to the Board. The Director Fee Option Grant Program, formerly a part of the 2004 Plan, was removed from the 2004 Plan after approval by the Company’s stockholders at the 2008 Annual Meeting of Stockholders on June 5, 2008, in connection with the technical tax-related amendments to the 2004 Plan approved at that meeting. The Director Fee Option Grant Program provided for non-employee Board members to elect to have all or any portion of their annual cash retainer fee applied to special stock option grants with a below-market exercise price. The 2004 Plan is administered by the Compensation Committee and terminates in May 2014.

Employee Stock Purchase Plans

Our 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”) was adopted by the Board of Directors in January 2002. A total of 140,690 shares of common stock were reserved for issuance under the 2002 Purchase Plan, pursuant to which eligible employees were able to contribute up to 10% of their compensation for the purchase of QuadraMed common stock at a purchase price of 85% of the lower of the fair market value of the

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

(unaudited)

shares on the first or last day of an offering period that may range from nine-months to forty-eight months, depending on the Company’s stock price at certain intervals. Stock-based compensation expense relating to shares purchased on behalf of plan participants for the nine months ended September 30, 2008 and 2007 totaled $33,840 and $117,864, respectively.

Effective July 31, 2008, the 2002 Purchase Plan was terminated by the Board of Directors. On August 6, 2008, the Board of Directors adopted the 2008 Employee Stock Purchase Plan (the “2008 Purchase Plan”) which became effective September 1, 2008 and 150,000 shares of common stock have been reserved for issuance under the 2008 Purchase Plan. The 2008 Purchase Plan is subject to shareholder approval at the Company’s 2009 Annual Meeting of Stockholders.

Stock Options:

Stock options generally vest ratably over four years from the date of grant and terminate ten years from the date of grant. The exercise price of the options granted equaled or exceeded the market value of the common stock at the date of the grant. A summary of the stock option activity under all plans is as follows (in thousands except per share data):

	Number of Shares	Weighted Average Exercised Price
Options outstanding, January 1, 2008	1,738	$18.15
Granted	173	9.40
Exercised	(47)	9.68
Cancelled	(172)	27.86

Options outstanding, September 30, 2008	1,692	$14.31

Options exercisable, September 30, 2008	1,163	$14.88

Stock-based compensation expense relating to stock options for the three months ended September 30, 2008 and 2007 totaled $0.8 million and $0.8 million, respectively, and $2.4 million and $1.5 million for the nine months ended September 30, 2008 and 2007, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at September 30, 2008 were 5.12 years and $0.2 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at September 30, 2008 were 6.18 years and $0.2 million, respectively. As of September 30, 2008, unrecognized compensation expense related to stock options totaled approximately $2.9 million, which will be recognized over a weighted average period of 1.2 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes Merton option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2008	2007
Expected dividend yield	—	—
Expected stock price volatility	48.77%	85.97%
Risk-free interest rate	2.97%	4.20%
Expected life of options	5.39 years	5.30 years

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

(unaudited)

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

Based on the above assumptions, the weighted average estimated fair value of options granted during the three months ended September 30, 2008 and 2007 was $3.62 and $11.56 and $4.27 and $12.31 for the nine months ended September 30, 2008 and 2007, respectively. The weighted average estimated fair values for 2007 have been restated in accordance with the one-for-five reverse stock split effective in September 2008.

Restricted Share Awards:

The Company has issued, from time to time, common stock as restricted share awards, with a zero exercise price, as provided for under the QuadraMed stock compensation plans and other contractual commitments. The grants are generally made to certain senior executives. The majority of the restrictions lapse over three to four years. During the year ended December 31, 2005, we issued 130,000 shares of common stock as restricted stock; we issued no restricted stock subsequently through September 30, 2008. We record the fair value of the restricted shares on the date they are granted as deferred compensation within the Stockholders’ Equity section of the consolidated balance sheets. Deferred compensation has been combined with additional paid-in capital as a result of the adoption of SFAS No. 123(R). The fair value of the restricted share award is amortized as compensation expense over the period in which the restrictions lapse. As of September 30, 2008, we had 110,000 restricted share awards subject to forfeiture at a weighted average grant date fair value of $8.85 per share. During the three months ended September 30, 2008, 6,000 shares of restricted stock became fully vested. On July 17, 2008, the Board of Directors approved a policy under which the Company will offer to repurchase shares of restricted stock granted to the Company’s employees on the date such shares vest; however, such repurchase shall be limited to an amount sufficient to permit the applicable employee to pay taxes on such shares. On October 17, 2008, the Company repurchased 46,420 shares of common stock from an executive officer for an aggregate purchase price of $0.3 million pursuant to this policy.

Stock-based compensation expense relating to restricted share grants for each of the three month periods ended September 30, 2008 and 2007 was $0.1 million and compensation expense was $0.3 million for each of the nine month periods ended September 30, 2008 and 2007.

15. MAJOR CUSTOMERS

For the three and nine months ended September 30, 2008, sales to The Department of Veterans Affairs facilities accounted for approximately 14% and 17%, respectively, of our total revenues and sales to The County of Los Angeles accounted for approximately 11% of our total revenues during both periods. For the three and nine months ended September 30, 2007, sales to The Department of Veterans Affairs facilities accounted for approximately 22% and 19%, respectively, of our total revenues and sales to The County of Los Angeles accounted for approximately 10% and 12%, respectively, of our total revenues.

The Company is currently negotiating a renewal of its term license with the Department of Veterans Affairs for its fiscal year, which will end September 30, 2009. The Company is also currently permitting the Department of Veterans Affairs to continue its operation of the software while negotiations are being conducted, although the prior term expired on September 30, 2008.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

(unaudited)

16. INCOME TAXES

Our income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. We review and update our estimated annual effective tax rate each quarter. Our income tax expense totaled approximately $1.6 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively, and $3.0 million and $0.4 million for the nine months ended September 30, 2008 and 2007, respectively. These amounts represented effective income tax rates from continuing operations of approximately 40% and 9% for the three months ended September 30, 2008 and 2007, respectively, and 40% and 6% for the nine months ended September 30, 2008 and 2007, respectively. The significant change in our effective tax rate resulted from our having reduced the valuation allowance against most of our deferred tax assets in the year ended December 31, 2007, causing us to record income tax expense on our income from continuing operations as reported in our statement of operations for the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2007 we only recorded income tax expense related to the tax amortization of goodwill.

We implemented the provisions of FASB Interpretation No. 48 on January 1, 2007. There has been no material change to the amount of unrecognized tax benefits reported as of September 30, 2008. We are maintaining our historical method of accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of its income tax expense.

As of January 1, 2008 open tax years in major jurisdictions date back to 1994 due to the taxing authorities’ ability to adjust operating loss and tax credit carryforwards. No changes in settled tax years have occurred through September 30, 2008. The Company does not anticipate a material change to its total amount of unrecognized tax benefits within the next 12 months.

17. LITIGATION AND OTHER MATTERS

We are subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our company’s financial position or results of operations.

18. SUBSEQUENT EVENT

On October 16, 2008, the Company repurchased 620,614 shares of its common stock from a group of commonly managed investment funds in a privately negotiated transaction for an aggregate purchase price of $3.4 million. The aggregate purchase price was based upon a price per common share of $5.50, which constituted a 37% discount to the average daily closing price of our common stock since it began trading on the Nasdaq Global Market, on July 9, 2008. The Company’s Board of Directors determined that the repurchase was in the best interests of the Company and its stockholders. The Company repurchased the shares with existing cash on hand, and the repurchased shares were deposited into our treasury account. The shares repurchased represented approximately 7% of our outstanding common stock and all of our securities held by these shareholders.

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

Financial Statement Overview

The Company has experienced a number of changes which affect the comparability of the period to period financial results. These changes include the acquisition of the CPR Business in late September 2007, which resulted in a significant revenue variance and additional headcount-related costs within our cost of services and software development expense categories in the 2008 periods. In addition, we began a strategic initiative during February 2008 to increase overall product development capacity through a partnering arrangement with Tata Consultancy Services (“TCS”). Concurrent with this partnering arrangement, we reduced our overall workforce by 69 employees, primarily in the service and software development areas, and incurred severance costs of $0.5 million during 2008. These efforts are expected to result in more efficient operations over the long-term. We believe that these changes make it difficult to compare our operating results for the three and nine months ended September 30, 2008 and 2007.

On April 30, 2008, we completed the sale of substantially all of the assets of our wholly owned subsidiaries, QuadraMed International Pty Limited in Australia and QuadraMed International Limited in the United Kingdom for initial cash proceeds of $0.1 million and future earn-out payments over a three-year period based on a schedule of targeted revenue between $100,000 AUD and $200,000 AUD per year. In connection with this sale, we recorded a loss on sale of these assets of $1.1 million and severance expense of $0.2 million, which are reflected primarily in costs of services in our second quarter of 2008. The products contained within these subsidiaries focused on stand-alone lab and radiology products installed in the United Kingdom, Australia and New Zealand. However, with the addition of the QuadraMed CPR (“QCPR”) product last year, which includes integrated lab and radiology, and our focus on the Care-Based Revenue Cycle and core products, these foreign-based products were considered redundant to our portfolio. We remain committed to our international clients with the QCPR product in Canada, the United Kingdom and Saudi Arabia.

On June 16, 2008, QuadraMed Corporation announced the effectiveness of the Reverse Split. On June 25, 2008 we received approval to list our common stock, par value $0.01, on the NASDAQ Global Market under the new trading symbol of QDHC. We delisted our common stock from the American Stock Exchange on July 8, 2008 and our common stock began trading on the NASDAQ Global Market on July 9, 2008. We believe this change improves our corporate visibility and the effective marketability of our common stock, providing our investors with a better environment for trading shares of our common stock.

On July 5, 2008, the Saudi Arabia National Guard Health Affairs, located in Riyadh, Saudi Arabia, signed a contract for QCPR service expansion, migration to InterSystem’s Cache database and interface licenses that represent sales bookings of approximately $8.8 million, with a total contract value of approximately $10.6 million. The revenue will be recognized on a percentage of completion basis over the contract service period, which is anticipated to be two years.

On July 7, 2008, we announced the general availability of QCPR—Cache/SQL 5.0.5, which provides hospitals with a fully integrated electronic health record operating on an enterprise platform built upon the InterSystems Cache, a high performance, post-relational SQL database that is consistently ranked best in KLAS.

On August 1, 2008, Daughters of Charity Health System of Los Altos Hills, California signed a $15.8 million contract for the Phase II and Phase III options of a Master Agreement that was originally finalized on November 30, 2006, prior to QuadraMed’s acquisition of the CPR Business. Phase II and Phase III include the purchase of software and services for the QCPR platform including interactive care-grid, order management, access management, clinical decision support, nursing documentation, chart management and additional software for scheduling, electronic document management, medical records, computerized physician order entry and patient registration, all for their five facility network of hospitals. The Phase I option, which was ordered at the same time as the execution of the Master Agreement, included the purchase of software, services and hardware for an integrated medication management system, and was valued at $6.7 million.

The Company recognized $0.4 million of revenue during the current quarter and $1.4 million of revenue during the nine months ended September 30, 2008 related to an analysis of certain older contracts and service agreements. As a result of this analysis, we determined that the services had been completed under such contracts and service agreements, that no further obligations were outstanding, and that all cash had been collected; consequently, we recognized revenue from these contracts during the three months and nine months ended September 30, 2008 upon completion of our analysis. All costs related to these revenues were recognized in prior periods when incurred. Also during the current quarter, the company recorded $1.1 million of revenue related to the correction of an error in revenue recognized in prior periods. The error was determined to be immaterial. Our gross margins, which were 60% for the three month period and 58% for the nine month period ended September 30, 2008, would have been 58% and 57%, respectively, had these one-time non-recurring revenue items not been recorded during the three and nine month periods ended September 30, 2008. In addition, our net income, which was $2.5 million for the three month period and $4.6 million for the nine month period ended September 30, 2008, would have been $1.6 million and $3.3 million for the three and nine month periods ended September 30, 2008.

The Company is currently negotiating a renewal of its term license with the Department of Veterans Affairs for its fiscal year, which will end September 30, 2009. The Company is also currently permitting the Department of Veterans Affairs to continue its operation of the software while negotiations are being conducted, although the prior term expired on September 30, 2008.

Net income for the three months ended September 30, 2008 was $2.5 million compared to $1.5 million for the same period in 2007. This increase between periods was primarily a result of a $3.0 million increase in income from operations offset by a $1.5 million increase in our provision for income taxes and a $0.6 million decrease in interest income. We only began recognizing deferred income tax expense during the fourth quarter of 2007 because, at that time, we determined that a valuation allowance on most of our deferred tax assets was no longer required. Income tax expense was $1.6 million for the three months ended September 30, 2008 compared to only $0.1 million for the three months ended September 30, 2007. Income from operations before income taxes for the third quarter of 2008 was $4.1 million, compared to $1.6 million in the corresponding 2007 quarter. The major contributors to this year-over-year increase were an increase of $4.3 million in gross margin, offset in part by a $1.3 million increase in operating costs primarily associated with additional personnel and operating costs from the CPR Business that were not incurred during the 2007 period. In addition, interest income decreased by $0.6 million in the 2008 period as a result of lower cash and short-term investment balances subsequent to the acquisition in 2007. Net income (loss) attributable to common shareholders for the three months ended September 30, 2008 was $1.1 million, or $0.12 per basic share and per diluted share, compared to a loss of $(0.5) million, or $(0.06) per basic share and per diluted share. Net income (loss) attributable to common shareholders includes preferred stock dividends and accretion of $1.4 million and $2.0 million in the respective 2008 and 2007 periods.

Net income for the nine months ended September 30, 2008 was $4.6 million compared to $6.3 million for the same period in 2007. This decrease between periods was primarily a result of the provision for income taxes and a reduction in other income, offset by increased income from operations. As discussed above, we only began recognizing deferred income tax expense during the fourth quarter of 2007 and income tax expense was $3.0 million for the nine months ended September 30, 2008 compared to only $0.4 million for the nine months ended September 30, 2007. Income before income taxes for the nine months ended September 30, 2008 was $7.5 million compared to $6.7 million for the nine months ended September 30, 2007. This increase resulted primarily from increased income from operations directly related to higher total revenue and gross margin, offset by a decrease in other income, net from $2.3 million in the 2007 period to $0.4 million in the 2008 period. The decrease in other income, net is primarily the result of lower interest income in 2008 period as discussed above and the inclusion in the 2007 period of a $0.4 million non-operating gain. Income from operations during the 2008 period increased $2.7 million from the 2007 period due to an increase in revenue and gross margin between periods. Net income attributable to common shareholders for the nine months ended September 30, 2008 was $0.4 million or $0.05 per basic share and per diluted share, compared to $1.7 million, or $0.19 per basic share and $0.18 per diluted share. Net income attributable to common shareholders includes preferred stock dividends of $4.1 million and $4.7 million in the respective 2008 and 2007 periods.

As of September 30, 2008, we had $23.8 million in cash and investments, compared to $17.5 million as of December 31, 2007. The $6.3 million increase in cash and investments, which occurred despite the $3.7 million that we used to repurchase common stock during the first half of the year, was primarily a result of the timing of cash collections from customers and the payment of operating expenses. During the third quarter of 2008, we received approximately $3.0 million for an initial contract payment from a significant new customer. Our Days Sales Outstanding (“DSO”) was 49 at September 30, 2008 compared to 69 at December 31, 2007 and 50 at September 30, 2007.

Results of Operations (unaudited)

The following table sets forth selected data for the three month periods ended September 30, 2008 and 2007. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Three months ended September 30,
	2008		2007
Revenue
Services	$5,930	16%	$4,348	13%
Maintenance	18,205	47%	14,115	43%
Installation and other	3,153	8%	3,081	10%

Services and other revenue	27,288	71%	21,544	66%
Term Licences	8,099	21%	8,485	26%
Perpetual Licenses	3,127	8%	2,455	7%

Licence revenue	11,226	29%	10,940	33%
Hardware revenue	75	0%	424	1%

Total revenue	38,589	100%	32,908	100%

Cost of revenue
Cost of services and other revenue	11,487	42%	9,722	45%
Royalties and other	3,671	33%	4,237	39%
Amortization of acquired technology and capitalized software	245	2%	—	—

Cost of license revenue	3,916	35%	4,237	39%
Cost of hardware revenue	64	85%	146	34%

Total cost of revenue	15,467	40%	14,105	43%

Gross margin	23,122	60%	18,803	57%

Operating expenses
General and administration	5,027	13%	4,464	14%
Software development	8,328	22%	8,144	25%
Sales and marketing	4,968	13%	4,536	14%
Loss on sale of assets	46	0%	—	—
Amortization of intangible assets and depreciation	761	2%	707	2%

Total operating expenses	19,130	50%	17,851	55%

Income from operations	$3,992		$952

The following table sets forth selected data for the nine month periods ended September 30, 2008 and 2007. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Nine months ended September 30,
	2008		2007
Revenue
Services	$17,102	15%	$12,887	13%
Maintenance	51,734	46%	42,274	44%
Installation and other	9,614	9%	8,323	9%

Services and other revenue	78,450	70%	63,484	66%
Term Licences	23,651	21%	22,093	23%
Perpetual Licenses	9,260	8%	7,036	7%

License revenue	32,911	29%	29,129	30%
Hardware revenue	505	1%	3,863	4%

Total revenue	111,866	100%	96,476	100%

Cost of revenue
Cost of services and other revenue	34,324	44%	25,434	40%
Royalties and other	11,365	35%	11,273	39%
Amortization of acquired technology and capitalized software	756	2%	825	3%

Cost of licenses revenue	12,121	37%	12,098	42%
Cost of hardware revenue	328	65%	3,533	91%

Total cost of revenue	46,773	42%	41,065	43%

Gross margin	65,093	58%	55,411	57%

Operating expenses
General and administration	14,907	13%	12,916	13%
Software development	25,362	23%	23,218	24%
Sales and marketing	14,105	13%	12,345	13%
Loss on sale of assets	1,161	1%	—	—
Amortization of intangible assets and depreciation	2,400	2%	2,505	3%

Total operating expenses	57,935	52%	50,984	53%

Income from operations	$7,158		$4,427

Revenue

Revenue is recognized during the respective periods from various sources, including but not limited to amounts initially recorded as deferred revenue for which the Company has now completed its contractual commitments; service revenue relating to installation, consulting and training; maintenance contracts that renew periodically, typically on an annual basis; and revenues recognized on a cash-basis.

Total revenue. Total revenue for the three months ended September 30, 2008 was $38.6 million, an increase of $5.7 million or 17%, compared to $32.9 million for the three months ended September 30, 2007. Total revenue for the nine months ended September 30, 2008 was $111.9 million, an increase of $15.4 million, or 16%, from $96.5 million for the nine months ended September 30, 2007. The increases between the three months ended September 30, 2008 and the three months ended September 30, 2007 were primarily due to the acquisition of the CPR Business during the last half of September 2007. The increase between the nine months ended September 30, 2008 and the nine months ended September 30, 2007 was primarily due to the acquisition of the CPR Business during the last half of September 2007 partially offset by a decrease in hardware revenue which occurred because we recorded $3.7 million during the second quarter of 2007 related to a sale of a large hardware configuration to a single customer during the second quarter of 2007.

Services and other revenue. Services and other revenue consists of professional services, such as implementation and installation services, training, maintenance (which consists of technical support and product upgrades), reimbursable expenses and other services revenue. Professional services are typically provided over a period of three to nine months for the Health Information Management Suite and two to three years for our Care and Patient Revenue Management products. These services are provided subsequent to the signing of a software license agreement and are integral to the delivery of our software licenses to the customer. Our maintenance revenue depends on both new licenses of our software products and renewals of maintenance agreements by our existing customer base.

Services revenue for the three months ended September 30, 2008 was $5.9 million compared to $4.3 million for the three months ended September 30, 2007. The net increase of $1.6 million was principally due to consulting services related to the QCPR products acquired at the end of the third quarter of 2007. Services revenue was approximately 16% and 13% of our total revenue for the three month periods ended September 30, 2008 and 2007, respectively.

Services revenue for the nine month period ended September 30, 2008 of $17.1 million increased from $12.9 million for the same period in 2007. Services revenue was approximately 15% and 13% of our total revenue for the nine month periods ended September 30, 2008 and 2007, respectively. The overall increase in services revenue was primarily due to the acquisition of the CPR Business at the end of the third quarter of 2007, partially offset by a decrease in the services revenue for the Smart Identity Management products. Further, during the nine months ended September 30, 2007, we recognized revenues for clean-up services provided to two significant customers.

Maintenance revenue for the three months ended September 30, 2008 was $18.2 million compared to $14.1 million for the three months ended September 30, 2007. Maintenance revenue as a percentage of total revenue was 47% and 43% for the three month periods ended September 30, 2008 and 2007, respectively. The net increase resulted from the QCPR products purchased in the third quarter of 2007 and an increase in our Care and Patient Revenue Management products, partially offset by a decrease in the maintenance revenue from our Lab and Radiology products that were sold to a third party in April 2008. Maintenance revenue for most of our products increased slightly due to contractually-based increases, but the maintenance revenue for the Health Information Management Suite decreased slightly due to the sunset of our Encoder product suite at the end of 2007.

Maintenance revenue for the nine months ended September 30, 2008 was $51.7 million or 46% of total revenue. For the nine months ended September 30, 2007, maintenance revenue was $42.3 million or 44% of total revenue. The increase of $9.4 million in maintenance revenue is principally due to the QCPR products purchased at the end of the third quarter of 2007 and an increase for our Care and Patient Revenue Management products; these increases were partially offset by a decrease in maintenance revenue from our Lab and Radiology products that were sold to a third party in April 2008 and from the sunset of our Health Information Management Encoder product suite at the end of 2007. Maintenance revenue for most of our products increased slightly due to contractually-based increases.

Installation revenue related to the Health Information Management Suite term licenses is recognized ratably over the license term. Installation and other revenue for Health Information Management Suite perpetual licenses, Patient Access and government solution products are typically recognized upon a completion of contract basis. The installation and other revenue for many of our other products, including Care and Patient Revenue Management, is recognized on a percentage of completion basis of accounting.

Installation and other services revenue increased by $0.1 million to $3.2 million for the three months ended September 30, 2008 from $3.1 million during the three months ended September 30, 2007. The installation and other services revenue increase resulted from a $0.5 million increase in the QCPR products purchased at the end of the third quarter of 2007. This increase was offset by a decrease in revenue for our Care and Patient Revenue Management products. Installation and other services revenue as a percentage of total revenue was approximately 8% and 10% for the three month periods ended September 30, 2008 and 2007, respectively.

Installation and other services revenue for the nine months ended September 30, 2008 was $9.6 million compared to $8.3 million for the nine months ended September 30, 2007. The $1.3 million increase between periods was attributable to the QCPR products purchased at the end of the third quarter of 2007. Installation and other services revenue as a percentage of total revenue was approximately 9% for each of the nine month periods ended September 30, 2008 and 2007.

Licenses. License revenue consists of fees and licenses for our owned, proprietary software, as well as third-party owned software that we bundle into our suite of products. Overall, license revenue increased $0.3 million, or 3%, to $11.2 million in the three months ended September 30, 2008 from $10.9 million in the three months ended September 30, 2007. License revenue as a percentage of total revenue was approximately 29% and 33% for the three month periods ended September 30, 2008 and 2007, respectively. Licenses revenue for the nine months ended September 30, 2008 of $32.9 million increased from $29.1 million at September 30, 2007. License revenue as a percentage of total revenue was approximately 29% and 30% for the nine month periods ended September 30, 2008 and 2007, respectively.

Term license revenue decreased 5%, or $0.4 million, to $8.1 million in the three months ended September 30, 2008 from $8.5 million in the same quarter last year. For the nine months ended September 30, 2008, term license revenue increased 7%, or $1.6 million, to $23.7 million from $22.1 million in the same period last year. The decrease for the three month period was attributable to the sunset of the Encoder product at the end of 2007. The increase for the nine month period ended September 30, 2008 was attributable to the completed installation of our VIP software at 147 Department of Veterans Affairs sites throughout 2007, offset in part by a decrease in the Health Information Management Suite due to the sunset of our Encoder product at the end of 2007.

Perpetual license revenue increased 24%, or $0.6 million, to $3.1 million in the third quarter of 2008 from $2.5 million in the same quarter last year. Perpetual license revenue for the nine months ended September 30, 2008 was $9.3 million compared to $7.0 million for the nine months ended September 30, 2007. The increase in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was mainly due to the completion of a significant Imaging project during the current quarter, as well as due to the acquisition of the QCPR product at the end of September 2007. The $2.3 million increase for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was also due to the aforementioned Imaging and QCPR products as well as $0.8 million recognized during the three months ended June 30, 2008 related to the closeout of older contracts that had been held as deferred revenue. As we reported in the second quarter of 2008, after a thorough analysis of these contracts, we determined that all services had been completed under such contracts and service agreements, that no further obligations were outstanding, and that all cash had been collected; consequently, we recognized license revenue of approximately $0.8 million and services revenue of approximately $0.2 million from these contracts during the three months ended June 30, 2008.

Hardware. Hardware revenue consists of the sale of third-party hardware purchased specifically for use by our customers. Hardware revenue was $0.1 million during the three months ended September 30, 2008, compared to $0.4 million during the three months ended September 30, 2007. Hardware revenue as a percentage of total revenue was 1% or less in both of the three month periods ended September 30, 2008 and 2007. The decrease in hardware revenue was the result of a decrease in percentage of completion hours coded in the third quarter of 2008 as compared to the third quarter of 2007.

Hardware revenue for the nine months ended September 30, 2008 of $0.5 million decreased significantly compared to the hardware revenue for the nine months ended September 30, 2007 of $3.9 million. Hardware revenue as a percentage of total revenue was approximately 1% and 4% for the nine month periods ended September 30, 2008 and 2007, respectively. The decrease between the nine month periods resulted from a $3.7 million sale during the second quarter of 2007 of a large hardware configuration to a single customer.

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

Deferred Revenue

The following table is a summary roll forward schedule of deferred revenue (in thousands):

	For the Three Months Ended September 30,
	2008	2007
Deferred revenue, beginning balance	$50,920	$49,821
Add: revenue deferred	28,376	34,150
Less: deferred revenue recognized	(34,563)	(32,107)

Deferred revenue, ending balance	$44,733	$51,864

	For the Nine Months Ended September 30,
	2008	2007
Deferred revenue, beginning balance	$36,111	$46,347
Add: revenue deferred	112,945	100,633
Less: deferred revenue recognized	(104,323)	(95,116)

Deferred revenue, ending balance	$44,733	$51,864

The deferred revenue balance increased approximately $8.6 million to $44.7 million at September 30, 2008 compared to $36.1 million at December 31, 2007. The September 30, 2008 balance was comprised of $15.5 million in deferred license revenue, $22.7 million in deferred maintenance revenue, and $6.5 million in deferred services and other revenue. The balance as of December 31, 2007 was comprised of $11.9 million in deferred license revenue, $18.5 million in deferred maintenance revenue, and $5.7 million in deferred services and other revenue. The increase was principally attributable to annual maintenance and license billing in the first quarter of 2008 as well as billing milestones being met in advance of revenue being recognized on a contract accounting basis. These increases are partially offset by a $1.6 million decrease in deferred revenue resulting from the closeout of older contracts during the second and third quarters of 2008 that had been held as deferred revenue. The deferred revenue balance as of September 30, 2008 includes $0.8 million related to our Department of Veterans Affairs contract compared to $1.0 million as of December 31, 2007. The deferred revenue decreased approximately $6.2 million in the current quarter to $44.7 million from $50.9 million as of June 30, 2008 due mainly to amounts of license and services revenue recognized for the fiscal year 2008 Department of Veterans Affairs contract.

During the three months ended June 30, 2008, the Company sold approximately $0.6 million of deferred revenue associated with the disposition of its Lab and Radiology assets.

Cost of Revenue

Cost of services and other. Cost of services and other consists of salaries and related expenses associated with services performed for customer support, installation, maintenance and consulting services as well as payments to third party vendors. Cost of services and other for the three months ended September 30, 2008 was $11.5 million compared to $9.7 million in the corresponding period in 2007, which represent 42% and 45% as a percentage of services and other revenue for the respective periods. The net $1.8 million increase was primarily attributable to increased personnel costs attributable to the CPR Business acquisition at the end of September 2007, as well as to increased maintenance costs for third-party applications associated with higher maintenance revenue in 2008.

Cost of services and other for the nine months ended September 30, 2008 was $34.3 million compared to $25.4 million in the corresponding period in 2007, which represent 44% and 40% as a percentage of services and other revenue for the respective periods. The net $8.9 million increase was primarily attributable to increased personnel costs attributable to the CPR Business acquisition at the end of September 2007 and contract related expenses for temporary staff and contractors, as well as to increased maintenance costs for third-party applications associated with higher maintenance revenue in 2008.

Cost of licenses. Cost of licenses consists primarily of third-party software costs, royalties and amortization of capitalized software and acquired technology. A significant percentage of our total cost of revenue is attributable to royalties and licenses relating to third party software embedded within our own applications. Generally, royalties fluctuate based on revenue, the number of customers or licensed users, and therefore may fluctuate on a quarter-to-quarter basis. Cost of licenses for the three months ended September 30, 2008 was $3.9 million, compared to $4.2 million for the three months ended September 30, 2007. As a percentage of license revenue, cost of licenses was 35% and 39% for the respective three month periods. The $0.3 million decrease between quarters is due primarily to a $0.5 million decrease in Department of Veterans Affairs related royalties, offset by a $0.2 million increase in acquired software amortization.

Cost of licenses for both of the nine month periods ended September 30, 2008 and 2007 was $12.1 million. However, cost of licenses was 37% and 42% as a percentage of license revenue for the nine months ended September 30, 2008 and 2007, respectively.

Cost of hardware. Cost of hardware consists of third-party hardware and installation costs from the sale of hardware to our customers in connection with the implementation of our software. Cost of hardware for both of the three month periods ended September 30, 2008 and 2007 was $0.1 million. As a percentage of hardware revenue, cost of hardware was 85% and 34% for the three months ended September 30, 2008 and 2007, respectively. Cost of hardware for the nine months ended September 30, 2008 was $0.3 million, compared to $3.5 million for the nine months ended September 30, 2007. As a percentage of hardware revenue, cost of hardware was 65% and 91% for the nine months ended September 30, 2008 and 2007, respectively. The decrease between the nine month periods resulted from a $3.5 million sale during the second quarter of 2007of a large hardware configuration to a single customer.

Gross Margin

Our gross margin was 60% for the three months ended September 30, 2008 compared to 57% for the same period in 2007. Gross margin on license revenue was 65% for the three months ended September 30, 2008 compared to 61% for the three months ended September 30, 2007. This 4% increase in gross margin on license revenue was driven by an increase in perpetual license revenue during the 2008 period associated with our completion of a significant implementation project for EDM products, the recognition of revenue deferred for certain older contracts and service agreements for which costs had been recognized as incurred in prior periods and higher QCPR revenue; these items were partially offset by an additional $0.2 million of acquired technology and capitalized software amortization in 2007 related to the CPR Business acquisition. Gross margin on services and other revenue was 58% for the three months ended September 30, 2008 compared to 55% for the three months ended September 30, 2007; this increase was due primarily to the increase in services revenue, offset slightly by higher maintenance costs associated with third-party applications.

Our gross margin was 58% for the nine months ended September 30, 2008 compared to 57% for the same period in 2007. Gross margin on license revenue was 63% for the nine months ended September 30, 2008 compared to 58% for the nine months ended September 30, 2007. This 5% increase in margin on license revenue was due primarily to the aforementioned recognition of revenue deferred for older contracts and service agreements, the completion of a significant implementation project for EDM products, higher QCPR revenue and lower acquired software amortization. Gross margin on services and other revenue was 56% for the nine months ended September 30, 2008 compared to 60% for the nine months ended September 30, 2007. This decline was due primarily to an increase in personnel-related costs resulting from the CPR Business acquisition at the end of September 2007.

Operating Expenses

General and administration. General and administration expense increased to $5.0 million for the three months ended September 30, 2008, compared to $4.5 million for the three months ended September 30, 2007. As a percentage of total revenue, general and administration expense was 13% and 14% for the three month periods ended September 30, 2008 and 2007, respectively. The $0.5 million increase is attributable to increases in cost of employee stock options, other employee related benefits, legal fees and allocated overhead expenses.

General and administration expense increased to $14.9 million for the nine months ended September 30, 2008, compared to $12.9 million for the nine months ended September 30, 2007. As a percentage of total revenue, general and administration expense was 13% for each of the nine month periods ended September 30, 2008 and 2007. The $2.0 million increase is attributable to increases in salaries, cost of employee stock options, other employee-related benefit expenses, accounting and legal fees, and expenses related to our NASDAQ listing and the one-for-five reverse stock split.

Software development. Software development expense during the three months ended September 30, 2008 was $8.3 million compared to $8.1 million during the three months ended September 30, 2007. As a percentage of total revenue, software development expense was 22% and 25% for the three month period ended September 30, 2008 and 2007, respectively. The net increase of $0.2 million was attributable primarily to higher contract and temporary services, professional fees and travel expenses offset by headcount reductions related to the refocusing of our development activities and resources. As announced during the first quarter of this year, we entered into a partnering arrangement with TCS through which a significant level of our development work is now being channeled. As a result of this arrangement, we experienced a much higher level of contractual expenses during the current quarter, which were partially offset by a lower level of salary and wage expenses for full-time development employees whose activities were displaced by TCS. Overall, we increased our development capacity through this initiative by 11%, and eliminated approximately 52 internal positions; we currently have approximately 104 members of the TCS staff working on QuadraMed software development initiatives.

Software development expense during the nine months ended September 30, 2008 was $25.4 million compared to $23.2 million during the nine months ended September 30, 2007. As a percentage of total revenue, software development costs were 23% and 24% for the three month periods ended September 30, 2008 and 2007, respectively. The net increase of $2.2 million was attributable primarily to the reasons discussed above, including the CPR Business acquisition in late September 2007 and the partnering arrangement with TCS; we also incurred approximately $0.5 million of severance expense in the first quarter of 2008.

Sales and marketing. Sales and marketing expense increased $0.5 million for the three months ended September 30, 2008 to $5.0 million, from $4.5 million for the three months ended September 30, 2007. As a percentage of total revenue, sales and marketing expenses were 13% and 14% for the three month period ended

September 30, 2008 and 2007, respectively. The net increase was primarily attributable to higher salary and wage expenses resulting from the CPR Business acquisition at the end of September 2007, as well as incremental professional fees. Although sales bookings increased during the three months ended September 30, 2008 compared to the same quarter last year, the commissions earned decreased due to the sales mix and different compensation plans year over year.

Sales and marketing expense increased $1.8 million for the nine months ended September 30, 2008 to $14.1 million, from $12.3 million for the nine months ended September 30, 2007. As a percentage of total revenue, sales and marketing expenses were 13% for each of the respective periods. The net increase was primarily attributable to the reasons discussed above, including the CPR Business acquisition’s impact on salary and wage-related expenses, cost of employee stock options, professional fees and travel expenses.

Amortization of intangible assets and depreciation. Amortization of intangible assets and depreciation expense increased to $0.8 million for the three months ended September 30, 2008 from $0.7 million for the three months ended September 30, 2007. Amortization of intangible assets and depreciation expense decreased to $2.4 million for the nine months ended September 30, 2008 from $2.5 million for the nine months ended September 30, 2007. The net change in both the three month and nine month periods was principally the result of the expiration of the amortization periods for intangible assets recorded in connection with prior acquisitions.

Other Income (Expense)

Other income (expense), net. Net other income was $0.1 million during the three months ended September 30, 2008, compared to net other income of $0.7 million in the corresponding quarter of 2007 and was $0.4 million during the nine months ended September 30, 2008, compared to $2.3 million for the same period in 2007. These decreases were primarily due to lower interest income earned on our cash balances and investment portfolios subsequent to the $33.0 million CPR Business acquisition for cash at the end of September 2007.

Provision for Income Taxes

Our provision for income taxes increased to $1.6 million during the three months ended September 30, 2008 compared to $0.1 million for the three months ended September 30, 2007 and increased to $3.0 million during the nine months ended September 30, 2008 compared to $0.4 million for the nine months ended September 30, 2007. The increases during both the three and nine month periods resulted from our determination in December 2007 that a valuation allowance on most of our deferred tax assets was no longer required which resulted in an increase in our effective tax rate to 40% in 2008 periods, compared to 9% for the three month period in 2007 and 6% for the nine month period in 2007.

Liquidity and Capital Resources

We expect that cash provided by operating activities will be our primary source for funding our operating needs. Our other sources of liquidity are cash and cash equivalents as well as short-term and long-term investments. As of September 30, 2008, we had $23.8 million in unrestricted cash equivalents and investments. In addition, we have a working capital line of credit agreement under which we may borrow up to $2.0 million. There were no borrowings outstanding under the line of credit agreement as of September 30, 2008 or December 31, 2007. Any future borrowings under this line of credit will have to be securitized with underlying investments held at the issuing bank. In October 2008, we used approximately $3.7 million of available cash to repurchase 620,614 shares in a privately negotiated transaction from a group of investment funds under common management and to repurchase 46,420 shares from a named executive officer that vested under a restricted stock award to permit such executive officer to pay the taxes associated with the vesting of such shares.

Our investments as of September 30, 2008 include $1.9 million of auction rate securities. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 28 days. Since February

2008, auctions have failed for our holdings because sell orders have exceeded buy orders. During the third quarter of 2008, the brokers who originally sold us the auction rate securities entered into agreements with state and/or federal regulators to repurchase certain auction rate securities at par value. The Company notified the brokers it would participate in the repurchase programs and, in October 2008, $1.2 million of our auction rate securities were sold at par under this program. The remaining $0.7 million of our auction rate securities have been tendered for sale and our broker informed us the repurchase is expected to be completed in November 2008. We have the ability and intent to hold these securities until the broker completes such repurchases and we do not expect to incur any losses on our auction rate securities.

Accounts receivable were $20.4 million as of September 30, 2008 compared to $26.1 million as of December 31, 2007. Our DSO was 49 at September 30, 2008 compared to DSO of 69 at December 31, 2007. Accounts receivable decreased by $5.7 million and DSO decreased by twenty days mainly due to strong cash collections in the first nine months of the year, despite $18.0 million more in billings during the nine months ended September 2008 compared to the same period in 2007 and a significantly higher revenue base due to the inclusion of QCPR revenue for the 2008 DSO calculation.

In addition to our billed accounts receivable, we had unbilled receivables of $9.7 million as of September 30, 2008 and $5.2 million as of December 31, 2007. Unbilled receivables relate to products or customer agreements where billing is based on specifically agreed dates or milestones while revenue is recognized on a contract basis of accounting. The increase of $4.5 million was principally due to increased implementation efforts for the QCPR products and contracts with international customers signed during the nine months ended September 30, 2008 that did not allow advance billing. We expect to bill and collect the unbilled revenue as billing milestones in the specific contracts are met.

The Company’s condensed consolidated statement of cash flows is summarized below (in thousands):

	For the Three Months Ended September 30,
	2008	2007
Cash provided by operating activities	$2,825	$4,023
Cash used in investing activities	(412)	(24,221)
Cash used in financing activities	(980)	(616)
Effect of exchange rates on cash	(626)	71

Net increase (decrease) in cash and cash equivalents	$807	$(20,743)

	For the Nine Months Ended September 30,
	2008	2007
Cash provided by operating activities	$14,996	$17,848
Cash provided by (used in) investing activities	1,294	(37,650)
Cash used in financing activities	(7,307)	(2,059)
Effect of exchange rates on cash	(692)	(6)

Net increase (decrease) in cash and cash equivalents	$8,291	$(21,867)

Cash provided by operating activities is primarily driven by our operating income or loss, the timing of receipt of customer payments, and the timing of our payments to vendors and employees. During the three months ended September 30, 2008, $2.8 million was provided by operating activities, as compared to the same period in 2007 when $4.0 million was provided by operating activities. Net income during the third quarter of 2008 of $2.5 million, included non-cash charges for depreciation, amortization and stock compensation totaling $2.0 million. Further, changes in working capital used approximately $1.6 million. During the third quarter of 2007, net income of $1.5 million included non-cash charges for depreciation, amortization and stock compensation of $1.7 million, but also included changes in working capital that provided $0.9 million of operating cash flow.

During the nine months ended September 30, 2008, $15.0 million was provided by operating activities, compared to the same period in 2007 when $17.8 million was provided by operating activities. Net income for the first nine months of 2008 of $4.6 million included non-cash charges for depreciation, amortization, and stock compensation of $7.2 million. In addition, changes in working capital provided approximately $3.2 million, which was driven primarily by initial contract payments from two large customers during the third quarter of 2008. By comparison, during the nine months ended September 30, 2007, net income was $6.3 million, including non-cash charges of $5.4 million and net working capital changes that provided $6.2 million of cash. The difference between periods is due primarily to changes in working capital. Cash provided by prepaid expenses and other was almost $2.0 million greater, and cash used by payables and liabilities was almost $4.0 million less, in the nine month period ended September 30, 2007; these were offset in part by deferred revenue and accounts receivable, net which provided $3.0 million more in cash during the respective 2008 period.

Cash flows from investing activities used $0.4 million during the three months ended September 30, 2008, primarily due to $0.6 million in capital asset purchases offset by the reduction in restricted cash of $0.2 million. During the three months ended September 30, 2007, we used $24.2 million in investing activities primarily due to cash payments of $33.7 million for the acquisition of the CPR Business and $0.9 million for capital asset purchases, all partially offset by net proceeds of $10.3 million from the sale of available for sale securities.

Cash flows from investing activities provided $1.3 million during the nine months ended September 30, 2008, primarily through net sales of investments of $1.8 million and $0.8 million in restricted cash that became available during the period; we also used $1.4 million for capital asset purchases during the period. During the nine months ended September 30, 2007, we used $37.7 million in investing activities primarily due to cash payments of $33.7 million for the acquisition of the CPR Business, $2.5 million for net investment purchases, and $1.5 million for capital asset purchases.

Cash used in financing activities was $1.0 million for the three months ended September 30, 2008 compared to cash used of $0.6 million for the three months ended September 30, 2007. The increase in cash used between periods was primarily due to greater proceeds in the 2007 quarter from the issuance of common stock resulting from the exercise of stock options.

Cash used in financing activities was $7.3 million for the nine months ended September 30, 2008 compared to cash used of $2.1 million for the nine months ended September 30, 2007. The increase in cash used between periods was primarily due to $3.7 million used to repurchase our common stock during 2008, offset by $1.6 million greater proceeds in the 2007 period from the issuance of common stock resulting from the exercise of stock options.

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

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of September 30, 2008 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Accrued dividends	$1,375	$1,375	$—	$—	$—
Operating leases	12,287	5,084	6,436	767	—

Total contractual obligations	$13,662	$6,459	$6,436	$767	$—

Other Commercial Commitments
Term deposit for bank guarantee	$72	$—	$72	$—	$—
Standby letters of credit (1)	1,341	1,224	117	—	—

Total commercial commitments	$1,413	$1,224	$189	$—	$—

(1)	The less than 1 year amount of $1.2 million includes a $0.2 million letter of credit in favor of the State of New Jersey under its contract and a $1.0 million letter of credit in favor of another customer under its contract. The remainder represents security deposits for leased facilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2008 (in thousands, except average interest rates):

		Aggregate Fair Value

Cash and cash equivalents:
Cash (1)		$14,341
Money Market funds		1,069

Total cash and cash equivalents		$15,410

Short-term investments:
Certificates of Deposit		$3,045
Debt issued by the US government		965
Auction rate securities		1,200

Total short-term investments		$5,210

Investments:
Auction rate securities		$650
Debt securities issued by the US government		2,568

Total long-term investments		$3,218

	Aggregate Fair Value	Weighted Average Interest Rate

Summary:
Cash	$14,341	2.91%
Money Market funds	1,069	2.35%
Certificates of Deposit	3,045	3.81%
Auction rate securities	650	3.93%
Debt issued by US government	3,533	4.18%

	$22,638	3.25%

(1)	Excluded from the fair value of the principal amounts of cash is $1.6 million, which is restricted cash that is held in escrow for rental properties, and meeting customer performance expectations.

Performance of Equity Markets

The performance of the equity markets can have an effect on our operations as certain of our variable life insurance policies have premiums invested in equity securities.

Foreign Currency Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. Changes in foreign exchange rates did not materially impact our results of operations. For the nine months ended September 30, 2008, approximately 4% of total revenue was denominated in currencies other than the U. S. dollar and approximately 3% of our total direct and operating costs were incurred in currencies other than the U. S. dollar.

Item 4.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board of Directors. As of September 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act of 1934). An evaluation was conducted to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms. The Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

QUADRAMED CORPORATION

Date: November 6, 2008	By:	/s/ KEITH B. HAGEN
Keith B. Hagen Chief Executive Officer

Date: November 6, 2008	By:	/s/ DAVID L. PIAZZA
David L. Piazza Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1**	Form of Indemnification Agreement between QuadraMed and its directors and executive officers.

10.2	2008 Employee Stock Purchase Plan of QuadraMed Corporation (Exhibit 4.3 to our Registration Statement on Form S-8, No. 333-153671, as filed with the SEC on September 25, 2008).

31.1**	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith