Form 10-K
period 2008-12-31
QUADRAMED CORP
filed 2009-03-11
CIK 1018833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from              to

Commission File Number: 001-32283

QUADRAMED CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	52-1992861
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

12110 SUNSET HILLS ROAD, SUITE 600 RESTON, VIRGINIA	20190
(Address of Principal Executive Offices)	(Zip Code)

(703) 709-2300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value Per Share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2008, the last business day of the Registrant’s most recently completed second quarter was approximately $74,601,401 (based upon the price at which the common stock was last sold as reported by the NASDAQ Global Market on June 30, 2008). Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 5, 2009, 8,296,219 shares of the Registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement to be filed subsequently for the 2009 Annual Meeting of Stockholders are incorporated herein by reference in Part III.

QUADRAMED CORPORATION

FORM 10-K

ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2008

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

PART I

Item 1. Business

Overview

QuadraMed Corporation (“QuadraMed” or the “Company”) is a Delaware corporation based at 12110 Sunset Hills Road, Reston, Virginia. The Company was incorporated in 1993 and reincorporated in Delaware in 1996. We do business directly and through our subsidiaries, all of which are wholly owned and operated under common management. The Company considers itself to be a single reporting segment, specifically the software segment.

The business mission of QuadraMed is to advance the success of hospitals and other healthcare organizations through healthcare information technology (“HIT”) that leverages quality care into positive financial outcomes. Hospitals of many various sizes and specialties, including community hospitals, academic hospitals, local and regional delivery networks, hospital-based clinics and governmental agencies, including the 147 Veteran’s Administration hospitals (“VA”), use our solutions to provide high quality care, improve their operational efficiencies and achieve better financial performance.

For healthcare providers, clinical information and quality measurements are becoming drivers of reimbursement. Our solutions are designed to leverage better care into positive financial outcomes. We automate hospital processes and allow hospitals to take advantage of the new pay-for-performance paradigm. We can provide value from the beginning of the patient encounter with patient identification software and enterprise scheduling. During a patient’s visit, our solutions enable physicians, nurses and other clinicians to order, document and monitor the care process all through a common electronic health record (“EHR”). Documentation related to the care process provides information used to codify treatment in preparation for the billing process. Our solutions then can complete the process by managing billing, claims generation, collections and reporting.

We also provide professional services related to our products that are designed to enable clients to achieve the highest return on their investments. These services include implementation, project management, support, consulting, technical assistance, and end-user training.

As evolving reimbursement scenarios challenge hospitals by linking their quality of care to appropriate reimbursement, we believe that our pay-for-performance oriented solutions will become increasingly competitive as healthcare organizations evaluate information technology to help them achieve operational and financial improvement.

Healthcare Industry

Healthcare organizations continue to be under pressure to improve quality and efficiency while meeting increasingly rigorous governmental regulatory controls. Our solutions enable hospitals to meet these challenges;

moreover, we believe these industry factors may increase the demand for our solutions in the coming years. The Centers for Medicare and Medicaid Services (“CMS”) continue to strengthen its pay-for-performance programs by adding quality measures requirements, by reducing payments to hospitals and physicians that fail to meet quality standards and by seeking repayment from hospitals and physicians for improper billing. Through the Medicare Modernization Act of 2003, CMS established a program to determine the extent of potential over billing by healthcare organizations. Results from the original demonstration states of New York, California and Florida uncovered $980 million of potential repayments to CMS. With the Tax Relief and Healthcare Act of 2006, CMS made permanent the Recovery Audit Contractor (“RAC”) programs for uncovering improper Medicare billing, and CMS has announced plans for the RAC program to be implemented nationwide by 2010. The majority of improper payments identified thus far have been associated with either medical necessity or coding errors. We offer software and professional services to hospitals to help them avoid these errors, and help them prepare for these audits, therefore reducing the likelihood of RAC-related repayment penalties.

With the new administration in place, healthcare reform is clearly a national priority. Modernizing the healthcare system, and thereby reducing cost, with improved information systems infrastructure, changing the funding model, and extending coverage to more citizens are all key objectives. Support for applying information technology to address these priorities was evident with the passage of the American Recovery and Reinvestment Act in February 2009, with the inclusion of $20 billion allocated for healthcare information technology. While it is impossible to predict how these monies will directly impact any specific company, we believe this is a positive indicator for the healthcare information technology sector as this legislation will provide higher reimbursement, bonuses and grants to physicians and hospitals for the adoption and demonstration of the meaningful use of information technology during government fiscal years 2011 through 2015.

Our Strategy

QuadraMed markets its healthcare information solutions to hospitals of various sizes and specialties, including community hospitals, academic hospitals, and local and regional delivery networks. We divide this broad market into three target segments: the hospital-based enterprise healthcare information system (“HIS”) market, the departmental health information management (“HIM”) market, and the government healthcare market. Contracts with clients in these market segments provide revenues generally from software licenses, both term and perpetual in duration, from implementation and project related services and from software maintenance.

Enterprise Healthcare Information System Market

For the enterprise HIS market, we offer bundled software packages to hospitals. Our solutions can automate virtually every aspect of a hospital’s operation, from the initial patient schedule to the final remittance from a payer. By integrating the core processes of hospitals—access/identity management, care management, health information management and revenue cycle management—we can enable our clients to benefit from new quality-based reimbursement and pay-for-performance programs.

Within our enterprise HIS strategy we have two foci: With the acquisition eighteen months ago of QCPR, we have significantly improved our competitive position in the clinical information systems market. QCPR continues to enjoy a strong market position; and, in 2008, KLAS, an independent customer service rating agency, ranked QCPR 5th among inpatient EHRs, an improvement of QCPR’s ranking of 6th in 2007 by the same rating agency. In 2008, our ability to demonstrate the improved functionality available in QCPR, helped us achieve substantially greater clinical information systems sales success as compared to any single year since 2000. As we look for opportunities to continue QCPR sales growth, we note opportunity within our existing Affinity clinical client base. In 2008, we signed contracts to migrate seven Affinity clinical client hospitals to QCPR. We believe there are approximately forty to fifty Affinity clinical clients that will be looking to upgrade their clinical systems over the next three years. Most of these Affinity clinical clients are considered to be “small” hospitals and average fewer than 200 inpatient beds each. We expect that the average initial contract value for migrating from the Affinity clinical system to QCPR to be in the range of $1.5M to $3M each, representing a three to four year revenue opportunity for QuadraMed of $65M to $140M.

Our second HIS focus is on the enterprise revenue cycle management (“RCM”) market. There are predictions that spending may shift towards RCM as those systems continue to age and become too costly to maintain. Jefferies, a healthcare IT-focused equity research firm, has estimated that as many as 1 in 4 hospitals could replace their RCM systems over the next three to five years. QuadraMed has a strong RCM market position. Our Affinity RCM product line has long been known and recognized for its robust patient accounting capabilities and in 2008 was ranked 2nd in the industry by KLAS. We believe the Affinity RCM solution continues to be a competitive product in this market as evidenced by the signing in January, 2009 of an Affinity RCM contract with Fremont-Rideout Healthcare Group, a three hospital system in northern California.

Health Information Management Market

In addition to pursuing the enterprise HIS market strategy, we provide the Quantim® departmental solution to the HIM area of hospitals. We have achieved success and market presence in the HIM departmental market, and we estimate that approximately 1,700 U.S. hospitals are using a least one of our HIM solutions. In 2008, our Quantim product was ranked 3rd in the industry by KLAS. The HIM market continues to represent a growth opportunity for us, and according to HIMSS, is projected to grow at about 20% per year over the next five years. HIM market growth is being fueled by several factors: the upcoming conversion from ICD-9 to ICD-10 that all U.S. hospitals will undertake the growing acceptance of medical dictation with speech recognition applications, the acceptance of outsourced medical transcription and the adoption of computer-assisted coding (“CAC”). We believe our solutions provide a competitive advantage for us in this growing market.

The move to ICD-10 will have far reaching implications within our industry. ICD-9 Clinical Modification (ICD-9-CM) has been used in the United States as the means to encode diagnoses and procedures since the late 1970s. ICD-9 is one of the code sets mandated by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) . Since the late 1990s, revised code sets have been available based upon a newer “10th revision” (ICD-10 Clinical Modification and ICD-10 Procedure Classification System). The newer code set, called ICD-10, is much more complex and descriptive, identifying twice as many diagnoses as ICD-9, twenty times as many injuries and fifty times as many procedures as the previous version. The new code set is anticipated to be more accurate in interchanges with payers and more precise as to statistical insight into actual patient treatment. ICD-10 is also organized in such a way that it can expand as medical knowledge grows and disease classifications increase. CMS recently published its final ICD-10 rule, mandating the entire U.S. healthcare industry to switch to the new coding system by October 2013. This will be a massive change in the industry, and according to Deloitte Touche will have implications as far reaching as the Y2K switch over. In February 2008, Gartner predicted that when ICD-10 is implemented within the U.S., it could lead to “the biggest HIM market share shake up in years.” Because the new coding methodology is more complex and coding is very tightly linked to hospital reimbursement and maintaining regulatory and quality reporting compliance, hospitals will begin preparing for the conversion significantly in advance of the 2013 mandate. Coders will need to be retrained, systems evaluations will begin and consulting opportunities will emerge, followed by purchases of new ICD-10 compliant software. We believe this is a substantial market opportunity for us that will begin to emerge well ahead of the 2013 mandate.

The upheaval due to the transition from paper to electronic records as a result of EMR implementations, the CMS RAC program and the mandate of ICD-10 compliance in 2013, is creating significant market opportunity for HIM-related services and consulting. To exploit this opportunity, our HIM market strategy also includes expanding in the area of HIM services centered upon three major types of opportunities:

•	Regulatory preparation, advice and assistance

•	Technology preparation and assistance

•	Clinical documentation improvement

In our view, these are “high-value” consulting services and are in contrast to other lower value staff augmentation services such as transcription and coding which can be supplied via various low-cost off-shore models. Here are examples of each:

•	The RAC program has created a number of new engagement opportunities for existing HIM consulting companies and represents a new market opportunity for us.

•

With the advent of ICD-10, consulting firms are moving to assist hospitals with retraining coders to use the new coding guidelines, as well as helping hospitals implement clinical documentation improvement programs and training physicians. With our HIM market presence and expertise in clinical, financial and HIM domains, we can provide consulting assistance on many fronts.

•

Driven by consumer desire for access to their patient health record, HIM departments will be tasked with managing both the input of data as well as the output of patient medical record information. We have an opportunity in this area to lend guidance in the management of security, oversight, and monitoring of access to the patient’s personal health record.

•

It is often said in healthcare that “if it’s not documented it did not happen and it cannot be billed for”. Hospitals depend largely upon physicians to document care completely. New service initiatives are emerging to help hospitals and their physicians improve their clinical documentation processes so that care that is provided can be billed for. We can provide consulting services in this area as well.

Government Healthcare Market

QuadraMed currently provides its Encoder Product Suite (“EPS”) to the VA under a five-year Blanket Purchase Agreement (“BPA”). Our Government Programs group is working to expand our business success within the federal healthcare sector. We continue to evaluate new opportunities within the Department of Defense (“DOD”) as well as other federal agencies, such as the Indian Health Services (“IHS”) and The Department of Health and Human Services (“HHS”) for business growth potential. Our initiatives will include the expansion of marketing efforts at government trade shows and active field campaigning with our sales force. We will seek to leverage our success with the VA as additional government agencies look to standardize and share patient health data across organizations and to analyze current technologies implemented on a national scale throughout government health facilities. QuadraMed will also consider partnership opportunities with vendor organizations familiar with the DOD market as well as other marketing channels to broaden our exposure and access to the government market.

Additionally, we are targeting the VA as an area of potential growth for the Company. We can leverage the existing EPS national contract and Blanket Purchase Agreement, as a forum to promote additional HIM products and services to the VA. Our multi-year relationship with the VA of continued delivery of training and consulting services has enabled us to gain in-depth knowledge of the VA’s revenue cycle and HIM processes; in our opinion, this workflow knowledge provides us with a competitive advantage to expand our VA business. Accordingly, various QuadraMed software and services will be evaluated and potentially refined to offer new solutions in an effort to further enable the VA’s goals to improve its complex and unique business practices.

Product Offerings

We continue to invest in developing innovative solutions that leverage our intellectual property and human capital. Our solutions mirror the core operating processes of a hospital.

QuadraMed Care Management Solutions

QCPR enables healthcare organizations to reach the goal of an EHR with integrated, workflow-driven solutions that enable clinicians to organize and manage patient care activities, access patient information and document the care they provide. QCPR is focused on the patient, facilitating the delivery of safe, accurate and timely care. QuadraMed CPOE (Computer Physician Oder Entry) brings innovation in clinical decision support to the industry using advanced knowledge management functionality with the goal of improving patient safety and outcomes. In addition, QCPR includes pharmacy, laboratory and radiology applications that are integrated with the care management process. QCPR also combines with QuadraMed AcuityPlus™ for nursing workforce management to form the QuadraMed Care Management solution. In 2008, we successfully converted QCPR to the industry leading healthcare database Cache’. This major platform improvement bolsters our enterprise HIS offering, and provides an industry standard database and improved reporting capabilities to our clients. In 2008, we also continued to modernize our “Integrated Medication Management” (“IMM”) module. Our closed-loop medication management software now has increased alert capability including configurability of the type and severity of alerts and improved allergy checking.

Additionally, our Clinical Outcome Practice Evaluator (“COPE”), for core measures and quality benchmarking, is a key part of our pay-for performance solution in which we integrate clinical practice with financial outcomes. COPE now provides hospitals with the ability to determine the quality of care provided to their patients, thereby ensuring the accuracy of data submitted as well as understanding the guideline requirements. Having this data enables hospitals to have greater clarity into their quality performance relative to their peers.

QuadraMed Patient Revenue Management Solutions

QuadraMed’s Patient Revenue Management solutions are designed to facilitate timely, accurate and complete billing. At the core of these solutions are embedded HIPAA EDI transaction sets that drive our workflow-oriented solutions. These solutions offer the flexibility of sending transactions to a clearinghouse or directly to payers. They also provide technology such as exception-driven workflow and rules-based logic, in an effort to ensure that healthcare organizations have the right tools available to work the right account at the right time. Combined with integrated contract management, account workflow, central business office and performance measurement applications, QuadraMed Patient Revenue Management solutions effectively and efficiently manage the business of transforming patient care into revenue. QuadraMed’s Patient Revenue Management includes comprehensive HIPAA-compliant EDI, integrated denial management and exception-driven workflow to help our customers reach financial success. In 2008 we added features to our Affinity RCM solution, including: the ability to audit “Visit Insurance Changes” which provides audit trail reporting for all insurances, not just the primary insurance (thus enhancing revenue collection); cash posting procedures enhancements, resulting in greater efficiencies and cash collection; improved “Suspense Account” processing resulting in more accurate patient bills and greater customer satisfaction; and Collector Worklist updates, which continue the evolution of the Account Workflow suite of products by providing updates based on client feedback.

QuadraMed Health Information Management Solutions

QuadraMed’s Quantim HIM suite provides links between access, care and patient revenue. With patient information a key element of quality care, Quadramed HIM electronic documentation management (EDM), workflow, electronic signature and QuadraMed File Manager™ solutions enable healthcare organizations to efficiently manage information critical processes within their facilities. QuadraMed HIM abstracting, facility coding, physician coding and compliance solutions offer a web-native, integrated health information management platform designed to improve healthcare providers’ compliance and reimbursement. Our HIM products integrate across the suite of Care-Based Revenue Cycle solutions. These solutions are designed with input from HIM professionals to ensure improvements in key success metrics. In 2008, we made progress on our embedded workflow technology and integrated our Affinity RCM system with our Quantim HIM Outpatient Compliance to allow Affinity clients to use the features of Outpatient Compliance, creating added value and many cross sales opportunities. Also, we completed our eSignature product which improves operational efficiencies by allowing physicians to electronically sign their clinical reports and route them to HIM staff immediately upon completion. This application reduces manual efforts, saves time and speeds up the billing process. Further, QuadraMed’s Electronic Document Management product, when combined with eSignature provides simplified viewing, auditing, signing, and routing of information quickly, easily, and securely.

QuadraMed Access and Identity Management Solutions

Accurate patient/person identification is accomplished through QuadraMed’s Smart Identity Management™ solutions, which combine advanced technology, powerful workflow tools and proven methodologies to provide a comprehensive identity management program for today’s healthcare enterprises. Patient access and resources are managed using QuadraMed Enterprise Scheduling, which includes advanced web scheduling, medical necessity checking and insurance verification checking capabilities. In 2008 we made generally available our next-generation ‘enterprise master patient index’ solution, Smart Identity Exchange™ (“Smart I/X”). Our Smart I/X solution is aimed squarely at one of the oldest problems in healthcare—accurately and automatically identifying patients as they move among providers and care venues. For any patient who has had to fill out the same demographic information over and over, Smart I/X will be a welcome relief. It can also reduce costs, eliminate paper and increase accuracy for health systems.

Governmental Solutions

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

International

We signed a significant contract to extend our relationship with the Saudi Arabia National Guard Health Affairs (“NGHA”), located in Riyadh, Saudi Arabia. This QCPR expansion represented sales bookings of approximately $8.8 million, with a total contract value of approximately $10.6 million. Currently installed at one hospital and four primary healthcare centers in the central region of Riyadh, QuadraMed will install QCPR at three additional hospitals and twelve primary healthcare centers.

In 2008 we sold the assets of the Sydney, Australia based QuadraMed International (“QMI”) healthcare laboratory and radiology business to Integrated Software Solutions (“ISS”) headquartered in North Sydney, Australia. As a result of the QCPR acquisition we now have a fully integrated hospital laboratory and radiology solution with clients operational in the U.S., U.K. and Saudi Arabia. This made the QMI solution redundant, and therefore, it became a non-strategic asset to us. ISS now assumes full responsibility for maintenance and support for the QMI clients.

Competition

Competition for our products and services is intense and is expected to increase. We compete with other providers of healthcare information software and services, as well as healthcare consulting firms. Our principal competitors include McKesson Corporation, Inc., Siemens Medical, Meditech Corporation, Eclipsys Corporation, Cerner, GE Medical Systems/IDX, and 3M/SoftMed Corporation. Based on a report from KLAS, Meditech enjoys the largest clinical information systems market share in terms of number of hospital clients, followed by Cerner and McKesson, respectively. Other competitors include niche providers of electronic document management software, identity management products and services, decision support products and financial services consulting and outsourcing.

Customers

Healthcare organizations of varying size, from small single-entity hospitals to large multi-facility care delivery organizations as well as Veteran’s Health Administration facilities all derive value from our solutions. We primarily market to acute care hospitals and multi-facility care delivery organizations or integrated delivery networks. We have customers located throughout the United States, and in Puerto Rico, Canada, Saudi Arabia and the United Kingdom. In 2008, the Department of Veterans Affairs awarded QuadraMed an annual contract under its existing Blanket Purchase Agreement, with a stated value of approximately $23.4 million, renewing the term license for QuadraMed’s Encoder Product Suite, and for related training services for all Veterans Affairs Medical Centers nationwide during the government’s 2009 fiscal year. In 2008 and 2007, sales to VA facilities accounted for approximately 18% and 19%, respectively of our total revenues and sales to The County of Los Angeles accounted for 12% and 14%, respectively of our total revenues.

Technical Strategy

A goal of QuadraMed’s technology strategy is to become the single trusted source of all patient data for a healthcare delivery system—i.e., to contain the entire legal medical record as an EHR for all patients treated, in a single logical database, such that all patient data is described by, and accessible through, a single database, to include but not be limited to:

•	Structured and unstructured clinical documentation

•	Lab results and diagnostic images

•	Medication orders and administration records

•	Transcribed clinical reports

•	Demographic, financial and insurance information

•	An accounting of all charges and payments against a patient’s account

•	Scanned documents as necessary

•	Data from third party systems through industry standard Health Level Seven (“HL7”) interfaces.

QuadraMed seeks to provide a high level of integration among clinical care systems, HIM systems and revenue cycle management systems by employing a variety of technology strategies, to include, but not be limited to:

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

•

HIM and Enterprise Scheduling product lines are being enhanced to include Caché as a supported database technology; and these systems are evolving to use Ensemble for workflow and rules-based functionality.

•	QuadraMed products are evolving to support Web-services, which coordinate and integrate QuadraMed products and simplify configuration and management.

•	QuadraMed products are evolving toward support for a richly functional, graphical user interface (“GUI”) with a uniform end-user experience all based on standard Web-browser technology.

•	QuadraMed products are evolving toward support for workflow driven business process management and embedded business intelligence.

Employees

QuadraMed’s staff includes product management and development teams with healthcare experience, software engineers, sales and marketing, and corporate support/administrative. We believe that we have a satisfactory relationship with our employees, none of whom are represented by a union or other collective bargaining group. As of December 31, 2008, we had approximately 613 employees: 85 in general and administration, 70 in sales and marketing, and the remaining employees in technical, consulting, research and development and support services.

Intellectual Property

We rely on a combination of copyright, trademark and trade secret law, and nondisclosure and non-compete agreements to protect our proprietary methodologies, computer software and databases. In addition, we require that all employees sign an agreement prohibiting them from disclosing or using our confidential information and requiring them to disclose and assign to us any new ideas, developments, discoveries or inventions related to our business. Further, we enter into non-disclosure agreements with business partners and customers in the ordinary course of business. The Company owns trademark registrations or pending trademark applications with the United States Patent & Trademark Office for many of our corporate and product trademarks and service marks including QuadraMed; the QuadraMed logo; Affinity; APCAnalyzer+; Care-Based Revenue Cycle; Compucare; Cope; Intelligent Care Sets; MEDREC; MEDREC Millennium; MPIspy; nCoder+; Powering Smarter Healthcare; QCPR SmartStart; the Stylized QM logo; Quantim; SmartID; SmartManager; SmartMerge; SmartScan; SmartSwipe; SmartPal; Smart Identity; Spectrim; Tempus; TempusOne; TempusXpress; VACC; and We Do Technology, So You Can Do Healthcare.

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

The American Recovery and Reinvestment Act (“ARRA”) enacted in February 2009 includes provisions for the Director of the National Institute for Standards and Technology (“NIST”) to develop standards and implementation specifications and certification criteria for EHR functionality, interoperability, reliability and security by no later than December 31, 2009. NIST replaces the Certification Commission for Health Information Technology, or CCHIT, as the certification body for health information technology products. Adherence to these forthcoming standards is not a federal requirement at this time. However, hospitals and physicians will only receive ARRA incentive payments by demonstrating meaningful use of certified EHR technology. We expect preparing for, meeting and maintaining conformity to the NIST criteria, or any similar criteria, will require significant and increasing investment.

The Company believes that its current compliance obligations with regards to federal, state and local environmental laws and regulations has no material effect on its capital expenditures, earnings or competitive position.

Available Information

Our corporate headquarters are located at 12110 Sunset Hills Road, Reston, Virginia in the Washington, D.C. metropolitan area. Our telephone number is 703-709-2300. We file quarterly and annual reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document that we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov and on our website, http://www.quadramed.com, which features all of our current SEC filings free of charge as soon as reasonably practicable after they are filed with the SEC. Our SEC filings are also available at the office of the NASDAQ Stock Exchange. For further information on obtaining copies of our public filings from the NASDAQ Stock Exchange, visit the NASDAQ website at http://www.nasdaq.com.

Item 1A. Risk Factors

You should carefully consider the following factors and other information set forth in this report, including our financial statements and the related notes. The risks set forth below are in addition to risks that apply to most businesses. Our business and future performance may be affected by the following:

Turmoil in the Global Economy May Have a Negative Impact on Customer Purchasing Decisions and Ability to Pay, in addition to Supplier Pricing.

The downturn in the global economy may cause hospitals and other healthcare organizations, including our existing and potential customers, to modify their purchases and reduce the amount of their spending for HIT products. In addition, many hospitals and other healthcare organizations may delay, or defer to a later period, their purchasing and renewal decisions. Further, the troubled economy could challenge the financial health of our customers and suppliers, potentially resulting in their failure to make timely payments to us, amend our payment arrangements or delay delivery of software updates. Each of these possibilities could have a negative impact on our revenues, sales bookings and overall financial position.

Changes in Procurement Practices of Hospitals Have and May Continue to Have a Negative Impact on Our Revenues.

A substantial portion of our revenues has been and is expected to continue to be derived from sales of software products and services to hospitals. Hospitals are slow to make changes and generally favor their existing vendor when considering an upgrade in their systems. Consolidation in the healthcare industry, particularly in the hospital and managed care markets, could decrease the number of existing or potential purchasers of products and services and could adversely affect our business. In addition, the decision to purchase our products often involves a committee approval. Consequently, it is difficult for us to predict the timing or outcome of the buying decisions of our customers or potential customers. In addition, many healthcare providers are consolidating to create integrated delivery networks with greater regional market power. Others may become participants in integrated delivery systems (“IDS”) or integrated delivery networks (“IDN”) through merger and acquisition activity or the formation of collaborations using shared or jointly owned information technology services entity, some of which may seek to implement a single electronic health information solution for participating organizations. These emerging systems IDSs or IDNs or collaborations could have greater bargaining power, which may lead to decreases in prices for our products, and consequently could adversely affect our business, financial condition and results of operations.

The Variability and Length of Our Sales Cycle for Our Products May Exacerbate the Unpredictability and Volatility of Our Operating Results.

We cannot accurately forecast the timing of customer purchases due to the complex procurement decision processes of most healthcare providers and payers. How and when to implement, replace, expand or substantially modify an information system are major decisions for hospitals, such decisions require these entities to make significant capital expenditures. As a result, we typically experience sales cycles that extend over several quarters. In particular, our Patient Care and Revenue Management software has a higher average selling price and longer sales cycle than many of our other products. As a result, we have only a limited ability to forecast the timing and size of specific sales, making the prediction of quarterly financial performance more difficult.

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

Failure to Maintain Effective Internal Controls Could Have a Material Adverse Effect on Our Business, Operating Results and Stock Price.

We have documented and tested our internal control procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Our annual management assessment of the effectiveness of our internal control over financial reporting may be found under Item 9A. Controls and Procedures. The attestation of our auditors as a result of their audit of our internal control over financial reporting may be found at page F-3 Report of Independent Registered Public Accounting Firm. As reported under Item 9A, our management believes that our internal control over financial reporting and disclosure controls and procedures were effective as of December 31, 2008.

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

Our Ability to Borrow or Issue Additional Shares of Preferred Stock Is Restricted by the Terms of Our Series A Preferred Stock.

The Fourth Amended and Restated Certificate of Incorporation governing our Series A Preferred Stock provides that so long as at least 600,000 shares of Series A Preferred Stock are outstanding, at least 66 2/3% of the votes entitled to be cast by the holders of the Series A Preferred Stock shall be required to approve the incurrence by QuadraMed of any long-term senior indebtedness of QuadraMed in an aggregate principal amount exceeding $8,000,000, excluding certain prior existing indebtedness. Furthermore, the Certificate of Incorporation requires the affirmative vote of a majority of any outstanding shares of the Series A Preferred Stock prior to the authorization or creation of, or increase in the authorized amount of, any shares of any class or series (or any security convertible into shares of any class or series) ranking senior to or on par with the Series A Preferred Stock in the distribution of assets upon any liquidation, dissolution or winding up of QuadraMed or in the payment of dividends. This may hinder or delay our ability to borrow funds or issue additional preferred stock.

We Could Experience a Significant Impact on Our Revenue if Our Customers Do Not Renew Maintenance Contracts.

We derive a significant percentage of our revenue, including 45% of our total revenue for fiscal year 2008, from maintenance services. We provide maintenance services under maintenance contracts to many of our customers in connection with our healthcare information technology products. In general, these maintenance contracts renew on an annual basis. If a significant portion of these maintenance contracts were not renewed, our maintenance revenues would decline which could have a material adverse effect on our total revenue for the period(s) in which the maintenance contracts were discontinued.

Future Sales in the Public Market of the Common Stock, Underlying our Series A Preferred Stock or Option Exercises and Sales Could Lower Our Stock Price.

A substantial number of shares of our common stock are issuable upon the exercise of stock options and upon conversion of our Series A Preferred Stock. We cannot predict the effect, if any, those future sales of such shares of common stock, or the availability of shares of common stock for future sale, will have on the market price of our common stock. Sales of substantial amounts of common stock issued or issuable upon the exercise of stock options or upon the conversion of our Series A Preferred Stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

If Our Series A Preferred Stock is Converted into Common Stock, these Converting Stockholders Will Have Significant Voting Power, and They Will Have the Ability to Exert Substantial Influence Over Matters Requiring Stockholder Approval.

Each share of our Series A Preferred Stock is convertible into 1.6129 shares of our common stock, and the Series A Preferred Stockholders may convert at any time. If all of our Series A Preferred Stock is converted into common stock, the shares issued upon this conversion will total approximately 43.77% of our outstanding common stock. In addition, many of our Series A Preferred Stockholders own common stock. Therefore, although these stockholders may not acquire majority control upon conversion of their Series A Preferred Stock, if these distinct stockholders were to act together, they will have the ability to exert substantial influence over all matters requiring approval of our stockholders, including the election and removal of directors, the approval of mergers or other business combinations, and other significant corporate actions. This ability to influence our affairs might not be advantageous to our other stockholders.

Our Inability to Protect Our Intellectual Property Could Lead to Unauthorized Use of Our Products, which Could Have an Adverse Effect on Our Business.

We rely on a combination of trade secret, copyright and trademark laws, nondisclosure, non-compete and other contractual provisions to protect our proprietary rights. Although we have no patents, measures taken by us to protect our intellectual property may not be adequate, and our competitors could independently develop products and services that are substantially equivalent or superior to our products and services. Any infringement or misappropriation of our proprietary software and databases could put us at a competitive disadvantage in a highly competitive market and could cause us to lose revenues, incur substantial litigation expense and divert management’s attention from other operations.

We are Dependent Upon Third-Party Software Licenses in Connection with the Sale of Our Software. If These Licenses Are Not Renewed or Are Terminated, We May Not Be Able to Continue to Use the Related Technology on Commercially Reasonable Terms or at All.

We depend on licenses from a number of third-party vendors for certain technology, including the computer hardware, operating systems, database management systems, programming language and runtime environment upon which we develop and operate our products. We are materially reliant upon licenses with the following third-party vendors: InterSystems Corporation, Document Storage Systems, Inc., Megas Corporation, Unicor Medical, Oracle, Microsoft, Quovadx, Jinfonet, the American Medical Association and the American Hospital Association. Most of these licenses expire within two to four years. Such licenses can be renewed only by mutual consent and may be terminated if we breach the license terms and fail to cure the breach within a specified time period. If such licenses are terminated, we may not be able to continue using the technology on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce product shipments until equivalent technology is obtained, which could have a material adverse effect on our business, financial condition and results of operations. However, as all application software companies, including QuadraMed and our competitors, are reliant on licensed technology and third-party components, we believe our reliance on such technology and licenses does not place us at a competitive disadvantage.

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

In addition to our existing business, our acquisition of the CPR business in September 2007 increased the number of our customers and vendors located outside the United States, including in Canada, the United Kingdom, and the Middle East. While our contracts in the Middle East are denominated in U.S. dollars, most of our contracts with Canadian and U.K. customers and vendors are denominated in Canadian dollars and British pounds sterling, respectively. As a result, unfavorable changes in foreign currency exchange rates could increase the costs of our operations in these countries, and we do not currently engage in any activities to hedge our foreign currency exposure. Further, instability in the Middle East or changes in the relations between the United States and the Middle East could increase the costs of our operations or affect our ability to maintain our customer or vendor contracts in this area.

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

Throughout our history, we have made many acquisitions and have encountered significant challenges integrating the acquired businesses into our operations. In recent years, we have made significant progress toward that integration. However, we continue to support different technology platforms. In the future, we plan to make investments in or acquire additional complementary businesses, products, services or technologies. These investments and acquisitions, including our acquisition of the CPR assets and related business of Misys Hospital Systems, Inc., have created new integration challenges. Some of the challenges we have encountered, and may encounter with acquisitions in the future, in integrating acquired businesses include:

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

Government Regulation to Adopt and Implement ICD-10-CM and ICD-10-PCS Medical Code Set Standards Could Require Substantial Modification of our Coding and Compliance Software

On January 16, 2009, DHHS adopted the final rule for ICD-10-CM and ICD-10-PCS code sets, rules and guidelines, replacing the current ICD-9-CM guidelines that are used in our software products. The anticipated implementation date for the ICD-10-CM and ICD-10-PCS code sets, rules and guidelines is October 1, 2013. Adoption of these new code sets will require us to change our systems and our methods, which will likely require a significant expenditure of software development capital and decrease future business prospects for our current product line until it is so updated.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We lease all of our facilities and do not own any real property. Our executive and corporate offices are located in Reston, Virginia, in approximately 70,750 square feet of leased office space under a lease that expires in 2011. We also lease other various locations throughout the United States including approximately 34,000 square feet of unused office space in San Rafael, California. The San Rafael lease expires in December 2009. We believe that our facilities provide sufficient space for our present needs, and that additional suitable space, if needed, would be available on reasonable terms.

Item 3. Legal Proceedings

We are subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on the company’s financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter 2008.

Item 4A. Executive Officers of the Registrant

QuadraMed’s executive officers as of December 31, 2008 are as follows:

Name	Age	Position
Keith B. Hagen	46	Chief Executive Officer and President
David L. Piazza	53	Chief Financial Officer and Executive Vice President
James R. Klein	61	Senior Vice President and Chief Technology Officer
James R. Milligan	48	Senior Vice President, Sales and Government Programs
Steven V. Russell	52	Senior Vice President, Corporate Development

Keith B. Hagen (46) has served as our Chief Executive Officer and President since October 2005. From March 2003 until joining the Company, Mr. Hagen served as the President and a director of M. Transaction Services, Inc., a national healthcare electronic data interchange (EDI) service provider and subsidiary of Misys plc, where he was responsible for their transaction service operations. He served as Senior Vice President for Product Development and Chief Technology Officer of Misys Healthcare Systems, a leading healthcare IT company and subsidiary of Misys plc, from July 2001 to March 2003. He also served as Senior Vice President for Product Development and Chief Technology Officer with Sunquest Information Systems from March 2000 until July 2001, at which time Misys plc acquired Sunquest. Until January 2000, he served as Senior Vice President for Products and Technology and Chief Technology Officer for The Compucare Company, which was acquired by QuadraMed in 1999. Mr. Hagen has over twenty-four years of experience in healthcare information technology and operations. Mr. Hagen received a Bachelor of Science degree in Computer Science from the State University of New York.

David L. Piazza (53) became our Executive Vice President, Chief Financial Officer, Treasurer and Secretary in August 2005. Mr. Piazza joined the Company in October 2003 as Vice President of Finance and was responsible for all non-accounting finance and administrative matters for the Company. Prior to QuadraMed, Mr. Piazza spent twenty years in the telecommunications sector serving in a variety of capacities including Chief Financial Officer of both public and private firms. He began his career in the public accounting practice, where he specialized in the audits of regulated companies. Mr. Piazza is a CPA and a graduate of the University of Illinois.

James R. Klein (61) became our Senior Vice President and Chief Technology Officer in August 2005. Mr. Klein is a healthcare information technology veteran who served as Director of Healthcare Technology from August 2004 to August 2005 for the Company’s technology partner, InterSystems Corporation. In addition, he served as Vice President and Research Director at the Gartner Group from April 1997 to August 2004. Prior to joining the Gartner Group, he was Vice President of The Compucare Company, a company acquired by QuadraMed in 1999. Mr. Klein has over thirty years of experience in the healthcare information technology industry. Mr. Klein received a Bachelor of Science degree in Mathematics from Villanova University and a Masters Degree in Computer Science from the University of Maryland.

James R. Milligan (48) became our Senior Vice President for Sales and Government Programs in August 2005. Mr. Milligan joined QuadraMed in October 2001 as a regional Vice President for Enterprise Sales, and he assumed responsibility for the Company’s Client Management program in January 2005 and the Government business in July 2005, and was named Senior Vice President for Sales and Government Programs in August 2005. Prior to joining the Company, he was District Manager at EMC Corporation from November 2000 to October 2001 and Vice President of Sales and Marketing for Milbrook Corporation in Addison, Texas from March 1999 to November 2000. Mr. Milligan has over twenty years of hospital and physician information systems experience. Mr. Milligan holds a Bachelor of Science degree in Business Administration from The University of Ashland.

Steven V. Russell (52) became our Senior Vice President of Corporate Development in November 2005. Most recently, Mr. Russell had been Vice President for HIM National Sales at Precyse Solutions, an HIM consulting and services company, from April 2005 to November 2005. From May 2000 to February 2005, he was Senior Vice President at Healthscribe, Inc. serving as an Executive Officer and member of the Executive Operating Committee, charged with the sales, marketing, business development and client implementation functions. He served as Executive Vice President of Phycom, Inc. from 1999 to 2000, Senior Vice President of Field Operations for The Compucare Company from 1997 to 1999, and Regional Vice President for Cerner Corporation, from 1996 to 1997, where he was responsible for branch office operations of the Washington DC/Mid-Atlantic office including sales, client installations, client management and office administration. Mr. Russell has over twenty years of healthcare sales and marketing and operations experience in the healthcare information technology and healthcare services industries. Mr. Russell holds a Bachelor of Arts degree from Indiana University.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a) Market Information

Our common stock previously traded on the American Stock Exchange (symbol: QD). Effective July 8, 2008, we delisted our stock from the American Stock Exchange and effective July 9, 2008, began trading on the NASDAQ Global Market (symbol: QDHC).

On March 5, 2009, the high and low prices for our common stock on the NASDAQ Global Market were $5.80 and $5.61 per share, respectively.

The following table sets forth the high and low prices for our common stock traded on the American Stock Exchange for the entire fiscal year ended December 31, 2007 and the period from January 1, 2008 through July 8, 2008. The following table also sets forth the high and low prices for our common stock traded on the NASDAQ Global Market from July 9, 2008 through December 31, 2008. Information for 2007 and for the quarter ended March 31, 2008 has been restated to reflect the one-for-five reverse stock split that was effective on June 13, 2008 (the “Reverse Split”).

Fiscal Year Ended December 31, 2008	High	Low
Quarter ended March 31	$10.60	$9.25
Quarter ended June 30	$10.35	$9.30
Quarter ended September 30	$10.09	$7.95
Quarter ended December 31	$8.39	$4.16

Fiscal Year Ended December 31, 2007	High	Low
Quarter ended March 31	$16.45	$14.75
Quarter ended June 30	$16.30	$15.25
Quarter ended September 30	$14.70	$13.50
Quarter ended December 31	$10.85	$9.15

Stock Price Performance Graph

The Stock Price Performance Graph below represents a comparison of the five year total return of QuadraMed Corporation Common Stock, the American Stock Exchange Composite Market Index, the NASDAQ Composite Market Index and the NASDAQ Computer & Data Processing Index. The graph assumes $100 was invested on December 31, 2003 and dividends are reinvested for all years ending December 31.

We have authorized 30,000,000 shares of common stock, with a par value of $0.01 per share as adjusted for the Reverse Split that was effective June 13, 2008. We have authorized 5,000,000 shares of preferred stock, par value $0.01 per share. Our Board of Directors has authority to provide for the issuance of our shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. As of December 31, 2008, we had 8,287,259 shares of common stock outstanding and 4,000,000 shares of preferred stock designated as Series A Cumulative Mandatory Convertible Preferred Stock (“Series A Preferred Stock”) outstanding, which are convertible into 1.6129 shares of common stock per share of Series A Preferred Stock.

(b) Holders

On March 5, 2009, there were 250 holders of record of our common stock. As of March 5, 2009, there were approximately 3,900 beneficial holders of our common stock.

(c) Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We anticipate that we will retain earnings, if any, to finance the growth and development of our business. Generally, the Series A Preferred Stock is entitled to quarterly dividends of $0.34 (5.5% per annum) per share. However, as provided in the Fourth Amended and Restated Certificate of Incorporation relating to the Series A Preferred Stock, because a registration statement covering the resale of such shares was not declared effective by the SEC on or before June 15, 2005, the quarterly dividends for such stock increased to $0.40625 per share (6.5% per annum) commencing on June 16, 2005, and such dividends applied through December 1, 2006 when the registration statement was declared effective. Upon conversion into shares of common stock, the Series A Preferred stockholders had the right to receive, when declared by our Board of Directors, dividends equal to the total previously unpaid dividends payable from the effective date of conversion through June 1, 2007 at a rate of $1.375 (5.5%) per share per annum, discounted to present value at a rate of 5.5% per annum, payable in cash or common stock, or any combination thereof at our option. As of July 15, 2007 all such dividends subject to this provision had been paid.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

This table provides information about our common stock subject to equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights		Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans
Approved By Stockholders (1)	1,610,738	(2)	$14.26	163,665	(3)
Not Approved by Stockholders (4)	185,000		$9.45	n/a

(1)	The Company has issued stock options and restricted stock under its 1996 Stock Incentive Plan (the “1996 Plan”), the 1999 Supplemental Stock Option Plan (the “1999 Plan”) and the 2004 Stock Compensation Plan (the “2004 Plan”), all of which were approved by stockholders. The 2004 Plan superseded the 1996 Plan, as amended, and the 1999 Plan, as amended, as of May 6, 2004, although stock options and restricted stock under the 1996 and 1999 Plans outstanding as of that date remain subject to the terms of those plans.
(2)	Includes options originally issuable under various benefit plans of entities acquired by us.
(3)	This number excludes options and restricted shares outstanding and shares issued upon exercise of options plan-to-date, as of December 31, 2008.
(4)

The Company has issued stock options outside of stockholder-approved equity compensation plans as inducements for the employment of the following executives on a post Reverse Split basis: Keith B. Hagen (110,000; exercise price of $9.15), James R. Klein (40,000; exercise price of $8.70), Steven V. Russell (15,000; exercise price of $6.20), Brook A. Carlon (20,000; exercise price of $15.90). All such options were granted pursuant to an Inducement Stock Option Agreement entered into between the Company and the individual executive. The terms of these Inducement Stock Option Agreements provide (i) for a fixed exercise price as set forth in each agreement, which is the closing price of the Company’s common stock on the grant date or the last trading day prior to the grant date or state the exercise price will be the closing price of the Company’s common stock on the grant date or the last trading day prior to the grant date; (ii) options have a maximum term of ten years; (iii) 25% of the recipient’s options vest on the first anniversary of the grant, with the remaining 75% vesting pro rata in a series of 36 equal monthly installments upon the recipient’s completion of each month of employment after the first anniversary of the grant date; (iv) upon the executive’s involuntary termination (other than a termination for cause) or a change in control of the Company, all options fully vest and remain exercisable for 12 months or until the expiration date (which is ten years from the grant date); (v) upon the executive’s death or permanent disability, all options that had vested until the date of cessation of service remain exercisable for 12 months (for Mr. Klein, 6 months); (vi) upon the executive’s voluntary termination, all options that had vested until the date of cessation of service remain exercisable for 3 months; and (vii) upon the executive’s termination for cause, the options terminate immediately.

(e) Recent Sales of Unregistered Securities

None

(f) Stock Repurchases

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per share (or Unit)	(c ) Total Number of Shares (or Unit) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2008 (1)(2)	667,034	$ 6.13	n/a	n/a
November 1 – November 30, 2008	n/a	n/a	n/a	n/a
December 1 – December 31, 2008	n/a	n/a	n/a	n/a
Total	667,034	$ 6.13	n/a	n/a

(1)	On October 16, 2008, the Company repurchased 620,614 shares of its common stock from a group of commonly managed investment funds in a privately negotiated transaction for an aggregate purchase price of $3.4 million. The aggregate purchase price was based upon a price per common share of $5.50, which constituted a 37% discount to the average daily closing price of our common stock since it began trading on the NASDAQ Global Market, on July 9, 2008. The Company’s Board of Directors determined that the repurchase was in the best interests of the Company and its stockholders. The Company repurchased the shares with existing cash on hand, and the repurchased shares were deposited into our treasury account. The shares repurchased represented approximately 7% of our outstanding common stock and all of our securities held by these shareholders.
(2)	The Company’s Board of Directors approved a policy on July 17, 2008 under which the Company would offer to repurchase shares of restricted stock granted to the Company’s employees on the date such shares vest, with the repurchase limited to the number of shares sufficient to permit the employee to meet the tax obligations resulting from the vesting of such shares (the “Policy”). Pursuant to the Policy, on October 17, 2008, the Company entered into a definitive stock repurchase agreement with Keith B. Hagen, the Company’s President, Chief Executive Officer and a Director, for the repurchase of 46,420 shares of the Company’s common stock, for an aggregate purchase price of $313,335. The aggregate purchase price was based upon a price per common share of $6.75, the closing price of the Company’s common stock as reported by The NASDAQ Stock Market, LLC on October 17, 2008. The Company repurchased the shares with existing cash on hand, and the repurchased shares were deposited into our treasury account.

Item 6. Selected Financial Data

The selected consolidated financial data presented below for the five years ended December 31, 2008, is derived from our Consolidated Financial Statements and related notes thereto. This selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related notes thereto included in “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results. The earnings per share information has been restated for the impact of the Reverse Split.

	Year ended December 31,
(in thousands, except per share amounts)	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data:
Revenue	$150,435	$137,350	$125,201	$122,313	$124,804
Gross margin	$87,612	$80,118	$81,242	$79,607	$74,375
Sales & marketing, general & administrative	$39,318	$36,332	$34,458	$41,711	$53,812
Software development	$33,673	$32,390	$31,770	$33,307	$28,056
Amortization of intangible assets and depreciation (1)	$3,131	$3,468	$4,195	$4,904	$4,495
Loss on sale of assets	$782	$—	$—	$—	$—
Exit cost of facility closing	$—	$—	$—	$1,066	$4,190
Income (loss) from operations	$10,708	$7,928	$10,819	$(1,381)	$(16,178)
Interest expense	$(122)	$(127)	$(379)	$(607)	$(4,814)
Loss on redemption or retirement of debentures	$—	$—	$—	$—	$(14,871)
Income (loss) from continuing operations before income taxes	$11,189	$10,592	$12,287	$(1,226)	$(34,982)
(Provision) benefit for income taxes	$(4,024)	$52,408	$(342)	$(277)	$175
Income (loss) from continuing operations	$7,165	$63,000	$11,945	$(1,503)	$(34,807)
Loss from discontinued operations	$—	$—	$—	$—	$(3,690)
Loss on disposal of discontinued operations	$—	$—	$—	$(2,435)	$(3,332)
Net income (loss)	$7,165	$63,000	$11,945	$(3,938)	$(41,829)
Preferred stock accretion and dividends	$(5,500)	$(6,032)	$(5,978)	$(5,338)	$(2,465)
Net income (loss) attributable to common shareholders	$1,665	$56,968	$5,967	$(9,276)	$(44,294)
Basic income (loss) per share from continuing operations	$0.19	$6.47	$0.70	$(0.85)	$(5.20)
Basic net income (loss) per share	$0.19	$6.47	$0.70	$(1.15)	$(6.15)
Diluted income (loss) per share from continuing operations	$0.19	$3.96	$0.65	$(0.85)	$(5.20)
Diluted net income (loss) per share	$0.19	$3.96	$0.65	$(1.15)	$(6.15)

	As of December 31,
(in thousands, except per share amounts)	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$27,905	$17,485	$44,543	$33,042	$22,429
Total assets	$179,594	$172,376	$116,198	$119,896	$119,410
Deferred revenue	$53,190	$36,111	$46,347	$52,169	$44,040
Working capital	$2,648	$5,649	$10,757	$(6,650)	$(15,092)
Stockholders’ equity	$104,965	$108,053	$42,471	$31,192	$32,639

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement on Risks Associated With Forward-Looking Statements

You should read the following discussion in conjunction with our Consolidated Financial Statements and related notes. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The words “believe,” “expect,” “anticipate,” “predict,” “intend,” “plan,” “estimate,” “may,” “will,” “should,” “could” and similar expressions and their negatives are intended to identify such statements. Forward-looking statements are not guarantees of future performance and are to be interpreted only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statement. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in Item 1A. above, and elsewhere in this Annual Report on Form 10-K, and in other documents we file with the SEC from time to time.

Financial Statement Overview

The Company completed its acquisition of the CPR Business in late September 2007, an event which makes the comparability of the 2008, 2007 and 2006 financial results presented in this Annual Report on Form 10-K difficult. Although fiscal year 2008 reflects an entire year of revenue from this product line and customer base, and additional headcount-related costs within our cost of services and software development expense categories, fiscal year 2007 reflects these items only during the three months ended December 31, 2007 and fiscal year 2006 reflects no such revenues or expenses.

During February 2008, we began a strategic initiative to increase overall product development capacity through a partnering arrangement with Tata Consultancy Services (“TCS”). Concurrent with this partnering arrangement, we reduced our overall workforce by 69 employees, primarily in the service and software development areas, and incurred severance costs of $0.7 million in 2008. These efforts are expected to result in more efficient operations over the long-term.

On April 30, 2008, we completed the sale of substantially all of the assets of our wholly owned subsidiaries, QuadraMed International Pty Limited in Australia and QuadraMed International Limited in the United Kingdom, for initial cash proceeds of $0.1 million and future earn-out payments over a three-year period based on a schedule of targeted revenue between $100,000 AUD and $200,000 AUD per year. In connection with this sale, we recorded a loss on sale of these assets of $0.8 million and severance expense of $0.2 million, which are reflected primarily in costs of services in our second quarter of 2008. The products contained within these subsidiaries focused on stand-alone lab and radiology products installed in the United Kingdom, Australia and New Zealand. However, with the addition of the QuadraMed CPR (“QCPR”) product last year, which includes integrated lab and radiology, and our focus on the Care-Based Revenue Cycle and core products, these foreign-based products were considered redundant to our portfolio.

On June 13, 2008, QuadraMed Corporation announced the effectiveness of the Reverse Split. On June 25, 2008 we received approval to list our common stock, par value $0.01, on the NASDAQ Global Market under the new trading symbol QDHC. We delisted our common stock from the American Stock Exchange on July 8, 2008 and our common stock began trading on the NASDAQ Global Market on July 9, 2008.

On July 5, 2008, the Saudi Arabia National Guard Health Affairs, located in Riyadh, Saudi Arabia, signed a contract for QCPR service expansion, migration to InterSystem’s Cache database and interface licenses that represent sales bookings of approximately $8.8 million, with a total contract value of approximately $10.6 million. The revenue will be recognized on a percentage-of-completion basis over the contract service period, which is anticipated to be two years.

On July 7, 2008, we announced the general availability of QCPR—Cache/SQL 5.0.5, which provides hospitals with a fully integrated electronic health record operating on an enterprise platform built upon the InterSystems Cache, a high performance, post-relational SQL database.

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

In addition, we recognized $2.1 million of revenue during 2008 related to contracts that had been completed in prior periods. Some of these contracts, for which approximately $0.9 million of such recognized revenue, had residual unbilled receivables and/or deferred revenue balances creating out of balance conditions in the contract subledger records. These contracts were closed out in September 2008 resulting in additional license revenue of $0.1 million, services revenue of $0.2 million and maintenance revenue of $0.6 million. All costs related to these revenues had been recognized in prior periods when incurred.

Sales bookings for the year ended December 31, 2008 were $110 million, representing an 18% increase over the $93 million recorded for fiscal year 2007.

Net income for the year ended December 31, 2008 was $7.2 million compared to $63.0 million for the year ended December 31, 2007. This decrease between periods was primarily a result of a $2.8 million increase in income from operations and a $57.0 million decrease due to an increase in our provision for income taxes. We only began recognizing deferred income tax expense during the fourth quarter of 2007 because, at that time, we determined that a valuation allowance on most of our deferred tax assets was no longer required. In 2007, we had an income tax benefit of $52.4 million, primarily associated with the reduction in our valuation allowance. Income tax expense was $4.0 million for the year ended December 31, 2008 which reflects our effective income tax rate of 35.9% during 2008 after we began recognizing deferred income tax expense. Income from operations before income taxes for the year was $11.2 million, compared to $10.6 million in 2007. The major contributors to this year-over-year increase were an increase of $7.5 million in gross margin, offset in part by a $4.7 million increase in operating costs primarily associated with additional personnel and operating costs from the CPR Business that were not incurred during the full year of 2007. In addition, interest income decreased by $1.7 million in 2008 as a result of lower cash and short-term investment balances subsequent to the CPR Business acquisition in 2007. Net income attributable to common shareholders for the year ended December 31, 2008 was $1.7 million, or $0.19 per basic share and per diluted share, compared to income of $57.0 million, or $6.47 per basic share and $3.96 per diluted share. Net income attributable to common shareholders includes preferred stock dividends and accretion of $5.5 million and $6.0 million in 2008 and 2007, respectively.

As of December 31, 2008, we had $27.9 million in cash and investments, compared to $17.5 million as of December 31, 2007. The $10.4 million increase in cash and investments, which occurred despite the $7.5 million that we used to repurchase common stock during the year, was primarily a result of the receipt of the full contract payment from our government customer rather than monthly payments as experienced in previous years and the timing of cash collections from other customers and the payment of operating expenses. During 2008, we received approximately $4.8 million for initial contract payments from significant new customer contracts and the collection of approximately $13.5 million of accounts receivable related to the acquisition of the CPR Business. Our Days Sales Outstanding (“DSO”) was 51 at December 31, 2008 compared to 69 at December 31, 2007.

According to the American Hospital Association, there are approximately 4,900 hospitals in the United States. Although the Health Information Management Systems Society (“HIMSS”) reported that these hospitals were expected to spend $5.1 billion on software and related services in 2009, representing a 9% increase over 2008, recent global economic events are negatively impacting healthcare organizations. Healthcare is usually thought of as nearly recession-proof; however, the industry is increasingly showing signs of strain. Employers are cutting jobs raising the specter of more uninsured patients and increased un-reimbursed charity care. Hospitals are experiencing declining patient volumes as consumers delay elective procedures—activities that are often high margin events for hospitals. Also, hospitals have had traditionally very narrow operating margins and have relied upon income from their investments to help fund operations and capital projects. Without this investment income many hospitals are trimming operating budgets and capital projects. Moreover, the February 2008 collapse of the auction market for tax-exempt bonds sent interest rates much higher for not-for-profit healthcare borrowers, triggering costly debt restructuring across the sector. According to a recent survey by the American Hospital Association, 9 out of 10 hospitals are finding it more difficult or even impossible to access tax-exempt bonds. Nearly half of respondents have reportedly placed 2009 capital budgets on hold and 62% indicated that they have halted some 2009 IT projects. While it is too soon to know the full impact of these developments on our business, systematic obstacles to hospitals being able to access credit for capital projects and/or a lack of funds for capital projects across the healthcare market creates a headwind of uncertainty in the near term for us.

Critical Accounting Policies and Estimates

Our critical accounting policies have a considerable impact on Management’s Discussion and Analysis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, revenues and expenses. Significant estimates and assumptions have been made regarding revenue recognition, the allowance for doubtful accounts, stock-based compensation input assumptions, the purchase price allocation related to the CPR Business acquisition, the provision for income taxes, contingencies, litigation, intangibles resulting from our purchase business combinations, assumptions used in evaluating potential impairments of goodwill and intangible assets, charges associated with exit activities and other amounts. We base our estimates and assumptions on historical experience and on various other assumptions which management believes to be reasonable under the circumstances. Uncertainties are inherent in all of these estimates including the estimates underlying percentage-of-completion accounting method of revenue recognition. In addition, we annually review and test our estimates related to the valuations of intangibles including acquired technology, goodwill, customer lists, trademarks and other intangibles and capitalized software. Actual results may differ materially from these estimates, particularly if different assumptions were used to evaluate the recoverability of goodwill and intangible assets.

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

We recognize revenue when all of the following criteria are met: there is persuasive evidence of an arrangement; the product has been delivered; we no longer have significant obligations with regard to implementation; the fee is fixed and determinable; and collectibility is probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. The Company considers all arrangements with payment terms extending beyond 180 days to be neither fixed nor determinable. Revenue for arrangements with extended payment terms is recognized when the payments become due, provided all other recognition criteria are satisfied. The Company typically defers revenue and recognizes revenue on a cash basis for renewals of a term license and related support if the Company’s initial assessment is modified by facts and circumstances and collection is no longer deemed probable. Revenue may also be deferred and recognized on a cash basis if there is a contractual dispute and payments are delayed. Revenue is recognized when the collection becomes reasonably assured and/or the contract dispute is resolved.

We allocate revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the maintenance portion of the arrangement based on the substantive renewal rate approach: a renewal rate specified in a contractual arrangement is representative of vender-specific objective evidence of fair value (“VSOE”). The professional services portion of the arrangement is based on hourly rates that we charge for these services when sold separately from software. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The proportion of revenue recognized upon delivery varies from quarter-to-quarter depending upon the mix of licensing arrangements, perpetual or term-based, and the determination of VSOE for undelivered elements. Many of our licensing arrangements include fixed implementation fees and do not allow us to recognize license revenue until these services have been performed. We recognize revenue only after establishing that we have VSOE for all undelivered elements.

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

Hardware revenue is generated primarily from transactions in which customers purchased bundled solutions that include the Company’s software and third-party hardware. If the bundled solution includes services that provide significant modification, installation or customization, contract accounting is applied in accordance with SOP 81-1, whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. Otherwise, hardware revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is reasonably assured.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists primarily of amounts due us from our customers for the delivery of products and services. We provide an allowance for doubtful accounts, which reflects our estimate of non-collection of accounts receivable based on past collection history and other specifically identified risks.

Goodwill and Intangible Assets

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The determination of fair value of the identifiable net assets acquired is determined based upon a third-party valuation and evaluation of other information.

SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests are for determining impairment, while the second step, if necessary, measures the impairment. We elected to perform our annual analysis at year-end and no indicators of impairment have been identified based on our assumptions used in our annual analysis. Had different assumptions been used an indicator of impairment could have been identified.

Intangible assets subject to amortization include trademarks, customer marketing and technology-related assets. Such intangible assets are amortized based on the estimated economic benefit over their estimated useful lives, which are generally two to ten years.

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

Stock-based Compensation

We adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”) using the modified prospective method as of January 1, 2006. Under this method, compensation cost is recognized based on the requirements of SFAS No. 123R for all share-based awards granted subsequent to January 1, 2006, and for all awards granted, but not vested, prior to January 1, 2006. The adoption of SFAS No. 123R resulted in $2.8 million, $2.5 million and $0.9 million of stock option expense for the years ended December 31, 2008, 2007 and 2006, respectively.

Recent Accounting Standards

In September 2006, EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, (“EITF 06-4”) was issued and is effective for fiscal years beginning after December 15, 2007. EITF 06-4 requires that, for split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106. EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. We adopted EITF 06-4 for the current year ending December 31, 2008 without any material impact to the financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS No. 157 were effective on January 1, 2008. In February 2008, the FASB issued a FASB Staff Position to partially delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. Based on the FASB Staff Position, the partial adoption of SFAS No. 157 has not had a material impact on our financial position and results of operations for the year ending December 31, 2008. We are still assessing the impact that SFAS No. 157 will have on our nonrecurring measurements for non-financial assets and liabilities in 2009.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We currently expect the adoption of FSP No. 142-3 to have an immaterial impact on our consolidated financial position, results of operations and cash flows.

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

	Year ended December 31,
	(in thousands, except percentages)
	2008		2007
Revenue
Services	$23,407	16%	$19,760	14%
Maintenance	68,281	45%	59,892	44%
Installation and other	12,344	8%	11,939	9%

Services and other	104,032	69%	91,591	67%
Term licenses	32,052	21%	31,031	23%
Perpetual licenses	13,343	9%	10,597	8%

Licenses	45,395	30%	41,628	30%
Hardware	1,008	1%	4,131	3%

Total revenue	150,435	100%	137,350	100%

Cost of revenue
Cost of services and other revenue	45,911	44%	36,737	40%
Royalties and other	15,146	33%	15,683	38%
Amortization of acquired technology and capitalized software	995	2%	1,090	3%

Cost of licenses revenue	16,141	36%	16,773	40%
Cost of hardware revenue	771	76%	3,722	90%

Total cost of revenue	62,823	42%	57,232	42%

Gross margin	87,612	58%	80,118	58%

Operating expenses
General and administrative	20,295	13%	18,275	13%
Software development	33,673	22%	32,390	24%
Sales and marketing	19,023	13%	18,057	13%
Amortization of intangible assets and depreciation	3,131	2%	3,468	3%
Loss on sale of assets	782	1%	—	—

Total operating expenses	$76,904	51%	$72,190	53%

Income from operations	$10,708	7%	$7,928	6%

Year Ended December 31, 2008 compared to 2007

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

Total revenue. Total revenue for 2008 was $150.4 million, an increase of $13.0 million, or 9%, over total revenue of $137.4 million in 2007. The year over year change was comprised of an $8.4 million increase in maintenance revenue, a $3.8 million increase in license revenue, a $3.6 million increase in services revenue, and a $0.4 million increase in installation and other revenue, all partially offset by a $3.1 million decrease in hardware revenue. The increase between periods was primarily due to the acquisition of the CPR Business during September 2007.

Services and other revenue. Services and other revenue consists of professional services, such as implementation and installation services, training, maintenance (which consists of technical support and product upgrades), reimbursable expenses and other services revenue. Professional services are typically provided over a period of three to nine months for the Health Information Management Suite and two to three years for Care and Patient Revenue Management products. These services are typically provided subsequent to the signing of a software license agreement and are integral to the delivery of our software licenses to our customers. Our maintenance revenue depends on both new licenses of our software products and renewals of maintenance agreements by our existing customer base.

Services revenue increased $3.6 million, or 18%, to $23.4 million in 2008 from $19.8 million in 2007. An increase of $6.0 million was attributable to a full year of service contracts for the QCPR products; this was partially offset by a decrease of $2.0 million for our Smart Identity Management clean up services in 2008, compared to 2007.

Maintenance revenue increased $8.4 million, or 14%, in 2008 to $68.3 million, compared to $59.9 million in 2007. This increase is principally due to an increase of $8.1 million for the QCPR products.

Installation and other revenue related to the Health Information Management Suite term licenses is recognized ratably over the license term. Installation revenue for Health Information Management Suite, Patient Access and government solutions products is typically recognized upon completion of implementation. Installation revenue for our other products, including Care and Patient Revenue Management and QCPR products, is recognized on a contract basis of accounting.

Installation and other revenue increased $0.4 million, or 3% in 2008 to $12.3 million, compared to $11.9 million in 2007. This increase was primarily due to the net effect of several factors. Increases of $1.5 million for QCPR products, $0.6 million for Smart Identity Management products, $0.4 for Electronic Document Management products and a $0.3 million for the Health Information Management Suite, were partially offset by a $1.5 million decrease for our Care and Patient Revenue Management products and a $0.8 million decrease for the government solutions products. The increase for our QCPR products is due to revenue recognized on customer installations for 2008. The increases for Smart Identity Management, Electronic Document Management and Health Information Management Suite products were attributable to an increase in the number and size of active contracts completed in 2008. Installation revenue for the Patient Revenue Management products decreased due to decreased hours worked on contracts that were being recognized on the percentage-of-completion method; the decrease for the government solutions products was attributable to a reduction in the number of installation and training projects completed in 2008 compared to 2007.

Licenses. License revenue consists of fees and licenses for our owned, proprietary software, as well as third-party owned software that we bundle into our suite of products. Overall, license revenue increased $3.8 million, or 9%, to $45.4 million in 2008 compared to $41.6 million in 2007.

Term license revenue increased 3%, or $1.1 million, to $32.1 million in 2008 from $31.0 million in 2007. Term license revenue for government solutions products increased by $1.3 million in 2008 to $19.4 million from $18.1 million in 2007; this was due primarily to the contractual increase in the license fees for the Department of Veterans Affairs. Offsetting this in part was a $0.2 million decrease due to a combination of other factors, net.

Perpetual license revenue increased 26%, or $2.7 million, to $13.3 million in 2008 from $10.6 million in 2007. Increases of $1.5 million for QCPR, $1.2 million for Electronic Document Management, $0.7 million for Enterprise Scheduling, and $0.6 million for Smart Identity Management were partially offset by a decrease of $1.3 million for the Care and Patient Revenue Management products. The decrease for Care and Patient Revenue Management was driven by fewer active contracts in 2008. The increase for QCPR was due to the acquisition of the product line in September 2007. An increased number and size of active contracts in 2008 contributed to the increases for Electronic Document Management, Scheduling and Smart Identity Management.

Hardware. Hardware revenue consists of the sale of third-party hardware purchased specifically for use by our customers. Hardware revenue decreased $3.1 million, or 76%, to $1.0 million in 2008 from $4.1 million in 2007. The decrease is primarily attributable to hardware revenue recognized in 2007 related to a sale of a large hardware configuration to a single customer; there was no similar type or size of sale in 2008.

Deferred Revenue

The following table presents a summary roll-forward schedule of the deferred revenue (in thousands) for each quarter of the respective years:

	For the three months ended,
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Total 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue, beginning balance	$36,111	$60,874	$50,920	$44,733	$36,111
Add: revenue deferred	58,132	26,437	28,376	46,213	159,158
Less: deferred revenue recognized	(33,369)	(36,391)	(34,563)	(37,756)	(142,079)

Deferred revenue, ending balance	$60,874	$50,920	$44,733	$53,190	$53,190

	For the three months ended,
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Total 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue, beginning balance	$46,347	$55,171	$49,821	$51,864	$46,347
Add: revenue deferred	38,013	28,470	28,094	24,919	119,496
Add: acquired deferred revenue, net (CPR)	—	—	6,056	(2,801)	3,255
Less: deferred revenue recognized	(29,189)	(33,820)	(32,107)	(34,868)	(129,984)
Less: acquired deferred revenue recognized, net (CPR)	—	—	—	(3,003)	(3,003)

Deferred revenue, ending balance	$55,171	$49,821	$51,864	$36,111	$36,111

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. Fluctuation within the deferred revenue balance is dependent upon the timing associated with reaching billing milestones and revenue recognition criteria. Deferred revenue is typically increased when the Company invoices a customer based on the terms of the contracts and is decreased when revenue is recognized based on percentage-of-completion, the attainment of a milestone, or the passage of time in the case of a contract recognized ratably. The majority of the Company’s revenue flows through the deferred revenue accounts due to favorable payment terms such as execution payments and achievement of billing milestones prior to meeting all revenue recognition requirements. Deferred revenue tends to be greater in the first quarter of each year compared to subsequent quarters due to the issuance of a greater number of annual maintenance invoices. In addition, during the fourth quarter of 2008, the Veterans Health Administration prepaid its annual term license fees, significantly increasing deferred revenue; no payments were received for these licenses in the fourth quarter of 2007.

The deferred revenue balance increased approximately $17.1 million to $53.2 million at December 31, 2008 when compared to $36.1 million at December 31, 2007. The 2008 year-end balance was comprised of $28.2 million in license revenue, $18.0 million in maintenance revenue, and $7.0 million in services and other revenue. At the end of 2007, the balance was comprised of $11.9 million in license revenue, $18.5 million in maintenance revenue, and $5.7 million in services and other revenue. The increase in the deferred revenue balance during 2008 compared to December 31, 2007 was principally attributable to an increase in the deferred revenue related to our Veterans Health Administration license discussed above; as of December 31, 2008, the balance included $15.9 million for Veterans Health Administration contracts compared to only $1.0 million as of December 31, 2007.

Cost of Revenue and Gross Margin

Cost of services and other revenue. Cost of services and other revenue consists of salaries and related expenses associated with services performed for customer support, installation, maintenance and consulting services as well as payments to third-party vendors.

Cost of services and other revenue increased 25%, or $9.2 million, to $45.9 million in 2008 from $36.7 million in 2007. This increase was primarily attributable to increased personnel costs attributable to the CPR Business acquisition at the end of September 2007, and contract related expenses for temporary staff and contractors, as well as to increased maintenance costs for third-party applications associated with higher maintenance revenue in 2008; overall, revenues from services, maintenance, installation and other revenues increased $12.4 million, or 14% between years. As a percentage of services and other revenue, cost of services and other was 44% in 2008 compared to 40% in 2007.

Cost of licenses. Cost of licenses consists primarily of third-party software costs, royalties and amortization of capitalized software and acquired technology. A significant percentage of our total cost of revenue is attributable to royalties and licenses relating to third-party software embedded within our own applications. Generally, royalties fluctuate based on revenue, the number of customers or the number of licensed users, and therefore may fluctuate on a quarter-to-quarter or year-to-year basis. Royalties are typically associated with our Health Information Management Suite and government solutions product revenues. Cost of licenses decreased $0.7 million, or 4%, to $16.1 million in 2008 from $16.8 million in 2007. This decrease is primarily due to renegotiated rates with some of our vendors and a net decrease in amortization of acquired and capitalized software. As a percentage of license revenue, cost of license was 36% in 2008 compared to 40% in 2007, primarily due to changes in the revenue mix within the Health Information Management Suite and government solutions product lines.

Cost of hardware. Cost of hardware consists of third-party hardware and installation costs from the sale of hardware to our customers in connection with the implementation of our software. Cost of hardware decreased 78%, or $2.9 million, to $0.8 million in 2008 from $3.7 million in 2007, primarily as a result of the large hardware sale to a single customer during 2007, at virtually no margin; there was no similar type or size of sale in 2008. As a percentage of hardware revenue, cost of hardware was 76% in 2008 compared to 90% in 2007.

Gross margin. Total gross margin increased by approximately $7.5 million, or 9%, to $87.6 million in 2008 from $80.1 million in 2007. Overall, gross margin as a percentage of revenue remained at 58% during both 2008 and 2007. Gross margin on license revenue, the most significant component of our total gross margin, was 64% in 2008 compared to 60% in 2007; this 4% increase in margin was due primarily to the recognition in Q2 and Q3 2008 of revenue that had been deferred for older contracts and service agreements, the completion of a significant implementation project for EDM products, higher QCPR-related revenue, and lower acquired software amortization. Gross margin on services and other revenue was 56% for 2008 compared to 60% in 2007; this decline was due primarily to an increase in personnel-related costs resulting from the CPR Business acquisition at the end of September 2007.

Operating Expenses

General and administrative. General and administrative expense consists of compensation and benefit costs for executive, finance, legal, information technology, and administrative personnel. General and administrative expenses increased $2.0 million, or 11%, to $20.3 million in 2008 from $18.3 million in 2007. As a percentage of total revenue, general and administrative expense was 13% in both 2008 and 2007. In 2008, general and administrative expense increased primarily due to $0.8 million higher salary and wage related expenses, a

$0.3 million increase in bad debt expense, and increased shareholder relations costs with regard to our move to the NASDAQ Global Market.

Software development. Software development expense includes costs associated with the development of new products for which technological feasibility has not been achieved, enhancements of existing products, and quality assurance activities. These expenses consist primarily of compensation and benefit costs. Software development expense increased $1.3 million, or 4%, to $33.7 million in 2008 from $32.4 million in 2007. In 2008, the increase was primarily related to $3.5 million of contractor fees in connection with our strategic decision to partner with Tata Consultancy Services to assist us with quality assurance, technical publications and software programming, which was offset by the elimination of internal positions reducing salary and wage related expenses by approximately $2.3 million. As a percentage of revenue, software development expense was 22% in 2008 compared to 24% in 2007. There were no capitalized software development costs in 2008 or 2007.

Sales and marketing. Sales and marketing expense includes costs associated with our sales, marketing and certain product management personnel, and consists primarily of salaries and benefits, commissions, bonuses, and promotional and advertising expenses. Sales and marketing expenses increased by 5%, or $0.9 million, in 2008 to $19.0 million from $18.1 million in 2007. This increase is primarily attributable to $0.7 million higher salary and wage related costs resulting from the CPR Business acquisition in September 2007, incremental professional fees, higher travel costs due in part to the integration of the CPR Business acquisition, and the cost of employee stock options. As a percentage of revenue, sales and marketing expense was approximately 13% for both fiscal year 2008 and 2007.

Amortization of intangible assets and depreciation. Amortization of intangible assets and depreciation expense decreased $0.4 million to $3.1 million in 2008 from $3.5 million in 2007. This decrease is primarily related to a decrease in amortization expense following the sale of intangible assets as part of our April 2008 sale of stand-alone lab and radiology products from our Australian and U.K. subsidiaries and completion of amortization periods for other intangible assets. As a percentage of revenue, amortization of intangible assets and depreciation decreased to 2% in 2008 compared to 3% in 2007.

Loss on Sale of Assets

During 2008, we recorded a $0.8 million loss on the sale of assets related to the sale of stand-alone lab and radiology products and related assets from our Australian and U.K. subsidiaries. There were no comparable losses during 2007.

Other Income (Expense)

Other income (expense), net. Other income (expense), net, decreased $2.2 million to $0.5 million in 2008 compared to $2.7 million in 2007. This decrease was primarily attributable to a $1.7 million decrease in interest income from $2.3 million in 2007 to $0.6 million in 2008 associated with lower interest income earned on our cash balances and investment portfolios subsequent to our $33.0 million CPR Business acquisition for cash in September 2007 and lower market interest rates during 2008. In addition, 2007 included a non-recurring $0.5 million gain related to the sale of our investment in VantageMed Corporation.

(Provision) Benefit for Income Taxes

We recorded a $4.0 million provision for income taxes during 2008 compared to a $52.4 million benefit for income taxes during 2007, resulting in a $56.4 million net difference in the income tax (provision) benefit. During 2007, we recorded a non-recurring tax benefit of $63.8 million associated with the reduction in our valuation allowance against deferred tax assets based on management’s determination that it was more likely than not that most of our deferred tax assets would be realized in the future. Our deferred tax assets consist primarily of net operating loss and tax credit carryforwards as well as deductible temporary differences. Following the 2007 adjustment to our valuation allowance, we began recognizing income tax expense during 2008 at our expected 35.96% effective rate of our pretax income.

Year Ended December 31, 2007 compared to 2006

The following table sets forth selected data for the indicated periods. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Year ended December 31,
	(in thousands, except percentages)
	2007		2006
Revenue
Services	$19,760	14%	$12,767	10%
Maintenance	59,892	44%	55,975	45%
Installation and other	11,939	9%	11,823	9%

Services and other	91,591	67%	80,565	64%
Term licenses	31,031	23%	25,515	20%
Perpetual licenses	10,597	8%	16,596	13%

Licenses	41,628	30%	42,111	34%
Hardware	4,131	3%	2,525	2%

Total revenue	137,350	100%	125,201	100%

Cost of revenue
Cost of services and other revenue	36,737	40%	26,456	33%
Royalties and other	15,683	38%	12,095	29%
Amortization of acquired technology and capitalized software	1,090	3%	3,401	8%

Cost of licenses revenue	16,773	40%	15,496	37%
Cost of hardware revenue	3,722	90%	2,007	79%

Total cost of revenue	57,232	42%	43,959	35%

Gross margin	80,118	58%	81,242	65%

Operating expenses
General and administrative	18,275	13%	19,127	15%
Software development	32,390	24%	31,770	25%
Sales and marketing	18,057	13%	15,331	12%
Amortization of intangible assets and depreciation	3,468	3%	4,195	3%

Total operating expenses	$72,190	53%	$70,423	56%

Income from operations	$7,928	6%	$10,819	9%

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

Total revenue. Total revenues for 2007 were $137.4 million, an increase of $12.2 million, or 10%, over total revenue for 2006 of $125.2 million. The increase of $12.2 million was comprised of a $7.0 million increase in services revenue, a $3.9 million increase in maintenance revenue, a $1.6 million increase in hardware revenue, and a $0.1 million increase in installation and other revenue, partially offset by a $0.5 million decrease in license revenue.

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

Services revenue increased $7.0 million, or 55%, to $19.8 million in 2007 from $12.8 million in 2006. An increase of $2.3 million for the Smart Identity Management products was attributable to increased clean up services provided to two significant customers during 2007. An increase of $2.2 million in services was attributable to consulting services related to the CPR products acquired in the asset purchase at the end of third quarter 2007. An increase of $1.3 million in the Patient Revenue Management products was primarily due to services revenue recognized in 2007 related to a sale of a hardware configuration to a single customer. An additional $1.2 million was attributable to the government solutions workflow analysis project completion and other products.

Maintenance revenue increased $3.9 million, or 7%, to $59.9 million in 2007 from $56.0 million in 2006. The increase of $3.9 million in maintenance revenue is principally due to $3.0 million in maintenance revenue related to the CPR products purchased in third quarter 2007, a $1.4 million increase in revenue for maintenance contracts related to the completion of software installations, particularly for Patient Revenue Management, Pharmacy and Patient Access products during 2006 and early 2007 which triggered post customer support services in 2007. These increases were offset by approximately a $0.5 million decrease due to a combination of other factors.

Installation and other revenue increased $0.1 million to $11.9 million in 2007 from $11.8 million in 2006, which was due to the net effect of several items. An increase of $2.9 million related to our government solutions products and an increase of $0.3 million in the CPR products was offset by a $1.6 million decrease in installation revenue related to our Patient Revenue Management products, a $0.4 million decrease for the Health Information Management Suite, a $0.3 million decrease for the Smart Identity Management products, a $0.3 million decrease for the Electronic Document Management products and a $0.5 million decrease in Pharmacy, Patient Access and QMI Lab & Radiology products. The increase in the installation and other services revenue for government solutions products was attributable to revenue recognized on installation and training services in conjunction with the roll-out of a new government solution license. The increase in our CPR products is due to revenue recognized on customer installations for the initial quarter since the asset purchase. Installation and other services revenue for the Patient Revenue Management products decreased due to decreased hours worked on contracts that were being recognized on the percentage-of-completion method. The decreases in the Health Information Management Suite, Smart Identity Management products, Electronic Document Management products, Pharmacy products and Patient Access products were principally attributable to a decreased number and size of active contracts completed in 2007. Installation revenue related to the Health Information Management Suite term licenses is recognized ratably over the license term. Installation and other revenue for Health Information Management Suite perpetual licenses, Patient Access and government solutions products are typically recognized upon completion of implementation. The installation and other revenue for our other products, including Patient Revenue Management and CPR products, is recognized on a contract basis of accounting.

Licenses. License revenue consists of fees and licenses for our owned, proprietary software, as well as third-party owned software that we bundle into our suite of products. Overall, license revenue decreased $0.5 million, or less than 1%, to $41.6 million in 2007 from $42.1 million in 2006.

Term license revenue increased 22%, or $5.5 million, to $31.0 million in 2007 from $25.5 million in 2006. Term license revenue for government solutions products increased by approximately $6.3 million in 2007, to $18.2 million in 2007 from $11.9 million in 2006; this was primarily due to the installation of our VIP software at the 147 Veterans Health Administration sites during 2007. Term license revenues for the Health Information Management Suite and Decision Support products decreased by approximately $0.4 million each from 2006 to 2007 due primarily to revenue recognized from cash basis customers in 2006.

Perpetual license revenue decreased 36%, or $6.0 million, to $10.6 million in 2007 from $16.6 million in 2006. The net decrease of $6.0 million was the result of a $1.6 million decrease for the Patient Access products, a $1.3 million decrease for the Patient Revenue Management products, a $1.1 million decrease for the Health Information Management Suite, a $0.9 million decrease for the Electronic Document Management products, and a $1.1 million decrease for other products. The decrease in the Health Information Management Suite revenue was principally attributable to revenue recognized in 2006 when cash was collected from certain customers where revenue had been deferred due to disputes or delayed payments. Once collection was assured, revenue was recognized for the deferred amounts. A decreased number and size of active contracts in 2007 attributed to the decreased revenue for the Electronic Document Management, Patient Access, Pharmacy, Smart Identity Management, Patient Revenue Management and Acuity Plus products.

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

Deferred Revenue

The following table presents a summary roll-forward schedule of the deferred revenue (in thousands) for each quarter of the respective years:

	For the three months ended,
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Total 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue, beginning balance	$46,347	$55,171	$49,821	$51,864	$46,347
Add: revenue deferred	38,013	28,470	28,094	24,919	119,496
Add: acquired deferred revenue, net (CPR)	—	—	6,056	(2,801)	3,255
Less: deferred revenue recognized	(29,189)	(33,820)	(32,107)	(34,868)	(129,984)
Less: acquired deferred revenue recognized, net (CPR)	—	—	—	(3,003)	(3,003)

Deferred revenue, ending balance	$55,171	$49,821	$51,864	$36,111	$36,111

	For the three months ended,
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	Total 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Deferred revenue, beginning balance	$52,169	$61,729	$55,868	$47,009	$52,169
Add: revenue deferred	36,993	25,435	23,452	29,569	115,449
Less: deferred revenue recognized	(28,747)	(31,296)	(32,311)	(30,231)	(122,585)
Less: other	1,314	—	—	—	1,314

Deferred revenue, ending balance	$61,729	$55,868	$47,009	$46,347	$46,347

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. Fluctuation within the deferred revenue balance is dependent upon the timing associated with reaching billing milestones and revenue recognition criteria. Deferred revenue is typically increased when the Company invoices a customer based on the terms of the contracts and is decreased when revenue is recognized based on percentage-of-completion, the attainment of a milestone, or the passage of time in the case of a contract recognized ratably.

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

Cost of Revenue and Gross Margin

Cost of services and other revenue. Cost of services and other revenue consists of salaries and related expenses associated with project implementation, consulting services, and customer support. Cost of services and other revenue increased 38%, or $10.2 million, to $36.7 million in 2007 from $26.5 million in 2006. Approximately $4.0 million of the increase between years correlates to the $7.1 million increase in services, installation and other revenues, and is driven by headcount and third party contractors utilized in delivering that revenue, particularly for the VA contract and our Smart Identify Management customers. In addition, approximately $0.9 million of the increase was a result of the wage/hour reclassification that was implemented in the third quarter of 2007. Most of the remaining $5.0 million increase is due to increases in wage and benefit costs for the core business, represented by an average of 196 employees throughout the year, as well as the incremental 78 employees added in the fourth quarter as a result of the CPR Business acquisition. As a percentage of services and other revenue, cost of services and other was 40% in 2007 compared to 33% in 2006, reflecting primarily the increase in the fixed cost base organizations as discussed.

Cost of licenses. Cost of licenses consists primarily of third-party software, royalties and amortization of acquired technology and capitalized software. A significant percentage of our total cost of revenue is the cost of third-party software royalties and licenses relating to third-party software embedded in our software applications. Generally, royalty fees for third-party licenses will fluctuate based on revenue or the number of the Company’s customers. Royalties are associated primarily with our Health Information Management Suite and government solutions product revenues. Cost of licenses increased $1.3 million, or 8%, to $16.8 million in 2007 from $15.5 million in 2006. The $1.3 million increase is primarily the net of two significant items during 2007. First, royalty payments related to our Veterans Health Administration contract increased $3.8 million, correlating to similarly proportionate increases in revenue. This increase in royalties was offset in part by a $2.3 million net decrease in amortization of acquired and capitalized software. As a percentage of license revenue, cost of license was 40% in 2007 compared to 37% in 2006, reflecting primarily the increase in payments to third parties.

Cost of hardware. Cost of hardware consists of third-party hardware and installation costs. Cost of hardware increased 85%, or $1.7 million, to $3.7 million in 2007 from $2.0 million in 2006, primarily as a result of the large hardware sale to a single customer during 2007, at virtually no margin. As a percentage of hardware revenue, cost of hardware was 90% in 2007 compared to 79% in 2006.

Gross margin. Total gross margin decreased by approximately $1.1 million, or 1%, to $80.1 million in 2007 from $81.2 million in 2006. Overall, gross margin declined by seven percentage points, to 58% in 2007 from 65% in 2006. As discussed above, cost of services and other revenue is the primary contributor to this margin deterioration, in addition to the $3.7 million hardware sale to a single customer, which is not expected to reoccur. The impact of the higher internal costs of services driven by changes in the fixed cost base organizations and the incremental costs from the CPR Business acquisition are expected to be ongoing for the most part. Third-party costs for our government solutions products will also continue, but only as a function of the associated revenues from the Veterans Health Administration.

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

Sales and marketing. Sales and marketing expenses include costs associated with our sales, marketing and certain product management personnel, and consist primarily of salaries and benefits, commissions, bonuses, promotional and advertising expenses. Sales and marketing expenses increased by 18% or $2.8 million in 2007 to $18.1 million from $15.3 million in 2006. This increase is primarily attributable to $1.2 million higher salary and wage related costs along with a $0.4 million increase in travel costs due to the higher headcount associated with the organization structure change implemented in 2007. In addition, a $0.7 million increase in advertising and promotion costs was incurred during 2007 as a result of marketing efforts associated with the CPR Business acquisition. As a percentage of revenue, sales and marketing expense was approximately 13% for 2007 and 12% for 2006.

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

(Provision) benefit for Income Taxes

Prior to 2007, we provided a full tax valuation allowance for our federal, state, and foreign deferred tax assets based on management’s evaluation of our ability to realize such assets that did not meet the “more likely than not” criteria. We have continuously evaluated additional facts representing positive and negative evidence in the determination of our ability to realize the deferred tax assets. These deferred tax assets consist primarily of net operating loss and tax credit carryforwards as well as deductible temporary differences. In 2007, management determined, based on new positive evidence as the result of two consecutive years of pretax operating income (2007 and 2006) and anticipated future taxable income over the next 3 year’s budgeted and forecast amounts, that it became more likely than not that most of these deferred tax assets would be realized in the future. Accordingly, we reduced the deferred tax asset valuation allowance by approximately $69.0 million as of December 31, 2007. This resulted in a benefit to deferred tax expense of $63.8 million for 2007, a reduction of goodwill from prior acquisitions of $4.2 million, and an adjustment to additional paid-in capital of $1.0 million. The $63.8 million benefit is comprised of a federal benefit of $57.0 million and a state benefit of $7.3 million, and a foreign provision of $0.5 million.

Liquidity and Capital Resources

Balance Sheet

As of December 31, 2008, we had $27.9 million in cash and investments, compared to $17.5 million as of December 31, 2007. The increase in cash and investments was primarily attributable to $25.7 million cash provided by operations, offset in part by $2.0 million for capital expenditures, $5.5 million for preferred stock dividends and $7.5 million for treasury shares repurchased during 2008. Cash provided by operations included approximately $19.8 million, net of payments to our subcontractors and internally generated expenses, related to our Veterans Health Administration licenses; $8.9 million of this amount applies to fiscal year 2008, but $2.5 million applied to revenues and expenses recognized in 2007, and $8.4 million pertains to revenues and expenses that will be recognized in 2009. As of December 31, 2008, we had net working capital of $2.4 million compared to $5.6 million as of December 31, 2007. The decrease in working capital is due primarily due to increases in prepaid royalties related to the Veterans Health Administration payments and a decrease in accounts receivable offset by an increase in deferred revenue. As of March 5, 2009, our cash and investment balance was approximately $29.0 million. We intend to focus in 2009 on certain strategic initiatives relating to our products and product enhancements, which we anticipate will require significant investments. We currently anticipate funding such investments from available cash and cash generated from our operations. Management believes that we have adequate liquidity to meet our short-term cash requirements.

Accounts receivable, net decreased by $5.3 million to $20.8 million as of December 31, 2008 from $26.1 million as of December 31, 2007. Accounts receivable decreased primarily as a result of strong cash collections during 2008, including collection of $4.6 million outstanding from the Veterans Health Administration at the end of 2007, and a reduction of $1.1 million in receivables upon the sales of our lab and radiology assets in April 2008. For the year ended December 31, 2008, bad debt expense was $0.5 million, and as of December 31, 2008, the allowance for doubtful accounts decreased to $1.1 million from $1.4 million as of December 31, 2007. We maintain an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of any of our customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowance might be required. Approximately $1.0 million of accounts receivables were written off during the current year, offset by $0.1 million of bad debt recoveries. Our days sales outstanding (DSO) was 51 at December 31, 2008, compared to 69 at December 31, 2007; proforma

DSO at December 31, 2007 would have been 57 days after removing the impact of the $4.6 million for the Veterans Health Administration receivables that were outstanding at the time due to budgetary issues within the federal government that were resolved in February 2008.

Unbilled receivables increased by $1.0 million to $6.2 million as of December 31, 2008 from $5.2 million as of December 31, 2007. Our unbilled receivables relate to products or customer agreements where billing is based on specifically agreed dates or milestones while revenue is recognized on a contract basis of accounting. The increase of $1.0 million was principally due to increased implementation of QCPR products and services with international customers that do not allow advanced billing. We expect to bill and collect the unbilled revenue as billing milestones in the specific contracts are met.

Deferred contract expenses decreased by $1.1 million as of December 31, 2008 to $5.0 million, compared to $6.1 million as of December 31, 2007. This decrease was primarily due to the timing of revenue recognition with regard to our customer contracts.

Prepaid royalty expense increased by $5.5 million as of December 31, 2008 to $7.8 million, compared to $2.3 million as of December 31, 2007. This increase resulted from the payments made to our subcontractors in connection with the Veterans Health Administration licenses. The contract requires payment to our subcontractor when we are paid by our customer. The customer paid the full $19.9 million for the fiscal year 2009 license during December 2008.

Goodwill increased by $1.7 million as of December 31, 2008 to $35.6 million, compared to $33.9 million as of December 31, 2007. This increase is the result of a Q3 2008 adjustment to the final purchase price allocation related to the acquisition of the CPR Business that occurred in September 2007.

Other intangible assets, net, decreased by $2.4 million to $9.4 million as of December 31, 2008 from $11.8 million as of December 31, 2007 as a result of standard amortization and the disposal of intangible assets having a net book value of $0.4 million with the sale of our lab and radiology assets in April 2008.

Long-term deferred income tax assets decreased to $47.9 million as of December 31, 2008 from $49.8 million as of December 31, 2007. This decrease is due to the use of tax net operating losses and the disposition of intangible assets associated with the sale of assets of our Australian subsidiary. Each year, we have evaluated facts and other evidence with respect to our probable ability to realize the deferred tax assets. These deferred tax assets consist primarily of net operating loss and tax credit carryforwards (approximately $42.2 million), as well as temporary deductible differences (approximately $5.7 million). In 2007, we released the valuation allowance that was previously netted against the deferred tax asset.

Accrued payroll and other related liabilities decreased by $2.4 million to $7.2 million as of December 31, 2008 from $9.6 million as of December 31, 2007. This resulted primarily from a reduction in the amount of bonuses accrued during 2008 compared to 2007.

Other accrued liabilities decreased by $2.4 million to $4.7 million as of December 31, 2008 from $7.1 million as of December 31, 2007. This decrease was primarily related to a $2.1 million decrease in accrued royalties related to the Veterans Health Administration license.

Deferred revenue increased approximately $17.1 million to $53.2 million at December 31, 2008 when compared to $36.1 million at December 31, 2007. The increase in deferred revenue balance during 2008 was principally attributable to the Veterans Health Administration contracts. The deferred revenue balance as of December 31, 2008 includes $15.9 million for Veterans Health Administration compared to only $1.0 million included as of December 31, 2007. This increase results from differences in billing methodologies between years; in 2008 the entire annual license of $19.9 million was billed in advance.

Accrued exit cost of facility closing pertains to the long-term portion of the accrued future lease obligations related to the closed facilities in San Marcos, California and San Rafael, California. Changes to the liability are due to the amortization of the original lease loss obligation established at the point the facilities were vacated. The balance decreased by $0.9 million during the year due to expiration dates of the leases where as all future payments are now classified as a current liability. The San Marcos lease expired in May 2008 and the San Rafael lease expires in December 2009.

Other long-term liabilities decreased by $0.9 million to $1.8 million from $2.7 million as of December 31, 2007. This was due primarily to the reclassification of the first scheduled payment on a note payable to a former executive as a current liability. The principal and interest payment due on such note payable was paid in January 2009.

Cash Flows

We generate cash from licensing our software and providing professional services. In addition, we generate cash through maintenance renewals where customers generally pay us at the beginning of the contract term or periodically during a contract term for which these contract terms commence at different times throughout each year. We primarily use cash to pay our employees’ salaries, benefits and sales commissions, to pay landlords to lease office space, procure insurance, pay vendors for services and supplies and pay taxes. In addition, we use cash to pay dividends on Series A Preferred Stock for acquisitions, purchases of treasury stock and to procure information technology assets in support of the business.

	Year ended December 31,
(in thousands)	2008	2007	2006
Cash provided by operating activities	$25,699	$12,836	$16,724
Cash provided by (used in) investing activities	$2,218	$(34,532)	$(11,546)
Cash used in financing activities	$(12,406)	$(3,698)	$(5,562)
Effect of exchange rate changes	$(1,981)	$(83)	$(62)
Net increase (decrease) in cash and cash equivalents	$13,530	$(25,477)	$(446)

Cash provided by operating activities was $25.7 million in 2008, compared to $12.8 million in 2007 and $16.7 million in 2006. During the first quarter and the fourth quarter of 2008, we received payments which totaled approximately $38.2 million from our Veterans Health Administration licenses, and we in turn made immediate payments to our subcontractors for this account of $16.8 million and incurred approximately $1.6 million of internal expenses during 2008. Of this net $19.8 million source of cash, $8.9 million applies to fiscal year 2008 revenue and expenses, but $2.5 million was applied to revenues and expenses recognized in 2007, and $8.4 million pertains to revenues and expenses that will be recognized in 2009. Eliminating the payments related to these Veterans Health Administration licenses, cash provided by operations was $5.9 million, representing $10.3 million from net income after adding back non-cash items, offset in part by $4.4 million used by working capital changes, the most significant of which were a $5.7 million increase in accounts receivable, a $4.6 million decrease in accounts payable and accrued liabilities and a $4.7 million increase in deferred revenues. Accounts payable and accrued liabilities decreased due to reductions in amounts payable for employee benefits, leases on abandoned office space, professional fees, and other payables assumed with our CPR Business acquisition in 2007.

By contrast, during 2007 cash from operations was $12.8 million. This was lower than normally expected in 2007 due to the $5.1 million use of cash in the fourth quarter of that year. This fourth quarter use of cash was attributable to three significant factors: 1) as previously mentioned, the Veterans Health Administration made no payments on its license for the three months of usage during the quarter, but instead remitted the $4.6 million in early January 2008; net of payments for direct costs to our subcontractors that were also delayed, this item accounted for a $2.6 million net use of cash in the quarter; 2) as previously discussed elsewhere, we paid approximately $1.2 million during the quarter to employees for wage/hour reclassifications; and 3) during this first post-closing quarter of operations for the acquired CPR assets, we had approximately $1.2 million of cash used due in part to the additional payroll and operating costs assumed, but also due to our collection of only $3.0 million from the $6.0 million of receivables acquired. With respect to the $16.7 million cash provided by operations in 2006, it should be noted that during 2006, we collected approximately $6.0 million of aged accounts receivable through an internal initiative that reduced DSO from 81 days at the beginning of 2006, to 60 days at December 31, 2006; of this $6.0 million, approximately $3.0 million represented revenue recognized that originated prior to 2006, but which was delayed due to various customer related issues including collectability.

During 2008, net cash provided by investing activities was $2.2 million, compared to $34.5 million used in 2007 and $11.5 million used in investing activities in 2006. The source of cash from investing activities during 2008 resulted primarily from $3.2 million in net sales of securities and a $1.0 million decrease in restricted cash related to letters of credit, all partially offset by $2.0 million used for the purchase of equipment, primarily IT related. The use of cash in 2007 from investing activities was due almost entirely to the acquisition of the CPR Business for $33.0 million of cash on hand plus payment of accounting, legal and other professional fees incurred in connection with the transaction. We also spent $2.3 million for the purchase of equipment in 2007, primarily IT related. In 2006, investing activities included $1.0 million for purchases of equipment and $10.6 million in net purchases of securities.

In 2008, net cash used in financing activities was $12.4 million, compared to $3.7 million used in 2007 and $5.6 million used in 2006. During 2008, we used $5.5 million to pay dividends on our Series A Preferred Stock, and $7.5 million to repurchase shares of our common stock. On December 17, 2007, we announced that our Board of Directors authorized a program to repurchase with available cash, up to $5.0 million of the Company’s common stock. During 2007, we repurchased 150,600 pre-Reverse Split shares (30,120 shares on a post-Reverse Split basis) at a cost of $0.3 million under the program and during 2008, we repurchased an additional 1,877,000 pre-Reverse Split shares (375,400 shares on a post-Reverse Split basis) at a cost of $3.7 million. Also during 2008, we repurchased 667,034 shares of our common stock from a group of related institutional shareholders at a cost of $3.8 million through a single privately negotiated transaction. The cash used by financing activities during 2007 and 2006 was primarily for the payment of dividends on our Series A Preferred Stock of $5.6 million and $6.5 million, respectively, partially offset by the proceeds from the issuance of common stock in each respective period in connection with the exercise of stock options.

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including accrued future dividends on our Series A Preferred Stock, as of December 31, 2008 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Accrued dividends	$1,375	$1,375	$—	$—	$—
Operating leases	11,008	4,961	5,400	647	—

Total contractual obligations	$12,383	$6,336	$5,400	$647	$—

Other Commercial Commitments
Term deposit for bank guarantee	$60	$60	$—	$—	$—
Standby letters of credit (1)	$1,445	$1,328	$117	$—	$—

Total commercial commitments	$1,505	$1,388	$117	$—	$—

(1)	The less than 1 year amount of $1.3 million includes a $1.0 million letter of credit in favor of the County of Los Angeles under its contract, and another $0.2 million letter of credit for another customer contract. The remainder represents security deposits for leased facilities.

As of December 31, 2008, we had approximately $11.0 million in minimum operating lease commitments that will be paid through 2013. In addition, we have $1.4 million of funds in certificates of deposit held as collateral for the aforementioned standby letters of credit under bank financing agreements. These amounts reflect current requirements as of December 31, 2008, and may be reduced in the future.

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

During 2008, the Company held investments of auction rate securities. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 28 days. Since February 2008, auctions had failed for our holdings because sell orders exceeded buy orders. During our third quarter of 2008, the brokers who originally sold us the auction rate securities entered into agreements with state and/or federal regulators to repurchase certain auction rate securities at par value. The Company notified the brokers it would participate in the repurchase programs and in October 2008, $1.2 million of our auction rate securities were sold at par under this program. The remaining $0.7 million of our auction rate securities were tendered for sale during our fourth quarter of 2008 and were successfully settled. As of December 31, 2008, our investment portfolio did not contain any auction rate securities.

The table that follows presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of December 31, 2008 and 2007 (in thousands, except average interest rates).

	Aggregate Fair Value		Weighted Average Interest Rate
	2008	2007	2008	2007
Cash and Cash equivalents:
Cash (1)	$18,272	$6,364
Money market funds	2,377	755

Total cash and Cash equivalents	$20,649	$7,119

Short-term investments:
Certificates of deposit	$3,493	$2,510
Corporate debt securities	—	5,851
Debt issued by US government	720	808

	$4,213	$9,169

Long-term investments:
Debt issued by US government	$3,043	$1,197

Total long-term investments	$3,043	$1,197

Summary:
Cash	$18,272	$6,364	2.35%	4.83%
Money market funds	2,377	755	2.06%	4.90%
Certificates of deposit	3,493	2,510	3.75%	4.50%
Corporate debt securities	—	5,851	0.00%	4.82%
Debt issued by US government	3,763	2,005	3.92%	4.80%

	$27,905	$17,485

Note:

(1)	Excluded from the fair value of the principal amounts of cash is $1.4 million, which is restricted cash that is held in escrow for rental properties, meeting customer performance expectations and employee benefit obligations.

Foreign Currency Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. Changes in foreign exchange rates did not materially impact our results of operations. For the year ended December 31, 2008, approximately 5% of total revenue was denominated in currencies other than the United States dollar and approximately 4% of our total direct and operating costs were incurred in currencies other than the United States dollar. The foreign currencies are limited to the Australian dollar, the British Pound Sterling, and the Canadian dollar.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board of Directors. As of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act of 1934). An evaluation was conducted to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation.

Changes in Internal Control over Financial Reporting

No change to our internal control over financial reporting occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management of QuadraMed Corporation is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f), and 15d-15(f) under the Securities Exchange Act of 1934). Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the COSO of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

Management has concluded that our internal controls over financial reporting and our disclosure controls and procedures were effective as of December 31, 2008. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

None

PART III

Item 10. Director, Executive Officers and Corporate Governance

Information regarding QuadraMed’s directors appears under “Election of Directors” in our Proxy Statement for the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”). That portion of the 2009 Proxy Statement is incorporated by reference into this Item 10. Information regarding QuadraMed’s executive officers appears in Item 4A. Executive Officers of the Registrant of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appears under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement. That portion of the 2009 Proxy Statement is incorporated by reference into this Item 10.

Code of Ethics

Information about our Code of Ethics for Principal Executive Officers and Senior Financial Officers appears under “Code of Ethics” in the 2009 Proxy Statement. That portion of our 2009 Proxy Statement is incorporated by reference into this Item 10.

Item 11. Executive Compensation

Information about compensation of QuadraMed’s named executive officers appears under “Executive Compensation” in the 2009 Proxy Statement. Information about compensation of QuadraMed’s directors appears under “Director Compensation” in the 2009 Proxy Statement. Those portions of the 2009 Proxy Statement are incorporated by reference into this Item 11.

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

Information about security ownership of certain beneficial owners and management appears under “Security Ownership of Directors and Officers” in the 2009 Proxy Statement. That portion of the 2009 Proxy Statement is incorporated by reference into this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information about certain relationships and related transactions appears under “Certain Relationships and Related Transactions” in the 2009 Proxy Statement. That portion of the 2009 Proxy Statement is incorporated by reference into this Item 13.

Item 14. Principal Accountant Fees and Services

Information regarding audit fees and all other fees, in addition to the Audit Committee’s pre-approval policies and procedures appears under “Fees of Independent Registered Public Accounting Firm” in the 2009 Proxy Statement. That portion of the 2009 Proxy Statement is incorporated by reference into this Item 14.

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

QUADRAMED CORPORATION

Date: March 10, 2009	By:	/s/ KEITH B. HAGEN
Keith B. Hagen
Chief Executive Officer

Date: March 10, 2009	By:	/s/ DAVID L. PIAZZA
David L. Piazza Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ KEITH B. HAGEN Keith B. Hagen	Chief Executive Officer, Director (Principal Executive Officer)	March 10, 2009

/s/ DAVID L. PIAZZA David L. Piazza	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2009

/s/ ROBERT L. PEVENSTEIN Robert L. Pevenstein	Chairman of the Board	March 10, 2009

/s/ JULIAN A.L. ALLEN Julian A.L. Allen	Director	March 10, 2009

/s/ LAWRENCE P. ENGLISH Lawrence P. English	Director	March 10, 2009

/s/ ROBERT W. MILLER Robert W. Miller	Director	March 10, 2009

/s/ JAMES E. PEEBLES James E. Peebles	Director	March 10, 2009

EXHIBIT INDEX

Certain of the following exhibits have been previously filed with the SEC and are incorporated herein by reference from the document described in parentheses. Certain others are filed herewith.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of June 30, 2004, by and among QuadraMed Corporation, Sawgrass, LLC, Tempus Software, Inc. and each of the shareholders of Tempus Software, Inc. (Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on July 15, 2004.)

2.2	Asset Purchase Agreement, dated as of July 22, 2007, by and among Misys Hospital Systems, Inc., Misys plc, QuadCopper, LLC and QuadraMed Corporation. (Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on July 26, 2007.)

3.1	Fourth Amended and Restated Certificate of Incorporation of QuadraMed. (Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on June 16, 2008.)

3.2	Amended and Restated Bylaws of QuadraMed. (Exhibit 3.1 to our Current Form on Form 8-K, as filed with the SEC on February 4, 2008.)

4.1	Form of Common Stock certificate, as amended June 13, 2008. (Exhibit 4.1 to our Registration Statement on Form 8-A/A as filed with the SEC on July 8, 2008.)

4.2	Form of Common Stock certificate prior to June 13, 2008. (Exhibit 4.2 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

4.3	Warrant Agreement, including Form of Warrant, dated as of April 17, 2003, by and between QuadraMed Corporation and The Bank of New York, as warrant agent. (Exhibit 4.3 to our Current Report on Form 8-K, filed with the SEC on April 30, 2003.)

4.4	Registration Rights Agreement, dated as of April 17, 2003, among QuadraMed, the investors listed on the signature pages thereto, and Philadelphia Brokerage Corporation. (Exhibit 4.5 to our Current Report on Form 8-K, filed with the SEC on April 30, 2003.)

4.5	Registration Rights Agreement dated as of June 15, 2004, by and between QuadraMed and the investors identified on the signature pages thereto. (Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on June 17, 2004.)

4.6	Form of Preferred Stock certificate for the Series A Cumulative Mandatory Convertible Preferred Shares. (Exhibit 4.17 to our Pre-Effective Amendment No. 3 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25, 2004.)

10.1	Summary Plan Description, QuadraMed Corporation 401(k) Plan. (Exhibit 10.3 to our Registration Statement on Form SB-2, No. 333-5l80-LA, as filed with the SEC on June 28, 1996, as amended by Amendment No. l, Amendment No. 2 and Amendment No. 3 thereto, as filed with the SEC on July 26, 1996, September 9, 1996, and October 2, 1996, respectively.)

10.2	Amended and Restated 1996 Stock Incentive Plan of QuadraMed. (Exhibit 4.1 to our Current Report on Form 8-K, as filed with the SEC on August 10, 2007.)

10.3	Amended and Restated 1999 Supplemental Stock Option Plan of QuadraMed. (Exhibit 4.2 to our Current Report on Form 8-K, as filed with the SEC on August 10, 2007.)

10.4	Amended and Restated 2002 Employee Stock Purchase Plan of QuadraMed. (Exhibit 4.3 to our Current Report on Form 8-K, as filed with the SEC on August 10, 2007.)

Exhibit Number	Exhibit Description
10.5	Amended and Restated 2004 Stock Compensation Plan of QuadraMed. (Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on August 8, 2008.)

10.6	Form of Indemnification Agreement between QuadraMed and its directors and executive officers. (Exhibit 10.1 to our Quarterly Report on Form 10-Q, as filed with the SEC on November 7, 2008.)

10.7	Employment Agreement dated August 1, 2005, between James R. Klein and QuadraMed Corporation. (Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006, as amended by Amendment No. 1 thereto, as filed with the SEC on August 17, 2006.)

10.8	Amended and Restated Inducement Stock Option Agreement originally dated as of August 1, 2005, and amended as of August 8, 2007 between James R. Klein and QuadraMed Corporation. (Exhibit 99.4 to our Current Report on Form 8-K, as filed with the SEC on August 10, 2007.)

10.9	Amended and Restated Restricted Stock Agreement originally dated as of August 1, 2005, and amended as of August 8, 2007 between James R. Klein and QuadraMed Corporation. (Exhibit 99.7 to our Current Report on Form 8-K, as filed with the SEC on August 10, 2007.)

10.10	Employment Agreement dated as of August 10, 2005, between David L. Piazza and QuadraMed Corporation. (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on September 1, 2005.)

10.11	Employment Agreement dated as of October 17, 2005, between Keith B. Hagen and QuadraMed Corporation. (Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

10.12	Amended and Restated Inducement Stock Option Agreement originally dated as of October 17, 2005, and amended as of August 8, 2007 between Keith B. Hagen and QuadraMed Corporation. (Exhibit 99.3 to our Current Report on Form 8-K, as filed with the SEC on August 10, 2007.)

10.13	Amended and Restated Restricted Stock Agreement originally dated as of October 17, 2005, and amended as of August 8, 2007 between Keith B. Hagen and QuadraMed Corporation. (Exhibit 99.6 to our Current Report on Form 8-K, as filed with the SEC on August 10, 2007.)

10.14	Proprietary Information and Non-Competition Agreement dated September 26, 2005, between Keith B. Hagen and QuadraMed Corporation. (Exhibit 99.5 to our Current Report on Form 8-K, as filed with the SEC on September 29, 2005.)

10.15	Employment Agreement dated as of November 21, 2005, between Steven V. Russell and QuadraMed Corporation. (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on November 28, 2005.)

10.16	Amended and Restated Inducement Stock Option Agreement originally dated as of November 21, 2005, and amended as of August 8, 2007 between Steven V. Russell and QuadraMed Corporation. (Exhibit 99.5 to our Current Report on Form 8-K, as filed with the SEC on August 10, 2007.)

10.17	Proprietary Information and Non-Competition Agreement dated as of November 21, 2005, between Steven V. Russell and QuadraMed Corporation. (Exhibit 99.3 to our Current Report on Form 8-K, as filed with the SEC on November 28, 2005.)

10.18	Employment Agreement dated as of July 16, 2007, between James Milligan and QuadraMed Corporation (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on July 17, 2007.)

10.19	Settlement Agreement dated July 6, 2005, between James D. Durham and QuadraMed Corporation. (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on July 8, 2005.)

Exhibit Number	Exhibit Description
10.20	Negotiable Promissory Note dated July 6, 2005, between James D. Durham and QuadraMed Corporation. (Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on July 8, 2005.)

10.21	Security Agreement dated July 6, 2005, between James D. Durham and QuadraMed Corporation. (Exhibit 99.3 to our Current Report on Form 8-K, as filed with the SEC on July 8, 2005.)

10.22	Lease dated November 19, 1998 for facilities located at 22 Pelican Way, San Rafael, California. (Exhibit 1.7 to our Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC on March 30, 2000.)

10.23	Lease dated November 26, 2001 for facilities located at 1050 Los Vallecitos Boulevard, San Marcos, California. (Exhibit 10.18 to our Registration Statement on Form S-1, No. 333-112040, as filed January 21, 2004.)

10.24	Lease dated September 15, 2001 for facilities located at 12110 Sunset Hills Road, Reston, Virginia. (Exhibit 10.19 to our Registration Statement on Form S-1, No. 333-112040, as filed January 21, 2004.)

10.25	Value Added Remarketing Agreement dated September 26, 1989, by and between InterSystems Corporation and the Compucare Company. (Exhibit 10.28 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25, 2004.)

10.26	Amendment to VAR Agreement between QuadraMed Affinity Corporation and InterSystems Corporation. (Exhibit 10.29 to our Registration Statement on Form S-1, No. 333-112040, as filed with the SEC on August 25, 2004.)

10.27	Amendment of Employment Agreement dated March 26, 2008, between Keith B. Hagen and QuadraMed. (Exhibit 99.1 to our Current Report on Form 8-K, as filed with the SEC on April 1, 2008.)

10.28	Amendment of Employment Agreement dated March 26, 2008, between David L. Piazza and QuadraMed. (Exhibit 99.2 to our Current Report on Form 8-K, as filed with the SEC on April 1, 2008.)

10.29	Amendment of Employment Agreement dated March 26, 2008, between James R. Klein and QuadraMed. (Exhibit 99.3 to our Current Report on Form 8-K, as filed with the SEC on April 1, 2008.)

10.30	Amendment of Employment Agreement dated March 26, 2008, between James R. Milligan and QuadraMed. (Exhibit 99.4 to our Current Report on Form 8-K, as filed with the SEC on April 1, 2008.)

10.31	Amendment of Employment Agreement dated March 26, 2008, between Steven V. Russell and QuadraMed. (Exhibit 99.5 to our Current Report on Form 8-K, as filed with the SEC on April 1, 2008.)

10.32	Securities Purchase Agreement, dated October 16, 2008, by and among QuadraMed Corporation and Knott Partners, L.P., Knott Partners Offshore Master Fund, LP, CommonFund Hedged Equity Company, Shoshone Partners, LP, and Good Steward Trading Company, s.p.c. (Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on October 16, 2008.)

10.33	Stock Repurchase Agreement, dated October 17, 2008, by and between QuadraMed Corporation and Keith B. Hagen. (Exhibit 2.1 to our Current Report on Form 8-K, as filed with the SEC on October 20, 2008.)

Exhibit Number	Exhibit Description
10.34	2008 Employee Stock Purchase Plan of QuadraMed (Exhibit 4.3 to our Registration Statement on Form S-8, No. 333-153671, as filed with the SEC on September 25, 2008.)

14.1	QuadraMed Corporation Code of Ethics for Principal Executive Officers and Senior Financial Officers. (Exhibit 14.1 to our Current Report on Form 8-K, as filed with the SEC on March 15, 2006.)

21.1**	QuadraMed Corporation subsidiaries.

23.1**	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

31.1**	Section 302 Certification—CEO

31.2**	Section 302 Certification—CFO

32.1**	Section 906 Certification—CEO

32.2**	Section 906 Certification—CFO

**	Filed herewith

QUADRAMED CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

QuadraMed Corporation

Reston, Virginia

We have audited the accompanying consolidated balance sheets of QuadraMed Corporation (“the Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of QuadraMed Corporation at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), QuadraMed Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Bethesda, Maryland

March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

QuadraMed Corporation

Reston, Virginia

We have audited QuadraMed Corporation’s (“the Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). QuadraMed Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, QuadraMed Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of QuadraMed Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Bethesda, Maryland

March 10, 2009

QUADRAMED CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$20,649	$7,119
Short-term investments	4,213	9,169
Accounts receivable, net of allowance for doubtful accounts of $1,052 and $1,449, respectively	20,843	26,088
Unbilled receivables	6,177	5,183
Deferred contract expenses	5,005	6,060
Prepaid royalty expenses	7,831	2,298
Prepaid expenses and other current assets, net of allowance on other receivable of $919 and $1,229, respectively	4,485	3,069
Deferred tax asset, net of valuation allowance	6,240	7,376

Total current assets	75,443	66,362

Restricted cash	1,444	2,389
Long-term investments	3,043	1,197
Property and equipment, net of accumulated depreciation and amortization of $17,732 and $22,855 respectively	3,895	3,778
Goodwill	35,632	33,942
Other amortizable intangible assets, net of accumulated amortization of $29,304 and $31,119, respectively	9,387	11,768
Other long-term assets	2,829	3,182
Deferred tax asset, net of valuation allowance	47,921	49,758

Total assets	$179,594	$172,376

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,705	$4,910
Accrued payroll and related	7,228	9,602
Accrued exit cost of facility closing	888	1,178
Income tax payable	688	483
Other accrued liabilities	4,721	7,054
Dividends payable	1,375	1,375
Deferred revenue	53,190	36,111

Total current liabilities	72,795	60,713
Accrued exit cost of building closing	—	888
Other long-term liabilities	1,834	2,722

Total liabilities	74,629	64,323

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.01 par, 5,000 shares authorized, 4,000 shares issued and outstanding respectively	96,144	96,144
Common stock, $0.01 par, 30,000 shares authorized; 9,451 and 45,891 shares issued and 8,287 and 45,284 shares outstanding, respectively	95	459
Shares held in treasury, 1,164 and 607, respectively	(9,031)	(292)
Additional paid-in-capital	316,027	310,557
Accumulated other comprehensive loss	(1,675)	(80)
Accumulated deficit	(296,595)	(298,735)

Total stockholders’ equity	104,965	108,053

Total liabilities and stockholders’ equity	$179,594	$172,376

The accompanying notes are an integral part of these consolidated financial statements.

QUADRAMED CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2008	2007	2006
Revenue
Services	$23,407	$19,760	$12,767
Maintenance	68,281	59,892	55,975
Installation and other	12,344	11,939	11,823

Services and other	104,032	91,591	80,565
Term licenses	32,052	31,031	25,515
Perpetual licenses	13,343	10,597	16,596

Licenses	45,395	41,628	42,111
Hardware	1,008	4,131	2,525

Total revenue	150,435	137,350	125,201

Cost of revenue
Cost of services and other revenue	45,911	36,737	26,456
Royalties and other	15,146	15,683	12,095
Amortization of acquired technology and capitalized software	995	1,090	3,401

Cost of license revenue	16,141	16,773	15,496
Cost of hardware revenue	771	3,722	2,007

Total cost of revenue	62,823	57,232	43,959

Gross margin	87,612	80,118	81,242

Operating expense
General and administration	20,295	18,275	19,127
Software development	33,673	32,390	31,770
Sales and marketing	19,023	18,057	15,331
Amortization of intangible assets and depreciation	3,131	3,468	4,195
Loss on sale of assets	782	—	—

Total operating expenses	76,904	72,190	70,423

Income from operations	10,708	7,928	10,819

Other income (expense)
Interest expense, includes non-cash charges of $72, $122 and $374, respectively	(122)	(127)	(379)
Interest income	574	2,280	1,746
Other income, net	29	511	101

Other income	481	2,664	1,468

Income before income taxes	$11,189	$10,592	$12,287
(Provision) benefit for income taxes	(4,024)	52,408	(342)

Net income	$7,165	$63,000	$11,945
Preferred stock accretion, dividend premium and dividends declared	(5,500)	(6,032)	(5,978)

Net income attributable to common shareholders	$1,665	$56,968	$5,967

Income per share-basic
Basic	$0.19	$6.47	$0.71
Diluted	$0.19	$3.96	$0.65

Weighted average shares outstanding
Basic	8,798	8,812	8,411

Diluted	8,839	15,893	9,173

The accompanying notes are an integral part of these consolidated financial statements.

QUADRAMED CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Preferred Stock		Common Shares		Treasury Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Equity	Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount
December 31, 2005	4,000	$88,231	41,702	$417	(457)	$(5)	$302,324	$(89)	$(359,686)	$31,192	$(9,241)
Cumulative effect of adjustments resulting from the adoption of SAB 108, net of tax	—	—	—	—	—	—	—	—	(1,915)	(1,915)	—
Issuance of common stock	—	—	674	7	—	—	904	—	—	911	—
Issuance of common stock under ESPP program	—	—	92	1	—	—	—	—	—	1	—
Issuance of common stock upon exercise of warrants	—	—	1,210	12	—	—	12	—	—	24	—
Accretion of preferred stock	—	5,059	—	—	—	—	—	—	(5,059)	—
Amortization of deferred compensation	—	—	—	—	—	—	385	—	—	385	—
Stock based compensation	—	—	—	—	—	—	879	—	—	879	—
Preferred dividends declared	—	—	—	—	—	—	—	—	(128)	(128)
Preferred dividends paid	—	—	—	—	—	—	—	—	(791)	(791)
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	102	—	102	102
Foreign currency translation	—	—	—	—	—	—	—	(62)	—	(62)	(62)
Other	—	—	—	—	—	—	—	—	(72)	(72)	—
Net income	—	—	—	—	—	—	—	—	11,945	11,945	11,945

December 31, 2006	4,000	$93,290	43,678	$437	(457)	$(5)	$304,504	$(49)	$(355,706)	$42,471	$11,985

Issuance of common stock	—	—	1,084	11	—	—	2,074	—	—	2,085	—
Issuance of common stock under ESPP program	—	—	86	1	—	—	121	—	—	122	—
Issuance of common stock upon exercise of warrants	—	—	1,043	10	—	—	—	—	—	10	—
Accretion of preferred stock	—	2,854	—	—	—	—	—	—	(2,854)	—
Repurchase of treasury shares	—	—	—	—	(150)	(287)	—	—	—	(287)	—
Amortization of deferred compensation	—	—	—	—	—	—	382	—	—	382	—
Stock based compensation	—	—	—	—	—	—	2,474	—	—	2,474	—
Tax benefit of stock options	—	—	—	—	—	—	1,002	—	—	1,002
Preferred dividends declared	—	—	—	—	—	—	—	—	(1,375)	(1,375)
Preferred dividends paid	—	—	—	—	—	—	—	—	(1,803)	(1,803)
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	52	—	52	52
Foreign currency translation	—	—	—	—	—	—	—	(83)	3	(80)	(80)
Net income	—	—	—	—	—	—	—	—	63,000	63,000	63,000

December 31, 2007	4,000	$96,144	45,891	$459	(607)	$(292)	$310,557	$(80)	$(298,735)	$108,053	$62,972

Issuance of common stock (pre-split)	—	—	58	1	—	—	381	—	—	382	—
Issuance of common stock under ESPP program (pre-split)	—	—	54	1	—	—	164	—	—	165	—
Issuance of common stock upon exercise of warrants (pre-split)	—	—	1,022	10	—	—	(10)	—	—	—	—
One-For-Five Reverse Stock Split	—	—	(37,619)	(372)	486	—	372	—	—	—	—
Issuance of common stock (post-split)	—	—	39	—	—	—	—	—	—	—	—
Issuance of common stock under ESPP program (post-split)	—	—	11	—	—	—	—	—	—	—	—
Repurchase of treasury shares	—	—	—	—	(1,043)	(7,453)	—	—	—	(7,453)	—
Reclassification of treasury shares	—	—	(5)	(4)	—	(1,286)	821	—	469	—	—
Amortization of deferred compensation	—	—	—	—	—	—	287	—	—	287	—
Stock based compensation	—	—	—	—	—	—	2,855	—	—	2,855	—
Tax benefit of stock options	—	—	—	—	—	—	600	—	—	600
Preferred dividends declared	—	—	—	—	—	—	—	—	(1,375)	(1,375)
Preferred dividends paid	—	—	—	—	—	—	—	—	(4,125)	(4,125)
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	104	—	104	104
Foreign currency translation	—	—	—	—	—	—	—	(1,699)	6	(1,693)	(1,693)
Net income	—	—	—	—	—	—	—	—	7,165	7,165	7,165

December 31, 2008	4,000	$96,144	9,451	$95	(1,164)	$(9,031)	$316,027	$(1,675)	$(296,595)	$104,965	$5,576

The accompanying notes are an integral part of these consolidated financial statements.

QUADRAMED CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31
	2008	2007	2006
Cash flows from operating activities
Net income	$7,165	$63,000	$11,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,126	4,559	7,598
Deferred compensation amortization	287	382	385
Stock based compensation	2,855	2,474	879
Dividend discount amortization	—	50	303
Provision for bad debts	512	181	820
Loss (gain) on sales of investments	10	(46)	—
Loss on sale of assets	782	—	—
Interest income on investments	(121)	(101)	—
Interest income on letters of credit	—	(103)	—
Interest expense on note payable	72	72	72
Deferred income taxes	3,477	(52,102)	—
Other	—	—	(21)
Changes in assets and liabilities:
Accounts receivable	(1,148)	2,544	5,911
Prepaid expenses and other	(5,326)	5,663	413
Accounts payable and accrued liabilities	(6,604)	258	(4,446)
Deferred revenue	19,612	(13,995)	(7,135)

Cash provided by operating activities	25,699	12,836	16,724

Cash flows from investing activities
Decrease in restricted cash	945	(48)	50
Purchases of property and equipment	(1,950)	(2,261)	(982)
Proceeds from the sale of assets	106	—	—
Sales of available-for-sale securities, net	9,080	51,162	7,227
Purchases available-for-sale securities	(5,907)	(49,484)	(17,813)
Acquisitions of businesses, net of cash acquired	(56)	(33,901)	—
Other	—	—	(28)

Cash provided by (used in) investing activities	2,218	(34,532)	(11,546)

Cash flows from financing activities
Payment of preferred stock dividends	(5,500)	(5,628)	(6,500)
Proceeds from issuance of common stock and other	547	2,217	938
Repurchase of common stock	(7,453)	(287)	—

Cash used in financing activities	(12,406)	(3,698)	(5,562)

Effect of exchange rate changes	(1,981)	(83)	(62)

Net increase (decrease) in cash and cash equivalents	13,530	(25,477)	(446)
Cash and cash equivalents, beginning of year	7,119	32,596	33,042

Cash and cash equivalents, end of year	$20,649	$7,119	$32,596

Supplemental disclosure of cash flow information
Cash paid for interest	$50	$6	$5

Cash paid for taxes	$574	$680	$42

Non-cash transfer of liabilities for implementation of SAB 108 to accumulated deficit	$—	$—	$1,915

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

2. QUADRAMED CORPORATION AND BASIS OF PRESENTATION

Financial Statement Presentation and Principles of Consolidation

These consolidated financial statements, which include the accounts of QuadraMed and all wholly owned subsidiaries, have been prepared in conformity with (i) generally accepted accounting principles in the United States (“GAAP”), and (ii) the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions between QuadraMed and its subsidiaries are eliminated in consolidation.

On June 13, 2008, QuadraMed announced the effectiveness of the reverse split of its common stock in the ratio of one-for-five (the “Reverse Split”). No fractional shares of common stock were issued as a result of the Reverse Split and stockholders received an insignificant cash payment in lieu of fractional shares. All per share (except par value) and shares outstanding data in the Consolidated Balance Sheet and Consolidated Statement of

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Stockholder’s Equity have not been retroactively restated to reflect the stock split. However, all per share (except par value) and shares outstanding data in the Consolidated Statements of Operations and Notes to the Consolidated Financial Statements have been retroactively restated to reflect the stock split for comparative purposes. The number of shares of common stock issuable upon conversion of the Series A Preferred Stock, the outstanding stock options and the other stock awards, as well as the number of shares of common stock reserved for issuance under our various employee benefit plans, were proportionately adjusted in accordance with the terms of those respective agreements and plans. For further discussion, see Note 17—Reverse Stock Split.

Use of Estimates in Preparation of Financial Statements

We make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, contingent assets and liabilities, revenues and expenses and statement of cash flows. Significant estimates and assumptions have been made regarding revenue recognition, the allowance for doubtful accounts, contingencies, litigation, deferred revenue and intangibles resulting from our purchase business combinations, assumptions used in evaluating potential impairments of goodwill and intangible assets, stock-based compensation and valuation allowance on deferred tax assets and other amounts. We base estimates and assumptions on historical experience and on various other assumptions which management believes to be reasonable under the circumstances. Uncertainties inherent in these estimates include, among other things, significant estimates within percentage-of-completion accounting. In addition, we review at least annually our estimates related to the valuations of intangibles including acquired technology, goodwill, customer lists, trademarks and other intangibles and capitalized software. Actual results may differ materially from these estimates and assumptions, particularly if different assumptions were used to evaluate the recoverability of goodwill and intangible assets.

Reclassifications

Certain reclassifications have been made to prior year revenue and expenses and statements of cash flows classifications to conform to the current year presentation.

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

We allocate revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the maintenance portion of the arrangement based on the substantive renewal rate approach: a renewal rate specified in a contractual arrangement is representative of vender-specific-objective evidence (“VSOE”) of fair value. The professional services portion of the arrangement is based on hourly rates which we charge for these services when sold separately from software. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The proportion of revenue recognized upon delivery varies from quarter-to-quarter depending upon the mix of licensing arrangements, perpetual or term-based, and the determination of vendor-specific objective evidence (“VSOE”) of fair value for undelivered elements. Many of our licensing arrangements include fixed implementation fees and do not allow us to recognize license revenue until these services have been performed. We recognize revenue only after establishing that we have VSOE for all undelivered elements.

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentration of Credit Risk

Accounts receivable represent our highest potential concentration of credit risk. We reserve for credit losses and do not require collateral on our trade accounts receivable. In addition, we maintain cash and investment balances in accounts at various domestic banks and brokerage firms. Our balances at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000 at each bank.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives, which are generally three years for computer equipment and purchased software and five years for office furnishings and equipment. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life (generally 10 years). Maintenance and repair costs are expensed as incurred. We review property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For property and equipment sales and disposals, the cost and related accumulated depreciation are removed from the accounts and net amounts, less proceeds from disposals, are included in income. Accordingly, no indications of impairment existed.

Goodwill

We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Goodwill acquired in business combinations is not amortized but is tested for impairment annually or more often if an event or circumstances indicate that an impairment loss has been incurred. We have determined that we have one reporting unit under the criteria set forth by SFAS 142. We reviewed goodwill for impairment and determined that the fair value of the single reporting unit, based on our assumptions used as identified by management, exceeded the carrying values of the net assets. Accordingly, no indicators of impairment existed.

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

Software Development Costs

In accordance with SFAS No. 86—Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, we capitalize software development costs upon establishment of technological feasibility until the product is generally available to the market.

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prior to 2007, we provided a full tax valuation allowance for our federal, state, and foreign deferred tax assets based on management’s evaluation that our ability to realize such assets did not meet the criteria of “more likely than not”. We have continuously evaluated additional facts representing positive and negative evidence in the determination of our ability to realize the deferred tax assets. These deferred tax assets consist primarily of net operating loss and tax credit carryforwards as well as deductible temporary differences. In 2007, management determined, based on positive evidence as the result of two consecutive years of pretax operating income (2007 and 2006) and anticipated future taxable income over the next 3 year’s budgeted and forecast amounts, that it is now more likely than not that most of these deferred tax assets will be realized in the future. Accordingly, we reduced the deferred tax asset valuation allowance by approximately $69.0 million as of December 31, 2007. This resulted in a benefit to deferred tax expense of $63.8 million for the year 2007, a reduction of goodwill from prior acquisitions of $4.2 million, and an adjustment to additional paid-in capital of $1.0 million. The $63.8 million benefit is comprised of a federal benefit of $57.0 million and a state benefit of $7.3 million, and a foreign provision of $0.5 million.

We adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. The accounting estimates related to the liability for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. See Note 23—Income Taxes.

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

Net Income Per Share

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

The following table sets forth the Basic income (loss) per share and the Diluted income (loss) per share computation for the respective periods (in thousands):

	Year ended December 31,
	2008	2007	2006
Numerator:
Net income	$7,165	$63,000	$11,945
Preferred stock accretion, dividends and premium	(5,500)	(6,032)	(5,978)

Net income attributable to common shareholders	$1,665	$56,968	$5,967

Denominator:
Weighted average number of common shares outstanding:
Basic	8,798	8,812	8,411
Diluted	8,839	15,893	9,173

Income per common share:
Basic	$0.19	$6.47	$0.71
Diluted	$0.19	$3.96	$0.65

The following common stock equivalent shares, from the indicated equity instruments, are included in the respective calculations of diluted earnings per share for the years 2008, 2007 and 2006 if their effect is dilutive. In 2008 and 2006, the preferred shares were anti-dilutive and excluded from the diluted computation. However, in 2007, the preferred shares were dilutive and included in the diluted computation. Common stock equivalent shares considered in the dilutive earnings per share computation were as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Equity instruments:
Convertible preferred stock	6,452	6,452	6,452
Warrants	—	228	565
Stock options	41	402	197

Total common stock equivalent shares	6,493	7,082	7,214

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)

The components of our comprehensive income include the unrealized gain on available-for-sale securities and foreign currency translation adjustment. The following table sets forth the computation of comprehensive income (in thousands):

	Year ended December 31,
	2008	2007	2006
Net Income	$7,165	$63,000	$11,945
Unrealized gain	104	52	102
Foreign currency translation adjustment	(1,693)	(80)	(62)

Comprehensive income (loss)	$5,576	$62,972	$11,985

Translation of Foreign Financial Statements

The functional currency of the Company’s foreign subsidiaries is their local currency, the Australian dollar, the British Pound Sterling, and the Canadian dollar. Accordingly, assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates in effect on the balance sheet date. Income and expense items are translated at average rates for the period. Translation adjustments are recorded as a component of other comprehensive income. Changes in value of intercompany balances which are considered long term in nature (i.e. not expected to be repaid for the foreseeable future) are also recorded as part of other comprehensive income. Foreign currency transaction gains (losses) recorded in operating expenses were approximately $(1.7) million for 2008, $(83,000) for 2007 and $(62,000) for 2006.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The provisions of SFAS No. 157 were effective on January 1, 2008. In February 2008, the FASB issued a FASB Staff Position to partially delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. Based on the FASB Staff Position, the partial adoption of SFAS No. 157 has not had a material impact on our financial position and results of operations for the year ending December 31, 2008. We are still assessing the impact that SFAS No. 157 will have on our nonrecurring measurements for non-financial assets and liabilities in 2009.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We currently expect the adoption of FSP No. 142-3 to have an immaterial impact on our consolidated financial position, results of operations or cash flows.

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets acquired	$10,582
Property and equipment	755
Identifiable intangible assets	12,400
Goodwill	13,881
Current liabilities	(3,439)
Long term liabilities—capital lease obligation	(222)

Net Assets Acquired	$33,957

The goodwill recognized results primarily from the value of the clinical product features and functionality acquired, beyond its current features and functionality and that of the legacy Affinity clinical software that will allow us to compete for clinical information systems business in large hospitals and multi-facility engagements where we would otherwise not be able to compete. Goodwill increased by approximately $1.7 million during 2008 primarily due to the evaluation of deferred revenue on customer contracts acquired, a reduction of estimated commissions, and a reduction of accounts receivable offset by deferred contract costs realigned with remaining contract obligations and additional legal and professional fees related to the acquisition. The identifiable intangible assets include the following:

Trade Names (2 years—straight line amortization)	$300
Technology (10 years—sum of years digits amortization)	5,400
Customer Relationships (10 years—sum of years digits amortization)	6,700

Total identifiable intangible assets	$12,400

The following unaudited pro forma results of operations assume the CPR Acquisition took place on January 1 for the periods presented:

	Year Ended December 31, (Unaudited - in thousands)
	2007	2006
Pro forma revenue	$158,486	$153,265
Pro forma net income (loss) attributable to common shareholders	$50,757	(3,851)
Pro forma basic earnings (loss) per share	$5.75	(0.45)
Pro forma diluted earnings (loss) per share	$3.55	$(0.45)

The unaudited pro forma results of operations are being furnished solely for informational purposes and are not intended to represent or be indicative of the consolidated results of operations that the company would have reported had these transactions been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results.

5. DISCONTINUED OPERATION—FINANCIAL SERVICES DIVISION AND EXIT COST OF     FACILITY CLOSING

We completed the shutdown of our Financial Services division in San Marcos, California on February 14, 2005. We estimated the facility closing costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, as the master lease associated with this facility did not terminate until May 2008. In addition, we also vacated and closed our San Rafael, California facility during 2004 as a result of the

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

relocation of our headquarters to Reston, Virginia. We estimated our liability under the operating lease agreement and accrued exit costs as the lease does not terminate until December 2009. Subsequently, we secured a sub-tenant for 33% of the space. However, the sub-tenant prematurely vacated the space in June 2008. As a result, the San Rafael lease payments to be made by QuadraMed total $0.9 million for 2009, including the Company’s share of common costs.

The following table sets forth a summary of the exit cost charges and accrued exit costs for both the San Marcos, California and San Rafael, California facilities as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007

Exit Costs for San Rafael Facility:
Accrued exit cost of facility closing, beginning of year	$1,931	$3,079
Principal reductions	(1,043)	(1,148)

Accrued exit cost of facility closing, end of year	$888	$1,931

Exit Costs for San Marcos Facility:
Accrued exit cost of facility closing, beginning of year	$135	$534
Principal reductions	(135)	(399)

Accrued exit cost of facility closing, end of year	—	135

Total Exit Cost Charges and Accrued Exit Costs	$888	$2,066

Accrued Exit Costs Liability:
Short-term	888	1,178
Long-term	—	888

Total	$888	$2,066

6. SALE OF ASSETS

On April 30, 2008, we completed the sale of substantially all of the assets of our wholly owned subsidiaries, QuadraMed International Pty Limited in Australia and QuadraMed International Limited in the United Kingdom for initial cash proceeds of $0.1 million and future earn-out payments over a three-year period based on a schedule of targeted revenue between $100,000 AUD and $200,000 AUD per year. We recorded a loss on sale of assets of $0.8 million during 2008. The products contained within these subsidiaries focused on stand-alone lab and radiology products installed in the United Kingdom, Australia and New Zealand. However, with the addition of the QuadraMed CPR (“QCPR”) product last year, which included integrated lab and radiology products, and our focus on the Care-Based Revenue Cycle and core products, these foreign-based products were considered redundant to our portfolio.

7. EMPLOYMENT MATTERS

On February 5, 2008, we announced a strategic initiative to increase overall product development capacity and to further accelerate delivery of our “Care-Based Revenue Cycle” product strategy to the healthcare market. Related to this capacity expansion and resource realignment initiative, we eliminated 69 positions in various technical, administrative and other non-technical areas. As a result, the Company incurred a one time severance cost for 2008 of approximately $0.5 million. The reduction in force within the Software Development teams was tied to the strategic initiative to increase overall product development capacity and to further accelerate delivery of our “Care-Based Revenue Cycle” product strategy to the healthcare market through a

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

partnering arrangement with Tata Consultancy Services (“TCS”). Although this refocusing of resources resulted in the elimination of 52 internal development positions, we currently have approximately 104 members of the Tata staff working on QuadraMed software development initiatives.

During 2007, the Company and its legal counsel completed a Company initiated review of job descriptions and employee wage/hour classifications. As a result, we changed the wage/hour classifications for certain employees to ensure compliance with applicable law and paid past overtime to the affected employees at the end of November. We recorded $1.2 million of additional compensation expense during the third and fourth quarters of 2007 related to these actions.

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

The following table represents the assets on our financial statements as of December 31, 2008 subject to SFAS 157 and indicates the fair value hierarchy of the valuation techniques we used to determine the fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial paper, certificates of deposit and other money market instruments	$27,750	$27,750	$—	$—
U.S. government and federal agency debt securities	3,763	3,763	—	—

Total	$31,513	$31,513	$—	$—

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2008, the Company reclassified certain auction rate securities from Level 1 to Level 3 securities due to the uncertain liquidity surrounding those investments during 2008. For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type (in thousands):

Level 3 Fair Value Measurements Year Ended December 31, 2008
Description	Auction Rate Securities	Total
Beginning Balance	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings (or changes in net assets)	—	—
Included in other comprehensive income	—	—
Purchases, issuances and settlements	(3,500)	(3,500)
Transfers in and/or out of Level 3	3,500	3,500

Ending Balance	$—	$—

9. CASH AND INVESTMENTS

Restricted Cash—Restricted cash consists of restricted deposits with financial institutions for periods greater than 12 months and accordingly have been included in non-current assets. Restricted cash consists of the following (in thousands):

	Year ended December 31,
	2008	2007
Lease agreements	$282	$443
Contract guarantees	1,224	2,000

	$1,506	$2,443
Less: Imprest cash balance	(62)	(54)

	$1,444	$2,389

Stand-by Letters of Credit—As of December 31, 2008, we had $1.5 million in stand-by letters of credit under bank financing agreements outstanding. We pay up to 2% annual fees to renew existing stand-by letters of credit and secure all of the stand-by letters of credit with certificates of deposit. Restricted cash related to stand-by Letters of Credit decreased by $0.9 million from $2.4 million at December 31, 2007 to $1.5 million at December 31, 2008. This decrease was primarily due to a $0.3 million scheduled reduction related to a lease agreement and a $0.8 million decrease in a contract guarantee during 2008, offset by the addition of $0.1 million related to a lease agreement.

Marketable Investments in Other Companies—During 2007, we sold an investment that was written down to zero in 2002 as an impaired asset. As a result of this sale, we recorded a $0.5 million gain in other income.

Variable Life Insurance Policies—We have an investment interest in two variable life insurance policies. Each of the variable life insurance policies provides for the investment of the cash value portion into various sub-accounts that are similar in nature to mutual funds. The policies are issued pursuant to split-dollar agreements with former executives. Trusts have been established for their benefit and make the investment decisions on these policies. We are entitled to reimbursement for all annual premiums paid from 1998 to 2002

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the split-dollar life insurance policies. As of December 31, 2008 and 2007 the carrying value of the asset was $2.8 million. This amount is included in other long-term assets on the accompanying Consolidated Balance Sheets.

10. NOTE PAYABLE

In July 2005, the Company settled litigation with its former Chief Executive Officer. Under the terms of the Settlement Agreement and General Release between the parties (“Settlement Agreement”), in addition to a cash payment, the Company issued a Negotiable Promissory Note (the “Note”) in the principal amount of $1.4 million and with an interest rate of 5.12% per annum. Annual principal payments become due under the note agreement on January 1 of each year along with accrued interest beginning in 2009. The Note is scheduled to be fully paid on January 1, 2013. This amount is included in other accrued liabilities for the current portion and other long-term liabilities for the non-current portion on the accompanying Consolidated Balance Sheets.

11. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2008	2007
Computer equipment	$7,562	$12,513
Office furnishings and equipment	6,156	6,661
Purchased software	7,215	6,861
Leasehold improvements	694	598

Total cost	21,627	26,633
Less: Accumulated depreciation and amortization	(17,732)	(22,855)

Net book value	$3,895	$3,778

Depreciation expense was $1.7 million, $1.8 million and $2.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

12. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

In each of the years ended December 31, 2008, 2007 and 2006, we capitalized none of our software development costs. Operating costs for research activities prior to the establishment of technological feasibility, and for product upgrades and other activities to improve product performance or to respond to updated regulations and business requirements are charged to software development expense as incurred. Such expenditures were $33.7 million, $32.4 million and $31.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. OTHER INTANGIBLE ASSETS

Other intangible assets consisted of the following items as of the dates indicated (in thousands):

	As of December 31, 2008				As of December 31, 2007
	Gross Carrying Amount	Disposals	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Additions	Disposals	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets
Customer relationships	$18,749	$(53)	$(13,561)	$5,135	$12,049	$6,700	$—	$(12,378)	$6,371
Trade Names	3,985	(142)	(3,730)	$113	3,685	300	—	(3,722)	263
Technology	20,153	(4,000)	(12,014)	$4,139	14,753	5,400	—	(15,019)	5,134

Total amortizable intangible assets	$42,887	$(4,195)	(29,305)	$9,387	$30,487	$12,400	$—	(31,119)	$11,768

Intangible assets are amortized over a period of two to ten years, which we believe to be the estimated useful lives of the individual assets.

Amortization of acquired technology, a component of other intangible assets, for the years ended December 31, 2008 and 2007 was $1.0 million and $1.1 million, respectively, and is included in cost of license revenue for the respective periods. For the years ended December 31, 2008 and 2007, amortization expense other than for acquired technology was $1.4 million and $1.7 million, respectively and is included as amortization of intangible assets and depreciation in the consolidated statements of operations.

We estimate that we will have the following amortization expense for the future periods indicated below, related to the intangible assets identified above as of December 31, 2008 (in thousands):

For the years ended December 31,
2009	2,102
2010	1,750
2011	1,510
2012	1,270
2013	2,755

$9,387

14. LEASE OBLIGATIONS

We lease our headquarters and all other facilities and certain equipment under operating leases, some of which contain renewal and purchase options, and a nominal portion of our equipment under capital lease arrangements. Future minimum payments under operating leases with an initial term of more than one year at December 31, 2008, are as follows (in thousands):

Operating Leases
2009	4,961
2010	5,400
2011	647

Total minimum lease payments	$11,008

Rent expense was $4.5 million, $3.2 million and $3.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. LINE OF CREDIT

On December 5, 2006, we entered into a working capital line of credit agreement with our principal bank, under which we could borrow up to $2.0 million. This credit facility was secured by Certificates of Deposits with our principal bank. Borrowings under the line of credit bore interest at varying rates based on an independent index defined as the rate charged by the Lender plus 1.5 basis points. The initial interest rate was established as 6.4% per annum. The line of credit had a stated maturity of December 1, 2007 and there were no borrowings under the agreement. Effective January 1, 2009, the Company renewed the $2.0 million line of credit with similar terms and conditions as described above and has a maturity date of February 17, 2010.

16. SERIES A PREFERRED STOCK

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

The Series A Preferred Stock holders do not have any relative, participating, optional or other voting rights and powers, except that (i) if four quarterly dividend payments are in arrears, such holders are entitled to elect two substitute directors to the Board of Directors at any annual or special meeting, and (ii) in certain circumstances, such holders are entitled to vote on the authorization or creation of securities ranking on par with or above the Series A Preferred Stock, certain amendments to the Fourth Amended and Restated Certificate of Incorporation and the incurrence of new senior indebtedness in an aggregate principal amount exceeding $8 million. Prior to the authorization or creation of, or increase in the authorized amount of, any shares of any class or series (or any security convertible into shares of any class or series) ranking senior to or on par with the Series A Preferred Stock in the distribution of assets upon any liquidation, dissolution or winding up of QuadraMed or in the payment of dividends, QuadraMed must have the affirmative vote of a majority of any outstanding shares of the Series A Preferred Stock (along with any shares of every other series or class of common stock ranking on par with the Series A Preferred Stock having like voting rights). In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, before any payment or distribution of the Company’s assets is made or set apart for the holders of common stock or any other class or series of shares of the Company’s capital stock ranking junior to the Series A Preferred Stock as to the payment of dividends or as to the distribution of assets upon liquidation, dissolution or winding up, the holders of the Series A Preferred Stock shall be entitled to receive a liquidation preference of $25 per share plus an amount equal to all dividends (whether or not earned or declared) accumulated, accrued and unpaid to the date of final distribution. However, for purposes of the foregoing provision, (1) a consolidation or merger of the Company with one or more entities, (2) a statutory share exchange or (3) a sale or transfer of all or substantially all of the Company’s assets shall not be deemed to be a liquidation, dissolution or winding up of the Company.

The Series A Preferred Stock is entitled to quarterly dividends of $0.34 (5.5% per annum) and is convertible into shares of common stock of the Company at a conversion price of $15.50, equivalent to a conversion rate of 1.6129 shares of common stock for each share of Series A Preferred Stock. As provided in the Fourth Amended and Restated Certificate of Incorporation, because the Company had not as of June 15, 2005 completed the registration of the Series A Preferred Stock with the SEC, the dividend rate for such stock increased to $0.40625 per quarter ($1.625 per annum) on June 16, 2005, and such rate applied through December 1, 2006, the date the registration statement for the four million Series A Preferred Stock shares, and the common stock into which the

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series A Preferred Stock may be converted, was declared effective. The Company has the right to demand conversion on or after May 31, 2007, in the event the volume weighted average of the daily market price per share during a period of 20 consecutive trading days equals or exceeds $25.50.

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

As a result of the aforementioned discounted dividend feature, at the date of issuance of the Series A Preferred Stock, the Company recorded dividends payable of $15.2 million, which represents the present value of the three-year dividends. The present value adjustment of $1.3 million is being amortized over three years as interest expense using the effective interest rate method. For the years ended December 31, 2007, approximately $0.1 million was recorded as interest expense, respectively and as of December 31, 2007, the $1.3 million present value adjustment has been fully amortized.

The carrying value of the Series A Preferred Stock was also reduced by $15.2 million, representing the imputed discount on the Series A Preferred Stock, which was accreted over three years using the effective interest rate method. For the years ended December 31, 2007 and 2006, approximately $2.9 million and $5.1 million was accreted and charged to accumulated deficit. There was no accretion during 2009 as the accretion period ended during 2007. The Company determined that there was no beneficial conversion feature attributable to the Series A Preferred Stock.

The following table summarizes the carrying value of preferred stock (in thousands):

	2008		2007
Total issued		$100,000		$100,000
Less: Issuance cost		(3,856)		(3,856)
Less: Unaccreted discount
Original present value of discount	(15,174)		(15,174)
2007 preferred stock accretion	2,854		2,854
2006 preferred stock accretion	5,059		5,059
2005 preferred stock accretion	4,796		4,796
2004 preferred stock accretion	2,465	—	2,465	—

Carrying value of Preferred Stock at December 31		$96,144		$96,144

17. REVERSE STOCK SPLIT

On June 13, 2008, QuadraMed Corporation announced the effectiveness of the reverse split of its common stock in the ratio of one-for-five (the “Reverse Split”). No fractional shares of common stock were issued as a result of the Reverse Split and stockholders received an insignificant cash payment in lieu of fractional shares. In connection with the Reverse Split, the Company transferred $0.4 million from common stock to additional paid-in capital representing the par value of the original common shares outstanding prior to the Reverse Split.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. TREASURY STOCK

On December 17, 2007, we announced that our Board of Directors authorized a program to repurchase, with available cash, up to $5.0 million of the Company’s common stock. The repurchase program was structured to comply with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934. We repurchased the common stock through registered broker-dealers in open market purchase transactions and plan to hold the shares repurchased as treasury shares. As of December 31, 2007 we had repurchased 30,120 shares at a cost of $0.3 million. The Board of Directors authorized the termination of the program to repurchase effective as of the close of trading on June 5, 2008. As of June 5, 2008, we repurchased under the program a total of 405,520 shares at a cost of $4.0 million.

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

The Company’s Board of Directors approved a policy on July 17, 2008 under which the Company would offer to repurchase shares of restricted stock granted to the Company’s employees on the date such shares vest, with the repurchase limited to the number of shares sufficient to permit the employee to meet the tax obligations resulting from the vesting of such shares (the “Policy”). Pursuant to the Policy, on October 17, 2008, the Company entered into a definitive stock repurchase agreement with Keith B. Hagen, the Company’s President, Chief Executive Officer and a Director, for the repurchase of 46,420 shares of the Company’s common stock, for an aggregate purchase price of $0.3 million. The aggregate purchase price was based upon a price per common share of $6.75, the closing price of the Company’s common stock as reported by The NASDAQ Stock Market, LLC on October 17, 2008. The Company repurchased the shares with existing cash on hand, and the repurchased shares were deposited into our treasury account.

As of December 31, 2008, we have 1,164,854 shares of treasury stock at a cost of $9.0 million.

19. STOCK-BASED COMPENSATION

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

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006 was $2.8 million, $2.4 million and $0.8 million, respectively, and is allocated to cost of services, sales and marketing, general and administrative or software development expense in the consolidated statement of operations. We recorded a $0.6 million excess tax benefit related to stock-based compensation or capitalized stock-based compensation costs for the year-ended December 31, 2008 and $1.0 million for the year ended December 31, 2007.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Incentive Plans

We have issued stock options and restricted stock under the Company’s 1996 Stock Incentive Plan (the “1996 Plan”), the 1999 Supplemental Stock Option Plan (the “1999 Plan”), and the 2004 Stock Compensation Plan (the “2004 Plan”), all of which were approved by stockholders. The 2004 Plan superseded the 1996 Plan, as amended, and the 1999 Plan, as amended, as of May 6, 2004, although stock options and restricted stock granted under the 1996 Plan and the 1999 Plan outstanding as of that date remain subject to the terms of those plans. Significant grants were made outside these plans pursuant to contracts with executives as an inducement to employment. Total non-plan stock options outstanding at December 31, 2008 were 185,000.

1996 Stock Incentive Plan

Under the 1996 Plan, the Board of Directors could have granted incentive and nonqualified stock options to employees, directors and consultants. The 1996 Plan was divided into the following five separate equity programs: (i) the discretionary option grant program under which eligible persons could have been, at the discretion of the plan administrator, granted options to purchase shares of common stock; (ii) the salary investment option grant program under which eligible employees could have elected to have a portion of their base salary invested each year in special option grants; (iii) the stock issuance program under which eligible persons could have been, at the discretion of the plan administrator, issued shares of common stock directly, either through the immediate purchase of such shares or as a bonus for services rendered to QuadraMed; (iv) the automatic option grant program under which eligible non-employee board members shall have automatically received option grants at periodic intervals to purchase shares of common stock; and (v) the director fee option program under which non-employee board members could have elected to have all or any portion of their annual retainer fee otherwise payable in cash applied to a special option grant.

The exercise price per share for an incentive stock option could not have been less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option could not have been less than 85% of the fair market value on the date of grant. Option grants under the 1996 Plan generally expire 10 years from the date of grant and generally vest over a four-year period. Options granted under the 1996 Plan are exercisable subject to the vesting schedule. Our company’s stockholders had authorized a total of 1,766,219 shares of common stock for grant under the 1996 Plan, of which 461,183 were outstanding at December 31, 2008. There were no shares available for grant at December 31, 2008.

1999 Supplemental Stock Option Plan

In 1999, the QuadraMed Board of Directors approved the 1999 Plan. The 1999 Plan permitted non-statutory option grants to be made to employees, independent consultants and advisors who were not QuadraMed officers, directors or Section 16 insiders. The 1999 Plan was administered by the Board of Directors or its Compensation Committee and was scheduled to terminate in March 2009. The exercise price of all options granted under the 1999 Plan could not have been less than 100% of fair market value on the date of the grant. Options vested on a schedule determined by the Board of Directors or the Compensation Committee with a maximum option term of 10 years. QuadraMed stockholders had authorized a total of 684,849 shares of common stock for grant under the 1999 Plan, of which 175,233 were outstanding at December 31, 2008. There were no shares available for grant at December 31, 2008.

2004 Stock Compensation Plan

On April 1, 2004, The QuadraMed Board of Directors approved the 2004 Plan. QuadraMed’s stockholders ratified the adoption of the 2004 Plan on May 6, 2004 at QuadraMed’s 2004 Annual Meeting of Stockholders. The 2004 Plan replaces the 1996 Plan and 1999 Plan with respect to the unissued shares of common stock that

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were remaining in the 1996 Plan and the 1999 Plan on the date the 2004 Plan was ratified. Awards previously granted under the 1996 Plan and 1999 Plan remain subject to the terms of those plans. The QuadraMed stockholders initially authorized 307,274 shares of common stock for grant under the 2004 Plan and increased the number of shares available to the 2004 Plan by 600,000 shares at the 2007 Annual Meeting of Stockholders on June 7, 2007. As a result, the QuadraMed stockholders authorized a total of 907,274 shares of common stock, for grant under the 2004 Plan, of which, 789,322 were outstanding at December 31, 2008. There were 106,082 shares available for grant under this plan at December 31, 2008.

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

Employee Stock Purchase Plan

Our 2008 Employee Stock Purchase Plan (the “2008 Purchase Plan”) was adopted by the Board of Directors on August 6, 2008 with an effective date of the 2008 Plan was September 1, 2008. The Company expects to obtain shareholder approval of the 2008 Plan at its 2009 Annual Meeting of Stockholders. The 2008 Plan supersedes the 2002 Plan, which was terminated by the Board of Directors effective July 31, 2008, pursuant to its terms. A total of 150,000 shares of common stock were reserved for issuance under the 2008 Purchase Plan, pursuant to which eligible employees are able to contribute up to 10% of their compensation for the purchase of QuadraMed common stock at a purchase price of 85% of the lower of the fair market value of the shares on the participant’s entry date into a six-month purchase period or the fair market value on the purchase date. Stock-based compensation expense relating to shares purchased on behalf of plan participants for the years ended December 31, 2008, 2007 and 2006 totaled $34,000, $118,000 and $32,000, respectively.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options:

Stock options generally vest ratably over four years from the date of grant and terminate ten years from the date of grant. The exercise price of the options granted equaled or exceeded the market value of the common stock at the date of the grant. A summary of the stock option activity under all plans is as follows (in thousands except per share data):

	Number of Shares	Weighted Average Exercised Price
Options outstanding, December 31, 2005	1,688	$18.20
Granted	123	10.80
Exercised	(135)	6.05
Cancelled	(109)	25.55

Options outstanding, December 31, 2006	1,567	$18.15
Granted	536	14.90
Exercised	(217)	10.10
Cancelled	(148)	43.00

Options outstanding, December 31, 2007	1,738	$18.15
Granted	173	9.39
Exercised	(47)	9.68
Cancelled	(253)	27.03

Options outstanding, December 31, 2008	1,611	$14.61

Stock-based compensation expense relating to stock options for the years ended December 31, 2008, 2007 and 2006 totaled $2.8 million, $2.4 million and $0.8 million, respectively.

A summary of the status of the Company’s issued and outstanding stock options as of December 31, 2008 are as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/08	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable as of 12/31/08	Weighted Average Exercise Price
$ 5.0000 – $ 8.7000	166,425	5.69	$7.2756	144,094	$7.1418
$ 9.0000 – $ 9.1500	165,180	6.73	9.0999	136,306	9.0958
$ 9.2000 – $10.9400	181,511	7.51	10.1080	72,074	10.2049
$11.5000 – $12.2500	16,400	5.89	11.9207	16,400	11.9207
$12.5000 – $12.5000	365,000	3.05	12.5000	365,000	12.5000
$13.2500 – $14.1500	181,117	7.49	13.9637	108,617	13.8670
$14.2500 – $15.7500	103,605	8.08	15.3178	47,772	15.2782
$15.9500 – $15.9500	294,267	8.43	15.9500	122,885	15.9500
$16.2500 – $43.7500	77,253	2.88	28.3543	77,253	28.3543
$44.3500 – $44.3500	59,980	3.13	44.3500	59,980	44.3500

$ 5.0000 – $44.3500	1,610,738	6.03	$14.2586	1,150,381	$14.6117

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at December 31, 2008 was 6.03 years. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at December 31, 2008 was 5.13 years. As of December 31, 2008, unrecognized compensation expense related to stock options totaled approximately $1.1 million, which will be recognized over a weighted average period of 1.10 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2008	2007	2006
Expected dividend yield	—	—	—
Expected stock price volatility	48.77%	48.77%	85.97%
Risk-free interest rate	1.62%	3.49%	4.74%
Expected life of options	5.42 years	5.97 years	5.7 years

The dividend yield of zero is based on the fact that we have never paid cash dividends on common stock, and have no present intention of doing so. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of the grant for a term equivalent to the expected life of the option. The expected life and expected volatility are based on historical experience. The Company uses an estimated forfeiture rate of 17.90% for calculating stock-based compensation expense related to stock options and this rate is based on historical experience.

Based on the above assumptions, the weighted average estimated fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $0.7 million, $6.3 million and $1.1 million, respectively. The weighted average exercise price of options granted during 2008, 2007 and 2006 was $4.27, $11.65 and $10.80 per share, respectively.

The following table summarizes activity of the Company’s common stock, stock options and warrants during 2008 (in thousands):

	As of December 31, 2007	2008 Activity	As of December 31, 2008
Shares outstanding:	9,057
Options exercised		47
Warrants exercised		204
Employee Stock Purchase Plan		22
Common stock repurchased		(1,043)

Shares	9,057	(770)	8,287

Options outstanding:	1,738
Options granted		173
Options exercised		(47)
Options cancelled		(253)

Options	1,738	(127)	1,611

Warrants outstanding:	204
Warrants exercised		(204)

Warrants	204	(204)	—

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Share Awards:

Our Company has issued from time to time, common stock as restricted share awards, with a zero exercise price, as provided for under the QuadraMed stock compensation plans and other contractual commitments. The grants are generally made to certain senior executives. The majority of the restrictions lapse over three to four years. During the year ended December 31, 2005, we issued 650,000 shares of common stock as restricted stock; we issued no restricted stock in any subsequent years. We record the fair value of the restricted shares on the date they are granted as deferred compensation within the Stockholders’ Equity section of the consolidated balance sheets. Deferred compensation has been combined with additional paid-in capital as a result of the adoption of SFAS No. 123(R). The fair value of the restricted share award is amortized as compensation expense over the period in which the restrictions lapse.

Compensation expense relating to grants of restricted stock totaled $0.3 million, $0.4 million, and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, no shares of restricted stock remained subject to forfeiture.

A summary of the restricted stock activity for the year ended December 31, 2008 is as follows (in thousands except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock awards, as of January 1, 2008	116	$8.85
Restrictions released	(116)	8.85

Restricted stock awards, as of December 31, 2008	—	$—

20. STAFF ACCOUNTING BULLETIN NO. 108

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The table below details the prior period misstatements, as well as their total cumulative effect (in thousands):

			For the period ended December 31,				Total Cumulative Effect
			2005	2004	2003	2002
Debit/(Credit):
Revenue understated	(a	)	$(135)	$(448)	$(448)	—	$(1,031)
Royalty expense understated	(b	)	271	621	479	—	1,371
Income tax expense understated	(c	)	—	270	252	252	774
Benefit expense overstated	(d	)	—	(513)	—	—	(513)
Deferred revenue understated	(e	)	642	333	339	—	1,314

Total			$778	$263	$622	$252	$1,915

(a)	In late 2004, the Company began the process of converting a significant portion of its financial records (principally revenue cycle related items) from a legacy accounting system to its principal financial software, PeopleSoft. Not all of the legacy contracts were converted completely into the new PeopleSoft module, resulting in the need to continue the use of manual processes, which significantly impaired management’s ability to effectively review, monitor and investigate movements in customer account balances. As a result, the Company identified an understatement of revenue for the periods as presented above.
(b)	The aforementioned weaknesses in our revenue cycle also affected our closing cycle for the year ended December 31, 2004. The manual processes referred to above were performed substantially by our accounting and finance staff, with some reliance on outside consultants, the same people who are involved in the normal closing cycle. As a result, our year-end close process was affected in that less time was available for normal closing and review procedures. These demands on the time of our staff and their overall workload resulted in an incorrect reconciliation of accrued royalty expense, which caused an understatement of royalty expense for the periods as presented above.
(c)	The aforementioned weaknesses in our closing cycle resulted in incorrect income tax accounting related to the amortization of goodwill associated with certain acquired companies; this resulted in an understatement of deferred income tax expense and deferred income tax payable for the periods as presented above.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d)	The aforementioned weaknesses in our closing cycle resulted in an incorrect reconciliation of accrued benefit expense, which caused an overstatement of benefit expense for the period as presented above.
(e)	The Company determined that it did not have fair value of VSOE on our HIM term licenses. Historically, installation and services revenue related to HIM term licenses had been recognized upon delivery of services, resulting in a cumulative overstatement of revenue from 2003 through 2006. This adjustment creates an addition to deferred revenue, which will be amortized over the remaining term of licenses through 2011. Going forward, installation and services revenue related to HIM term licenses will be recognized on a prorata basis over the license term.

21. EMPLOYEE BENEFIT PLANS

401(k) Savings Plan

Our company maintains a 401(k) Savings Plan (the “Plan”). All eligible QuadraMed employees may participate in the Plan and elect to contribute up to 80% of pre-tax compensation to the Plan. Employee contributions are 100% vested at all times. At our discretion, we may match employee contributions to the Plan. Presently, we match up to 50% of the first 4% of employee contributions. The vesting of such contributions is based on the employee’s years of service, becoming 100% vested after 4 years. For the years ended December 31, 2008, 2007 and 2006, there were discretionary company contributions of approximately $1.8 million, $0.8 million and $0.7 million respectively.

22. MAJOR CUSTOMERS

For the year ended December 31, 2008, two customers accounted for more than 10% of our total revenue. The Veterans Health Administration facilities accounted for 18% of our total revenues and The County of Los Angeles (“LACO”) accounted for 12% of our total revenues. For the year ended December 31, 2007, two customers accounted for more than 10% of our total revenue. The Veterans Health Administration facilities accounted for 19% of our total revenues and The County of Los Angeles (“LACO”) accounted for 14% of our total revenues.

23. INCOME TAXES

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

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consists of the following (in thousands):

	Year ended December 31,
	2008	2007	2006
Current:
Federal	$325	$236	$301
State	255	93	8
Foreign	75	161	33

Total current provision	655	490	342

Deferred:
Federal	2,769	11,942	315
State	600	(525)	414
Foreign	533	(533)	—

Total deferred provision	3,902	10,884	729

Change in valuation allowance, net of the effect of acquisitions	(533)	(63,782)	(729)

Total Provision (benefit) for income taxes	$4,024	$(52,408)	$342

Our company recognized current foreign tax expense in 2008 of approximately $75,000 as a result of operations in Australia, Canada, and the United Kingdom. In addition, the Company reported state income tax expense in 2008 in the amount of approximately $255,000.

The Company’s U.S. and foreign income (loss) before income taxes was as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
United States	$9,514	$10,191	$12,421
Foreign	1,675	401	(134)

	$11,189	$10,592	$12,287

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of the temporary differences, net operating loss, and tax credit carryforwards that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Deferred tax assets:
Software development and AMT credits	$3,855	$3,687	$8,862
Net operating loss carryforwards	43,539	45,647	49,919
Intangible assets	6,690	7,771	8,231
Accrued compensation and other	6,826	6,758	5,921

	60,910	63,863	72,933

Deferred tax liabilities:
Other intangible assets	(2,653)	(1,814)	(2,056)
Depreciation	(637)	(1,062)	(1,222)
Other	(2,807)	(2,668)	(497)

	(6,097)	(5,544)	(3,775)

Net deferred tax asset before allowance	54,813	58,319	69,158
Valuation allowance	(652)	(1,185)	(70,200)

Net deferred tax assets (liabilities)	$54,161	$57,134	$(1,042)

Prior to 2007, we provided a full tax valuation allowance for our federal, state, and foreign deferred tax assets based on management’s evaluation of our ability to realize such assets did not meet the “more likely than not” criteria. We have continuously evaluated additional facts representing positive and negative evidence in the determination of our ability to realize the deferred tax assets. These deferred tax assets consist primarily of net operating loss and tax credit carryforwards as well as deductible temporary differences. In 2007, management determined, based on new positive evidence as the result of two consecutive years of pretax operating income (2007 and 2006) and anticipated future taxable income over the next 3 year’s budgeted and forecast amounts, that it became more likely than not that most of these deferred tax assets would be realized in the future. Accordingly, we reduced the deferred tax asset valuation allowance by approximately $69.0 million as of December 31, 2007. This resulted in a benefit to deferred tax expense of $63.8 million for 2007, a reduction of goodwill from prior acquisitions of $4.2 million, and an adjustment to additional paid-in capital of $1.0 million. The $63.8 million benefit is comprised of a federal benefit of $57.0 million and a state benefit of $7.3 million, and a foreign provision of $0.5 million.

Although the Company determined that a valuation allowance is not required with respect to most of its domestic tax net operating losses and deductible temporary differences, we continue to maintain a valuation allowance on certain deferred tax assets which we do not believe are more likely than not to be realized. These deferred tax assets include $0.7 million related to net operating losses which will expire unused due to the interaction of carryforward periods and the limitations imposed under Section 382 of the Internal Revenue Code.

Management will continue, in future periods, to assess the likely realization of the remaining net deferred tax assets. The valuation allowance may change based on future changes in circumstances.

As of December 31, 2008, we had federal net operating loss carryforwards of approximately $119.5 million and state net operating loss carryforwards of approximately $62.3 million, of which $5.3 million of federal and state net operating losses are from the excess tax benefits related to stock option deductions which will increase APIC once the benefit is realized through a reduction of income taxes payable. In addition, we had federal and

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

state software development and AMT tax credit carryforwards of approximately $3.1 million and $0.7 million, respectively. The federal net operating loss carryforwards and research and development credits will expire from 2011 through 2027.

The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in Section 382 of the Internal Revenue Code. During 2007, we completed a study and determined that we experienced cumulative changes in ownership, as defined by these regulations, of greater than 50% in 1996, 1998, and 2004. These changes in ownership triggered the imposition of an annual limitation on our ability to utilize certain U.S. federal and state net operating loss carryforwards and research tax credits, resulting in the potential loss of $1.7 million each of federal and state net operating loss carryforwards and $3.9 million in research credit carryforwards. Losses and credits not utilized due to these limitations can be carried forward, but are subject to the expiration dates described above.

The reconciliation of the tax provision (benefit) computed at the statutory rate to the effective tax rate is as follows:

	Year ended December 31,
	2008	2007	2006
Federal income tax rate	34.00%	34.00%	34.00%
Valuation allowance changes effecting the income tax provision	(3.89)	(651.62)	(5.94)
Permanent tax differences	1.14	1.83	1.54
State and other	5.21	5.96	6.32
True-up of deferred taxes	(0.04)	(17.89)	(9.95)
Research and development	(0.46)	65.38	(23.18)
Goodwill portion of deferred tax asset recognized	—	39.96	—
Additional paid-in capital from stock option tax deductions	—	9.46	—
Reduction of deferred tax assets—stock options	—	19.37	—

Effective tax rate	35.96%	(493.55)%	2.79%

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (the “Interpretation”) (FIN No. 48). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We applied the provisions of the FIN 48 effective January 1, 2007; however, the adoption did not have a material effect on the Company’s financial condition, results of operations or cash flows. In accordance with FIN No. 48, the Company will recognize any interest and penalties related to unrecognized tax benefits in income tax expense.

During 2008, we recorded a decrease to our liability for unrecognized tax benefits of approximately $1.1 million, which relates primarily to positions taken with respect to our research tax credits. For the year ended December 31, 2008, the Company did not recognize any interest or penalties.

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

Balance, January 1, 2008	$3,712
Decrease in tax positions taken during the prior period	(2,065)
Increases in tax positions taken during the current period	996

Balance, December 31, 2008	$2,643

Our company files income tax returns in the U.S. federal and various state jurisdictions, as well as in Australia, Canada, and the United Kingdom. As of December 31, 2008 open tax years in the federal and some state jurisdictions date back to 1993 due to the taxing authorities’ ability to adjust operating loss carry forwards. No changes in settled tax years have occurred through December 31, 2008. We do not anticipate there to be a material change in the total amount of unrecognized tax benefits within the next 12 months.

24. LITIGATION AND OTHER MATTERS

We are subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our company’s financial position or results of operations

25. UNAUDITED QUARTERLY SUPPLEMENTAL FINANCIAL INFORMATION

	Quarter
(thousands of dollars, except per share amounts)	First	Second	Third	Fourth	Total
2008
Revenue	$35,291	$37,986	$38,589	$38,569	$150,435

Gross margin	$19,745	$22,226	$23,122	$22,519	$87,612

Net income	$309	$1,787	$2,469	$2,600	$7,165

Net income (loss) attributable to common shareholders	$(1,066)	$412	$1,094	$1,225	$1,665

Income per share
Basic	$(0.12)	$0.05	$0.12	$0.14	$0.19
Diluted	$(0.12)	$0.05	$0.12	$0.14	$0.19
Weighted average shares outstanding
Basic	8,936	8,790	8,931	8,275	8,798

Diluted	9,274	8,832	8,962	8,276	8,839

QUADRAMED CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fourth quarter of 2007 included a one-time income tax benefit of $52.4 million related to the reduction in the valuation allowance for deferred tax assets since it became more likely than not that deferred tax assets would be utilized in the future. See Note 23—Incomes Taxes for further discussion. The incremental impact of this one-time benefit represents approximately $6.00 basic and $3.35 diluted income per share for the fourth quarter and approximately $5.95 basic and $3.50 diluted income per share for the full year 2007.

	Quarter
(thousands of dollars, except per share amounts)	First	Second	Third	Fourth	Total
2007
Revenue	$29,206	$34,362	$32,908	$40,874	$137,350

Gross margin	$18,237	$18,371	$18,803	$24,707	$80,118

Net income	$2,624	$2,200	$1,502	$56,674	$63,000

Net income (loss) attributable to common shareholders	$1,316	$875	$(522)	$55,299	$56,968

Income per share
Basic	$0.15	$0.10	$(0.06)	$6.28	$6.47
Diluted	$0.14	$0.09	$(0.06)	$3.79	$3.96
Weighted average shares outstanding
Basic	8,708	8,733	8,769	8,801	8,812

Diluted	9,419	9,453	9,400	15,729	15,893

QUADRAMED CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Recoveries	Deductions	Balance at End of Year
Year ended December 31, 2006
Allowance for doubtful accounts—Accounts receivable	4,177	820	—	(2,385)	2,612
Allowance for doubtful accounts—Notes and other	715	118	—	—	833
Year ended December 31, 2007
Allowance for doubtful accounts—Accounts receivable	2,612	181	521	(1,865)	1,449
Allowance for doubtful accounts—Notes and other	833	396	—	—	1,229
Year ended December 31, 2008
Allowance for doubtful accounts—Accounts receivable	1,449	512	105	(1,014)	1,052
Allowance for doubtful accounts—Notes and other	1,229	—	—	(310)	919

S-1