Form 10-Q
period 2009-03-31
QUADRAMED CORP
filed 2009-05-07
CIK 1018833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2009, there were 8,296,579 shares of the Registrant’s common stock outstanding, par value $0.01.

QUADRAMED CORPORATION

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$18,425	$20,649
Short-term investments	5,526	4,213
Accounts receivable, net of allowance for doubtful accounts of $1,281 and $1,052, respectively	23,662	20,843
Unbilled receivables	6,873	6,177
Deferred contract expenses	4,863	5,005
Prepaid royalty expenses	5,767	7,831
Prepaid expenses and other current assets, net of allowance on other receivable of $919 and $919, respectively	5,172	4,485
Deferred tax asset, net of valuation allowance	6,239	6,240

Total current assets	76,527	75,443

Restricted cash	1,633	1,444
Long-term investments	2,761	3,043
Property and equipment, net of accumulated depreciation and amortization of $18,154 and $17,732, respectively	3,747	3,895
Goodwill	35,632	35,632
Other amortizable intangible assets, net of accumulated amortization of $29,861 and $29,304, respectively	8,830	9,387
Other long-term assets	2,816	2,829
Deferred tax asset, net of valuation allowance	47,928	47,921

Total assets	$179,874	$179,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,913	$4,705
Accrued payroll and related benefits	6,120	7,228
Accrued exit cost of facility closing	671	888
Income tax payable	1,270	688
Other accrued liabilities	2,975	4,721
Dividends payable	1,375	1,375
Deferred revenue	54,467	53,190

Total current liabilities	72,791	72,795

Other long-term liabilities	1,507	1,834

Total liabilities	74,298	74,629

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $0.01 par, 5,000 shares authorized, 4,000 shares issued and outstanding, respectively	96,144	96,144
Common stock, $0.01 par, 30,000 shares authorized; 9,461 and 9,451 shares issued and 8,296 and 8,287 outstanding, respectively	95	95
Shares held in treasury, 1,164, respectively	(9,031)	(9,031)
Additional paid-in-capital	316,920	316,027
Accumulated other comprehensive loss	(1,779)	(1,675)
Accumulated deficit	(296,773)	(296,595)

Total stockholders’ equity	105,576	104,965

Total liabilities and stockholders’ equity	$179,874	$179,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended, March 31,
	2009	2008
Revenue
Services	$5,464	$5,567
Maintenance	16,204	16,856
Installation and other	3,041	3,329

Services and other revenue	24,709	25,752
Term licenses	8,518	7,767
Perpetual licenses	1,812	1,631

Licenses	10,330	9,398
Hardware	80	141

Total revenue	35,119	35,291

Cost of revenue
Cost of services and other revenue	10,504	11,334
Royalties and other	3,737	3,817
Amortization of acquired technology and capitalized software	232	259

Cost of license revenue	3,969	4,076
Cost of hardware revenue	18	136

Total cost of revenue	14,491	15,546

Gross margin	20,628	19,745

Operating expense
General and administration	6,603	5,114
Software development	7,790	8,493
Sales and marketing	3,744	4,960
Amortization of intangible assets and depreciation	747	827

Total operating expenses	18,884	19,394

Income from operations	1,744	351

Other income (expense)
Interest expense, includes non-cash charges of $14 and $18	(19)	(31)
Interest income	51	166
Other income, net	3	1

Other income, net	35	136

Income from operations before income taxes	$1,779	$487
Provision for income taxes	(582)	(178)

Net income	$1,197	$309
Preferred stock dividends declared	(1,375)	(1,375)

Net loss attributable to common shareholders	$(178)	$(1,066)

Loss per share
Basic	$(0.02)	$(0.12)
Diluted	$(0.02)	$(0.11)
Weighted average shares outstanding
Basic	8,291	8,936

Diluted	8,309	9,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$1,197	$309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	979	1,086
Deferred compensation amortization	—	94
Stock-based compensation	847	799
Provision for bad debts	316	130
Interest income on investments	1	5
Interest expense on note payable	14	18
Income tax provision	582	178
Changes in assets and liabilities:
Accounts receivable	(3,831)	(6,797)
Prepaid expenses and other	1,509	(4,404)
Accounts payable and accrued liabilities	(2,268)	(8,020)
Deferred revenue	1,277	24,668

Cash provided by operating activities	623	8,066
Cash flows from investing activities
Decrease in restricted cash	(189)	442
Purchases of available-for-sale securities	(1,805)	(821)
Proceeds from the sale of available-for-sale securities	780	4,964
Payment of acquisition costs	—	(64)
Purchases of property and equipment	(274)	(91)

Cash (used in) provided by investing activities	(1,488)	4,430
Cash flows from financing activities
Payment of preferred stock dividends	(1,375)	(1,375)
Proceeds from issuance of common stock and other	47	125
Repurchase of common stock	—	(2,509)

Cash used in financing activities	(1,328)	(3,759)

Effect of exchange rate changes	(31)	(60)

Net (decrease) increase in cash and cash equivalents	(2,224)	8,677
Cash and cash equivalents, beginning of period	20,649	7,119

Cash and cash equivalents, end of period	$18,425	$15,796

Supplemental disclosure of cash flow information
Cash paid for taxes	$53	$245

Dividends declared	$1,375	$1,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2009

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

Using our end-to-end solutions to optimize the patient experience and leverage quality of care into payment, our clients seek to receive the proper reimbursement, in the shortest time, at the lowest administrative cost. Our products are designed to eliminate paper, improve processes, improve efficiencies and decrease error through the efficient management of patient clinical and financial records, resulting in better patient safety. Healthcare organizations of varying size—from small single entity hospitals to large multi-facility care delivery organizations, acute care hospitals, specialty hospitals, Department of Veterans Affairs facilities and associated/affiliated businesses such as outpatient clinics, long-term care facilities, and rehabilitation hospitals can gain value from our solutions.

We conduct business directly and through our subsidiaries, all of which are wholly owned and operated under common management. In September 2007, we acquired the Misys Computerized Patient Record (“CPR”) business through an asset purchase. The Company considers itself to be a single reporting segment, specifically a software provider segment.

2. SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These condensed consolidated financial statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. We suggest that you read these interim condensed consolidated financial statements in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 11, 2009. In the opinion of management, the condensed consolidated financial statements for the periods

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2009

(unaudited)

presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for the entire year ending December 31, 2009.

Principles of Consolidation and Basis of Presentation

These condensed consolidated financial statements, which include the accounts of QuadraMed and all wholly owned subsidiaries, have been prepared in conformity with GAAP and the rules and regulations of the SEC. All significant intercompany accounts and transactions between QuadraMed and its subsidiaries are eliminated in consolidation.

Share and per share data (except par value) presented for all periods reflect the effect of a one-for-five reverse stock split effective on June 13, 2008, as discussed in Note 12—Reverse Stock Split. In addition, the number of shares of common stock issuable upon conversion of the Series A Preferred Stock, the exercise of outstanding stock options and the vesting of other stock awards, as well as the number of shares of common stock reserved for issuance under our various employee benefit plans, were proportionately adjusted in accordance with the terms of those respective agreements and plans.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, revenues and expenses. Significant estimates and assumptions have been made regarding revenue recognition, the allowance for doubtful accounts, stock-based compensation input assumptions, the purchase price allocation related to the CPR business acquisition, the provision for income taxes, contingencies, litigation, intangibles, charges associated with exit activities and other amounts. We base our estimates and assumptions on historical experience and on various other assumptions which management believes to be reasonable under the circumstances. Uncertainties are inherent in all of these estimates including the estimates underlying percentage-of-completion accounting method of revenue recognition. In addition, we annually review and test our estimates related to the valuations of intangibles including acquired technology, goodwill, customer lists, trademarks and other intangibles and capitalized software. Actual results may differ materially from these estimates.

Reclassifications

Certain reclassifications have been made to prior year information to conform them to the current year presentation.

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

FOR THE QUARTER ENDED MARCH 31, 2009

(unaudited)

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

FOR THE QUARTER ENDED MARCH 31, 2009

(unaudited)

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

Hardware revenue is generated primarily from transactions in which customers purchase bundled solutions that includes the Company’s software and third-party hardware. If the bundled solution includes services that provide significant modification, installation or customization, contract accounting is applied in accordance with SOP 81-1, whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. Otherwise, hardware revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is reasonably assured.

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

Investments

We account for our investments under Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). We consider our holdings of short-term and long-term securities, consisting primarily of fixed income securities to be available-for-sale securities. The difference between cost or amortized cost (cost adjusted for amortization of premiums and accretion of discounts that are recognized as adjustments to interest income) and fair value, representing unrealized holdings gains or losses, net of the related tax effect, if any, is recorded, until realized, as a separate component of stockholders’ equity. Gains and losses on the sale of debt securities are determined on a specific identification basis. Realized gains and losses are included in other income (expense) in the accompanying Consolidated Statements of Operations.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2009

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

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives, which are generally three years for computer equipment and purchased software and five years for office furnishings and equipment. Leasehold improvements are amortized over the shorter of the term of the lease or the useful life (generally 10 years). Maintenance and repair costs are expensed as incurred. We review property and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For property and equipment sales and disposals, the cost and related accumulated depreciation are removed from the accounts and net amounts, less proceeds from disposals, are included in income. Accordingly, no indications of impairment exist.

Goodwill

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired in accordance with SFAS No. 141(R), Business Combinations. The determination of fair value of the identifiable net assets acquired is determined based upon a third party valuation and evaluation of other information.

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, and when an event triggering impairment may have occurred. The first step tests determine impairment, while the second step, if necessary, measures the impairment. We elected to perform our annual analysis at year end and no indicators of impairment have been identified.

Intangible assets subject to amortization include trademarks, customer marketing and technology related assets. Such intangible assets are amortized based on the estimated economic benefit over their estimated useful lives, which are generally two to ten years.

Other Intangible Assets

Other intangible assets primarily relate to customer lists, acquired technology including developed and core technology and trade names, and other intangible assets acquired in our purchase business combinations. On an annual basis, or upon the occurrence of a triggering event, we review our intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets in accordance with the provisions of SFAS 142. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their net realizable values. Intangible assets are amortized over a period of two to ten years, which the Company estimated to reflect their useful lives.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2009

(unaudited)

Software Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, we capitalize software development costs from establishment of technological feasibility to the point at which the product is generally available to the market. No costs were capitalized during the three month period ended March 31, 2009.

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

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The accounting estimates related to liabilities for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not that a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to our unrecognized tax benefits will occur during the next twelve months. See Note 17—Income Taxes.

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

FOR THE QUARTER ENDED MARCH 31, 2009

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

Stock-Based Compensation

We adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) using the modified prospective method as of January 1, 2006. Under this method, compensation cost is recognized based on the requirements of SFAS 123(R)for all share-based awards granted subsequent to January 1, 2006, and for all awards granted, but not vested, prior to January 1, 2006.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) to partially delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. Our adoption of FSP 157-2 did not have a material impact on our financial position and results of operations for three months ended March 31, 2009.

In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP 115-2” and “FSP 124-2”), and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107” and “APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2009

(unaudited)

a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating these Staff Positions and the impact, if any, that adoption will have on our financial position and results of operation.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Asset and Financial Liability: Including an amendment to FASB Statement No. 115 (“SFAS 159”). The standard permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 was effective for us on January 1, 2009. Upon adoption, we did not elect to measure our financial instruments at fair value and accordingly, its adoption has not had a material impact to the financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is our fiscal year 2009. The provisions of SFAS 141(R) will impact us if we are party to a business combination after the pronouncement has been adopted.

In April 2009, the FASB issued Staff Position 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP141R-1”). FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The provisions of FSP 141R-1 will impact our financial position and results of operations if we are party to a future business combination.

In April 2009, the FASB issued Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP 142-3 did not have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2009

(unaudited)

two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP was effective for fiscal years beginning after December 15, 2008, which was January 1, 2009 for the Company. The adoption of the FSP does not have a material impact on the Company’s consolidated financial statements.

4. DISCONTINUED OPERATIONS

We completed the shutdown of our Financial Services division in San Marcos, California on February 14, 2005. We estimated the facility closing costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, as the master lease associated with this facility did not terminate until May 2008. In addition, we also vacated and closed our San Rafael, California facility during the fourth quarter of 2004 as a result of the relocation of our headquarters to Reston, Virginia. We estimated our liability under the operating lease agreement and accrued exit costs as the lease does not terminate until December 2009. The lease payments for the remaining nine months of 2009 for the San Rafael facility will be approximately $0.7 million.

The following table sets forth a summary of the exit cost charges and accrued exit costs for both the San Marcos, California and San Rafael, California facilities as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Exit Costs for the San Rafael Facility:
Accrued exit cost of facility closing, beginning of period	$888	$1,931
Principal reductions	(217)	(1,043)

Accrued exit cost of facility closing, end of period	$671	$888

Exit Cost for the San Marcus Facility:
Accrued exit cost of facility closing, beginning of period	$—	$135
Principal reductions	—	(135)

Accrued exit cost of facility closing, end of period	$—	$—

Total Exit Cost Charges and Accrued Exit Costs	$671	$888

5. SALE OF ASSETS

On April 30, 2008, we completed the sale of substantially all of the assets of our wholly owned subsidiaries, QuadraMed International Pty Limited in Australia and QuadraMed International Limited in the United Kingdom for initial cash proceeds of $0.1 million and future earn-out payments over a three-year period based on a schedule of targeted revenue between $100,000 AUD and $200,000 AUD per year. We recorded a loss on sale of assets of $0.8 million in the second quarter of 2008. The products contained within these subsidiaries focused on stand-alone lab and radiology products installed in the United Kingdom, Australia and New Zealand. However, with the addition of the QuadraMed CPR (“QCPR”) product in 2007, which includes integrated lab and radiology, and our focus on the Care-Based Revenue Cycle and core products, these foreign-based products were considered redundant to our portfolio. As a result, the 2009 information presented for the first quarter is not comparable to the 2008 first quarter information with regard to this event.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2009

(unaudited)

6. EMPLOYMENT MATTERS

On February 5, 2008, we announced a strategic initiative to increase overall product development capacity and to further accelerate delivery of our “Care-Based Revenue Cycle” product strategy to the healthcare market. Related to this capacity expansion and resource realignment initiative, we eliminated 69 positions in various technical, administrative and other non-technical areas. As a result, the Company incurred a one time severance cost for the three month period ended March 31, 2008 of approximately $0.6 million. The reduction in force within the Software Development teams was tied to the strategic initiative to increase overall product development capacity and to further accelerate delivery of our “Care-Based Revenue Cycle” product strategy to the healthcare market through a partnering arrangement with Tata Consultancy Services (“TCS”).

On March 25, 2009, we announced a change in our executive management team which resulted in approximately $1.3 million related to a one-time severance expense and accelerated stock compensation costs.

7. FAIR VALUE MEASUREMENTS

The Company adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments effective January 1, 2008. The framework requires the valuation of investments using a three tiered approach. The statement requires fair value measurement to be classified and disclosed in one of the following three categories:

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

The following table represents the assets on our financial statements as of March 31, 2009 subject to SFAS 157, and indicates the fair value hierarchy of the valuation techniques we used to determine the fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Balance at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial paper, certificates of deposit and other money market instruments	$22,300	$22,300	$—	$—
U.S. government and federal agency debt securities	3,769	3,769	—	—

Total	$26,069	$26,069	$—	$—

As of March 31, 2009, we did not have any financial instruments with significant Level 3 inputs.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2009

(unaudited)

8. OTHER INTANGIBLE ASSETS

Other intangible assets as of March 31, 2009 and December 31, 2008 were as follows (in thousands):

	As of March 31, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Disposals	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets
Customer relationships	$18,697	$(13,849)	$4,848	$18,749	$(54)	$(13,560)	$5,135
Trade names and other	3,842	(3,767)	75	3,985	(142)	(3,730)	113
Technology	16,152	(12,245)	3,907	20,153	(4,000)	(12,014)	4,139

Total amortizable intangible assets	$38,691	(29,861)	$8,830	$42,887	(4,196)	(29,304)	$9,387

Intangible assets are amortized over a period of two to ten years, which we believe to be the estimated useful lives of the individual assets.

Amortization of acquired technology, a component of other intangible assets, for the three months ended March 31, 2009 and 2008 was $0.2 million and $0.3 million, respectively, and is included in cost of license revenue. Amortization expense for other than acquired technology for the three months ended March 31, 2009 and 2008 was $0.3 million and $0.4 million, respectively. No impairment charges were recorded during the three months ended March 31, 2009 or 2008.

We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining nine months ending December 31, 2009	$1,545
For the years ended December 31,
2010	1,750
2011	1,510
2012	1,270
2013	1,030
Thereafter	1,725

$8,830

9. LINE OF CREDIT

We have a line-of-credit agreement with our principal bank under which we can borrow up to $2.0 million. This credit facility is secured by Certificates of Deposits with our principal bank and borrowings under the line-of-credit bear interest at varying rates based on an independent index defined as the rate charged by the Lender plus 2%. The initial interest rate was established as 4% per annum. The line-of-credit has a maturity date of February 17, 2010. There have been no borrowings and as such there was no balance outstanding associated with this line-of-credit as of March 31, 2009.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2009

(unaudited)

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

The Series A Preferred Stock is entitled to quarterly dividends of $0.34 (5.5% per annum) and is convertible into shares of common stock of the Company at a conversion price of $15.50, equivalent to a conversion rate of 1.6129 shares of common stock for each share of Series A Preferred Stock. As provided in the Fourth Amended and Restated Certificate of Incorporation, because the Company had not as of June 15, 2005 completed the registration of the Series A Preferred Stock with the SEC, the dividend rate for such stock increased to $0.40625 per quarter ($1.625 per annum) on June 16, 2005, and such rate applied through December 1, 2006, the date the registration statement for the four million Series A Preferred Stock shares, and the common stock into which the Series A Preferred Stock may be converted, was declared effective. The Company has the right to demand conversion on or after May 31, 2007, in the event the volume weighted average of the daily market price per share during a period of 20 consecutive trading days equals or exceeds $25.50.

As a result of the aforementioned discounted dividend feature, at the date of issuance of the Series A Preferred Stock, the Company recorded dividends payable of $15.2 million, which represents the present value of the three-year dividends. The present value adjustment of $1.3 million was being amortized over three years as interest expense using the effective interest rate method. The $1.3 million present value adjustment was fully amortized as of July 31, 2007.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2009

(unaudited)

The following table summarizes the carrying value of preferred stock (in thousands):

		As of March 31, 2009
Total issued		$100,000
Less: Issuance cost		(3,856)
Less: Unaccreted discount
Original present value of discount	(15,174)
2007 preferred stock accretion	2,854
2006 preferred stock accretion	5,059
2005 preferred stock accretion	4,796
2004 preferred stock accretion	2,465	—

Carrying value of preferred stock at March 31, 2009		$96,144

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

The following common stock equivalent shares from the indicated equity instruments were considered in the calculation of diluted earnings per share (in thousands):

	Three months ended March 31,
	2009	2008
Equity instruments:
Preferred stock	6,452	6,452
Warrants	—	204
Stock options	18	134

Total common stock equivalent shares	6,470	6,790

For both of the three month periods ended March 31, 2009 and 2008, preferred stock equivalent shares were excluded from the computation of diluted earnings per share as their effect would be antidilutive.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2009

(unaudited)

The following table sets forth the computation of basic and diluted loss per common share (in thousands):

	Three months ended March 31,
	2009	2008
Numerator—basic:
Net loss attributable to common shareholders	$(178)	$(1,066)
Numerator—diluted:
Net income	1,197	309
Denominator:
Weighted average number of common shares outstanding:
Basic	8,291	8,936
Diluted	8,309	9,274
Loss per common share:
Basic	$(0.02)	$(0.12)
Diluted	$(0.02)	$(0.11)

The components of QuadraMed’s comprehensive loss include the unrealized gain (loss) on available-for-sale securities and foreign currency translation adjustment. The following table sets forth the computation of comprehensive loss (in thousands):

	Three months ended March 31,
	2009	2008
Net loss attributable to common shareholders	$(178)	$(1,066)
Unrealized (loss) gain	(10)	5
Foreign currency translation adjustment	(94)	(107)

Comprehensive loss	$(282)	$(1,168)

12. REVERSE STOCK SPLIT

On June 13, 2008, QuadraMed Corporation announced the effectiveness of the reverse split of its common stock in the ratio of one-for-five (the “Reverse Split”). No fractional shares of common stock were issued as a result of the Reverse Split and stockholders received an insignificant cash payment in lieu of fractional shares. In connection with the Reverse Split, the Company transferred $0.4 million from common stock to additional paid-in capital representing the par value of the original common shares outstanding prior to the Reverse Split. The 2008 share information has been restated to conform to the post reverse split presentation.

13. TREASURY STOCK

On December 17, 2007, we announced that our Board of Directors authorized a program to repurchase, with available cash, up to $5.0 million of the Company’s common stock. The repurchase program was structured to comply with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We repurchased the common stock through registered broker-dealers in open market purchase transactions and plan to hold the shares repurchased as treasury shares. The Board of Directors authorized the termination of the program to repurchase effective as of the close of trading on June 5, 2008. As of the termination date, we repurchased under the program a total of 405,520 shares at a cost of $4.0 million.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2009

(unaudited)

On October 16, 2008, the Company repurchased 620,614 shares of its common stock from a group of commonly managed investment funds in a privately negotiated transaction for an aggregate purchase price of $3.4 million. The aggregate purchase price was based upon a price per common share of $5.50, which at such time constituted a 37% discount to the average daily closing price of our common stock since it began trading on the NASDAQ Global Market, on July 9, 2008. The Company repurchased the shares with existing cash on hand, and the repurchased shares were deposited into our treasury account.

The Company’s Board of Directors approved a policy on July 17, 2008 under which the Company would offer to repurchase shares of restricted stock granted to the Company’s employees on the date such shares vest, with the repurchase limited to the number of shares sufficient to permit the employee to meet the tax obligations resulting from the vesting of such shares (the “Policy”). Pursuant to the Policy, on October 17, 2008, the Company entered into a definitive stock repurchase agreement with Keith B. Hagen, the Company’s President, Chief Executive Officer and a Director at the time, for the repurchase of 46,420 shares of the Company’s common stock, for an aggregate purchase price of $0.3 million. The aggregate purchase price was based upon a price per common share of $6.75, the closing price of the Company’s common stock as reported by The NASDAQ Stock Market, LLC on October 17, 2008. The Company repurchased the shares with existing cash on hand, and the repurchased shares were deposited into our treasury account.

As of March 31, 2009, we have 1,164,854 shares of treasury stock at a cost of $9.0 million.

14. STOCK-BASED COMPENSATION

We adopted SFAS 123(R)’s fair value method of accounting for share-based payments using the modified prospective transition method. Under the modified prospective method, compensation cost recognized includes compensation costs for all share-based payments granted and vested based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Stock-based compensation expense for both of the three months ended March 31, 2009 and 2008 was $0.8 million, and is allocated to cost of services, sales and marketing, general and administrative or software development expense in the consolidated statement of operations.

Stock Incentive Plans

We have issued stock options and restricted stock under the Company’s 1996 Stock Incentive Plan (the “1996 Plan”), the 1999 Supplemental Stock Option Plan (the “1999 Plan”), and the 2004 Stock Compensation Plan (the “2004 Plan”), all of which were approved by stockholders. The 2004 Plan superseded the 1996 Plan, as amended, and the 1999 Plan, as amended, as of May 6, 2004, although stock options and restricted stock granted under the 1996 Plan and the 1999 Plan outstanding as of that date remain subject to the terms of those plans. Significant grants were made outside these plans pursuant to contracts with executives as an inducement to employment. Total non-plan stock options outstanding at March 31, 2009 were 185,000.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2009

(unaudited)

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

The exercise price per share for an incentive stock option could not have been less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option could not have been less than 85% of the fair market value on the date of grant. Option grants under the 1996 Plan generally expire 10 years from the date of grant and generally vest over a four-year period. Options granted under the 1996 Plan are exercisable subject to the vesting schedule. Our stockholders had authorized a total of 1,766,219 shares of common stock for grant under the 1996 Plan, of which 461,183 were outstanding at March 31, 2009. There were no shares available for grant at March 31, 2009.

1999 Supplemental Stock Option Plan

In 1999, the QuadraMed Board of Directors approved the 1999 Plan. The 1999 Plan permitted non-statutory option grants to be made to employees, independent consultants and advisors who were not QuadraMed officers, directors or Section 16 insiders. The 1999 Plan was administered by the Board of Directors or its Compensation Committee and was scheduled to terminate in March 2009. The exercise price of all options granted under the 1999 Plan could not have been less than 100% of fair market value on the date of the grant. Options vested on a schedule determined by the Board of Directors or the Compensation Committee with a maximum option term of 10 years. QuadraMed stockholders had authorized a total of 684,849 shares of common stock for grant under the 1999 Plan, of which 166,533 were outstanding at March 31, 2009. There were no shares available for grant at March 31, 2009.

2004 Stock Compensation Plan

On April 1, 2004, QuadraMed’s Board of Directors approved the 2004 Plan. QuadraMed’s stockholders ratified the adoption of the 2004 Plan on May 6, 2004 at QuadraMed’s 2004 Annual Meeting of Stockholders. The 2004 Plan replaces the 1996 Plan and 1999 Plan with respect to the unissued shares of common stock that were remaining in the 1996 Plan and the 1999 Plan on the date the 2004 Plan was ratified. Awards previously granted under the 1996 Plan and 1999 Plan remain subject to the terms of those plans. The QuadraMed stockholders initially authorized 307,274 shares of common stock for grant under the 2004 Plan and increased the number of shares available to the 2004 Plan by 600,000 shares at the 2007 Annual Meeting of Stockholders on June 7, 2007. As a result, the QuadraMed stockholders authorized a total of 907,274 shares of common stock, for grant under the 2004 Plan, of which 784,384 were outstanding at March 31, 2009. There were 111,020 shares available for grant under this plan at March 31, 2009.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2009

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

2009 Stock Compensation Plan

On April 29, 2009, QuadraMed’s Board of Directors approved the 2009 Stock Compensation Plan (the “2009 Plan”), with an effective date of June 1, 2009. The Company is seeking stockholder approval of the 2009 Plan at its 2009 Annual Meeting of Stockholders. If approved by the stockholders, the 2009 Plan will replace the 2004 Plan with respect to the 150,654 shares of common stock remaining available for issuance under the 2004 Plan. Awards previously granted under the 1996 Plan, 1999 Plan and 2004 Plan will remain subject to the terms of those plans. The QuadraMed stockholders are being asked to authorize 650,000 shares of common stock, including the 150,654 share of common stock that are available for issuance under the 2004 Plan, that may be issued under the 2009 Plan.

Employee Stock Purchase Plans

Our 2008 Employee Stock Purchase Plan (the “2008 Purchase Plan”) was adopted by the Board of Directors on August 6, 2008 with an effective date of the 2008 Purchase Plan was September 1, 2008. The Company is seeking stockholder approval of the 2008 Purchase Plan at its 2009 Annual Meeting of Stockholders. The 2008 Purchase Plan supersedes the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”), which was terminated by the Board of Directors effective July 31, 2008. A total of 150,000 shares of common stock are reserved for issuance under the 2008 Purchase Plan, pursuant to which eligible employees are able to contribute up to 10% of their compensation for the purchase of QuadraMed common stock at a purchase price of 85% of the lower of the fair market value of the shares on the participant’s entry date into a six-month purchase period or the fair market value on the purchase date.

The 2002 Purchase Plan was adopted by the Board of Directors in January 2002. A total of 140,690 shares of common stock were reserved for issuance under the 2002 Purchase Plan, pursuant to which eligible employees were able to contribute up to 10% of their compensation for the purchase of QuadraMed common stock at a purchase price of 85% of the lower of the fair market value of the shares on the first or last day of an offering period that may range from nine-months to forty-eight months, depending on the Company’s stock price at certain intervals. Effective July 31, 2008, the 2002 Purchase Plan was terminated by the Board of Directors and replaced with the 2008 Purchase Plan.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2009

(unaudited)

Stock-based compensation expense relating to shares purchased on behalf of plan participants for the three months ended March 31, 2009 under the 2008 Purchase Plan totaled $5,430 and for the three months ended March 31, 2008 under the 2002 Purchase Plan totaled $24,000.

Stock Options:

Stock options generally vest ratably over four years from the date of grant and terminate ten years from the date of grant. The exercise price of the options granted equaled or exceeded the market value of the common stock at the date of the grant. A summary of the stock option activity under all plans is as follows (in thousands except per share data):

	Number of Shares	Weighted Average Exercised Price
Options outstanding, January 1, 2009	1,611	$14.61
Cancelled	(14)	23.66

Options outstanding, March 31, 2009	1,597	$14.18

Options exercisable, March 31, 2009	1,279	$14.17

Stock-based compensation expense relating to stock options for both of the three months ended March 31, 2009 and 2008 totaled $0.8 million.

The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at March 31, 2009 were 5.24 years and $19,103, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at March 31, 2008 were 5.81 years and $19,103, respectively. As of March 31, 2009, unrecognized compensation expense related to stock options totaled approximately $0.7 million, which will be recognized over a weighted average period of 1.05 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes Merton option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2009	2008
Expected dividend yield	—	—
Expected stock price volatility	48.77%	48.77%
Risk-free interest rate	1.87%	2.48%
Expected life of options	5.45 years	5.34 years

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2009

(unaudited)

Based on the above assumptions, the weighted average estimated fair value of options granted during the three months ended March 31, 2009 and 2008 was zero as no options were granted during the period and $0.3 million, respectively. The weighted average exercise price of options granted during 2008 and 2007 was zero as no options were granted during the period and $5.45 per share, respectively.

Restricted Share Awards:

The Company has issued, from time to time, common stock as restricted share awards, with a zero exercise price, as provided for under the QuadraMed stock compensation plans and other contractual commitments. The grants are generally made to certain senior executives. The majority of the restrictions lapsed over three to four years. We recorded the fair value of the restricted shares on the date they are granted as deferred compensation within the Stockholders’ Equity section of the consolidated balance sheets. Deferred compensation has been combined with additional paid-in capital as a result of the adoption of SFAS 123(R). The fair value of the restricted share award has been amortized as compensation expense over the period in which the restrictions lapse. During the three months ended March 31, 2009 and 2008, there was no common stock issued as a result of restricted stock grants.

Stock-based compensation expense related to restricted share grants for the three month periods ended March 31, 2009 and 2008 was zero and $0.1 million, respectively. As of March 31, 2008, there were 116,000 restricted shares subject to forfeiture. As of March 31, 2009 there are no restricted shares subject to forfeiture.

15. EMPLOYEE BENEFIT PLANS

Our company maintains a 401(k) Savings Plan (the “Plan”). All eligible QuadraMed employees may participate in the Plan and elect to contribute up to 80% of pre-tax compensation to the Plan. Employee contributions are 100% vested at all times. At our discretion, we may match employee contributions to the Plan. Presently, we match up to 100% of the first 4% of employee contributions. The vesting of such contributions is based on the employee’s years of service, becoming 100% vested after 4 years. For the three months ended March 31, 2009 and 2008, there were discretionary company contributions of approximately $0.5 million and $0.6 million respectively.

16. MAJOR CUSTOMERS

For the three months ended March 31, 2009, two customers each accounted for more than 10% of total revenue. The Department of Veterans Affairs facilities accounted for approximately 20% of our total revenues and the County of Los Angeles accounted for approximately 11% of our total revenues. For the three months ended March 31, 2008, sales to the Department of Veterans Affairs facilities accounted for approximately 19% of our total revenues and sales to the County of Los Angeles accounted for approximately 11% of our total revenues.

17. INCOME TAXES

Our income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. We review and update our estimated annual effective tax rate each quarter. Our income tax expense totaled approximately $0.6 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively. These amounts represented effective income tax rates from continuing operations of approximately 33% and 37% for the three months ended March 31, 2009 and 2008, respectively.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED MARCH 31, 2009

(unaudited)

We implemented the provisions of FIN 48 on January 1, 2007. There has been no material change to the amount of unrecognized tax benefits reported as of March 31, 2009. We are maintaining our historical method of accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of its income tax expense.

As of March 31, 2009, open tax years in major jurisdictions date back to 1994 due to the taxing authorities’ ability to adjust operating loss and tax credit carryforwards. No changes in settled tax years have occurred through March 31, 2009. The Company does not anticipate a material change to its total amount of unrecognized tax benefits within the next 12 months.

18. LITIGATION AND OTHER MATTERS

We are subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our company’s consolidated financial position or results of operations.

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

Financial Statement Overview

The Company experienced changes between the 2009 and 2008 periods which affect the comparability of the periods. These changes include a strategic initiative that began in February 2008 to increase overall product development capacity through a partnering arrangement with Tata Consultancy Services (“TCS”). Concurrent with this partnering arrangement, we reduced our overall workforce by 69 employees, primarily in the services and software development areas. The 2008 period includes severance costs of $0.6 million related to this workforce reduction, salary and benefits for these employees for approximately one month, and costs incurred related to the commencement of the Company’s relationship with TCS. The 2009 period reflects only external consulting costs associated with the partnering services. Additionally, the 2009 period includes a one-time severance and accelerated stock compensation costs totaling $1.3 million associated with changes in our executive team.

During April 2008, we sold substantially all of the assets of our wholly owned subsidiaries, QuadraMed International Pty Limited in Australia and QuadraMed International Limited in the United Kingdom. The products contained within these subsidiaries focused on standalone lab and radiology products installed in the United Kingdom, Australia and New Zealand. The 2008 period includes revenue, personnel cost, operating expenses and amortization of intangible assets associated with these products that are not included in the 2009 period.

The difference in operating cash flows between periods is primarily a result of timing differences related to our Department of Veterans Affairs contract. During the three months ended March 31, 2008, we had cash provided by operating activities of approximately $10.3 million from the Department of Veterans Affairs license fees for its fiscal year ended September 30, 2008. The Department of Veterans Affairs paid for the entire fiscal year license in February 2008 and we in-turn immediately paid royalties to our subcontractors. During the fourth quarter of 2008, we had cash provided by operating activities of approximately $11.2 million related to the license fees from the Department of Veterans Affairs, net of subcontractor costs, for its fiscal year ended September 30, 2009. As a result of the December 2008 payment, there were no corresponding payments made during the three months ended March 31, 2009.

Our annual contract with the Department of Veterans Affairs has been awarded under a five-year Blanket Purchase Agreement that ends on March 31, 2010. Our current contract ends on September 30, 2009, and we currently expect to enter into a new contract with the Department of Veterans Affairs commencing on October 1, 2009 and continuing through the end of the current Blanket Purchase Agreement. We believe there will be a bidding process, in which we currently expect to participate, for a new Blanket Purchase Agreement beginning on April 1, 2010. We cannot provide any assurances that the Company will be awarded a new Blanket Purchase Agreement or that our existing contract will continue under similar terms and conditions.

Net income for the three months ended March 31, 2009 was $1.2 million compared to $0.3 million for the same period in 2008. This increase between periods was primarily a result of a $1.3 million increase in income from operations offset by a $0.4 million increase in our provision for income taxes. Income tax expense was $0.6 million for the three months ended March 31, 2009 compared to $0.2 million for the three months ended March 31, 2008. Income from operations before income taxes for the first quarter of 2009 was $1.8 million, compared to $0.4 million in the corresponding 2008 quarter. The major contributors to this year-over-year increase were an increase of $0.9 million in gross margin, a $0.5 million decrease in operating costs primarily associated with overall cost savings from our strategic partnering with TCS with regard to development work, lower advertising and marketing costs, a reduction in commission expense as a result of a decreased level of sales bookings in 2009, and lower travel costs, which were somewhat offset by increased severance costs and accelerated stock compensation costs. Net loss attributable to common shareholders for the three months ended March 31, 2009 was $0.2 million, or $0.02 per basic share and per diluted share, compared to a loss of $1.1 million, or $0.12 per basic share and $0.11 per diluted share. Net loss attributable to common shareholders includes a preferred stock dividend payment of $1.4 million in each of the respective periods.

As of March 31, 2009, we had $26.7 million in cash and investments, compared to $27.9 million as of December 31, 2008. The $1.2 million decrease in cash and investment was primarily a result of the timing of cash collections from customers and the payment of operating expenses. Our Days Sales Outstanding (“DSO”) was 57 at March 31, 2009 compared to 51 at December 31, 2008.

Results of Operations (unaudited)

The following table sets forth selected data for the three month periods ended March 31, 2009 and 2008. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Three months ended March 31,
	2009		2008
Revenue
Services	$5,464	16%	$5,567	16%
Maintenance	16,204	46%	16,856	48%
Installation and other	3,041	9%	3,329	9%

Services and other revenue	24,709	71%	25,752	73%
Term Licenses	8,518	24%	7,767	22%
Perpetual Licenses	1,812	5%	1,631	5%

Licence revenue	10,330	29%	9,398	27%
Hardware revenue	80	0%	141	0%

Total revenue	35,119	100%	35,291	100%

Cost of revenue
Cost of services and other revenue	10,504	43%	11,334	44%
Royalties and other	3,737	36%	3,817	41%
Amortization of acquired technology and capitalized software	232	2%	259	3%

Cost of license revenue	3,969	38%	4,076	44%
Cost of hardware revenue	18	23%	136	96%

Total cost of revenue	14,491	41%	15,546	44%

Gross margin	20,628	59%	19,745	56%

Operating expenses
General and administration	6,603	19%	5,114	14%
Software development	7,790	22%	8,493	24%
Sales and marketing	3,744	11%	4,960	14%
Amortization of intangible assets and depreciation	747	2%	827	2%

Total operating expenses	$18,884	54%	$19,394	54%

Income from operations	$1,744		$351

Revenue

Revenue is recognized during the respective periods from various sources, including but not limited to amounts initially recorded as deferred revenue and for which the Company has now completed its contractual commitments; services revenue relating to installation, consulting and training; maintenance contracts that renew periodically, typically on an annual basis; and revenues recognized on a cash-basis.

Total revenue. Total revenue for the three months ended March 31, 2009 was $35.1 million, a decrease of $0.2 million, or 1%, compared to $35.3 million for the three months ended March 31, 2008. This net decrease between periods resulted from an increase in license revenue offset by decreases in maintenance, installation and other services revenue as described below.

Services and other. Services and other revenue consists of professional services, such as implementation and installation services, training, maintenance (which consists of technical support and product upgrades), and reimbursable expenses. Professional services are typically provided over a period of three to nine months for the Health Information Management Suite and two to three years for Care and Patient Revenue Management and QCPR products. These services are provided subsequent to the signing of a software license agreement and are integral to the delivery of our software licenses to our customers. Our maintenance revenue depends on both new licenses of our software products and renewals of maintenance agreements by our existing customer base.

Services revenue for the three months ended March 31, 2009 was $5.5 million compared to $5.6 million for the three months ended March 31, 2008. The net decrease of $0.1 million was due to the timing of completion of service projects between periods. Services revenue was approximately 16% of our total revenue for both the three month periods ended March 31, 2009 and 2008.

Maintenance revenue for the three months ended March 31, 2009 was $16.2 million compared to $16.9 million for the three months ended March 31, 2008. The $0.7 million decrease between periods was primarily related to $0.4 million lower revenue associated with our Lab and Radiology product line that we sold in April 2008 and a $0.2 million decrease in QCPR revenue as a result of final acquisition accounting. Maintenance revenue as a percentage of total revenue was 46% and 48% for the three month periods ended March 31, 2009 and 2008, respectively.

Installation revenue related to the Health Information Management Suite term licenses is recognized ratably over the license term. Installation and other revenue for Health Information Management Suite perpetual licenses, Patient Access and government solution products is typically recognized upon completion of implementation. Installation and other revenue for many of our other products, including Care and Patient Revenue Management and QCPR products, is recognized on a contract basis of accounting.

Installation and other services revenue decreased to $3.0 million for the three months ended March 31, 2009 from $3.3 million during the three months ended March 31, 2008. The $0.3 million decrease was due primarily to a decrease in training revenue for our government solution products and the timing of the completion of installation between periods. These decreases were offset by an increase in installation revenue for our QCPR products. Installation and other services revenue was approximately 9% as a percentage of total revenue during both periods.

Licenses. License revenue consists of fees and licenses for our owned, proprietary software, as well as third-party owned software that we bundle into our suite of products. Overall, license revenue increased $0.9 million, or 10%, to $10.3 million in the three months ended March 31, 2009 from $9.4 million in the three months ended March 31, 2008.

Term license revenue increased 9%, or $0.7 million, to $8.5 million in the three months ended March 31, 2009 from $7.8 million in the same quarter last year. The increase between periods was primarily attributable to an increase in products licensed to the government in 2009 as compared to 2008.

Perpetual license revenue increased 11%, or $0.2 million, to $1.8 million for the three months ended March 31, 2009 from $1.6 million for the three months ended March 31, 2008. The increase was primarily the result of the completion of a significant implementation project in 2009 period for Smart Identity Management products and an increase in the QCPR products.

Hardware. Hardware revenue consists of the sale of third-party hardware purchased specifically for use by our customers. Hardware revenue remained flat at $0.1 million for the three month periods ended March 31, 2009 and March 31, 2008.

Deferred Revenue

The following table is a summary roll-forward schedule of deferred revenue (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Deferred revenue, beginning balance	$53,190	$36,111
Add: revenue deferred	35,581	58,132
Less: deferred revenue recognized	(34,304)	(33,369)

Deferred revenue, ending balance	$54,467	$60,874

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. Fluctuation of the deferred revenue balance depends on the timing associated with reaching billing milestones and revenue recognition criteria. Deferred revenue is typically increased when the Company invoices a customer based on the terms of the contracts and is decreased when revenue is recognized based on percentage of completion, or the attainment of a milestone, or the passage of time in the case of a contract recognized ratably. The majority of the Company’s revenue flows through our deferred revenue accounts and is attributable to favorable payment terms such as execution payments and achievement of billing milestones prior to meeting all revenue recognition requirements. Deferred revenue tends to be greater in the first quarter of each year compared to subsequent quarters due to the issuance of annual maintenance invoices and in the fourth quarter due to the issuance of invoices related to our government solution products. The annual license term for our Department of Veterans Affairs contract begins on October 1 of each year.

The deferred revenue balance decreased approximately $6.4 million to $54.5 million at March 31, 2009 compared to $60.9 million at March 31, 2008. Our deferred revenue balance has decreased due to the current economic conditions, as well as customer requests to be billed on a quarterly rather than an annual basis.

The deferred revenue balance increased approximately $1.3 million to $54.5 million March 31, 2009 compared to $53.2 million at December 31, 2008. The March 31, 2009 balance was comprised of $22.6 million in deferred license revenue, $24.2 million in deferred maintenance revenue, and $7.7 million in deferred services and other revenue. The balance as of December 31, 2008 was comprised of $28.2 million in deferred license revenue, $18.0 million in deferred maintenance revenue, and $7.0 million in deferred services and other revenue. Deferred maintenance revenue increased by $6.2 million, primarily attributable to annual maintenance billings in the first quarter of 2009. This increase is partially offset by a $5.6 million decrease in deferred license revenue, of which $5.2 million related to our Department of Veterans Affairs contract, from license revenue recognized during the three months ended March 31, 2009. The deferred revenue balance as of March 31, 2009 includes $10.7 million related to the Department of Veterans Affairs contract compared to $15.9 million as of December 31, 2008. Deferred services and other revenue increased during the period due to the timing of billings and services performed under contractual arrangements with our customers.

Cost of Revenue

Cost of services and other. Cost of services and other consists of salaries and related expenses associated with services performed for customer support, installation, maintenance and consulting services as well as payments to third-party vendors. Cost of services and other for the three month period ended March 31, 2009 was

$10.5 million compared to $11.3 million in the corresponding period in 2008, which represent 43% and 44% as a percentage of services and other revenue for the respective periods. The $0.8 million decrease was primarily attributable to decreased personnel costs, lower third-party costs directly associated with lower maintenance and services revenue in 2009 and a reduction in contract and temporary services as well as travel costs.

Cost of licenses. Cost of licenses consists primarily of third-party software costs, royalties and amortization of capitalized software and acquired technology. A significant percentage of our total cost of revenue is attributable to royalties and licenses relating to third-party software embedded within our own applications. Generally, royalties fluctuate based on revenue, the number of customers or the number of licensed users, and therefore may fluctuate on a quarter-to-quarter basis. Cost of licenses for the three month period ended March 31, 2009 was $4.0 million, compared to $4.1 million for the three month period ended March 31, 2008. As a percentage of license revenue, cost of licenses was 38% and 44% for the respective three month periods. The $0.1 million decrease between quarters is due primarily to a lower royalty costs.

Cost of hardware. Cost of hardware consists of third-party hardware and installation costs from the sale of hardware to our customers in connection with the implementation of our software. Cost of hardware for the three month period ended March 31, 2009 was $18,000 compared to $136,000 for the three month period ended March 31, 2008. The decline in hardware cost is directly related to the decline in the hardware revenue for 2009.

Gross Margin

Our gross margin was 59% for the three month period ended March 31, 2009 compared to 56% for the same period in 2008. This 3% increase in gross margin is primarily driven by an increase in our license gross margin. The increase in perpetual license margin resulted mainly from the completion of a significant implementation project in the three month period ended March 31, 2009 for Smart Identity Management products, as well as the impact of the increase in the revenue associated with QCPR products for which we incur minimal royalty costs.

Operating Expenses

General and administration. General and administration expense was $6.6 million for the three months ended March 31, 2009, compared to $5.1 million for the three months ended March 31, 2008. As a percentage of total revenue, general and administration expense was 19% and 14% for the three month periods ended March 31, 2009 and 2008, respectively. The $1.5 million increase was primarily attributable to $1.0 million in severance-related costs and $0.3 million of non-cash stock compensation costs associated with changes in our executive team.

Software development. Software development expense during the three months ended March 31, 2009 was $7.8 million compared to $8.5 million during the three months ended March 31, 2008. As a percentage of total revenue, software development expense was 22% and 24% for the three month period ended March 31, 2009 and 2008, respectively. The net decrease of $0.7 million was attributable primarily to a net reduction in costs as a result of our partnering arrangement with TCS during the first quarter of 2008. As a result of this arrangement, we experienced a higher level of contractual labor expenses during the 2009 quarter, which were partially offset by a lower level of salary and wage expenses for full-time development employees whose activities were displaced by TCS. We also experienced lower travel costs and repair and maintenance related costs during 2009 related to software development activities.

Sales and marketing. Sales and marketing expense decreased $1.2 million for the three months ended March 31, 2009 to $3.7 million, from $5.0 million for the three months ended March 31, 2008. As a percentage of total revenue, sales and marketing expenses were 11% and 14% for the three month period ended March 31, 2009 and 2008, respectively. The net decrease was primarily attributable to lower commission expenses as the level of sales bookings decreased for the three months ended March 31, 2009 compared to the same quarter last year, and lower advertising and marketing costs.

Amortization of intangible assets and depreciation. Amortization of intangible assets and depreciation expense decreased to $0.7 million for the three months ended March 31, 2009 from $0.8 million for the three months ended March 31, 2008. This decrease was primarily related to a decrease in amortization expense following the sale of intangible assets as part of our April 2008 sale of stand-alone lab and radiology products from our Australian and U.K. subsidiaries.

Other Income (Expense)

Other income (expense), net. Net other income decreased slightly during the three months ended March 31, 2009, compared to the corresponding quarter of 2008 primarily due to lower interest income earned on our cash balances and investment portfolios.

Provision for Income Taxes

Our provision for income taxes was $0.6 million during the three months ended March 31, 2009 compared to $0.2 million for the three months ended March 31, 2008. This increase in income tax expense is a result of our higher pre-tax income for the three months ending March 31, 2009 as compared to the same period of 2008.

Liquidity and Capital Resources

We expect that cash provided by operating activities will be our primary source for funding our operating needs. Our other sources of liquidity are cash and cash equivalents as well as short-term and long-term investments. As of March 31, 2009, we had $26.7 million in unrestricted cash equivalents and investments. In addition, we have a working capital line of credit agreement under which we may borrow up to $2.0 million. There were no borrowings outstanding under the line of credit agreement as of March 31, 2009. Any future borrowings under this line of credit will have to be secured with underlying investments held at the issuing bank.

Accounts receivable were $23.7 million as of March 31, 2009 compared to $20.8 million as of December 31, 2008. Our DSO was 57 at March 31, 2009 compared to DSO of 51 at December 31, 2008. Accounts receivable increased by $2.9 million mainly due to annual maintenance billings during the three months ended March 31, 2009.

In addition to our billed accounts receivable, we had unbilled receivables of $6.9 million as of March 31, 2009 and $6.2 million as of December 31, 2008. Unbilled receivables relate to products or customer agreements where billing is based on specifically agreed dates or milestones while revenue is recognized on a contract basis of accounting. The increase of $0.7 million was principally due to increased implementation activities for the QCPR products and services in advance of meeting billing milestones. We expect to bill and collect the unbilled revenue as billing milestones in the specific contracts are met.

Prepaid royalty expense decreased by approximately $2.0 million to $5.8 million as of March 31, 2009 from $7.8 million as of December 31, 2008, primarily due to a decrease in government royalties related to the Department of Veterans Affairs contract. This contract requires payment to our subcontractor when we are paid by the customer. The customer paid the full $19.9 million for the fiscal year 2009 license during December 2008 creating advance payments to the subcontractor that are being recognized over the annual contract term.

Prepaid expenses and other current assets, net, increased by approximately $0.7 million to $5.2 million as of March 31, 2009 from $4.5 million as of December 31, 2008, primarily due to increases in prepaid maintenance and short-term deposits for future events and trade shows.

Accrued payroll and related expenses decreased by $1.1 million to $6.1 million as of March 31, 2009 from $7.2 million as of December 31, 2008. This decrease was primarily due to bonus and commission payments during the first quarter of 2009 offset by an increase of $1.0 million in accrued severance expense associated with executive changes.

Other accrued liabilities decreased by $1.7 million to $3.0 million at March 31, 2009 from $4.7 million at December 31, 2008. The decrease was primarily due to $0.7 million lower commissions, $0.4 million reduction in professional fees and $0.4 million lower non-government royalties.

The Company’s condensed consolidated statement of cash flows is summarized below (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Cash provided by operating activities	$623	$8,066
Cash provided by (used in) investing activities	(1,488)	4,430
Cash used in financing activities	(1,328)	(3,759)
Effect of exchange rate changes	(31)	(60)

Net increase (decrease) in cash	$(2,224)	$8,677

Cash provided by operating activities is primarily driven by our operating income or loss, the timing of receipt of customer payments, and the timing of our payments to vendors and employees. During the three months ended March 31, 2009, $0.6 million was provided by operating activities, as compared to the same period in 2008 when $8.0 million was provided by operating activities. Net income during the first quarter of 2009 of $1.2 million, included non-cash charges for depreciation, amortization, stock compensation, bad debt and tax provision totaling $2.7 million. Further, changes in working capital used approximately $3.3 million. During the first quarter of 2008, net income of $0.3 million included non-cash charges for depreciation, amortization, stock compensation, bad debt and tax provision of $2.3 million, but also included changes in working capital that provided $5.4 million of operating cash flow. We recognized over $2.0 million of operating income from license fees under the Department of Veterans Affairs contract in both of the three month periods ended March 31, 2009 and 2008. During the first quarter of 2008, cash was received from the Department of Veterans Affairs for the entire fiscal year term of the license, and we paid all of the related royalties to our subcontractors, generating approximately $10.0 million of cash from operations. However in the first quarter of 2009, we received no cash related to the license because the current fiscal year license fee was paid in its entirety during the quarter ended December 31, 2008 at which time we paid all remaining amounts owed to our subcontractors.

Cash flows from investing activities used $1.5 million during the three months ended March 31, 2009, primarily due to $1.0 million in net purchases of available for sale securities. During the three months ended March 31, 2008, cash flow of $4.4 million was provided by investing activities primarily due to the net proceeds of $4.1 million from the sale of available for sale securities and a $0.4 million decrease in restricted cash.

Cash used in financing activities was $1.3 million for the three months ended March 31, 2009 compared to cash used of $3.8 million for the three months ended March 31, 2008. The decrease in cash used between periods was primarily due to the use of $2.5 million to repurchase shares of our outstanding common stock during the first quarter of 2008 through a repurchase program conducted in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.

Our capital expenditures are expected to be between $3.0 million and $4.0 million for 2009, primarily related to purchases of computer equipment and enterprise software required for internal purposes.

Other than our operating needs, our most significant ongoing cash requirements are for the payment of dividends on our Series A Preferred Stock, which pays a 5.5% per annum dividend, or $5.5 million per year.

These dividends are paid in equal quarterly installments of $1.375 million, payable when declared on January 15, April 15, July 15 and October 15 of each year. We expect to use our existing available cash and operating cash flow for the payment of preferred stock dividends.

We believe that our present cash position and our future cash generated from operations will be sufficient to meet anticipated cash requirements over the next twelve months. We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, specifically the timing of when we recognize revenue, our accounts receivable collections and the timing of other payments. In addition, cash used in investing activities may fluctuate due to our software development efforts, any acquisition or disposition we may undertake, and costs associated with our investments in fixed assets and information technology. We periodically evaluate strategic business opportunities, and should a strategic opportunity arise that would require a more significant use of cash, we would expect to finance such opportunity through available cash, new or existing financing arrangements, or the issuance of additional shares of stock. There can be no assurances however that adequate sources of liquidity will be available to us to finance such strategic business opportunities when they arise.

Recent Accounting Pronouncements

See Note 3 to our Condensed Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements on our financial statements.

Critical Accounting Policies

There have been no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 11, 2009.

Legal Proceedings

We are subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our financial position or results of operations.

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of March 31, 2009 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Accrued dividends	$1,375	$1,375	$—	$—	$—
Operating leases (1)	9,734	4,528	4,680	526	—

Total contractual obligations	$11,109	$5,903	$4,680	$526	$—

Other Commercial Commitments
Term deposit for bank guarantee	$60	$—	$60	$—	$—
Standby letters of credit (2)	1,445	1,328	117	—	—

Total commercial commitments	$1,505	$1,328	$177	$—	$—

(1)	The less than 1 year amount of $4,528 includes $0.7 million for the San Rafael, California facility that was shut down during the fourth quarter of 2004 as a result of the relocation of our headquarters to Reston, Virginia. The accrued exit costs associated with this facility will be fully realized in December 2009.

(2)	The less than 1 year amount of $1.3 million includes a $0.2 million letter of credit in favor of the State of New Jersey under its contract and a $1.0 million letter of credit in favor of another customer under its contract. The remainder represents security deposits for leased facilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of March 31, 2009 (in thousands, except average interest rates):

		Aggregate Fair Value
Cash and cash equivalents:
Cash (1)		$11,914
Money Market funds		6,511

Total cash and cash equivalents		$18,425

Short-term investments:
Certificates of Deposit		$4,518
Debt issued by the US government		1,008

Total short-term investments		$5,526

Investments:
Debt securities issued by the US government		2,761

Total long-term investments		$2,761

	Aggregate Fair Value	Weighted Average Interest Rate
Summary:
Cash	$11,914	0.11%
Money Market funds	6,511	0.30%
Certificates of Deposit	4,518	2.01%
Debt issued by US government	3,769	3.76%

	$26,712

(1)	Excluded from the fair value of the principal amounts of cash is $1.6 million, which is restricted cash that is held in escrow for rental properties, and meeting customer performance expectations.

Performance of Equity Markets

The performance of the equity markets can have an effect on our operations as certain of our variable life insurance policies have premiums invested in equity securities.

Foreign Currency Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. Changes in foreign exchange rates did not materially impact our results of operations. For the three months ended March 31, 2009, approximately 5% of total revenue was denominated in currencies other than the U. S. dollar and approximately 5% of our total direct and operating costs were incurred in currencies other than the U. S. dollar.

Item 4.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to the Company is made known to the officers who certify the financial statements and to other members of senior management and the Audit Committee of the Board of Directors. As of March 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Interim Chief Executive Officer (the “Interim CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d-15(e) under the Securities Exchange Act of 1934). An evaluation was conducted to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms. The Company’s Interim CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The Company believes there have been no material changes to risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 11, 2009 (the “2008 Form 10-K”). You should carefully consider such risk factors as presented in the 2008 Form 10-K and other information set forth in this Quarterly Report on Form 10-Q, including our financial statements and the related notes.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRAMED CORPORATION

Date: May 6, 2009	By:	/s/ JAMES E. PEEBLES
James E. Peebles Interim Chief Executive Officer

Date: May 6, 2009	By:	/S/ DAVID L. PIAZZA
David L. Piazza Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1**	Certification of the Interim Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Interim Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith