Form 10-Q
period 2009-06-30
QUADRAMED CORP
filed 2009-08-06
CIK 1018833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer ☒
Non-accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2009, there were 8,296,579 shares of the Registrant’s common stock outstanding, par value $0.01.

QUADRAMED CORPORATION

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$10,753	$20,649
Short-term investments	9,331	4,213
Accounts receivable, net of allowance for doubtful accounts of $1,183 and $1,052, respectively	21,800	20,843
Unbilled receivables	7,947	6,177
Deferred contract expenses	5,489	5,005
Prepaid royalty expenses	3,342	7,831
Prepaid expenses and other current assets, net of allowance on other receivable of $919, respectively	5,097	4,485
Deferred tax asset, net of valuation allowance	6,244	6,240

Total current assets	70,003	75,443

Restricted cash	1,528	1,444
Long-term investments	2,976	3,043
Property and equipment, net of accumulated depreciation and amortization of $18,622 and $17,732, respectively	3,515	3,895
Goodwill	35,632	35,632
Other amortizable intangible assets, net of accumulated amortization of $30,405 and $29,305, respectively	8,287	9,387
Other long-term assets	2,827	2,829
Deferred tax asset, net of valuation allowance	47,963	47,921

Total assets	$172,731	$179,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,083	$4,705
Accrued payroll and related benefits	6,615	7,228
Accrued exit cost of facility closing	592	888
Income tax payable	1,705	688
Other accrued liabilities	3,207	4,721
Dividends payable	1,375	1,375
Deferred revenue	45,955	53,190

Total current liabilities	64,532	72,795

Other long-term liabilities	1,514	1,834

Total liabilities	66,046	74,629
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.01 par, 5,000 shares authorized, 4,000 shares issued and outstanding, respectively	96,144	96,144
Common stock, $0.01 par, 30,000 shares authorized; 9,460 and 9,451 shares issued and 8,297 and 8,287 outstanding, respectively	95	95
Shares held in treasury, 1,164, respectively	(9,031)	(9,031)
Additional paid-in-capital	317,520	316,027
Accumulated other comprehensive loss	(940)	(1,675)
Accumulated deficit	(297,103)	(296,595)

Total stockholders’ equity	106,685	104,965

Total liabilities and stockholders’ equity	$172,731	$179,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended, June 30,		Six months ended, June 30,
	2009	2008	2009	2008
Revenue
Services	$5,174	$5,605	$10,638	$11,172
Maintenance	16,296	16,673	32,500	33,529
Installation and other	3,028	3,132	6,069	6,461

Services and other revenue	24,498	25,410	49,207	51,162

Term licenses	8,907	7,785	17,425	15,552
Perpetual licenses	2,196	4,502	4,008	6,133

License revenue	11,103	12,287	21,433	21,685
Hardware	167	289	247	430

Total revenue	35,768	37,986	70,887	73,277

Cost of revenue
Cost of services and other revenue	10,609	11,503	21,113	22,837

Royalties and other	3,615	3,877	7,352	7,694
Amortization of acquired technology and capitalized software	225	252	457	511

Cost of license revenue	3,840	4,129	7,809	8,205
Cost of hardware revenue	126	128	144	264

Total cost of revenue	14,575	15,760	29,066	31,306

Gross margin	21,193	22,226	41,821	41,971

Operating expense
General and administration	5,140	4,766	11,743	9,880
Software development	8,831	8,541	16,621	17,034
Sales and marketing	5,126	4,177	8,870	9,137
Loss on sale of assets	—	1,115	—	1,115
Amortization of intangible assets and depreciation	784	812	1,531	1,639

Total operating expenses	19,881	19,411	38,765	38,805

Income from operations	1,312	2,815	3,056	3,166

Other income (expense)
Interest expense, includes non-cash charges of $15, $18 and $29, $36	(16)	(42)	(35)	(73)
Interest income	70	158	121	324
Other income, net	105	7	108	8

Other income, net	159	123	194	259

Income from operations before income taxes	$1,471	$2,938	$3,250	$3,425
Provision for income taxes	(426)	(1,151)	(1,008)	(1,329)

Net Income	1,045	1,787	2,242	2,096
Preferred stock dividends declared	(1,375)	(1,375)	(2,750)	(2,750)

Net (loss) income attributable to common shareholders	$(330)	$412	$(508)	$(654)

(Loss) income per share
Basic	$(0.04)	$0.05	$(0.06)	$(0.07)
Diluted	$(0.04)	$0.04	$(0.06)	$(0.07)
Weighted average shares outstanding
Basic	8,300	8,790	8,294	8,928
Diluted	8,300	9,460	8,294	8,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Cash flows from operating activities
Net income	$1,045	$1,787	$2,242	$2,096
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,009	1,064	1,988	2,150
Deferred compensation amortization	—	94	—	188
Stock-based compensation	598	841	1,445	1,640
Provision for bad debts	256	—	572	130
Interest income on investments	(32)	(75)	(41)	(70)
Interest expense on note payable	15	18	29	36
Provision for income taxes	426	1,151	1,008	1,329
Loss on sale of assets	—	1,115	—	1,115
Changes in operating assets and liabilities:
Accounts receivable	532	4,771	(3,299)	(2,026)
Prepaid expenses and other	1,896	2,068	3,415	(2,336)
Accounts payable and accrued liabilities	516	(1,333)	(1,752)	(9,352)
Deferred revenue	(8,512)	(7,432)	(7,235)	17,236

Cash (used in) provided by operating activities	(2,251)	4,069	(1,628)	12,136
Cash flows from investing activities
Decrease (increase) in restricted cash	105	218	(84)	660
Purchases of available-for-sale securities	(4,870)	(3,209)	(7,675)	(4,030)
Proceeds from sale of available-for-sale securities	744	895	2,524	5,859
Payment of acquisition costs	—	22	—	(46)
Purchases of property and equipment	(235)	(752)	(509)	(843)
Proceeds from sale of assets	—	106	—	106
Other	—	(6)	—	(2)

Cash (used in) provided by investing activities	(4,256)	(2,726)	(5,744)	1,704
Cash flows from financing activities
Payment of preferred stock dividends	(1,375)	(1,375)	(2,750)	(2,750)
Proceeds from issuance of common stock and other	2	28	49	153
Repurchase of common stock	—	(1,218)	—	(3,728)

Cash used in financing activities	(1,373)	(2,565)	(2,701)	(6,325)
Effect of exchange rate changes on cash	208	29	177	(31)

Net (decrease) increase in cash and cash equivalents	(7,672)	(1,193)	(9,896)	7,484
Cash and cash equivalents, beginning of period	18,425	15,796	20,649	7,119

Cash and cash equivalents, end of period	$10,753	$14,603	$10,753	$14,603

Supplemental disclosure of cash flow information
Cash paid for taxes	48	313	101	562
Dividends declared	1,375	1,375	2,750	2,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2009

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

2. SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These Condensed Consolidated Financial Statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. We suggest that you read these interim condensed consolidated financial statements in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 11, 2009. In the opinion of management, the condensed consolidated financial statements for the periods presented herein include all normal

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2009

(unaudited)

and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the entire year ending December 31, 2009.

Principles of Consolidation and Basis of Presentation

These Condensed Consolidated Financial Statements, which include the accounts of QuadraMed and all wholly owned subsidiaries, have been prepared in conformity with GAAP and the rules and regulations of the SEC. All significant intercompany accounts and transactions between QuadraMed and its subsidiaries are eliminated in consolidation. In preparing the financial statements, we have evaluated subsequent events, as defined by Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events, through August 6, 2009, which is the date that the financial statements were issued.

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

Reclassifications

Certain reclassifications have been made to prior year information to conform with the current year presentation.

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

FOR THE QUARTER ENDED JUNE 30, 2009

(unaudited)

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

We allocate revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the maintenance portion of the arrangement based on the substantive renewal rate approach: a renewal rate specified in a contractual arrangement is representative of vendor-specific objective evidence of fair value (“VSOE”). The professional services portion of the arrangement is based on hourly rates that we charge for these services when sold separately from software. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The proportion of revenue recognized upon delivery varies from quarter-to-quarter depending upon the mix of licensing arrangements, perpetual or term-based, and the determination of VSOE for undelivered elements. Many of our licensing arrangements include fixed implementation fees and do not allow us to recognize license revenue until these services have been performed. We recognize revenue only after establishing that we have VSOE for all undelivered elements.

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

FOR THE QUARTER ENDED JUNE 30, 2009

(unaudited)

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

Hardware revenue is generated primarily from transactions in which customers purchase bundled solutions that include the Company’s software and third-party hardware. If the bundled solution includes services that provide significant modification, installation or customization, contract accounting is applied in accordance with SOP 81-1, whereby the revenue is recognized generally using the percentage-of-completion method measured on labor input hours. Otherwise, hardware revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is reasonably assured.

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2009

(unaudited)

As of June 30, 2008, the Company’s long-term investments included $1.9 million of auction rate securities. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 28 days. Beginning in February 2008, auctions failed for our holdings because sell orders have exceeded buy orders. The funds associated with these failed auctions were not accessible until the issuer called the security, a successful auction occurred, or a buyer was found outside of the auction process. The underlying assets of the auction rate securities we held, including the securities for which auctions had failed, were preferred shares of closed-end mutual funds. Given the Company’s holdings of cash, cash equivalents and short-term investments, our expected operating cash flows and our access to funds through our corporate credit facility, the Company had the ability and intent to hold these securities until liquidity returned to this market or the securities were redeemed. The Company has subsequently successfully liquidated these positions during the third and fourth quarters of 2008 without any significant loss and no permanent impairment occurred.

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

Goodwill

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired in accordance with SFAS No. 141(R), Business Combinations. The determination of fair value of the identifiable net assets acquired is determined based upon a valuation analysis, performance of fair value calculations, financial projections and evaluation of other information.

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, and when an

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2009

(unaudited)

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

Other Intangible Assets

Other intangible assets primarily relate to customer lists, acquired technology including developed and core technology and trade names, and other intangible assets acquired in our purchase business combinations. On an annual basis, or upon the occurrence of a triggering event, we review our intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets in accordance with the provisions of SFAS 142 at year end and no indicators of impairment have been identified. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their net realizable values. Intangible assets are amortized over a period of two to ten years, which the Company estimated to reflect their useful lives.

Software Development Costs

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, we capitalize software development costs from establishment of technological feasibility to the point at which the product is generally available to the market. No costs were capitalized during the six month period ended June 30, 2009.

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

FOR THE QUARTER ENDED JUNE 30, 2009

(unaudited)

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

Stock-Based Compensation

We adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) using the modified prospective method as of January 1, 2006. Under this method, compensation cost is recognized based on the requirements of SFAS 123(R) for all share-based awards granted subsequent to January 1, 2006, and for all awards granted, but not vested, prior to January 1, 2006.

Net (Loss) Income Per Share

Basic (loss) income per share is determined using the weighted average number of common shares outstanding during the period. Diluted (loss) income per share is determined using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and conversion of preferred stock (using the as-converted method). Common equivalent shares are excluded from the diluted computation if their effect is anti-dilutive.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2009

(unaudited)

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 168”). The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Upon the effective date, financial statements issued for interim and annual periods ending after September 15, 2009, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. We expect the adoption of SFAS No. 168 to have an immaterial impact on our consolidated financial position, results of operations or cash flows.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS No. 165”). SFAS No. 165 introduces the concept of financial statements being available to be issued. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of this standard did not have a material impact on our financial statements. The Company has evaluated subsequent events through August 6, 2009, which is the date these financial statements were issued.

On April 9, 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP 115-2” and “FSP 124-2”), and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107” and “APB 28-1”), which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. Our adoption of these staff positions did not have a material impact on our financial position, results of operations, or cash flow.

4. DISCONTINUED OPERATIONS

In April 2009, we closed and vacated our Oakland, California office. We estimated the facility closing costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and accrued $0.2 million of exit costs as the master lease associated with this facility does not terminate until July 2011. Previously, in February 2005, we completed the shutdown of our Financial Services division in San Marcos, California. At that time, we estimated our liability under the operating lease and accrued $1.8 million of exit costs as the lease did not terminate until May 2008. In addition, we also vacated and closed our San Rafael, California facility during the fourth quarter of 2004 as a result of the relocation of our headquarters to Reston, Virginia. We estimated our liability under the operating lease agreement and accrued $5.1 million of exit costs as the lease does not terminate until December 2009. The aggregate lease payments for the remainder of 2009 through 2011 for the Oakland and San Rafael facilities will be approximately $0.8 million.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2009

(unaudited)

The following table sets forth a summary of the exit cost charges and accrued exit costs for the San Marcos, California, the San Rafael, California and the Oakland, California facilities as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Exit Costs for the San Rafael Facility:
Accrued exit cost of facility closing, beginning of period	$888	$1,931
Principal reductions	(437)	(1,043)

Accrued exit cost of facility closing, end of period	$451	$888
Exit Cost for the Oakland Facility:
Accrued exit cost of facility closing, beginning of period	$—	$—
Exit cost of facility closing, April 2009	216	—
Principal reductions	(20)	—

Accrued exit cost of facility closing, end of period	$196	$—
Exit Cost for the San Marcos Facility:
Accrued exit cost of facility closing, beginning of period	$—	$135
Principal reductions	—	(135)

Accrued exit cost of facility closing, end of period	$—	$—

Total Exit Cost Charges and Accrued Exit Costs	$647	$888

5. SALE OF ASSETS

On April 30, 2008, we completed the sale of substantially all of the assets of our wholly owned subsidiaries, QuadraMed International Pty Limited in Australia and QuadraMed International Limited in the United Kingdom for initial cash proceeds of $0.1 million and future earn-out payments over a three-year period based on a schedule of targeted revenue between $100,000 AUD and $200,000 AUD per year. We recorded a loss on sale of assets of $0.8 million in the second quarter of 2008. The products contained within these subsidiaries focused on stand-alone lab and radiology products installed in the United Kingdom, Australia and New Zealand. However, with the addition of the QuadraMed CPR (“QCPR”) product in 2007, which includes integrated lab and radiology, and our focus on the Care-Based Revenue Cycle and core products, these foreign-based products were considered redundant to our portfolio. As a result, the 2009 information presented for the six months ended June 30, 2009 is not comparable to the six months ended June 30, 2008 information with regard to this event.

In accordance with the asset purchase agreement, we received a $0.2 million earn-out payment from the buyer based on their reported 2008 results of operations. We recorded this payment during the second quarter of 2009 as other income.

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

FOR THE QUARTER ENDED JUNE 30, 2009

(unaudited)

force within the Software Development teams was tied to the strategic initiative to increase overall product development capacity and to further accelerate delivery of our “Care-Based Revenue Cycle” product strategy to the healthcare market through a partnering arrangement with Tata Consultancy Services (“TCS”).

On March 25, 2009 and June 9, 2009, the Company announced changes in its executive management team and as a result, incurred severance and accelerated stock compensation costs of $0.4 million and $1.7 million, respectively, for the three and six month periods ended June 30, 2009.

7. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments. The framework requires the valuation of investments using a three-tiered approach. The statement requires fair value measurement to be classified and disclosed in one of the following three categories:

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

The following table represents the assets on our financial statements as of June 30, 2009 subject to SFAS 157, and indicates the fair value hierarchy of the valuation techniques we used to determine the fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Balance at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial paper, certificates of deposit and other money market instruments	$18,509	$18,509	$—	$—
U.S. government and federal agency debt securities	3,712	3,712	—	—

Total	$22,221	$22,221	$—	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial paper, certificates of deposit and other money market instruments	$27,750	$27,750	$—	$—
U.S. government and federal agency debt securities	3,763	3,763	—	—

Total	$31,513	$31,513	$—	$—

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2009

(unaudited)

As of and for the six month period ended June 30, 2009, we did not have any financial instruments with significant Level 3 inputs and we did not have any transfers in and out, or purchases and sales of level 3 financial instruments during 2009. As of June 30, 2008, we had $1.8 million of auction rate securities which were classified as Level 3 financial instruments and during the six month period ended June 30, 2008, we transferred out $3.5 million of auction rate securities upon settlement.

8. OTHER INTANGIBLE ASSETS

Other intangible assets as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

	As of June 30, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Disposals	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets
Customer relationships	$18,696	$(14,127)	$4,569	$18,749	$(53)	$(13,561)	$5,135
Trade names and other	3,843	(3,806)	37	3,985	(142)	(3,730)	113
Technology	16,153	(12,472)	3,681	20,153	(4,000)	(12,014)	4,139

Total amortizable intangible assets	$38,692	(30,405)	$8,287	$42,887	(4,195)	(29,305)	$9,387

Intangible assets are amortized over a period of two to ten years, which we believe to be the estimated useful lives of the individual assets.

Amortization of acquired technology, a component of other intangible assets, for the three months ended June 30, 2009 and 2008 was $0.2 million and $0.3 million, respectively, and is included in cost of license revenue. Amortization expense for other than acquired technology for the three months ended June 30, 2009 and 2008 was $0.3 million and $0.4 million, respectively. Amortization of acquired technology, a component of other intangible assets, for the six months ended June 30, 2009 and 2008 was $0.4 million and $0.5 million, respectively, and is included in cost of license revenue. Amortization expense for other than acquired technology for the six months ended June 30, 2009 and 2008 was $0.6 million and $0.7 million, respectively. No impairment charges were recorded during the three or six month periods ended June 30, 2009 or 2008.

We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining six months ending December 31, 2009	$1,002
For the years ended December 31,
2010	1,750
2011	1,510
2012	1,270
2013	1,030
Thereafter	1,725

$8,287

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2009

(unaudited)

9. LINE OF CREDIT

We have a line-of-credit agreement with our principal bank under which we can borrow up to $2.0 million. This credit facility is secured by Certificates of Deposit with our principal bank and borrowings under the line-of-credit bear interest at varying rates based on an independent index defined as the rate charged by the lender plus 2%. The initial interest rate was established as 4% per annum. The line-of-credit has a maturity date of February 17, 2010. There have been no borrowings and as such there was no balance outstanding associated with this line-of-credit as of June 30, 2009.

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

FOR THE QUARTER ENDED JUNE 30, 2009

(unaudited)

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

The following table summarizes the carrying value of preferred stock (in thousands):

		As of June 30, 2009
Total issued		$100,000
Less: Issuance cost		(3,856)
Less: Unaccreted discount
Original present value of discount	(15,174)
2007 preferred stock accretion	2,854
2006 preferred stock accretion	5,059
2005 preferred stock accretion	4,796
2004 preferred stock accretion	2,465	—

Carrying value of preferred stock at June 30, 2009		$96,144

11. NET LOSS PER SHARE AND COMPREHENSIVE INCOME (LOSS)

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

The following common stock equivalent shares from the indicated equity instruments were considered in the calculation of diluted earnings per share (in thousands):

	Three months ended June 30,
	2009	2008
Equity instruments:
Preferred stock	6,452	6,452
Stock options	24	42

Total common stock equivalent shares	6,476	6,494

	Six months ended June 30,
	2009	2008
Equity instruments:
Preferred stock	6,452	6,452
Stock options	22	101

Total common stock equivalent shares	6,474	6,553

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2009

(unaudited)

For the three month periods ended June 30, 2009, preferred stock equivalent shares and stock options were excluded from the computation of diluted earnings per share as their effect would be antidilutive. For the three months ended June 30, 2008, only preferred stock equivalent shares were excluded from the computation of diluted earnings per share as their effect would be antidilutive. For the six months ended June 30, 2009 and 2008, both the preferred stock equivalent shares and stock options were excluded from the computation of diluted earnings per share as their effect would be antidilutive.

The following table sets forth the computation of basic and diluted (loss) income per common share (in thousands):

	Three months ended June 30,
	2009	2008
Numerator:
Net (loss) income attributable to common shareholders	$(330)	$412
Denominator:
Weighted average number of common shares outstanding:
Basic	8,300	8,790
Diluted	8,300	9,460
(Loss) income per common share:
Basic	$(0.04)	$0.05
Diluted	(0.04)	0.04

	Six months ended June 30,
	2009	2008
Numerator:
Net loss attributable to common shareholders	$(508)	$(654)
Denominator:
Weighted average number of common shares outstanding:
Basic	8,294	8,928
Diluted	8,294	8,928
Loss per common share:
Basic	$(0.06)	$(0.07)
Diluted	(0.06)	(0.07)

The components of QuadraMed’s comprehensive income (loss) include the unrealized loss on available-for-sale securities and foreign currency translation adjustment. The following table sets forth the computation of comprehensive gain (loss) (in thousands):

	Six months ended June 30,
	2009	2008
Net loss attributable to common shareholders	$(508)	$(654)
Unrealized loss	(74)	(22)
Foreign currency translation adjustment	809	206

Comprehensive income (loss)	$227	$(470)

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2009

(unaudited)

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

13. TREASURY STOCK

On December 17, 2007, the Company announced that our Board of Directors authorized a program to repurchase, with available cash, up to $5.0 million of the Company’s common stock. The repurchase program was structured to comply with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We repurchased the common stock through registered broker-dealers in open market purchase transactions and plan to hold the shares repurchased as treasury shares. The Board of Directors authorized the termination of the program to repurchase effective as of the close of trading on June 5, 2008. As of the termination date, the Company repurchased under the program a total of 405,520 shares at a cost of $4.0 million.

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

As of June 30, 2009, we have 1,164,854 shares of treasury stock at a cost of $9.0 million.

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2009

(unaudited)

Stock-based compensation expense for the three month periods ended June 30, 2009 and 2008 was $0.6 million and $0.8 million, respectively. Stock-based compensation expense for the six month periods ended June 31, 2009 and 2008 was $1.4 million and $1.6 million, respectively. Stock-based compensation expense is allocated to cost of services, sales and marketing, general and administrative or software development expense in the Condensed Consolidated Statement of Operations.

Stock Incentive Plans

We have issued stock options and restricted stock under the Company’s 1996 Stock Incentive Plan (the “1996 Plan”), the 1999 Supplemental Stock Option Plan (the “1999 Plan”), the 2004 Stock Compensation Plan (the “2004 Plan”), and the 2009 Stock Compensation Plan (the “2009 Plan”) all of which were approved by stockholders. The 2009 Plan superseded the 2004 Plan, as amended, the 1999 Plan, as amended, and the 1996 Plan, as amended, as of June 4, 2009, although stock options and restricted stock granted under the 1996 Plan, the 1999 Plan and the 2004 Plan outstanding as of that date remain subject to the terms of those plans. Significant grants were made outside these plans pursuant to contracts with executives as an inducement to employment. Total non-plan stock options outstanding at June 30, 2009 were 185,000.

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

The exercise price per share for an incentive stock option could not have been less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option could not have been less than 85% of the fair market value on the date of grant. Option grants under the 1996 Plan generally expire 10 years from the date of grant and generally vest over a four-year period. Options granted under the 1996 Plan are exercisable subject to the vesting schedule. Our stockholders had authorized a total of 1,766,219 shares of common stock for grant under the 1996 Plan, of which 441,183 were outstanding at June 30, 2009. There were no shares available for grant at June 30, 2009.

1999 Supplemental Stock Option Plan

In 1999, the QuadraMed Board of Directors approved the 1999 Plan. The 1999 Plan permitted non-statutory option grants to be made to employees, independent consultants and advisors who were not QuadraMed officers, directors or Section 16 insiders. The 1999 Plan was administered by the Board of Directors or its Compensation Committee and was scheduled to terminate in March 2009. The exercise price of all options granted under the 1999 Plan could not have been less than 100% of fair market value on the date of the grant. Options vested on a

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2009

(unaudited)

schedule determined by the Board of Directors or the Compensation Committee with a maximum option term of 10 years. QuadraMed stockholders had authorized a total of 684,849 shares of common stock for grant under the 1999 Plan, of which 160,383 were outstanding at June 30, 2009. There were no shares available for grant at June 30, 2009.

2004 Stock Compensation Plan

On April 1, 2004, QuadraMed’s Board of Directors approved the 2004 Plan. QuadraMed’s stockholders ratified the adoption of the 2004 Plan on May 6, 2004 at QuadraMed’s 2004 Annual Meeting of Stockholders. The 2004 Plan replaced the 1996 Plan and 1999 Plan with respect to the unissued shares of common stock that were remaining in the 1996 Plan and the 1999 Plan on the date the 2004 Plan was ratified. Awards previously granted under the 1996 Plan and 1999 Plan remain subject to the terms of those plans. The QuadraMed stockholders initially authorized 307,274 shares of common stock for grant under the 2004 Plan and increased the number of shares available to the 2004 Plan by 600,000 shares at the 2007 Annual Meeting of Stockholders on June 7, 2007. As a result, the QuadraMed stockholders authorized a total of 907,274 shares of common stock, for grant under the 2004 Plan, of which 743,188 were outstanding at June 30, 2009. There were no shares available for grant under this plan at June 30, 2009.

The 2004 Plan permitted the grant of non-statutory options, incentive stock options, stock appreciation rights, restricted stock and restricted stock units to employees, prospective employees, directors, and advisors, consultants, and other individuals who provided services to QuadraMed. The exercise price of all options and stock appreciation rights granted under the 2004 Plan could not be less than 100% of fair market value on the date of the grant. The 2004 Plan also featured a Non-Employee Director Option Grant Program, whereby non-employee members of the Board automatically received grants of options with an exercise price of the fair market value per share of common stock as of the date the options are granted as of the date of our annual meetings of stockholders or upon their initial election or appointment to the Board. The Director Fee Option Grant Program, formerly a part of the 2004 Plan, was removed from the 2004 Plan after approval by the Company’s stockholders at the 2008 Annual Meeting of Stockholders on June 5, 2008, in connection with the technical tax-related amendments to the 2004 Plan approved at that meeting. The Director Fee Option Grant Program provided for non-employee Board members to elect to have all or any portion of their annual cash retainer fee applied to special stock option grants with a below-market exercise price. The 2004 Plan is administered by the Compensation Committee and terminates in May 2014.

2009 Stock Compensation Plan

On April 29, 2009, QuadraMed’s Board of Directors approved the 2009 Stock Compensation Plan (the “2009 Plan”), with an effective date of June 1, 2009. The Company obtained stockholder approval of the 2009 Plan at its 2009 Annual Meeting of Stockholders. The 2009 Plan supersedes the 2004 Plan for new grants of equity-based compensation, and the shares of common stock remaining available for issuance under the 2004 Plan at June 1, 2009 have been rolled into the new 2009 Stock Compensation Plan. Awards previously granted under the 1996 Plan, 1999 Plan and 2004 Plan remain subject to the terms of those plans. The QuadraMed stockholders authorized a total of 650,000 shares of common stock, including the rollover shares from the 2004 Plan, for grant under the 2009 Plan, of which 7,200 were outstanding at June 30, 2009. There were 642,800 shares available for grant under this plan at June 30, 2009.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2009

(unaudited)

Employee Stock Purchase Plans

Our 2008 Employee Stock Purchase Plan (the “2008 Purchase Plan”) was adopted by the Board of Directors on August 6, 2008 with an effective date of September 1, 2008. The 2008 Purchase Plan supersedes the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”), which was terminated by the Board of Directors effective July 31, 2008. On June 4, 2009, the Company’s Stockholders approved the 2008 Purchase Plan at its 2009 Annual Meeting of Stockholders. A total of 150,000 shares of common stock are reserved for issuance under the 2008 Purchase Plan, pursuant to which eligible employees are able to contribute up to 10% of their compensation for the purchase of QuadraMed common stock at a purchase price of 85% of the lower of the fair market value of the shares on the participant’s entry date into a six-month purchase period or the fair market value on the purchase date.

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

Stock-based compensation expense relating to shares purchased on behalf of plan participants for the six months ended June 30, 2009 and 2008 under the 2008 Employee Stock Purchase Plan totaled $5,430 and $23,636, respectively.

Stock Options:

Stock options generally vest ratably over four years from the date of grant and terminate ten years from the date of grant. The exercise price of the options granted equaled or exceeded the market value of the common stock at the date of the grant. A summary of the stock option activity under all plans is as follows (in thousands except per share data):

	Number of Shares	Weighted Average Exercised Price
Options outstanding, January 1, 2009	1,611	$14.61
Granted	16	$6.98
Cancelled	(42)	$33.75

Options outstanding, June 30, 2009	1,585	$13.67

Options exercisable, June 30, 2009	1,337	$13.65

Stock-based compensation expense for the three month periods ended June 30, 2009 and 2008 was $0.6 million and $0.8 million, respectively. Stock-based compensation expense for the six month periods ended June 30, 2009 and 2008 was $1.4 million and $1.6 million, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at June 30, 2009 were 5.25 years and $0.1 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at June 30, 2008 were 5.10 years and $0.6 million,

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2009

(unaudited)

respectively. As of June 30, 2009, unrecognized compensation expense related to stock options totaled approximately $0.9 million, which will be recognized over a weighted average period of one year.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes Merton option-pricing model with the following assumptions:

	Six Months Ended June 30,
	2009	2008
Expected dividend yield	—	—
Expected stock price volatility	48.77%	48.77%
Risk-free interest rate	2.37%	3.49%
Expected life of options	5.46 years	5.37 years

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

Based on the above assumptions, the weighted average estimated fair value of options granted during both of the three months ended June 30, 2009 and 2008 was $0.1 million and $0.1 million and $0.4 million for the six months ended June 30, 2009 and 2008, respectively. The weighted average exercise price of options granted during 2009 and 2008 was $3.54 and $5.18 and $5.34 and $5.40 per share, respectively.

Restricted Share Awards:

The Company has issued, from time to time, common stock as restricted share awards, with a zero exercise price, as provided for under the QuadraMed stock compensation plans and other contractual commitments. The grants are generally made to certain senior executives. The majority of the restrictions lapsed over three to four years. We recorded the fair value of the restricted shares on the date they are granted as deferred compensation within the Stockholders’ Equity section of the consolidated balance sheets. Deferred compensation has been combined with additional paid-in capital as a result of the adoption of SFAS 123(R). In accordance with Company policy, the Company can offer to repurchase shares of restricted stock granted to the Company’s employees on the date such shares vest; however, such repurchase shall be limited to an amount sufficient to permit the applicable employee to pay taxes on such shares. The fair value of the restricted share award has been amortized as compensation expense over the period in which the restrictions lapse. During the six months ended June 30, 2009 and 2008, there was no common stock issued as a result of restricted stock grants.

Stock-based compensation expense related to restricted share grants for the three month periods ended June 30, 2009 and 2008 was zero and $0.1 million, respectively, and compensation expense was zero and $0.2 million for the six month periods ended June 30, 2009 and 2008, respectively.

As of June 30, 2008, there were 116,000 restricted shares subject to forfeiture. As of June 30, 2009 there were no restricted shares subject to forfeiture.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2009

(unaudited)

15. EMPLOYEE BENEFIT PLANS

Our company maintains a 401(k) Savings Plan (the “Plan”). All eligible QuadraMed employees may participate in the Plan and elect to contribute up to 80% of pre-tax compensation to the Plan. Employee contributions are 100% vested at all times. At our discretion, we may match employee contributions to the Plan. Presently, we match up to 100% of the first 4% of employee contributions. The vesting of such contributions is based on the employee’s years of service, becoming 100% vested after 4 years. For the three months ended June 30, 2009 and 2008, there were discretionary company contributions of approximately $0.5 million and $0.4 million, respectively. For the six months ended June 30, 2009 and 2008, there were discretionary company contributions of approximately $0.9 million and $1.0 million, respectively.

16. MAJOR CUSTOMERS

For the three and six months ended June 30, 2009, sales to the federal government, primarily to the Department of Veterans Affairs facilities, accounted for approximately 19% of our total revenues during both periods. The County of Los Angeles accounted for approximately 9% and 10% of our total revenues for the three and six month periods ended June 30, 2009. For the three and six months ended June 30, 2008, sales to the federal government, primarily to the Department of Veterans Affairs facilities, accounted for approximately 14% and 17%, respectively, of our total revenues, and sales to the County of Los Angeles accounted for approximately 11% of our total revenues during both periods.

As of June 30, 2009, the Company has evaluated the significance of its contracts with its major customers. The County of Los Angeles (“LACO”) has been a customer of the Company since 1989 pursuant to two prime agreements, which were entered into in the ordinary course of business under standard terms and have been amended and renewed numerous times since their original execution. Generally, LACO purchases the Company’s proprietary software (from the majority of the Company’s product lines, including Access Management, Care Management, Health Information Management and Financial Management), software of third-party providers and third-party hardware under these agreements. All software is licensed for a perpetual term. Also purchasable under these agreements are services including maintenance, software installation, training and consulting services related to the Company’s licensed software, fees for providing management services, specialized staffing and analytical services.

Our annual contract with the Department of Veterans Affairs has been awarded under a five-year Blanket Purchase Agreement that ends on March 31, 2010. Our current contract under that BPA ends on September 30, 2009 and we believe a renewal will be subject to a competitive bidding process in which we expect to participate. We cannot provide any assurances that the Company will be awarded a new BPA or that a new BPA will be awarded under similar terms and conditions.

17. CRITICAL SUPPLIERS

As of June 30, 2009, the Company has evaluated its reliance on third-party licenses. As a result of this evaluation, the Company has determined that it is materially reliant upon its licenses with InterSystems Corporation and Document Storage Systems, Inc. (DSS), as no other vendors provide equivalent technology or services for the Company’s needs. InterSystems provides the Company with the Cache Database, Ensemble interface engine and related system tools, which are important in respect of multiple Company products, including Affinity and QCPR. DSS is a subcontractor to the Company pursuant to the Blanket Purchase Agreement (“BPA”) with the Department of Veterans Affairs and provides Vista integration software and integration of Encoder Product Suite components from the Company, Unicor Medical (“Unicor”), and Megas Corporation (“Megas”).

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED JUNE 30, 2009

(unaudited)

18. INCOME TAXES

Our income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. We review and update our estimated annual effective tax rate each quarter. Our income tax expense totaled approximately $0.4 million and $1.2 million for the three months ended June 30, 2009 and 2008, respectively, and $1.0 million and $1.3 million for the six months ended June 30, 2009 and 2008, respectively. These amounts represented effective income tax rates from continuing operations of approximately 29% and 39% for the three months ended June 30, 2009 and 2008, respectively, and 31% and 39% for the six months ended June 30, 2009 and 2008, respectively.

We implemented the provisions of FIN 48 on January 1, 2007. There has been no material change to the amount of unrecognized tax benefits reported as of June 30, 2009. We are maintaining our historical method of accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of its income tax expense.

As of June 30, 2009, open tax years in major jurisdictions date back to 1994 due to the taxing authorities’ ability to adjust operating loss and tax credit carryforwards. No changes in settled tax years have occurred through June 30, 2009. The Company does not anticipate a material change to its total amount of unrecognized tax benefits within the next 12 months.

19. LITIGATION AND OTHER MATTERS

We are subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our company’s condensed consolidated financial position or results of operations.

20. SUBSEQUENT EVENT

On July 27, 2009, QuadraMed announced that Duncan W. James would be appointed as the Company’s Chief Executive Officer (“CEO”). Mr. James joined the Company on July 27, 2009 as Executive Vice President and will assume the office of CEO upon the Company’s filing of its second quarter 2009 Quarterly Report on Form 10-Q. In connection with Mr. James appointment as CEO, the Company and Mr. James entered into an employment agreement with an initial three-year term, automatically renewable for one-year extensions, unless either party provides advance written notice and was granted stock options at an exercise price equal to the closing price of the Company’s Common Stock as of July 27, 2009. Mr. James has been appointed to serve as a member of the Company’s Board of Directors.

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

The 2008 period also includes a $1.1 million loss on sale of assets associated with our April 2008 sale of substantially all of the assets of our wholly owned subsidiaries, QuadraMed International Pty Limited in Australia and QuadraMed International Limited in the United Kingdom. The products contained within these subsidiaries focused on standalone lab and radiology products installed in the United Kingdom, Australia and New Zealand. The 2008 period includes four months of revenue, personnel cost, operating expenses and amortization of intangible assets associated with these products that are not included in the 2009 period.

Additionally, the 2009 period includes one-time severance and accelerated stock compensation costs totaling $1.7 million associated with changes in our executive team.

A significant difference in operating cash flows between periods relates to the timing of payments received and payments disbursed for our contract with the Department of Veterans Affairs. The license period for our Department of Veterans Affairs contract begins on October 1 of each year and ends on September 30 of the following calendar year, thus spanning the fourth quarter of our calendar year through the third quarter of our following calendar year. Our annual license fee to the Department of Veterans Affairs was $18.3 million for the period October 1, 2007 to September 30, 2008 (“FY 2008”) and $19.9 million for the period October 1, 2008 to September 30, 2009 (“FY 2009”). These fees were billed in advance and paid in lump sum by the Department of Veterans Affairs with the FY 2008 payment received in the first quarter of 2008 and the FY 2009 payment received in the fourth quarter of 2008. Upon receipt of these payments, we in turn remitted approximately 44% of the amount received to our subcontractors (recorded as royalty expense) in accordance with the terms of our agreements with them. Thus, during our calendar year ended December 31, 2008, we received payments from the Department of Veterans Affairs totaling $38.2 million and disbursed approximately $16.7 million; in addition, we incurred approximately $1.6 million of cash based personnel-related costs. As a result, during our year ended December 31, 2008, we received net cash of approximately $19.8 million covering the FY 2008 and FY 2009 licensing periods and ended the year with a total deferred revenue balance of $14.9 million for the license, and related deferred costs of approximately $6.6 million.

Because of the aforementioned prepayment made by the Department of Veterans Affairs in the fourth quarter of 2008, we do not expect to have cash receipts from the Department of Veterans Affairs license for the first nine months of 2009. For the ensuing licensing period beginning October 1, 2009, we currently expect to bill the $20.0 million annual license fee on a prorated monthly basis rather than in advance. However, the exact terms and billing arrangements for the licensing period beginning October 1, 2009 are uncertain at this time.

The existing five-year Blanket Purchase Agreement (“BPA”) with the Department of Veterans Affairs ends on March 31, 2010. We currently believe a renewal of the BPA will be subject to a competitive bidding process in which we expect to participate. At this time, we cannot provide any assurances that the Company will be awarded a new BPA or that a new BPA will be awarded under similar terms and conditions.

Net income for the six months ended June 30, 2009 was $2.2 million compared to $2.1 million for the same period in 2008. This slight increase between periods primarily resulted from a $0.1 million decrease in income from operations offset by a $0.3 million decrease in our provision for income taxes. Our income from operations between periods was impacted by the items described above and a $2.4 million decrease in revenue between periods. Our 2008 period included $1.0 million of revenue associated with our completion of an analysis of certain older contracts and service agreements for which amounts were previously recorded as deferred revenue. As a result of this analysis, it was determined that services had been completed and that no further service obligations were outstanding. Accordingly, the amounts previously deferred were recognized as revenue. Net loss attributable to common shareholders for the six months ended June 30, 2009 was $0.05 million, or $0.06 per basic share and per diluted share, compared to a loss of $0.7 million, or $0.07 per basic share and diluted share in the 2008 period. Net loss attributable to common shareholders includes a preferred stock dividend payment of $2.8 million in each of the respective periods.

As of June 30, 2009, we had $23.1 million in unrestricted cash and investments, compared to $27.9 million as of December 31, 2008. The $4.8 million decrease in cash and investment was primarily a result of the timing of cash collections from customers and the payment of operating expenses. Our Days Sales Outstanding (“DSO”) was 54 at June 30, 2009 compared to DSO of 60 at June 30, 2008 and 51 at December 31, 2008.

Results of Operations (unaudited)

The following table sets forth selected data for the three month periods ended June 30, 2009 and 2008. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Three months ended June 30,
	2009		2008
Revenue
Services	$5,174	15%	$5,605	15%
Maintenance	16,296	46%	16,673	44%
Installation and other	3,028	8%	3,132	8%

Services and other revenue	24,498	69%	25,410	67%

Term Licenses	8,907	25%	7,785	20%
Perpetual Licenses	2,196	6%	4,502	12%

License revenue	11,103	31%	12,287	32%
Hardware revenue	167	0%	289	1%

Total revenue	35,768	100%	37,986	100%

Cost of revenue
Cost of services and other revenue	10,609	43%	11,503	45%

Royalties and other	3,615	33%	3,877	32%
Amortization of acquired technology and capitalized software	225	2%	252	2%

Cost of license revenue	3,840	35%	4,129	34%
Cost of hardware revenue	126	75%	128	44%

Total cost of revenue	14,575	41%	15,760	41%

Gross margin	21,193	59%	22,226	59%

Operating expenses
General and administration	5,140	14%	4,766	13%
Software development	8,831	25%	8,541	22%
Sales and marketing	5,126	14%	4,177	11%
Loss on sale of assets	—	0%	1,115	3%
Amortization of intangible assets and depreciation	784	2%	812	2%

Total operating expenses	19,881	55%	19,411	51%

Income from operations	$1,312		$2,815

The following table sets forth selected data for the six month periods ended June 30, 2009 and 2008. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Six months ended June 30,
	2009		2008
Revenue
Services	$10,638	15%	$11,172	15%
Maintenance	32,500	46%	33,529	46%
Installation and other	6,069	9%	6,461	9%

Services and other revenue	49,207	69%	51,162	70%

Term Licenses	17,425	24%	15,552	21%
Perpetual Licenses	4,008	6%	6,133	8%

License revenue	21,433	30%	21,685	29%
Hardware revenue	247	0%	430	1%

Total revenue	70,887	100%	73,277	100%

Cost of revenue
Cost of services and other revenue	21,113	43%	22,837	45%

Royalties and other	7,352	34%	7,694	35%
Amortization of acquired technology and capitalized software	457	2%	511	2%

Cost of license revenue	7,809	36%	8,205	37%
Cost of hardware revenue	144	58%	264	61%

Total cost of revenue	29,066	41%	31,306	43%

Gross margin	41,821	59%	41,971	57%

Operating expenses
General and administration	11,743	17%	9,880	13%
Software development	16,621	23%	17,034	23%
Sales and marketing	8,870	13%	9,137	12%
Loss on sale of assets	—	0%	1,115	2%
Amortization of intangible assets and depreciation	1,531	2%	1,639	2%

Total operating expenses	38,765	55%	38,805	52%

Income from operations	$3,056		$3,166

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

Total revenue. Total revenue for the three months ended June 30, 2009 was $35.8 million, a decrease of $2.2 million or 6%, compared to $38.0 million for the three months ended June 30, 2008. Total revenue for the six months ended June 30, 2009 was $70.9 million, a decrease of $2.4 million, or 3%, from $73.3 million for the six months ended June 30, 2008. The three months ended June 30, 2008 included approximately $1.0 million of non-recurring revenue related to the closeout of older contracts previously included in deferred revenue. After a thorough analysis of these contracts, we determined that all services had been completed, that no further obligations were outstanding, and that all cash had been collected; consequently, we recognized license revenue of approximately $0.8 million and services revenue of approximately $0.2 million from these contracts during the three months ended June 30, 2008. If we remove the effects of these older contracts, revenue declined only $1.2 million or 3% between three month periods, and declined only $1.4 million or 2% between six month periods. The decrease between the three months ended June 30, 2009 and the three months ended June 30, 2008 was primarily due to fewer implementations and services completed in the 2009 period compared to 2008 for the Care and Patient Revenue Management and Smart Identity Management products. The decrease between the six months ended June 30, 2009 and June 30, 2008 was also related to fewer implementations and services completed between periods.

Services and other revenue. Services and other revenue consists of professional services, such as implementation and installation services, training, maintenance (which consists of technical support and product upgrades), and reimbursable expenses. Professional services are typically provided over a period of three to nine months for the Health Information Management Suite and two to three years for our Care and Patient Revenue Management and QCPR products. These services are provided subsequent to the signing of a software license agreement and are integral to the delivery of our software licenses to our customer. Our maintenance revenue depends on both new licenses of our software products and renewals of maintenance agreements by our existing customer base.

Services revenue for the three months ended June 30, 2009 was $5.2 million compared to $5.6 million for the three months ended June 30, 2008. The net decrease of $0.4 million was principally due to fewer services completed for our Smart Identity Management product and decreased consulting services for our Government products. Services revenue was 15% of our total revenue for each of the three month periods.

Services revenue for the six month period ended June 30, 2009 of $10.6 million decreased from $11.2 million for the same period in 2008. Services revenue was approximately 15% of our total revenue for both periods. The overall decrease in services revenue between periods was primarily due to fewer services completed for Care and Patient Revenue Management and Smart Identity Management products described above.

Maintenance revenue for the three months ended June 30, 2009 was $16.3 million compared to $16.7 million for the three months ended June 30, 2008. Maintenance revenue as a percentage of total revenue was 46% and 44% for the three month periods ended June 30, 2009 and 2008, respectively. The net decrease resulted from the sale of our Lab and Radiology products in April 2008, a decrease in QCPR maintenance revenue, offset by contractually-based annual increases in maintenance rates between periods.

Maintenance revenue for the six months ended June 30, 2009 was $32.5 million compared to $33.5 million for the six months ended June 30, 2008. Maintenance revenue was 46% of total revenue during both periods. The decrease of $1.0 million was principally due to the sale of our Lab and Radiology products that in April 2008 and lower QCPR maintenance revenue in the 2009 period compared to the 2008 period. Our 2008 maintenance revenue included higher amounts associated with deferred maintenance revenue acquired with our acquisition of the QCPR business from Misys that was generally recognized during the 2008 period. Maintenance revenue for most of our products increased slightly due to contractually-based annual increases in maintenance rates, which partially offset the decrease.

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

Installation and other services revenue decreased by $0.1 million to $3.0 million for the three months ended June 30, 2009 from $3.1 million during the three months ended June 30, 2008. The decrease resulted primarily from the timing of the completion of installations between periods. Installation and other services revenue was approximately 8% of our total revenues for each of the three month periods.

Installation and other services revenue for the six months ended June 30, 2009 was $6.1 million compared to $6.5 million for the six months ended June 30, 2008. The $0.4 million decrease between periods resulted primarily from the timing of the completion of installations for our Government and Smart Identity Management products between periods, offset by increases associated with our QCPR products. Installation and other services revenue was 8% and 9% of our total revenues for each of the respective six month periods.

Licenses. License revenue consists of fees and licenses for our owned, proprietary software, as well as third-party owned software that we bundle into our suite of products. Overall, license revenue decreased $1.2 million, or 10%, to $11.1 million for the three months ended June 30, 2009 from $12.3 million for the three months ended June 30, 2008. License revenue was approximately 31% and 32% of our total revenue for the respective 2009 and 2008 periods. Licenses revenue was $21.4 million for the six months ended June 30, 2009 compared to $21.7 million for the six months ended June 30, 2008. License revenue was approximately 30% of our total revenue during both periods. The decreases in both the three and six month periods were caused in part by the aforementioned $0.8 million in license revenue recorded in 2008 related to the closeout of older contracts previously included in deferred revenue.

Term license revenue increased 14%, or $1.1 million, to $8.9 million in the three months ended June 30, 2009 from $7.8 million in the same quarter last year. For the six months ended June 30, 2009, term license revenue increased 12%, or $1.8 million, to $17.4 million from $15.6 million in the same period last year. The increase for the three and six month periods was attributable to completion of a significant HIM milestone project during the 2009 periods.

Perpetual license revenue decreased 51%, or $2.3 million, to $2.2 million in the second quarter of 2009 from $4.5 million in the same quarter last year. Perpetual license revenue for the six months ended June 30, 2009 was $4.0 million compared to $6.1 million for the six months ended June 30, 2008, representing a decrease of approximately 35%, or $2.1 million. The decreases in the 2009 periods compared to 2008 periods was primarily due to the completion of a significant Imaging project in the second quarter of 2008 and the aforementioned $0.8 million recognized in the 2008 periods related to the closeout of older contracts that were previously included in deferred revenue.

Hardware. Hardware revenue consists of the sale of third-party hardware purchased specifically for use by our customers. Hardware revenue was $0.2 million during the three months ended June 30, 2009, compared to $0.3 million during the three months ended June 30, 2008. Hardware revenue was less than 1% of total revenue during both three month periods.

Hardware revenue for the six months ended June 30, 2009 of $0.2 million decreased compared to $0.4 million for the same period last year. Hardware revenue was 1% of total revenue during both six month periods. Our hardware revenue may fluctuate from period to period based on the completion of hardware installations for our customers; however, we do not expect hardware installations to be a significant part of our ongoing revenue.

Deferred Revenue

The following table is a summary roll-forward schedule of deferred revenue (in thousands):

	For the Three Months Ended June 30,
	2009	2008
Deferred revenue, beginning balance	$54,467	$60,874
Add: revenue deferred	25,139	26,437
Less: deferred revenue recognized	(33,651)	(36,391)

Deferred revenue, ending balance	$45,955	$50,920

	For the Six Months Ended June 30,
	2009	2008
Deferred revenue, beginning balance	$53,190	$36,111
Add: revenue deferred	60,720	84,569
Less: deferred revenue recognized	(67,955)	(69,760)

Deferred revenue, ending balance	$45,955	$50,920

Deferred revenue includes amounts billed to or received from customers for which revenue has not been recognized. Fluctuation of the deferred revenue balance depends on the timing associated with reaching billing milestones and revenue recognition criteria. Deferred revenue is typically increased when the Company invoices a customer based on the terms of the contracts and is decreased when revenue is recognized based on percentage of completion or attainment of a milestone, or the passage of time in the case of a contract recognized ratably. The majority of the Company’s revenue flows through our deferred revenue accounts and is attributable to favorable payment terms such as execution payments and achievements of billing milestones prior to meeting all revenue recognition requirements. Deferred revenue tends to be greater in the first quarter of each year compared to subsequent quarters due to the issuance of annual maintenance invoices and in the fourth quarter due to the issuance of invoices related to our government solution products. The annual license term for our Department of Veterans Affairs contract begins on October 1 of each year.

The deferred revenue balance decreased approximately $7.2 million to $46.0 million at June 30, 2009 compared to $53.2 million at December 31, 2008. The June 30, 2009 balance was comprised of $16.0 million in deferred license revenue, $22.9 million in deferred maintenance revenue and $7.1 million in deferred services and other revenue. The balance as of December 31, 2008 was comprised of $28.2 million in deferred license revenue, $18.0 million in deferred maintenance revenue, and $7.0 million in deferred services and other revenue. Deferred license revenue decreased by approximately $12.2 million mainly due to license revenue recognized during the six months ended June 30, 2009, of which $10.3 million is related to our Department of Veterans Affairs contract. The deferred revenue balance as of June 30, 2009 includes $6.0 million related to the Department of Veterans Affairs contract compared to $15.9 million as of December 31, 2008. This decrease is partially offset by a $4.9 million increase in deferred maintenance revenue primarily attributable to annual maintenance billings in the first quarter of 2009. Deferred services and other revenue increased slightly during the period due to the timing of billings and services performed under contractual arrangements with our customers.

The deferred revenue balance decreased approximately $4.9 million to $46.0 million at June 30, 2009 compared to $50.9 million at June 30, 2008. The June 30, 2008 balance was comprised of $18.1 million in deferred license revenue, $24.2 million in deferred maintenance revenue and $8.6 million in deferred services and other revenue. Our deferred revenue balance has decreased due to the changes from annual to quarterly or monthly billings for certain maintenance contracts and lower execution payments primarily related to QCPR bookings.

For the six months ended June 30, 2009 and 2008, the beginning deferred balance increased $17.1 million to $53.2 million as of December 31, 2008 compared to $36.1 million as of December 31, 2007 primarily due to deferred license revenue related to our Department of Veterans Affairs contract where annual advance billing occurred in the fourth quarter of 2007 whereas the deferred revenue balance as of December 31, 2007 did not include such balance. Correspondingly, license fee for the Department of Veteran Affairs contract year 2006-2007 was not billed until the first quarter of 2007 which was included in the $84.6 million deferred revenue added in the six months ended June 30, 2008.

During the three months ended June 30, 2008, the Company sold approximately $0.6 million of deferred revenue associated with the disposition of its Lab and Radiology assets.

Cost of Revenue

Cost of services and other revenue. Cost of services and other revenue consists of salaries and related expenses associated with services performed for customer support, installation, maintenance and consulting services as well as payments to third-party vendors. Cost of services and other revenue for the three month period ended June 30, 2009 was $10.6 million compared to $11.5 million in the corresponding period in 2008, which represent 43% and 45% as a percentage of services and other revenue for the respective periods. The $0.9 million decrease was primarily attributable to decreased personnel costs and severance, lower third-party costs directly associated with lower maintenance and services revenue in 2009 and a reduction in contract and temporary services as well as travel costs.

Cost of services and other revenue for the six month period ended June 30, 2009 was $21.1 million compared to $22.8 million in the corresponding period in 2008, which represent 43% and 45% as a percentage of services and other revenue for the respective periods. The $1.7 million decrease was primarily attributable to decreased personnel costs, lower third-party costs directly associated with lower maintenance and services revenue in 2009 and a reduction in contract and temporary services as well as travel costs.

Cost of licenses. Cost of licenses consists primarily of third-party software costs, royalties and amortization of capitalized software and acquired technology. A significant percentage of our total cost of revenue is attributable to royalties and licenses relating to third-party software embedded within our own applications. Generally, royalties fluctuate based on revenue, the number of customers or the number of licensed users, and therefore may fluctuate on a quarter-to-quarter basis. Cost of licenses for the three month period ended June 30, 2009 was $3.8 million, compared to $4.1 million for the three month period ended June 30, 2008. As a percentage of license revenue, cost of licenses was 35% and 34% for the respective three month periods. The $0.3 million decrease between quarters is due primarily to lower royalty costs resulting from renegotiated contracts with certain vendors.

Cost of licenses for the six month period ended June 30, 2009 was $7.8 million, compared to $8.2 million for the six month period ended June 30, 2008. As a percentage of license revenue, cost of licenses was 36% and 37% for the respective six month periods. The $0.4 million decrease between quarters is due primarily to a lower royalty costs resulting from renegotiated contracts with certain vendors.

Cost of hardware. Cost of hardware consists of third-party hardware and installation costs from the sale of hardware to our customers in connection with the implementation of our software. Cost of hardware for both of the three month periods ended June 30, 2009 and 2008 was $0.1 million.

Cost of hardware for the six month period ended June 30, 2009 was $0.1 million compared to $0.3 million for the six month period ended June 30, 2008. The decline in hardware cost is directly related to the decline in the hardware revenue for 2009.

Gross Margin

Our gross margin was 59% for both of the three month periods ended June 30, 2009 and 2008, as an increase in our services margin was offset by decreases in license and hardware margins. The increase is services margin is a result of lower headcount costs related to the delivery of services revenue. The decrease in license margin between periods can be partially attributed to deferred revenue being recognized with no associated cost during the three months ended June 30, 2008.

Our gross margin was 59% for the six month period ended June 30, 2009 compared to 57% for the same period in 2008. This 2% increase in gross margin is primarily driven by an increase in our license and service margins. License margins increased due to decreased royalties and other third party expenses. Additionally, the service margin increased based on the reduction of headcount expenses related to the delivery of services revenues compared to the prior year.

Operating Expenses

General and administration. General and administration expense was $5.1 million for the three months ended June 30, 2009, compared to $4.8 million for the three months ended June 30, 2008. As a percentage of total revenue, general and administration expense was 14% and 13% for the three month periods ended June 30, 2009 and 2008, respectively. The $0.3 million increase was primarily attributable to bad debt expense, severance-related costs associated with a change in our executive management team, software purchases, and higher legal fees offset by lower repairs and maintenance and stock option expense.

General and administration expense was $11.7 million for the six months ended June 30, 2009, compared to $9.9 million for the six months ended June 30, 2008. As a percentage of total revenue, general and administration expense was 17% and 13% for the six month periods ended June 30, 2009 and 2008, respectively. The $1.8 million increase was primarily attributable to $1.2 million in severance-related costs and $0.5 million of non-cash stock compensation costs associated with changes in our executive team, software purchases, and bad debt expense, offset by lower professional fees and bonus expense.

Software development. Software development expense during the three months ended June 30, 2009 was $8.8 million compared to $8.5 million during the three months ended June 30, 2008. As a percentage of total revenue, software development expense was 25% and 22% for the three month periods ended June 30, 2009 and 2008, respectively. The net increase of $0.3 million was attributable primarily to the ramp-up between periods of service under our partnering arrangement with TCS. As a result of this arrangement, we experienced a higher level of contractual labor expenses, which were partially offset by a lower level of salary and wage expenses for full-time development employees whose activities were displaced by TCS. We also experienced lower travel and entertainment costs offset by higher repair and maintenance costs associated with development activities.

Software development expense during the six months ended June 30, 2009 was $16.6 million compared to $17.0 million during the six months ended June 30, 2008. As a percentage of total revenue, software development expense was 23% for both of the six month periods ended June 30, 2009 and 2008, respectively. The net decrease of $0.4 million was attributable primarily to our partnering arrangement ramp-up with TCS as discussed above offset by the $0.4 million one-time severance expense in 2008 related to the full time development employees whose activities were displaced by TCS. We also experienced lower travel and entertainment expenses and lower operating expense allocations based on headcount.

Sales and marketing. Sales and marketing expense increased $0.9 million for the three months ended June 30, 2009 to $5.1 million, from $4.2 million for the three months ended June 30, 2008. As a percentage of total revenue, sales and marketing expenses were 14% and 11% for the three month periods ended June 30, 2009 and 2008, respectively. The net increase was primarily attributable to a higher level of commissionable bookings for the three months ended June 30, 2009 compared to the same quarter last year, severance costs related to a change in our executive team, and higher travel and entertainment costs.

Sales and marketing expense decreased $0.2 million for the six months ended June 30, 2009 to $8.9 million, from $9.1 million for the six months ended June 30, 2008. As a percentage of total revenue, sales and marketing expenses were 13% and 12% for the six month periods ended June 30, 2009 and 2008, respectively. The net decrease was primarily attributable to lower advertising and marketing expenses and commissions, offset by higher salary and wage related expenses including severance costs related to a change in our executive team, and higher travel and entertainment costs.

Amortization of intangible assets and depreciation. Amortization of intangible assets and depreciation expense remained consistent at $0.8 million for both of the three month periods ended June 30, 2009 and 2008.

Amortization of intangible assets and depreciation expense decreased to $1.5 million for the six months ended June 30, 2009 from $1.6 million for the six months ended June 30, 2008. This decrease was primarily related to a decrease in amortization expense following the sale of intangible assets as part of our April 2008 sale of stand-alone lab and radiology products from our Australian and U.K. subsidiaries.

Other Income (Expense)

Other income (expense), net. Net other income increased slightly during the three months ended June 30, 2009, compared to the corresponding quarter of 2008 primarily due to the earn-out payment received in connection with the April 2008 sale of our lab and radiology products from our Australian and U.K. subsidiaries, offset by lower interest income earned on our cash balances and investment portfolios.

Net other income decreased slightly during the six months ended June 30, 2009, compared to the corresponding period of 2008 primarily due to lower interest income earned on our cash balances and investment portfolios offset by the earn-out payment received in connection with the April 2008 sale of our lab and radiology products from our Australian and U.K. subsidiaries.

Provision for Income Taxes

Our provision for income taxes was $0.4 million during the three months ended June 30, 2009 compared to $1.2 million for the three months ended June 30, 2008. This decrease in income tax expense is primarily the result of our lower pre-tax income for the three months ended June 30, 2009 as compared to the same period of 2008. Our income tax provision decreased to $1.0 million for the six months ended June 30, 2009 compared to $1.3 million for the same period in 2008, again due primarily to our lower pre-tax income. Our effective tax rate also declined to 29% and 31% for the three and six month periods ended June 30, 2009 compared to 39% for both the three and six month periods ended June 30, 2008. The decrease in our effective tax rate is due primarily to the federal research tax credit available to the Company for the period ended June 30, 2009. The credit had expired at the end of 2007, and was not reenacted by Congress until October of 2008.

Liquidity and Capital Resources

We expect that cash provided by operating activities will be our primary source for funding our operating needs. Our other sources of liquidity are cash and cash equivalents as well as short-term and long-term investments. As of June 30, 2009, we had $23.1 million in unrestricted cash equivalents and investments. In addition, we have a working capital line of credit agreement under which we may borrow up to $2.0 million. There were no borrowings outstanding under the line of credit agreement as of June 30, 2009. Any future borrowings under this line of credit will have to be secured with underlying investments held at the issuing bank.

Accounts receivable were $21.8 million as of June 30, 2009 compared to $20.8 million as of December 31, 2008. Our DSO was 54 at June 30, 2009 compared to DSO of 60 at June 30, 2008 and 51 at December 31, 2008. Accounts receivable increased by $1.0 million mainly due to the timing of billing milestones in our customer contracts.

In addition to our billed accounts receivable, we had unbilled receivables of $7.9 million as of June 30, 2009 and $6.2 million as of December 31, 2008. Unbilled receivables relate to products or customer agreements where billing is based on specifically agreed dates or milestones while revenue is recognized on a contract basis of accounting. The increase of $1.7 million was principally due to increased implementation activities for the QCPR products and services in advance of meeting billing milestones. We expect to bill and collect the unbilled revenue as billing milestones in the specific contracts are met.

Prepaid royalty expense decreased by approximately $4.5 million to $3.3 million as of June 30, 2009 from $7.8 million as of December 31, 2008, primarily due to a decrease in royalties paid to our subcontractors related to the Department of Veterans Affairs contract. This contract requires payment to our subcontractor when we are paid by the customer. The customer paid the full $19.9 million for the fiscal year 2009 license during December 2008 creating advance payments to the subcontractor that are being recognized as expense over the annual contract term.

Prepaid expenses and other current assets, net, increased by approximately $0.6 million to $5.1 million as of June 30, 2009 from $4.5 million as of December 31, 2008, primarily due to monthly prepayments associated with employee health insurance plans and prepayments associated with upcoming trade shows.

Accrued payroll and related expenses decreased by $0.6 million to $6.6 million as of June 30, 2009 from $7.2 million as of December 31, 2008. This decrease was primarily due to payments during the period of annual bonus and commissions accrued as of December 31, 2008 offset by approximately $2.0 million in a biweekly payroll accrual as of June 30, 2009.

Other accrued liabilities decreased by $1.5 million to $3.2 million at June 30, 2009 from $4.7 million at December 31, 2008. The decrease was primarily due to timing differences associated with the payments for professional and legal fees and royalties.

The Company’s Condensed Consolidated Statement of Cash Flows is summarized below (in thousands):

	For the Three Months Ended June 30,
	2009	2008
Cash (used in) provided by operating activities	$(2,251)	$4,069
Cash used in investing activities	(4,256)	(2,726)
Cash used in financing activities	(1,373)	(2,565)
Effect of exchange rate changes	208	29

Net decrease in cash and cash equivalents	$(7,672)	$(1,193)

	For the Six Months Ended June 30,
	2009	2008
Cash (used in) provided by operating activities	$(1,628)	$12,136
Cash (used in) provided by investing activities	(5,744)	1,704
Cash used in financing activities	(2,701)	(6,325)
Effect of exchange rate changes	177	(31)

Net (decrease) increase in cash and cash equivalents	$(9,896)	$7,484

Cash (used in) provided by operating activities is primarily driven by our operating income or loss, the timing of receipt of customer payments, and the timing of our payments to vendors and employees. During the three months ended June 30, 2009, $2.2 million was used by operating activities, as compared to the same period in 2008 when $4.1 million was provided by operating activities. The difference was primarily driven by the collection of contract execution payments during the 2008 period associated with new customer contracts that did not occur during the 2009 period and a decrease in operating results between periods. The 2009 period had approximately $1.0 million lower gross margin, and approximately $1.6 million higher operating expenses (after excluding depreciation, amortization and loss on sale of assets). Also included in the three months ended June 30, 2009 is approximately $1.0 million of severance payments related to the first quarter change in our executive team. Finally, working capital changes used $3.6 million more cash during the 2009 period than in 2008, primarily due to higher contract execution payments, milestone billings and resultant collections during 2008.

During the six months ended June 30, 2009, net income was $2.2 million, including non-cash charges of $5.0 million, and net working capital changes that used $8.9 million of cash. Net income for the first six months of 2008 of $2.1 million included non-cash charges for depreciation, amortization and stock compensation of $5.4 million, and a non-cash loss on the sale of assets of $1.1 million. In addition, changes in working capital provided approximately $3.5 million which was driven primarily by the timing of payments from the Department of Veterans Affairs offset by our payments to the subcontractors as previously discussed in the financial statement overview section. Also, during the six months ended June 30, 2009, we paid $0.5 million against our outstanding note payable to a former executive.

Cash flows used by investing activities was $4.3 million during the three months ended June 30, 2009, primarily due to $4.1 million in net purchases of available for sale securities. During the three months ended June 30, 2008, cash flow of $2.7 million was used by investing activities primarily due to the net purchases of $2.3 million from the sale of available for sale securities and $0.8 million of capital purchases offset by $0.1 million of proceeds from the sale of assets.

Cash flow used by investing activities was $5.7 million during the six months ended June 30, 2009, primarily due to the $5.2 million in net purchase of available for sale securities and $0.5 million of capital purchases. During the six months ended June 30, 2008, cash flow of $1.7 million was provided by investing activities primarily due to the net proceeds of $1.8 million from the sale of available for sale securities, $0.8 million of capital purchases offset by $0.1 million from the sale of assets and the decrease of $0.7 million in restricted cash.

Cash used in financing activities was $1.4 million for the three months ended June 30, 2009 compared to cash used of $2.6 million for the three months ended June 30, 2008. The decrease in cash used between periods was primarily due to the use of $1.2 million to repurchase shares of our outstanding common stock during the second quarter of 2008 through a repurchase program conducted in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.

Cash used in financing activities was $2.7 million for the six months ended June 30, 2009 compared to cash used of $6.3 million for the six months ended June 30, 2008. The decrease in cash used between periods was primarily due to the use of $3.7 million to repurchase shares of our outstanding common stock during 2008 through a repurchase program conducted in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.

Our capital expenditures are expected to be between $2.0 million and $3.0 million for 2009, primarily related to purchases of computer equipment and enterprise software required for internal purposes.

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

Recent Accounting Pronouncements

See Note 3 to our Condensed Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

Critical Accounting Policies

There have been no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 11, 2009.

Legal Proceedings

We are subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our condensed consolidated financial position or results of operations.

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of June 30, 2009 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Accrued dividends	$1,375	$1,375	$—	$—	$—
Operating leases (1)	8,929	4,183	4,293	453	—

Total contractual obligations	$10,304	$5,558	$4,293	$453	$—

Other Commercial Commitments
Term deposit for bank guarantee	$70	$—	$70	$—	$—
Standby letters of credit (2)	1,445	1,328	117	—	—

Total commercial commitments	$1,515	$1,328	$187	$—	$—

(1)	The less than 1 year amount of $4,183 includes $0.5 million for the San Rafael, California facility that was shut down during the fourth quarter of 2004 as a result of the relocation of our headquarters to Reston, Virginia. The accrued exit costs associated with this facility will be fully realized in December 2009.

(2)	The less than 1 year amount of $1.3 million includes a $0.2 million letter of credit in favor of the State of New Jersey under its contract and a $1.0 million letter of credit in favor of another customer under its contract. The remainder represents security deposits for leased facilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of June 30, 2009 (in thousands, except average interest rates):

		Aggregate Fair Value
Cash and cash equivalents:
Cash (1)		$8,340
Money Market funds		2,413

Total cash and cash equivalents		$10,753

Short-term investments:
Certificates of Deposit		$8,595
Debt issued by the US government		736

Total short-term investments		$9,331

Investments:
Debt securities issued by the US governement		$2,976

Total long-term investments		$2,976

	Aggregate Fair Value	Weighted Average Interest Rate
Summary:
Cash	$8,340	0.23%
Money Market funds	2,413	0.26%
Certificates of Deposit	8,595	1.74%
Debt issued by US government	3,712	3.77%

	$23,060

(1)	Excluded from the fair value of the principal amounts of cash is $1.5 million, which is restricted cash that is held in escrow for rental properties, and meeting customer performance expectations.

Performance of Equity Markets

The performance of the equity markets can have an effect on our operations as certain of our variable life insurance policies have premiums invested in equity securities.

Foreign Currency Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. Changes in foreign exchange rates did not materially impact our results of operations. For the six months ended June 30, 2009, approximately 4% of total revenue was denominated in currencies other than the U. S. dollar and approximately 4% of our total direct and operating costs were incurred in currencies other than the U. S. dollar.

Item 4.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. The Company’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Interim Chief Executive Officer (the “Interim CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s Interim CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective and provided reasonable assurance as of the date of such evaluation.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

As of June 30, 2009 the Company has evaluated the third-party licenses upon which it relies and, as a result, has revised the associated Risk Factor as set forth below. The Company believes there have been no other material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 11, 2009 (the “2008 Form 10-K”). You should carefully consider such revised risk factor as presented in this Quarterly Report on Form 10-Q, such risk factors as presented in the 2008 Form 10-K and other information set forth in this Quarterly Report on Form 10-Q, including our financial statements and the related notes.

We Depend Upon Third-Party Software Licenses in Connection with the Sale of Our Software. If Certain of These Licenses Are Not Renewed or Are Terminated, We May Not Be Able to Continue to Use the Related Technology on Commercially Reasonable Terms or at All.

We depend on licenses from a number of third-party vendors for certain technology, including the computer hardware, operating systems, database management systems, programming language and runtime environment upon which we develop and operate our products. We are reliant upon third-party vendors: Megas Corporation, Unicor Medical, Oracle, Microsoft, Quovadx, Jinfonet, the American Medical Association and the American Hospital Association and are materially reliant upon licenses with third party vendors InterSystems Corporation and Document Storage Systems, Inc. (“DSS”). Most of these licenses expire within two to four years. Such licenses can be renewed only by mutual consent and may be terminated if we breach the license terms and fail to cure the breach within a specified time period. If the licenses with InterSystems and DSS are terminated, we may not be able to continue using the technology on commercially reasonable terms or at all. Replacing or developing alternatives to the licenses with the other vendors upon which we rely may require a material level or additional time and effort. As a result, we may have to discontinue, delay or reduce product shipments until equivalent technology is obtained, which could have a material adverse effect on our business, financial condition and results of operations. However, as all application software companies, including QuadraMed and our competitors, are reliant on licensed technology and third-party components, we believe our reliance on such technology and licenses does not place us at a competitive disadvantage.

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

DSS is a subcontractor to the Company pursuant to the Blanket Purchase Agreement with the Department of Veterans Affairs (the “VA”) and provides Vista integration software and integration of Encoder Product Suite components from the Company, Unicor and Megas. Without DSS’s software and services, we would have significant difficulty meeting our obligations to the VA. As we could not easily replace the services provided by DSS in respect of our obligations to the VA, we would need to identify an alternative to DSS’s integration services or develop such services ourselves. It could have a material adverse effect on our business, financial condition and results of operations if DSS were to cease offering its services to us.

Most of our third-party licenses are non-exclusive and competitors may obtain the same or similar technology. In addition, if vendors choose to discontinue support of the licensed technology, we may not be able to modify or adapt our products.

Item 4.	Submission of Matters to a Vote of Security Holders

The results of the voting at the Company’s 2009 Annual Meeting of Stockholders, held on June 4, 2009, were previously reported by the Company in its Current Report on Form 8-K filed with the SEC on June 5, 2009.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRAMED CORPORATION

Date: August 6, 2009	By:	/s/ JAMES E. PEEBLES
James E. Peebles Interim Chief Executive Officer

Date: August 6, 2009	By:	/s/ DAVID L. PIAZZA
David L. Piazza Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1*	Blanket Purchase Agreement, dated April 25, 2005, by and between U.S. Department of Veterans Affairs and QuadraMed Corporation.†

10.2*	Amendment of Blanket Purchase Agreement, dated October 30, 2008, by and between U.S. Department of Veterans Affairs and QuadraMed Corporation.†

10.3*	Blanket Purchase Agreement Subcontract, dated July 21, 2006, by and between QuadraMed Corporation and Document Storage Systems, Inc.

31.1*	Certification of the Interim Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Interim Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.