Form 10-Q
period 2009-09-30
QUADRAMED CORP
filed 2009-11-05
CIK 1018833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

As of November 2, 2009, there were 8,307,277 shares of the Registrant’s common stock outstanding, par value $0.01.

QUADRAMED CORPORATION

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$7,879	$20,649
Short-term investments	7,650	4,213
Accounts receivable, net of allowance for doubtful accounts of $1,402 and $1,052, respectively	27,384	20,843
Unbilled receivables	6,817	6,177
Deferred contract expenses	5,678	5,005
Prepaid royalty expenses	1,094	7,831
Prepaid expenses and other current assets, net of allowance on other receivable of $919, respectively	4,330	4,485
Deferred tax asset, net of valuation allowance	6,241	6,240

Total current assets	67,073	75,443

Restricted cash	1,522	1,444
Long-term investments	3,506	3,043
Property and equipment, net of accumulated depreciation and amortization of $19,169 and $17,732, respectively	3,556	3,895
Goodwill	35,632	35,632
Other amortizable intangible assets, net of accumulated amortization of $30,932 and $29,305, respectively	7,760	9,387
Other long-term assets	2,831	2,829
Deferred tax asset, net of valuation allowance	48,009	47,921

Total assets	$169,889	$179,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,794	$4,705
Accrued payroll and related benefits	5,221	7,228
Accrued exit cost of facility closing	346	888
Income tax payable	2,079	688
Other accrued liabilities	3,491	4,721
Dividends payable	1,375	1,375
Deferred revenue	43,004	53,190

Total current liabilities	61,310	72,795

Other long-term liabilities	1,458	1,834

Total liabilities	62,768	74,629
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.01 par, 5,000 shares authorized, 4,000 shares issued and outstanding, respectively	96,144	96,144
Common stock, $0.01 par, 30,000 shares authorized; 9,471 and 9,451 shares issued and 8,307 and 8,287 outstanding, respectively	95	95
Shares held in treasury, 1,164, respectively	(9,031)	(9,031)
Additional paid-in-capital	317,868	316,027
Accumulated other comprehensive loss	(987)	(1,675)
Accumulated deficit	(296,968)	(296,595)

Total stockholders’ equity	107,121	104,965

Total liabilities and stockholders’ equity	$169,889	$179,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three months ended, September 30,		Nine months ended, September 30,
	2009	2008	2009	2008
Revenue
Services	$5,803	$5,930	$16,441	$17,102
Maintenance	16,849	18,205	49,349	51,734
Installation and other	3,064	3,153	9,133	9,614

Services and other revenue	25,716	27,288	74,923	78,450
Term licenses	8,500	8,099	25,925	23,651
Perpetual licenses	1,446	3,127	5,454	9,260

License revenue	9,946	11,226	31,379	32,911
Hardware	140	75	387	505

Total revenue	35,802	38,589	106,689	111,866

Cost of revenue
Cost of services and other revenue	10,502	11,487	31,615	34,324
Royalties and other	3,592	3,671	10,944	11,365
Amortization of acquired technology and capitalized software	219	245	676	756

Cost of license revenue	3,811	3,916	11,620	12,121
Cost of hardware revenue	217	64	361	328

Total cost of revenue	14,530	15,467	43,596	46,773

Gross margin	21,272	23,122	63,093	65,093

Operating expense
General and administration	4,876	5,027	16,619	14,907
Software development	9,316	8,328	25,937	25,362
Sales and marketing	4,247	4,968	13,117	14,105
Loss on sale of assets	—	46	—	1,161
Amortization of intangible assets and depreciation	856	761	2,387	2,400

Total operating expenses	19,295	19,130	58,060	57,935

Income from operations	1,977	3,992	5,033	7,158

Other income (expense)
Interest expense, includes non-cash charges of $14, $18 and $47, $54	(16)	(26)	(51)	(99)
Interest income	58	136	179	460
Other income, net	160	1	268	9

Other income, net	202	111	396	370

Income from operations before income taxes	$2,179	$4,103	$5,429	$7,528
Provision for income taxes	(669)	(1,634)	(1,677)	(2,963)

Net Income	1,510	2,469	3,752	4,565
Preferred stock dividends declared	(1,375)	(1,375)	(4,125)	(4,125)

Net income (loss) attributable to common shareholders	$135	$1,094	$(373)	$440

Income (loss) per share
Basic	$0.02	$0.12	$(0.05)	$0.05
Diluted	$0.02	$0.12	$(0.05)	$0.05
Weighted average shares outstanding
Basic	8,300	8,931	8,296	8,930

Diluted	8,324	8,962	8,296	8,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Cash flows from operating activities
Net income	$1,510	$2,469	$3,752	$4,565
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,075	1,006	3,063	3,156
Deferred compensation amortization	—	85	—	273
Stock-based compensation	295	805	1,740	2,445
Provision for bad debts	322	34	894	164
Provision for income taxes	669	1,634	1,677	2,963
Loss on sale of assets	—	46	—	1,161
Changes in operating assets and liabilities:
Accounts receivable	(4,776)	(1,835)	(8,075)	(3,861)
Prepaid expenses and other	2,515	3,271	5,889	866
Accounts payable and accrued liabilities	(704)	960	(2,425)	(8,355)
Deferred revenue	(2,951)	(6,081)	(10,186)	11,155

Cash (used in) provided by operating activities	(2,045)	2,394	(3,671)	14,532
Cash flows from investing activities
Decrease (increase) in restricted cash	6	173	(78)	833
Purchases of available-for-sale securities	(8,161)	(190)	(15,837)	(4,220)
Proceeds from sale of available-for-sale securities	9,210	190	11,734	6,049
Payment of acquisition costs	—	(10)	—	(56)
Purchases of property and equipment	(588)	(577)	(1,097)	(1,420)
Proceeds from sale of assets	—	—	—	106

Cash provided by (used in) investing activities	467	(414)	(5,278)	1,292
Cash flows from financing activities
Payment of preferred stock dividends	(1,375)	(1,375)	(4,125)	(4,125)
Proceeds from issuance of common stock and other	53	395	101	544
Repurchase of common stock	—	—	—	(3,728)

Cash used in financing activities	(1,322)	(980)	(4,024)	(7,309)
Effect of exchange rate changes on cash	26	(193)	203	(224)

Net (decrease) increase in cash and cash equivalents	(2,874)	807	(12,770)	8,291
Cash and cash equivalents, beginning of period	10,753	14,603	20,649	7,119

Cash and cash equivalents, end of period	$7,879	$15,410	$7,879	$15,410

Supplemental disclosure of cash flow information
Cash paid for taxes	49	96	150	410

Dividends declared	1,375	1,375	4,125	4,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

2. SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

These Condensed Consolidated Financial Statements are unaudited and have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. We suggest that you read these interim condensed consolidated financial statements in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 11, 2009. In the opinion of management, the condensed consolidated financial statements for the periods presented herein include all normal and recurring adjustments that are necessary for a fair presentation of the results for these interim periods. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results for the entire year ending December 31, 2009.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(unaudited)

Principles of Consolidation and Basis of Presentation

These Condensed Consolidated Financial Statements, which include the accounts of QuadraMed and all wholly owned subsidiaries, have been prepared in conformity with GAAP and the rules and regulations of the SEC. The Accounting Standards Codification (“ASC”) has become the source of authoritative GAAP. The ASC only changes the referencing of financial accounting standards and does not change or alter existing GAAP. All significant intercompany accounts and transactions between QuadraMed and its subsidiaries are eliminated in consolidation. In preparing the financial statements, we have evaluated subsequent events, as defined by ASC 855 for subsequent event accounting through November 5, 2009, which is the date that the financial statements were issued.

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

Reclassifications

Certain reclassifications to the consolidated balance sheets and condensed consolidated statement of cash flows have been made to prior year information to conform with the current year presentation.

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

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(unaudited)

includes third-party hardware used by our customers in connection with software purchased. Cost of hardware revenue consists of third-party equipment and installation.

We license products through a direct sales force. The Company’s license agreements for such products do not provide for a right of return, and historically, product returns have not been significant.

We recognize revenue on software products in accordance with the Software Revenue Recognition guidance of ASC 605 and ASC 985.

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

Contract accounting is applied where services include significant software modification, installation or customization. In such instances, the services and license fee is accounted for in accordance with ASC 605, whereby the revenue is recognized, generally using the percentage-of-completion method measured on labor input hours. We use the completed-contract method of revenue recognition rather than the percentage-of-completion method for contracts with short implementation service periods (typically less than 3-9 months) and in circumstances in which the Company’s financial position and results of operations would not

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(unaudited)

vary materially from those resulting from the use of the percentage-of-completion method. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. The complexity of the estimation process and judgment related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting can affect the amounts of revenue and related expenses reported in the Company’s consolidated financial statements. The Company classifies revenues from these arrangements as license, installation, hardware, and services revenue based on the estimated fair value of each element using the residual method, and revenues are reflected in respective revenue categories in our consolidated financial statements.

Service revenues from software maintenance and support are recognized ratably over the maintenance term, which in most cases is one year. Service revenues from training, consulting and other service elements are typically recognized as the services are performed.

Hardware revenue is generated primarily from transactions in which customers purchase bundled solutions that include the Company’s software and third-party hardware. If the bundled solution includes services that provide significant modification, installation or customization, contract accounting is applied in accordance with ASC 605, whereby the revenue is recognized generally using the percentage-of-completion method measured on labor input hours. Otherwise, hardware revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is reasonably assured.

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

As of September 30, 2008, the Company’s long-term investments included $1.9 million of auction rate securities. Auction rate securities are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 28

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(unaudited)

days. Beginning in February 2008, auctions failed for our holdings because sell orders had exceeded buy orders. The funds associated with these failed auctions were not accessible until the issuer called the security, a successful auction occurred, or a buyer was found outside of the auction process. The underlying assets of the auction rate securities we held, including the securities for which auctions had failed, were preferred shares of closed-end mutual funds. Given the Company’s holdings of cash, cash equivalents and short-term investments, our expected operating cash flows and our access to funds through our corporate credit facility, the Company had the ability and intent to hold these securities until liquidity returned to this market or the securities were redeemed. The Company has subsequently successfully liquidated these positions during the third and fourth quarters of 2008 without any significant loss and no permanent impairment occurred. As of September 30, 2009, our investment portfolio does not contain any auction rate securities.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to us from our customers for the delivery of products and services. We provide an allowance for doubtful accounts, which reflects our estimate of non-collection of accounts receivable based on past collection history and other specifically identified risks.

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

Goodwill

We record as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired in accordance with ASC 805 guidance related to business combinations. The determination of fair value of the identifiable net assets acquired is determined based upon a valuation analysis, performance of fair value calculations, financial projections and evaluation of other information.

ASC 350 prescribes a two-step process for impairment testing of goodwill and intangibles with indefinite lives, which is performed annually, and when an event triggering impairment may have occurred. The first step tests determine impairment, while the second step, if necessary, measures the impairment. We elected to perform our annual analysis at year end and no indicators of impairment have been identified.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(unaudited)

Intangible assets subject to amortization include trademarks, customer marketing and technology related assets. Such intangible assets are amortized based on the estimated economic benefit over their estimated useful lives, which are generally two to ten years.

Other Intangible Assets

Other intangible assets primarily relate to customer lists, acquired technology including developed and core technology and trade names, and other intangible assets acquired in our purchase business combinations. On an annual basis, or upon the occurrence of a triggering event, we review our intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets in accordance with the provisions of ASC 350 at year-end and no indicators of impairment have been identified. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their net realizable values. Intangible assets are amortized over a period of two to ten years, which the Company estimated to reflect their useful lives.

Software Development Costs

In accordance with ASC 985, we capitalize software development costs from establishment of technological feasibility to the point at which the product is generally available to the market. No costs were capitalized during the nine month period ended September 30, 2009.

Income Taxes

We account for income taxes in accordance with ASC 740. Under ASC 740, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. ASC 740 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

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

On January 1, 2007, we adopted the provision of ASC 740 related to accounting for uncertainty in income taxes. The accounting estimates related to liabilities for uncertain tax positions require us to make judgments

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(unaudited)

regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not that a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to our unrecognized tax benefits will occur during the next twelve months. See Note 18—Income Taxes.

Sales Taxes

In accordance with ASC 605, we report sales taxes collected from clients and remitted to governmental authorities on a net basis.

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

Stock-Based Compensation

We adopted ASC 718 for stock-based compensation using the modified prospective method as of January 1, 2006. Under this method, compensation cost is recognized based on the requirements of ASC 718 for all share-based awards granted subsequent to January 1, 2006, and for all awards granted, but not vested, prior to January 1, 2006.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issue Task Force (“ASU No. 2009-14”). The objective of this Update is to address the accounting for revenue arrangements that contain tangible products and software for which vendor-specific objective evidence of selling price does not exist. We are assessing the impact ASU No. 2009-14 will have on our consolidated financial position, results of operations or cash flows when it becomes effective for our fiscal year beginning January 1, 2011.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(unaudited)

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issue Task Force (“ASU No. 2009-13”). The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. We are assessing the impact ASU No. 2009-13 will have on our consolidated financial position, results of operations or cash flows when it becomes effective for our fiscal year beginning January 1, 2011.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105 (“ASC 105”) with regard to GAAP. The Accounting Standards Codification (“ASC”) has become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. This only changes the referencing of financial accounting standards and does not change or alter existing GAAP. For financial statements issued for interim and annual periods ending after September 15, 2009, the ASC supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative. The adoption of ASC 105 did not have a material impact on our consolidated financial position, results of operations or cash flows.

On May 28, 2009, the FASB issued guidance now codified as FASB ASC Topic 855 related to subsequent events (“ASC 855”). ASC 855 introduces the concept of financial statements being available to be issued. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of this standard did not have a material impact on our consolidated financial statements. The Company has evaluated subsequent events through November 5, 2009, which is the date these financial statements were issued.

On April 9, 2009, the FASB issued three related Staff Positions: (i) FSP 157-4 now codified within FASB Topic 820 (“ASC 820”) which is related to fair value measurements and disclosures (ii) SFAS 115-2 and SFAS 124-2 now codified within FASB ASC Topic 320 (“ASC 320”) with regard to investments in debt or equity securities, and (iii) SFAS 107-1 and APB 28-1 now codified within FASB ASC Topic 825 (“ASC 825”) related to financial instruments, which are effective for interim and annual periods ending after June 15, 2009. ASC 820 provides guidance on how to determine the fair value of assets and liabilities under ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. ASC 320 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. ASC 825 enhances the disclosure of instruments under the scope of ASC 820 for both interim and annual periods. Our adoption of these staff positions did not have a material impact on our consolidated financial position, results of operations, or cash flows.

4. RESTRUCTURING AND DISCONTINUED OPERATIONS

In April 2009, we closed and vacated our Oakland, California office. We estimated the facility closing costs in accordance with ASC 420 with regard to exit or disposal cost obligations, and accrued $0.2 million of exit costs as the master lease associated with this facility does not terminate until July 2011. Previously, in February

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(unaudited)

2005, we completed the shutdown of our Financial Services division in San Marcos, California. At that time, we estimated our liability under the operating lease and accrued $1.8 million of exit costs as the lease did not terminate until May 2008. In addition, we also vacated and closed our San Rafael, California facility during the fourth quarter of 2004 as a result of the relocation of our headquarters to Reston, Virginia. We estimated our liability under the operating lease agreement and accrued $5.1 million of exit costs as the lease does not terminate until December 2009. The aggregate lease payments for the remainder of 2009 through 2011 for the Oakland and San Rafael facilities will be approximately $0.5 million.

The following table sets forth a summary of the exit cost charges and accrued exit costs for the San Marcos, California, the San Rafael, California and the Oakland, California facilities as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Exit Costs for the San Rafael Facility:
Accrued exit cost of facility closing, beginning of period	$888	$1,931
Principal reductions	(661)	(1,043)

Accrued exit cost of facility closing, end of period	$227	$888
Exit Cost for the Oakland Facility:
Accrued exit cost of facility closing, beginning of period	$—	$—
Exit cost of facility closing, April 2009	216	—
Principal reductions	(54)	—

Accrued exit cost of facility closing, end of period	$162	$—
Exit Cost for the San Marcos Facility:
Accrued exit cost of facility closing, beginning of period	$—	$135
Principal reductions	—	(135)

Accrued exit cost of facility closing, end of period	$—	$—

Total Exit Cost Charges and Accrued Exit Costs	$389	$888

Accrued Exit Costs Liability:
Short-term	346	888
Long-term	43	—

Total	$389	$888

5. SALE OF ASSETS

On April 30, 2008, we completed the sale of substantially all of the assets of our wholly owned subsidiaries, QuadraMed International Pty Limited in Australia and QuadraMed International Limited in the United Kingdom for initial cash proceeds of $0.1 million and future earn-out payments over a three-year period based on a schedule of targeted revenue between $100,000 AUD and $200,000 AUD per year. We recorded an estimated loss on sale of assets of $1.1 million in the second quarter of 2008. The loss on sale of assets was subsequently reduced by $0.3 million during December of 2008 in conjunction with the final accounting for the sale transaction resulting in an overall loss on sale of assets of $0.8 million. The products contained within these subsidiaries focused on stand-alone lab and radiology products installed in the United Kingdom, Australia and New Zealand. However, with the addition of the QuadraMed CPR (“QCPR”) product in 2007, which includes

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(unaudited)

integrated lab and radiology, and our focus on the Care-Based Revenue Cycle and core products, these foreign- based products were considered redundant to our portfolio. As a result, the 2009 information presented for the nine months ended September 30, 2009 is not comparable to the nine months ended September 30, 2008 information with regard to this event.

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

On March 25, 2009 and June 9, 2009, the Company announced changes in its executive management team. As a result, the Company incurred severance and accelerated stock compensation costs of $1.7 million for the nine month period ended September 30, 2009.

7. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted ASC 820, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments. The framework requires the valuation of investments using a three-tiered approach. The statement requires fair value measurement to be classified and disclosed in one of the following three categories:

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

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(unaudited)

The following table represents the assets on our financial statements as of September 30, 2009 subject to ASC 820, and indicates the fair value hierarchy of the valuation techniques we used to determine the fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Balance at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial paper, certificates of deposit and other money market instruments	$10,231	$10,231	$—	$—
U.S. government and federal agency debt securities	3,704	3,704	—	—

Total	$13,935	$13,935	$—	$—

		Fair Value Measurements at Reporting Date Using
Description	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial paper, certificates of deposit and other money market instruments	$5,974	$5,974	$—	$—
U.S. government and federal agency debt securities	3,763	3,763	—	—

Total	$9,737	$9,737	$—	$—

As of and for the nine month period ended September 30, 2009, we did not have any financial instruments with significant Level 3 inputs and we did not have any transfers in and out, or purchases and sales of level 3 financial instruments during 2009. As of September 30, 2008, we had $1.8 million of auction rate securities which were classified as Level 3 financial instruments and during the nine month period ended September 30, 2008, we transferred out $3.5 million of auction rate securities upon settlement.

8. OTHER INTANGIBLE ASSETS

Other intangible assets as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	As of September 30, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Disposals	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets
Customer relationships	$18,696	$(14,399)	$4,297	$18,749	$(53)	$(13,561)	$5,135
Trade names and other	3,843	(3,843)	—	3,985	(142)	(3,730)	113
Technology	16,153	(12,690)	3,463	20,153	(4,000)	(12,014)	4,139

Total amortizable intangible assets	$38,692	(30,932)	$7,760	$42,887	(4,195)	(29,305)	$9,387

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(unaudited)

Intangible assets are amortized over a period of two to ten years, which we believe to be the estimated useful lives of the individual assets.

Amortization of acquired technology, a component of other intangible assets, for both of the three month periods ended September 30, 2009 and 2008 was $0.2 million, and is included in cost of license revenue. Amortization expense for other than acquired technology for both of the three month periods ended September 30, 2009 and 2008 was $0.3 million, respectively. Amortization of acquired technology, a component of other intangible assets, for the nine months ended September 30, 2009 and 2008 was $0.7 million and $0.8 million, respectively, and is included in cost of license revenue. Amortization expense for other than acquired technology for the nine months ended September 30, 2009 and 2008 was $1.0 million and $1.1 million, respectively. No impairment charges were recorded during the three or nine month periods ended September 30, 2009 or 2008.

We estimate that we will have the following amortization expense for the future periods indicated below (in thousands):

For the remaining three months ending December 31, 2009	$475
For the years ended December 31,
2010	1,750
2011	1,510
2012	1,270
2013	1,030
Thereafter	1,725

$7,760

9. LINE OF CREDIT

We have a line-of-credit agreement with our principal bank under which we can borrow up to $2.0 million. This credit facility is secured by Certificates of Deposit with our principal bank and borrowings under the line-of-credit bear interest at varying rates based on an independent index defined as the rate charged by the lender plus 2%. The initial interest rate was established as 4% per annum. The line-of-credit has a maturity date of February 17, 2010. There have been no borrowings and as such there was no balance outstanding associated with this line-of-credit as of September 30, 2009.

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

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(unaudited)

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

As a result of the aforementioned discounted dividend feature, at the date of issuance of the Series A Preferred Stock, the Company recorded dividends payable of $15.2 million, which represented the present value of the three-year dividends. The present value adjustment of $1.3 million was being amortized over three years as interest expense using the effective interest rate method. The $1.3 million present value adjustment was fully amortized as of July 31, 2007.

The following table summarizes the carrying value of preferred stock (in thousands):

		As of September 30, 2009
Total issued		$100,000
Less: Issuance cost		(3,856)
Less: Unaccreted discount
Original present value of discount	(15,174)
2007 preferred stock accretion	2,854
2006 preferred stock accretion	5,059
2005 preferred stock accretion	4,796
2004 preferred stock accretion	2,465	—

Carrying value of preferred stock at September 30, 2009		$96,144

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(unaudited)

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

The following common stock equivalent shares from the indicated equity instruments were considered in the calculation of diluted earnings per share (in thousands):

	Three months ended September 30,
	2009	2008
Equity instruments:
Preferred stock	6,452	6,452
Stock options	24	31

Total common stock equivalent shares	6,476	6,483

	Nine months ended September 30,
	2009	2008
Equity instruments:
Preferred stock	6,452	6,452
Stock options	23	33

Total common stock equivalent shares	6,475	6,485

For the three month periods ended September 30, 2009 and 2008, preferred stock equivalent shares were excluded from the computation of diluted earnings per share as their effect would be antidilutive. For the nine months ended September 30, 2009, the options and preferred stock equivalent shares were excluded from the computation of diluted earnings per share as their effect would be antidilutive. For the nine months ended September 30, 2008, the preferred stock equivalent shares were excluded from the computation of diluted earnings per share as their effect would be antidilutive.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(unaudited)

The following table sets forth the computation of basic and diluted income per common share (in thousands):

	Three months ended September 30,
	2009	2008
Numerator:
Net income attributable to common shareholders	$135	$1,094
Denominator:
Weighted average number of common shares outstanding:
Basic	8,300	8,931
Diluted	8,324	8,962
Income per common share:
Basic	$0.02	$0.12
Diluted	$0.02	$0.12

	Nine months ended September 30,
	2009	2008
Numerator:
Net income attributable to common shareholders	$(373)	$440
Denominator:
Weighted average number of common shares outstanding:
Basic	8,296	8,930
Diluted	8,296	8,963
(Loss) income per common share:
Basic	$(0.05)	$0.05
Diluted	$(0.05)	$0.05

The components of QuadraMed’s comprehensive income (loss) include the unrealized loss on available-for-sale securities and foreign currency translation adjustment. The following table sets forth the computation of comprehensive gain (loss) (in thousands):

	Nine months ended September 30,
	2009	2008
Net (loss) income attributable to common shareholders	$(373)	$440
Unrealized loss	(144)	(4)
Foreign currency translation adjustment	832	(420)

Comprehensive income	$315	$16

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

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(unaudited)

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

As of September 30, 2009, we have 1,163,854 shares of treasury stock at a cost of $9.0 million.

14. STOCK-BASED COMPENSATION

We adopted ASC 718, the fair value method of accounting for share-based payments using the modified prospective transition method as prescribed for stock-based compensation. Under the modified prospective method, compensation cost recognized includes compensation costs for all share-based payments granted and vested based on the grant date fair value estimated in accordance with the provisions of ASC 718.

ASC 718 also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Stock-based compensation expense for the three month periods ended September 30, 2009 and 2008 was $0.3 million and $0.8 million, respectively. Stock-based compensation expense for the nine month periods ended September 30, 2009 and 2008 was $1.7 million and $2.4 million, respectively. Stock-based compensation expense is allocated to cost of services, sales and marketing, general and administrative or software development expense in the Condensed Consolidated Statement of Operations.

Stock Incentive Plans

We have issued stock options and restricted stock under the Company’s 1996 Stock Incentive Plan (the “1996 Plan”), the 1999 Supplemental Stock Option Plan (the “1999 Plan”), the 2004 Stock Compensation Plan

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(unaudited)

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

Non-Plan Stock Options

The Company’s non-plan stock options are inducement stock option grants made outside of the Company’s shareholder-approved stock option plans to induce new, key employees to accept an offer of employment from the Company. Each of the currently outstanding inducement stock option grant awards are made under Inducement Stock Option Agreements with the key employee and vest with respect to 25% of the option shares upon completion of one year of service measured from the date of grant with the remaining 75% of the option shares vest in a series of 36 equal successive installments upon the completion of each additional month of service thereafter, subject to acceleration in the event of a change in control and certain termination events. These stock options have a maximum term of ten years, subject to earlier cancellation upon the termination of the employee’s service with the Company in certain circumstances. Total non-plan stock options outstanding at September 30, 2009 were 485,000, an increase of 300,000 shares with an exercise price of $6.52 per share from June 30, 2009 to account for the inducement stock option grant on July 27, 2009 to Duncan W. James, the Company’s newly appointed Chief Executive Officer.

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

The exercise price per share for an incentive stock option could not have been less than the fair market value on the date of grant. The exercise price per share for a nonqualified stock option could not have been less than 85% of the fair market value on the date of grant. Option grants under the 1996 Plan generally expire 10 years from the date of grant and generally vest over a four-year period. Options granted under the 1996 Plan are exercisable subject to the vesting schedule. Our stockholders had authorized a total of 1,766,219 shares of common stock for grant under the 1996 Plan, of which 440,650 were outstanding at September 30, 2009. There were no shares available for grant at September 30, 2009.

1999 Supplemental Stock Option Plan

In 1999, the QuadraMed Board of Directors approved the 1999 Plan. The 1999 Plan permitted non-statutory option grants to be made to employees, independent consultants and advisors who were not QuadraMed officers,

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(unaudited)

directors or Section 16 insiders. The 1999 Plan was administered by the Board of Directors or its Compensation Committee and was scheduled to terminate in March 2009. The exercise price of all options granted under the 1999 Plan could not have been less than 100% of fair market value on the date of the grant. Options vested on a schedule determined by the Board of Directors or the Compensation Committee with a maximum option term of 10 years. QuadraMed stockholders had authorized a total of 684,849 shares of common stock for grant under the 1999 Plan, of which 158,923 were outstanding at September 30, 2009. There were no shares available for grant at September 30, 2009.

2004 Stock Compensation Plan

On April 1, 2004, QuadraMed’s Board of Directors approved the 2004 Plan. QuadraMed’s stockholders ratified the adoption of the 2004 Plan on May 6, 2004 at QuadraMed’s 2004 Annual Meeting of Stockholders. The 2004 Plan replaced the 1996 Plan and 1999 Plan with respect to the unissued shares of common stock that were remaining in the 1996 Plan and the 1999 Plan on the date the 2004 Plan was ratified. Awards previously granted under the 1996 Plan and 1999 Plan remain subject to the terms of those plans. The QuadraMed stockholders initially authorized 307,274 shares of common stock for grant under the 2004 Plan and increased the number of shares available to the 2004 Plan by 600,000 shares at the 2007 Annual Meeting of Stockholders on June 7, 2007. As a result, the QuadraMed stockholders authorized a total of 907,274 shares of common stock, for grant under the 2004 Plan, of which 708,400 were outstanding at September 30, 2009. There were no shares available for grant under this plan at September 30, 2009.

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

2009 Stock Compensation Plan

On April 29, 2009, QuadraMed’s Board of Directors approved the 2009 Stock Compensation Plan (the “2009 Plan”), with an effective date of June 1, 2009. The Company obtained stockholder approval of the 2009 Plan at its 2009 Annual Meeting of Stockholders. The 2009 Plan supersedes the 2004 Plan for new grants of equity-based compensation, and the shares of common stock remaining available for issuance under the 2004 Plan at June 1, 2009 have been rolled into the new 2009 Stock Compensation Plan. Awards previously granted under the 1996 Plan, 1999 Plan and 2004 Plan remain subject to the terms of those plans. The QuadraMed stockholders authorized a total of 650,000 shares of common stock, including the rollover shares from the 2004 Plan, for grant under the 2009 Plan, of which 9,600 were outstanding at September 30, 2009. There were 640,400 shares available for grant under this plan at September 30, 2009.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(unaudited)

Employee Stock Purchase Plans

Our 2008 Employee Stock Purchase Plan (the “2008 Purchase Plan”) was adopted by the Board of Directors on August 6, 2008 with an effective date of September 1, 2008. The 2008 Purchase Plan superseded the 2002 Employee Stock Purchase Plan (the “2002 Purchase Plan”), which was terminated by the Board of Directors effective July 31, 2008. On June 4, 2009, the Company’s Stockholders approved the 2008 Purchase Plan at its 2009 Annual Meeting of Stockholders. A total of 150,000 shares of common stock are reserved for issuance under the 2008 Purchase Plan, pursuant to which eligible employees are able to contribute up to 10% of their compensation for the purchase of QuadraMed common stock at a purchase price of 85% of the lower of the fair market value of the shares on the participant’s entry date into a six-month purchase period or the fair market value on the purchase date.

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

Stock-based compensation expense relating to shares purchased on behalf of plan participants for the nine months ended September 30, 2009 and 2008 under the 2008 Employee Stock Purchase Plan totaled $15,090 and $33,840, respectively.

Stock Options:

Stock options generally vest ratably over four years from the date of grant and terminate ten years from the date of grant. The exercise price of the options granted equaled or exceeded the market value of the common stock at the date of the grant. A summary of the stock option activity under all plans is as follows (in thousands except per share data):

	Number of Shares	Weighted Average Exercised Price
Options outstanding, January 1, 2009	1,563	$14.26
Granted	319	$6.54
Cancelled	(79)	$24.45

Options outstanding, September 30, 2009	1,803	$12.50

Options exercisable, September 30, 2009	1,320	$13.61

Stock-based compensation expense for the three month periods ended September 30, 2009 and 2008 was $0.3 million and $0.8 million, respectively. Stock-based compensation expense for the nine month periods ended September 30, 2009 and 2008 was $1.7 million and $2.4 million, respectively.

The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at September 30, 2009 were 5.06 years and $0.1 million, respectively. The weighted average remaining contractual

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(unaudited)

term and the aggregate intrinsic value for options outstanding at September 30, 2008 were 6.11 years and $0.2 million, respectively. As of September 30, 2009, unrecognized compensation expense related to stock options totaled approximately $1.6 million, which will be recognized over a weighted average period of 1.55 years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes Merton option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2009	2008
Expected dividend yield	—	—
Expected stock price volatility	48.77%	48.77%
Risk-free interest rate	2.63%	2.97%
Expected life of options	5.51 years	5.39 years

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

Based on the above assumptions, the weighted average estimated fair value of options granted during the three months ended September 30, 2009 and 2008 was $1.1 million and $0.4 million, respectively. For the nine months ended September 30, 2009 and 2008, the weighted average estimated fair value of options granted was $1.1 million and $0.7 million, respectively. The weighted average estimated fair value on a per share basis of the options granted during the three months ended September 30, 2009 and 2008 was $3.57 and $3.62, respectively. For the nine months ended September 30, 2009 and 2008, the weighted average estimated fair value on a per share basis of the options granted was $3.57 and $4.27, respectively.

Restricted Share Awards:

The Company has issued, from time to time, common stock as restricted share awards, with a zero exercise price, as provided for under the QuadraMed stock compensation plans and other contractual commitments. The grants are generally made to certain senior executives. The majority of the restrictions lapsed over three to four years. We recorded the fair value of the restricted shares on the date they are granted as deferred compensation within the Stockholders’ Equity section of the consolidated balance sheets. Deferred compensation has been combined with additional paid-in capital as a result of the adoption of ASC 718 for stock-based compensation. In accordance with Company policy, the Company can offer to repurchase shares of restricted stock granted to the Company’s employees on the date such shares vest; however, such repurchase shall be limited to an amount sufficient to permit the applicable employee to pay taxes on such shares. The fair value of the restricted share award has been amortized as compensation expense over the period in which the restrictions lapse. During the nine months ended September 30, 2009 and 2008, there was no common stock issued as a result of restricted stock grants.

Stock-based compensation expense related to restricted share grants for the three month periods ended September 30, 2009 and 2008 was zero and $0.1 million, respectively, and compensation expense was zero and $0.3 million for the nine month periods ended September 30, 2009 and 2008, respectively.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(unaudited)

As of September 30, 2008, there were 110,000 restricted shares subject to forfeiture at a weighted average grant date fair value of $8.85 per share. As of September 30, 2009 there were no restricted shares subject to forfeiture.

15. EMPLOYEE BENEFIT PLANS

Our company maintains a 401(k) Savings Plan (the “Plan”). All eligible QuadraMed employees may participate in the Plan and elect to contribute up to 80% of pre-tax compensation to the Plan. Employee contributions are 100% vested at all times. At our discretion, we may match employee contributions to the Plan. Presently, we match up to 100% of the first 4% of employee contributions. The vesting of such contributions is based on the employee’s years of service, becoming 100% vested after 4 years. For the three months ended September 30, 2009 and 2008, there were discretionary company contributions of approximately $0.4 million and $0.4 million, respectively. For the nine months ended September 30, 2009 and 2008, there were discretionary company contributions of approximately $1.3 million and $1.4 million, respectively.

16. MAJOR CUSTOMERS

For the three and nine months ended September 30, 2009, sales to the federal government, primarily to the Department of Veterans Affairs facilities, accounted for approximately 20% of our total revenues during both periods. The County of Los Angeles accounted for approximately 10% of our total revenues for both three and nine month periods ended September 30, 2009. For the three and nine months ended September 30, 2008, sales to the federal government, primarily to the Department of Veterans Affairs facilities, accounted for approximately 14% and 17%, respectively, of our total revenues, and sales to the County of Los Angeles accounted for approximately 11% of our total revenues during both periods.

The Company evaluates the significance of its contracts with its major customers on a periodic basis, and has performed this analysis as of September 30, 2009, determining that the Department of Veterans Affairs and The County of Los Angeles are its major customers. The County of Los Angeles has been a customer of the Company since 1989 pursuant to two prime agreements, which were entered into in the ordinary course of business under standard terms and have been amended and renewed numerous times since their original execution. Generally, The County of Los Angeles purchases the Company’s proprietary software (from the majority of the Company’s product lines, including Access Management, Care Management, Health Information Management and Financial Management), software of third-party providers and third-party hardware under these agreements. All software is licensed for a perpetual term. Also purchasable under these agreements are services including maintenance, software installation, training and consulting services related to the Company’s licensed software, fees for providing management services, specialized staffing and analytical services.

On October 21, 2009, the Department of Veterans Affairs awarded the Company a Task Order contract (the “Task Order”) under the existing Blanket Purchase Agreement (“BPA”) between the Company and the Department of Veterans Affairs. The Task Order has a stated value of approximately $24.1 million and includes (i) a renewal of the Department of Veterans Affairs term license for the Company’s Encoder Product Suite and (ii) related training services for all Department of Veterans Affairs Medical Centers nationwide for the federal government’s fiscal year 2010, which extends from October 1, 2009 to September 30, 2010. We have billed $20.5 million in annual license fees for this license period. Upon collection of amounts due from the Department of Veterans Affairs, we expect to pay approximately $9.0 million, or 44%, in royalties to our subcontractors for this contract. On October 29, 2009, the Department of Veterans Affairs paid the Company $20.5 million against the Task Order representing payment in full of the annual license fee.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(unaudited)

We believe that a renewal of the BPA in 2010 will be subject to a competitive bidding process in which we expect to participate; we currently expect the Department of Veterans Affairs to issue its formal request for proposals in the fourth quarter of 2009 or first quarter of 2010. We cannot provide any assurance that the Company will be awarded a new BPA or that a new BPA will be awarded under similar terms and conditions.

17. CRITICAL SUPPLIERS

The Company evaluates its reliance on third-party licenses on a periodic basis. As of June 30, 2009, the Company evaluated its reliance on third-party licenses and as a result of that evaluation, the Company determined that it was materially reliant upon its licenses with InterSystems Corporation and Document Storage Systems, Inc. (“DSS”), as no other vendors provide equivalent technology or services for the Company’s needs. InterSystems provides the Company with the Cache Database, Ensemble interface engine and related system tools, which are integral to certain of the Company products, particularly Affinity and QCPR. DSS is a subcontractor to the Company pursuant to the BPA with the Department of Veterans Affairs and provides Vista integration software and integration of Encoder Product Suite components from the Company, Unicor Medical (“Unicor”), and Megas Corporation (“Megas”). The Company has determined that this evaluation remains unchanged as of September 30, 2009.

18. INCOME TAXES

Our income tax provision for interim periods is determined using an estimated annual effective tax rate adjusted for discrete items, if any, which are taken into account in the quarterly period in which they occur. We review and update our estimated annual effective tax rate each quarter. Our income tax expense totaled approximately $0.7 million and $1.6 million for the three months ended September 30, 2009 and 2008, respectively, and $1.7 million and $3.0 million for the nine months ended September 30, 2009 and 2008, respectively. These amounts represented effective income tax rates from continuing operations of approximately 31% and 40% for the three months ended September 30, 2009 and 2008, respectively, and 31% and 40% for the nine months ended September 30, 2009 and 2008, respectively.

On January 1,2007, we implemented the provision of ASC 740 related to accounting for uncertainty in income taxes. There has been no material change to the amount of unrecognized tax benefits reported as of September 30, 2009. We are maintaining our historical method of accruing interest (net of related tax benefits) and penalties associated with unrecognized income tax benefits as a component of its income tax expense.

As of September 30, 2009, open tax years in major jurisdictions date back to 1994 due to the taxing authorities’ ability to adjust operating loss and tax credit carryforwards. No changes in settled tax years have occurred through September 30, 2009. The Company does not anticipate a material change to its total amount of unrecognized tax benefits within the next 12 months.

19. LITIGATION AND OTHER MATTERS

We are subject to litigation in the normal course of business, but management does not believe that the resolution of any pending proceedings would have a material adverse effect on our company’s condensed consolidated financial position or results of operations.

QUADRAMED CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(unaudited)

20. SUBSEQUENT EVENT

On October 21, 2009, the Department of Veterans Affairs awarded the Company a Task Order contract under the existing BPA between the Company and the Department of Veterans Affairs. The Task Order has a stated value of approximately $24.1 million and includes (i) a renewal of the Department of Veterans Affairs term license for the Company’s Encoder Product Suite and (ii) related training services for all Department of Veterans Affairs Medical Centers nationwide for the federal government’s fiscal year 2010, which extends from October 1, 2009 to September 30, 2010. On October 29, 2009, the Department of Veterans Affairs paid the Company $20.5 million against the Task Order representing payment in full of the annual license fee.

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

A significant difference in operating cash flows between periods relates to the timing of payments received and payments disbursed for our contract with the Department of Veterans Affairs. The license period for our Department of Veterans Affairs Task Order begins on October 1 of each year and ends on September 30 of the following year, thus spanning the fourth quarter of our calendar year through the third quarter of our following calendar year. Our annual license fee from the Department of Veterans Affairs was $18.3 million for the period October 1, 2007 to September 30, 2008 (“FY 2008”) and $19.9 million for the period October 1, 2008 to September 30, 2009 (“FY 2009”). These fees were billed in advance and paid in lump sum by the Department of Veterans Affairs with the FY 2008 payment received in our first quarter of 2008 and the FY 2009 payment received in our fourth quarter of 2008. Upon receipt of these payments, we in turn remitted approximately 44% of the amount received to our subcontractors (recorded as royalty expense) in accordance with the terms of our agreements with them. Thus, during our fiscal year ended December 31, 2008, we received payments totaling $38.2 million and disbursed approximately $16.7 million; in addition, we incurred approximately $1.6 million of direct internal costs related to each fiscal year of our contract with the Department of Veterans Affairs. As a result, in respect of our contract with the Department of Veterans Affairs, we had total net cash provided during 2008 of approximately $19.8 million covering the FY 2008 and FY 2009 licensing periods.

Because of the aforementioned prepayment made in the fourth quarter of 2008, even though we recognized license revenue and subcontractor royalty expense during the nine months ended September 30, 2009, we did not have cash receipts from the Department of Veterans Affairs license for the period. We were awarded a one year renewal of the Department of Veterans Affairs Task Order on October 21, 2009 covering the 2009 period from October 1, 2009 to September 30, 2010.

On October 21, 2009, the Department of Veterans Affairs awarded the Company a Task Order contract under the existing BPA between the Company and the Department of Veterans Affairs. The Task Order has a stated value of approximately $24.1 million and includes (i) a renewal of the Department of Veterans Affairs term license for the Company’s Encoder Product Suite and (ii) related training services for all Department of Veterans Affairs Medical Centers nationwide for the federal government’s fiscal year 2010, which extends from October 1, 2009 to September 30, 2010. We have billed $20.5 million in annual license fees for this license period. Upon collection of amounts due from the Department of Veterans Affairs, we expect to pay approximately $8.8 million, or 43%, in royalties to our subcontractors for this contract. On October 29, 2009, the Department of Veterans Affairs paid the Company $20.5 million against the Task Order representing payment in full of the annual license fee.

Net income for the nine months ended September 30, 2009 was $3.8 million compared to $4.6 million for the same period in 2008. This decrease between periods primarily resulted from a decrease of $2.2 million in income from operations between periods associated primarily with a decrease in revenues, offset by a $1.3 million change in our income tax expense. Our income from operations between periods was impacted by the items described above and a $5.2 million decrease in revenue between periods. Our 2008 period included $1.4 million of revenue associated with our completion of an analysis of certain older contracts and service agreements for which amounts were previously recorded as deferred revenue. As a result of this analysis, it was determined that services had been completed and that no further service obligations were outstanding. Accordingly, the amounts previously deferred were recognized as revenue. Our 2008 period also included $1.1 million of revenue associated with a correction of an error in prior periods. Net loss attributable to common shareholders for the nine months ended September 30, 2009 was $0.4 million, or ($0.05) per basic and diluted share, compared to income of $0.4 million, or $0.05 per basic and diluted share in the 2008 period. Net (loss) income attributable to common shareholders includes a preferred stock dividend payment of $4.1 million in each of the respective periods.

As of September 30, 2009, we had $19.0 million in unrestricted cash and investments, compared to $27.9 million as of December 31, 2008. The $8.9 million decrease in cash and investment was primarily a result of the timing of cash collections from customers, in particular the Department of Veterans Affairs, and the payment of operating expenses. Our Days Sales Outstanding (“DSO”) was 69 at September 30, 2009 compared to DSO of 49 at September 30, 2008 and 51 at December 31, 2008. The increase in our DSO is related primarily to the timing of milestone billings.

Results of Operations (unaudited)

The following table sets forth selected data for the three month periods ended September 30, 2009 and 2008. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Three months ended September 30,
	2009		2008
Revenue
Services	$5,803	16%	$5,930	16%
Maintenance	16,849	47%	18,205	47%
Installation and other	3,064	9%	3,153	8%

Services and other revenue	25,716	72%	27,288	71%
Term Licenses	8,500	24%	8,099	21%
Perpetual Licenses	1,446	4%	3,127	8%

License revenue	9,946	28%	11,226	29%
Hardware revenue	140	0%	75	0%

Total revenue	35,802	100%	38,589	100%

Cost of revenue
Cost of services and other revenue	10,502	41%	11,487	42%
Royalties and other	3,592	36%	3,671	33%
Amortization of acquired technology and capitalized software	219	2%	245	2%

Cost of license revenue	3,811	38%	3,916	35%
Cost of hardware revenue	217	155%	64	85%

Total cost of revenue	14,530	41%	15,467	40%

Gross margin	21,272	59%	23,122	60%

Operating expenses
General and administration	4,876	14%	5,027	13%
Software development	9,316	26%	8,328	22%
Sales and marketing	4,247	12%	4,968	13%
Loss on sale of assets	—	0%	46	0%
Amortization of intangible assets and depreciation	856	2%	761	2%

Total operating expenses	19,295	54%	19,130	50%

Income from operations	$1,977		$3,992

The following table sets forth selected data for the nine month periods ended September 30, 2009 and 2008. Percentages are expressed as a percentage of total revenues, except for cost of revenue, which is expressed as a percentage of the related revenue classification.

	Nine months ended September 30,
	2009		2008
Revenue
Services	$16,441	16%	$17,102	15%
Maintenance	49,349	46%	51,734	46%
Installation and other	9,133	9%	9,614	9%

Services and other revenue	74,923	71%	78,450	70%
Term Licenses	25,925	24%	23,651	21%
Perpetual Licenses	5,454	5%	9,260	8%

License revenue	31,379	29%	32,911	29%
Hardware revenue	387	0%	505	1%

Total revenue	106,689	100%	111,866	100%

Cost of revenue
Cost of services and other revenue	31,615	42%	34,324	44%

Royalties and other	10,944	35%	11,365	35%
Amortization of acquired technology and capitalized software	676	2%	756	2%

Cost of licenses revenue	11,620	37%	12,121	37%
Cost of hardware revenue	361	93%	328	65%

Total cost of revenue	43,596	41%	46,773	42%

Gross margin	63,093	59%	65,093	58%

Operating expenses
General and administration	16,619	16%	14,907	13%
Software development	25,937	24%	25,362	23%
Sales and marketing	13,117	12%	14,105	13%
Loss on sale of assets	—	0%	1,161	1%
Amortization of intangible assets and depreciation	2,387	2%	2,400	2%

Total operating expenses	58,060	54%	57,935	52%

Income from operations	$5,033		$7,158

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

Total revenue. Total revenue for the three months ended September 30, 2009 was $35.8 million, a decrease of $2.8 million or 7%, compared to $38.6 million for the three months ended September 30, 2008. Total revenue for the nine months ended September 30, 2009 was $106.7 million, a decrease of $5.2 million, or 5%, from $111.9 million for the nine months ended September 30, 2008. The decrease between the three months ended September 30, 2009 and the three months ended September 30, 2008 was primarily due to fewer implementations and services completed in the 2009 period compared to 2008 for the Care and Patient Revenue Management, Smart Identity Management and Health Information Suite products as well as decreased maintenance revenue for QCPR and Care and Patient Revenue Management products. The decrease between the nine months ended

September 30, 2009 and September 30, 2008 was also related to fewer implementations and services completed between periods and decreased maintenance revenue. The three and nine month periods ended September 30, 2008 included approximately $0.4 million and $1.4 million of non-recurring revenue related to the closeout of older contracts previously included in deferred revenue. After a thorough analysis of these contracts, we determined that all services had been completed, that no further obligations were outstanding, and that all cash had been collected; consequently, we recognized license revenue of approximately $1.1 million and services revenue of approximately $0.3 million from these contracts during the nine months ended September 30, 2008. In addition, in the third quarter of 2008, approximately $1.1 million of maintenance revenue was included related to the correction of an error in revenue recognized in prior periods. The error was determined to be immaterial. If these amounts were removed from the 2008 periods, the declines in revenue from 2008 to 2009 would have been only $1.3 million for the three month period and $2.7 million for the nine month period.

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

Services revenue for the three months ended September 30, 2009 was $5.8 million compared to $5.9 million for the three months ended September 30, 2008. The net decrease of $0.1 million was principally due to fewer services completed for our Smart Identity Management products, which was partially offset by increased services for our QCPR products. Services revenue was 16% of our total revenue for both of the three month periods ended September 30, 2009 and 2008.

Services revenue for the nine month period ended September 30, 2009 of $16.4 million decreased from $17.1 million for the same period in 2008. Services revenue was 16% and 15% of our total revenue for the nine months ended September 30, 2009 and 2008, respectively. The overall decrease in services revenue between periods was primarily due to fewer services completed for our Smart Identity Management and our Care and Patient Revenue Management products, partially offset by increased services related to our QCPR products.

Maintenance revenue for the three months ended September 30, 2009 was $16.8 million compared to $18.2 million for the three months ended September 30, 2008. Maintenance revenue as a percentage of total revenue was 47% for both periods. The decrease in the three month periods was related to our QCPR product and our Care and Patient Revenue Management products. This decrease is partially attributed to the $1.1 million of one-time maintenance revenue recognized in the three months ended September 30, 2008, as described above.

Maintenance revenue for the nine months ended September 30, 2009 was $49.3 million compared to $51.7 million for the nine months ended September 30, 2008. Maintenance revenue was 46% of total revenue during both periods. The decrease in the nine month periods was due to lower QCPR maintenance revenue in the 2009 period compared to the 2008 period. Our 2008 maintenance revenue included higher amounts associated with deferred maintenance revenue acquired with our acquisition of the QCPR business from Misys that was generally recognized during the 2008 period. The sale of our Lab and Radiology products in April 2008 as well as the $1.1 million of one-time maintenance revenue recognized as described above also attributed to the decrease in the nine months ended September 30, 2009 compared to the corresponding period in 2008.

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

Installation and other services revenue decreased by $0.1 million to $3.1 million for the three months ended September 30, 2009 from $3.2 million during the three months ended September 30, 2008. The decrease resulted primarily from the timing of the completion of installations between periods. Installation and other services revenue was approximately 9% and 8% of our total revenues for the three months ended September 30, 2009 and 2008, respectively.

Installation and other services revenue for the nine months ended September 30, 2009 was $9.1 million compared to $9.6 million for the nine months ended September 30, 2008. The $0.5 million decrease between periods resulted primarily from the timing of the completion of installations for our Government and Smart Identity Management and Health Information Management Suite products between periods, offset by increases associated with our QCPR products. Installation and other services revenue was 9% of our total revenues for both periods.

Licenses. License revenue consists of fees and licenses for our owned, proprietary software, as well as third-party owned software that we bundle into our suite of products. Overall, license revenue decreased $1.3 million, or 12%, to $9.9 million for the three months ended September 30, 2009 from $11.2 million for the three months ended September 30, 2008. License revenue was approximately 28% and 29% of our total revenue for the respective 2009 and 2008 periods. Licenses revenue was $31.3 million for the nine months ended September 30, 2009 compared to $32.9 million for the nine months ended September 30, 2008. License revenue was approximately 29% of our total revenue during both periods. The decreases in both the three and nine month periods were primarily related to completion of significant projects in 2008 for our Scheduling and Health Information Management Suite perpetual license products. A decrease in the license revenue related to the Care and Patient Revenue Management products was offset by an increase in the QCPR products. The aforementioned one-time license revenue recorded in 2008 related to the closeout of older contracts previously included in deferred revenue also attributed to approximately $1.1 million of the decrease in the nine months ended September 30, 2009 compared to the corresponding period in 2008.

Term license revenue increased 5%, or $0.4 million, to $8.5 million in the three months ended September 30, 2009 from $8.1 million in the same quarter last year. For the nine months ended September 30, 2009, term license revenue increased 9%, or $2.2 million, to $25.9 million from $23.7 million in the same period last year. The increase for the three month period was mainly attributable to project completions of Health Information Suite products sold as limited term licenses, whereas the increase for the nine month period was mainly due to increased term licenses revenue from the Government products.

Perpetual license revenue decreased 55%, or $1.7 million, to $1.4 million in the third quarter of 2009 from $3.1 million in the same quarter last year. Perpetual license revenue for the nine months ended September 30, 2009 was $5.5 million compared to $9.3 million for the nine months ended September 30, 2008, representing a decrease of approximately 41%, or $3.8 million. The decrease in the three months ended September 30, 2009 compared to the corresponding period in 2008 was primarily due to the completions of significant projects in the third quarter of 2008 for the Health Information Suite perpetual licenses and Scheduling products. Approximately $1.1 million of the decrease in the nine month period was attributed to the aforementioned one-time license revenue recognized in the 2008 periods related to the closeout of older contracts that were previously included in deferred revenue. The decrease in the nine month periods was also mainly related to the decreased completions of Scheduling and Health Information Suite perpetual license products in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Hardware. Hardware revenue consists of the sale of third-party hardware purchased specifically for use by our customers. Hardware revenue was $0.1 million for each of the three month periods and was less than 1% of total revenue during both three month periods.

Hardware revenue for the nine months ended September 30, 2009 of $0.4 million decreased compared to $0.5 million for the same period last year. Hardware revenue was 1% or less of total revenue during both nine month periods. Our hardware revenue may fluctuate from period to period based on the completion of hardware installations for our customers; however, we do not expect hardware installations to be a significant part of our ongoing revenue.

The following table is a summary roll-forward schedule of deferred revenue (in thousands):

	For the Three Months Ended September 30,
	2009	2008
Deferred revenue, beginning balance	$45,955	$50,920
Add: revenue deferred	32,262	28,376
Less: deferred revenue recognized	(35,213)	(34,563)

Deferred revenue, ending balance	$43,004	$44,733

	For the Nine Months Ended September 30,
	2009	2008
Deferred revenue, beginning balance	$53,190	$36,111
Add: revenue deferred	92,982	112,945
Less: deferred revenue recognized	(103,168)	(104,323)

Deferred revenue, ending balance	$43,004	$44,733

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

The deferred revenue balance decreased approximately $10.2 million to $43.0 million at September 30, 2009 compared to $53.2 million at December 31, 2008. The September 30, 2009 balance was comprised of $12.8 million in deferred license revenue, $19.4 million in deferred maintenance revenue and $10.8 million in deferred services and other revenue. The balance as of December 31, 2008 was comprised of $28.2 million in deferred license revenue, $18.0 million in deferred maintenance revenue, and $7.0 million in deferred services and other revenue. Deferred license revenue decreased by approximately $15.4 million mainly due to license revenue recognized during the nine months ended September 30, 2009, of which $15.4 million is related to our Department of Veterans Affairs contract. The deferred revenue balance as of September 30, 2009 includes $0.3 million related to the Department of Veterans Affairs contract compared to $15.9 million as of December 31, 2008. This decrease is partially offset by a $3.8 million increase in deferred services and other. Deferred services and other revenue increased slightly during the period due to the timing of billings and services performed under contractual arrangements with our customers.

The deferred revenue balance decreased approximately $1.7 million to $43.0 million at September 30, 2009 compared to $44.7 million at September 30, 2008. The September 30, 2008 balance was comprised of $15.5 million in deferred license revenue, $22.7 million in deferred maintenance revenue and $6.5 million in deferred services and other revenue. Our deferred revenue balance has decreased primarily due to the changes from annual to quarterly or monthly billings for certain maintenance contracts.

For the nine months ended September 30, 2009 and 2008, the beginning deferred balance increased $17.1 million to $53.2 million as of December 31, 2008 compared to $36.1 million as of December 31, 2007 primarily due to deferred license revenue related to our Department of Veterans Affairs contract where advance billing was permitted in the fourth quarter of 2008 whereas the deferred revenue balance as of December 31, 2007 did not include such balance. The license fee for the Department Affairs contract year 2006-2007 was billed in the first quarter 2008 and therefore was not included in the $36.1 million balance as of December 31, 2007 and was included in the $112.9 million deferred revenue added in the nine months ended September 30, 2008.

During the three months ended September 30, 2008, the Company sold approximately $0.6 million of deferred revenue associated with the disposition of its Lab and Radiology assets.

In October 2009, our deferred revenue will increase by $20.5 million associated with our billing of the annual license fees under the recently executed Department of Veterans Affairs Task Order for the federal government’s fiscal year ended September 30, 2010.

Cost of Revenue

Cost of services and other revenue. Cost of services and other revenue consists of salaries and related expenses associated with services performed for customer support, installation, maintenance and consulting services as well as payments to third-party vendors. Cost of services and other revenue for the three month period ended September 30, 2009 was $10.5 million compared to $11.5 million in the corresponding period in 2008, which represent 41% and 42% as a percentage of services and other revenue for the respective periods. The $1.0 million decrease was primarily attributable to lower third-party support costs directly associated with lower maintenance revenue in 2009, decreased personnel related costs and a reduction in contract and temporary services.

Cost of services and other revenue for the nine month period ended September 30, 2009 was $31.6 million compared to $34.3 million in the corresponding period in 2008, which represent 42% and 44% as a percentage of services and other revenue for the respective periods. The $2.7 million decrease was primarily attributable to decreased personnel costs and severance, lower third-party costs directly associated with lower maintenance and services revenue in 2009 and a reduction in contract and temporary, professional services, and travel costs.

Cost of licenses. Cost of licenses consists primarily of third-party software costs, royalties and amortization of capitalized software and acquired technology. A significant percentage of our total cost of revenue is attributable to royalties and licenses relating to third-party software embedded within our own applications. Generally, royalties fluctuate based on revenue, the number of customers or the number of licensed users, and therefore may fluctuate on a quarter-to-quarter basis. Cost of licenses for the three month period ended September 30, 2009 was $3.8 million, compared to $3.9 million for the three month period ended September 30, 2008. As a percentage of license revenue, cost of licenses was 38% and 35% for the respective three month periods. The $0.1 million decrease between quarters is due primarily to lower royalty costs resulting from renegotiated contracts with certain vendors.

Cost of licenses for the nine month period ended September 30, 2009 was $11.6 million, compared to $12.1 million for the nine month period ended September 30, 2008. As a percentage of license revenue, cost of licenses was constant at 37% for both of the nine month periods. The $0.5 million decrease between quarters is due primarily to a lower royalty costs resulting from renegotiated contracts with certain vendors.

Cost of hardware. Cost of hardware consists of third-party hardware and installation costs from the sale of hardware to our customers in connection with the implementation of our software. Cost of hardware fluctuates from period to period based on our hardware revenue. Cost of hardware for the three month periods ended September 30, 2009 and 2008 was $0.2 million and $0.1 million, respectively. Cost of hardware for the nine month period ended September 30, 2009 was $0.4 million compared to $0.3 million for the nine month period ended September 30, 2008.

Gross Margin

Our gross margin was 59% for the three month period ended September 30, 2009 compared to 60% for the three month period ended September 30, 2008. This decline was primarily attributable to a decrease in our license margin. The decrease in license margin is a result of the mix of products sold during the 2009 period and their associated royalty costs.

Our gross margin was 59% for the nine month period ended September 30, 2009 compared to 58% for the same period in 2008. This 1% increase in gross margin is primarily driven by an increase in our services margin. The services margin increased based on the recognition of approximately $0.5 million services revenue related to our government products with no associated costs during the three months ended September 30, 2009.

Operating Expenses

General and administration. General and administration expense was $4.9 million for the three months ended September 30, 2009, compared to $5.0 million for the three months ended September 30, 2008. As a percentage of total revenue, general and administration expense was 14% and 13% for the three month periods ended September 30, 2009 and 2008, respectively. The $0.1 million decrease was primarily attributable to lower salary and wage related expenses of $0.4 million, offset by $0.2 million higher bad debt expense due to economic conditions affecting our hospital customer base, and $0.1 million higher contract and temporary costs.

General and administration expense was $16.6 million for the nine months ended September 30, 2009, compared to $14.9 million for the nine months ended September 30, 2008. As a percentage of total revenue, general and administration expense was 16% and 13% for the nine month periods ended September 30, 2009 and 2008, respectively. The $1.7 million increase was primarily attributable to $0.9 million in severance-related costs, $0.5 million of non-cash stock compensation costs associated with changes in our executive team and $0.5 million higher bad debt expense due to economic conditions affecting our hospital customer base, offset by lower professional fees.

Software development. Software development expense during the three months ended September 30, 2009 was $9.3 million compared to $8.3 million during the three months ended September 30, 2008. As a percentage of total revenue, software development expense was 26% and 22% for the three month periods ended September 30, 2009 and 2008, respectively. The net increase of $1.0 million was attributable primarily to contract and temporary services due to our partnering arrangement with TCS and our increased product development efforts in the 2009 periods associated with new products to address ICD-10 requirements, computer assisted coding, and other initiatives, including certification of our QCPR clinical product in connection with the Federal health care stimulus programs. These costs are offset by lower employee related employment and travel costs.

Software development expense during the nine months ended September 30, 2009 was $25.9 million compared to $25.4 million during the nine months ended September 30, 2008. As a percentage of total revenue, software development expense was 24% for the nine month periods ended September 30, 2009 compared to 23% for the same period during 2008. The net increase of $0.5 million was attributable primarily to our partnering arrangement ramp-up with TCS as discussed above offset by the $0.4 million one-time severance expense in 2008 related to the full time development employees whose activities were displaced by TCS. During 2009, we increased product development efforts associated with new products to address ICD-10 requirements, computer assisted coding, and other initiatives, including certification of our QCPR clinical product in connection with the Federal health care stimulus programs. These costs were offset by lower travel and entertainment expenses and lower expense allocations based on headcount.

Sales and marketing. Sales and marketing expense decreased $0.8 million for the three months ended September 30, 2009 to $4.2 million, from $5.0 million for the three months ended September 30, 2008. As a percentage of total revenue, sales and marketing expenses were 12% and 13% for the three month periods ended September 30, 2009 and 2008, respectively. The net decrease was primarily attributable to lower salary and wage related expenses, commissions, advertising and marketing expenses, and professional fees.

Sales and marketing expense decreased $1.0 million for the nine months ended September 30, 2009 to $13.1 million, from $14.1 million for the nine months ended September 30, 2008. As a percentage of total revenue, sales and marketing expenses were 12% and 13% for the nine month periods ended September 30, 2009 and 2008, respectively. The net decrease was primarily attributable to lower advertising and marketing expenses and commissions, offset by higher salary and wage related expenses including severance costs related to a change in our executive team and higher professional fees.

Amortization of intangible assets and depreciation. Amortization of intangible assets and depreciation expense was $0.9 million and $0.8 million for the three month periods ended September 30, 2009 and 2008, respectively.

Amortization of intangible assets and depreciation expense remained consistent at $2.4 million for both of the nine month periods ended September 30, 2009 and 2008.

Other Income (Expense)

Other income (expense), net. Net other income increased $0.1 million during the three months ended September 30, 2009, compared to the corresponding quarter of 2008 as a result of interest income earned on our investments.

Net other income increased slightly during the nine months ended September 30, 2009, compared to the corresponding period of 2008 primarily due to the earn-out payment received in connection with the April 2008 sale of our lab and radiology products from our Australian and U.K. subsidiaries, offset by lower interest income earned on our cash balances and investment portfolios compared to the prior year.

Provision for Income Taxes

Our provision for income taxes was $0.7 million during the three months ended September 30, 2009 compared to $1.6 million for the three months ended September 30, 2008. This decrease in income tax expense is primarily the result of our lower pre-tax income for the three months ending September 30, 2009 as compared to the same period of 2008. Our income tax provision decreased to $1.7 million for the nine months ended September 30, 2009 compared to $3.0 million for the same period in 2008, again due primarily to our lower pre-tax income. Our effective tax rate also declined to 31% for both the three and nine month periods ending September 30, 2009 compared to 40% for both the three and nine month periods ending September 30, 2008. The decrease in our effective tax rate is due primarily to the federal research tax credit available to the Company for the period ending September 30, 2009. The credit had expired at the end of 2007, and was not reenacted by Congress until October of 2008.

Liquidity and Capital Resources

We expect that cash provided by operating activities will be our primary source for funding our operating needs. Our other sources of liquidity are cash and cash equivalents as well as short-term and long-term investments. As of September 30, 2009, we had $19.0 million in unrestricted cash equivalents and investments. In addition, we have a working capital line of credit agreement under which we may borrow up to $2.0 million. There were no borrowings outstanding under the line of credit agreement as of September 30, 2009. Any future borrowings under this line of credit will have to be secured with underlying investments held at the issuing bank.

Accounts receivable were $27.4 million as of September 30, 2009 compared to $20.8 million as of December 31, 2008. Our DSO was 69 at September 30, 2009 compared to DSO of 49 at September 30, 2008 and 51 at December 31, 2008. Accounts receivable increased by $6.6 million due to the timing of significant billing milestones achieved in the third quarter of 2009 related mainly to QCPR contracts.

In addition to our billed accounts receivable, we had unbilled receivables of $6.8 million as of September 30, 2009 and $6.2 million as of December 31, 2008. Unbilled receivables relate to products or customer agreements where billing is based on specifically agreed dates or milestones while revenue is recognized on a contract basis of accounting. The increase of $0.6 million was principally due to increased implementation activities for the QCPR products and services in advance of meeting billing milestones. We expect to bill and collect the unbilled revenue as billing milestones in the specific contracts are met.

Prepaid royalty expense decreased by approximately $6.7 million to $1.1 million as of September 30, 2009 from $7.8 million as of December 31, 2008, primarily due to a decrease in royalties paid to our subcontractors related to the Department of Veterans Affairs contract. This contract requires payment to our subcontractors when we are paid by the customer. The customer paid the full $19.9 million for the fiscal year 2009 license during December 2008 creating advance payments to the subcontractors that are being recognized as expense over the annual license term.

Accrued payroll and related expenses decreased by $2.0 million to $5.2 million as of September 30, 2009 from $7.2 million as of December 31, 2008. This decrease was primarily due to payments and accruals during the period related to annual bonus and benefit related costs as of December 31, 2008 offset by approximately $1.2 million in biweekly payroll accruals as of September 30, 2009.

Other accrued liabilities decreased by $1.2 million to $3.5 million at September 30, 2009 from $4.7 million at December 31, 2008. The decrease was primarily due to timing differences associated with the payments for professional fees, legal fees and royalties.

The Company’s Condensed Consolidated Statement of Cash Flows is summarized below (in thousands):

	For the Three Months Ended September 30,
	2009	2008
Cash (used in) provided by operating activities	$(2,045)	$2,394
Cash provided by (used in) investing activities	467	(414)
Cash used in financing activities	(1,322)	(980)
Effect of exchange rate changes	26	(193)

Net (decrease) increase in cash and cash equivalents	$(2,874)	$807

	For the Nine Months Ended September 30,
	2009	2008
Cash (used in) provided by operating activities	$(3,671)	$14,532
Cash (used in) provided by investing activities	(5,278)	1,292
Cash used in financing activities	(4,024)	(7,309)
Effect of exchange rate changes	203	(224)

Net (decrease) increase in cash and cash equivalents	$(12,770)	$8,291

Cash (used in) provided by operating activities is primarily driven by our operating income or loss, the timing of receipt of customer payments, and the timing of our payments to vendors and employees. During the three months ended September 30, 2009, $2.0 million was used by operating activities, as compared to the same period in 2008 when $2.4 million was provided by operating activities. The difference is driven primarily by a decrease in operating results between periods with $1.8 million lower gross margin. Finally, working capital changes used $2.2 million more cash during the 2009 period than in 2008, primarily due to milestone billings and the timing of collections during the current year compared to the prior year.

During the nine months ended September 30, 2009, $3.7 million was used by operating activities, as compared to the same period in 2008 when $14.5 million was provided by operating activities. Net income in 2009 was $3.8 million, including non-cash charges of $7.4 million, and net working capital changes that used $14.8 million of cash. The net working capital changes were driven primarily by the timing of payments from the Department of Veterans Affairs offset by our payments to the subcontractors as previously discussed in the financial statement overview section and higher payments under our arrangement with TCS due to the ramp-up period in 2008 compared to a full nine month period incurred in 2009. In addition, we paid $0.5 million against our outstanding note payable to a former executive and incurred approximately $1.3 million of severance payments related to changes in our executive team. Net income for the first nine months of 2008 of $4.6 million included non-cash charges for depreciation, amortization and stock compensation of $9.0 million, and a non-cash loss on the sale of assets of $1.2 million.

Cash flows provided by investing activities was $0.5 million during the three months ended September 30, 2009, primarily due to $1.0 million in net proceeds from the sale of available for sale securities offset by $0.6 million used for capital purchases. During the three months ended September 30, 2008, cash flow of $0.4 million was used in investing activities primarily due to $0.6 million of capital purchases offset by a $0.2 million decrease in restricted cash.

Cash used in investing activities was $5.3 million during the nine months ended September 30, 2009, primarily due to the $4.1 million in net purchase of available for sale securities and $1.1 million of capital purchases. During the nine months ended September 30, 2008, $1.3 million was provided by investing activities primarily due to the net proceeds of $1.8 million from the sale of available for sale securities and a $0.8 million decrease in restricted cash, offset by $1.4 million of capital purchases.

Cash used in financing activities was $1.3 million for the three months ended September 30, 2009 compared to cash used of $1.0 million for the three months ended September 30, 2008. The increase in cash used in financing activities was primarily due to $0.4 million of proceeds received in 2008 from the issuance of common stock as a result of exercise of employee stock options which did not occur during the same period in 2009.

Cash used in financing activities was $4.0 million for the nine months ended September 30, 2009 compared to cash used of $7.3 million for the nine months ended September 30, 2008. The decrease in cash used between periods was primarily due to the use of $3.7 million to repurchase shares of our outstanding common stock during 2008 through a repurchase program conducted in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.

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

Commitments

The following table summarizes financial data for our contractual obligations and other commercial commitments, including interest obligations, as of September 30, 2009 (in thousands):

	Total	Payments Due by Period
		Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations
Accrued dividends	$1,375	$1,375	$—	$—	$—
Operating leases (1)	7,636	3,770	3,604	262	—

Total contractual obligations	$9,011	$5,145	$3,604	$262	$—

Other Commercial Commitments
Term deposit for bank guarantee	$76	$—	$76	$—	$—
Standby letters of credit (2)	1,445	1,328	117	—	—

Total commercial commitments	$1,521	$1,328	$193	$—	$—

(1)	The less than 1 year amount of $3.8 million includes $0.2 million for the San Rafael, California facility that was shut down during the fourth quarter of 2004 as a result of the relocation of our headquarters to Reston, Virginia. The accrued exit costs associated with this facility will be fully recognized in December 2009.

(2)	The less than 1 year amount of $1.3 million includes a $1.2 million letter of credit in favor of two customers under their contracts. The remainder represents security deposits for leased facilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The table below presents fair values of principal amounts and weighted average interest rates for our investment portfolio as of September 30, 2009 (in thousands, except average interest rates):

	Aggregate Fair Value
Cash and cash equivalents:
Cash (1)	$6,305
Money Market funds	1,574

Total cash and cash equivalents	$7,879

Short-term investments:
Certificates of Deposit	$7,452
Debt issued by the US government	198

Total short-term investments	$7,650

Investments:
Debt securities issued by the US government	$3,506

Total long-term investments	$3,506

	Aggregate Fair Value	Weighted Average Interest Rate
Summary:
Cash	$6,305	0.42%
Money Market funds	1,574	0.23%
Certificates of Deposit	7,452	1.16%
Debt issued by US government	3,704	3.90%

	$19,035

(1)	Excluded from the fair value of the principal amounts of cash is $1.5 million, which is restricted cash that is held in escrow for rental properties, and meeting customer performance expectations.

Performance of Equity Markets

The performance of the equity markets can have an effect on our operations as certain of our variable life insurance policies have premiums invested in equity securities.

Foreign Currency Risk

Our primary market risk exposure relates to changes in foreign currency exchange rates and potentially adverse effects of differing tax structures. Changes in foreign exchange rates did not materially impact our results of operations. For the nine months ended September 30, 2009, approximately 4% of total revenue was denominated in currencies other than the U. S. dollar and approximately 5% of our total direct and operating costs were incurred in currencies other than the U. S. dollar.

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

As of September 30, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective and provided reasonable assurance as of the date of such evaluation.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The Company believes there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 11, 2009 (the “2008 Form 10-K”) and the revised risk factor previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 6, 2009 (the “Second Quarter Form 10-Q”). You should carefully consider such risk factors as presented in the 2008 Form 10-K , the revised risk factor as presented in the Second Quarter Form 10-Q and other information set forth in this Quarterly Report on Form 10-Q, including our financial statements and the related notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 27, 2009, we issued inducement stock options to purchase 300,000 shares of our common stock with an exercise price of $6.52 per share to Duncan W. James, our Chief Executive Officer, as an inducement to his employment by the Company. These options vest with respect to 25% of the option shares upon completion of one year of service measured from the date of grant; the remaining 75% of the option shares vest in a series of 36 equal successive installments upon the completion of each additional month of service thereafter, subject to acceleration in the event of a change in control and certain termination events. These stock options have a maximum term of ten years, subject to earlier cancellation upon the termination of Mr. James’ service with the Company in certain circumstances.

These inducement stock options were issued outside of our stock plans in connection with the offer of employment to Mr. James. The offer and sale of the inducement stock options to Mr. James was made pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering, and regulations promulgated thereunder.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRAMED CORPORATION

Date: November 5, 2009	By:	/S/ DUNCAN W. JAMES
Duncan W. James Chief Executive Officer

Date: November 5, 2009	By:	/s/ DAVID L. PIAZZA
David L. Piazza Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

4.1**	Form of Common Stock certificate, as amended October 27, 2009.

4.2**	Form of Preferred Stock certificate for the Series A Cumulative Mandatory Convertible Preferred Shares, as amended October 27, 2009.

31.1**	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith